Form 10-Q/A
period 1995-06-30
HORIZON BANCORP /IN/
filed 1995-08-14
CIK 706129

                               Form 10-Q/A
                   SECURITIES AND EXCHANGE COMMISSION
                          450 5th Street N.W.
                        Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995 - commission file number 0-10792

                            HORIZON BANCORP
          (Exact name of registrant as specified in its charter)

             Indiana                                35-1562417
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

        515 Franklin Square, Michigan City, Indiana             46360
        (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code:    (219)879-0211

  Securities registered pursuant to Section 12(b) of the Act: NONE

  Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                            747,363 at July 27, 1995

Part I - Financial Information

ITEM 1. 	FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF
REGULATION S-X IS INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW

	Financial Statements	                                  Page
	Consolidated Balance Sheet (Unaudited)	                3 - 4
	Consolidated Statement of Income (Unaudited)	          5 - 6
	Condensed Consolidated Statement of Changes
  in Stockholders' Equity (Unaudited)	                  7
	Consolidated Statement of Cash Flows
  (Unaudited)	                                          8 - 9
	Notes to the Consolidated Financial Statements
  (Unaudited)	                                          10 -15

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Thousands, except per share data)


			June 30		December 31
			1995		1994

ASSETS
Cash and cash equivalents
	Cash and due from banks	                        $12,172 	   $  23,821
	Money market investment	                            827 	       1,063
	Federal funds sold	               	                             3,250
                                                  ------        ------
		Total cash and cash equivalents	                12,999      	 28,134

Short-term investments-
  Interest-bearing balances in banks	                100	          100

Investment securities available for sale,
  net (Note 2)	                                   77,937 	      83,142

Investment securities held to maturity,
 net (Note 2)(Estimated market value of
 $15,445 at June 30, 1995 and
 $15,225 at December 31, 1994)	                   15,482 	      15,475

Loans
	Total loans (Note 3)	                           223,488     	 225,016
	Deferred loan fees	                                (463)	        (462)
 Unearned income	                                   (837)	        (932)
	Allowance for loan losses (Note 4)	              (2,784)	      (2,555)
                                                 -------       -------
		Net loans	                                     219,404      	221,067

Premises and equipment, net	                      10,696 	      10,445
Accrued interest receivable	                       2,841 	       2,807
Other assets	                                      6,338 	       8,300
		Total assets	                                $ 345,797 	   $ 369,470
			                                              =======      	=======

- Continued -

(Thousands, except per share data)

                                              			June 30		December 31
                                                		1995     		1994
LIABILITIES
Deposits
	Noninterest-bearing	                            $  42,192   $ 40,686
	Interest-bearing	                                 244,000	   255,098
                                                   -------    -------
		Total deposits	                                  286,192	   295,784

Short-term borrowings	                               8,663    	24,693
Federal Home Loan Bank Advances	                    17,400	    18,400
Obligation to employee stock
  ownership plan		                                                298
Accrued interest payable	                              588       	466
Other liabilities	                                   2,138      2,416
                                                   -------    -------
		Total liabilities	                               314,981	   342,057

Commitments, off-balance sheet risk and contingencies

STOCKHOLDERS' EQUITY
Common stock: $1 stated value, 5,000,000
  shares authorized; 1,027,531 shares issued	        1,027    	 1,027
Additional paid-in capital	                         17,317 	   17,293
Retained earnings	                                  20,347    	18,961
Valuation allowance for securities available
  for sale (net of tax) (Note 2)	                     (287)	   (2,327)
		Total before treasury stock and obligation
		  to employee stock ownership plan	               38,404    	34,954
Less treasury stock, at cost - 106,904 shares at
  June 30, 1995 and 93,745 shares at
  December 31, 1994	                                (2,689)	   (2,243)
Unearned Compensation	                              (4,899)	   (5,000)
Less obligation under employee stock ownership
  plan     	                                                     (298)
		Total stockholder' equity	                        30,816 	   27,413

		Total liabilities and stockholders' equity	      345,797 	  369,470
		                                                	=======	   =======

- Continued -

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(Thousands, except per share data)

                                           	Three Months      	Six Months
			                                         Ended June 30     Ended June 30
                                         			1995	    1994	   1995	    1994
INTEREST INCOME
	Interest and fees on loans	              $ 4,896 	$ 4,451 	$ 9,701	 $ 9,022
	Interest on balances in banks		                         1               		1
	Interest on Federal funds sold	               17	       2	      19	      41
 Interest and dividends on investment:
      Taxable	                              1,397	   1,172	   2,818	   2,250
      Nontaxable	                             153	     165	     296	     307
                                            -----    -----   ------   ------
		Total interest income	                    6,463	   5,791	  12,834	  11,621

INTEREST EXPENSE
	Interest on deposit 	                      2,339	   1,860	   4,524	   3,638
	Interest on Federal funds purchased
 and securities	sold under agreement
 to repurchase	                               234	      92	     479	     175
	Interest on Federal Home Loan Bank
 Advances	                                    236 	    274	     463	     541
                                            -----    -----    -----    -----
		Total interest expense	                   2,809	   2,226	   5,466	   4,354

NET INTEREST INCOME	                        3,654	   3,565	   7,368	   7,267

PROVISON FOR LOAN LOSSES(NOTE 4) 	                                       165
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	                            3,654	   3,565   	7,368	   7,102

NONINTEREST INCOME
	Service charges on deposits	                 360	     319	     695 	    622
	Trust departments income	                    460	     440	     877	     844
 Security gains				                                                      273
	Gain on sale of other real estate owned	               45              		45
	Other income	                                 34	      94	     389	     159
                                             ----     ----     ----     ----
		Total other income	                         899	     853	   2,006	   1,898

NONINTEREST EXPENSE
	Salaries and employee benefits	            1,947   	1,750	   3,897	   3,566
 Occupancy expense of Company
	  premises, net of rental income	            234	     247	     496	     527
	Data processing and equipment expense	       454	     394	     842	     764
	Loss on real estate owned	                   252	     117	     313	     210
	Other expenses	                            1,138	   1,011	   2,181	   1,935
                                            -----    -----    -----    -----
		Total other expense	                      4,025	   3,519	   7,729	   7,002

-continued-

(Thousands, except per share data)

			                                        Three Months	     Six Months
			                                       Ended June 30	    Ended June 30
			                                        1995	  1994	      1995	  1994
INCOME BEFORE INCOME TAXES	               $  528	  $  899	  $1,645  $ 1,998
PROVISION(BENEFIT FOR INCOME TAXES)                                     713
NET INCOME	                               $  444	  $  549	 $ 1,942 	$ 1,285

Average number of shares outstanding	     752,567	 768,406	755,675	 768,409
Earnings per common share	                  $ .59	   $ .71	  $2.57 	 $ 1.67

Earnings per common share have been calculated using the average

See notes to the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY  (UNAUDITED)

                                                (In Thousands)
		                                      	 Three Months	      Six Months
			                                       Ended June 30     Ended June 30
			                                       1995	    1994	    1995	   1994

Balance, beginning of period	           $29,874 	$28,555 	$27,413 	$27,759

Net income	                                 444 	    549 	  1,942 	  1,285

Cash dividends ($.60 for the six
	months ended June 30, 1995 and 1994)	     (276)	   (231)	   (556)	   (461)

Reduction in ESOP obligation			                               298 	    298

Purchase of Treasury Stock	                (315)	    (12)	   (446)	    (12)

Amortization of unearned compensation
 expense	                                                      51   		 101

Increase in additional paid-in capital
 from	amortization of unearned
 compensation expense	                                         12 		    24

Change in unrealized gain(loss)
on securities available for sale          1,026 	   (881)	  2,040 	   (895)

Tax benefit of ESOP dividend deduction	      	        11            	   17

                                        -------  -------  -------  -------
Balance, June 30	                       $30,816	 $27,991	 $30,816	 $27,991
                                        =======  =======  =======  =======




See notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                          (In Thousands)
                                                     Six months ended June 30
                                                    				 	1995	      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             			$1,942 	   $1,285
Adjustments to reconcile net income to net cash
 from operating activities:
	Depreciation			                                              417 	      335
	Net amortization			                                           78 	      142
	Amortization of unearned compensation			                     101
	Reserve for security (gains)/losses		     	               (3,305)	    1,574
	Provision for loan losses			 	                                          165
	Security Gains				                                                     (273)
	Loss on disposal of fixed assets			                           21
	Loss on other real estate owned			                           239 	       59
	Benefit of deferred taxes			                                 170  	  (1,212)
	Increase/(decrease) in deferred loan fees			                   1       	(34)
	Decrease in unearned income			                               (95)	     (338)
	Decrease in interest receivable			                           (34)	       27
	Increase in interest payable			                              122 	       30
	(Increase)/decrease in other assets			                     3,618 	     (383)
	Decrease in other liabilities			                            (278)	   (3,095)
                                                           ------     ------
			Net cash provided by activities		                        2,997    	(1,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Proceeds from sales of investment securities-
	 available for sale			 	                                             14,859
	Proceeds from maturities, calls and principal
	 repayments of investment securities-available for sale    9,442	     9,751
	Proceeds from maturities, calls and principal
  repayments of investment securities-held to maturity      2,290      3,540
 Purchase of investment securities-available for sale		   	(1,006)  	(23,309)
	Purchase of investment securities-held to maturity		     	(2,303)	   (5,282)
	Net decrease in loans 			                                  2,047 	      399
	Purchase of loans			                                        (954)	     (640)
	Proceeds from sales of loans		                              	353     	1,984
	Recoveries on loans previously charged off			                311       	214
	Premises and equipment expenditures			                      (716)	     (860)
	Proceeds from disposal of premises and equipment			           28
                                                           ------     ------
			Net cash provided by (used in) investing activities		    9,492	       656

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)(UNAUDITED)


                                                          (Thousands)
                                                   Six months ended June 30
                                                     					1995	      1994
CASH FLOWS FROM FINANCING ACTIVITIES:
	Net decrease in deposits			                             $ (9,592)  $ (4,210)
	Dividends paid			                                           (556)     	(461)
	Net increase/(decrease) in short-term
  borrowings	                                             (16,030)	    6,869
	Purchase of Treasury stock			                             (1,000)	      (12)
	Increase in Federal Home Loan Bank Advances			              (446)
                                                          -------    -------
		Net cash provided by(used in) financing activities	     (27,624)    	2,186

NET CHANGE IN CASH AND CASH EQUIVALENTS		                 (15,135)	    1,124
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR			          28,134	    25,055
CASH AND CASH EQUIVALENTS AT END OF QUARTER			           $ 12,999	  $ 26,179

CASH PAID DURING THE YEAR FOR:
	Interest			                                             $  5,588  	$  4,324
	Income taxes			                                              750	       908










See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp ("Horizon") and its wholly-owned subsidiary, First Citizens Bank, N.A. ("Bank"). All intercompany balances and transactions have been eliminated.
The results of operations for the period ended June 30, 1995 and June 30, 1994 are not necessarily indicative of the operating
results for the full year of 1995 or 1994.  	These interim
financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at June 30 1995 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1994 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1994.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at June 30, 1995 are as follows:

                                                  (Thousands)
                                              Gross      Gross
                                   Amortized  Unrealized Unrealized  Fair
                                   Cost       Gains      Losses      Value

AVAILABLE FOR SALE:
U.S. Treasury and U.S.
 Government agency securities       $ 14,028  	$   7  	$  (10)   	$ 14,025
Other Securities	                      1,060	      	      (26) 	     1,034
                                    --------   -----   ------     --------
	Subtotal	                            15,088	      7	     (36)	     15,059

FHLMC	                                26,438	    208	    (195)	     26,451
FNMA	                                 23,800	     93	    (234)	     23,659
GNMA	                                  9,741	     46	     (98)	      9,689
                                    --------   -----   ------     --------
Total mortgage-backed securities	     59,979	    347    	(527)	     59,799

Total debt securities                	75,067	    354	    (563)	     74,858

Equity securities	                     3,246	       	    (167) 	     3,079
                                    --------   -----   ------     --------
Total investment securities
	available for sale	                $ 78,313	  $ 354   $ (730)	   $ 77,937
			                                  =======	   ====	   =====  	   =======


HELD TO MATURITY:

U.S. Government agency securities	  $  3,384   $  	2 		           $  3,386
Obligations of states and
 political subdivisions	              12,098	     31	     (70)	     12,059
                                    --------   -----    -----      -------
Total debt securities	                15,482	     33	     (70)	     15,445

Total debt securities, held
 to maturity	                       $ 15,482  	$ 33    	$ (70)   	$ 15,445
                                  			=======  	====	    ===== 	    =======

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO
MATURITY (CONTINUED)

The amortized cost and estimated fair value of debt securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    (Thousands)
                                                Amortized      Fair
                                              					Cost	       Value
AVAILABLE FOR SALE:
			Due in one year or less		                     $ 8,999	   $ 8,992
			Due after one year through five years		         6,089	     6,067
                                                 -------    -------
			Subtotal		                                     15,088	    15,059
			Mortgage-backed securities		                   59,979  	  59,799
                                                 -------     ------
			Total debt securities available for sale	 	   $75,067	   $74,858

HELD TO MATURITY:
			Due in one year or less		                     $ 4,327   	$ 4,324
			Due after one year through five years		         6,947	     6,895
			Due after five years through ten years		        4,208	     4,226
                                                 -------    -------
			Total debt securities held to maturity		      $15,482   	$15,445

(CONTINUED)

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO
MATURITY (CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 1994 are as follows:

                                              (Thousands)
                                         Gross        Gross
                            Amortized  Unrealized   Unrealized      Fair
                              Cost       Gains        Losses        Value

AVAILABLE FOR SALE:
U.S. Treasury and U.S.
 Government agency securities	    $  18,034  $      	   $  (289)	$ 17,745

Other Securities  	                   2,078	         	      (92)	   1,986
                                  ---------  -------    -------   -------
     	Subtotal	                      20,112		              (381)	  19,731

FHLMC                                28,067              (1,471)   26,596
FNMA                                	25,637		            (1,180)	  24,457
GNMA	                                10,000	         	     (724)    9,276
                                  ---------  -------    -------    ------
      Total mortgage-backed
        securities	                  63,704            		(3,375)	  60,329

     	Total debt securities	         83,816		            (3,756)	  80,060

Equity securities	                    3,249	          	    (167)    3,082

     	Total investment securities
	       available for sale	        $ 87,065	 $       	  $(3,923)	$ 83,142
			                                 =======	 ======	    =======  	=======
HELD TO MATURITY:

U.S. Government agency securities	 $  3,521 			                  $  3,521
Obligations of states and
 political subdivisions	             11,954	      3 	     (253)	   11,704
Total debt securities	               15,475	      3 	     (253)	   15,225

Total debt securities, held
 to maturity	                      $ 15,475 	  $  3     $ (253) 	$ 15,225
			                                 =======	   ====	     =====   	=======

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 3 - TOTAL LOANS

Total loans are comprised of the following classifications:

                                           				(In Thousands)
                                    			  June 30		        December 31
                                          1995		             1994
      Commercial			                     $ 62,705	          $ 67,177
      Real estate mortgage			            109,066           	105,974
      Installment			                      51,717	            51,865
                                        --------           --------
		      Total loans			                  $223,488	          $225,016
					                                   ========	          ========



NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the activity in the allowance for loan losses account:

                                          				(In Thousands)
                                    			June 30		        December 31
			                                     1995		             1994

      Balance, beginning of period      $2,555 	           $2,310
      Provision charged to expense			      	                  165
	     Recoveries			                        311              	 301
      Loan charge-offs	         		         (82)          	   (221)
                                        ------             ------
      Balance, end of period			         $2,784 	           $2,555
				                                 	  ======             ======

NOTE 5 -  NONPERFORMING ASSETS:

The following is a summary of nonperforming loans and Other Real
Estate Owned(OREO).

OREO is presented before the allowance for OREO losses:

                                             				(In Thousands)
			                                        June 30		       December 31
			                                         1995             		1994

      Nonperforming Loans			                 $2,704           	$3,268
      OREO before allowance for OREO losses	  4,070   	         5,730
                                             ------            ------
        Total nonperforming assets			        $6,774   	        $8,998
                                         				======            ======



The following is an analysis of the activity in the allowance for OREO account:

                                             				(In Thousands)
                                         			 June 30	       	December 31
			                                           1995	             	1994
      Balance at beginning of period			      $ 1,801         	 $ 1,988
      Losses on OREO charged to expense	  	      	24               	59
      Losses charged to the allowance			        (774)         	   (246)
                                             -------           -------
      Balance at end of period			            $ 1,051     	     $ 1,801
                						                       =======   	       =======


Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At June 30, 1995 impaired loans outstanding totaled $1,376,000 and average outstanding totaled $1,406,000, the reserves related to these loans totaled $484,000. There was no adjustment to the provision or reserve for these loans. Payments received on an impaired loan are applied toward principal unless full recovery of principal and interest is not in doubt and the loan is well secured, then payments may be applied to interest.

FOR THE QUARTER ENDED JUNE 30, 1995


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------
		The purpose of this discussion is to focus on the Company's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.


FINANCIAL CONDITION
-------------------
LIQUIDITY

		In managing its liquidity, the Company's objective is to maintain the ability to continuously meet its cash flow needs and those of its customers. A major source of liquidity is the investment portfolio, as well as money market investments and interest-bearing balances in banks. At June 30, 1995, securities available for sale and held to maturity with a maturity of one year or less were $13.3 million, 14.2% of the portfolio, compared to $13.6 million or 13.8% at December 31, 1994.
Federal funds sold, money market investments and interest-bearing balances with other banks added an additional
$.9 million in funds maturing within one year at June 30, 1995 compared to $4.4 million at December 31, 1994. These investments which are short-term in nature, are expected to provide adequate liquidity to fund loan growth and any possible deposit fluctuations. The Company's loan-to-deposit ratio, another indication of overall liquidity increased to 77.6% at June 30, 1995 from 75.6% at year end 1994. The Company's subsidiary bank joined The Federal Home Loan Bank of
Indianapolis in 1991 through the purchase of $2.4 million in Federal Home Loan Bank stock. Members are entitled to advances for the purpose of funding mortgage lending activities. Bank considers this membership another source of liquidity for future balance sheet growth. There were $17.4 million in outstanding borrowings at June 30, 1995 as a result of this membership. In addition to these borrowings at June 30, 1995, Bank has available approximately $37 million in unused credit lines with various money center banks.

		There have been no other material changes in the liquidity of the Company from December 31, 1994 to June 30, 1995.

CAPITAL RESOURCES

		Stockholders' equity at June 30, 1995 totaled $30.8 million up
12.4 % compared to $27.4 million December 31, 1994. This increase is primarily the result of a decline in the valuation allowance for securities available for sale as well as year to date 1995 net income retained (net of dividends paid).

		As of June 30, 1995, management is not aware of any current recommendation by banking regulatory authorities which, if there were to be implemented, would have or are reasonably likely to have a material effect on Horizon's liquidity, capital resources or operations.

		As previously disclosed in the Company's third quarter 1993 Form 10-Q, the Compensation Committee of the Board initially discussed the continuation of the Company's employee retirement benefit program in early 1993, which is maintained as an Employee Stock Ownership Plan. In August of 1993, the Board of
Directors approved the continuation of this plan and authorized the transfer of 172,414 shares of the Company's stock into the Employee Stock Ownership Trust for future allocation to employee retirement accounts. This transfer will be made upon payment to the Company by the Employee Stock Ownership Trust of $5 million which represents a price of $29 per share, the market value of the stock at the time the transaction was approved. Under
Federal regulations, the Employee Stock Ownership Trust may pay a value equal to or less than market value for acquired shares, but not more. Upon approval by all the required regulatory agencies, the Company issued 172,414 shares of stock to the Employee Stock Ownership Trust on August 26, 1994. Under
Statement of Position 93-6 "Employers Accounting for Employee
Stock Ownership Plans" issued by the Accounting Standards
Division of the American Institute of Certified Public
Accountants, these shares are not included in outstanding shares for the purposes of computing earnings per share and book value per share until they are committed-to-be-released for allocation to employee retirement accounts.

		Horizon has selectively purchased shares that became available in the market form time to time. During the first six months of 1995, management purchased 13,159 shares at a cost of $446 thousand.

		There have been no other material changes in the Company's capital resources from December 31, 1994 to June 30, 1995.


MATERIAL CHANGES IN FINANCIAL CONDITION - JUNE 30, 1995 COMPARED
TO DECEMBER 31, 1994

		Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of the Corporation.

		Horizon's deposits declined to $286.2 million at June 30, 1995 compared to $295.8 million at December 31, 1994. This decline is primarily the result of seasonal increases in demand deposits of public fund accounts at December 31, 1994 that subsequently declined.

		Short-term borrowings declined to $8.663 million at June 30, 1995 from $24.693 million at December 31, 1994. This decline is the result of declines in federal funds purchased.

		There have been no other material changes in the financial condition of the Company from December 31, 1994 to June 30, 1995.


RESULTS OF OPERATIONS
---------------------
MATERIAL CHANGES IN RESULTS OF OPERATIONS - JUNE 30, 1995
COMPARED TO JUNE 30, 1994.

		Net interest income was $7.368 million for the first six months of 1995 compared to $7.267 million for the same period
1994. This increase is primarily the result of higher average earning assets offset by lower year to date net interest margin of 4.38% compared to 4.42% for the same period 1994.

		Provision for loan losses was zero for the first six months of 1995 compared to $165 thousand for the same period 1994.
Horizon has year to date net loan recoveries at June 30, 1995 of $229 thousand compared to $87 thousand for the same period last year. These recoveries increased Horizon's allowance for loan losses to $2.784 million at June 30, 1995 from $2.555 million at December 31, 1994.

		Other noninterest income net of nonrecurring portfolio gains, nonrecurring gain on sale of other real estate owned, and nonrecurring interest received on Federal Income Tax refunds was $1.663 million for the first six months of 1995 compared to $1.625 million for the same period last year. This increase is primarily the result of an increase in service charges on deposit accounts and trust department income.

		Horizon's operating expense's year to date 1995, net of nonrecurring Loss on Other Real Estate Owned expenses, increased to $7.4 million from $6.8 million for the same period 1994.
This increase is the result of increased salaries, employee group health care expenses, investments in technology and owner employee training.

		Horizon recorded a $252 thousand loss on sale of other real estate owned for the quarter ended June 30, 1995. This loss was primarily the result of the sale of one hotel property.

		Horizon received a federal income tax refund during the first quarter totaling $1.190 million including interest of $298 thousand. In 1993, Horizon filed several amended tax returns to obtain refunds of federal taxes paid in prior periods. The original returns were filed by our previous accounting firm, dating back to 1985. The receipt of this refund increased earnings per share $1.25 for the first quarter.

   Horizon Bancorp has experienced a decline in quarterly net income due to higher non-interest expenses associated with investments in technology, the expansion of its branch delivery system to new markets, and the training of it's owner employees in intensive internal and external management training programs. Horizon expects an improvement in it's product market share, competitive position and customer service quality in existing and new markets as a result of these investments. These investments will also create re-engineering opportunities that will ultimately increase Horizon's efficiency. Horizon anticipates that future net income will be positively impacted as a result of these investments.

 		There have been no other material changes in the results of operations of the Company from December 31, 1994 to June 30,
1995.

                     PART II - OTHER INFORMATION
                     ---------------------------
                  For the quarter ended June 30, 1995

ITEM 1.    LEGAL PROCEEDINGS

		See Management's Discussion and Analysis

ITEM 2.   CHANGES IN SECURITIES

		Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

		Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		Not Applicable

ITEM 5.   OTHER INFORMATION

		Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 	a.	January 17, 1995 - Significant matters to shareholders

  b. March 23, 1995 - Horizon receives $1.190 million income tax refund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			HORIZON BANCORP

                    	BY:    Larry E. Reed
  	                         Chairman and Chief Executive Officer
                            Date:  August 11, 1995

                    	BY:    J. Michael Smith
                   	        Vice President and Chief Financial Officer
                            Date:  August 11, 1995