Form 10-Q
period 1995-09-30
HORIZON BANCORP /IN/
filed 1995-11-13
CIK 706129

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              450 5th Street N.W.
                            Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995 - commission file number 0-10792

                                 HORIZON BANCORP
            (Exact name of registrant as specified in its charter)

Indiana                               35-1562417
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

515 Franklin Square, Michigan City, Indiana     46360
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:    (219) 879-0211

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

                              Yes     X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          741,010  at November 6, 1995

Part I - Financial Information


ITEM 1. 	FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION
        	S-X IS INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW
[CAPTION]
	Financial Statements	                                       Page
 [S]                                                       [C] [C]

	Consolidated Balance Sheet (Unaudited)	                   3 - 4
	Consolidated Statement of Income (Unaudited)	             5 - 6
	Condensed Consolidated Statement of Changes
 	  in Stockholders' Equity (Unaudited)	                   7
	Consolidated Statement of Cash Flows
	   (Unaudited)	                                           8 - 9
	Notes to the Consolidated Financial Statements
    (Unaudited)	                                           10 - 15

CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Thousands, except per share data)
[CAPTION]
                                                			September 30	  December 31
			                                                    1995		         1994
ASSETS
Cash and cash equivalents

	Cash and due from banks	                           $ 16,218 	     $ 23,821
	Money market investment	                                736 	        1,063
	Federal funds sold	               	                                  3,250
		Total cash and cash equivalents	                    16,954 	       28,134

Short-term investments-interest-bearing
 balances in banks	                                       100 	          100

Investment securities available for sale,
 net (Note 2)	                                        77,550 	       83,142

Investment securities held to maturity,
 net (Note 2) (Estimated market value
 of $14,543 at September 30, 1995 and
 $15,225 at December 31, 1994)	                       14,537 	       15,475

Loans
	Total loans (Note 3)	                               231,937  	     225,016
	Deferred loan fees	                                    (430)         	(462)
 Unearned income                                       	(804)	         (932)
	Allowance for loan losses (Note 4)	                  (2,781)   	    (2,555)
		Net loans	                                         227,922       	221,067

Premises and equipment, net	                          10,874        	10,445
Accrued interest receivable	                           2,665          2,807
Other assets	                                          6,027          8,300

   Total assets                                   	$ 356,629 	    $ 369,470
                                                  			=======       	=======

                               - Continued -

(Thousands, except per share data)
[CAPTION]
                                              			September 30	    December 31
		                                                  	1995	           	1994
LIABILITIES
Deposits

	Noninterest-bearing	                                $ 35,273 	     40,686
	Interest-bearing	                                    248,906   	  255,098
		Total deposits	                                     284,179 	    295,784

Short-term borrowings	                                  8,279 	      6,693
Federal Home Loan Bank Advances	                       15,400 	     18,400
Federal Funds purchased                               	13,900 	     18,000
Obligation to employee stock
  ownership plan		                                                     298
Accrued interest payable	                                 640 	        466
Other liabilities	                                      2,526 	      2,416
		Total liabilities	                                  324,924 	    342,057

Commitments, off-balance sheet risk and
 contingencies

STOCKHOLDERS' EQUITY
Common stock: $1 stated value, 5,000,000
  shares authorized; 1,027,531 shares issued	           1,027 	      1,027
Additional paid-in capital	                            17,363 	     17,293
Retained earnings	                                     20,790 	     18,961
Valuation allowance for securities available
  for sale (net of tax) (Note 2)	                          95  	    (2,327)
		Total before treasury stock and obligation
		  to employee stock ownership plan	                  39,275 	     34,954
Less treasury stock, at cost - 114,107 shares at
  September 30, 1995 and 93,745 shares at
  December 31, 1994                                   	(2,945)	     (2,243)
Unearned Compensation	                                 (4,625)	     (5,000)
Less obligation under employee
  stock ownership plan	                                      	        (298)
		Total stockholder' equity                           	31,705 	     27,413

		Total liabilities and stockholders' equity	        $356,629 	   $369,470
                                                   			=======	     =======

                                   - Continued -

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(Thousands, except per share data)
[CAPTION]
                                        	Three Months Ended 	Nine Months Ended
 			                                        September 30  	    September 30

                                          1995      	1994      1995	     1994

INTEREST INCOME

	Interest and fees on loans	               $ 5,174 	$ 4,665	 $14,875 	$13,687
 Interest on balances in banks		                          1	               	2
	Interest on Federal funds sold		                                	19	      41
 Interest and dividends on investment:
      Taxable	                               1,308 	  1,279	   4,126	   3,529
      Nontaxable	                              120 	    153	     416	     459
		Total interest income                     	6,602   	6,098	  19,436	  17,718

INTEREST EXPENSE
	Interest on deposits 	                      2,317   	1,852	   6,841	   5,489
	Interest on Federal funds purchased
 and securities	sold under agreement
 to repurchase	                                227     	221	     706	     396
	Interest on Federal Home Loan Bank Advances	  212 	    349	     675      890
		Total interest expense	                    2,756   	2,422	   8,222	   6,775

NET INTEREST INCOME	                         3,846   	3,676	  11,214	  10,943
PROVISION FOR LOSSES (Note 4)	              	          	          	       165
NET INTEREST INCOME AFTER PROVISION
 	       FOR LOAN LOSSES	                    3,846   	3,676	  11,214	  10,778

NONINTEREST INCOME
	Service charges on deposits	                  365     	370	   1,060     	991
	Trust departments income	                     433     	422	   1,310	   1,266
   Security gains/(losses)                    	(16)	            	(16)    	273
	Gain on sale of other real estate owned		              472     	 45     	472
	Other income	                                  32       67	     421	     225
		Total other income	                          814   	1,331   	2,820   	3,227

NONINTEREST EXPENSE
	Salaries and employee benefits	             2,197   	1,749	   6,094	   5,188
   Occupancy expense of Company
	  premises, net of rental income	             262 	    245	     758	     773
	Data processing and equipment expense	        437     	366	   1,279	   1,089
	Loss on real estate owned	                     31     	172	     344	     386
	Other expenses	                             1,005 	  1,214	   3,186	   3,311
		Total other expense	                       3,932   	3,746  	11,661  	10,747


(Thousands, except per share data)

[CAPTION]
                       		              	Three Months Ended  Nine Months Ended
                     			                   September 30	      September 30

			                                        1995	    1994	    1995	    1994

INCOME BEFORE INCOME TAXES	                $  728	  $1,261   $2,373   $3,258
PROVISION(BENEFIT) FOR INCOME TAXES	           11	     403	    (286)   1,117
NET INCOME	                                $  717	  $  858	  $2,659 	 $2,141


	Average number of shares outstanding	     757,195	 767,367	 757,807	 768,058
	Earnings per common share	                  $ .95	   $1.12	   $3.51 	  $2.79

Earnings per common share have been calculated using the average number of shares outstanding during the periods presented.




         See notes to the consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(In Thousands)

[CAPTION]
			                                    Three Months Ended 	Nine Months Ended
			                                       September 30	      September 30

                          			           1995	     1994	      1995	    1994

Balance, beginning of period 	          $30,816  	$27,991  	 $27,413 	$27,759

Net income	                                 717     	 858     	2,659   	2,141

Cash dividends ($.90 for the nine	months
 ended September 30, 1995 and 1994)	       (274)	    (230)	     (830)	   (691)

Reduction in ESOP obligation	                             		     298 	    297

Purchase of Treasury Stock      	          (256)     	(35)	     (702)     (47)

Amortization of unearned compensation
 expense 	                                  274               		 375

Increase in additional paid-in capital
 from amortization of unearned
 compensation expense 	                      46 	                	70

Change in unrealized gain(loss) on
 securities	available for sale	             382 	    (468)	    2,422  	(1,362)

Tax benefit of ESOP dividend deduction	                 4 	       	        23

Balance, September 30	                  $31,705	  $28,120	   $31,705	 $28,120




         See notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In Thousands)
[CAPTION]
		                                                        Nine months ended
		                                                          September 30
			                                                       1995	       1994

CASH FLOWS FROM OPERATING ACTIVITIES:

	Net income			                                              $ 2,659 	 $ 2,141
Adjustments to reconcile net income to net cash
 from operating activities:
	Depreciation			                                                638      	513
	Net amortization			                                            117      	204
	Amortization of unearned compensation			                       375
	Valuation allowance for security (gains)/losses		          	(4,087)   	2,336
	Provision for loan losses			                                            	165
	Security (gains)/loss			                                        16     	(273)
	Loss on disposal of fixed assets		                       	      24
	Loss on other real estate owned			                             239       	59
	Change in deferred taxes			                                    (82)      	69
	Change in deferred loan fees	                           	     	(32)     	(40)
	Change in unearned income			                                  (128)     (480)
	Change in interest receivable			                               142     	(102)
	Change in interest payable			                                  174      	 57
	Change in other assets			                                    4,608   	(3,245)
	Change in other liabilities			                                 110   	(2,710)
			Net cash provided by activities		                          4,773     	(676)
CASH FLOWS FROM INVESTING ACTIVITIES:
	Proceeds from sales of investment securities-
	 available for sale	                                       		8,999   	14,859
	Proceeds from maturities, calls and principal
	 repayments of investment securities-available for sale		   13,430   	12,505
	Proceeds from maturities, calls and principal
	 repayments of investment securities-held to maturity			     3,033    	1,554
   Purchase of investment securities-available for sale			  (12,676)	 (35,583)
	Purchase of investment securities-held to maturity		       	(2,303)  	(2,282)
	Net increase in loans 	                                   		(6,339)	    (507)
	Purchase of loans		                                        	(1,122)	    (605)
	Proceeds from sales of loans	                                		353 	   2,700
	Recoveries on loans previously charged off		                  	413 	     265
	Premises and equipment expenditures	                   	   	(1,090)	    (870)
	Proceeds from disposal of premises and equipment			             	         (7)
			Net cash provided by (used in) investing activities	      	2,698   	(7,971)

           See notes to the consolidated financial statements.

(UNAUDITED)
(Thousands)
[CAPTION]
                                                            Nine months ended
                                                               September 30
					                                                        1995	       1994
CASH FLOWS FROM FINANCING ACTIVITIES:

	Net decrease in deposits		                                  (11,605)	(17,487)
	Dividends paid			                                              (830)	   (691)
	Net increase/(decrease) in short-term borrowings		          	(2,514) 	11,619
	Purchase of Treasury stock                                  			(702)    	(47)
	Increase in Federal Home Loan Bank Advances			               (3,000)	  6,500
		Net cash provided by (used in) financing activities		     	(18,651)	  2,186

NET CHANGE IN CASH AND CASH EQUIVALENTS                    		(11,180) 	(8,753)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR			                                                   28,134	  25,055
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER		                                  	                $16,954	 $16,302

CASH PAID DURING THE YEAR FOR:
	Interest		                   	                              $ 8,048	 $ 6,832
	Income taxes		                                                 	790	     993


            See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp ("Horizon") and its wholly-owned subsidiaries, First Citizens Bank, N.A. ("Bank") and HBC Insurance Group, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year of 1995 or 1994. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at September 30, 1995 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1994 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1994.



NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at September 30, 1995 are as follows:
[CAPTION]
                                                   (Thousands)
                                                  Gross        Gross
                                    Amortized  Unrealized  Unrealized  Fair
		                                     Cost      Gains       Losses    Value
AVAILABLE FOR SALE:

 U.S. Treasury and U.S.
  Government agency securities	       $ 7,171    $   5   	  $   (7)	 $  7,169
 Other Securities	                      1,053	                 (23)     1,030
	 Subtotal	                             8,224	       5	        (30)	    8,199

 FHLMC	                                25,440	     248	        (90)	   25,598
 FNMA                                 	30,988	     177	        (73)	   31,092
 GNMA	                                  9,492	     120	        (25)	    9,587
  Total mortgage-backed securities	    65,920	     545	       (188)	   66,277

	 Total debt securities	               74,144	     550	       (218)	   74,476

Equity securities	                      3,240	                (166)    	3,074

 	Total investment securities
	  available for sale	                $77,384	   $ 550	     $ (384)	  $77,550
                                   			=======	    ====	      =====   	=======

HELD TO MATURITY:
U.S. Government agency securities	    $ 3,235			                      $ 3,235
Obligations of states and
 political subdivisions	               11,302	      43	        (37)	   11,308
	Total debt securities	                14,537	      43	        (37)	   14,543

Total debt securities, held
 to maturity	                         $14,537	   $  43	     $  (37)	  $14,543
                                   			=======	    ====	      ===== 	  =======

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
 (CONTINUED)

The amortized cost and estimated fair value of debt securities at September 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

[CAPTION]
                                               						(Thousands)
                                                Amortized          Fair
					                                             Cost	            Value
AVAILABLE FOR SALE:

			Due in one year or less		                    $ 1,019	         $ 1,017
			Due after one year through five years   	  	   7,205	           7,182
			Subtotal		                                     8,224	           8,199
			Mortgage-backed securities		                  65,920	          66,277

			Total debt securities available for sale	 	  $74,144	         $74,476
					                                            ======	          ======

HELD TO MATURITY:

			Due in one year or less	 	                   $ 4,897	         $ 4,898
			Due after one year through five years		        6,067	           6,052
			Due after five years through ten years		       3,573	           3,593

			Total debt securities held to maturity		     $14,537	         $14,543
                                            					======	          ======

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
(CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 1994 are as follows:
[CAPTION]
                                                        (Thousands)
                                                Gross         Gross
                                   Amortized  Unrealized   Unrealized  Fair
                                      Cost      Gains        Losses    Value
AVAILABLE FOR SALE:

U.S. Treasury and U.S.
 Government agency securities	         $18,034	  $    	     $  (289)	 $17,745
Other Securities	                        2,078	          	      (92)    1,986
Subtotal	                               20,112		               (381)	  19,731

FHLMC	                                  28,067             		(1,471)	  26,596
FNMA	                                   25,637	             	(1,180)	  24,457
GNMA	                                   10,000	          	     (724)    9,276
	Total mortgage-backed securities	      63,704		             (3,375)	  60,329

	Total debt securities	                 83,816		             (3,756)  	80,060

Equity securities	                       3,249	           	    (167)    3,082

	Total investment securities
	available for sale	                   $87,065	  $       	  $(3,923)	 $83,142
                                    			=======    	====	      =====  	=======

HELD TO MATURITY:
U.S. Government agency securities	     $ 3,521 		                     $ 3,521
Obligations of states and
 political subdivisions	                11,954	       3	       (253)	  11,704
	Total debt securities	                 15,475	       3	       (253)	  15,225

Total debt securities, held
 to maturity	                          $15,475	  $    3	    $  (253)  $15,225
                                    			=======	    ====	      =====   	======

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 3 - TOTAL LOANS

Total loans are comprised of the following classifications:
[CAPTION]
        	                                  			(In Thousands)
                                  			September 30	     	December 31
                                     			 1995	             	1994

         Commercial		            	    $  64,257	        $  67,177
         Real estate mortgage			        114,817	          105,974
         Installment			                  52,863	           51,865
         		Total loans			             $ 231,937	        $ 225,016
				                                    =======	          =======


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the activity in the allowance for loan losses account:

[CAPTION]
                                             				(In Thousands)
			                                        September 30	  	December 31
                                           			 1995		          1994

    Balance, beginning of period			            $2,555 	        $2,310
    Provision charged to expense	                        		      	165
   	Recoveries			                                 413 	           301
   	Loan charge-offs			                          (187)	          (221)
    Balance, end of period			                  $2,781 	        $2,555
				                                           	=====          	=====



NOTE 5 -  NONPERFORMING ASSETS:

The following is a summary of nonperforming loans and Other Real Estate Owned
(OREO). OREO is presented before the allowance for OREO losses:


[CAPTION]
                                           		  		(In Thousands)
                                       			September 30	   	December 31
                                          			 1995          		1994

  Nonperforming Loans			                     $2,966   	      $3,268
  OREO before allowance for OREO losses			    4,070        	  5,730
    Total nonperforming assets	            		$7,036         	$8,998
                                         					=====          	=====


The following is an analysis of the activity in the allowance for OREO account:

[CAPTION]
                                    				            (In Thousands)
                                         			September 30	   	December 31
                                               1995	           	1994

  Balance at beginning of period			          $ 1,801     	   $ 1,988
 	Losses on OREO charged to expense		            	24             	59
  Losses charged to the allowance		        	    (774)       	   (246)
  Balance at end of period			                $ 1,051     	   $ 1,801
                                         						=====       	   =====


Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At September 30, 1995 impaired loans outstanding totaled $1,257,000 and average outstanding totaled $1,399,000, the reserves related to these loans totaled $369,000. There was no adjustment to the provision or reserve for these loans. Payments received on an impaired loan are applied toward principal unless full recovery of principal and interest is not in doubt and the loan is well secured, then payments are applied to interest.




FOR THE QUARTER ENDED SEPTEMBER  30, 1995

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

FINANCIAL CONDITION

LIQUIDITY

		In managing its liquidity, the Company's objective is to maintain the ability to continuously meet its cash flow needs and those of its customers.A major source of liquidity is the investment portfolio, as well as money market investments and interest-bearing balances in banks. At September 30, 1995, securities available for  sale and held to maturity with a maturity of one year or less were $5.9 million, 6.67% of the portfolio, compared to $13.6 million or 13.8% at December 31, 1994.  Federal funds sold, money market investments and interest-bearing balances with other banks added an additional
$.8 million in funds maturing within one year at September 30, 1995 compared to
$4.4 million at December 31, 1994. These investments which are short-term in nature, are expected to provide adequate liquidity to fund loan growth and any possible deposit fluctuations. The Company's loan-to-deposit ratio, another indication of overall liquidity increased to 81.2% at September 30, 1995 from
75.6% at year end 1994. The Company's subsidiary bank joined The Federal Home
Loan Bank of Indianapolis in 1991 through the purchase of $2.4 million in
Federal Home Loan Bank Stock. Members are entitled to advances for the purpose of funding mortgage lending activities. Bank considers this membership another source of liquidity for future balance sheet growth. There were $15.4 million in outstanding borrowings at September 30, 1995 as a result of this membership.
In addition to these borrowings at September 30, 1995, Bank has available approximately $16.6 million in unused credit lines with various money center banks.

		There have been no other material changes in the liquidity of the Company from December 31, 1994 to September 30, 1995.


CAPITAL RESOURCES

		Stockholders' equity at September 30, 1995 totaled $31.7 million up 15.7 %
compared to $27.4 million December 31, 1994.  This increase is primarily the result of a decline in the valuation allowance for securities available for sale as well as year to date 1995 net income retained (net of dividends paid).

		As of September 30, 1995, management is not aware of any current recommendation by banking regulatory authorities which, if there were to be implemented, would have or are reasonably likely to have a material effect on Horizon's liquidity, capital resources or operations.

		As previously disclosed in the Company's third quarter 1993 Form 10-Q, the
Compensation Committee of the Board initially discussed the continuation of the Company's employee retirement benefit program in early 1993, which is maintained as an Employee Stock Ownership Plan.  In August of 1993, the Board
of Directors approved the continuation of this plan and authorized the transfer of 172,414 shares of the Company's stock into the Employee Stock
Ownership Trust for future allocation to employee retirement accounts. The transfer wil be made upon payment to the Company by the Employee Stock Ownership
Plan Trust of $5 million which represents a price of $29 per share, the market value of the stock at the time the transaction was approved. Under Federal regulations, the Employee Stock Ownership Trust may pay a value equal to or less than market value for acquired shares, but not more. Upon approval by all the required regulatory agencies, the Company issued 172,414 shares of stock to the Employee Stock Ownership Trust on August 26, 1994. Under Statement of
Position 93-6 "Employers Accounting for Employee Stock Ownership Plans" issued by the Accounting Standards Division of the Anerican Institute of Certified
Public Accountants, these shares are not included in outstanding shares for the purposes of computing earnings per share and book value per share until they are committed-to-be-released for allocation to employee retirement accounts.

		Horizon has selectively purchased shares that became available in the market from time to time.  During the first nine months of 1995, management purchased 22,362 shares at a cost of $702 thousand.

		There have been no other material changes in the Company's capital resources from December 31, 1994 to September 30, 1995.



MATERIAL CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 1995 COMPARED TO DECEMBER 31, 1994

		Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business.  In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is  a party will have a material effect on the consolidated financial position or results of operations of the
Corporation.

		Horizon's deposits declined to $284.2 million at September 30, 1995 compared to $295.8 million at December 31, 1994.  This decline is primarily the result of increases in demand deposits of public fund accounts at
December 31, 1994 that subsequently declined.

		There have been no other material changes in the financial condition of the
Company from December 31, 1994 to September 30, 1995.


RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS - SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1994.

		Net interest income was $11.214 million for the first nine months of 1995 compared to $10.943 million for the same period 1994.  This increase is primarily the result of higher average earning assets offset by lower year to date net interest margin of  4.37% compared  to 4.43% for the same period 1994.

		Provision for loan losses was zero for the first nine months of 1995 compared to $165 thousand for the same period 1994.  Horizon has year to date net loan recoveries at September 30, 1995 of $226 thousand compared to $98 thousand for the same period last year.  These recoveries increased Horizon's allowance for loan losses to $2.781 million at September 30, 1995 from $2.555 million at  December 31, 1994.

		Other noninterest income net of nonrecurring portfolio gains, nonrecurring gain on sale of other real estate owned, and nonrecurring interest received on Federal Income Tax refunds was $2.493 million for the first nine months of
1995 compared to $2.482 million for the same period last year.  This increase is primarily the result of an increase in service charges on deposit accounts and trust department income.

		Horizon's operating expenses year to date 1995, net of nonrecurring Loss on
Other Real Estate Owned expenses, increased to $11.3 million from $10.4 million for the same period 1994.  This increase is the result of increased salaries, employee group health care expenses,  investments in technology and owner employee training offset by a $176 thousand FDIC insurance refund resulting from the lowering of the premium per $100 of insured deposits from
$.23 to $.04.

		Included in salaries and employee benefit expense is $358 thousand related to the Employee Stock Ownership Plan discussed under CAPITAL RESOURCES above.
Tax benefits resulting from this expense totaled $120 for the nine months ended September 30, 1995.  Therefore, 1995 year-to-date net costs associated with this plan total $238 thousand.

		Horizon received a federal income tax refund during the first quarter totaling $1.190 million including interest of $298 thousand and in the third quarter, received a state tax refund of $62 thousand and a state tax credit that resulted in reducing tax expense by $150 thousand.  In 1993, Horizon filed several amended tax returns to obtain refunds of federal and state taxes paid in prior periods.  The receipt of these refunds and credits  increased earnings per share $1.25 for the first quarter and $.28 for the third quarter.

		Horizon Bancorp has experienced a decline in quarterly net income during
1995 due to higher non-interest expenses associated with investments in technology, the expansion of it's branch delivery system to new markets, and the training of it's owner employees in intensive internal and external management training courses. Horizon expects an improvement in it's product market share, competitive position and customer service quality in existing and new markets as a result of these investments. These investments will also create re-engineering opportunities that are anticipated to ultimately increase
Horizon's efficiency.

		There have been no other material changes in the results of operations of the
Company from December 31, 1994 to September 30, 1995.


PART II - OTHER INFORMATION
For the quarter ended September 30, 1995

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


			HORIZON BANCORP




BY:      Larry E. Reed
         Chairman and Chief Executive Officer

DATE:    November 13, 1995


BY:      Diana E. Taylor
         Vice President and Chief Financial Officer

DATE:    November 13, 1995