Form 10-K
period 1995-12-31
HORIZON BANCORP /IN/
filed 1996-03-26
CIK 706129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from Commission file number 0-10792 ----------

                          ______HORIZON BANCORP_______
             (Exact name of registrant as specified in its charter)
              __________INDIANA____________ ______35-1562417_______
                     State or other jurisdiction of (I.R.S.
                                    Employer
                          incorporation or organization
                               Identification No.)

        515 Franklin St., Michigan City, Indiana _________46360_________
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 219-879-0211

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class Name of each exchange on which registered
                                      None


           Securities registered pursuant to Section 12(g) of the Act:

    Common stock, no par value, 739,810 shares outstanding at March 29, 1996
                                (Title of class)


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K X .

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
nonaffiliates of the registrant, based on the bid price of such stock on March 29, 1996 was XX,XXX,XXX .

                       Documents Incorporated by Reference
                       -----------------------------------

                                             Part of Form 10-K into which
Document                                 portion of document is incorporated
--------                                 -----------------------------------

Portions of the Registrant's 1995 .........................    I, II, VI
annual report to shareholders

Portions of the Registrant's ..............................    III
proxy statement to be filed for
its May 16,1996 annual meeting
of shareholders

Except as provided in Part I, Part II and Part III, no part of the Registrant's 1995 annual report to shareholders or proxy statement shall be deemed incorporated herein by this reference or to be filed with the Securities and Exchange Commission for any purposes.

                                     PART I

ITEM 1.      BUSINESS
-------      --------

(a) General Development of Business

     Horizon Bancorp, a registered bank holding company organized under the laws of the State of Indiana on April 26, 1983, (Registrant), became the parent corporation and sole shareholder of The First Merchants National Bank of Michigan City pursuant to a plan of reorganization effective October 31, 1983. Prior to October 31, 1983, the Registrant conducted no business and had only nominal assets necessary to complete the plan of reorganization.

     On October 1, 1986 the Registrant issued 399,340 shares of its common stock in exchange for all of the common stock of Citizens Michiana Financial Corporation in connection with mergers of such companies and their subsidiaries. Subsequent to the merger, the Registrant remains a one-bank holding company with a wholly-owned subsidiary, First Citizens Bank, N.A.
     (Bank) and non-bank subsidiaries, HBC Insurance Group (Insurance Company) and The Loan Store, Inc., (Loan Store).

(b) Financial Information About Industry Segments

     The Registrant, Bank and its subsidiaries are engaged in the commercial and retail banking business, retail lending and insurance credit life sales. Refer to Item 1(e) and Item 6 for information pertaining to Registrant's banking business.

(c) Narrative Description of Business

     The Registrant's business is that incident to its 100% ownership of Bank, Loan Store and the Insurance Company. The main source of funds for the Registrant is dividends from Bank. Bank was chartered as a national bank association in 1873 and has operated continuously since that time. Bank, whose deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, is a full-service commercial bank offering a broad range of commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Bank maintains eight facilities located exclusively within LaPorte County, Indiana and three facilities located in Porter County, Indiana. At December 31, 1995, Bank had total assets of $363,889,000 and total deposits of $289,039,000. Aside from the stock of Bank, the Registrant's only other significant assets are cash totaling approximately $661,000, investment securities totaling approximately $1,430,000 and taxes receivable of approximately $552,000 at December 31, 1995.

     The business of the Registrant and Bank is not seasonal to any material degree.

     No material part of the Registrant's business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Registrant. Revenues from loans accounted for 67% in 1995, 66% in 1994, and 66% in 1993 of the total consolidated revenue. Revenues from investment securities accounted for 20% in 1995, 20% in 1994 and 21% in 1993 of total consolidated revenue.

     The Registrant has no employees and there are approximately 195 full and part-time persons employed by Bank as of December 31, 1995.

     A high degree of competition exists in all major areas where the Registrant engages in business. Bank's primary market consists of LaPorte County, Indiana, portions of Porter County, Indiana, and Berrien County, Michigan. Bank competes with commercial banks located in the home county and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions located therein. To a more moderate extent, Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services, and certain government agencies.

          The Insurance Company offers credit insurance. The Loan Store, Inc. is engaged in the business of retail lending and operates one facility in
     Merrillville, Indiana. The net income generated from the insurance operation and the finance company are not significant to the overall operations of the Registrant.

      Regulation

          The earnings and growth of the banking industry and the Registrant are affected not only by the general economic conditions, but also by the credit policies of monetary authorities, particularly the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to contest recessionary trends and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve System to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and the money markets, and as a result of actions by monetary and fiscal authorities, including the Federal Reserve System, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Registrant or Bank.

          The Registrant, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (Act), and is registered with the Board of Governors of the Federal Reserve System (Board of Governors). Under the Act, the Registrant is required to obtain prior approval of the Board of Governors before acquiring direct ownership or control of more than 5% of the voting shares of any bank. With certain exceptions, the Act precludes the Registrant from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to its subsidiary. The Registrant may engage in, and may own shares of companies engaged in, certain activities found by the Board of Governors to be so closely related to banking as to be a proper incident thereto.

          The Registrant is required to file annual reports of its operations with the Board of Governors and such additional information as they may require pursuant to the Act, and the Registrant and Bank are subject to examination by the Board of Governors. Further, the Registrant and Bank are prohibited from engaging in certain tie-in arrangements with respect to any extension of credit or provision of property or services.

          The Board of Governors also possesses the authority through cease and desist powers to regulate parent holding company and nonbank subsidiaries where action of a parent holding company or its nonbank subsidiaries constitutes a serious threat to the safety, soundness or stability of a subsidiary bank. Federal bank regulatory agencies also have the power to regulate debt obligations issued by bank holding companies. Included in these powers is the authority to impose interest ceilings and reserve requirements on such debt obligations.

          The acquisition of banking subsidiaries by bank holding companies is subject to the jurisdiction of, and requires the prior approval of, the Federal Reserve and, for institutions resident in Indiana, the Indiana Department of Financial Institutions. Bank holding companies located in Indiana are permitted to acquire banking subsidiaries throughout the state, subject to limitations based upon the percentage of total state deposits of the holding company's subsidiary banks. Further, Indiana law permits interstate bank holding company acquisitions on a reciprocal basis, subject to certain limitations. Beginning July 1, 1992, Indiana law permits the Registrant to acquire banks, and be acquired by bank holding companies, located in any state in the country which permits reciprocal entry by Indiana bank holding companies.

          The Registrant and Bank are "affiliates" within the meaning of the Federal Reserve Act. The Federal Reserve Act and the Federal Deposit Insurance Act limit the amount of the Bank's loans or extensions of credit to the Registrant, its investments in the stock or other securities thereof, and its taking of such stock or securities as collateral for loans to any borrower.

          Bank, as a national bank, is regulated and regularly examined by the Office of the Comptroller of the Currency (OCC). In addition to certain statutory limitations on the payment of dividends, approval of the OCC is required for any dividend to the Registrant by Bank if the total of all dividends, including any proposed dividend, declared by Bank in any calendar year exceeds the total of its net profits (as defined by the OCC) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

          The Federal Reserve Board implemented risk-based capital requirements for banks and bank holding companies in December, 1988. The risk-based capital requirements have little effect on the Registrant because existing capital is in excess of the requirements. (See additional discussion in Management's Discussion and Analysis in Registrant's Annual Report to Shareholders, Exhibit 13.)

(d) Financial Information about Foreign and Domestic Operations and
      Export Sales
      None

(e) Statistical Disclosures

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      Information required by this section of Securities Act Industry Guide 3 is presented in Management 's Discussion and Analysis Section of the Corporation's 1995 Annual Report to Shareholders,

II.  INVESTMENT PORTFOLIO

     (A) The following is a schedule of the book value of investment securities available for sale and held to maturity at December 31, 1995, 1994 and 1993.

                                                  1995        1994        1993
                                                  ----        ----        ----
AVAILABLE FOR SALE
U.S. Treasury and U.S. Government              $   7,165  $  18,034  $  15,671
agencies and corporations
Mortgage-backed securities                        62,717     63,704
Other securities                                   4,281      5,327
Unrealized gain/(loss)                               779     (3,923)
                                               ---------  ---------  ---------
Total investment securities available          $  74,942  $  83,142  $  15,671
for sale                                       =========  =========  =========

HELD TO MATURITY
U.S. Treasury and U.S. Government              $   3,164  $   3,521  $  23,249
agencies and corporations
Obligations of states and political                9,003     11,954     13,856
subdivisions
Mortgage-backed securities                        42,866
Other securities                                   6,420
Unrealized gain/(loss)                                 0          0       (138)
                                               ---------  ---------  ---------
Total investment securities held to               12,167     15,475     86,253
maturity                                       =========  =========  =========

Total investment securities available          $  87,109  $  98,617  $ 101,924
for sale and held to maturity                  =========  =========  =========


     (B) The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 1995:

                                                        After one         After five years
                                  One year or          year through         through ten      After ten
                                      less             five  years             years           years
(Thousands)                     Amount    Yield      Amount    Yield      Amount    Yield   Amount  Yield
-----------                     ------    -----      ------    -----      ------    -----   ------  -----
AVAILABLE FOR SALE
U.S. Treasury and U.S.      $   6,162    5.31%  $   1,004    6.20%
Government agency
securities(1)
Other securities                4,281    6.03%
Mortgage-backed                40,417    6.70%     20,462    7.10%      1,837    6.34%
securities (2)

Total                       $  10,443    5.60%  $  41,421    6.69%  $  20,462    7.10%  $   1,837   6.34%
                            ---------    ----   ---------    ----   ---------    ----   ---------   ----

HELD TO MATURITY
U.S. Government agency      $     457    7.76%  $   1,538    7.88%  $   1,169    8.12%
securities
Obligations of states           3,686    3.72%      4,280    4.21%        195    4.51%        842   5.36%
and political
subdivisions
Total                       $   3,686    3.72%  $   4,737    4.55%  $   1,733    7.50%  $   2,011   6.97%
                            ---------    ----   ---------    ----   ---------    ----   ---------   ----
Total investment            $  14,129    5.11%  $  46,158    6.47%  $  22,195    7.13%  $   3,848   6.67%
securities available for    =========    ====   =========    ====   =========    ====   =========   ====
sale and held to maturity


(1) Amortized cost is based on contractual maturity or call date where a call option exists
(2)   Maturity based upon estimated weighted-average life.

      The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

     (C) Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated stockholders' equity of the Registrant at December 31, 1995.


III. LOAN PORTFOLIO

     (A) Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.


Thousands)                     1995       1994       1993       1992       1991
----------                     ----       ----       ----       ----       ----
Commercial, financial,      $ 66,125   $ 67,177   $ 64,645   $ 67,074   $ 68,254
agricultural and commercial
tax-exempt loans
Real estate mortgage loans   119,739    105,512    103,693    102,398     76,692
Installment loans             55,798     50,933     52,880     48,896     57,227
                              ------     ------     ------     ------     ------
              Total loans   $241,662   $223,622   $221,218   $218,368   $202,173
                            ========   ========   ========   ========   ========


     B) Maturities and Sensitivities of Loans to Changes in Interest Rates The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage and installment loans, as of December 31, 1995:




                                         One        After
                                         One year   through    five
Maturing or repricing (thousands)        or less    five       years     Total
---------------------------------        -------    ----       -----     -----
Commercial, financial,                   $33,592    $23,567    $8,966    $66,125
agricultural and commercial
tax-exempt loans

     The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


                                                       Fixed         Variable
 (Thousands)                                            Rate           Rate
 -----------                                            ----           ----
Total commercial, financial, agricultural,            $15,595       $16,938
 and commercial tax-exempt loans due after one year



  (C) Risk Elements

  1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.


    December 31 (thousands)             1995     1994     1993     1992     1991
    -----------------------             ----     ----     ----     ----     ----
    (a) Loans accounted for on a .....$  668   $2,794   $1,687   $2,054   $5,233
    nonaccrual basis
    (b) Accruing loans which are .....   533      474      481      205      202
    contractually past due 90
    days or more as to interest
    and principal payments
    (c) Loans not included in (a)
    or (b) which are "Troubled
    Debt Restructuring's"  as
       defined by SFAS No. 15
                       Totals .....   $1,201   $3,268   $2,168   $2,259   $5,435
                                      ======   ======   ======   ======   ======


     The decrease in nonaccrual loans in 1995 is primarily due to three loans which were returned to an accruing basis. These loans had sustained required payment performance over the last six months or longer. The increase in nonaccrual loans in 1994 is due primarily to three loans for approximately $1,500,000, secured by real estate and having common ownership. These loans were placed on nonaccrual in April and May of 1994.







III. LOAN PORTFOLIO (Continued)

   (Thousands)
     Gross interest income that would have
     been recorded on nonaccrual loans
     outstanding as of December 31, 1995 in
     the period if the loans had been current,
     in accordance with their original terms
     and had been outstanding throughout the
     period or since origination if held for
     part of the period                                     $55
     Interest income actually recorded on
     nonaccrual loans outstanding as of
     December 31, 1995 and included in net
     income for the period                                    0
     Interest income not recognized during the
     period on nonaccrual loans outstanding as
     of December 31, 1995                                   $55
                                                            ===

     Discussion of Nonaccrual Policy

     From time to time, the Bank obtains information which may lead management to believe that the collection of interest may be doubtful on a particular loan. In recognition of such, it is management's policy to convert the loan from an "earning asset" to a nonaccruing loan. Further, it is management's policy to place a commercial loan on a nonaccrual status when delinquent in excess of 90 days, unless the Loan Committee approves otherwise. All loans placed on nonaccrual status must be reviewed by the officer responsible for the loan, the senior lending officer and the loan review officer. The loan review officer monitors the loan portfolio for any potential problem loans.

 2.  Potential Problem Loans

     Loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, and not included in Section 1 above, amount to $ 344,000 at December 31, 1995. Loan customers included in this category are having financial difficulties at the present time and may need adjustments in their repayment terms. Payments are anticipated or collateral or guarantees are available to reduce any possible loss. These loans and potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

 3.  Foreign outstandings

     None

 4.  Loan Concentrations

     As of December 31, 1995 there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in Item III above.

     (D)  Other Interest-Bearing Assets

          Other than $3,117,000 held as other real estate owned, net of allowance, there are no other interest-bearing assets as of December 31, 1995 which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.


IV.    SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(Thousands)                       1995      1994      1993      1992      1991
-----------                       ----      ----      ----      ----      ----
LOANS
Loans outstanding at the ....  $241,662  $223,622  $219,139  $215,649  $198,444
end of the period (1)
Average loans outstanding ...  $226,200  $218,053  $214,033  $208,615  $205,628
during the period (1)
(1) Net of unearned income
and deferred loan fees

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of the .  $  2,555  $  2,310  $  1,997  $  2,479  $  2,462
period
Loans charged-off:
Commercial and ..............       (45)     (213)   (1,625)   (1,408)
agricultural loans
Real estate mortgage ........       (17)
loans
Installment loans ...........      (231)     (220)     (343)     (515)     (728)
                                   ----      ----      ----      ----      ----
Total loans charged-off .....      (293)     (220)     (556)   (2,140)   (2,136)
Recoveries of loans
previously charged-off:
Commercial and ..............       358       143       339       229       240
agricultural loans
Real estate mortgage ........                             .         8         1
loans
Installment loans ...........       149       157       254       228       340
                                    ---       ---       ---       ---       ---
Total loan recoveries .......       515       300       593       457       581
Net loans charged-off .......       222        80        37    (1,683)   (1,555)
                                    ---        --        --    ------    ------

Provision charged to ........                 165       276     1,201     1,572
operating expense
Balance at the end of the ...   $ 2,777   $ 2,555   $ 2,310   $ 1,997   $ 2,479
                                =======   =======   =======   =======   =======
period
Ratio of net charge-offs .....    (0.10)%   (0.04)%   (0.02)%    0.81%     0.76%
(recoveries) to average
loans outstanding for the
period

       The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon the periodic reviews of the loan portfolio. In 1995, nonperforming loans decreased due primarily to the three loans returned to an accruing basis. In 1994, the bank experienced an increase in nonperforming loans which was due principally to the loans to a single borrower. As of December 31, 1994, the allowance for possible loan losses increased over 1993 both in terms of amount and percentage of outstanding loans. The provision for possible loan losses was lower in 1994 than 1993 in part because the bank experienced net loan recoveries. The provision for loan losses continues to decrease in 1994, not withstanding the increase in nonperforming loans, due to the availability of excess reserves within the allowance. The 1993 provision reflects both the decrease in charge-offs and nonperforming loans. Management also considered the varying charge-off and recovery levels relative to the installment loan portfolio as well as varying levels of charge-offs on commercial loans in determining an adequate allowance for loan losses for the periods presented. See also Note 5 of the notes to the consolidated financial statements. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

  (B) The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.


Allocation of the Allowance for Loan Losses at December 31, 1995 (thousands)

                        1995               1994                 1993
                        ----               ----                 ----
                               %of                 %of                 %of
                  Allowance   Total   Allowance   Total    Allowance  Total
                   Amount     Loans    Amount     Loans     Amount    Loans
                   ------     -----    ------     -----     ------    -----
Commercial,         $733      27.4%   $1,434      29.9 %   $1,064     29.2%
financial
and
agricultural
Real estate ...      139      49.5%      111       47.1%      171     46.9%
mortgage
Installment ...      655      23.1%      407       23.0%      514     23.9%
Unallocated.       1,250                 603                  561
                   -----                 ---                  ---
Total             $2,777     100.0%   $2,555      100.0%   $2,310    100.0%
                  ======     =====    ======      =====    ======    =====

                       1992                1991
                       ----                ----
                               %of                 %of
                  Allowance   Total   Allowance    Total
                   Amount     Loans    Amount      Loans
                  ------      -----   ------      -----
Commercial,       $1,192      30.7%   $1,632      33.8%
financial
and
agricultural
Real estate          185      46.9%      182      37.9%
mortgage
Installment          389      22.4%      469      28.3%
Unallocated          231                 196
                     ---                 ---
Total             $1,997     100.0%   $2,479     100.0%
                  ======     =====    ======     =====


      While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

 V.   DEPOSITS

      Information required by this section is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" on page of the Registrant's Annual Report to Shareholders, Exhibit 13.

VI.   RETURN ON EQUITY AND ASSETS

          Information required by this section is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" on page of the Registrant's Annual Report ---- to Shareholders,
     Exhibit 13.

VII.  SHORT-TERM BORROWINGS

      The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by U.S. Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of shareholders' equity at the end of the period.

     (Thousands)                             1995      1994      1993
     -----------                             ----      ----      ----
     Outstanding at year end ...           $ 9,558    $6,693    $5,769
     Approximate weighted ......              5.52%     6.39%     3.06%
      average interest rate at year-end
     Highest amount outstanding            $16,446    $7,980    $9,132
      as of any month-end during the year
     Approximate average .......           $ 8,196    $6,525    $7,490
      outstanding during the year
     Approximate weighted average             5.65%     4.11%     2.78%
      interest rate during the year

ITEM 2.  PROPERTIES
-------------------
     The main office of the Registrant and Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located adjacent to the main office of the Registrant and Bank, at 502 Franklin Square, houses the lending, operations and micro-computer departments of Bank. In addition to these principal facilities, the Bank has eight branches located at:

      1020 N. Karwick Road, Michigan City, Indiana
      5477 Johnson Road, Michigan City, Indiana
      3600 South Franklin Street, Michigan City, Indiana
      353  Main Street, Westville, Indiana
      1410 Lincolnway, LaPorte, Indiana
      754  Indian Boundary Road, Chesterton, Indiana
      3125-5 N. Calumet , Valparaiso, Indiana
      6500 U.S. Highway 6,  Portage, Indiana

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     The information required under this Item is incorporated by reference to the information appearing under the caption "Note 18 - Commitments, Off-Balance Sheet Risk and Contingencies" on page of the registrants -- Annual Report to Shareholders, Exhibit 13.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the 1995 fiscal year.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     The information required under this item is incorporated by reference to the information appearing under the caption "Market for Horizon's Common Stock and Related Stockholder Matters" on page of the Registrant's Annual Report to Shareholders, Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     The information required under this item is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" on page of the Registrant's Annual Report to Shareholders, ---- Exhibit 13.


ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
      Management's discussion and analysis of financial condition and results of
operations   appears  on  pages   through  -#  in  the  1995  Annual  Report  to
Shareholders, Exhibit 13 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     The consolidated financial statements and supplementary data required under this item are incorporated herein by reference to the Annual Report to Shareholders, pages xx through , Exhibit 13. The Registrant is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

         Consolidated Balance Sheets, December 31, 1995 and 1994 Consolidated Statements of Income for the years ended
          December  31, 1995, 1994 and 1993
         Consolidated Statements of Changes in Stockholders'Equity
          for the years ended December 31, 1995, 1994 and 1993 Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993
         Notes to the  Consolidated  Financial  Statements
         Report  of Independent Public Accountants

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
      The disclosures required under this item are incorporated by reference to the Registrant's Forms 8-K, Exhibit 16.


                                    PART III

     Information relating to the following items will be included in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 16, 1996 ("1996 Proxy Statement"). The 1996 Proxy Statement will be filed with the Commission within one hundred twenty days of the close of the Registrant's last fiscal year and is in part incorporated into this Form 10-K Annual Report by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  1. Financial Statements


      The following consolidated financial statements of the Registrant appear in the 1995 annual report to shareholders on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

                                                                 Annual Report
                                                                  Page Number
                                                                  -----------

        Consolidated Balance Sheets ...............................    1
        Consolidated Statements of Income .........................    2
        Consolidated Statements of Changes in Stockholders'  Equity    3
        Consolidated Statements of Cash Flows .....................    4
        Notes to the Consolidated Financial Statements ............   8 - 28
        Report of Independent Public Accountants ..................   29


     (a)  2. Financial Statement Schedules

       Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

     (a)  3. Exhibits

          Reference is made to the Exhibit Index which is found on page of this Form 10-K.

     (b)  Reports on Form 8-K

      The following Forms 8-K were filed during the fourth quarter of 1992:

          October 15, 1992 - Change in and disagreements with Registrant's Certifying Accountant

          November 6, 1992 - Amendment to October 15, 1992 Form 8-K

          November 17, 1992 - Change in Registrant's Certifying Accountant

          December 11, 1992 - Second Amendment to October 15, 1992 Form 8-K

          January 17, 1995 - Significant Matters to Shareholders

Exhibits
--------

     (c) Reference is made to the Exhibit Index which is found on page of this Form 10-K.

     (d) Financial Statement Schedules Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HORIZON BANCORP____________________
                                          (Registrant)

Date  3/19/96                             Larry E. Reed
                                          Chairman & Chief Executive Officer

Date  3/19/96                             Thomas P. McCormick
                                          Secretary/Senior Loan Officer

Date  3/19/96                             Diana E. Taylor
                                          Chief Financial Officer/Treasurer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date                                           Signature and Title


   3/19/96                                Dale W. Alspaugh, Director


   3/19/96                                Russell L. Arndt, Director


   3/19/96                                George R. Averitt, Director


   3/19/96                                James D. Brown, Director


   3/19/96                                Robert C. Dabagia, Director
                                          Chief Administrative Officer


   3/19/96                                Myles J. Kerrigan, Director


   3/19/96                                Robert E. McBride, Director


   3/19/96                                Boyd W. Phelps, Director


   3/19/96                                Larry E. Reed, Director
                                          Chairman & Chief Executive Officer


   3/19/96                                Gene L. Rice, Director

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

EXHIBIT                                                     SEQUENTIAL
NUMBER                    DESCRIPTION                      PAGE NUMBERS
------                    -----------                      ------------

3.1    ARTICLES OF INCORPORATION OF HORIZON BANCORP    INCORPORATED BY REFERENCE
                                                       12/31/89 FORM 10-K

3.2    BY-LAWS OF HORIZON BANCORP                      INCORPORATED BY REFERENCE
                                                       TO 12/31/91FORM 10-K

10.1   MATERIAL CONTRACTS-AGREEMENT                    INCORPORATED BY REFERENCE
       REGARDING EMPLOYMENT CONTRACTS                  TO EXHIBIT 10
                                                       FORM 8-K DATED 12/13/89

10.2   MATERIAL CONTRACTS-l987 STOCK OPTION AND        INCORPORATED BY REFERENCE
       STOCK APPRECIATION RIGHTS PLAN OF HORIZON       TO 12/31/86 FORM 10-K
       BANCORP

10.3   MATERIAL CONTRACTS-NONQUALIFIED STOCK OPTION    INCORPORATED BY REFERENCE
       AND STOCK APPRECIATION RIGHTS AGREEMENT         TO 12/31/86 FORM 10-K

10.4   MATERIAL CONTRACTS-AMENDED NONQUALIFIED         INCORPORATED BY REFERENCE
       DIRECTORS DEFERRED COMPENSATION PLAN            TO 12/31/89 FORM 10-K

10.5   MATERIAL CONTRACTS-AMENDED EMPLOYEE THRIFT      INCORPORATED BY REFERENCE
       PLAN                                            TO 12/31/88 FORM 10-K

11     STATEMENT REGARDING COMPUTATION OF PER SHARE    PAGE    OF THE ANNUAL
       EARNINGS-REFER TO ANNUAL REPORT                 REPORT
       FOOTNOTE 1 (EXHIBIT 13)

13     REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS
       FOR THE YEAR ENDED DECEMBER 31, 1995
       (NOT DEEMED FILED EXCEPT FOR PORTIONS
       THEREOF WHICH ARE SPECIFICALLY INCORPORATED
       BY REFERENCE INTO THIS FORM 10-K)

16     LETTER REGARDING CHANGE IN CERTIFYING           INCORPORATED BY REFERENCE
       ACCOUNTANT                                      TO FORMS 8-K DATED
                                                       10/15/92, 10/15/92,
                                                       11/6/92 AND 11/17/92

22     SUBSIDIARY OF THE REGISTRANT                    INCORPORATED BY REFERENCE
                                                       TO 2/31/87 FORM 10-K

27     FINANCIAL DATA SCHEDULE