Form 10-Q
period 1996-03-31
HORIZON BANCORP /IN/
filed 1996-05-14
CIK 706129

HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 1996 commission file number 0-10792

                                 HORIZON BANCORP
             (Exact name of registrant as specified in its charter)


                               Indiana 35-1562417
           (State or other jurisdiction of incorporation or (I.R. S.
                  Employer Identification No.) organization)

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

                            747,983 at March 31, 1996

                                 HORIZON BANCORP

                                    FORM 10-Q

                         Part I - Financial Information


ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X IS INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW



Financial Statements Page

Consolidated Balance Sheet (Unaudited)                               1

Consolidated Statement of Income (Unaudited)                         2

Condensed Consolidated Statement of Changes                          3
in Stockholders' Equity (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)                     4

Notes to the Consolidated Financial Statements (Unaudited)        5 - 12

Consolidated Balance Sheet (Thousands) (Unaudited)
                                                        March 31    December 31
                                                            1996          1995
                                                            ----          ----
ASSETS
Cash and cash equivalents
Cash and due from banks                                $  15,505    $  20,987
Money market investment                                      975        1,079
Federal funds sold                                             0            0
                                                       ---------    ---------
    Total cash and cash equivalents                       16,480       22,066
                                                       =========    =========
Short-term investments-Interest-bearing balances             206          206
Investment securities available for sale,
net (Note 2)                                              67,108       74,942
Investment securities held to maturity,(Note 2)
 Estimated market value of $11,470
 March 31, 1996 and $12,202 December 31,1995)             11,459       12,167

Total loans (Note 3)                                     246,588      241,662
Allowance for loan losses (Note 4)                        (2,761)      (2,777)
                                                       ---------    ---------
      Net loans                                          243,827      238,885

Premises and equipment, net                               11,203       11,027
Accrued interest receivable                                2,885        2,900
Other assets                                               5,974        5,820
                                                       ---------    ---------
        Total assets                                   $ 359,142    $ 368,013
                                                       =========    =========

LIABILITIES
Deposits
     Noninterest-bearing                               $  33,283    $  45,479
     Interest-bearing                                    250,809      243,505
                                                       ---------    ---------
        Total deposits                                   284,092      288,984

Short-term borrowings                                     13,529       21,569
Federal Home Loan Bank Advances                           25,400       21,400
Accrued interest payable                                     650          567
Other liabilities                                          2,883        3,122
                                                       ---------    ---------
     Total liabilities                                   326,554      335,642
                                                       =========    =========

Commitments and contingencies
Equity received from contributions and
dividends to the ESOP                                      3,981        3,818

STOCKHOLDERS' EQUITY
Common stock: $1 stated value, 5,000,000
shares authorized and 1,027,531 shares issued                732          732
Additional paid-in capital                                 9,238        9,238
Retained earnings                                         21,713       21,105
Unrealized gain/loss on securities
available for sale (net of tax)                              (20)         466
Less treasury stock, at cost - 117,063
shares at March 31, 1996 and 93,745 shares at
December 31, 1995                                         (3,056)      (2,988)
                                                       ---------    ---------
    Total stockholders' equity                            28,607       28,553
                                                       ---------    ---------
    Total liabilities and stockholder's equity         $ 359,142    $ 368,013
                                                       =========    =========

              See notes to the consolidated financial statements.

Consolidated Statements of Income (Thousands) (Unaudited)


                                                       For the quarters ended
                                                         March 31   March 31
                                                           1996       1995
                                                           ----       ----
INTEREST INCOME
 Interest and fees on loans                               $5,476   $ 4,805
 Interest and dividends on investments
   Taxable                                                 1,272     1,423
   Nontaxable                                                 88       143
                                                          ------   -------
     Total interest income                                 6,836     6,371

INTEREST EXPENSE
 Interest on deposits (Note 9)                             2,278     2,185
 Interest on Federal funds purchased and
   securities sold under agreements to repurchase            172       245
 Interest on Federal Home Loan Bank advances                 316       227
                                                          ------   -------
     Total interest expense                                2,766     2,657

NET INTEREST INCOME                                        4,070     3,714
PROVISION FOR LOAN LOSSES (Note 5)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        4,070     3,714


NONINTEREST INCOME
 Service charges on deposits                                 374       335
 Trust department income (Note 1)                            510       417
 Interest on Federal income tax refund                       298
 Other income                                                104        57
                                                          ------   -------
     Total noninterest income                                988     1,107

NONINTEREST EXPENSE
 Salaries and employee benefits (Notes 11 and 12)          1,967     1,950
 Occupancy expense of Company premises,
   net of rental income                                      279       262
 Data processing and equipment expenses                      473       388
 Loss on other real estate owned                              44        61
 Other expenses (Note 13)                                  1,021     1,043
                                                          ------   -------
     Total noninterest expense                             3,784     3,704


INCOME BEFORE INCOME TAXES                                 1,274     1,117
PROVISION FOR INCOME TAXES (notes 1 and 14)                  405      (381)
                                                          ------   -------
NET INCOME                                                $  869   $ 1,498
                                                          ======   =======

Earnings per common share (Note 1)                        $ 1.16   $  1.97

              See notes to the consolidated financial statements.

          Condensed Consolidated Statements of Changes in Stockholders'
                               Equity (Unaudited)
                                 (In thousands)



Three Months Ended March 31                                  1996        1995
- ---------------------------                                  ----        ----

Balance, beginning of period                              $ 28,553    $ 24,361

Net income                                                     869       1,498

Cash dividends ($.35 for the three
  months ended March 31, 1996 and $.30 for
  the three months ended March 31, 1995)                      (261)       (280)

Purchase of Treasury Stock                                     (68)       (131)

Change in unrealized gain (loss) on
  securities available for sale                               (486)      1,014
                                                          --------    --------

Balance, March 31                                         $ 28,607    $ 26,462
                                                          ========    ========




















               See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (Thousands)

For the quarters ended                                      March 31    March 31
                                                              1996        1995
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $    869    $  1,498
Adjustments to reconcile net income to
  net cash from operating activities:
Depreciation                                                    245         207
Net (accretion)/amortization                                    100          39
Additional paid in capital from release of ESOP shares .         31          62
Loss on disposal of fixed assets                                  1           2
Loss on other real estate owned                                  24
Provision for/(Benefit of) deferred taxes                       206         380
Change in deferred loan fees                                      1           3
Change in unearned income                                        51         (76)
Change in interest receivable                                    15         135
Change in interest payable                                       83          99
Change in other assets                                          138        (221)
Change in other liabilities                                    (239)       (206)
                                                           --------    --------
     Net cash provided by operating activities                1,501       1,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and principal
  repayments of investment securities-available for sale      6,887       1,799
Proceeds from maturities, calls and principal
  repayments of investment securities-held to maturity .        973         160
Purchase of investment securities-held to maturity             (269)     (2,303)
Change in loans                                              (4,831)      3,783
Purchase of loans                                              (225)       (746)
Proceeds from sales of loans                                    353
Recoveries on loans previously charged off                       62         112
Premises and equipment expenditures                            (422)       (419)
Proceeds from disposal of premises and equipment                 11
                                                           --------    --------
Net cash provided by (used in) investing activities           2,175       2,750


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                          (4,892)    (15,859)
Dividends paid                                                 (262)       (280)
Change in short-term borrowings                              (8,040)       (437)
Purchase of treasury stock                                      (68)       (131)
Change in Federal Home Loan Bank advance                      4,000      (2,900)
                                                           --------    --------
Net cash provided by (used in) financing activities          (9,262)    (19,607)
                                                           --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      (5,586)    (14,911)
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               22,066      28,134
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                $ 16,480    $ 13,223
                                                           --------    --------
CASH PAID/(RECEIVED) DURING THE YEAR FOR:
Interest                                                      2,683       2,558
Income taxes                                                    100         375

                See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Horizon Bancorp ("Horizon") and its wholly-owned subsidiary, First Citizens Bank, N.A. ("Bank"). All intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 1996 and March 31, 1995 are not necessarily indicative of the operating results for the full year of 1996 or 1995. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at March 31, 1996 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1995 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1995.

NOTE 2 -  INVESTMENT  SECURITIES  AVAILABLE  FOR SALE AND HELD TO  MATURITY
     The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

(Thousands)                                                           Gross     Gross
                                                        Amortized  unrealized unrealized
                                                          Cost        gains    losses    Fair Value
                                                          ----        -----    ------    ----------
AVAILABLE FOR SALE AT MARCH 31, 1996:
 U. S. Treasury and U. S. Government agency securities    $ 5,010    $  7     $         $ 5,017
 Other securities                                           1,039              (12)       1,027
                                                          -------    ----     ----      -------
    Subtotal                                                6,049       7      (12)       6,044

 GNMA                                                       8,573      88      (61)       8,600
 FHLMC                                                     19,741     218     (114)      19,845
 FNMA                                                      29,581      79     (161)      29,499
                                                          -------    ----     ----      -------
   Total mortgage-backed securities                        57,895     385     (336)      57,944
   Total debt securities                                   63,944     392     (348)      63,988
 Equity securities                                          3,235             (115)       3,120
                                                          -------    ----     ----      -------
   Total investment securities available for sale         $67,179    $392     $463)     $67,108
                                                          =======    ====     ====      =======

HELD TO MATURITY AT MARCH 31, 1996:
 U. S. Government agency securities                         3,085                         3,086
 Obligations of states and political subdivisions           8,373      35      (24)       8,384
                                                          -------    ----     ----      -------
   Total debt securities held to maturity                 $11,459    $ 35     $(24)     $11,470
                                                          =======    ====     ====      =======

AVAILABLE FOR SALE AT DECEMBER 31 1995:
 U. S. Treasury and U. S. Government agency securities    $ 7,165    $ 16     $         $ 7,181
 Other securities                                           1,046               (8)       1,038
                                                          -------    ----     ----      -------
   Subtotal                                                 8,211      16       (8)       8,219
 GNMA                                                       9,061     154       (8)       9,207
 FHLMC                                                     21,165     395       (9)      21,551
 FNMA                                                      32,491     374      (19)      32,846
                                                          -------    ----     ----      -------
   Total mortgage-backed securities                        62,717     923      (36)      63,604
   Total debt securities                                   70,928     939      (44)      71,823
 Equity securities                                          3,235             (116)       3,119
                                                          -------    ----     ----      -------

   Total investment securities available for sale         $74,163    $939     $160)     $74,942
                                                          =======    ====     ====      =======

HELD TO MATURITY AT DECEMBER 31, 1995:
 U. S. Government agency securities                       $ 3,164       2                 3,166
 Obligations of states and political subdivisions           9,003      55      (22)       9,036
                                                          -------    ----     ----      -------
   Total debt securities held to maturity                 $12,167    $ 57     $(22)     $12,202
                                                          =======    ====     ====      =======

NOTE  2 -  INVESTMENT  SECURITIES  AVAILABLE  FOR  SALE  AND  HELD  TO  MATURITY
(CONTINUED)

     The amortized cost and estimated fair value of debt securities at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.






(Thousands)                                         Amortized    Fair
                                                      Cost       Value

AVAILABLE FOR SALE:
     Due in one year or less                         $ 4,007   $ 4,008
     Due after one year through five years             2,042     2,035
                                                     -------   -------
     Subtotal                                          6,049     6,043
     Mortgage-backed securities                       57,895    57,944
                                                     -------   -------

     Total debt securities available for sale        $63,944   $63,987
                                                     =======   =======


HELD TO MATURITY:

     Due in one year or less                         $ 3,244   $ 3,242
     Due after one year through five years             6,853     6,868
     Due after five years through ten years            1,169     1,166
     Due after ten years                                 193       193
                                                     -------   -------

     Total debt securities held to maturity          $11,459   $11,469
                                                     =======   =======

NOTE 3 - TOTAL LOANS
Total loans are comprised of the following classifications:

                                                       (In Thousands)
                                                     March 31   December 31
                                                       1996        1995
                                                       ----        ----

Commercial                                           $ 65,179   $ 66,125
Real estate mortgage                                  122,972    119,739
Installment                                            58,437     55,798
                                                     --------   --------
     Total Loans                                     $246,588   $241,662
                                                     ========   ========


NOTE 4 - ALLOWANCE FOR LOAN LOSSES
The following is an analysis of the activity in the allowance for loan losses account:
                                                         (In Thousands)
                                                      March 31  December 31
                                                        1996       1995
                                                        ----       ----
Balance, beginning of period                          $ 2,777    $ 2,555
     Recoveries                                            62        515
     Loan charge-offs                                 $   (78)   $  (293)
                                                      -------    -------
Balance, end of period                                $ 2,761    $ 2,777
                                                      =======    =======

NOTE 5 - NONPERFORMING ASSETS:

The  following is a summary of  nonperforming  loans and Other Real Estate Owned
(OREO).  OREO is presented before the allowance for OREO losses:

                                                          (In Thousands)
                                                       March 31  December 31
                                                         1996      1995
                                                         ----      ----
Nonperforming Loans                                    $1,040     $3,909
OREO before allowance for OREO losses                   4,087      4,193
                                                        -----      -----
     Total nonperforming assets                        $9,683     $8,102
                                                       ======     ======

The following is an analysis of the activity in the allowance for OREO account:

                                                         (In Thousands)
                                                      March 31  December 31
                                                        1996        1995
                                                        ----        ----
Balance, beginning of period                          $ 1,075    $ 1,801
     Losses on OREO charged to expense                     48
     Losses charged to allowance                          (24)      (774)
                                                      -------    -------
Balance, end of period                                $ 1,051    $ 1,075
                                                      =======    =======

Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At March 31, 1996 there were no impaired loans outstanding.

FOR THE QUARTER ENDED MARCH 31, 1996

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION

LIQUIDITY

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the first quarter of 1996, cash flows were generated from earnings of $869 thousand, a $8 thousand decrease in investment securities and a $4 million increase in borrowings with FHLB. Cash flows were used for a $5 million increase in loan demand, a $5 million decrease in deposits and an $8 million reduction in short term borrowings. The net cash position decreased $5 million, primarily in cash and due from banks and Federal funds sold. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at March 31, 1996, Bank has available approximately $37.5 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1995 to March 31, 1996.

FOR THE QUARTER ENDED MARCH 31, 1996

CAPITAL RESOURCES

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at March 31, 1996. Stockholders' equity totaled $32.588 million ($3.981 million from ESOP) as of March 31, 1996 compared to $32.371 million ($3.818 million from ESOP) as of December 31, 1995. The increase in stockholders' equity during the first quarter of 1996 is the result of the increase in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity and net income, net of dividends paid. At March 31, 1996, the ratio of stockholders' equity to assets was 9.07% compared to 8.80% for 1995. Horizon increased its quarterly dividend from $.30 to $.35 per share in April 1996.

Horizon has selectively purchased shares that became available in the market from time to time. During the first quarter of 1996, management purchased 1,756 shares at a cost of $68 thousand.

There have been no other material changes in Horizon's capital resources from December 31, 1995 to March 31, 1996.


MATERIAL CHANGES IN FINANCIAL CONDITION - MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.


FOR THE QUARTER ENDED MARCH 31, 1996

Horizon's noninterest-bearing deposits declined to $33.3 million at March 31, 1996 compared to $45.5 million at December 31, 1995. This decline is primarily the result of seasonal increases in public fund accounts at December 31, 1995 that subsequently declined.

There have been no other material changes in the financial condition of Horizon from December 31, 1995 to March 31, 1996.

RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS - MARCH 31, 1996 COMPARED TO MARCH 31, 1995.

First quarter 1996 earnings totaled $869 thousand or $1.16 per share compared to $1.498 million or $1.97 per share for the same quarter in 1995. In March 1995, Horizon received a federal income tax refund totaling $1.190 million including interest of $298 thousand or $1.57 per share. Without the effect of the tax refund and related interest income, earnings per share increased $.73 or 170%.

Net interest income was $4.070 million for the first quarter 1996 compared to $3.714 million for the same period 1995. This increase is primarily the result of strong loan growth, especially in the direct installment and mortgage loan portfolios.

Total noninterest income for the first quarter of 1996, excluding the effects of interest on Federal income tax refunds of $298, increased $179 thousand or 22% from the same quarter in 1995. The largest component of the change was in the Trust Department income which increased $93 thousand or 22% from the same period in 1995.

Noninterest expense increased slightly from $3.704 million to $3.784 million for the first quarter 1996 compared to 1995. The largest increase was in data processing expense of $85 thousand. Salaries and benefits were essentially unchanged with a $17 thousand increase to $1.967 million. Horizon continues to monitor its staffing model to determine the optimum number of owner-employees per operating division.

There have been no other material changes in the results of operations of Horizon from December 31, 1995 to March 31, 1996.

                           PART II - OTHER INFORMATION
                      For the quarter ended March 31, 1995

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


HORIZON BANCORP




BY: Larry E. Reed
    Chairman and Chief Executive Officer
Date: May 14, 1996

BY: Diana E. Taylor
    Vice President and Chief Financial Officer
Date: May 14, 1996