Form 10-Q
period 1996-06-30
HORIZON BANCORP /IN/
filed 1996-08-14
CIK 706129

HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1996 commission file number 0-10792

                                 HORIZON BANCORP
             (Exact name of registrant as specified in its charter)


                                     Indiana
         (State or other jurisdiction of incorporation or organization)
                                   35-1562417
                     (I.R. S. Employer Identification No.)


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

                            747,460 at June 30, 1996

                                 HORIZON BANCORP

                                    FORM 10-Q

                         Part I - Financial Information


ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X IS INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW



Financial Statements                .............................       Page

Consolidated Balance Sheet (Unaudited) ..........................        1

Consolidated Statement of Income (Unaudited) ....................        2

Condensed Consolidated Statement of Changes .....................        3
in Stockholders' Equity (Unaudited)

Consolidated Statement of Cash Flows (Unaudited) ................        4

Notes to the Consolidated Financial Statements (Unaudited) ......     5 - 12

CONSOLIDATED BALANCE SHEET
(Thousands) (Unaudited)


                                                              June 30    Dec 31
ASSETS                                                          1996      1995
                                                                ----      ----
Cash and cash equivalents
       Cash and due from banks ............................. $ 14,596  $ 20,987
       Money market investment .............................    1,299     1,079
        Federal funds sold .................................        0         0
                                                             --------  --------
         Total cash and cash equivalents ...................   15,895    22,066

Short-term investments-Interest-bearing balances in banks ..      209       206
Investment securities available for sale,  net (Note 2) ....   63,072    74,942
Investment securities held to maturity, (Note 2)
     (Estimated market value of $13,902 June 30, ...........   13,957    12,167
        1996 and $12,202 December 31,1995)
Total loans (Note 3) .......................................  264,128   241,662
Allowance for loan losses (Note 4) .........................   (2,705)   (2,777)
                                                             --------  --------
     Net loans .............................................  261,423   238,885

Premises and equipment, net ................................   11,667    11,027
Accrued interest receivable ................................    3,032     2,900
Other assets ...............................................    6,361     5,820
                                                             --------  --------
        Total assets ....................................... $375,616  $368,013
                                                             ========  ========

LIABILITIES
Deposits
     Noninterest-bearing ................................... $ 41,375  $ 45,479
     Interest-bearing ......................................  246,267   243,505
                                                             --------  --------
        Total deposits .....................................  287,642   288,984

Short-term borrowings ......................................   26,153    21,569
Federal Home Loan Bank Advances ............................   25,400    21,400
Accrued interest payable ...................................      758       567
Other liabilities ..........................................    3,382     3,122
                                                             --------  --------
        Total liabilities ..................................  343,335   335,642

Commitments and contingencies
Equity received from contributions and dividends to the ESOP    3,477     3,818

STOCKHOLDERS' EQUITY
     Common stock: $1 stated value, 5,000,000 shares
     authorized and 1,027,531 shares issued, less  ESOP
     shares of  293,130 and 295,370 at June 30, 1996 and
     December 31, 1995 .....................................      734       732
Additional paid-in capital .................................    9,243     9,238
Retained earnings ..........................................   22,303    21,105
Unrealized gain/loss on securities available for sale
(net of tax) ...............................................     (233)      466
Less  treasury  stock,  at cost - 121,586  shares at
June 30, 1996 and 93,745 shares at December 31, 1995 .......   (3,243)   (2,988)
                                                             --------  --------
        Total stockholders' equity .........................   28,804    28,553
                                                             --------  --------
        Total liabilities and stockholder's equity ......... $375,616  $368,013
                                                             ========  ========


               See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Thousands) (Unaudited)
                                              Three Months        Six Months
                                             Ended June 30      Ended June 30
                                              1996     1995     1996     1995
                                              ----     ----     ----     ----

INTEREST INCOME
Interest and fees on loans                    $5,662   $4,896  $11,138   $9,701
  Interest and dividends on investments
   Taxable                                     1,158    1,414    2,430    2,837
   Nontaxable                                    103      153      191      296
                                              ------   ------   ------   ------
      Total interest income                    6,923    6,463   13,759   12,834

INTEREST EXPENSE
Interest on deposits (Note 9)                  2,322    2,339    4,600    4,524
Interest on Federal funds purchased and
  securities sold under agreements
  to repurchase                                  189      234      361      479
Interest on Federal Home Loan Bank advances      323      236      639      463
                                              ------   ------   ------   ------
      Total interest expense                   2,834    2,809    5,600    5,466


NET INTEREST INCOME                            4,089    3,654    8,159    7,368
PROVISION FOR LOAN LOSSES (Note 5)
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                4,089    3,654    8,159    7,368

NONINTEREST INCOME
Service charges on deposits                      423      360      797      695
Trust department income (Note 1)                 519      460    1,029      877
Interest on Federal income tax refund                                       298
Other income                                     118       79      222      136
                                              ------   ------   ------   ------
      Total noninterest income                 1,060      899    2,048    2,006


NONINTEREST EXPENSE
Salaries and employee benefits
  (Notes 11 and 12)                            2,131    1,947    4,098    3,897
Occupancy expense of Company premises,
  net of rental income                           265      234      544      496
Data processing and equipment expenses           515      454      988      842
Loss on other real estate owned                   38      252       82      313
Other expenses (Note 13)                       1,010    1,138    2,031    2,181
                                              ------   ------   ------   ------
       Total noninterest expense               3,959    4,025    7,743    7,729

INCOME BEFORE INCOME TAXES                     1,190      528    2,464    1,645
PROVISION FOR INCOME TAXES (Notes 1 and 14)      391       84      796     (297)
                                              ------   ------   ------   ------
NET INCOME                                    $  799   $  444   $1,668   $1,942
                                              ======   ======   ======   ======


Earnings per common share (Note 1)             $1.07    $0.60    $2.23    $2.57

               See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                        EQUITY (Unaudited) (In thousands)


                                                       Three Months           Six Months
                                                      Ended June 30          Ended June 30
                                                     1996       1995       1996        1995
                                                     ----       ----       ----        ----

Balance, beginning of period ...................   $28,607    $26,822    $28,553    $24,361

Net income .....................................       799        444      1,668      1,942

Cash dividends ($.35 for the three months
ended June 30, 1996 and $.30 for the three .....      (257)      (276)      (518)      (556)
months ended June 30, 1995)

Purchase of Treasury Stock .....................      (187)      (315)      (255)      (446)

Shares repurchased by the ESOP .................       (23)                  (23)

Shares distributed from the ESOP ...............        78                    78

Increase in additional paid-in capital
from amortization of unearned

Change in unrealized gain (loss) on
securities available for sale ..................      (213)     1,026       (699)     2,040
                                                   -------    -------    -------    -------

Balance, June 30.............................      $28,804    $27,701    $28,804    $27,341
                                                   =======    =======    =======    =======








               See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS(Thousands)
                                                            June 30      June 30
                                                              1996         1995
                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ............................................   $  1,668    $  1,942
 Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation ..........................................        496         417
 Net (accretion)/amortization ..........................        188         179
 Reserve for security (gains)/losses ...................                 (3,305)
 Additional paid in capital from release
  of ESOP shares .......................................         50
 Gain/loss on disposal of fixed assets .................         (5)         21
 Loss on other real estate owned .......................                    239
 Provision for/(Benefit of) deferred taxes .............         31         170
 Change in deferred loan fees ..........................        (24)          1
 Change in unearned income .............................        143         (95)
 Change in interest receivable .........................       (132)        (34)
 Change in interest payable ............................        191         122
 Change in other assets ................................     (1,674)      3,618
 Change in other liabilities ...........................        260        (278)
                                                           --------    --------
      Net cash provided by operating activities ........      1,192       2,997
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities, calls and principal
  repayments of investment securities-available for sale     10,534       9,442
 Proceeds from maturities, calls and principal
  repayments of investment securities-held to maturity .      1,083       2,290
Purchase of investment securities-available for sale ...                 (1,006)
Purchase of investment securities-held to maturity .....     (2,884)     (2,303)
Increase in short-term investments .....................         (3)
Change in loans ........................................    (21,182)      2,047
Purchase of loans ......................................       (344)       (954)
Proceeds from sales of loans ...........................                    353
Recoveries on loans previously charged off .............         95         311
Premises and equipment expenditures ....................     (1,131)       (716)
Proceeds from disposal of premises and equipment .......                     28
                                                           --------    --------
Net cash provided by (used in) investing activities ....    (13,832)      9,492
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits ....................     (1,342)     (9,592)
Dividends paid .........................................       (518)       (556)
Change in short-term borrowings ........................      4,584     (16,030)
Purchase of treasury stock .............................       (255)     (1,000)
Change in Federal Home Loan Bank advance ...............      4,000        (446)
                                                           --------    --------
Net cash provided by (used in) financing activities ....      6,469     (27,624)
                                                           --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ................     (6,171)    (15,135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........     22,066      28,134
CASH AND CASH EQUIVALENTS AT END OF QUARTER ............   $ 15,895    $ 12,999
                                                           ========    ========

CASH PAID DURING THE YEAR FOR:
Interest ...............................................      5,409       5,588
Income taxes ...........................................        600         750

               See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, First Citizens Bank, N.A. (Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended June 30, 1996 June 30, 1995 are not necessarily indicative of the operating results for the full year of 1996 or 1995. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at June 30, 1996 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1995 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1995.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

(Thousands)                                                         Gross       Gross
                                                       Amortized  unrealized  unrealized
                                                          Cost        gains     losses  Fair Value
                                                          ----        -----     ------  ----------
AVAILABLE FOR SALE AT JUNE 30, 1996:
 U. S. Treasury and U. S. Government agency securities   $ 5,004   $     4    $          $ 5,008
 Other securities ....................................     1,032                  (13)     1,019
                                                         -------   -------    -------    -------
       Subtotal ......................................     6,036         4        (13)     6,027
 FHLMC ...............................................    18,433       122       (165)    18,390
 FNMA ................................................    27,588        55       (259)    27,384
 GNMA ................................................     8,160        65        (73)     8,152
                                                         -------   -------    -------    -------
       Total mortgage-backed securities ..............    54,181       242       (497)    53,926
       Total debt securities .........................    60,217       246       (510)    59,953

 Equity securities ...................................     3,234                 (115)     3,119
                                                         -------   -------    -------    -------

       Total investment securities available for sale    $63,451   $   246    $  (625)   $63,072
                                                         =======   =======    =======    =======


HELD TO MATURITY AT JUNE 30, 1996:
 U. S. Government agency securities ..................   $ 2,976   $              (53)   $ 2,923
 Obligations of states and political subdivisions ....    10,981        26        (28)    10,979
                                                         -------   -------    -------    -------
       Total debt securities held to maturity ........   $13,957   $    26    $   (81)   $13,902
                                                         =======   =======    =======    =======


AVAILABLE FOR SALE AT DECEMBER 31 1995:
 U. S. Treasury and U. S. Government agency securities   $ 7,165   $    16               $ 7,181
 Other securities ....................................     1,046                   (8)     1,038
                                                         -------   -------    -------    -------
       Subtotal ......................................     8,211        16         (8)     8,219

 GNMA ................................................     9,061       154         (8)     9,207
 FHLMC ...............................................    21,165       395         (9)    21,551
 FNMA ................................................    32,491       374        (19)    32,846
                                                         -------   -------    -------     ------
       Total mortgage-backed securities ..............    62,717       923        (36)    63,604
       Total debt securities .........................    70,928       939        (44)    71,823

 Equity securities ...................................     3,235                 (116)     3,119
                                                         -------   -------    -------    -------

       Total investment securities available for sale    $74,163   $   939    $  (160)   $74,942
                                                         =======   =======    =======    =======


HELD TO MATURITY AT DECEMBER 31, 1995:
 U. S. Government agency securities ..................   $ 3,164   $     2    $          $ 3,166
 Obligations of states and political subdivisions ....   -------   -------     -------   -------

       Total debt securities held to maturity ........   $12,167   $    57    $   (22)   $12,202
                                                         =======   =======    =======    =======

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY (CONTINUED) The amortized cost and estimated fair value of debt securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.






(Thousands)                                    Amortized     Fair
                                                  Cost      Value
                                                  ----      -----

AVAILABLE FOR SALE:
     Due in one year or less ................   $ 5,004   $ 5,008
     Due after one year through five years ..     1,032     1,019
                                                -------   -------
     Subtotal ...............................     6,036     6,027
     Mortgage-backed securities .............    54,181    53,926
                                                -------   -------

     Total debt securities available for sale   $60,217   $59,953
                                                =======   =======


HELD TO MATURITY:

     Due in one year or less ................   $ 5,087   $ 5,085
     Due after one year through five years ..     4,110     4,099
     Due after five years through ten years .     2,432     2,399
     Due after ten years ....................     2,328     2,319
                                                -------   -------

     Total debt securities held to maturity .   $13,957   $13,902
                                                =======   =======

NOTE 3 - TOTAL LOANS
Total loans are comprised of the following classifications:

                                                June 30      Dec 31
(In Thousands)                                    1996        1995
                                                  ----        ----
Commercial ..................................   $ 69,761   $ 66,125
Real estate mortgage ........................    132,360    119,739
Installment .................................     62,007     55,798
                                                --------   --------
     Total Loans ............................   $264,128   $241,662
                                                ========   ========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
The following is an analysis of the activity in the allowance for loan losses account:
                                                 June 30     Dec 31
                                                  1996        1995
                                                  ----        ----
Balance, beginning of period ................   $ 2,777    $ 2,555
     Provision charged to expense
     Recoveries .............................        95        515
     Loan charge-offs .......................      (167)      (293)
                                                -------    -------
Balance, end of period ......................   $ 2,705    $ 2,777
                                                =======    =======


NOTE 5 - NONPERFORMING ASSETS:
The  following is a summary of  nonperforming  loans and Other Real Estate Owned
(OREO).  June 30 Dec 31 OREO is presented  before the allowance for OREO losses:

                                                 June 30    Dec 31
                                                  1996       1995
                                                  ----       ----
Nonperforming Loans .........................   $ 1,046   $ 3,909
OREO before allowance for OREO losses .......     4,087     4,193
                                                -------   -------
     Total nonperforming assets .............   $ 5,133   $ 8,102
                                                =======   =======


The following is an analysis of the activity in the allowance for OREO account:

                                                June 30     Dec 31
                                                 1996        1995
                                                 ----        ----
Balance, beginning of period ................   $ 1,075    $ 1,801
     Losses on OREO charged to expense ......                   48
     Losses charged to allowance ............       (24)      (774)
                                                -------    -------
Balance, end of period ......................   $ 1,051    $ 1,075
                                                =======    =======



Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At June 30, 1996 there were no impaired loans outstanding.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

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


                              FINANCIAL CONDITION
LIQUIDITY

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the first half of 1996, cash flows were generated from earnings of $1.668 million, a $10 million decrease in investment securities, a $5 million increase in short term borrowings and a $4 million increase in borrowings with FHLB. Cash flows were used for a $22 million increase in loan demand, and a $1 million decrease in deposits. The net cash position decreased $6 million, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at June 30, 1996, Bank has available approximately $45.4 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1995 to June 30, 1996.



CAPITAL RESOURCES

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at June 30, 1996. Stockholders' equity totaled $32.281 million ($3.477 million from ESOP) as of June 30, 1996 compared to $32.371 million ($3.818 million from ESOP) as of December 31, 1995. The decline in stockholders' equity during the first six months of 1996 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity and net income, net of dividends paid. At June 30, 1996, the ratio of stockholders' equity to assets was 8.59% compared to 8.80% for 1995. Horizon increased its quarterly dividend from $.30 to $.35 per share in April 1996.

Horizon has selectively purchased shares that became available in the market from time to time. During the first half of 1996, management purchased 6,279 shares at a cost of $255 thousand.

There have been no other material changes in Horizon's capital resources from December 31, 1995 to June 30, 1996.

      MATERIAL CHANGES IN FINANCIAL CONDITION - JUNE 30, 1996 COMPARED TO
                                DECEMBER 31, 1995

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.


                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

Horizon's total loans increased $22.5 million from December 31, 1995 to June 30, 1996. This increase is primarily the result of strong loan demand and the implementation of a new credit scoring system.

There have been no other material changes in the financial condition of Horizon from December 31, 1995 to June 30, 1996.



      MATERIAL CHANGES IN RESULTS OF OPERATIONS - JUNE 30, 1996 COMPARED TO
                                 JUNE 30, 1995.

First half of 1996 earnings totaled $1.668 thousand or $2.23 per share compared to $1.942 million or $2.57 per share for the same quarter in 1995. In March 1995, Horizon received a federal income tax refund totaling $1.190 million including interest of $298 thousand or $1.57 per share. Without the effect of the tax refund and related interest income, earnings per share increased $1.24 or 125%.

Net interest income was $8.159 million for the first half of 1996 compared to $7.368 million for the same period 1995. This increase is primarily the result of strong loan growth, especially in the direct installment and mortgage loan portfolios.

Total noninterest income for the first half of 1996, excluding the effects of interest on Federal income tax refunds of $298, increased $340 thousand or 20% from the same quarter in 1995. The largest component of the change was in the Trust Department income which increased $152 thousand or 17% from the same period in 1995.

Noninterest expense increased slightly from $7.729 million to $7.743 million for the first half of 1996 compared to 1995. The largest increase was in salaries and benefits which increased $201 thousand to $4.098 million. This increase primarily relates to stock appreciation rights (SARs) expense and employee stock ownership (ESOP) expense which are required to increase as the market value of Horizon's stock increases. In the first half of 1996, the market value of Horizon's stock has increased $3 per share. Horizon continues to monitor its staffing model to determine the optimum number of owner-employees per operating division.

There have been no other material changes in the results of operations of Horizon from December 31, 1995 to June 30, 1996.

                           PART II - OTHER INFORMATION
                     For the six months ended June 30, 1996

ITEM 1.    LEGAL PROCEEDINGS

     See Management's Discussion and Analysis

ITEM 2.   CHANGES IN SECURITIES

     Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable

ITEM 5.   OTHER INFORMATION

First Citizens Bank. N.A. and its wholly owned subsidiary, Trail Creek Properties, Inc., announced on August 14, 1996 that an agreement has been signed with Indiana Blue Chip Hotel & Riverboat Casino Resort Corp. ("Blue Chip") for the sale of property commonly known as Newport Marina and some surrounding contiguous and noncontiguous parcels to be used for a riverboat gaming site. The terms of the agreement are contingent upon certain future events occurring, including Blue Chip's receipt of a gaming license. If these events occur by November 30, 1996, then Horizon expects to record a gain on the sale with a closing completed by December 31, 1996.

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


HORIZON BANCORP




BY: Larry E. Reed
 Chairman and Chief Executive Officer
 Date: August 14, 1996


BY: Diana E. Taylor
  Vice President and Chief Financial Officer
  Date: August 14, 1996