Form 10-Q
period 1996-09-30
HORIZON BANCORP /IN/
filed 1996-11-13
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1996 commission file number 0-10792
                           ------------------                        -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)


         Indiana                                        35-1562417
         -------                                        ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

 515 Franklin Square, Michigan City, Indiana                     46360
 -------------------------------------------                     -----
 (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (219) 879-0211
                                                            -------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           713,337 at November 7, 1996
                           -------    ----------------

                                 HORIZON BANCORP

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


    ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X IS
    -------------------------------------------------------------------------
                 INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW
                 ----------------------------------------------



                          FINANCIAL STATEMENTS                                  PAGE
                          --------------------                                  ----

Consolidated Balance Sheet (Unaudited)                                            1

Consolidated Statement of Income (Unaudited)                                      2

Condensed Consolidated Statement of Changes                                       3
in Stockholders' Equity (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)                                  4

Notes to the Consolidated Financial Statements (Unaudited)                     5 - 12

    CONSOLIDATED BALANCE SHEET (THOUSANDS) (UNAUDITED)                                            Sept 30       Dec 31
                                                                                                   1996          1995
                                                                                                   ----          ----
    ASSETS
    Cash and cash equivalents
           Cash and due from banks                                                              $  14,249     $  20,987
           Money market investment                                                                    234         1,079
           Federal funds sold                                                                           0             0
                                                                                                ---------     ---------
             Total cash and cash equivalents                                                       14,483        22,066
    Short-term investments-Interest-bearing balances in banks                                         209           206
    Investment securities available for sale,  net (Note 2)                                        60,876        74,942
    Investment securities held to maturity, (Note 2)
         (Estimated market value of $14,543 September 30, 1996 and                                 14,520        12,167
         $12,202 December 31, 1995)
    Loans held for sale, at cost which approximates market value                                    3,308
    Total loans held to maturity (Note 3)                                                         259,115       241,662
    Allowance for loan losses (Note 4)                                                             (2,488)       (2,777)
                                                                                                ---------     ---------
         Net loans held to maturity                                                               256,627       238,885

    Premises and equipment, net                                                                    12,422        11,027
    Accrued interest receivable                                                                     2,167         2,900
    Other assets                                                                                    6,494         5,820
                                                                                                ---------     ---------
            Total assets                                                                        $ 371,106     $ 368,013
                                                                                                =========     =========

    LIABILITIES
    Deposits
         Noninterest-bearing                                                                    $  40,506     $  45,479
         Interest-bearing                                                                         246,779       243,505
                                                                                                ---------     ---------
            Total deposits                                                                        287,285       288,984
    Short-term borrowings                                                                          17,365        21,569
    Federal Home Loan Bank Advances                                                                30,400        21,400
    Accrued interest payable                                                                          640           567
    Other liabilities                                                                               3,348         3,122
                                                                                                ---------     ---------
            Total liabilities                                                                     339,038       335,642
                                                                                                ---------     ---------

    Commitments and contingencies

    Equity received from contributions and dividends to the ESOP                                    3,142         3,818

    STOCKHOLDERS' EQUITY
    Common stock: $1 stated value, 5,000,000 shares authorized and
         1,027,531 shares issued, less ESOP shares of 315,357 and 295,370 at                          712           732
          September 30, 1996 and December 31, 1995
    Additional paid-in capital                                                                      8,776         9,238
    Retained earnings                                                                              22,677        21,105
    Unrealized gain/loss on securities available for sale (net of tax)                                 29           466
    Less treasury stock, at cost - 122,161 shares at September 30, 1996 and 93,745 shares at
         December 31, 1995                                                                         (3,268)       (2,988)
                                                                                                ---------     ---------
            Total stockholders' equity                                                             28,926        28,553
                                                                                                ---------     ---------
            Total liabilities and stockholder's equity                                          $ 371,106     $ 368,013
                                                                                                =========     =========

               See notes to the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF INCOME (THOUSANDS) (UNAUDITED)


                                                                       Three Months              Nine Months
                                                                    Ended September 30        Ended September 30
                                                                    ------------------        ------------------

                                                                       1996        1995       1996         1995
                                                                       ----        ----       ----         ----
INTEREST INCOME
     Interest and fees on loans                                     $  5,923    $  5,174    $ 17,061    $ 14,875
     Interest and dividends on investments
        Taxable                                                        1,064       1,308       3,494       4,126
        Nontaxable                                                       124         120         315         416
                                                                    --------    --------    --------    --------
           Total interest income                                       7,111       6,602      20,870      19,417
                                                                    --------    --------    --------    --------

INTEREST EXPENSE
     Interest on deposits                                              2,436       2,317       7,036       6,841
     Interest on Federal funds purchased and securities
       sold under agreements to repurchase                               196         227         557         706
     Interest on Federal Home Loan Bank advances                         398         212       1,037         675
                                                                    --------    --------    --------    --------
           Total interest expense                                      3,030       2,756       8,630       8,222
                                                                    --------    --------    --------    --------

NET INTEREST INCOME                                                    4,081       3,846      12,240      11,195
PROVISION FOR LOAN LOSSES (Note 4)                                        13                      13
                                                                    --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    4,068       3,846      12,227      11,195
                                                                    --------    --------    --------    --------

NONINTEREST INCOME
     Service charges on deposits                                         362         365       1,159       1,060
     Trust department income                                             488         433       1,517       1,310
     Interest Federal tax refund                                                                             298
     Other Income                                                        133          16         355         107
                                                                    --------    --------    --------    --------
           Total noninterest income                                      983         814       3,031       2,775
                                                                    --------    --------    --------    --------

NONINTEREST EXPENSE
     Salaries and employee benefits                                    1,978       2,197       6,076       6,094
     Occupancy expense of Company premises, net of rental income         289         262         833         758
     Data processing and equipment expenses                              526         437       1,514       1,279
     Loss on other real estate owned                                      32          31         114         344
     Other expenses                                                    1,118       1,005       3,149       3,186
                                                                    --------    --------    --------    --------
           Total noninterest expense                                   3,943       3,932      11,686      11,661
                                                                    --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                             1,108         728       3,572       2,373
PROVISION FOR INCOME TAXES                                               476          11       1,272        (286)
                                                                    --------    --------    --------    --------
NET INCOME                                                          $    632    $    717    $  2,300    $  2,659
                                                                    ========    ========    ========    ========

Earnings per common share                                           $   0.86    $   0.95    $   3.09    $   3.51



               See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)
                                 (In thousands)

                                                                                Three Months              Nine Months
                                                                             Ended September 30        Ended September 30
                                                                             ------------------        ------------------

                                                                             1996          1995         1996        1995
                                                                             ----          ----         ----        ----

Balance, beginning of period                                               $ 28,804     $ 27,341     $ 28,553     $ 24,361

Net income                                                                      632          717        2,300        2,659

Cash dividends ($1.05 for the nine months ended September 30, 1996 and         (258)        (274)        (776)        (830)
$.90 for the nine months ended September 30, 1995)

Purchase of Treasury Stock                                                      (25)        (256)        (280)        (702)

Net repurchases and distributions with ESOP                                    (489)                     (434)

Change in unrealized gain (loss) on securities available for sale               262          382         (437)       2,422
                                                                           --------     --------     --------     --------

Balance, September 30                                                      $ 28,926     $ 27,910     $ 28,926     $ 27,910
                                                                           ========     ========     ========     ========




               See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS(THOUSANDS) (UNAUDITED)                        Sept 30     Sept 30
                                                                                      1996        1995
                                                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $  2,300     $  2,659
Adjustments to reconcile net income to net cash from operating activities:
Depreciation                                                                           899          638
Net (accretion)/amortization                                                           276          117
Reserve for security (gains)/losses                                                              (4,071)
Gain/loss on disposal of fixed assets                                                    1           24
Loss on other real estate owned                                                                     239
Change in income taxes                                                                (150)         (82)
Change in deferred loan fees                                                           (41)         (32)
Change in unearned income                                                              206         (128)
Change in interest receivable                                                          733          142
Change in interest payable                                                              73          174
Change in other assets                                                              (1,352)       4,983
Change in other liabilities                                                            226          110
                                                                                  --------     --------
     Net cash provided by operating activities                                       3,171        4,773
                                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale                                   8,999
Proceeds from maturities, calls and principal repayments of investment
        securities-available for sale                                               14,078       13,430
Proceeds from maturities, calls and principal repayments of investment
        securities-held to maturity                                                  2,544        3,033
Purchase of investment securities-available for sale                                  (993)     (12,676)
Purchase of investment securities-held to maturity                                  (4,914)      (2,303)
Change in loans                                                                    (21,949)      (6,339)
Purchase of loans                                                                     (344)      (1,122)
Proceeds from sales of loans                                                           959          353
Recoveries on loans previously charged off                                             119          413
Premises and equipment expenditures                                                 (2,295)      (1,090)
                                                                                  --------     --------
        Net cash provided by (used in) investing activities                        (12,795)       2,698
                                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                                 (1,699)     (11,605)
Dividends paid                                                                        (776)        (830)
Change in short-term borrowings                                                     (4,204)      (2,514)
Purchase of treasury stock                                                            (280)        (702)
Change in Federal Home Loan Bank advance                                             9,000       (3,000)
                                                                                  --------     --------
        Net cash provided by (used in) financing activities                          2,041      (18,651)
                                                                                  --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (7,583)     (11,180)
                                                                                  --------     --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      22,066       28,134
                                                                                  --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 14,483     $ 16,954
                                                                                  ========     ========

CASH PAID DURING THE YEAR FOR:
Interest                                                                             8,558        8,048
Income taxes                                                                         1,464          790



               See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, First Citizens Bank, N.A. (Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended September 30, 1996 and September 30, 1995 are not necessarily indicative of the operating results for the full year of 1996 or 1995. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at September 30, 1996 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1995 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1995.

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

(Thousands)                                                             Gross       Gross
                                                             Amortized  unrealized  unrealized
                                                             Cost       gains       losses      Fair Value
AVAILABLE FOR SALE AT SEPTEMBER 30, 1996:
     U. S. Treasury and U. S. Government agency securities    $ 4,995    $    16                 $ 5,011
     Other securities                                           1,025                     (9)      1,016
                                                              -------    -------     -------     -------
           Subtotal                                             6,020         16          (9)      6,027
     FHLMC                                                     17,345        164        (122)     17,387
     FNMA                                                      26,325         77        (150)     26,252
     GNMA                                                       7,897        237         (38)      8,096
                                                              -------    -------     -------     -------
           Total mortgage-backed securities                    51,567        478        (310)     51,735
           Total debt securities                               57,587        494        (319)     57,762
     Equity securities                                          3,229                   (115)      3,114
                                                              -------    -------     -------     -------
           Total investment securities available for sale     $60,816    $   494     $  (434)    $60,876
                                                              =======    =======     =======     =======

HELD TO MATURITY AT SEPTEMBER  30, 1996:
     U. S. Government agency securities                       $ 2,884          5     $     0     $ 2,889
     Obligations of states and political subdivisions          11,636         43         (25)     11,654
                                                              -------    -------     -------     -------
           Total debt securities held to maturity             $14,520    $    48     $   (25)    $14,543
                                                              =======    =======     =======     =======

AVAILABLE FOR SALE AT DECEMBER 31, 1995:
     U. S. Treasury and U. S. Government agency securities    $ 7,165    $    16                 $ 7,181
     Other securities                                           1,046                     (8)      1,038
                                                              -------    -------     -------     -------
           Subtotal                                             8,211         16          (8)      8,219
     GNMA                                                       9,061        154          (8)      9,207
     FHLMC                                                     21,165        395          (9)     21,551
     FNMA                                                      32,491        374         (19)     32,846
                                                              -------    -------     -------     -------
           Total mortgage-backed securities                    62,717        923         (36)     63,604
           Total debt securities                               70,928        939         (44)     71,823
     Equity securities                                          3,235                   (116)      3,119
                                                              -------    -------     -------     -------
           Total investment securities available for sale     $74,163    $   939     $  (160)    $74,942
                                                              =======    =======     =======     =======

HELD TO MATURITY AT DECEMBER 31, 1995:
     U. S. Government agency securities                       $ 3,164    $     2                 $ 3,166
     Obligations of states and political subdivisions           9,003         55         (22)      9,036
                                                              -------    -------     -------     -------
           Total debt securities held to maturity             $12,167    $    57     $   (22)    $12,202
                                                              =======    =======     =======     =======

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
-----------------------------------------------------------------------
(CONTINUED)
-----------

The amortized cost and estimated fair value of debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




(Thousands)                                      Amortized    Fair
                                                    Cost      Value
                                                    ----      -----

AVAILABLE FOR SALE:
     Due in one year or less                     $ 5,027    $ 5,022
     Due after one year through five years           993      1,005
                                                 -------    -------
     Subtotal                                      6,020      6,027
     Mortgage-backed securities                   51,567     51,735
                                                 -------    -------

     Total debt securities available for sale    $57,587    $57,762
                                                 =======    =======

HELD TO MATURITY:

     Due in one year or less                     $ 4,526    $ 4,526
     Due after one year through five years         3,297      3,298
     Due after five years through ten years        4,199      4,215
     Due after ten years                           2,498      2,504
                                                 -------    -------

     Total debt securities held to maturity      $14,520    $14,543
                                                 =======    =======

----------------------------------------------------------------------
                                 (In Thousands)

NOTE 3 - LOANS HELD TO MATURITY
-------------------------------


Loans held to maturity are comprised of the following classifications:                     Sept 30        Dec 31
                                                                                             1996          1995
                                                                                             ----          ----

Commercial                                                                                $  69,593     $  66,125
Real estate mortgage                                                                        131,747       119,739
Installment                                                                                  57,775        55,798
                                                                                          ---------     ---------
     Total loans held to maturity                                                         $ 259,115     $ 241,662
                                                                                          =========     =========


NOTE 4 - ALLOWANCE FOR LOAN LOSSES
The following is an analysis of the activity in the allowance for loan losses account:      Sept 30        Dec 31
                                                                                               1996          1995
                                                                                               ----          ----

Balance, beginning of period                                                              $   2,777     $   2,555
     Provision charged to expense
     Recoveries                                                                                 119           515
     Loan charge-offs                                                                          (408)         (293)
                                                                                          ---------     ---------
Balance, end of period                                                                    $   2,488     $   2,777
                                                                                          =========     =========


NOTE 5 - NONPERFORMING ASSETS:
The following is a summary of nonperforming loans and Other Real Estate Owned (OREO)        Sept 30        Dec 31
OREO is presented before the allowance for OREO losses:                                        1996          1995
                                                                                               ----          ----

Nonperforming Loans                                                                       $   1,044     $   3,909
OREO before allowance for OREO losses                                                         3,593         4,193
                                                                                          ---------     ---------
     Total nonperforming assets                                                           $   4,637     $   8,102
                                                                                          =========     =========


The following is an analysis of the activity in the allowance for OREO account:             Sept 30        Dec 31
                                                                                               1996          1995
                                                                                               ----          ----

Balance, beginning of period                                                              $   1,075     $   1,801
     Losses on OREO charged to expense                                                                         48
     Losses charged to allowance                                                                (24)         (774)
                                                                                          ---------     ---------
Balance, end of period                                                                    $   1,051     $   1,075
                                                                                          =========     =========



Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At September 30, 1996 there were no impaired loans outstanding.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                  --------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

INTRODUCTION
------------

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION
-------------------

LIQUIDITY
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 1996, cash flows were generated from earnings of $2.3 million, a $11.7 million decrease in investment securities and a $9 million increase in borrowings with FHLB. Cash flows were used for a $21 million increase in loan demand, a $5 million decrease in short term borrowings and a $2 million decrease in deposits. The net cash position decreased $8 million, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at September 30, 1996, Bank has available approximately $54.9 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1995 to September 30, 1996.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                     --------------------------------------

CAPITAL RESOURCES
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at September 30, 1996. Stockholders' equity totaled $31.644 million ($3.142 million from ESOP) as of September 30, 1996 compared to $32.371 million ($3.818 million from ESOP) as of December 31, 1995. The decline in stockholders' equity during the nine months ended September 30, 1996 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity and net income, net of dividends paid. At September 30, 1996, the ratio of stockholders' equity to assets was 8.54% compared to 8.80% for 1995. Horizon increased its quarterly dividend from $.30 to $.35 per share in April 1996.

Horizon has selectively purchased shares that became available in the market from time to time. During the nine months ended September 30, 1996, management purchased 6,854 shares at a cost of $776 thousand.

There have been no other material changes in Horizon's capital resources from December 31, 1995 to September 30, 1996.


    MATERIAL CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 1996 COMPARED TO
    ------------------------------------------------------------------------
                                DECEMBER 31, 1995
                                -----------------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.


                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                  --------------------------------------------

Horizon's total loans increased $20.1 million from December 31, 1995 to September 30, 1996. This increase is primarily the result of strong loan demand and the implementation of a new credit scoring system.

There have been no other material changes in the financial condition of Horizon from December 31, 1995 to September 30, 1996.

                              RESULTS OF OPERATIONS
                              ---------------------

   MATERIAL CHANGES IN RESULTS OF OPERATIONS - SEPTEMBER 30, 1996 COMPARED TO
   --------------------------------------------------------------------------
                             SEPTEMBER 30, 1995.
                             -------------------

During the nine months ended September 30, 1996, earnings totaled $2.3 million or $3.09 per share compared to $2.659 million or $3.51 per share for the same period in 1995. In March 1995, Horizon received a federal income tax refund totaling $1.190 million including interest of $298 thousand or $1.57 per share. Without the effect of the tax refund and related interest income, earnings per share increased $1.15 or 59%.

Net interest income was $12.240 million for the nine months ended September 30, 1996 compared to $11.195 million for the same period 1995. This increase is primarily the result of strong loan growth, especially in the direct installment and mortgage loan portfolios.

Total noninterest income for the nine months ended September 30, 1996, excluding the effects of interest on Federal income tax refunds of $298, increased $554 thousand or 22% from the same period in 1995. The largest component of the change was in the Trust Department income which increased $207 thousand or 16% from the same period in 1995.

Noninterest expense increased slightly from $11.661 million to $11.686 million for the nine months ended September 30, 1996, compared to 1995.

There have been no other material changes in the results of operations of Horizon from December 31, 1995 to September 30, 1996.

                           PART II - OTHER INFORMATION
                           ---------------------------
                  For the nine months ended September 30, 1996

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

     See Management's Discussion and Analysis

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

     Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------
     Not Applicable

ITEM 5.   OTHER INFORMATION
-------   -----------------

First Citizens Bank. N.A. and its wholly owned subsidiary, Trail Creek Properties, Inc., announced on August 14, 1996 that an agreement has been signed with Indiana Blue Chip Hotel & Riverboat Casino Resort Corp. ("Blue Chip") for the sale of property commonly known as Newport Marina and some surrounding contiguous and noncontiguous parcels to be used for a riverboat gaming site. The Newport Marina property was acquired by the Bank several year ago in a foreclosure action on a defaulted loan. The sale resulted in a gain of approximately $1 million, net of tax.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     a. January 17, 1995 - Significant matters to shareholders
     b. March 23, 1995 - Horizon receives $1.190 million income tax refund
     c. Exhibit 27 - Financial Data Schedule

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HORIZON BANCORP



--------------------------            -----------------------------------------
Date:                                 BY: Larry E. Reed
                                          Chairman and Chief Executive Officer


--------------------------            -----------------------------------------
Date:                                 BY: Diana E. Taylor
                                          Vice President and Chief Financial
                                           Officer