Form 10-K405
period 1996-12-31
HORIZON BANCORP /IN/
filed 1997-03-28
CIK 706129

                                 UNITED STATES 2
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from
Commission file number     0-10792
                        ----------

                          ______HORIZON BANCORP_______
             (Exact name of registrant as specified in its charter)
INDIANA                                                              35-1562417
------------------------------                              --------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

       515 Franklin St., Michigan City, Indiana             46360
       ----------------------------------------      ------------------
       Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code 219-879-0211
                                                            -------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
       None
-------------------                ------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

    Common stock, no par value, 897,311 shares outstanding at March 11, 1997
    ------------------------------------------------------------------------
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K X.
         ---
The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the bid price of such stock on March 11, 1997 was $27,059,000.

                       Documents Incorporated by Reference
                       -----------------------------------

                                       Part of Form 10-K into which
   Document                            portion of document is incorporated
   --------                            -----------------------------------


Portions of the Registrant's 1996               I, II,  VI
annual report to shareholders

Portions of the Registrant's                    III
proxy statement to be filed for
its May 29,1997 annual meeting
of shareholders

Except as provided in Part I, Part II and Part III, no part of the Registrant's 1996 annual report to shareholders or proxy statement shall be deemed incorporated herein by this reference or to be filed with the Securities and Exchange Commission for any purposes.

                                     PART I

ITEM 1.   BUSINESS

(a) General Development of Business
-----------------------------------
          Horizon Bancorp, a registered bank holding company organized under the laws of the State of Indiana on April 26, 1983, (Registrant), became the parent corporation and sole shareholder of The First Merchants National Bank of Michigan City pursuant to a plan of reorganization effective October 31, 1983. Prior to October 31, 1983, the Registrant conducted no business and had only nominal assets necessary to complete the plan of reorganization.

          On October 1, 1986 the Registrant issued 399,340 shares of its common stock in exchange for all of the common stock of Citizens Michiana Financial Corporation in connection with mergers of such companies and their subsidiaries. Subsequent to the merger, the Registrant remains a one-bank holding company with a wholly-owned subsidiary, Horizon Bank, N.A., formerly known as First Citizens Bank, N.A. (Bank) and Bank's wholly-owned subsidiary, IMS Investment Management, N.A. (IMS) and non-bank subsidiaries, HBC Insurance Group (Insurance Company) and The Loan Store, Inc., (Loan Store).

(b) Financial Information About Industry Segments
-------------------------------------------------
          The Registrant, Bank and its subsidiaries are engaged in the commercial and retail banking business, investment management services, retail lending and insurance credit life sales. Refer to Item 1(e) and Item 6 for information pertaining to Registrant's banking business.

(c) Narrative Description of Business
-------------------------------------
          The Registrant's business is that incident to its 100% ownership of Bank, Loan Store and the Insurance Company. The main source of funds for the Registrant is dividends from Bank. Bank was chartered as a national bank association in 1873 and has operated continuously since that time. Bank, whose deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, is a full-service commercial bank offering a broad range of commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Bank maintains five facilities located exclusively within LaPorte County, Indiana and three facilities located in Porter County, Indiana. At December 31, 1996, Bank had total assets of $382,038,000 and total deposits of $289,180,000. Aside from the stock of Bank, Insurance Company and Loan Store, the Registrant's only other significant assets are cash and cash equivalents totaling approximately $712,000, investment securities totaling approximately $1,404,000 and taxes receivable of approximately $1,188,000 at December 31, 1996.

          The business of the Registrant, Bank, IMS, Insurance Company and Loan Store is not seasonal to any material degree.

          No material part of the Registrant's business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Registrant. Revenues from loans accounted for 68% in 1996, 67% in 1995, and 66% in 1994 of the total consolidated revenue. Revenues from investment securities accounted for 15% in 1996, 20% in 1995 and 20% in 1994 of total consolidated revenue.

          The Registrant has no employees and there are approximately 170 full and part-time persons employed by Bank, IMS and Loan Store as of December 31, 1996.

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

          The Insurance Company offers credit life and accident and health insurance. The Loan Store, Inc. is engaged in the business of retail lending and operates three facilities in Indiana. The net income generated from the Insurance Company and the Loan Store are not significant to the overall operations of the Registrant.

         Regulation
         ----------

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

          The Registrant, Bank, IMS, Insurance Company and Loan Store are "affiliates" within the meaning of the Federal Reserve Act. The Federal Reserve Act and the Federal Deposit Insurance Act limit the amount of the Bank's loans or extensions of credit to affiliates, its investments in the stock or other securities thereof, and its taking of such stock or securities as collateral for loans to any borrower.

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

(d) Financial Information about Foreign and Domestic Operations and
-------------------------------------------------------------------
      Export Sales
      ------------
        None

(e) Statistical Disclosures
---------------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     Information required by this section of Securities Act Industry Guide 3 is presented in Management 's Discussion and Analysis Section of the Corporation's 1996 Annual Report to Shareholders,

II. INVESTMENT PORTFOLIO

    (A) The following is a schedule of the book value of investment securities available for sale and held to maturity at December 31, 1996, 1995 and 1994.



                                                               1996       1995     1994
AVAILABLE FOR SALE
U.S. Treasury and U.S. Government agencies
and corporations                                              $ 4,965   $ 7,165   $18,034
Mortgage-backed securities                                     49,683    62,717
Other securities                                                4,248     4,281
Unrealized gain/(loss)                                            145       779
                                                              -------   -------   -------
Total investment securities available for sale                $59,041   $74,942   $18,034
                                                              =======   =======   =======

HELD TO MATURITY
U.S. Treasury and U.S. Government agencies and corporations   $ 2,793   $ 3,164   $ 3,521
Obligations of states and political subdivisions               10,017     9,003    11,954
Mortgage-backed securities
Other securities
Unrealized gain/(loss)                                              0         0
                                                              -------   -------   -------
Total investment securities held to maturity                  $12,810   $12,167   $15,475
                                                              =======   =======   =======

Toal investment securities for sale and held
 to maturity                                                  $ 71,851  $87,109   $33,509
                                                              ========  =======   =======

(B) The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 1996:

                                          One year or less   After one year     After five years     After ten years
                                                            through five years  through ten years
         (Thousands)                       Amount   Yield    Amount    Yield    Amount     Yield     Amount     Yield
                                         -----------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury and U.S. Government        $ 1,001    6.20%    $ 3,964    6.79%
agency securities(1)
Other securities                           4,248    7.12%
Mortgage-backed securities (2)                                 1,182    7.05%                           48,502   7.21%
                                         -----------------------------------------------------------------------------
Total                                    $ 5,249    6.94%    $ 5,146    6.85%    $     0       0.00%   $48,502   7.21%

HELD TO MATURITY
U.S. Government agency securities        $ 2,793    7.38%
Obligations of states and political        2,057    4.17%      3,680    4.44%      3,753       5.04%       527   5.00%
subdivisions
                                         -----------------------------------------------------------------------------
Total                                    $ 4,850    6.02%    $ 3,680    4.44%    $ 3,753       5.04%   $   527   5.00%
Total investment securities              $10,099    6.50%    $ 8,826    5.85%    $ 3,753       5.04%   $49,029   7.19%
available for sale and held to
maturity

(1) Amortized cost is based on contractual maturity or call date where a call option exists

(2) Maturity based upon maturity date


     The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

(C) Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated stockholders' equity of the Registrant at December 31, 1996.


III. LOAN PORTFOLIO

     (A) Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.


 (Thousands)                                      1996            1995            1994            1993            1992
                                            ----------------------------------------------------------------------------
Commercial, financial, agricultural and        $ 75,460        $ 66,125        $ 67,177        $ 64,645        $ 67,074
commercial tax-exempt loans
Real estate mortgage loans                      133,739         119,739         105,512         103,693         102,398
Installment loans                                62,277          55,798          50,933          52,880          48,896
                                            ----------------------------------------------------------------------------
Total loans                                    $271,476        $241,662        $223,622        $221,218        $218,368
                                            =============================================================================

B) Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage and installment loans, as of December 31, 1996:



         Maturing or repricing (thousands)            One year or     One through     After five      Total
                                                         less         five years        years
                                                    -----------------------------------------------------------
         Commercial, financial, agricultural and         $33,125         $26,900        $15,435       $75,460
         commercial tax-exempt loans

     The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


         (Thousands)                                  Fixed Rate     Variable Rate
                                                    --------------------------------
         Total commercial, financial,                   $31,551         $10,984
         agricultural, and commercial tax-exempt
         loans due after one year



(C)  Risk Elements

     1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.


         December 31 (thousands)                           1996            1995           1994           1993           1992
                                                      ---------------------------------------------------------------------------
         (a) Loans accounted for on a
         nonaccrual basis                                  $316            $668         $2,794         $1,687         $2,054

         (b) Accruing loans which are
         contractually past due 90 days or more             682             533            474            481            205
         as to interest and principal payments

         (c) Loans not included in (a) or (b)
         which are "Troubled Debt
         Restructuring's"  as defined by SFAS
         No. 15
                                                      ----------------------------------------------------------------------------
                Totals                                     $998          $1,201         $3,268         $2,168         $2,259
                                                      ============================================================================



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


         (Thousands)
         Gross interest income that would have                $36             $55
         been recorded on nonaccrual loans out
         standing as of December 31, 1996 in the
         period if the loans had been current, in
         accordance with their original terms
         and had been outstanding throughout
         the period or since origination if held for
         part of the period

         Interest income actually recorded on                       0           0
         nonaccrual loans outstanding as of December
         31, 1996 and included in net income for the
         period

         Interest income not recognized during the                $36         $55
         period on nonaccrual loans outstanding as
         of December 31, 1996


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

    2.   Potential Problem Loans

         Loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, and not included in
         Section 1 above, amount to $124,000 at December 31, 1996. Loan customers included in this category are having financial difficulties at the present time and may need adjustments in their repayment terms. Payments are anticipated or collateral or guarantees are available to reduce any possible loss. These loans and potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

  3.     Foreign outstandings

         None

  4.     Loan Concentrations

         As of December 31, 1996 there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in Item III above.

    (D)  Other Interest-Bearing Assets

        Other than $349,000 held as other real estate owned, net of allowance, there are no other interest-bearing assets as of December 31, 1996 which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.


IV.  SUMMARY OF LOAN LOSS EXPERIENCE

    (A) The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

         (Thousands)                                         1996            1995            1994           1993            1992
                                                   -------------------------------------------------------------------------------
LOANS
Loans outstanding at the end of the                      $ 271,476       $ 241,662       $ 223,622       $ 219,139       $ 215,649
period (1)

Average loans outstanding during the                     $ 256,580       $ 226,198       $ 218,053       $ 214,033       $ 208,615
period (1)

(1) Net of unearned income
and deferred loan fees

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of the period                       $   2,777       $   2,555       $   2,310       $   1,997       $   2,479
Loans charged-off:
  Commercial and agricultural  loans                           (11)            (45)                           (213)         (1,625)
  Real estate mortgage loans                                   (14)            (17)
  Installment loans                                           (532)           (231)           (221)           (343)           (515)
                                                         ---------       ---------       ---------       ---------       ---------
Total loans charged-off                                       (557)           (293)           (221)           (556)         (2,140)
Recoveries of loans previously
charged-off:
  Commercial and agricultural  loans                            27             358             143             339             229
  Real estate mortgage loans                                                     8
  Installment loans                                            122             149             158             254             228
                                                         ---------       ---------       ---------       ---------       ---------
Total loan recoveries                                          149             515             301             593             457
                                                         ---------       ---------       ---------       ---------       ---------
Net loans charged-off                                         (408)            222              80              37          (1,683)
                                                         ---------       ---------       ---------       ---------       ---------
Provision charged to operating expense                          66                             165             276           1,201
                                                   -------------------------------------------------------------------------------
Balance at the end of the period                         $   2,435       $   2,777       $   2,555       $   2,310       $   1,997
                                                   ================================================================================
Ratio of net charge-offs (recoveries) to                       .16%           (.10)%          (.04)%          (.02)%           .81%
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


Allocation of the Allowance for Loan Losses at December 31. (thousands)


                              1996                  1995                   1994                   1993                   1992
           ------------------------------------------------------------------------------------------------------------------------
                   Allowance  % of Total  Allowance  % of Total  Allowance  % of Total  Allowance  % of Total  Allowance  % of Total
                     Amount     Loans       Amount     Loans      Amount      Loans      Amount      Loans      Amount      Loans
                -------------------------------------------------------------------------------------------------------------------
 Commercial,          $576        0.2%       $733        0.3%     $1,434        0.6%     $1,064        0.5%     $1,192        0.6%
 financial and
 agricultural
 Real estate           102        0.0%        139        0.1%        111        0.0%        171        0.1%        185        0.1%
 mortgage
 Installment         1,075        0.4%        655        0.3%        407        0.2%        514        0.2%        389        0.2%
 Unallocated           682                  1,250                    603                    561                    231
                -------------------------------------------------------------------------------------------------------------------
 Total              $2,435        0.9%     $2,777        1.1%     $2,555        0.9%     $2,310        1.1%     $1,997        0.9%
                ===================================================================================================================

     The increase in the reserve allocation for installment loans from 1995 to 1996 is primarily the result of the change in methodology for the historical portion of the allowance callculation. In 1996, the Bank began using the industry average charge-off rate instead of the Bank's historical charge-off rate which was used in previous years. This change in methodolgy resulted in a $325 increase in the portion of the allowance allocated to installment loans.

     While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

     During 1997, charge-offs are expected to remain consistant with amounts net charge-offs in each category.

 V.  DEPOSITS

         Information required by this section is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" on page 62 of the Registrant's Annual Report to Shareholders, Exhibit 13.

VI.     RETURN ON EQUITY AND ASSETS

         Information required by this section is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" on page 62 of the Registrant's Annual Report to Shareholders, Exhibit 13.

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

         (Thousands)                                        1996            1995            1994
                                                    -----------------------------------------------
         Outstanding at year end                           $11,562          $9,558          $6,693

         Approximate weighted average interest                5.14%           5.52%           6.39%
         rate at year-end

         Highest amount outstanding as of any              $14,822         $16,446          $7,980
         month-end during the year

         Approximate average outstanding during            $10,961          $8,196          $6,525
         the year

         Approximate weighted average interest                5.07%           5.65%           4.11%
         rate during the year

ITEM 2.  PROPERTIES
-------------------

       The main office of the Registrant and Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located adjacent to the main office of the Registrant and Bank, at 502 Franklin Square, houses the credit administration, operations and micro-computer departments of Bank. In addition to these principal facilities, the Bank has eight sales offices located at:

         5477 Johnson Road, Michigan City, Indiana
         3600 South Franklin Street, Michigan City, Indiana
         117 E First  St., Wanatah, Indiana
         1410 Lincolnway, LaPorte, Indiana
         754 Indian Boundary Road, Chesterton, Indiana
         3125 N. Calumet, Valparaiso, Indiana
         6504 U.S. Highway 6,  Portage, Indiana
         265 U.S. Highway 30, Valparaiso, Indiana

        The Loan Store has sales offices at the following locations:

        200 W 80th Place, Suite C, Merriville, Indiana
        8343 Indianapolis Blvd. , Highland, Indiana
        6313 University Commons, South Bend, Indiana

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The information required under this Item is incorporated by reference to the information appearing under the caption "Note 18 - Commitments, Off-Balance Sheet Risk and Contingencies" on page 59 of the registrants Annual Report to Shareholders, Exhibit 13.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the 1996 fiscal year.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     The information required under this item is incorporated by reference to the information appearing under the caption "Market for Horizon's Common Stock and Related Stockholder Matters" on page 63 of the Registrant's Annual Report to Shareholders, Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information required under this item is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" on page 62 of the Registrant's Annual Report to Shareholders, Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     Management's discussion and analysis of financial condition and results of operations appears on pages 13 through 34 in the 1996 Annual report to Shareholders, Exhibit 13 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated financial statements and supplementary data required under this item are incorporated herein by reference to the Annual Report to Shareholders, pages 35 through 63, Exhibit 13. The Registrant is not required to furnish the supplementary financial information specified by
     Item 302 of Regulation S-K.

              Consolidated Balance Sheets, December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,1996,
                  1995 and 1994
              Consolidated Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994
              Notes to the Consolidated Financial Statements
              Report of Independent Public Accountants

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     The disclosures required under this item are incorporated by reference to the Registrant's Forms 8-K, Exhibit 16.

                                    PART III
                                    --------

     Information relating to the following items will be included in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 29, 1997 ("1997 Proxy Statement"). The 1997 Proxy Statement will be filed with the Commission within one hundred twenty days of the close of the Registrant's last fiscal year and is in part incorporated into this Form 10-K Annual Report by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------

(a) 1.   Financial Statements


         The following consolidated financial statements of the Registrant appear in the 1996 annual report to shareholders on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

                                                                                                       Annual Report
                                                                                                        Page Number
                                                                                                      --------------
             Consolidated Balance Sheets                                                                    35
             Consolidated Statements of Income                                                              36
             Consolidated Statements of Changes in Stockholders'  Equity                                    37
             Consolidated Statements of Cash Flows                                                          38
             Notes to the Consolidated Financial Statements                                               39 - 59
             Report of Independent Public Accountants                                                        60


(a) 2.   Financial Statement Schedules
         -----------------------------
         Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

(a) 3.   Exhibits
         --------
         Reference is made to the Exhibit Index which is found on page 16 of this Form 10-K.

(b)      Reports on Form 8-K
         -------------------
         None

Exhibits
--------

(c) Reference is made to the Exhibit Index which is found on page 16 of this Form 10-K.

(d)      Financial Statement Schedules
         -----------------------------
         Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HORIZON BANCORP
                                 ---------------------------------------------
                                 (Registrant)

Date March 28, 1997              /s/ Larry E. Reed
     -----------------------     -----------------------------------------------
                                 Larry E. Reed
                                 Chairman & Chief Executive Officer

Date March 28, 1997              /s/ Thomas P. McCormick
     -----------------------     ----------------------------------------------
                                 Thomas P. McCormick
                                 President

Date March 28, 1997              /s/ Diana E. Taylor
    -----------------------      ----------------------------------------------
                                 Diana E. Taylor
                                 Chief Financial Officer/Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Date                                      Signature and Title
       ----                                      -------------------

March 28, 1997                            /s/ Dale W. Alspaugh
------------------                        -----------------------------------
                                          Dale W. Alspaugh, Director

March 28, 1997                            /s/ Russell L. Arndt
------------------                        -----------------------------------
                                          Russell L. Arndt, Director

March 28, 1997                            /s/ George R. Averitt
------------------                        -----------------------------------
                                          George R. Averitt, Director

March 28, 1997                            /s/ James D. Brown
------------------                        -----------------------------------
                                          James D. Brown, Director

March 28, 1997                            /s/ Robert C. Dabagia
------------------                        -----------------------------------
                                          Robert C. Dabagia, Director

March 28, 1997                            /s/ Myles J. Kerrigan
------------------                        -----------------------------------
                                          Myles J. Kerrigan, Director

March 28, 1997                            /s/ Donald J. Manaher
------------------                        -----------------------------------
                                          Donald J. Manaher, Director

March 28, 1997                            /s/ Robert E. McBride
------------------                        -----------------------------------
                                          Robert E. McBride, Director

March 28, 1997                            /s/ Thomas P. McCormick
------------------                        -----------------------------------
                                          Thomas P. McCormick, Director
                                          President

March 28, 1997                            /s/ Boyd W. Phelps
------------------                        -----------------------------------
                                          Boyd W. Phelps, Director

March 28, 1997                            /s/ Larry E. Reed
------------------                        -----------------------------------
                                          Larry E. Reed, Director
                                          Chairman & Chief Executive Officer

March 28, 1997                            /s/ Gene L. Rice
------------------                        -----------------------------------
                                          Gene L. Rice, Director

March 28, 1997                            /s/ Susan D. Sterger
------------------                        -----------------------------------
                                          Susan D. Sterger, Director

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

EXHIBIT                                                                      SEQUENTIAL
NUMBER                      DESCRIPTION                                      PAGE NUMBERS
------                      -----------                                      ------------

3.1             ARTICLES OF INCORPORATION OF HORIZON BANCORP           INCORPORATED BY REFERENCE
                                                                       TO 12/31/89 FORM 10-K

3.2             BY-LAWS OF HORIZON BANCORP                             INCORPORATED BY REFERENCE
                                                                       TO 12/31/91 FORM 10-K

10.1            MATERIAL CONTRACTS-AGREEMENT REGARDING                 INCORPORATED BY REFERENCE
                EMPLOYMENT CONTRACTS                                   TO 12/31/87 FORM 10-K

10.2            MATERIAL CONTRACTS-1987 STOCK OPTION AND               INCORPORATED BY REFERENCE
                STOCK APPRECIATION RIGHTS PLAN OF HORIZON              TO 12/31/86 FORM 10-K
                BANCORP

10.3            MATERIAL CONTRACTS-NONQUALIFIED STOCK OPTION           INCORPORATED BY REFERENCE
                AND STOCK APPRECIATION RIGHTS AGREEMENT                TO 12/31/86 FORM 10-K

10.4            MATERIAL CONTRACTS-AMENDED NONQUALIFIED                INCORPORATED BY REFERENCE
                DIRECTORS DEFERRED COMPENSATION PLAN                   TO 12/31/89 FORM 10-K

10.5            MATERIAL CONTRACTS-SUPPLEMENTAL EMPLOYEE               INCORPORATED HEREIN
                RETIREMENT PLAN                                        PAGES 17 - 34

10.6            MATERIAL CONTRACTS-FIRST AMENDMENT TO                  INCORPORATED HEREIN
                SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN                  PAGES 35 - 36

10.7            MATERIAL CONTRACTS-SECOND AMENDMENT TO                 INCORPORATED HEREIN
                SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN                  PAGES 37 - 38

10.8            MATERIAL CONTRACTS - AGREEMENT REGARDING               INCORPORATED HEREIN
                EMPLOYMENT CONTRACTS                                   PAGES 39 -  47

11              STATEMENT REGARDING COMPUTATION OF PER SHARE           ANNUAL REPORT ATTACHED
                EARNINGS-REFER TO ANNUAL REPORT                        PAGE 41
                FOOTNOTE 1 (EXHIBIT 13)

13              REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS             ANNUAL REPORT
                FOR THE YEAR ENDED DECEMBER 31, 1996                   ATTACHED
                (NOT DEEMED FILED EXCEPT FOR PORTIONS
                THEREOF WHICH ARE SPECIFICALLY INCORPORATED
                BY REFERENCE INTO THIS FORM 10-K)

21              SUBSIDIARIES OF THE REGISTRANT                         INCORPORATED HEREIN
                                                                       PAGE 48
