Form 10-Q
period 1997-03-31
HORIZON BANCORP /IN/
filed 1997-05-09
CIK 706129

                                 HORIZON BANCORP

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 1997 commission file number 0-10792
                            ---------------                        -------


                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)

                     Indiana                                  35-1562417
                     -------                                  ----------
(State or other jurisdiction of incorporation or           (I.R. S. Employer
organization)                                              Identification No.)


515 Franklin Square, Michigan City, Indiana                   46360
-------------------------------------------                   -----
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (219) 879-0211
                                                           --------------

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

                                    Yes  X     No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                            719,132 at April 29, 1997
                            -------    --------------

                                 HORIZON BANCORP

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X
     ----------------------------------------------------------------------
                IS INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW
                -------------------------------------------------

                          FINANCIAL STATEMENTS                          PAGE

Consolidated Balance Sheet (Unaudited)                                    1

Consolidated Statement of Income (Unaudited)                              2

Condensed Consolidated Statement of Changes                               3
in Stockholders' Equity (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)                          4

Notes to the Consolidated Financial Statements (Unaudited)             5 - 11

CONSOLIDATED BALANCE SHEET (THOUSANDS) (UNAUDITED)

                                                                                                  MARCH 31      DEC 31
                                                                                                    1997         1996
                                                                                                    ----         ----

ASSETS
Cash and cash equivalents
       Cash and due from banks                                                                    $13,713       $19,551
       Money market investment                                                                      1,237           789
        Federal funds sold                                                                              0             0
                                                                                              ------------   -----------
         Total cash and cash equivalents                                                           14,950        20,340
Short-term investments-interest-bearing balances in banks                                             211           211
Investment securities available for sale,  net                                                     55,888        59,041
Investment securities held to maturity,
     (Estimated market value of $13,195 March 31, 1997 and                                         13,171        12,810
     $12,838 December 31,1996)
Loans held for sale                                                                                   468         1,034
Total loans                                                                                       272,063       271,476
Allowance for loan losses                                                                          (2,197)       (2,435)
                                                                                              ------------   -----------
     Net loans                                                                                    269,866       269,041

Premises and equipment, net                                                                        15,048        14,053
Accrued interest receivable                                                                         2,304         2,216
Other assets                                                                                        3,311         3,292
                                                                                              ------------   -----------
        Total assets                                                                             $375,217      $382,038
                                                                                              ============   ===========

LIABILITIES
Deposits
     Noninterest-bearing                                                                          $37,713       $46,050
     Interest-bearing                                                                             255,686       243,130
                                                                                              ------------   -----------
        Total deposits                                                                            293,399       289,180
Short-term borrowings                                                                               3,800        12,849
Federal Home Loan Bank Advances                                                                    40,000        41,500
Accrued interest payable                                                                              838           590
Other liabilities                                                                                   3,661         4,411
                                                                                              ------------   -----------
        Total liabilities                                                                         341,698       348,530
                                                                                              ------------   -----------

Commitments and contingencies

Equity received from contributions and dividends to the ESOP                                        4,376         4,211

STOCKHOLDERS' EQUITY
Common stock: $1 stated value, 5,000,000 shares authorized and
     1,027,531 shares issued, less  ESOP shares of 315,357 at March 31, 1997                          708           708
     December 31, 1996.
Additional paid-in capital                                                                          7,962         7,962
Retained earnings                                                                                  24,320        23,898
Unrealized gain/loss on securities available for sale (net of tax)                                   (218)           85
Less treasury stock, at cost - 129,810 shares at March 31, 1997 and 124,085 shares at
     December 31, 1996.                                                                            (3,629)       (3,356)
                                                                                              ------------   -----------
        Total stockholders' equity                                                                 29,143        29,297
                                                                                              ------------   -----------
        Total liabilities and stockholder's equity                                               $375,217      $382,038
                                                                                              ============   ===========

              See notes to the consolidated financial statements.

            CONSOLIDATED STATEMENTS OF INCOME (THOUSANDS) (UNAUDITED)

                                                                                      Three Months
                                                                                     Ended March 31
                                                                                     --------------

                                                                                   1997         1996
                                                                                   ----         ----

INTEREST INCOME
     Interest and fees on loans                                                  $6,019        $5,476
     Interest and dividends on investments
        Taxable                                                                   1,047         1,272
        Nontaxable                                                                  121            88
                                                                             ----------    ----------
           Total interest income                                                  7,187         6,836
                                                                             ----------    ----------

INTEREST EXPENSE
      Interest on deposits                                                        2,563         2,278
      Interest on Federal funds purchased and securities
       sold under agreements to repurchase                                           26           172
      Interest on Federal Home Loan Bank advances                                   559           316
                                                                             ----------    ----------
           Total interest expense                                                 3,148         2,766
                                                                             ----------    ----------

NET INTEREST INCOME                                                               4,039         4,070
PROVISION FOR LOAN LOSSES (Note 4)                                                   12
                                                                             ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               4,027         4,070
                                                                             ----------    ----------

NONINTEREST INCOME
     Service charges on deposits                                                    416           374
     Fiduciary income                                                               618           510
     Other Income                                                                    85           104
                                                                             ----------    ----------
           Total noninterest income                                               1,119           988
                                                                             ----------    ----------

NONINTEREST EXPENSE
     Salaries and employee benefits                                               2,091         1,967
     Occupancy expense of Company premises, net of rental income                    308           279
     Data processing and equipment expenses                                         518           473
     Loss on other real estate owned                                                               44
     Other expenses                                                               1,119         1,021
                                                                             ----------    ----------
           Total noninterest expense                                              4,036         3,784
                                                                             ----------    ----------

INCOME BEFORE INCOME TAXES                                                        1,110         1,274
PROVISION FOR INCOME TAXES                                                          347           405
                                                                             ----------    ----------
NET INCOME                                                                         $763          $869
                                                                             ==========    ==========

Earnings per common share                                                         $1.06         $1.16



               See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)
                                 (In thousands)

                                                                                  Three Months
                                                                                 Ended March 31
                                                                                 --------------

                                                                               1997          1996
                                                                               ----          ----
Balance, beginning of period                                                 $29,297       $28,553

Net income                                                                       763           869

Cash dividends ($.45 for the three months ended March 31, 1997 and              (341)         (261)
   $.35 for the three months ended March 31, 1996)

Purchase of Treasury Stock                                                      (273)          (68)

Net repurchases and distributions with ESOP

Change in unrealized gain (loss) on securities available for sale               (303)         (486)
                                                                         ------------  ------------

Balance, March 31                                                            $29,143       $28,607
                                                                         ============  ============









               See notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS(THOUSANDS) (UNAUDITED)
                                                                                                  March 31       March 31
                                                                                                    1997           1996
                                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                           $763          $869
Adjustments to reconcile net income to net cash from operating activities:
Depreciation                                                                                          286           245
Net (accretion)/amortization                                                                           48           100
Additional paid in capital from release of ESOP shares                                                               31
Gain/loss on disposal of fixed assets                                                                  24             1
Provision for loan losses                                                                              12
Loss on other real estate owned
Change in income taxes                                                                                 69           206
Change in deferred loan fees                                                                          (11)            1
Change in unearned income                                                                              59            51
Change in interest receivable                                                                         (88)           15
Change in interest payable                                                                            248            83
Change in other assets                                                                                282           138
Change in other liabilities                                                                          (750)         (239)
                                                                                            --------------  ------------
     Net cash provided by operating activities                                                        942         1,501
                                                                                            --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale Proceeds from maturities, calls and principal repayments of investment
        securities-available for sale                                                               2,598         6,887
Proceeds from maturities, calls and principal repayments of investment
        securities-held to maturity                                                                   637           973
Purchase of investment securities-available for sale
Purchase of investment securities-held to maturity                                                 (1,000)         (269)
Change in loans                                                                                    (3,142)       (4,831)
Purchase of loans                                                                                                  (225)
Proceeds from sales of loans                                                                        2,780
Recoveries on loans previously charged off                                                             43            62
Premises and equipment expenditures                                                                (1,304)         (422)
                                                                                            ----------------------------
        Net cash provided by (used in) investing activities                                           612         2,175
                                                                                            ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                                                 4,219        (4,892)
Dividends paid                                                                                       (341)         (262)
Change in short-term borrowings                                                                    (9,049)       (8,040)
Purchase of treasury stock                                                                           (273)          (68)
Change in Federal Home Loan Bank advance                                                           (1,500)        4,000
                                                                                            --------------  ------------
        Net cash provided by (used in) financing activities                                        (6,944)       (9,262)
                                                                                            --------------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (5,390)       (5,586)
                                                                                            --------------  ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     20,340        22,066
                                                                                            --------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $14,950       $16,480
                                                                                            ==============  ============

CASH PAID DURING THE YEAR FOR:
Interest                                                                                           $3,396        $2,683
Income taxes                                                                                          145           100



               See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 1997 and March 31, 1996 are not necessarily indicative of the operating results for the full year of 1997 or 1996. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at March 31, 1997 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1996.

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------

The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

(Thousands)                                                                            Gross         Gross
                                                                         Amortized     unrealized    unrealized
                                                                         Cost          gains         losses          Fair Value
AVAILABLE FOR SALE AT MARCH 31, 1997:
     U. S. Treasury and U. S. Government agency securities                   $4,964            $1          $(45)         $4,920
     Other securities                                                         1,010                          (4)          1,006
                                                                        ------------  ------------  -------------  -------------
           Subtotal                                                           5,974             1           (49)          5,926
     FHLMC                                                                   15,636            60          (167)         15,529
     FNMA                                                                    24,170            24          (291)         23,903
     GNMA                                                                     7,269           162           (10)          7,421
                                                                        ------------  ------------  -------------  -------------
           Total mortgage-backed securities                                  47,075           246          (468)         46,853
           Total debt securities                                             53,049           247          (517)         52,779
     Equity securities                                                        3,198                         (89)          3,109
                                                                        ------------  ------------  -------------  -------------
           Total investment securities available for sale                   $56,247          $247         $(606)        $55,888
                                                                        ============  ============  =============  =============

HELD TO MATURITY AT MARCH 31, 1997:
     U. S. Government agency securities                                      $2,618            71          $  0          $2,689
     Obligations of states and political subdivisions                        10,553            44           (91)         10,506
                                                                        ------------  ------------  -------------  -------------
           Total debt securities held to maturity                           $13,171          $115          $(91)        $13,195
                                                                        ============  ============  =============  =============

AVAILABLE FOR SALE AT DECEMBER 31 1996:
     U. S. Treasury and U. S. Government agency securities                   $4,965          $103                        $5,068
     Other securities                                                         1,018                          (4)          1,014
                                                                        ------------  ------------  -------------  -------------
           Subtotal                                                           5,983           103            (4)          6,082
     GNMA                                                                     7,620           148           (18)          7,750
     FHLMC                                                                   16,719           154           (81)         16,792
     FNMA                                                                    25,344            56          (115)         25,285
                                                                        ------------  ------------  -------------  -------------
           Total mortgage-backed securities                                  49,683           358          (214)         49,827
           Total debt securities                                             55,666           461          (218)         55,909
     Equity securities                                                        3,230                         (98)          3,132
                                                                        ------------  ------------  -------------  -------------
           Total investment securities available for sale                   $58,896          $461         $(316)        $59,041
                                                                        ============  ============  =============  =============

HELD TO MATURITY AT DECEMBER 31, 1996:
     U. S. Government agency securities                                      $2,793                                      $2,793
     Obligations of states and political subdivisions                        10,017            75           (47)         10,045
                                                                        ------------  ------------  -------------  -------------
           Total debt securities held to maturity                           $12,810           $75          $(47)        $12,838
                                                                        ============  ============  =============  =============

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
(CONTINUED)
-----------

The amortized cost and estimated fair value of debt securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Thousands)                                                                    Amortized            Fair
                                                                                  Cost              Value
                                                                                  ----              -----

AVAILABLE FOR SALE:
     Due in one year or less                                                        $2,010            $2,008
     Due after one year through five years                                           3,964             3,918
                                                                               ------------      ------------
     Subtotal                                                                        5,974             5,926
     Mortgage-backed securities                                                     47,075            46,853
                                                                               ------------      ------------

     Total debt securities available for sale                                      $53,049           $52,779
                                                                               ============      ============

HELD TO MATURITY:

     Due in one year or less                                                        $2,621            $2,622
     Due after one year through five years                                           3,461             3,476
     Due after five years through ten years                                          5,591             5,598
     Due after ten years                                                             1,498             1,499
                                                                               ------------      ------------

     Total debt securities held to maturity                                        $13,171           $13,195
                                                                               ============      ============

----------------------------------------------------------------------
                                 (In Thousands)

NOTE 3 - LOANS AVAILABLE FOR SALE AND HELD TO MATURITY
------------------------------------------------------

Loans held to maturity are comprised of the following classifications:                            March 31       Dec 31
                                                                                                    1997          1996
                                                                                                    ----          ----

Commercial                                                                                       $76,458       $75,460
Real estate mortgage                                                                             131,188       133,739
Installment                                                                                       64,417        62,277
                                                                                             ------------ -------------
     Total loans held to maturity                                                               $272,063      $271,476
                                                                                             ============ =============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------
The following is an analysis of the activity in the allowance for loan losses account:             March 31      Dec 31
                                                                                                     1997         1996
                                                                                                     ----         ----

Balance, beginning of period                                                                      $2,435        $2,777
     Provision charged to expense                                                                     12            66
     Recoveries                                                                                       43           149
     Loan charge-offs                                                                               (293)         (557)
                                                                                              -----------  ------------
Balance, end of period                                                                            $2,197        $2,435
                                                                                              ===========  ============


NOTE 5 - NONPERFORMING ASSETS:
------------------------------
The following is a summary of nonperforming loans and Other Real Estate Owned (OREO).              March 31      Dec 31
OREO is presented before the allowance for OREO losses:                                              1997         1996
                                                                                                     ----         ----

Nonperforming Loans                                                                                 $960          $998
OREO before allowance for OREO losses                                                                625           500
                                                                                              -----------  ------------
     Total nonperforming assets                                                                   $1,585        $1,498
                                                                                              ===========  ============


The following is an analysis of the activity in the allowance for OREO account:                    March 31      Dec 31
                                                                                                     1997         1996
                                                                                                     ----         ----

Balance, beginning of period                                                                        $151        $1,075
     Losses on OREO charged to expense
     Losses charged to allowance
       Reversal of allowance on sale                                                                             (924)
                                                                                              -----------  ------------
Balance, end of period                                                                              $151          $151
                                                                                              ===========  ============



Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At March 31, 1997 there were no impaired loans outstanding.

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

INTRODUCTION
------------

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION
-------------------

LIQUIDITY
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 1997 cash flows were generated from earnings of $763 thousand, a $3.5 million decrease in investment securities and a $4.2 million increase in deposits. Cash flows were used for a $3.1 million increase in loan demand, a $9.0 million decrease in short term borrowings and a $1.5 million increase in borrowings with FHLB. The net cash position decreased $5.4 million, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at March 31, 1997, Bank has available approximately $45.9 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1996 to March 31, 1997.

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

CAPITAL RESOURCES
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at March 31, 1997. Stockholders' equity totaled $33.519 million ($4.376 million from ESOP) as of March 31, 1997 compared to $33.508 million ($4.211 million from ESOP) as of December 31, 1996. The change in stockholders' equity during the three months ended March 31,1997 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity and net income, net of dividends paid. At March 31, 1997, the ratio of stockholders' equity to assets was 8.93% compared to 8.77% at December 31, 1996. Horizon increased its quarterly dividend from $.35 to $.45 per share in March 1997.

Horizon has selectively purchased shares that became available in the market from time to time. During the three months ended March 31,1997, management purchased 5,725 shares at a cost of $273 thousand.

There have been no other material changes in Horizon's capital resources from December 31, 1996 to March 31, 1997.

      MATERIAL CHANGES IN FINANCIAL CONDITION - MARCH 31, 1997 COMPARED TO
      --------------------------------------------------------------------
                                DECEMBER 31, 1996
                                -----------------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

As of January 1, 1997, the Bank discontinued the repurchase agreement deposit product. This product was classified as a short-term borrowing on the consolidated balance sheet and accounts for the $9 million decrease in that category. The majority of these accounts were transferred to money market accounts with an unrelated brokerage firm and are no longer shown on the consolidated balance sheet.

There have been no other material changes in the financial condition of Horizon from December 31, 1996 to March 31, 1997.

                              RESULTS OF OPERATIONS
                              ---------------------

     MATERIAL CHANGES IN RESULTS OF OPERATIONS - MARCH 31, 1997 COMPARED TO
     ----------------------------------------------------------------------
                                 MARCH 31, 1996.
                                 ---------------

During the three months ended March 31, 1997 earnings totaled $763 thousand or $1.06 per share compared to $869 thousand or $1.16 per share for the same period in 1996.

Net interest income was $4.039 million for the three months ended March 31, 1997 compared to $4.070 million for the same period 1996.

Total noninterest income for the three months ended March 31, 1997 increased $131 thousand or 13% from the same period in 1996. The largest component of the change was in the fiduciary income which increased $108 thousand or 21% from the same period in 1996.

Noninterest expense increased $252 thousand or 6.7% to $4.036 million for the three months ended March 31, 1997, compared to the same period in 1996. The components of this increase include a $124 thousand increase in salaries and employee benefits, a $46 thousand increase in depreciation expense, a $48 thousand increase in professional and consulting fees and a $20 thousand increase in losses from frauds and forgeries.

There have been no other material changes in the results of operations of Horizon from December 31, 1996 to March 31, 1997.

                           PART II - OTHER INFORMATION
                           ---------------------------
                    For the three months ended March 31, 1997

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

     See Management's Discussion and Analysis

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

     Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     Not Applicable

ITEM 5.   OTHER INFORMATION
-------   -----------------

     Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     a.  Financial Data Schedule

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HORIZON BANCORP


May 9, 1997                        /s/ Larry E. Reed
-------------------------       -----------------------------------------------
Date:                           BY: Larry E. Reed
                                    Chairman and Chief Executive Officer

May 9, 1997                        /s/ Diana E. Taylor
-------------------------       -----------------------------------------------
Date:                           BY: Diana E. Taylor
                                    Vice President and Chief Financial Officer