Form 10-Q
period 1997-06-30
HORIZON BANCORP /IN/
filed 1997-08-13
CIK 706129

                                 HORIZON BANCORP

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1997 commission file number 0-10792
                             -------------                        -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)

                Indiana                                         35-1562417
                -------                                         ----------
(State or other jurisdiction of incorporation or            (I. R. S. Employer
organization)                                               Identification No.)

515 Franklin Square, Michigan City, Indiana                       46360
-------------------------------------------                       -----
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (219) 879-0211
                                                          ---------------

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

                                    Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                            713,461 at July 22, 1997
                            -------    -------------

                                    Page Page

                                 HORIZON BANCORP

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X IS
                      INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW

                          FINANCIAL STATEMENTS                                  PAGE
                          --------------------                                  ----
Consolidated Balance Sheet (Unaudited)                                            1

Consolidated Statement of Income (Unaudited)                                      2

Condensed Consolidated Statement of Changes                                       3
in Stockholders' Equity (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)                                  4

Notes to the Consolidated Financial Statements (Unaudited)                   5 - 11

    CONSOLIDATED BALANCE SHEET (THOUSANDS) (UNAUDITED)

                                                                             June 30       Dec 31
                                                                               1997         1996
                                                                               ----         ----
  ASSETS
  Cash and cash equivalents
         Cash and due from banks                                             $  26,053    $  19,551
         Money market investment                                                 1,270          789
         Federal funds sold                                                          0            0
                                                                             ---------    ---------
           Total cash and cash equivalents                                      27,323       20,340
  Short-term investments-interest-bearing balances in banks                        214          211
  Investment securities available for sale,  net                                55,198       59,041
  Investment securities held to maturity,
       (Estimated market value of $12,572 June 30, 1997 and                     12,385       12,810
       $12,838 December 31,1996)
  Loans held for sale                                                            1,782        1,034
  Total loans                                                                  271,720      271,476
  Allowance for loan losses                                                     (2,108)      (2,435)
                                                                             ---------    ---------
       Net loans                                                               269,612      269,041

  Premises and equipment, net                                                   15,699       14,053
  Accrued interest receivable                                                    2,522        2,216
  Other assets                                                                   3,009        3,292
                                                                             ---------    ---------
          Total assets                                                       $ 387,744    $ 382,038
                                                                             =========    =========
  LIABILITIES
  Deposits
       Noninterest-bearing                                                   $  42,651    $  46,050
       Interest-bearing                                                        241,719      243,130
                                                                             ---------    ---------
          Total deposits                                                       284,370      289,180
  Short-term borrowings                                                                      12,849
  Federal Home Loan Bank Advances                                               65,000       41,500
  Accrued interest payable                                                         584          590
  Other liabilities                                                              3,743        4,411
                                                                             ---------    ---------
          Total liabilities                                                    353,697      348,530
                                                                             ---------    ---------
  Commitments and contingencies

  Equity received from contributions and dividends to the ESOP                   4,036        4,211

  STOCKHOLDERS' EQUITY
  Common stock: $1 stated value, 5,000,000 shares authorized and
       1,027,531 shares issued, less ESOP shares of 307,713 at
       June 30, 1997 and 315,357 at December 31, 1996                              710          708
Additional paid-in capital                                                       7,984        7,962
Retained earnings                                                               24,628       23,898
Unrealized gain/loss on securities available for sale (net of tax)                 385           85
Less treasury stock, at cost - 131,170 shares at June 30, 1997 and 124,085 shares at
     December 31, 1996                                                          (3,696)      (3,356)
                                                                             ---------    ---------
        Total stockholders' equity                                              30,011       29,297
                                                                             ---------    ---------
        Total liabilities and stockholder's equity                           $ 387,744    $ 382,038
                                                                             =========    =========



              See notes to the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF INCOME (THOUSANDS)(UNAUDITED)

                                                                     Three Months       Six Months
                                                                    Ended June 30      Ended June 30
                                                                   ---------------   -----------------
                                                                    1997     1996      1997     1996
                                                                   ------   ------   -------   -------
INTEREST INCOME
     Interest and fees on loans                                    $6,243   $5,662   $12,262   $11,138
     Interest and dividends on investments
        Taxable                                                     1,094    1,158     2,141     2,430
        Nontaxable                                                     98      103       219       191
                                                                   ------   ------   -------   -------
           Total interest income                                    7,435    6,923    14,622    13,759
                                                                   ------   ------   -------   -------
INTEREST EXPENSE
      Interest on deposits                                          2,617    2,322     5,180     4,600
      Interest on Federal funds purchased and securities
      sold under agreements to repurchase                              59      189        85       361
      Interest on Federal Home Loan Bank advances                     599      323     1,158       639
                                                                   ------   ------   -------   -------
           Total interest expense                                   3,275    2,834     6,423     5,600
                                                                   ------   ------   -------   -------
NET INTEREST INCOME                                                 4,160    4,089     8,199     8,159
PROVISION FOR LOAN LOSSES                                             188                200
                                                                   ------   ------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 3,972    4,089     7,999     8,159
                                                                   ------   ------   -------   -------

NONINTEREST INCOME
     Service charges on deposits                                      402      423       818       797
     Fiduciary income                                                 555      519     1,173     1,029
     Other Income                                                      74      118       159       222
                                                                   ------   ------   -------   -------
           Total noninterest income                                 1,031    1,060     2,150     2,048
                                                                   ------   ------   -------   -------
NONINTEREST EXPENSE
     Salaries and employee benefits                                 1,975    2,131     4,066     4,098
     Occupancy expense of Company premises, net of rental income      297      265       605       544
     Data processing and equipment expenses                           564      515     1,082       988
     Loss on other real estate owned                                   39       38        39        82
     Other expenses                                                 1,208    1,010     2,327     2,031
                                                                   ------   ------   -------   -------
           Total noninterest expense                                4,083    3,959     8,119     7,743
                                                                   ------   ------   -------   -------
INCOME BEFORE INCOME TAXES                                            920    1,190     2,030     2,464
PROVISION FOR INCOME TAXES                                            272      391       619       796
                                                                   ------   ------   -------   -------
NET INCOME                                                         $  648   $  799   $ 1,411   $ 1,668
                                                                   ======   ======   =======   =======

Earnings per common share                                          $ 0.90   $ 1.07   $  1.97   $  2.23


              See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)
                                 (In thousands)

                                                                        Three Months            Six Months
                                                                        Ended June 30          Ended June 30
                                                                    --------------------    --------------------
                                                                      1997        1996        1997       1996
                                                                    --------    --------    --------    --------
Balance, beginning of period                                        $ 29,143    $ 28,607    $ 29,297    $ 28,553

Net income                                                               648         799       1,411       1,668

Cash dividends ($.45 for the three months ended June 30, 1997
and $.35 for three months ended June 30, 1996)                          (341)       (257)       (682)       (518)


Purchase of Treasury Stock                                               (67)       (187)       (340)       (255)

Net repurchases and distributions with ESOP                               25          55          25          55

Change in unrealized gain (loss) on securities available for sale        603        (213)        300        (699)
                                                                    --------    --------    --------    --------

Balance, June 30                                                    $ 30,011    $ 28,804    $ 30,011    $ 28,804
                                                                    ========    ========    ========    ========






              See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (THOUSANDS) (UNAUDITED)                   June 30     June 30
                                                                                  1997        1996
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  1,411    $  1,668
Adjustments to reconcile net income to net cash from operating activities:
Depreciation                                                                         557         496
Net (accretion)/amortization                                                          83         188
Additional paid in capital from release of ESOP shares                               131          50
Gain/loss on disposal of fixed assets                                                 77          (5)
Provision for loan losses                                                            200
Loss on other real estate owned                                                       39
Change in income taxes                                                                23          31
Change in deferred loan fees                                                         (30)        (24)
Change in unearned income                                                             63         143
Change in interest receivable                                                       (306)       (132)
Change in interest payable                                                            (6)        191
Change in other assets                                                                17      (1,674)
Change in other liabilities                                                         (668)        260
                                                                                --------    --------
     Net cash provided by operating activities                                     1,591       1,192
                                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale
Proceeds from maturities, calls and principal repayments of investment
        securities-available for sale                                              5,874      10,534
Proceeds from maturities, calls and principal repayments of investment
        securities-held to maturity                                                1,421       1,083
Purchase of investment securities-available for sale                              (1,887)
Purchase of investment securities-held to maturity                                (1,000)     (2,884)
Increase in short-term investments                                                    (3)         (3)
Change in loans                                                                   (6,931)    (21,182)
Purchase of loans                                                                               (344)
Proceeds from sales of loans                                                       5,285
Recoveries on loans previously charged off                                            94          95
Premises and equipment expenditures                                               (2,280)     (1,131)
                                                                                --------    --------
        Net cash provided by (used in) investing activities                          573     (13,832)
                                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                               (4,810)     (1,342)
Dividends paid                                                                      (682)       (518)
Change in short-term borrowings                                                  (12,849)      4,584
Purchase of treasury stock                                                          (340)       (255)
Change in Federal Home Loan Bank advance                                          23,500       4,000
                                                                                --------    --------
        Net cash provided by (used in) financing activities                        4,819       6,469
                                                                                --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            6,983      (6,171)
                                                                                --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    20,340      22,066
                                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 27,323    $ 15,895
                                                                                ========    ========
CASH PAID DURING THE YEAR FOR:
Interest                                                                        $  6,417    $  5,409
Income taxes                                                                         456         600



              See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended June 30, 1997 and June 30, 1996 are not necessarily indicative of the operating results for the full year of 1997 or 1996. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at June 30, 1997 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1996.

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

(Thousands)                                                                                 Gross          Gross
                                                                            Amortized       unrealized     unrealized
                                                                            Cost            gains          losses       Fair Value
AVAILABLE FOR SALE AT JUNE 30, 1997:
     U. S. Treasury and U. S. Government agency securities                  $ 4,954          $ 56         $   0         $ 5,010
     Other securities                                                         1,003                                       1,003
                                                                            -------          ----         -----         -------
           Subtotal                                                           5,957            56             0           6,013
     FHLMC                                                                   14,733           181           (70)         14,844
     FNMA                                                                    23,301            98           (80)         23,319
     GNMA                                                                     6,916           152            (9)          7,059
                                                                            -------          ----         -----         -------
           Total mortgage-backed securities                                  44,950           431          (159)         45,222
           Total debt securities                                             50,907           487          (159)         51,235
     Equity securities                                                        4,049                         (86)          3,963
                                                                            -------          ----         -----         -------
           Total investment securities available for sale                   $54,956          $487         $(245)        $55,198
                                                                            =======          ====         =====         =======
HELD TO MATURITY AT JUNE 30, 1997:
     U. S. Government agency securities                                     $ 2,480          $121             0         $ 2,601
     Obligations of states and political subdivisions                         9,905            90           (24)          9,971
                                                                            -------          ----         -----         -------
           Total debt securities held to maturity                           $12,385          $211         $ (24)        $12,572
                                                                            =======          ====         =====         =======
AVAILABLE FOR SALE AT DECEMBER 31 1996:
     U. S. Treasury and U. S. Government agency securities                  $ 4,965          $103                       $ 5,068
     Other securities                                                         1,018                          (4)          1,014
                                                                            -------          ----         -----         -------
           Subtotal                                                           5,983           103            (4)          6,082
     GNMA                                                                     7,620           148           (18)          7,750
     FHLMC                                                                   16,719           154           (81)         16,792
     FNMA                                                                    25,344            56          (115)         25,285
                                                                            -------          ----         -----         -------
           Total mortgage-backed securities                                  49,683           358          (214)         49,827
           Total debt securities                                             55,666           461          (218)         55,909
     Equity securities                                                        3,230                         (98)          3,132
                                                                            -------          ----         -----         -------
           Total investment securities available for sale                   $58,896          $461         $(316)        $59,041
                                                                            =======          ====         =====         =======
HELD TO MATURITY AT DECEMBER 31, 1996:
     U. S. Government agency securities                                     $ 2,793                                     $ 2,793
     Obligations of states and political subdivisions                        10,017            75           (47)         10,045
                                                                            -------          ----         -----         -------
           Total debt securities held to maturity                           $12,810          $ 75         $ (47)        $12,838
                                                                            =======          ====         =====         =======

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
(CONTINUED)
-----------

The amortized cost and estimated fair value of debt securities at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Thousands)                                                                    Amortized              Fair
                                                                                  Cost                Value
                                                                                  ----               -----
AVAILABLE FOR SALE:
     Due in one year or less                                                       $ 1,003             1,003
     Due after one year through five years                                           4,954             5,010
                                                                                   -------           -------
     Subtotal                                                                        5,957             6,013
     Mortgage-backed securities                                                     44,950            45,222
                                                                                   -------           -------
     Total debt securities available for sale                                      $50,907           $51,235
                                                                                   =======           =======
HELD TO MATURITY:
     Due in one year or less                                                       $ 2,179            $2,179
     Due after one year through five years                                           3,233             3,265
     Due after five years through ten years                                          5,486             5,600
     Due after ten years                                                             1,487             1,528
                                                                                   -------           -------
     Total debt securities held to maturity                                        $12,385           $12,572
                                                                                   =======           =======

----------------------------------------------------------------------
                                 (In Thousands)

NOTE 3 - LOANS AVAILABLE FOR SALE AND HELD TO MATURITY
------------------------------------------------------

Loans held to maturity are comprised of the following classifications:                                    June 30        Dec 31
                                                                                                            1997          1996
                                                                                                            ----          ----
Commercial                                                                                                $ 75,505      $ 75,460
Real estate mortgage                                                                                       129,071       133,739
Installment                                                                                                 67,144        62,277
                                                                                                          --------      --------
     Total loans held to maturity                                                                         $271,720      $271,476
                                                                                                          ========      ========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------
The following is an analysis of the activity in the allowance for loan losses account:                     June 30       Dec 31
                                                                                                            1997          1996
                                                                                                            ----          ----
Balance, beginning of period                                                                                $2,435        $2,777
     Provision charged to expense                                                                              200            66
     Recoveries                                                                                                 94           149
     Loan charge-offs                                                                                         (621)         (557)
                                                                                                            -----         ------
Balance, end of period                                                                                      $2,108        $2,435
                                                                                                            ======        ======

NOTE 5 - NONPERFORMING ASSETS:
------------------------------
The following is a summary of nonperforming loans and Other Real Estate Owned (OREO).                       June 30       Dec 31
OREO is presented before the allowance for OREO losses:                                                      1997          1996
                                                                                                             ----          ----
Nonperforming Loans                                                                                           $349          $998
OREO before allowance for OREO losses                                                                          125           500
                                                                                                              ----        ------
     Total nonperforming assets                                                                               $474        $1,498
                                                                                                              ====        ======

The following is an analysis of the activity in the allowance for OREO account:                             June 30       Dec 31
                                                                                                              1997         1996
                                                                                                              ----         ----
Balance, beginning of period                                                                                $ 151        $1,075
     Losses on OREO charged to expense
     Losses charged to allowance
       Reversal of allowance on sale                                                                         (151)         (924)
                                                                                                             ----          ----
Balance, end of period                                                                                      $   0          $151
                                                                                                            =====          ====

Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At June 30, 1997 there were no impaired loans outstanding.

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
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

FINANCIAL CONDITION
-------------------

LIQUIDITY
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 1997 cash flows were generated from earnings of $1.411 million, a $4.3 million decrease in investment securities and a $23.5 million increase in borrowing with the FHLB. Cash flows were used for a $12.8 million decrease in short term borrowings, a $1.6 million increase in fixed assets and a $4.8 million decrease in deposits. The net cash position increased $7.1 million, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at June 30, 1997, Bank has available approximately $62.5 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1996 to June 30, 1997.

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                    ----------------------------------------

CAPITAL RESOURCES
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at June 30, 1997. Stockholders' equity totaled $34.047 million ($4.036 million from ESOP) as of June 30, 1997 compared to $33.508 million ($4.211 million from ESOP) as of December 31, 1996. The change in stockholders' equity during the six months ended June 30,1997 is the result of the increase in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity and net income, net of dividends paid. At June 30, 1997, the ratio of stockholders' equity to assets was 8.78% compared to 8.77% at December 31, 1996. Horizon increased its quarterly dividend from $.35 to $.45 per share in March 1997.

Horizon has selectively purchased shares that became available in the market from time to time. During the six months ended June 30,1997, management purchased 7,085 shares at a cost of $340 thousand.

There have been no other material changes in Horizon's capital resources from December 31, 1996 to June 30, 1997.

       MATERIAL CHANGES IN FINANCIAL CONDITION - JUNE 30, 1997 COMPARED TO
       -------------------------------------------------------------------
                                DECEMBER 31, 1996
                                -----------------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                     --------------------------------------

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

On June 30, 1997, a short-term $20 million advance was obtained from the FHLB in order to meet funding needs due to the decline of balance in municipal deposit accounts at mid year. This advance was repaid in full on July 11, 1997.

As of December 31, 1996, the Employee Stock Ownership Plan (ESOP) owned 34.38% of the outstanding shares of Horizon and is subject to regulation and review by the Federal Reserve Bank as a bank holding company. Also, shares owned in the ESOP are subject to the voting decisions of the individual employees and are not otherwise voted by management. Through their Visions and Values document, the employees have indicated that it is their intent to maintain their ownership in Horizon as an independent community bank. They are committed to doing those things necessary to make it a strong financial institution which brings high value to its stakeholders - its customers, shareholders, employees and communities. Horizon Bancorp articles of incorporation require the affirmative vote of the holders of not less the 70% of the outstanding common stock of the Corporation to approve any merger or consolidation of the Corporation with or into any other corporation.

There have been no other material changes in the financial condition of Horizon from December 31, 1996 to June 30, 1997.

                              RESULTS OF OPERATIONS
                              ---------------------

      MATERIAL CHANGES IN RESULTS OF OPERATIONS - JUNE 30, 1997 COMPARED TO
      ---------------------------------------------------------------------
                                 JUNE 30, 1996.
                                 --------------

During the six months ended June 30, 1997 earnings totaled $1.411 million or $1.97 per share compared to $1.668 million or $2.23 per share for the same period in 1996.

Net interest income was $7.999 million for the six months ended June 30, 1997 compared to $8.159 million for the same period 1996. In the second quarter of 1997, the Bank increased the provision for loan losses. This increase, totaling $200 thousand year-to-date, compares to no provision for loan losses for similar periods in 1996. The reinstatement of a provision for loan losses was due to loan growth and an expected increase in net charge-offs as loan portfolio concentrations shift from predominately mortgage loans to consumer loans.

Total noninterest income for the six months ended June 30, 1997 increased $102 thousand or 5% from the same period in 1996. The largest component of the change was in the fiduciary income which increased $144 thousand or 14% from the same period in 1996.

Noninterest expense increased $376 thousand or 4.9% to $8.119 million for the six months ended June 30, 1997, compared to the same period in 1996.

There have been no other material changes in the results of operations of Horizon from December 31, 1996 to June 30, 1997.

                           PART II - OTHER INFORMATION
                           ---------------------------
                     For the six months ended June 30, 1997

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

                                     HORIZON BANCORP

8/11/97                              /s/ Larry E. Reed
--------------------------           ---------------------------------------
Date:                                BY: Larry E. Reed
                                     Chairman and Chief Executive Officer

8/11/97                              /s/ Diana E. Taylor
--------------------------           ---------------------------------------
Date:                                BY: Diana E. Taylor
                                     Vice President and Chief Financial Officer