Form 10-Q
period 1997-09-30
HORIZON BANCORP /IN/
filed 1997-11-13
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997 commission file number 0-10792
                           ------------------                        -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)

            Indiana                                      35-1562417
            -------                                      ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
  incorporation or organization)

515 Franklin Square, Michigan City, Indiana                             46360
-------------------------------------------                             -----
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

                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           694,443 at October 20, 1997
                           -------    ----------------

                                 HORIZON BANCORP

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


    ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X IS
    ------- -----------------------------------------------------------------
                 INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW
                 ----------------------------------------------



               FINANCIAL STATEMENTS                                             PAGE
               --------------------                                             ----

Consolidated Balance Sheet (Unaudited)                                            1

Consolidated Statement of Income (Unaudited)                                      2

Condensed Consolidated Statement of Changes                                       3
in Stockholders' Equity (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)                                  4

Notes to the Consolidated Financial Statements (Unaudited)                     5 - 11


CONSOLIDATED BALANCE SHEET (THOUSANDS) (UNAUDITED)                                      Sept 30    Dec 31
                                                                                         1997        1996
                                                                                         ----        ----
ASSETS
Cash and cash equivalents
       Cash and due from banks                                                         $  15,520    $  19,551
       Money market investment                                                               663          789
        Federal funds sold                                                                 1,125            0
                                                                                       ---------    ---------
         Total cash and cash equivalents                                                  17,308       20,340
Short-term investments-interest-bearing balances in banks                                    215          211
Investment securities available for sale,  net                                            52,185       59,041
Investment securities held to maturity,
     (Estimated market value of $11,950 September 30, 1997 and                            11,696       12,810
     $12,838 December 31,1996)
Loans held for sale                                                                        1,981        1,034
Total loans                                                                              262,531      271,476
Allowance for loan losses                                                                 (2,550)      (2,435)
                                                                                       ---------    ---------
     Net loans                                                                           259,981      269,041

Premises and equipment, net                                                               16,165       14,053
Accrued interest receivable                                                                2,251        2,216
Other assets                                                                               2,752        3,292
                                                                                       ---------    ---------
        Total assets                                                                   $ 364,534    $ 382,038
                                                                                       =========    =========

LIABILITIES
Deposits
     Noninterest-bearing                                                               $  58,191    $  46,050
     Interest-bearing                                                                    224,038      243,130
                                                                                       ---------    ---------
        Total deposits                                                                   282,229      289,180
Short-term borrowings                                                                                  12,849
Federal Home Loan Bank Advances                                                           45,000       41,500
Accrued interest payable                                                                     687          590
Other liabilities                                                                          3,664        4,411
                                                                                       ---------    ---------
        Total liabilities                                                                331,580      348,530
                                                                                       ---------    ---------

Commitments and contingencies

Equity received from contributions and dividends to the ESOP                               4,150        4,211

STOCKHOLDERS' EQUITY
Common stock: $1 stated value, 5,000,000 shares authorized and
     1,027,531 shares issued, less  ESOP shares of 305,412 at September 30, 1997 and         713          708
     315,357 at December 31, 1996
Additional paid-in capital                                                                 7,477        7,962
Retained earnings                                                                         24,651       23,898
Unrealized gain/loss on securities available for sale (net of tax)                           364           85
Less treasury stock, at cost - 144,193 shares at September 30, 1997 and
     124,085 shares at December 31, 1996                                                  (4,401)      (3,356)
                                                                                       ---------    ---------
             Total stockholders' equity                                                   28,804       29,297
                                                                                       ---------    ---------
             Total liabilities and stockholder's equity                                $ 364,534    $ 382,038
                                                                                       =========    =========

              See notes to the consolidated financial statements.

            CONSOLIDATED STATEMENTS OF INCOME (THOUSANDS) (UNAUDITED)

                                                                      Three Months         Nine Months
                                                                   Ended September 30  Ended September 30
                                                                   ------------------  ------------------

                                                                     1997      1996      1997      1996
                                                                     ----      ----      ----      ----
INTEREST INCOME
     Interest and fees on loans                                    $ 6,214   $ 5,923   $18,476   $17,061
     Interest and dividends on investments
        Taxable                                                      1,058     1,064     3,199     3,494
        Nontaxable                                                     104       124       323       315
                                                                   -------   -------   -------   -------
           Total interest income                                     7,376     7,111    21,998    20,870
                                                                   -------   -------   -------   -------

INTEREST EXPENSE
     Interest on deposits                                            2,614     2,436     7,794     7,036
     Interest on Federal funds purchased and securities
      sold under agreements to repurchase                               22       196       107       557
     Interest on Federal Home Loan Bank advances                       681       398     1,839     1,037
                                                                   -------   -------   -------   -------
           Total interest expense                                    3,317     3,030     9,740     8,630
                                                                   -------   -------   -------   -------

NET INTEREST INCOME                                                  4,059     4,081    12,258    12,240
PROVISION FOR LOAN LOSSES                                              765        13       965        13
                                                                   -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  3,294     4,068    11,293    12,227
                                                                   -------   -------   -------   -------

NONINTEREST INCOME
     Service charges on deposits                                       506       362     1,324     1,159
     Fiduciary income                                                  582       488     1,755     1,517
     Other Income                                                      212       133       371       355
                                                                   -------   -------   -------   -------
           Total noninterest income                                  1,300       983     3,450     3,031
                                                                   -------   -------   -------   -------

NONINTEREST EXPENSE
     Salaries and employee benefits                                  1,986     1,978     6,052     6,076
     Occupancy expense of Company premises, net of rental income       323       289       928       833
     Data processing and equipment expenses                            548       526     1,630     1,514
     Loss on other real estate owned                                     0        32        39       114
     Loss on disposal of fixed assets                                  225                 225
                                                                   -------   -------
     Other expenses                                                  1,207     1,118     3,534     3,149
                                                                   -------   -------   -------   -------
           Total noninterest expense                                 4,289     3,943    12,408    11,686
                                                                   -------   -------   -------   -------

INCOME BEFORE INCOME TAXES                                             305     1,108     2,335     3,572
PROVISION FOR INCOME TAXES                                               7       476       626     1,272
                                                                   -------   -------   -------   -------
NET INCOME                                                         $   298   $   632   $ 1,709   $ 2,300
                                                                   =======   =======   =======   =======

Earnings per common share                                          $  0.42   $  0.86   $  2.39   $  3.09

              See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)
                                 (In thousands)

                                                                        Three Months               Nine Months
                                                                     Ended September 30        Ended September 30
                                                                     ------------------        ------------------


                                                                      1997         1996        1997        1996
                                                                      ----         ----        ----        ----

Balance, beginning of period                                        $ 30,011    $ 28,804    $ 29,297    $ 28,553

Net income                                                               298         632       1,709       2,300

Cash dividends ($.45 for the three months ended September 30,
 1997 and $.35 for the three months ended September 30, 1996)           (274)       (258)       (956)       (776)


Purchase of Treasury Stock                                              (705)        (25)     (1,045)       (280)

Net repurchases and distributions with ESOP                             (505)       (489)       (480)       (434)

Change in unrealized gain (loss) on securities available for sale        (21)        262         279        (437)
                                                                    --------    --------    --------    --------

Balance, September 30                                               $ 28,804    $ 28,926    $ 28,804    $ 28,926
                                                                    ========    ========    ========    ========


              See notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (THOUSANDS) (UNAUDITED)                     Sept 30     Sept 30
                                                                                   1997        1996
                                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  1,709    $  2,300
Adjustments to reconcile net income to net cash from operating activities:
Depreciation                                                                         829         899
Net (accretion)/amortization                                                         118         276
Additional paid in capital from release of ESOP shares                               127
Gain/loss on disposal of fixed assets                                                225           1
Provision for loan losses                                                            965
Loss on other real estate owned                                                       39
Change in income taxes                                                                23        (150)
Change in deferred loan fees                                                         (46)        (41)
Change in unearned income                                                             36         206
Change in interest receivable                                                        (35)        733
Change in interest payable                                                            97          73
Change in other assets                                                              (373)     (1,352)
Change in other liabilities                                                         (747)        226
                                                                                --------    --------
     Net cash provided by operating activities                                     2,967       3,171
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale
Proceeds from maturities, calls and principal repayments of investment
        securities-available for sale                                              9,094      14,078
Proceeds from maturities, calls and principal repayments of investment
        securities-held to maturity                                                2,343       2,544
Purchase of investment securities-available for sale                              (1,887)       (993)
Purchase of investment securities-held to maturity                                (1,235)     (4,914)
Increase in short-term investments                                                    (4)
Change in loans                                                                   (3,041)    (21,949)
Purchase of loans                                                                 (1,379)       (344)
Proceeds from sales of loans                                                      11,403         959
Recoveries on loans previously charged off                                           175         119
Premises and equipment expenditures                                               (3,167)     (2,295)
                                                                                --------    --------
        Net cash provided by (used in) investing activities                       12,302     (12,795)
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                               (6,951)     (1,699)
Dividends paid                                                                      (956)       (776)
Change in short-term borrowings                                                  (12,849)     (4,204)
Purchase of treasury stock                                                        (1,045)       (280)
Change in Federal Home Loan Bank advance                                           3,500       9,000
                                                                                --------    --------
        Net cash provided by (used in) financing activities                      (18,301)      2,041
                                                                                --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (3,032)     (7,583)
                                                                                --------    --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    20,340      22,066
                                                                                --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 17,308    $ 14,483
                                                                                ========    ========

Interest                                                                        $  9,837    $  8,558
Income taxes                                                                         411       1,464



              See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended September 30, 1997 and September 30, 1996 are not necessarily indicative of the operating results for the full year of 1997 or 1996. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at September 30, 1997 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1996.

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

(Thousands)                                                                 Gross      Gross
                                                                 Amortized  unrealized unrealized
                                                                 Cost       gains      losses     Fair Value
AVAILABLE FOR SALE AT SEPTEMBER 30, 1997:
     U. S. Treasury and U. S. Government agency securities       $   4,955         77  $       0  $   5,032
     Other securities                                                    0                                0
                                                                 ---------  ---------  ---------  ---------
           Subtotal                                                  4,955         77          0      5,032
     FHLMC                                                          14,011        244        (46)    14,209
     FNMA                                                           22,054        199          0     22,253
     GNMA                                                            6,523        178          0      6,701
                                                                 ---------  ---------  ---------  ---------
           Total mortgage-backed securities                         42,588        621        (46)    43,163
           Total debt securities                                    47,543        698        (46)    48,195
     Equity securities                                               4,030                   (40)     3,990
                                                                 ---------  ---------  ---------  ---------
           Total investment securities available for sale        $  51,573  $     698  $     (86) $  52,185
                                                                 =========  =========  =========  =========

HELD TO MATURITY AT SEPTEMBER 30, 1997:
     U. S. Government agency securities                          $   2,363  $     104  $       0  $   2,467
     Obligations of states and political subdivisions                9,333        160        (10)     9,483
                                                                 ---------  ---------  ---------  ---------
           Total debt securities held to maturity                $  11,696  $     264  $     (10) $  11,950
                                                                 =========  =========  =========  =========

AVAILABLE FOR SALE AT DECEMBER 31 1996:
     U. S. Treasury and U. S. Government agency securities       $   4,965  $     103             $   5,068
     Other securities                                                1,018                    (4)     1,014
                                                                 ---------  ---------  ---------  ---------
           Subtotal                                                  5,983        103         (4)     6,082
     GNMA                                                            7,620        148        (18)     7,750
     FHLMC                                                          16,719        154        (81)    16,792
     FNMA                                                           25,344         56       (115)    25,285
                                                                 ---------  ---------  ---------  ---------
           Total mortgage-backed securities                         49,683        358       (214)    49,827
           Total debt securities                                    55,666        461       (218)    55,909
     Equity securities                                               3,230                   (98)     3,132
                                                                 ---------  ---------  ---------  ---------
           Total investment securities available for sale        $  58,896  $     461  $    (316) $  59,041
                                                                 =========  =========  =========  =========

HELD TO MATURITY AT DECEMBER 31, 1996:
     U. S. Government agency securities                          $   2,793                        $   2,793
     Obligations of states and political subdivisions               10,017         75        (47)    10,045
                                                                 ---------  ---------  ---------  ---------
           Total debt securities held to maturity                $  12,810  $      75  $     (47) $  12,838
                                                                 =========  =========  =========  =========

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
(CONTINUED)
-----------
The amortized cost and estimated fair value of debt securities at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(Thousands)                                                Amortized      Fair
                                                              Cost        Value
                                                              ----        -----

AVAILABLE FOR SALE:
     Due in one year or less                               $       0   $       0
     Due after one year through five years                     4,955       5,032
                                                           ---------   ---------
     Subtotal                                                  4,955       5,032
     Mortgage-backed securities                               42,588      43,163
                                                           ---------   ---------

     Total debt securities available for sale              $  47,543   $  48,195
                                                           =========   =========

HELD TO MATURITY:

     Due in one year or less                               $   1,561   $   1,561
     Due after one year through five years                     3,272       3,301
     Due after five years through ten years                    5,582       5,752
     Due after ten years                                       1,281       1,336
                                                           ---------   ---------

     Total debt securities held to maturity                $  11,696   $  11,950
                                                           =========   =========

----------------------------------------------------------------------
                                 (In Thousands)

NOTE 3 - LOANS AVAILABLE FOR SALE AND HELD TO MATURITY
------------------------------------------------------


Loans held to maturity are comprised of the following classifications:                    Sept 30       Dec 31
                                                                                            1997         1996
                                                                                         ---------    ---------
Commercial                                                                               $  71,018    $  75,460
Real estate mortgage                                                                       125,176      133,739
Installment                                                                                 66,337       62,277
                                                                                         ---------    ---------
     Total loans held to maturity                                                        $ 262,531    $ 271,476
                                                                                         =========    =========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------
The following is an analysis of the activity in the allowance for loan losses account:    Sept 30       Dec 31
                                                                                            1997         1996
                                                                                         ---------    ---------

Balance, beginning of period                                                             $   2,435    $   2,777
     Provision charged to expense                                                              965           66
     Recoveries                                                                                175          149
     Loan charge-offs                                                                       (1,025)        (557)
                                                                                         ---------    ---------
Balance, end of period                                                                   $   2,550    $   2,435
                                                                                         =========    =========


NOTE 5 - NONPERFORMING ASSETS:
------------------------------
The following is a summary of nonperforming loans and Other Real Estate Owned (OREO)      Sept 30       Dec 31
OREO is presented before the allowance for OREO losses:                                     1997         1996
                                                                                         ---------    ---------

Nonperforming Loans                                                                      $     568    $     998
OREO before allowance for OREO losses                                                          207          500
                                                                                         ---------    ---------
     Total nonperforming assets                                                          $     775    $   1,498
                                                                                         =========    =========

The following is an analysis of the activity in the allowance for OREO account:           Sept 30       Dec 31
                                                                                            1997         1996
                                                                                         ---------    ---------

Balance, beginning of period                                                             $     151    $   1,075
     Losses on OREO charged to expense
     Losses charged to allowance
     Reversal of allowance on sale                                                            (151)        (924)
                                                                                         ---------    ---------
Balance, end of period                                                                   $       0    $     151
                                                                                         =========    =========


Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At September 30, 1997 there were no impaired loans outstanding.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

INTRODUCTION
------------

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION
-------------------

LIQUIDITY
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 1997 cash flows were generated from earnings of $1.709 million, a $8.0 million decrease in investment securities, an $8.9 million decrease in loans and a $3.5 million increase in borrowing with the FHLB. Cash flows were used for a $12.8 million decrease in short term borrowings, a $2.1 million increase in fixed assets and a $7.0 million decrease in deposits. The net cash position decreased $3.0 million, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at September 30, 1997, Bank has available approximately $82.5 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1996 to September 30, 1997.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------

CAPITAL RESOURCES
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at September 30, 1997. Stockholders' equity totaled $32.954 million ($4.150 million from ESOP) as of September 30, 1997 compared to $33.508 million ($4.211 million from ESOP) as of December 31, 1996. The change in stockholders' equity during the nine months ended September 30, 1997 is the result of the increase in the market value of investment securities available for sale accounted for as an addition of stockholders' equity and net income, net of dividends paid. At September 30, 1997, the ratio of stockholders' equity to assets was 9.04% compared to 8.77% at December 31, 1996. Horizon increased its quarterly dividend from $.35 to $.45 per share in March 1997.

Horizon has selectively purchased shares that became available in the market from time to time. During the nine months ended September 30, 1997, management purchased 20,108 shares at a cost of $1.045 million.

There have been no other material changes in Horizon's capital resources from December 31, 1996 to September 30, 1997.


    MATERIAL CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 1997 COMPARED TO
    ------------------------------------------------------------------------
                                DECEMBER 31, 1996
                                -----------------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------

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

As of September 30, 1997 the Employee Stock Ownership Plan (ESOP) owned 34.43% of the outstanding shares of Horizon and is subject to regulation and review by the Federal Reserve Bank as a bank holding company. Also, shares owned in the ESOP are subject to the voting decisions of the individual employees and are not otherwise voted by management. Through their Visions and Values document, the employees have indicated that it is their intent to maintain their ownership in Horizon as an independent community bank. They are committed to doing those things necessary to make it a strong financial institution which brings high value to its stakeholders - its customers, shareholders, employees and communities. Horizon Bancorp articles of incorporation require the affirmative vote of the holders of not less the 70% of the outstanding common stock of the Corporation to approve any merger or consolidation of the Corporation with or into any other corporation.

There have been no other material changes in the financial condition of Horizon from December 31, 1996 to September 30, 1997.

                              RESULTS OF OPERATIONS
                              ---------------------

   MATERIAL CHANGES IN RESULTS OF OPERATIONS - SEPTEMBER 30, 1997 COMPARED TO
   --------------------------------------------------------------------------
                               SEPTEMBER 30, 1996.
                               -------------------

During the nine months ended September 30, 1997 earnings totaled $1.709 million or $2.39 per share compared to $2.300 million or $3.09 per share for the same period in 1996.

Net interest income was $12.258 million for the nine months ended September 30, 1997 compared to $12.240 million for the same period 1996. In the second and third quarters of 1997, the Bank increased the provision for loan losses. This increase, totaling $965 thousand year-to-date, compares to a $13,000 provision for loan losses for similar periods in 1996. The reinstatement of more than a nominal provision for loan losses was due to: a) an increase in net charge-offs as loan portfolio concentrations shift from predominately mortgage loans to consumer loans and b) anticipated loan growth in the last quarter of 1997 and later.

In 1996 management implemented a credit scoring discipline for consumer loans using the Fair/Isaac CreditDesk pooled score card product. Management believes consumer lending necessitates a combination of credit scoring and lender judgment for prudent loan growth. Part of the change in the provision for loan losses in the third quarter 1997 reflects the adaptation changes that result in increases in consumer loan charge-offs associated with moving towards combining these disciplines.

Total noninterest income for the nine months ended September 30, 1997 increased $419 thousand or 14% from the same period in 1996. The largest components of the change was in the fiduciary income which increased $0.5 thousand or 16% from the same period in 1996 and service charges on deposits which increased $165 thousand or 14%.

Noninterest expense increased $722 thousand or 6.2% to $12.408 million for the nine months ended September 30, 1997, compared to the same period in 1996.

There have been no other material changes in the results of operations of Horizon from December 31, 1996 to September 30, 1997.

                           PART II - OTHER INFORMATION
                  For the nine months ended September 30, 1997

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


                                                           HORIZON BANCORP


8/11/97
----------------------------------------                   --------------------------------------------------
Date:                                                      BY: Larry E. Reed
                                                                  Chairman and Chief Executive Officer

8/11/97
----------------------------------------                   --------------------------------------------------
Date:                                                      BY: Diana E. Taylor
                                                                  Vice President and Chief Financial Officer