Form 10-K405
period 1997-12-31
HORIZON BANCORP /IN/
filed 1998-03-31
CIK 706129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from
Commission file number     0-10792
                        ----------


                                 HORIZON BANCORP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        INDIANA                              35-1562417
            ------------------------------               -------------------
            State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization                Identification No.)

            515 Franklin St., Michigan City, Indiana             46360
            ----------------------------------------        ---------------
            (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code  219-879-0211
                                                             ------------

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
                  None
              --------------          ----------------------

           Securities registered pursuant to Section 12(g) of the Act:

    Common stock, no par value, 696,366 shares outstanding at March 18, 1998
    ------------------------------------------------------------------------
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K   X .
          ----

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the bid price of such stock on March 18, 1998 was $32,375,000.

                       Documents Incorporated by Reference
                       -----------------------------------

                                            Part of Form 10-K into which
          Document                      portion of document is incorporated
          --------                      -----------------------------------



Portions of the Registrant's 1997                     I, II,  VI
annual report to shareholders

Portions of the Registrant's                          III
proxy statement to be filed for
its May 28,1998 annual meeting
of shareholders

Except as provided in Part I, Part II and Part III, no part of the Registrant's 1997 annual report to shareholders or proxy statement shall be deemed incorporated herein by this reference or to be filed with the Securities and Exchange Commission for any purposes.

                                     PART I
                                     ------

ITEM 1.   BUSINESS

(a)  General Development of Business
     --------------------------------
         Horizon Bancorp, a registered bank holding company organized under the laws of the State of Indiana on April 26, 1983, (Registrant), became the parent corporation and sole shareholder of The First Merchants National Bank of Michigan City pursuant to a plan of reorganization effective October 31, 1983. Prior to October 31, 1983, the Registrant conducted no business and had only nominal assets necessary to complete the plan of reorganization.

         On October 1, 1986 the Registrant issued 399,340 shares of its common stock in exchange for all of the common stock of Citizens Michiana Financial Corporation in connection with mergers of such companies and their subsidiaries. Subsequent to the merger, the Registrant remains a one-bank holding company with a wholly-owned subsidiary, Horizon Bank, N.A. (Bank) and Bank's wholly-owned subsidiary, IMS Investment Management, N.A. (IMS) and non-bank subsidiaries, HBC Insurance Group (Insurance Company) and The Loan Store, Inc., (Loan Store).

(b) Financial Information About Industry Segments
    ---------------------------------------------
         The Registrant, Bank and its subsidiaries are engaged in the commercial and retail banking business, investment management services, retail lending and insurance credit life sales. Refer to Item 1(e) and Item 6 for information pertaining to Registrant's banking business.

(c) Narrative Description of Business
    ---------------------------------
         The Registrant's business is that incident to its 100% ownership of Bank, Loan Store and the Insurance Company. The main source of funds for the Registrant is dividends from Bank. Bank was chartered as a national bank association in 1873 and has operated continuously since that time. Bank, whose deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, is a full-service commercial bank offering a broad range of commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Bank maintains five facilities located exclusively within LaPorte County, Indiana and four facilities located in Porter County, Indiana. At December 31, 1997, Bank had total assets of $359,751,000 and total deposits of $264,413,000. Aside from the stock of Bank, Insurance Company and Loan Store, the Registrant's only other significant assets are cash and cash equivalents totaling approximately $864,000, investment securities totaling approximately $401,000 and taxes receivable of approximately $1,323,000 at December 31, 1997.

         The business of the Registrant, Bank, IMS, Insurance Company and Loan Store is not seasonal to any material degree.

         No material part of the Registrant's business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Registrant. Revenues from loans accounted for 72% in 1997, 68% in 1996, and 67% in 1995 of the total consolidated revenue. Revenues from investment securities accounted for 14% in 1997, 15% in 1996 and 20% in 1995 of total consolidated revenue.

         The Registrant has no employees and there are approximately 180 full and part-time persons employed by Bank , IMS and Loan Store as of December 31, 1997.

         A high degree of competition exists in all major areas where the Registrant engages in business. Bank's primary market consists of LaPorte County, Indiana, Porter County, Indiana, and Berrien County, Michigan. Bank competes with commercial banks located in the home county and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions located therein. To a more moderate extent, Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services, and certain government agencies.

         The Insurance Company offers credit life and accident and health insurance. The Loan Store, Inc. is engaged in the business of retail lending and operates four facilities in Northwest Indiana. The net income generated from the Insurance Company and the Loan Store are not significant to the overall operations of the Registrant.

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

(d) Financial Information about Foreign and Domestic Operations and
    ---------------------------------------------------------------
      Export Sales
      ------------
        None

(e) Statistical Disclosures
    -----------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

        Information required by this section of Securities Act Industry Guide 3 is presented in Management 's Discussion and Analysis Section of the Corporation's 1997 Annual Report to Shareholders.

II. INVESTMENT PORTFOLIO

(A) The following is a schedule of the book value of investment securities available for sale and held to maturity at December 31, 1997, 1996 and 1995:

          (Thousands)                                                        1997               1996               1995

          AVAILABLE FOR SALE
          U.S. Treasury and U.S. Government agencies and corporations             $3,965             $4,965            $7,165
          Mortgage-backed securities                                              39,985             49,683            62,717
          Other securities                                                         4,020              4,248             4,281
          Unrealized gain/(loss)                                                     668                145               779
                                                                      --------------------------------------------------------
          Total investment securities available for sale                         $48,638            $59,041           $74,942
                                                                      ========================================================

          HELD TO MATURITY
          U.S. Treasury and U.S. Government agencies and corporations             $4,965             $2,793            $3,164
          Obligations of states and political subdivisions                         9,407             10,017             9,003
                                                                      --------------------------------------------------------
          Total investment securities held to maturity                           $14,372            $12,810           $12,167
                                                                      ========================================================

          Total investment securities available for sale and held
              to maturity                                                        $63,010            $71,851           $87,109
                                                                      ========================================================

(B) The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 1997:

                                           One year or less       After one year       After five years      After ten years
                                                                through five years     through ten years
 (Thousands)                             Amount      Yield      Amount      Yield      Amount     Yield     Amount     Yield
                                        ----------------------------------------------------------------------------------------
 AVAILABLE FOR SALE
 U.S. Treasury and U.S. Government        $2,080      8.05%      $1,695      6.56%       $250     6.66%
 agency securities(1)
 Other securities                          4,015      7.50%
 Mortgage-backed securities (2)                                     954      6.84%     11,952     7.08%     27,692     6.98%
                                        -------------------------------------------------------------------------------------
 Total                                    $6,095      7.69%      $2,649      6.66%    $12,202     7.07%    $27,692     6.98%

 HELD TO MATURITY
 U.S. Government agency securities        $2,040      7.42%
 Obligations of states and political       1,309      3.97%       2,666      4.75%      5,432     5.05%
 subdivisions
                                        -------------------------------------------------------------------------------------
 Total                                    $3,349      6.07%      $2,666      4.75%     $5,432     5.05%         $0     0.00%
 Total investment securities available    $9,444      7.11%      $5,315      5.70%    $17,634     6.45%    $27,692     6.98%
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

(C) Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated stockholders' equity of the Registrant at December 31, 1997.


III. LOAN PORTFOLIO

(A) Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.


          (Thousands)                                       1997            1996            1995            1994            1993
                                                    ------------------------------------------------------------------------------
          Commercial, financial, agricultural and         $73,177         $75,460         $66,125         $67,177         $64,645
          commercial tax-exempt loans
          Real estate mortgage loans                      120,345         133,739         119,739         105,512         103,693
          Installment loans                                64,593          62,277          55,798          50,933          52,880
                                                    ------------------------------------------------------------------------------
          Total loans                                    $258,115        $271,476        $241,662        $223,622        $221,218
                                                    ==============================================================================

(B) Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage and installment loans, as of December 31, 1997:



       Maturing or repricing (thousands)           One year or     One through     After five         Total
                                                       less         five years        years
                                                   ----------------------------------------------------------
       Commercial, financial, agricultural and       $33,873         $31,443         $7,861           $73,177
       commercial tax-exempt loans

    The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


       (Thousands)                                Fixed Rate     Variable Rate
                                                --------------------------------
       Total commercial, financial,                $29,547          $9,757
       agricultural, and commercial tax-exempt
       loans due after one year


(C) Risk Elements

    1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.


       December 31 (thousands)                               1997            1996           1995           1994           1993
                                                   ----------------------------------------------------------------------------
       (a) Loans accounted for on a nonaccrual               $319            $316           $668         $2,794         $1,687
       basis

       (b) Accruing loans which are contractually             862             682            533            474            481
       past due 90 days or more as to interest
       and principal payments

       (c) Loans not included in (a) or (b)
       which are "Troubled Debt Restructuring's"
       as defined by SFAS No. 15
                                                   ----------------------------------------------------------------------------
              Totals                                       $1,181            $998         $1,201         $3,268         $2,168
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


III. LOAN PORTFOLIO (Continued)
          (Thousands)
          Gross interest income that would have been              $32
          recorded on nonaccrual loans out standing
          as of Decmber 31, 1997 in the period if
          the loans had been current, in accordance
          with their original terms and had been
          outstanding throughout the period or since
          origination if held for part of the period.

          Interest income actually recorded on                      0
          nonaccrual loans outstanding as of
          December 31, 1997 and included in net
          income for the period.

          Interest income not recognized during the               $32
          period on nonaccrual loans outstanding as
          of December 31, 1997.


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

    2.  Potential Problem Loans

         Loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, and not included in
         Section 1 above, amount to $44,000 at December 31, 1997. Loan customers included in this category are having financial difficulties at the present time and may need adjustments in their repayment terms. Payments are anticipated or collateral or guarantees are available to reduce any possible loss. These loans and potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

    3.   Foreign outstandings

         None

    4.   Loan Concentrations

         As of December 31, 1997 there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in Item III above.

(D) Other Interest-Bearing Assets

         Other than $125,000 held as other real estate owned, net of allowance, there are no other interest-bearing assets as of December 31, 1997 which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.


IV.  SUMMARY OF LOAN LOSS EXPERIENCE

(A) The following is an analysis of the activity in the allowance for loan losses account:

 (Thousands)                                                      1997           1996           1995          1994           1993
                                                           -------------------------------------------------------------------------
 LOANS
 Loans outstanding at the end of the period (1)                   258,115        271,476       241,662        223,622       219,139
 Average loans outstanding during the period (1)                  269,348        256,580       226,198        218,053       214,033
      (1) Net of unearned income and deferred loan fees


 ALLOWANCE FOR LOAN LOSSES                                   1997            1996            1995           1994            1993
                                                   -------------------------------------------------------------------------------
 Balance at beginning of the period                         $2,435          $2,777          $2,555         $2,310          $1,997
 Loans charged-off:
   Commercial and agricultural  loans                          (56)            (11)            (45)                          (213)
   Real estate mortgage loans                                   (1)            (14)            (17)
   Installment loans                                        (1,384)           (532)           (231)          (221)           (343)
                                                           -------          ------           -----          -----           -----
 Total loans charged-off                                    (1,441)           (557)           (293)          (221)           (556)
 Recoveries of loans previously charged-off:
   Commercial and agricultural  loans                           50              27             358            143             339
   Real estate mortgage loans                                                                    8
   Installment loans                                           333             122             149            158             254
                                                               ---             ---             ---            ---             ---
 Total loan recoveries                                         383             149             515            301             593
 Net loans (charged-off)/recovered                          (1,058)           (408)            222             80              37
 Provision charged to operating expense                      1,325              66                            165             276
                                                   -------------------------------------------------------------------------------
 Balance at the end of the period                           $2,702          $2,435          $2,777         $2,555          $2,310
                                                   ===============================================================================
 Ratio of net (charge-offs)/recoveries to average            (0.39)%         (0.16)%         0.10%          0.04%           0.02%
 loans outstanding for the period

         The increase in the provision for loan losses in 1997 was the result of increased charge-offs identified in the installment loan portfolio, specifically direct consumer loans and credit cards. Management believes that by mid-1998, the volume of charge-offs in these portfolios will begin to reduce and that a more normal provision will be re-instated. Management expects charge-offs in all other portfolios to remain at the 1997 levels.

(B) The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31. (THOUSANDS)

                          1997                  1996                   1995                   1994                   1993
                 ------------------------------------------------------------------------------------------------------------------
                  ALLOWANCE  % OF TOTAL  ALLOWANCE  % OF TOTAL   ALLOWANCE  % OF TOTAL  ALLOWANCE   % OF TOTAL  ALLOWANCE % OF TOTAL
                    AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT        LOANS      AMOUNT     LOANS
                 ------------------------------------------------------------------------------------------------------------------
 Commercial,          $765        0.3%       $576        0.2%       $733        0.3%     $1,434        0.6%     $1,064        0.5%
 financial and
 agricultural
 Real estate            82        0.0%        102        0.0%        139        0.1%        111        0.0%        171        0.1%
 mortgage
 Installment         1,290        0.5%      1,075        0.4%        655        0.3%        407        0.2%        514        0.2%
 Unallocated           565                    682                  1,250                    603                    561
                 ------------------------------------------------------------------------------------------------------------------
 Total              $2,702        1.0%     $2,435        0.9%     $2,777        1.1%     $2,555        0.9%     $2,310        1.1%
                 ==================================================================================================================

         The increase in the reserve allocation for installment loans from 1995 to 1996 is primarily the result of the change in methodology for the historical portion of the allowance calculation. In 1996, the Bank began using the industry average charge-off rate instead of the Bank's historical charge-off rate which was used in previous years.
         This change in methodolgy resulted in a $325 increase in the portion of the allowance allocated to installment loans in 1996.



V. DEPOSITS

         Information required by this section is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" of the Registrant's Annual Report to Shareholders,
         Exhibit 13.

VI. RETURN ON EQUITY AND ASSETS

        Information required by this section is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" of the Registrant's Annual Report to Shareholders, Exhibit 13.

VII. SHORT-TERM BORROWINGS

         The following is a schedule of statistical information relative to securities sold under agreements to repurchase which were secured by U.S. Treasury and U.S. Government agency securities and mature within one year. This product was discontinued on January 1, 1997. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of shareholders' equity at the end of the period.

          (Thousands)                                    1997            1996            1995
                                                    -----------------------------------------------
          Outstanding at year end                              $0         $11,562          $9,558

          Approximate weighted average interest              0.00%           5.14%           5.52%
          rate at year-end

          Highest amount outstanding as of any                 $0         $14,822         $16,446
          month-end during the year

          Approximate average outstanding during               $0         $10,961          $8,196
          the year

          Approximate weighted average interest              0.00%           5.07%           5.65%
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

         5477 Johnson Road, Michigan City, Indiana
         3631 South Franklin Street, Michigan City, Indiana
         117 E First St., Wanatah, Indiana
         1410 Lincolnway, LaPorte, Indiana
         754 Indian Boundary Road, Chesterton, Indiana
         3125 N. Calumet, Valparaiso, Indiana
         6504 U.S. Highway 6, Portage, Indiana
         265 U.S. Highway 30, Valparaiso, Indiana

        The Loan Store has sales offices at the following locations:

         200 W 80th Place, Suite C, Merriville, Indiana
         8343 Indianapolis Blvd. , Highland, Indiana
         6313 University Commons, South Bend, Indiana
         5176 South Franklin, Michigan City, Indiana

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The information required under this Item is incorporated by reference to the information appearing under the caption "Note 18 - Commitments, Off-Balance Sheet Risk and Contingencies" of the registrants Annual Report to Shareholders, Exhibit 13.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the 1997 fiscal year.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

        The information required under this item is incorporated by reference to the information appearing under the caption "Market for Horizon's Common Stock and Related Stockholder Matters" of the Registrant's Annual Report to Shareholders, Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

        The information required under this item is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" of the Registrant's Annual Report to Shareholders,
        Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

         Management's discussion and analysis of financial condition and results of operations appears in the 1997 Annual report to Shareholders,
         Exhibit 13 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The consolidated financial statements and supplementary data required under this item are incorporated herein by reference to the Annual Report to Shareholders, Exhibit 13. The Registrant is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

              Consolidated Balance Sheets, December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31,
                 1997, 1996 and 1995
              Consolidated Statements of Changes in Stockholders' Equity for
                  the years ended December 31,1997, 1996 and 1995
              Consolidated Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995
              Notes to the Consolidated Financial Statements
              Report of Independent Public Accountants

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         The disclosures required under this item are incorporated by reference to the Registrant's Forms 8-K, Exhibit 16.

                                    PART III

         Information relating to the following items will be included in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 28, 1998 ("1998 Proxy Statement"). The 1998 Proxy Statement will be filed with the Commission within one hundred twenty days of the close of the Registrant's last fiscal year and is in part incorporated into this Form 10-K Annual Report by reference.

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

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1.   Financial Statements

         The following consolidated financial statements of the Registrant appear in the 1997 annual report to shareholders on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

                                                                                     Annual Report
                                                                                      Page Number
                                                                                      -----------

             Consolidated Balance Sheets                                                  21
             Consolidated Statements of Income                                            22
             Consolidated Statements of Changes in Stockholders'  Equity                  23
             Consolidated Statements of Cash Flows                                        24
             Notes to the Consolidated Financial Statements                             25 - 43
             Report of Independent Public Accountants                                      44

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

(b)      Reports on Form 8-K
         -------------------

         None

Exhibits
--------

(c) Reference is made to the Exhibit Index which is found on page 16 of his Form 10-K.

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

                                    HORIZON BANCORP
                                    ----------------------------------------
                                    (Registrant)

Date   March 31, 1998               /s/ Larry E. Reed
     ------------------             -----------------------------------
                                    Larry E. Reed
                                    Chairman & Chief Executive Officer

Date   March 31, 1998               /s/ Thomas P. McCormick
     ------------------             -----------------------------------
                                    Thomas P. McCormick
                                    President

Date   March 31, 1998               /s/ Diana E. Taylor
     ------------------             -----------------------------------
                                    Diana E. Taylor
                                    Chief Financial Officer/Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Date                                     Signature and Title
       ----                                     -------------------

  March 31, 1998                       /s/ Dale W. Alspaugh
------------------                    -----------------------------------
                                      Dale W. Alspaugh, Director

  March 31, 1998                       /s/ Russell L. Arndt
------------------                    -----------------------------------
                                      Russell L. Arndt, Director

  March 31, 1998                       /s/ George R. Averitt
------------------                    -----------------------------------
                                      George R. Averitt, Director

  March 31, 1998                       /s/ James D. Brown
------------------                    -----------------------------------
                                      James D. Brown, Director

  March 31, 1998                       /s/ Robert C. Dabagia
------------------                    -----------------------------------
                                      Robert C. Dabagia, Director

  March 31, 1998                       /s/ Myles J. Kerrigan
------------------                    -----------------------------------
                                      Myles J. Kerrigan, Director

  March 31, 1998                       /s/ Donald J. Manaher
------------------                    -----------------------------------
                                      Donald J. Manaher, Director

  March 31, 1998                       /s/ Robert E. McBride
------------------                    -----------------------------------
                                      Robert E. McBride, Director

  March 31, 1998                       /s/ Thomas P. McCormick
------------------                    -----------------------------------
                                      Thomas P. McCormick, Director
                                      President

  March 31, 1998                       /s/ Boyd W. Phelps
------------------                    -----------------------------------
                                      Boyd W. Phelps, Director

  March 31, 1998                       /s/ Larry E. Reed
------------------                    -----------------------------------
                                      Larry E. Reed, Director
                                      Chairman & Chief Executive Officer

  March 31, 1998                       /s/ Gene L. Rice
------------------                    -----------------------------------
                                      Gene L. Rice, Director

  March 31, 1998                       /s/ Susan D. Sterger
------------------                    -----------------------------------
                                      Susan D. Sterger, Director

  March 31, 1998                       /s/ Robert E. Swinehart
------------------                    -----------------------------------
                                      Robert E. Swinehart, Director

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

10.1            MATERIAL CONTRACTS-AGREEMENT REGARDING                   INCORPORATED BY REFERENCE
                EMPLOYMENT CONTRACTS                                     TO 12/31/87 FORM 10-K

10.2            MATERIAL CONTRACTS-1987 STOCK OPTION AND                 INCORPORATED BY REFERENCE
                STOCK APPRECIATION RIGHTS PLAN OF HORIZON                TO 12/31/86 FORM 10-K
                BANCORP

10.3            MATERIAL CONTRACTS-NONQUALIFIED STOCK OPTION             INCORPORATED BY REFERENCE
                AND STOCK APPRECIATION RIGHTS AGREEMENT                  TO 12/31/86 FORM 10-K

10.4            MATERIAL CONTRACTS-AMENDED NONQUALIFIED                  INCORPORATED BY REFERENCE
                DIRECTORS DEFERRED COMPENSATION PLAN                     TO 12/31/89 FORM 10-K

10.5            MATERIAL CONTRACTS-SUPPLEMENTAL EMPLOYEE                 INCORPORATED BY REFERENCE
                RETIREMENT PLAN                                          TO THE 12/31/96 FORM 10-K

11              STATEMENT REGARDING COMPUTATION OF PER SHARE             INCORPORATED HEREIN IN EXHIBIT 13,
                EARNINGS-REFER TO ANNUAL REPORT                          PAGE 27
                FOOTNOTE 1

13              REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS               INCORPORATED HEREIN
                FOR THE YEAR ENDED DECEMBER 31, 1997
                (NOT DEEMED FILED EXCEPT FOR PORTIONS
                THEREOF WHICH ARE SPECIFICALLY INCORPORATED
                BY REFERENCE INTO THIS FORM 10-K)

21              SUBSIDIARIES OF THE REGISTRANT                           INCORPORATED HEREIN