Form 10-Q
period 1998-03-31
HORIZON BANCORP /IN/
filed 1998-05-14
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 1998 commission file number 0-10792
                             --------------                        -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)


          Indiana                                      35-1562417
          -------                                      ----------
(State or other jurisdiction of           (I.R. S. Employer Identification No.)
incorporation or organization)

515 Franklin Square, Michigan City, Indiana                   46360
-------------------------------------------                   -----
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

                            696,618 at April 20, 1998
                            -------    --------------

                                 HORIZON BANCORP

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


    ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X IS
    -------------------------------------------------------------------------
                 INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW
                 ----------------------------------------------



                  FINANCIAL STATEMENTS                                  PAGE
                  --------------------                                  ----

 Consolidated Balance Sheet (Unaudited)                                   1

 Consolidated Statement of Income (Unaudited)                             2

 Condensed Consolidated Statement of Changes                              3
 in Stockholders' Equity (Unaudited)

 Consolidated Statement of Cash Flows (Unaudited)                         4

 Notes to the Consolidated Financial Statements (Unaudited)             5 - 11

CONSOLIDATED BALANCE SHEET (THOUSANDS) (UNAUDITED)                                         March 31         Dec 31
                                                                                             1998            1997
                                                                                             ----            ----
ASSETS
Cash and cash equivalents
       Cash and due from banks                                                             $  14,874       $  19,506
       Money market investment                                                                   431             852
       Federal funds sold                                                                      5,125               0
                                                                                           ---------       ---------
         Total cash and cash equivalents                                                      20,430          20,358
Short-term investments-interest-bearing balances in banks                                        219             219
Investment securities available for sale,  net                                                53,906          48,638
Investment securities held to maturity,
     (Estimated market value of $11,879 March 31, 1998 and                                    11,598          11,447
     $11,756 December 31,1997)
Loans held for sale                                                                                            2,119
Total loans                                                                                  258,045         258,115
Allowance for loan losses                                                                     (2,848)         (2,702)
                                                                                           ---------       ---------
     Net loans                                                                               255,197         255,413

Premises and equipment, net                                                                   16,238          16,144
Accrued interest receivable                                                                    2,098           2,264
Other assets                                                                                   3,134           3,149
                                                                                           ---------       ---------
        Total assets                                                                       $ 362,820       $ 359,751
                                                                                           =========       =========

LIABILITIES
Deposits
     Noninterest-bearing                                                                   $  65,138       $  61,474
     Interest-bearing                                                                        212,883         202,939
                                                                                           ---------       ---------
        Total deposits                                                                       278,021         264,413
Short-term borrowings                                                                          3,000          16,000
Federal Home Loan Bank Advances                                                               46,000          42,000
Accrued interest payable                                                                         790             674
Other liabilities                                                                              2,284           3,907
                                                                                           ---------       ---------
        Total liabilities                                                                    330,095         326,994
                                                                                           ---------       ---------

Commitments and contingencies

Equity received from contributions and dividends to the ESOP                                   4,156           4,048

STOCKHOLDERS' EQUITY
Common stock: $1 stated value, 5,000,000 shares authorized and
     1,034,428 shares issued, less  ESOP shares of 307,478 at March 31, 1998 and                 720             720
     307,538 December 31, 1997
Additional paid-in capital                                                                     7,684           7,763
Retained earnings                                                                             24,594          24,355
Unrealized gain/loss on securities available for sale (net of tax)                               351             400
Less treasury stock, at cost - 150,799 shares at March 31, 1998 and 146,263 shares at
     December 31, 1997                                                                        (4,780)         (4,529)
                                                                                           ---------       ---------
        Total stockholders' equity                                                            28,569          28,709
                                                                                           ---------       ---------
        Total liabilities and stockholder's equity                                         $ 362,820       $ 359,751
                                                                                           =========       =========



               See notes to the consolidated financial statements.

            CONSOLIDATED STATEMENTS OF INCOME (THOUSANDS) (UNAUDITED)


                                                                          Three Months
                                                                         Ended March 31

                                                                       1998           1997
                                                                      -------       -------
INTEREST INCOME
     Interest and fees on loans                                       $ 5,931       $ 6,019
     Interest and dividends on investments
        Taxable                                                           933         1,047
        Nontaxable                                                        110           121
                                                                      -------       -------
           Total interest income                                        6,974         7,187
                                                                      -------       -------

INTEREST EXPENSE
      Interest on deposits                                              2,475         2,563
      Interest on Federal funds purchased and other
       short-term borrowings                                               45            26
      Interest on Federal Home Loan Bank advances                         589           559
                                                                      -------       -------
           Total interest expense                                       3,109         3,148
                                                                      -------       -------

NET INTEREST INCOME                                                     3,865         4,039
PROVISION FOR LOAN LOSSES                                                 325            12
                                                                      -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     3,540         4,027
                                                                      -------       -------

NONINTEREST INCOME
     Service charges on deposits                                          596           416
     Fiduciary income                                                     530           618
     Other Income                                                         168            85
                                                                      -------       -------
           Total noninterest income                                     1,294         1,119
                                                                      -------       -------

NONINTEREST EXPENSE
     Salaries and employee benefits                                     2,114         2,091
     Occupancy expense of Company premises, net of rental income          292           308
     Data processing and equipment expenses                               559           518
     Loss on other real estate owned and repossessed collateral            19
     Other expenses                                                     1,118         1,119
                                                                      -------       -------
           Total noninterest expense                                    4,102         4,036
                                                                      -------       -------

INCOME BEFORE INCOME TAXES                                                732         1,110
PROVISION FOR INCOME TAXES                                                181           347
                                                                      -------       -------
NET INCOME                                                                551           763
                                                                      -------       -------

OTHER COMPREHENSIVE INCOME
        Change in unrealized gains on securities                          (49)         (303)
                                                                      -------       -------
COMPREHENSIVE INCOME                                                  $   502       $   460
                                                                      =======       =======

Basic earnings per common share                                       $  0.79       $  1.06


               See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)
                                 (In thousands)

                                                                            Three Months
                                                                           Ended March 31
                                                                           --------------


                                                                         1998           1997
                                                                         ----           ----

Balance, beginning of period                                           $ 28,709       $ 29,297

Net income                                                                  551            763

Cash dividends ($.45 for the three months ended March 31, 1998             (312)          (341)
and March 31, 1997)

Purchase of Treasury Stock                                                 (251)          (273)

Net  repurchases  and  distributions  with  ESOP                            (79)

Change in unrealized gain (loss) on securities available for sale           (49)          (303)
                                                                       --------       --------

Balance, March 31                                                      $ 28,569       $ 29,143
                                                                       ========       ========




               See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (THOUSANDS) (UNAUDITED)                   March 31       March 31
                                                                                  1998           1997
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    551       $    763
Adjustments to reconcile net income to net cash from operating activities:


Depreciation                                                                         281            286
Net (accretion)/amortization                                                          52             48
Additional paid in capital from release of ESOP shares                               (49)
Gain/loss on disposal of fixed assets                                                  2             24
Provision for loan losses                                                            325             12
Change in income taxes                                                                32             69
Change in deferred loan fees                                                         (30)           (11)
Change in unearned income                                                            (68)            59
Change in interest receivable                                                        166            (88)
Change in interest payable                                                           116            248
Change in other assets                                                                94            282
Change in other liabilities                                                       (1,623)          (750)
                                                                                --------       --------
     Net cash provided by (used in) operating activities                            (151)           942
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and principal repayments of investment
        securities-available for sale                                              3,673          2,598
Proceeds from maturities, calls and principal repayments of investment
        securities-held to maturity                                                  733            637
Purchase of investment securities-available for sale                              (9,074)
Purchase of investment securities-held to maturity                                  (885)        (1,000)
Change in loans                                                                     (236)        (3,142)
Proceeds from sales of loans                                                       2,207          2,780
Recoveries on loans previously charged off                                           137             43
Premises and equipment expenditures                                                 (377)        (1,304)
                                                                                -----------------------
        Net cash provided by (used in) investing activities                       (3,822)           612
                                                                                -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                               13,608          4,219
Dividends paid                                                                      (312)          (341)
Change in short-term borrowings                                                  (13,000)        (9,049)
Purchase of treasury stock                                                          (251)          (273)
Change in Federal Home Loan Bank advance                                           4,000         (1,500)
                                                                                --------       --------
        Net cash provided by (used in) financing activities                        4,045         (6,944)
                                                                                --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               72         (5,390)
                                                                                --------       --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    20,358         20,340
                                                                                --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 20,430       $ 14,950
                                                                                ========       ========

CASH PAID DURING THE YEAR FOR:
Interest                                                                        $  2,591       $  3,396
Income taxes                                                                           0            145



               See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), IMS Investment Management, N.A., (IMS), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 1998 and March 31, 1997 are not necessarily indicative of the operating results for the full year of 1998 or 1997. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at March 31, 1998 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1997.

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

                                                                               Gross        Gross
 (Thousands)                                                   Amortized     Unrealized    Unrealized
                                                                  Cost         Gains         Losses        Fair Value
                                                               ---------     ----------    ----------      ----------
AVAILABLE FOR SALE AT MARCH 31, 1998:
     U. S. Treasury and U. S. Government agency securities      $  3,695      $     63                      $  3,758

     FHLMC                                                        12,126           212             (7)        12,331
     FNMA                                                         27,890           232             (1)        28,121
     GNMA                                                          5,584           123             (2)         5,705
                                                                --------      --------       --------       --------
           Total mortgage-backed securities                       45,600           567            (10)        46,157
                                                                --------      --------       --------       --------
           Total debt securities                                  49,295           630            (10)        49,915
     Equity securities                                             4,026            16            (51)         3,991
                                                                --------      --------       --------       --------
           Total investment securities available for sale       $ 53,321      $    646       $    (61)      $ 53,906
                                                                ========      ========       ========       ========

HELD TO MATURITY AT MARCH 31, 1998:
     U. S. Government agency securities                         $  1,998            78       $      0       $  2,076
     Obligations of states and political subdivisions              9,600           206             (3)         9,803
                                                                --------      --------       --------       --------
           Total debt securities held to maturity               $ 11,598      $    284       $     (3)      $ 11,879
                                                                ========      ========       ========       ========

AVAILABLE FOR SALE AT DECEMBER 31 1997:
     U. S. Treasury and U. S. Government agency securities      $  3,965      $     60                      $  4,025

     GNMA                                                          6,048           140                         6,188
     FHLMC                                                        13,126           244                        13,370
     FNMA                                                         20,811           229                        21,040
                                                                --------      --------       --------       --------
           Total mortgage-backed securities                       39,985           613              0         40,598
                                                                --------      --------       --------       --------
           Total debt securities                                  43,950           673              0         44,623
     Equity securities                                             4,020                           (5)         4,015
                                                                --------      --------       --------       --------
           Total investment securities available for sale       $ 47,970      $    673       $     (5)      $ 48,638
                                                                ========      ========       ========       ========

HELD TO MATURITY AT DECEMBER 31, 1997:
     U. S. Government agency securities                         $  2,040      $    104                      $  2,144
     Obligations of states and political subdivisions              9,407           205                         9,612
                                                                --------      --------       --------       --------
           Total debt securities held to maturity               $ 11,447      $    309       $      0       $ 11,756
                                                                ========      ========       ========       ========

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
(CONTINUED)
-----------

The amortized cost and estimated fair value of debt securities at March 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.






 (Thousands)                                      Amortized      Fair
                                                     Cost        Value
                                                     ----        -----

AVAILABLE FOR SALE:
     Due in one year or less                       $ 2,500      $ 2,526
     Due after one year through five years           1,195        1,232
                                                   -------      -------
     Subtotal                                        3,695        3,758
     Mortgage-backed securities                     45,600       46,157
                                                   -------      -------

     Total debt securities available for sale      $49,295      $49,915
                                                   =======      =======

HELD TO MATURITY:

     Due in one year or less                       $ 2,650      $ 2,668
     Due after one year through five years           1,127        1,147
     Due after five years through ten years          5,603        5,793
     Due after ten years                             2,218        2,271
                                                   -------      -------

     Total debt securities held to maturity        $11,598      $11,879
                                                   =======      =======

----------------------------------------------------------------------

NOTE 3 - LOANS AVAILABLE FOR SALE AND HELD TO MATURITY
------------------------------------------------------
Loans held to maturity are comprised of the following classifications:

                                                                                                        March 31       Dec 31
 (Thousands)                                                                                              1998          1997
                                                                                                          ----          ----

 Commercial                                                                                                $73,159       $73,177
 Real estate mortgage                                                                                      123,694       120,345
 Installment                                                                                                61,192        64,593
                                                                                                      ------------- -------------
      Total loans  held  to  maturity                                                                     $258,045      $258,115
                                                                                                      ============= =============

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------
The following is an analysis of the activity in the allowance for loan losses account:

                                                                                                         March 31      Dec 31
 (Thousands)                                                                                               1998         1997
                                                                                                           ----         ----

 Balance, beginning of period                                                                               $2,702        $2,435
      Provision charged to expense                                                                             325         1,325
      Recoveries                                                                                               137           383
      Loan charge-offs                                                                                        (316)       (1,441)
                                                                                                        -----------  ------------
 Balance, end of period                                                                                     $2,848        $2,702
                                                                                                        ===========  ============


NOTE 5 - NONPERFORMING ASSETS:
------------------------------
The following is a summary of nonperforming loans and Other Real Estate Owned
(OREO). OREO is presented before the allowance for OREO losses:

                                                                                                          March 31       Dec 31
 (Thousands)                                                                                                1998          1997
                                                                                                            ----          ----

 Nonperforming Loans                                                                                        $1,260        $1,181
 OREO before allowance for OREO losses                                                                         174           125
                                                                                                        -----------  ------------
      Total nonperforming assets                                                                            $1,434        $1,306
                                                                                                        ===========  ============

Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At March 31, 1998 there were no impaired loans outstanding.

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                    -----------------------------------------

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

FINANCIAL CONDITION
-------------------

LIQUIDITY
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 1998 cash flows were generated from earnings of $551 thousand, a $13.6 million increase in deposits and a $4.0 million increase in borrowings from the FHLB. Cash flows were used for a $13.0 million decrease in short term borrowings and a $5.4 million increase in investment securities. The net cash position increased $72 thousand, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at March 31, 1998, Bank has available approximately $42.5 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1997 to March 31, 1998.

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                    -----------------------------------------

CAPITAL RESOURCES
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at March 31, 1998. Stockholders' equity totaled $32.725 million ($4.156 million from ESOP) as of March 31, 1998 compared to $32.757 million ($4.048 million from ESOP) as of December 31, 1997. The change in stockholders' equity during the three months ended March 31,1998 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity and net income, net of dividends paid. At March 31, 1998, the ratio of stockholders' equity to assets was 9.02% compared to 9.11% at December 31, 1997.

Horizon has selectively purchased shares that became available in the market from time to time. During the three months ended March 31,1998, management purchased 4,536 shares at a cost of $270 thousand.

There have been no other material changes in Horizon's capital resources from December 31, 1997 to March 31, 1998.

      MATERIAL CHANGES IN FINANCIAL CONDITION - MARCH 31, 1998 COMPARED TO
      --------------------------------------------------------------------
                                DECEMBER 31, 1997
                                -----------------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.


                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                    -----------------------------------------

During the first three months of 1998, Horizon has experience significant prepayments on mortgage loans and home equity loans, classified as installment loans, due to consumers refinancing these loans at lower interest rates. As a result, Horizon has held in portfolio the majority of the mortgage loans originated during the first quarter of 1998 in order to maintain total loans on the balance sheet.

As of March 31, 1998, the Employee Stock Ownership Plan (ESOP) owned 33.79% of the outstanding shares of Horizon and is subject to regulation and review by the Federal Reserve Bank as a bank holding company. Also, shares owned in the ESOP are subject to the voting decisions of the individual employees and are not otherwise voted by management. Through their Visions and Values document, the employees have indicated that it is their intent to maintain their ownership in Horizon as an independent community bank. They are committed to doing those things necessary to make it a strong financial institution which brings high value to its stakeholders - its customers, shareholders, employees and communities. Horizon Bancorp articles of incorporation require the affirmative vote of the holders of not less the 70% of the outstanding common stock of the Corporation to approve any merger or consolidation of the Corporation with or into any other corporation which: (i) is not recommended by the vote of 70% of the Corporation's directors; or (ii) is proposed by a person, whether an individual, partnership, corporation, group, or otherwise, who separately or in association with one or more other persons holds at the date of the proposal 10% or more of the then outstanding common stock of the Corporation and such proposal does not offer to all shareholders of the Corporation consideration for their shares which is at least equal to the highest percent over book value paid by such person for the shares of the Corporation held by it at the date of the proposal. All other business combinations will require the affirmative vote of a majority of the outstanding common stock of the Corporation. This Article shall not be altered, amended or repealed except by an affirmative vote of at least seventy percent (70%) of the total number of shares of the Corporation entitled to vote on such matter.

There have been no other material changes in the financial condition of Horizon from December 31, 1997 to March 31, 1998.

                              RESULTS OF OPERATIONS
                              ---------------------

     MATERIAL CHANGES IN RESULTS OF OPERATIONS - MARCH 31, 1998 COMPARED TO
     ----------------------------------------------------------------------
                                 MARCH 31, 1997.
                                 ---------------

During the three months ended March 31, 1998 earnings totaled $551 thousand or $.79 per share compared to $763 thousand or $1.06 per share for the same period in 1997.

Net interest income was $3.865 million for the three months ended March 31, 1998 compared to $4.039 million for the same period 1997. The decline in net interest income primarily related to the decline in volume of loans and the decline in the volume and rate of investment securities. Investment securities increased at March 31, 1998 with the purchase of approximately $9 million of mortgage-backed securities which settled on March 23, 1998.

Total noninterest income for the three months ended March 31, 1998 increased $175 thousand or 15.6% from the same period in 1997. The largest component of the change was in the service charge income which increased $180 thousand or 43.3% from the same period in 1997.

The provision for loan losses was $325 thousand for the three months ended March 31, 1998 compared to $12 thousand for the same period in 1997. This increase was due to the increase in delinquencies and charge-offs which have been experienced in the consumer loan and credit card portfolio.

Noninterest expense increased $66 thousand or 1.6% to $4.102 million for the three months ended March 31, 1998, compared to the same period in 1997.

There have been no other material changes in the results of operations of Horizon from December 31, 1997 to March 31, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------
                    For the three months ended March 31, 1998

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


                                HORIZON BANCORP


 5/11/98                        /s/ Larry E. Reed
 --------------------           -----------------------------------------------
 Date:                          BY: Larry E. Reed
                                    Chairman and Chief Executive Officer

 5/11/98                        /s/ Diana E. Taylor
 --------------------           -----------------------------------------------
 Date:                          BY: Diana E. Taylor
                                    Vice President and Chief Financial Officer