Form 10-Q
period 1998-06-30
HORIZON BANCORP /IN/
filed 1998-08-14
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1998 commission file number 0-10792
                             -------------                        -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)


                   Indiana                                        35-1562417
(State or other jurisdiction of incorporation or             (I. R. S. Employer
organization)                                                Identification No.)

515 Franklin Square, Michigan City, Indiana                        46360
-------------------------------------------                        -----
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

                            686,977 at July 31, 1998
                            ------------------------

                                 HORIZON BANCORP

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X IS
-------------------------------------------------------------------------
                 INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW
                 ----------------------------------------------


                   FINANCIAL STATEMENTS                                   PAGE
                   --------------------                                   ----

 Consolidated Balance Sheet (Unaudited)                                     1

 Consolidated Statement of Income (Unaudited)                               2

 Condensed Consolidated Statement of Changes                                3
 in Stockholders' Equity (Unaudited)

 Consolidated Statement of Cash Flows (Unaudited)                           4

 Notes to the Consolidated Financial Statements (Unaudited)              5 - 11

CONSOLIDATED BALANCE SHEET (THOUSANDS) (UNAUDITED)                                    June 30       Dec 31
                                                                                       1998          1997
                                                                                       ----          ----
ASSETS
Cash and cash equivalents
       Cash and due from banks                                                      $  19,546      $  19,506
       Money market investment                                                            263            852
        Federal funds sold                                                              8,875              0
                                                                                    ---------      ---------
         Total cash and cash equivalents                                               28,684         20,358
Short-term investments-interest-bearing balances in banks                                 221            219
Investment securities available for sale,  net                                         54,197         48,638
Investment securities held to maturity,
     (Estimated market value of $12,990 June 30, 1998 and                              12,738         11,447
     $11,756 December 31,1997)
Loans held for sale                                                                                    2,119
Total loans                                                                           265,149        258,115
Allowance for loan losses                                                              (2,832)        (2,702)
                                                                                    ---------      ---------
     Net loans                                                                        262,317        255,413

Premises and equipment, net                                                            16,456         16,144
Accrued interest receivable                                                             2,281          2,264
Other assets                                                                            4,166          3,149
                                                                                    ---------      ---------
        Total assets                                                                $ 381,060      $ 359,751
                                                                                    =========      =========

LIABILITIES
Deposits
     Noninterest-bearing                                                            $  95,296      $  61,474
     Interest-bearing                                                                 205,299        202,939
                                                                                    ---------      ---------
        Total deposits                                                                300,595        264,413
Short-term borrowings                                                                   3,000         16,000
Federal Home Loan Bank Advances                                                        41,000         42,000
Accrued interest payable                                                                  622            674
Other liabilities                                                                       2,721          3,907
                                                                                    ---------      ---------
        Total liabilities                                                             347,938        326,994
                                                                                    ---------      ---------

Commitments and contingencies

Equity received from contributions and dividends to the ESOP                            3,764          4,048

STOCKHOLDERS' EQUITY
Common stock: $1 stated value, 5,000,000 shares authorized and
     1,034,428 shares issued, less  ESOP shares of 298,560 at June 30, 1998 and           735            720
     307,538 at December 31, 1997
Additional paid-in capital                                                              8,549          7,763
Retained earnings                                                                      24,877         24,355
Unrealized gain/loss on securities available for sale (net of tax)                        311            400
Less treasury stock, at cost - 156,019 shares at June 30, 1998 and 146,263 shares at
   December 31, 1997                                                                   (5,114)        (4,529)
                                                                                    ---------      ---------
      Total stockholders' equity                                                       29,358         28,709
                                                                                    ---------      ---------
      Total liabilities and stockholder's equity                                    $ 381,060      $ 359,751
                                                                                    =========      =========



               See notes to the consolidated financial statements.

            CONSOLIDATED STATEMENTS OF INCOME (THOUSANDS) (UNAUDITED)

                                                                         Three Months             Six Months
                                                                         Ended June 30           Ended June 30
                                                                         -------------           -------------

                                                                      1998        1997       1998          1997
                                                                      ----        ----       ----          ----
INTEREST INCOME
     Interest and fees on loans                                      $5,978      $6,243     $11,909      $12,262
     Interest and dividends on investments
        Taxable                                                       1,002       1,094       1,935        2,141
        Nontaxable                                                      109          98         219          219
                                                                     ------      ------     -------      -------
           Total interest income                                      7,089       7,435      14,063       14,622
                                                                     ------      ------     -------      -------

INTEREST EXPENSE
      Interest on deposits                                            2,568       2,617       5,043        5,180
      Interest on Federal funds purchased and other
       short term borrowings                                             72          59         117           85
     Interest on Federal Home Loan Bank advances                        612         599       1,201        1,158
                                                                     ------      ------     -------      -------
           Total interest expense                                     3,252       3,275       6,361        6,423
                                                                     ------      ------     -------      -------

NET INTEREST INCOME                                                   3,837       4,160       7,702        8,199
PROVISION FOR LOAN LOSSES                                               225         188         550          200
                                                                     ------      ------     -------      -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   3,612       3,972       7,152        7,999
                                                                     ------      ------     -------      -------

NONINTEREST INCOME
     Service charges on deposits                                        534         402       1,130          818
     Fiduciary income                                                   599         555       1,129        1,173
     Other Income                                                       147          74         315          159
                                                                     ------      ------     -------      -------
           Total noninterest income                                   1,280       1,031      2 ,574        2,150
                                                                     ------      ------     -------      -------

NONINTEREST EXPENSE
     Salaries and employee benefits                                   2,093       1,975       4,207        4,066
     Occupancy expense of Company premises, net of rental income        332         297         624          605
     Data processing and equipment expenses                             535         564       1,094        1,082
     Loss on other real estate owned and repossessed collateral          11          39          30           39
     Other expenses                                                   1,091       1,208       2,209        2,327
                                                                     ------      ------     -------      -------
           Total noninterest expense                                  4,062       4,083       8,164        8,119
                                                                     ------      ------     -------      -------

INCOME BEFORE INCOME TAXES                                              830         920       1,562        2,030

PROVISION FOR INCOME TAXES                                              237         272         418          619
                                                                     ------      ------     -------      -------
NET INCOME                                                              593         648       1,144        1,411
                                                                     ------      ------     -------      -------
OTHER COMPREHENSIVE INCOME
      Change in unrealized gains on securities                          (40)        603         (89)         300
                                                                     ------      ------     -------      -------
COMPREHENSIVE INCOME                                                 $  553      $1,251     $ 1,055      $ 1,711
                                                                     ======      ======     =======      =======

Basic earnings per common share                                      $ 0.80      $ 1.75     $  1.52      $  2.38



               See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)
                                 (In thousands)

                                                                            Three Months               Six Months
                                                                           Ended June 30              Ended June 30
                                                                           -------------              -------------

                                                                        1998          1997          1998          1997
                                                                        ----          ----          ----          ----
Balance, beginning of period                                          $ 28,569      $ 29,143      $ 28,709      $ 29,297

Net income                                                                 593           648         1,144         1,411

Cash dividends ($.45 for the three months ended June 30, 1998             (311)         (341)         (623)         (682)
and $.45 for the three months ended June 30, 1997)

Purchase of Treasury Stock                                                (334)          (67)         (585)         (340)

Net  repurchases  and  distributions  with  ESOP                           881            25           802            25

Change in unrealized gain (loss) on securities available for sale          (40)          603           (89)          300
                                                                      --------      --------      --------      --------

Balance, June 30                                                      $ 29,358      $ 30,011      $ 29,358      $ 30,011
                                                                      ========      ========      ========      ========








               See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (THOUSANDS) (UNAUDITED)                  June 30        June 30
                                                                                1998           1997
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  1,144      $  1,411
Adjustments to reconcile net income to net cash from operating activities:

Depreciation                                                                        557           557
Net (accretion)/amortization                                                        112            83
Additional paid in capital from release of ESOP shares                             (101)         (131)
loss on disposal of fixed assets                                                      4            77
Provision for loan losses                                                           550           200
Loss on other real estate owned                                                      30            39
Change in income taxes                                                             (427)           23
Change in deferred loan fees                                                        (46)          (30)
Change in unearned income                                                             4            63
Change in interest receivable                                                       (17)         (306)
Change in interest payable                                                          (52)           (6)
Change in other assets                                                               50           279
Change in other liabilities                                                      (1,186)         (668)
                                                                               --------      --------
     Net cash provided by operating activities                                      622         1,591
                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and principal repayments of investment
        securities-available for sale                                             8,269         5,874
Proceeds from maturities, calls and principal repayments of investment
        securities-held to maturity                                               1,046         1,421
Purchase of investment securities-available for sale                            (15,078)       (1,887)
Purchase of investment securities-held to maturity                               (1,338)       (1,000)
Increase in short-term investments                                                   (2)           (3)
Change in loans                                                                  (7,771)       (6,931)
Proceeds from sales of loans                                                      2,246         5,285
Recoveries on loans previously charged off                                          232            94
Premises and equipment expenditures                                                (874)       (2,280)
                                                                               --------      --------
        Net cash provided by (used in) investing activities                     (13,270)          573
                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                              36,182        (4,810)
Dividends paid                                                                     (623)         (682)
Change in short-term borrowings                                                 (13,000)      (12,849)
Purchase of treasury stock                                                         (585)         (340)
Change in Federal Home Loan Bank advance                                         (1,000)       23,500
                                                                               --------      --------
        Net cash provided by (used in) financing activities                      20,974         4,819
                                                                               --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           8,326         6,983
                                                                               --------      --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   20,358        20,340
                                                                               --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 28,684      $ 27,323
                                                                               ========      ========

CASH PAID DURING THE YEAR FOR:
Interest                                                                       $  6,309      $  6,417
Income taxes                                                                        590           456



               See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended June 30, 1998 and June 30, 1997 are not necessarily indicative of the operating results for the full year of 1998 or 1997. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at June 30, 1998 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1997.

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------

The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

(Thousands)                                                                Gross       Gross
                                                              Amortized  unrealized  unrealized
                                                                Cost       gains       losses      Fair Value
                                                                ----       -----       ------      ----------
AVAILABLE FOR SALE AT JUNE 30, 1998:
     U. S. Treasury and U. S. Government agency securities     $ 8,947     $  47      $      0      $ 8,994

     FHLMC                                                      10,698       173            (5)      10,866
     FNMA                                                       24,987       200           (20)      25,167
     GNMA                                                        5,021       103            (7)       5,117
                                                               -------     -----      --------      -------
           Total mortgage-backed securities                     40,706       476           (32)      41,150
           Total debt securities                                49,653       523           (32)      50,144
     Equity securities                                           4,024        29                      4,053
                                                               -------     -----      --------      -------
           Total investment securities available for sale      $53,677     $ 552      $    (32)     $54,197
                                                               =======     =====      ========      =======

HELD TO MATURITY AT JUNE 30, 1998:
     U. S. Government agency securities                        $ 1,889     $  56      $      0      $ 1,945
     Obligations of states and political subdivisions           10,849       197            (1)      11,045
                                                               -------     -----      --------      -------
           Total debt securities held to maturity              $12,738     $ 253      $     (1)     $12,990
                                                               =======     =====      ========      =======

AVAILABLE FOR SALE AT DECEMBER 31 1997:
     U. S. Treasury and U. S. Government agency securities     $ 3,965     $  60      $      0      $ 4,025

     FHLMC                                                      13,126       244                     13,370
     FNMA                                                       20,811       229                     21,040
     GNMA                                                        6,048       140                      6,188
                                                               -------     -----      --------      -------
           Total mortgage-backed securities                     39,985       613                     40,598
           Total debt securities                                43,950       673                     44,623
     Equity securities                                           4,020                      (5)       4,015
                                                               -------     -----      --------      -------
           Total investment securities available for sale      $47,970     $ 673      $     (5)     $48,638
                                                               =======     =====      ========      =======

HELD TO MATURITY AT DECEMBER 31, 1997:
     U. S. Government agency securities                        $ 2,040     $ 104      $      0      $ 2,144
     Obligations of states and political subdivisions            9,407       205                      9,612
                                                               -------     -----      --------      -------
           Total debt securities held to maturity              $11,447     $ 309      $      0      $11,756
                                                               =======     =====      ========      =======

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
(CONTINUED)
-----------

The amortized cost and estimated fair value of debt securities at June 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



(Thousands)                                      Amortized     Fair
                                                   Cost        Value
                                                   ----        -----
AVAILABLE FOR SALE:
     Due after one year through five years        $ 6,696     $ 6,728
     Due after five years through ten years           251         252
     Due after ten years                            2,000       2,014
                                                  -------     -------
     Subtotal                                       8,947       8,994
     Mortgage-backed securities                    40,706      41,150
                                                  -------     -------

     Total debt securities available for sale     $49,653     $50,144
                                                  =======     =======

HELD TO MATURITY:

     Due in one year or less                      $ 1,664     $ 1,665
     Due after one year through five years          1,822       1,832
     Due after five years through ten years         6,566       6,755
     Due after ten years                            2,686       2,738
                                                  -------     -------

     Total debt securities held to maturity       $12,738     $12,990
                                                  =======     =======

----------------------------------------------------------------------

NOTE 3 - LOANS  AVAILABLE FOR  SALE AND  HELD  TO  MATURITY
-----------------------------------------------------------

Loans held  to  maturity  are comprised of the following classifications:                  June 30        Dec 31
                                                                                             1998          1997
                                                                                             ----          ----
Commercial                                                                                 $ 74,566      $ 73,177
Real estate mortgage                                                                        129,952       120,345
Installment                                                                                  60,631        64,593
                                                                                           --------      --------
     Total loans  held  to  maturity                                                       $265,149      $258,115
                                                                                           ========      ========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------
The following is an analysis of the activity in the allowance for loan losses account:     June 30        Dec 31
                                                                                             1998          1997
                                                                                             ----          ----


Balance, beginning of period                                                                 $2,702      $  2,435
     Provision charged to expense                                                               550         1,325
     Recoveries                                                                                 232           383
     Loan charge-offs                                                                          (652)       (1,441)
                                                                                             ------      --------
Balance, end of period                                                                       $2,832      $  2,702
                                                                                             ======      ========


NOTE 5 - NONPERFORMING ASSETS:
------------------------------
The following is a summary of nonperforming loans and Other Real Estate Owned (OREO).         June 30       Dec 31
OREO is presented before the allowance for OREO losses:                                        1998          1997
                                                                                               ----          ----

Nonperforming Loans                                                                           $1,249        $1,181
OREO before allowance for OREO losses                                                            128           125
                                                                                               -----        ------
      Total nonperforming assets                                                              $1,377        $1,306
                                                                                              ======        ======

Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At June 30, 1998 there were no impaired loans outstanding.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     --------------------------------------

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

FINANCIAL CONDITION
-------------------

LIQUIDITY
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 1998 cash flows were generated from earnings of $1.144 million and a $36 million increase in deposits. Cash flows were used for a $6.9 million increase in investment securities, a $7 million increase in total loans, $13 million decrease in short term borrowings, and a $1 million decrease in FHLB Advances. The net cash position increased $8.3 million, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at June 30, 1998, Bank has available approximately $77.5 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1997 to June 30, 1998.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     --------------------------------------

CAPITAL RESOURCES
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at June 30, 1998. Stockholders' equity totaled $33.122 million ($3.764 million from ESOP) as of June 30, 1998 compared to $32.757 million ($4.048 million from ESOP) as of December 31, 1997. The change in stockholders' equity during the six months ended June 30,1998 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity, and net income, net of dividends paid. At June 30, 1998, the ratio of stockholders' equity to assets was 8.69% compared to 9.11% at December 31, 1997.

Horizon has selectively purchased shares that became available in the market from time to time. During the six months ended June 30,1998, management purchased 9,756 shares at a cost of $585 thousand.

The decrease in equity received from contributions and dividends to the ESOP and the corresponding increase in additional paid in capital is related to the expiration of the obligation to repurchase ESOP shares that were distributed to participants who exited the plan.

There have been no other material changes in Horizon's capital resources from December 31, 1997 to June 30, 1998.


       MATERIAL CHANGES IN FINANCIAL CONDITION - JUNE 30, 1998 COMPARED TO
       -------------------------------------------------------------------
                                DECEMBER 31, 1997
                                -----------------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

As of April 1, 1998, Horizon's wholly owned subsidiary, Horizon Bank, N.A. consummated the acquisition of the assets of Phoenix Insurance Services, Inc. (Phoenix). Phoenix is an independent insurance agency offering a full line of commercial and personal insurance products, located in LaPorte county, Indiana.

As of July 1, 1998, Horizon's wholly owned subsidiary, Horizon Bank, N.A. consummated the acquisition of the assets of the Trowbridge Insurance Agency. Trowbridge is an independent insurance agency offering a full line of commercial and personal insurance products, located in Porter county, Indiana.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     --------------------------------------

On June 30, 1998, noninterest bearing deposits increased approximately $30 million and certificates of deposits decreased by a like amount. These changes are primarily related to one municipal deposit account that traditionally redeems a large amount of certificates of deposits at mid year. Noninterest bearing deposits and certificates of deposits returned to normal levels in mid June, 1998.

As of June 30, 1998, the Employee Stock Ownership Plan (ESOP) owned 34.02% of the outstanding shares of Horizon and is subject to regulation and review by the Federal Reserve Bank as a bank holding company. Also, shares owned in the ESOP are subject to the voting decisions of the individual employees and are not otherwise voted by management. Through their Visions and Values document, the employees have indicated that it is their intent to maintain their ownership in Horizon as an independent community bank. They are committed to doing those things necessary to make it a strong financial institution which brings high value to its stakeholders - its customers, shareholders, employees and communities. Horizon Bancorp articles of incorporation require the affirmative vote of the holders of not less the 70% of the outstanding common stock of the Corporation to approve any merger or consolidation of the Corporation with or into any other corporation which: (i) is not recommended by the vote of 70% of the Corporation's directors; or (ii) is proposed by a person, whether an individual, partnership, corporation, group, or otherwise, who separately or in association with one or more other persons holds at the date of the proposal 10% or more of the then outstanding common stock of the Corporation and such proposal does not offer to all shareholders of the Corporation consideration for their shares which is at least equal to the highest percent over book value paid by such person for the shares of the Corporation held by it at the date of the proposal. All other business combinations will require the affirmative vote of a majority of the outstanding common stock of the Corporation. This Article shall not be altered, amended or repealed except by an affirmative vote of at least seventy percent (70%) of the total number of shares of the Corporation entitled to vote on such matter.

There have been no other material changes in the financial condition of Horizon from December 31, 1997 to June 30, 1998.


                              RESULTS OF OPERATIONS
                              ---------------------

      MATERIAL CHANGES IN RESULTS OF OPERATIONS - JUNE 30, 1998 COMPARED TO
      ---------------------------------------------------------------------
                                  JUNE 30, 1997
                                  -------------

During the six months ended June 30, 1998 earnings totaled $1.144 million or $1.52 per share compared to $1.411 million or $2.38 per share for the same period in 1997.

Net interest income was $7.152 million for the six months ended June 30, 1998 compared to $7.999 million for the same period 1997. The decline in net interest income is related to a combination of rate and volume in the installment loan portfolio and rate in the mortgage portfolio.

Total noninterest income for the six months ended June 30, 1998 increased $424 thousand or 20% from the same period in 1997. The largest component of the change was in the service charge income which increased $312 thousand or 38% from the same period in 1997. This increase is primarily related to service charges on ATM transactions.

Noninterest expense increased $45 thousand or 1% to $8.164 million for the six months ended June 30, 1998, compared to the same period in 1997.

There have been no other material changes in the results of operations of Horizon from June 30, 1997 to June 30, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------
                     For the six months ended June 30, 1998


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


                                  HORIZON BANCORP


8/13/98                          /s/ LARRY E. REED
-------------------------        -----------------------------------------------
Date:                            BY: Larry E. Reed
                                     Chairman and Chief Executive Officer

8/13/98                          /s/ DIANA E. TAYLOR
-------------------------        ----------------------------------------------
Date:                            BY: Diana E. Taylor
                                      Vice President and Chief Financial Officer