Form 10-Q
period 1998-09-30
HORIZON BANCORP /IN/
filed 1998-11-16
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998 commission file number 0-10792
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
      (State or other jurisdiction of incorporation or                        (I. R. S. Employer Identification No.)
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

                           672,802 at October 31, 1998
                           ---------------------------

                                 HORIZON BANCORP

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


    ITEM 1. FINANCIAL INFORMATION REQUIRED BY RULE 10-01 OF REGULATION S-X IS
    -------------------------------------------------------------------------
                 INCLUDED IN THIS FORM 10-Q AS REFERENCED BELOW
                 ----------------------------------------------

                           FINANCIAL STATEMENTS                                 PAGE
                           --------------------                                 ----
 Consolidated Balance Sheet (Unaudited)                                           1

 Consolidated Statement of Income (Unaudited)                                     2

 Condensed Consolidated Statement of Changes                                      3
 in Stockholders' Equity (Unaudited)

 Consolidated Statement of Cash Flows (Unaudited)                                 4

 Notes to the Consolidated Financial Statements (Unaudited)                    5 - 11

CONSOLIDATED BALANCE SHEET (THOUSANDS) (UNAUDITED)

                                                                                                     Sept 30     Dec 31
                                                                                                      1998         1997
                                                                                                      ----         ----
ASSETS
Cash and cash equivalents
       Cash and due from banks                                                                         $12,587      $19,506
       Money market investment                                                                             507          852
        Federal funds sold                                                                               1,350            0
                                                                                                    -----------  -----------
         Total cash and cash equivalents                                                                14,444       20,358
Short-term investments-interest-bearing balances in banks                                                  223          219
Investment securities available for sale,  net                                                          62,809       48,638
Investment securities held to maturity,
     (Estimated market value of $13,141 September 30, 1998 and                                          12,741       11,447
     $11,756 December 31,1997)
Loans held for sale                                                                                                   2,119
Total loans                                                                                            271,467      258,115
Allowance for loan losses                                                                               (2,860)      (2,702)
                                                                                                    -----------  -----------
     Net loans                                                                                         268,607      255,413

Premises and equipment, net                                                                             16,850       16,144
Accrued interest receivable                                                                              2,251        2,264
Other assets                                                                                             4,658        3,149
                                                                                                    -----------  -----------
        Total assets                                                                                  $382,583     $359,751
                                                                                                    ===========  ===========

LIABILITIES
Deposits
     Noninterest-bearing                                                                               $52,981      $61,474
     Interest-bearing                                                                                  235,998      202,939
                                                                                                    -----------  -----------
        Total deposits                                                                                 288,979      264,413
Short-term borrowings                                                                                    7,550       16,000
Federal Home Loan Bank Advances                                                                         50,000       42,000
Accrued interest payable                                                                                   778          674
Other liabilities                                                                                        3,001        3,907
                                                                                                    -----------  -----------
        Total liabilities                                                                              350,308      326,994
                                                                                                    -----------  -----------

Commitments and contingencies

Equity received from contributions and dividends to the ESOP                                             3,736        4,048

STOCKHOLDERS' EQUITY
Common stock: $1 stated value, 5,000,000 shares authorized and
     1,034,428 shares issued, less  ESOP shares of 292,960 at September 30, 1998 and                       742          720
     307,538 at December 31, 1997.
Additional paid-in capital                                                                               8,694        7,763
Retained earnings                                                                                       24,939       24,355
Unrealized gain/loss on securities available for sale (net of tax)                                         310          400
Less treasury stock, at cost - 173,223 shares at September 30, 1998 and 146,263 shares at
     December 31, 1997.                                                                                 (6,146)      (4,529)
                                                                                                    -----------  -----------
        Total stockholders' equity                                                                      28,539       28,709
                                                                                                    -----------  -----------
        Total liabilities and stockholder's equity                                                    $382,583     $359,751
                                                                                                    ===========  ===========

               See notes to the consolidated financial statements.

            CONSOLIDATED STATEMENTS OF INCOME (THOUSANDS) (UNAUDITED)

                                                                      Three Months               Nine Months
                                                                      Ended Sept 30             Ended Sept 30
                                                                      -------------             -------------

                                                                     1998         1997         1998        1997
                                                                     ----         ----         ----        ----
INTEREST INCOME
     Interest and fees on loans                                    $  6,043    $  6,214    $ 17,952    $ 18,476
     Interest and dividends on investments
        Taxable                                                         994       1,058       2,929       3,199
        Nontaxable                                                      114         104         333         323
                                                                   --------    --------    --------    --------
           Total interest income                                      7,151       7,376      21,214      21,998
                                                                   --------    --------    --------    --------

INTEREST EXPENSE
      Interest on deposits                                            2,657       2,614       7,700       7,794
      Interest on Federal funds purchased and other
       short term borrowings                                             93          22         210         107
      Interest on Federal Home Loan Bank advances                       713         681       1,914       1,839
                                                                   --------    --------    --------    --------
           Total interest expense                                     3,463       3,317       9,824       9,740
                                                                   --------    --------    --------    --------

NET INTEREST INCOME                                                   3,688       4,059      11,390      12,258
PROVISION FOR LOAN LOSSES                                               225         765         775         965
                                                                   --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   3,463       3,294      10,615      11,293
                                                                   --------    --------    --------    --------

NONINTEREST INCOME
     Service charges on deposits                                        581         506       1,711       1,324
     Fiduciary income                                                   523         582       1,652       1,755
     Insurance agency income                                            205                     257
     Other income                                                       146         212         409         371
                                                                   --------    --------    --------    --------
           Total noninterest income                                   1,455       1,300       4,029       3,450
                                                                   --------    --------    --------    --------

NONINTEREST EXPENSE
     Salaries and employee benefits                                   2,246       1,986       6,453       6,052
     Occupancy expense of Company premises, net of rental income        399         323       1,023         928
     Data processing and equipment expenses                             486         548       1,580       1,630
     Loss on other real estate owned and repossessed collateral          10           0          40          39
     Loss on disposal of fixed assets                                    28         225          28         225
     Other expenses                                                   1,167       1,207       3,376       3,534
                                                                   --------    --------    --------    --------
           Total noninterest expense                                  4,336       4,289      12,500      12,408
                                                                   --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                              582         305       2,144       2,335
PROVISION FOR INCOME TAXES                                              212           7         630         626
                                                                   --------    --------    --------    --------
NET INCOME                                                              370         298       1,514       1,709
                                                                   --------    --------    --------    --------

OTHER COMPREHENSIVE INCOME
      Change in unrealized gains on securities                           (1)        (21)        (90)        279
                                                                   --------    --------    --------    --------
COMPREHENSIVE INCOME                                               $    369    $    277    $  1,424    $  1,988
                                                                   ========    ========    ========    ========

Basic earnings per common share                                    $   0.54    $   0.42    $   2.19    $   2.39

               See notes to the consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)
                                 (In thousands)

                                                                           Three Months                     Nine Months
                                                                           Ended Sept 30                    Ended Sept 30
                                                                           -------------                    -------------


                                                                         1998            1997            1998            1997
                                                                         ----            ----            ----            ----
Balance, beginning of period                                         $     29,358    $     30,011    $     28,709    $     29,297

Net income                                                                    370             298           1,514           1,709

Cash dividends ($.45 for the three months ended September 30, 1998           (307)           (274)           (930)           (956)
  and $.45 for the three months ended September 30, 1997)

Purchase of Treasury Stock                                                 (1,032)           (705)         (1,617)         (1,045)

Net  repurchases  and  distributions  with  ESOP                              151            (505)            953            (480)

Change in unrealized gain (loss) on securities available for sale              (1)            (21)            (90)            279
                                                                     ------------    ------------    ------------    ------------

Balance, September 30                                                $     28,539    $     28,804    $     28,539    $     28,804
                                                                     ============    ============    ============    ============


               See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (THOUSANDS) (UNAUDITED)                  Sept 30     Sept 30
                                                                                1998        1997
                                                                                ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  1,514    $  1,709
Adjustments to reconcile net income to net cash from operating activities:
Depreciation                                                                      849         829
Net (accretion)/amortization                                                      163         118
Additional paid in capital from release of ESOP shares                           (149)        127
Loss on disposal of fixed assets                                                   28         225
Provision for loan losses                                                         775         965
Loss on other real estate owned                                                    40          39
Change in income taxes                                                           (368)         23
Change in deferred loan fees                                                      (55)        (46)
Change in unearned income                                                         (88)         36
Change in interest receivable                                                      13         (35)
Change in interest payable                                                        104          97
Change in other assets                                                           (405)       (373)
Change in other liabilities                                                      (906)       (747)
                                                                             --------    --------
     Net cash provided by operating activities                                  1,515       2,967
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and principal repayments of investment
        securities-available for sale                                          13,469       9,094
Proceeds from maturities, calls and principal repayments of investment                          0
        securities-held to maturity                                             1,287       2,343
Purchase of investment securities-available for sale                          (27,864)     (1,887)
Purchase of investment securities-held to maturity                             (2,597)     (1,235)
Increase in short-term investments                                                 (4)         (4)
Change in loans                                                               (14,483)     (3,041)
Purchase of loans                                                                          (1,379)
Proceeds from sales of loans                                                    2,481      11,403
Recoveries on loans previously charged off                                        295         175
Premises and equipment expenditures                                            (1,582)     (3,167)
                                                                             --------    --------
        Net cash provided by (used in) investing activities                   (28,998)     12,302
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                            24,566      (6,951)
Dividends paid                                                                   (930)       (956)
Change in short-term borrowings                                                (8,450)    (12,849)
Purchase of treasury stock                                                     (1,617)     (1,045)
Change in Federal Home Loan Bank advance                                        8,000       3,500
                                                                             --------    --------
        Net cash provided by (used in) financing activities                    21,569     (18,301)
                                                                             --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (5,914)     (6,746)
                                                                             --------    --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 20,358      20,340
                                                                             --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 14,444    $ 13,594
                                                                             ========    ========

CASH PAID DURING THE YEAR FOR:
Interest                                                                     $  9,928       9,705
Income taxes                                                                      590         411


               See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended September 30, 1998 and September 30, 1997 are not necessarily indicative of the operating results for the full year of 1998 or 1997. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at September 30, 1998 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1997.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
The amortized cost and estimated fair value of investment securities available for sale and held to maturity are as follows:

 (Thousands)                                                                              Gross         Gross
                                                                         Amortized      unrealized    unrealized
                                                                            Cost          gains         losses        Fair Value
 AVAILABLE FOR SALE AT SEPTEMBER 30, 1998:
      U. S. Treasury and U. S. Government agency securities                 $12,946            $54             $0        $13,000

      FHLMC                                                                   9,976            201              0         10,177
      FNMA                                                                   22,301            227              0         22,528
      GNMA                                                                   12,695             86            (11)        12,770
                                                                        ------------   ------------  -------------  -------------
            Total mortgage-backed securities                                 44,972            514            (11)        45,475
            Total debt securities                                            57,918            568            (11)        58,475
      Equity securities                                                       4,374             35            (75)         4,334
                                                                        ------------   ------------  -------------  -------------
            Total investment securities available for sale                  $62,292           $603          $ (86)       $62,809
                                                                        ============   ============  =============  =============

 HELD TO MATURITY AT SEPTEMBER 30, 1998:
      U. S. Government agency securities                                     $1,825            $81             $0         $1,906
      Obligations of states and political subdivisions                       10,916            322             (3)        11,235
                                                                        ------------   ------------  -------------  -------------
            Total debt securities held to maturity                          $12,741           $403           $ (3)       $13,141
                                                                        ============   ============  =============  =============

 AVAILABLE FOR SALE AT DECEMBER 31 1997:
      U. S. Treasury and U. S. Government agency securities                  $3,965            $60             $0         $4,025

      FHLMC                                                                  13,126            244                        13,370
      FNMA                                                                   20,811            229                        21,040
      GNMA                                                                    6,048            140                         6,188
                                                                        ------------   ------------  -------------  -------------
            Total mortgage-backed securities                                 39,985            613                        40,598
            Total debt securities                                            43,950            673                        44,623
      Equity securities                                                       4,020                            (5)         4,015
                                                                        ------------   ------------  -------------  -------------
            Total investment securities available for sale                  $47,970           $673           $ (5)       $48,638
                                                                        ============   ============  =============  =============

 HELD TO MATURITY AT DECEMBER 31, 1997:
      U. S. Government agency securities                                     $2,040           $104             $0         $2,144
      Obligations of states and political subdivisions                        9,407            205                         9,612
                                                                        ------------   ------------  -------------  -------------
            Total debt securities held to maturity                          $11,447           $309             $0        $11,756
                                                                        ============   ============  =============  =============

----------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
----------------------------------------------------------------------
(CONTINUED)
-----------
The amortized cost and estimated fair value of debt securities at September 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 (Thousands)                                                                   Amortized            Fair
                                                                                  Cost              Value
                                                                                  ----              -----

 AVAILABLE FOR SALE:
      Due after one year through five years                                         $6,696            $6,746
      Due after five years through ten years                                         4,250             4,254
      Due after ten years                                                            2,000             2,000
                                                                               ------------      ------------
      Subtotal                                                                      12,946            13,000
      Mortgage-backed securities                                                    44,972            45,475
                                                                               ------------      ------------

      Total debt securities available for sale                                     $57,918           $58,475
                                                                               ============      ============

 HELD TO MATURITY:

      Due in one year or less                                                       $2,475            $2,485
      Due after one year through five years                                          3,208             3,289
      Due after five years through ten years                                         5,377             5,634
      Due after ten years                                                            1,681             1,733
                                                                               ------------      ------------

      Total debt securities held to maturity                                       $12,741           $13,141
                                                                               ============      ============

----------------------------------------------------------------------
NOTE 3 - LOANS  AVAILABLE FOR  SALE AND  HELD  TO  MATURITY
-----------------------------------------------------------



 Loans held  to  maturity  are comprised of the following classifications:                              Sept 30        Dec 31
                                                                                                          1998          1997
                                                                                                          ----          ----
 Commercial                                                                                                $74,104       $73,177
 Real estate mortgage                                                                                      136,580       120,345
 Installment                                                                                                60,783        64,593
                                                                                                      ------------- -------------
      Total loans  held  to  maturity                                                                     $271,467      $258,115
                                                                                                      ============= =============
NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------
 The following is an analysis of the activity in the allowance for loan losses account:                  Sept 30       Dec 31
                                                                                                           1998         1997
                                                                                                           ----         ----
 Balance, beginning of period                                                                               $2,702        $2,435
      Provision charged to expense                                                                             775         1,325
      Recoveries                                                                                               295           383
      Loan charge-offs                                                                                        (912)       (1,441)
                                                                                                        -----------  ------------
 Balance, end of period                                                                                     $2,860        $2,702
                                                                                                       ===========  ============

NOTE 5 - NONPERFORMING ASSETS:
------------------------------
 The following is a summary of nonperforming loans and Other Real Estate Owned (OREO).                   Sept 30       Dec 31
 OREO is presented before the allowance for OREO losses:                                                   1998         1997
                                                                                                           ----         ----
 Nonperforming Loans                                                                                          $680        $1,181
 OREO before allowance for OREO losses                                                                         155           125
                                                                                                        -----------  ------------
      Total nonperforming assets                                                                              $835        $1,306
                                                                                                        ===========  ============

Horizon adopted Statement of Financial Accounting Standards FAS 114 "Accounting by Creditors for Impairment of a Loan" as of January 1, 1995. At September 30, 1998 there were no impaired loans outstanding.


NOTE 6 - SUBSEQUENT EVENTS
--------------------------
On October 20, 1998, the Board of Directors of Horizon Bancorp and Horizon Bank terminated the employment of the President and Chief Administrative Officer of Horizon Bancorp and Horizon Bank. This individual was a party to an employment contract dated January 1, 1997 which was filed as an exhibit to the December 31, 1996 Form 10-K. The severance benefits required under this contract were paid on November 3, 1998 and totaled approximately $610 thousand.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  --------------------------------------------

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

FINANCIAL CONDITION
-------------------

LIQUIDITY
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 1998 cash flows were generated from earnings of $1.514 million, a $25 million increase in deposits and an $8 million increase in FHLB Advances. Cash flows were used for a $15 million increase in investment securities, an $11 million increase in total loans, and a $9 million decrease in short term borrowings. The net cash position decreased $5 million, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at September 30, 1998, Bank has available approximately $70.5 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1997 to September 30, 1998.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  --------------------------------------------

CAPITAL RESOURCES
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at September 30, 1998. Stockholders' equity totaled $32.275 million ($3.736 million from ESOP) as of September 30, 1998 compared to $32.757 million ($4.048 million from ESOP) as of December 31, 1997. The change in stockholders' equity during the nine months ended September 30,1998 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity, and net income, net of dividends paid. At September 30, 1998, the ratio of stockholders' equity to assets was 8.44% compared to 9.11% at December 31, 1997.

Horizon has selectively purchased shares that became available in the market from time to time. During the nine months ended September 30,1998, management purchased 26,960 shares at a cost of $1.617 million.

The decrease in equity received from contributions and dividends to the ESOP and the corresponding increase in additional paid in capital is related to the expiration of the obligation to repurchase ESOP shares that were distributed to participants who exited the plan.

There have been no other material changes in Horizon's capital resources from December 31, 1997 to September 30, 1998.


    MATERIAL CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 1998 COMPARED TO
    ------------------------------------------------------------------------
                                DECEMBER 31, 1997
                                -----------------

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

As of September 30, 1998, the Employee Stock Ownership Plan (ESOP) owned 34.02% of the outstanding shares of Horizon and is subject to regulation and review by the Federal Reserve Bank as a bank holding company. Also, shares owned in the ESOP are subject to the voting decisions of the individual employees and are not otherwise voted by management. Through their Visions and Values document, the employees have indicated that it is their intent to maintain their ownership in Horizon as an independent community bank. They are committed to doing those things necessary to make it a strong financial institution which brings high value to its stakeholders - its customers, shareholders, employees and communities. Horizon Bancorp articles of incorporation require the affirmative vote of the holders of not less the 70% of the outstanding common stock of the Corporation to approve any merger or consolidation of the Corporation with or into any other corporation which: (i) is not recommended by the vote of 70% of the Corporation's directors; or (ii) is proposed by a person, whether an individual, partnership, corporation, group, or otherwise, who separately or in association with one or more other persons holds at the date of the proposal 10% or more of the then outstanding common stock of the Corporation and such proposal does not offer to all shareholders of the Corporation consideration for their shares which is at least equal to the highest percent over book value paid by such person for the shares of the Corporation held by it at the date of the proposal. All other business combinations will require the affirmative vote of a majority of the outstanding common stock of the Corporation. This Article shall not be altered, amended or repealed except by an affirmative vote of at least seventy percent (70%) of the total number of shares of the Corporation entitled to vote on such matter.

There have been no other material changes in the financial condition of Horizon from December 31, 1997 to September 30, 1998.


                              RESULTS OF OPERATIONS
                              ---------------------

   MATERIAL CHANGES IN RESULTS OF OPERATIONS - SEPTEMBER 30, 1998 COMPARED TO
   --------------------------------------------------------------------------
                               SEPTEMBER 30, 1997
                               ------------------

During the nine months ended September 30, 1998 earnings totaled $1.514 million or $2.19 per share compared to $1.709 million or $2.39 per share for the same period in 1997.

Net interest income was $11.390 million for the nine months ended September 30, 1998 compared to $12.258 million for the same period 1997. The decline in net interest income is related primarily to volume in the loan portfolio, rate in the investment portfolio and the change in the mix of the deposit portfolio resulting in more higher interest bearing products.

Total noninterest income for the nine months ended September 30, 1998 increased $579 thousand or 17% from the same period in 1997. The largest component of the change was in the service charge income which increased $387 thousand or 29% from the same period in 1997. This increase is primarily related to service charges on ATM transactions.

Noninterest expense increased $92 thousand or .7% to $12.5 million for the nine months ended September 30, 1998, compared to the same period in 1997.

There have been no other material changes in the results of operations of Horizon from September 30, 1997 to September 30, 1998.

                                    YEAR 2000
                                    ---------

Horizon began it's Year 2000 ("Y2K") planning and evaluation process in 1997 and developed a plan to address Y2K compliance. A project team was formed and began meeting in September 1997. The systems within the Company have been reviewed and each system assigned a rating of mission critical or non-mission critical.

Eight critical vendors were identified that provide hardware and software in order to operate the core data processing systems utilized by the Company. The core data processing systems of the Bank and The Loan Store, and the machines on which they reside, were brought Y2K compliant and tested during the third quarter of 1998. The Y2K compliant version of the core data processing system of the Bank's wholly owned subsidiary IMS Investment Management, N.A. was received from the vendor in the 3rd quarter of 1998 and will be installed and tested during the 4th quarter of 1998. The Y2K compliant version of the core data processing system of Phoenix Insurance was received during the 3rd quarter of 1998 and will be installed and tested during the 4th quarter of 1998.

The Bank also utilizes four outside vendor to interface information into the core data processing systems. Two of these vendors have certified that they are Y2K compliant, one will be compliant by December 31, 1998 and one vendor was unable to become compliant on a timely basis. The Bank is converting to another vendor for this service as of January 1, 1999.

The Bank's large loan customers have been contacted regarding their readiness for the Year 2000 to determine if the Company has significant risk or exposure due to potential problems of customers related to the Year 2000. Information is being gathered on the majority of these customer and evaluated on an ongoing basis. These customer's will be monitored on a consistent basis through the Year 2000.

The costs associated with Y2K are anticipated to be approximately $280,000. This does not include upgrades to systems that would have been replaced in the normal upgrade processes. Approximately 70% of these costs have been incurred to date.

The major risks of Horizon's Y2K issues are its ability to provide consistent daily processing of customer information and the soundness of Horizon's loan portfolio. Horizon is managing this risk by performing extensive analysis and testing to identify potential problem areas for its systems and throughout its customer base. In order to obtain assistance in this analysis, Horizon hired a consultant to perform an assessment report regarding Horizon's Y2K preparedness and testing strategies.

Horizon's contingency plans consist primarily of manual processing of the core data in the event that the core data processing system is not operable during the effected time frames.

                           PART II - OTHER INFORMATION
                           ---------------------------
                  For the nine months ended September 30, 1998

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
     a.  Financial Data Schedule
     b. Form 8-K dated October 20, 1998 was filed with reference to the termination of the President and Chief Administrative Officer.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HORIZON BANCORP

 11/13/98                      /s/ Larry E. Reed
 ------------------            -----------------------------------------------------------
 Date:                         BY: Larry E. Reed
                                   Chairman and Chief Executive Officer

 11/13/98                      /s/ Diana E. Taylor
 ------------------            -----------------------------------------------------------
 Date:                         BY: Diana E. Taylor
                                   Senior Vice President and Chief Financial Officer