Form 10-K405
period 1998-12-31
HORIZON BANCORP /IN/
filed 1999-03-22
CIK 706129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from
Commission file number 0-10792
                       -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)
                    INDIANA                         35-1562417
       -----------------------------       ----------------------------
       State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization                         Identification No.)

        515 Franklin St., Michigan City, Indiana              46360
        ----------------------------------------    ---------------------
        (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code 219-879-0211
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
                  None
              --------------           -----------------------

           Securities registered pursuant to Section 12(g) of the Act:

   Common stock, no par value, 677,804 shares outstanding at January 31, 1999
   --------------------------------------------------------------------------
                                (Title of class)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K X .
          ---

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the bid price of such stock on January 31, 1999 was $27,215,000.

                  Documents Incorporated by Reference
                  -----------------------------------

                                         Part of Form 10-K into which
      Document                        portion of document is incorporated
      --------                        -----------------------------------


Portions of the Registrant's 1998                     I, II,  VI
annual report to shareholders

Portions of the Registrant's                                  III
proxy statement to be filed for
its May 27, 1999 annual meeting
of shareholders

Except as provided in Part I, Part II and Part III, no part of the Registrant's 1998 annual report to shareholders or proxy statement shall be deemed incorporated herein by this reference or to be filed with the Securities and Exchange Commission for any purposes.

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

On October 1, 1986 the Registrant issued 399,340 shares of its common stock in exchange for all of the common stock of Citizens Michiana Financial Corporation in connection with mergers of such companies and their subsidiaries. Subsequent to the merger, the Registrant remains a one-bank holding company with a wholly-owned subsidiary, Horizon Bank, N.A. (Bank) and Bank's wholly-owned subsidiaries, IMS Investment Management, N.A. (IMS) and Phoenix Insurance Services, Inc. (Phoenix) and non-bank subsidiaries, HBC Insurance Group (Insurance Company) and The Loan Store, Inc., (Loan Store).

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
The Registrant, Bank and its subsidiaries are engaged in the commercial and retail banking business, investment management services, commercial and personal property and casualty insurance services, retail lending and insurance credit life sales. Refer to Item 1(e) and Item 6 for information pertaining to Registrant's banking business.

(c) NARRATIVE DESCRIPTION OF BUSINESS
The Registrant's business is that incident to its 100% ownership of Bank, Loan Store and the Insurance Company. The main source of funds for the Registrant is dividends from Bank. Bank was chartered as a national bank association in 1873 and has operated continuously since that time. Bank , whose deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, is a full-service commercial bank offering a broad range of commercial and retail banking services, corporate and individual trust and agency services, commercial and personal property and casualty insurance services and other services incident to banking. Bank maintains four facilities located within LaPorte County, Indiana and four facilities located in Porter County, Indiana. At December 31, 1998, Bank had total assets of $408,443,000 and total deposits of $322,401,000. Aside from the stock of Bank, Insurance Company and Loan Store, the Registrant's only other significant assets are cash and cash equivalents totaling approximately $2,007,000, investment securities totaling approximately $377,000 and taxes receivable of approximately $287,000 at December 31, 1998.

The business of the Registrant, Bank, IMS, Phoenix, Insurance Company and Loan Store is not seasonal to any material degree.

No material part of the Registrant's business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Registrant. Revenues from loans accounted for 71% in 1998, 72% in 1997, and 68% in 1996 of the total consolidated revenue. Revenues from investment securities accounted for 13% in 1998, 14% in 1997 and 15% in 1996 of total consolidated revenue.

The Registrant has no employees and there are approximately 198 full and part-time persons employed by Bank, IMS and Loan Store as of December 31, 1998.

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

The Insurance Company offers credit life and accident and health insurance. The Loan Store, Inc. is engaged in the business of retail lending and operates three facilities in Northwest Indiana. The net income generated from the Insurance Company and the Loan Store are not significant to the overall operations of the Registrant.

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

The Registrant, Bank, IMS, Phoenix, Insurance Company and Loan Store are "affiliates" within the meaning of the Federal Reserve Act. The Federal Reserve Act and the Federal Deposit Insurance Act limit the amount of the Bank's loans or extensions of credit to affiliates, its investments in the stock or other securities thereof, and its taking of such stock or securities as collateral for loans to any borrower.

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

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
    EXPORT SALE
       None

(e) STATISTICAL DISCLOSURES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

        Information required by this section of Securities Act Industry Guide 3 is presented in Management's Discussion and Analysis Section of the Corporation's 1998 Annual Report to Shareholders.

II. INVESTMENT PORTFOLIO

(A) The following is a schedule of the book value of investment securities available for sale and held to maturity at December 31, 1998, 1997 and 1996:



          (in thousands)                                                        1998               1997              1996
          AVAILABLE FOR SALE
          U.S. Treasury and U.S. Government agencies and corporations            $12,568             $3,965            $4,965
          Mortgage-backed securities                                              41,167             39,985            49,683
          Other securities                                                         4,289              4,020             4,248
          Unrealized gain/(loss)                                                     561                668               145
                                                                      --------------------------------------------------------
          Total investment securities available for sale                         $58,585            $48,638           $59,041
                                                                      ========================================================

          HELD TO MATURITY
          U.S. Treasury and U.S. Government agencies and corporations             $1,630             $2,040            $2,793
          Obligations of states and political subdivisions                        10,116              9,407            10,017
                                                                      --------------------------------------------------------
          Total investment securities held to maturity                           $11,746            $11,447           $12,810
                                                                      ========================================================

          Total investment securities available for sale and held
              to maturity                                                        $70,331            $60,085           $71,851
                                                                      ========================================================


(B) The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 1998:



                                                 One year or less       After one year       After five years      After ten years
                                                                      through five years     through ten years
 (Thousands)                                   Amount      Yield      Amount      Yield      Amount     Yield     Amount     Yield
                                              ------------------------------------------------------------------------------------
 AVAILABLE FOR SALE
 U.S. Treasury and U.S. Government agency       $7,171      6.13%      $5,474      6.18%
 securities(1)
 Other securities                                4,350      6.90%
 Mortgage-backed securities (2)                    434      5.64%       6,589      5.97%      4,506     6.69%     30,061     6.34%
                                           ---------------------------------------------------------------------------------------
 Total                                         $11,955      6.39%     $12,063      6.07%     $4,506     6.69%    $30,061     6.34%

 HELD TO MATURITY
 U.S. Government agency securities              $1,630      7.67%
 Obligations of states and political             1,670      4.77%       2,325      5.30%      6,121     4.96%
 subdivisions
                                           ---------------------------------------------------------------------------------------
 Total                                          $3,300      6.20%      $2,325      5.30%     $6,121     4.96%         $0     0.00%
 Total investment securities available for     $15,255      6.35%     $14,388      5.94%    $10,627     5.69%    $30,061     6.34%
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

(C) Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated stockholders' equity of the Registrant at December 31, 1998.


III. LOAN PORTFOLIO

(A) Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.


          (Thousands)                                     1998            1997            1996            1995            1994
                                                    --------------------------------------------------------------------------------
          Commercial, financial, agricultural and         $76,682         $73,177         $75,460         $66,125         $67,177
          commercial tax-exempt loans
          Real estate mortgage loans                      152,390         120,345         133,739         119,739         105,512
          Installment loans                                61,274          64,593          62,277          55,798          50,933
                                                    --------------------------------------------------------------------------------
          Total loans                                    $290,346        $258,115        $271,476        $241,662        $223,622
                                                    ================================================================================


(B) Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage and installment loans, as of December 31, 1998:



          Maturing or repricing (thousands)               One year or     One through     After five         Total
                                                             less         five years        years
                                                    -----------------------------------------------------------------
          Commercial, financial, agricultural              $33,203         $36,528         $6,951           $76,682
          and commercial tax-exempt loans



         The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


          (Thousands)                                 Fixed Rate     Variable Rate
                                                    --------------------------------
          Total commercial, financial,                  $29,171         $14,308
          agricultural, and commercial
          tax-exempt loans due after one year


  (C)    Risk Elements

       1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.


          December 31 (thousands)                               1998            1997           1996           1995           1994
                                                      ----------------------------------------------------------------------------
          (a) Loans accounted for on a nonaccrual                $64            $319           $316           $668         $2,794
          basis

          (b) Accruing loans which are                           830             862            682            533            474
          contractually past due 90 days or more
          as to interest and principal payments

          (c) Loans not included in (a) or (b)
           which are "Troubled Debt
           Restructuring's" as defined by SFAS
           No. 15
                                                      ----------------------------------------------------------------------------
                 Totals                                         $894          $1,181           $998         $1,201         $3,268
                                                      ============================================================================


         The decrease in nonaccrual loans in 1995 is primarily due to three loans which were returned to an accruing basis. These loans had sustained required payment performance over the last six months or longer.
                                                                               7

          (Thousands)
          Gross interest income that would have been              $64
          recorded on nonaccrual loans outstanding as of December 31, 1998 in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.

          Interest income actually recorded on                      0
          nonaccrual loans outstanding as of
          December 31, 1998 and included in net
          income for the period.

          Interest income not recognized during the               $64
          period on nonaccrual loans outstanding as of December 31, 1998.



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

    2.  Potential Problem Loans

         Loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms, and not included in
         Section 1 above, amount to $341,000 at December 31, 1998. Loan customers included in this category are having financial difficulties at the present time and may need adjustments in their repayment terms. Payments are anticipated or collateral or guarantees are available to reduce any possible loss. These loans and potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Section 1 above. Management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

    3.   Foreign outstandings

         None

    4.   Loan Concentrations

         As of December 31, 1998 there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in Item III above.

(D)      Other Interest-Bearing Assets

         Other than $133,000 held as other real estate owned, net of allowance, there are no other interest-bearing assets as of December 31, 1998 which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.


IV.  SUMMARY OF LOAN LOSS EXPERIENCE

(A) The following is an analysis of the activity in the allowance for loan losses account:



 (Thousands)                                                        1998           1997          1996           1995        1994
                                                             -----------------------------------------------------------------------
 LOANS
 Loans outstanding at the end of the period (1)                     290,346        258,115       271,476        241,662     223,622
 Average loans outstanding during the period (1)                    268,209        269,348       256,580        226,198     218,053
      (1) Net of unearned income and deferred loan fees


 ALLOWANCE FOR LOAN LOSSES                               1998            1997            1996           1995            1994
                                                   -------------------------------------------------------------------------------
 Balance at beginning of the period                         $2,702          $2,435          $2,777         $2,555          $2,310
 Loans charged-off:
   Commercial and agricultural  loans                          (39)            (56)            (11)           (45)
   Real estate mortgage loans                                   (2)             (1)            (14)           (17)
   Installment loans                                        (1,275)         (1,384)           (532)          (231)           (221)
                                                            -------         -------           -----          -----           -----
 Total loans charged-off                                    (1,316)         (1,441)           (557)          (293)           (221)
 Recoveries of loans previously charged-off:
   Commercial and agricultural  loans                            3              50              27            358             143
   Real estate mortgage loans                                    3                                              8
   Installment loans                                           395             333             122            149             158
                                                               ---             ---             ---            ---             ---
 Total loan recoveries                                         401             383             149            515             301
 Net loans (charged-off)/recovered                            (915)         (1,058)           (408)           222              80
 Provision charged to operating expense                      1,000           1,325              66                            165
                                                   -------------------------------------------------------------------------------
 Balance at the end of the period                           $2,787          $2,702          $2,435         $2,777          $2,555
                                                   ===============================================================================
 Ratio of net (charge-offs)/recoveries to average            (0.34)%         (0.39)%         (0.16)%         0.10%           0.04%
 loans outstanding for the period



         The increase in the provision for loan losses in 1997 was the result of increased charge-offs identified in the installment loan portfolio, specifically direct consumer loans and credit cards. The volume of charge-offs in these portfolios was beginning to reduce in late 1998. Management expects charge-offs in all other portfolios to remain at the 1997 levels.

(B) The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

Allocation of the Allowance for Loan Losses at December 31. (thousands)


                           1998                  1997                   1996                   1995                   1994
                 ------------------------------------------------------------------------------------------------------------------
                   Allowance  % of Total  Allowance  % of Total  Allowance  % of Total  Allowance  % of Total  Allowance  % of Total
                     Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans
                -------------------------------------------------------------------------------------------------------------------
 Commercial,          $725        0.2%       $765        0.3%       $576        0.2%       $733        0.3%     $1,434        0.6%
 financial and
 agricultural

 Real estate            61        0.0%         82        0.0%        102        0.0%        139        0.1%        111        0.0%
 mortgage

 Installment         1,800        0.6%      1,290        0.5%      1,075        0.4%        655        0.3%        407        0.2%

 Unallocated           201                    565                    682                  1,250                    603
                -------------------------------------------------------------------------------------------------------------------
 Total              $2,787        1.0%     $2,702        1.0%     $2,435        0.9%     $2,777        1.1%     $2,555        0.9%
                ===================================================================================================================


         The increase in the reserve allocation for installment loans from 1995 to 1996 is primarily the result of the change in methodology for the historical portion of the allowance calculation. In 1996, the Bank began using the industry average charge-off rate instead of the Bank's historical charge-off rate which was used in previous years. This change in methodology resulted in a $325 increase in the portion of the allowance allocated to installment loans in 1996.

         In 1998, $277 thousand of the increase in the allowance allocated to installment loans is related to loans originated at the Loan Store. The underwriting standards of the subsidiary have been evaluated and strengthened in 1998. Management expects the current allocation of the allowance to continue through 1999. The remaining increase in the allocation associated with installment loans is related to the methodology adopted in 1996 in which the higher of the Bank or the industry average charge-off rate is utilized. The industry average historical rate was higher than Banks historical charge-off rate in 1998 resulting in an additional allocation to the installment loan portfolio of $160 thousand.

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



          (Thousands)                                        1998            1997          1996
                                                      -----------------------------------------------
          Outstanding at year end                               $0              $0         $11,562

          Approximate weighted average interest               0.00%           0.00%           5.14%
          rate at year-end

          Highest amount outstanding as of any                  $0              $0         $14,822
          month-end during the year

          Approximate average outstanding during                $0              $0         $10,961
          the year

          Approximate weighted average interest               0.00%           0.00%           5.07%
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

        The Loan Store has sales offices at the following locations:

         8343 Indianapolis Blvd., Highland, Indiana
         510 W. McKinley, Mishawaka, Indiana
         5176 South Franklin, Michigan City, Indiana

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the 1998 fiscal year.

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

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

         Management's discussion and analysis of financial condition and results of operations appears in the 1998 Annual report to Shareholders,
         Exhibit 13 and is incorporated herein by reference.

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

              Consolidated Balance Sheets, December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,1998,
                  1997 and 1996
              Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996
              Notes to the Consolidated Financial Statements
              Report of Independent Public Accountants

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         The disclosures required under this item are incorporated by reference to the Registrant's Forms 8-K, Exhibit 16.

                                    PART III
                                    --------

         Information relating to the following items will be included in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 27, 1999 ("1999 Proxy Statement"). The 1999 Proxy Statement will be filed with the Commission within one hundred twenty days of the close of the Registrant's last fiscal year and is in part incorporated into this Form 10-K Annual Report by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
                                                                              12

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1.   Financial Statements

         The following consolidated financial statements of the Registrant appear in the 1998 annual report to shareholders on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:


                                                                                     Annual Report
                                                                                      Page Number
                                                                                      -----------

             Consolidated Balance Sheets                                                  16
             Consolidated Statements of Income                                            17
             Consolidated Statements of Changes in Stockholders'  Equity                  18
             Consolidated Statements of Cash Flows                                      19 - 20
             Notes to the Consolidated Financial Statements                             21 - 44
             Report of Independent Public Accountants                                     45


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

(b)      Reports on Form 8-K
         -------------------

         The following Forms 8-K were filed during 1998:

         June 16, 1998 - Change in Independent Accountants

         October 20, 1998 - Termination of President and Chief Administrative Officer

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

                                   HORIZON BANCORP
                                   -------------------------------------------
                                   (Registrant)

Date 3/17/99                       /s/ Robert C. Dabagia
    -------------                  -------------------------------------------
                                   Robert C. Dabagia
                                   Chairman & Chief Executive Officer


Date 3/17/99                      /s/ Diana E. Taylor
    -------------                  -------------------------------------------
                                   Diana E. Taylor
                                   Chief Financial Officer/Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Date                                             Signature and Title
       ----                                             -------------------

3/17/99                                /s/ Dale W. Alspaugh
-------                                ---------------------------------
                                       Dale W. Alspaugh, Director

3/17/99                                /s/ Russell L. Arndt
-------                                ---------------------------------
                                       Russell L. Arndt, Director

3/17/99                                /s/ George R. Averitt
-------                                ---------------------------------
                                       George R. Averitt, Director

3/17/99                                /s/ Robert C. Dabagia
-------                                ---------------------------------
                                       Robert C. Dabagia, Director
                                       Chairman & Chief Executive Officer

3/17/99                                /s/ Craig M. Dwight
-------                                ---------------------------------
                                       Craig M. Dwight, Director
                                       President

3/17/99                                /s/ Myles J. Kerrigan
-------                                ---------------------------------
                                       Myles J. Kerrigan, Director

3/17/99                                /s/ Robert E. McBride
-------                                ---------------------------------
                                       Robert E. McBride, Director

3/17/99                                /s/ Larry N. Middleton
-------                                ---------------------------------
                                       Larry N. Middleton, Director

3/17/99                                /s/ Gene L. Rice
-------                                ---------------------------------
                                       Gene L. Rice, Director

3/17/99                                /s/ Susan D. Sterger
-------                                ---------------------------------
                                       Susan D. Sterger, Director

3/17/99                                /s/ Robert E. Swinehart
-------                                ---------------------------------
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

10.1            MATERIAL CONTRACTS-AGREEMENT REGARDING                                        INCORPORATED BY REFERENCE
                EMPLOYMENT CONTRACTS                                                          TO 12/31/87 FORM 10-K

10.2            MATERIAL CONTRACTS-1987 STOCK OPTION AND                                      INCORPORATED BY REFERENCE
                STOCK APPRECIATION RIGHTS PLAN OF HORIZON                                     TO 12/31/86 FORM 10-K
                BANCORP

10.3            MATERIAL CONTRACTS-NONQUALIFIED STOCK OPTION                                  INCORPORATED BY REFERENCE
                AND STOCK APPRECIATION RIGHTS AGREEMENT                                       TO 12/31/86 FORM 10-K

10.4            MATERIAL CONTRACTS-AMENDED NONQUALIFIED                                       INCORPORATED BY REFERENCE
                DIRECTORS DEFERRED COMPENSATION PLAN                                          TO 12/31/89 FORM 10-K

10.5            MATERIAL CONTRACTS-SUPPLEMENTAL EMPLOYEE                                      INCORPORATED BY REFERENCE
                RETIREMENT PLAN                                                               TO 12/31/96 FORM 10-K

10.6            MATERIAL CONTRACTS-FIRST AMENDMENT TO                                         INCORPORATED BY REFERENCE
                SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN                                         TO 12/31/96 FORM 10-K

10.7            MATERIAL CONTRACTS-SECOND AMENDMENT TO                                        INCORPORATED BY REFERENCE
                SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN                                         TO 12/31/96 FORM 10-K

10.8            MATERIAL CONTRACTS - AGREEMENT REGARDING                                      INCORPORATED BY REFERENCE
                EMPLOYMENT CONTRACTS                                                          TO 12/31/96 FORM 10-K

11              STATEMENT REGARDING COMPUTATION OF PER SHARE                                  ANNUAL REPORT ATTACHED
                EARNINGS-REFER TO ANNUAL REPORT
                FOOTNOTE 1 (EXHIBIT 13)

13              REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS                                    ANNUAL REPORT
                FOR THE YEAR ENDED DECEMBER 31, 1998                                          ATTACHED
                (NOT DEEMED FILED EXCEPT FOR PORTIONS
                THEREOF WHICH ARE SPECIFICALLY INCORPORATED
                BY REFERENCE INTO THIS FORM 10-K)

21              SUBSIDIARIES OF THE REGISTRANT                                                INCORPORATED HEREIN
