Form 10-Q
period 1999-03-31
HORIZON BANCORP /IN/
filed 1999-05-17
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 1999 commission file number 0-10792
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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                            665,686 at April 30, 1999
                            -------    --------------

                        HORIZON BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts in Thousands)

                                                                           MARCH 31,   December 31,
                                                                             1999         1998
--------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                 $  10,966    $  12,771
   Federal funds sold                                                                      18,500
   Interest-bearing demand deposits                                            1,739          598
                                                                           ----------------------
     Cash and cash equivalents                                                12,705       31,869
   Interest-bearing deposits                                                     226          225
   Investment securities
     Available for sale                                                       73,817       54,612
     Held to maturity (fair value of $10,421 and $12,090)                     10,068       11,746
                                                                           ----------------------
         Total investment securities                                          83,885       66,358
   Loans held for sale
   Loans, net of allowance for loan losses of $2,750 and $2,787              293,739      287,559
   Premises and equipment                                                     18,630       18,393
   Federal Reserve and Federal Home Loan Bank stock                            3,973        3,973
   Interest receivable                                                         2,386        2,249
   Other assets                                                                4,506        5,528
                                                                           ----------------------
         Total assets                                                      $ 420,050    $ 416,154
                                                                           ======================
LIABILITIES
   Deposits
     Noninterest bearing                                                   $  45,496    $  58,658
     Interest bearing                                                        280,782      263,743
                                                                           ----------------------
         Total deposits                                                      326,278      322,401
   Short-term borrowings                                                       4,725        4,000
   Federal Home Loan Bank advances                                            54,000       54,000
   Interest payable                                                              912          817
   Other liabilities                                                           3,102        3,050
                                                                           ----------------------
         Total liabilities                                                   389,017      384,268
                                                                           ----------------------
COMMITMENTS AND CONTINGENCIES

EQUITY RECEIVED FROM CONTRIBUTIONS AND DIVIDENDS TO THE ESOP                   4,518        4,418
                                                                           ----------------------
STOCKHOLDERS' EQUITY
   Common stock, $1 stated value
     Authorized -- 5,000,000 shares
     Issued -- 1,034,428 shares, less ESOP shares of 292,710 and 292,960
                                                                                 742          741
   Additional paid-in capital                                                  8,713        8,834
   Retained earnings                                                          24,555       24,201
   Accumulated other comprehensive income                                        105          336
   Less treasury stock, at cost, 202,196 and 183,048 shares                   (7,600)      (6,644)
                                                                           ----------------------
         Total stockholders' equity                                           26,515       27,468
                                                                           ----------------------
         Total liabilities and stockholders' equity                        $ 420,050    $ 416,154
                                                                           ======================

                        HORIZON BANCORP AND SUBSIDIARIES

                        Consolidated Statement of Income
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31                            1999     1998
------------------------------------------------------------------------
INTEREST INCOME
   Loans receivable                                    $6,180   $5,931
   Investment securities
     Taxable                                            1,219      933
     Tax exempt                                           101      110
                                                       ---------------
         Total interest income                          7,500    6,974
                                                       ---------------
INTEREST EXPENSE
   Deposits                                             2,975    2,475
   Federal funds purchased and short-term borrowings        3       45
   Federal Home Loan Bank advances                        791      589
                                                       ---------------
         Total interest expense                         3,769    3,109
                                                       ---------------
NET INTEREST INCOME                                     3,731    3,865
   Provision for loan losses                              240      325
                                                       ---------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     3,491    3,540
                                                       ---------------
OTHER INCOME
   Service charges on deposit accounts                    489      596
   Fiduciary activities                                   481      530
   Commission income from insurance agency                235
   Income from reinsurance company                         54       34
   Other income                                           112      134
                                                       ---------------
         Total other income                             1,371    1,294
                                                       ---------------
OTHER EXPENSES
   Salaries and employee benefits                       2,240    2,114
   Net occupancy expenses                                 429      292
   Data processing and equipment expenses                 526      559
   Other expenses                                       1,019    1,118
                                                       ---------------
         Total other expenses                           4,214    4,102
                                                       ---------------
INCOME BEFORE INCOME TAX                                  648      732
   Income tax expense                                     203      181
                                                       ---------------
NET INCOME                                             $  445   $  551
                                                       ===============
BASIC AND DILUTED  EARNINGS PER SHARE                  $ 0.66   $ 0.79
                                                       ===============

                        HORIZON BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)

                                                                                 FOR THE THREE MONTHS ENDED

                                                                                       1999        1998
                                                                                       ----        ----
Beginning of period                                                                  $ 27,468    $ 28,709
Net income                                                                                455         551
Cash dividends ($0.45 per share for the three month ended March 31, 1999 and 1998)       (290)       (312)
Purchase of treasury stock                                                               (956)       (251)
Net repurchases and distributions with ESOP                                                69         (79)
Change in unrealized holding gain/(loss) on investment securities                        (231)        (49)
                                                                                     --------------------
End of period                                                                        $ 26,515    $ 28,569
                                                                                     ====================

                        HORIZON BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar Amounts in Thousands)

YEAR ENDED DECEMBER 31                                                              1999        1998
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                     $    455    $    551
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                         240         325
     Additional paid-in capital from release of ESOP shares                             49         (49)
     Depreciation and amortization                                                     317         281
     Deferred income tax                                                                23          32
     Investment securities amortization, net                                            52          52
     Loss on sale of investment securities                                               5
     (Gain) loss on disposal of fixed assets                                                         2
     Deferred loan fees                                                                (21)        (30)
     Unearned income                                                                   146         (68)
     Net change in
       Interest receivable                                                            (172)        166
       Interest payable                                                                 95         116
       Other assets                                                                  1,271          94
       Other liabilities                                                                52      (1,623)
                                                                                   -------------------
         Net cash provided by operating activities                                   2,512        (151)
                                                                                   -------------------
INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                              (1)
   Purchases of securities available for sale                                      (24,158)     (9,074)
   Proceeds from maturities, calls, and principal repayments of securities
     available for sale                                                              3,624       3,673
   Proceeds from sales of securities available for sale                                920
   Purchases of securities held to maturity                                                       (885)
   Proceeds from maturities, calls, and principal repayments of securities held
     to maturity                                                                     1,678         733
   Net change in loans                                                              (6,637)       (236)
   Proceeds from sales of loans                                                                  2,207
   Recoveries on loans previously charged-off                                           92         137
   Purchases of premises and equipment                                                (554)       (377)
                                                                                   -------------------
         Net cash provided (used) by investing activities                          (25,032)     (3,822)
                                                                                   -------------------

                        HORIZON BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         (Dollar Amounts in Thousands)

FINANCING ACTIVITIES
   Net change in
     Deposits                                               $  3,877    $(13,608)
     Short-term borrowings                                       725     (13,000)
   Federal Home Loan Bank advances                                         4,000
   Dividends paid                                               (290)       (312)
   Purchase of treasury stock                                   (956)       (251)
                                                            --------------------
         Net cash provided (used) by financing activities      3,356       4,045
                                                            --------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      (19,164)         72

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                31,869      20,358
                                                            ====================

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 12,708    $ 20,430
                                                            ====================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                            $  3,674    $  2,591
   Income tax paid                                                 0           0

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 1999 and March 31, 1998 are not necessarily indicative of the operating results for the full year of 1999 or 1998. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at March 31, 1999 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1998 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1998.

NOTE 2 - INVESTMENT SECURITIES

                                                                                      1999
                                                     -----------------------------------------------------------------------
                                                           AMORTIZED      GROSS UNREALIZED  GROSS UNREALIZED       FAIR
MARCH 31                                                      COST              GAINS             LOSSES          VALUE
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   U.S. Treasury and federal agencies                      $  35,953             $  54             $142           $35,865
   GNMA mortgage-backed securities                             3,943                76                7             4,012
   FHLMC mortgage-backed securities                            8,271               158                3             8,426
   FNMA mortgage-backed securities                            17,088               194                1            17,281
   GNMA collateralized mortgage obligation                     8,070                                214             7,856
   Marketable equity securities                                  316                61                                377
                                                     -----------------------------------------------------------------------
         Total available for sale                             73,641               543              367            73,817
                                                     -----------------------------------------------------------------------
Held to maturity
   Federal agencies                                            1,390                49                              1,440
   State and municipal                                         8,678               303                              8,981
                                                     -----------------------------------------------------------------------
         Total held to maturity                               10,068               352                             10,421
                                                     -----------------------------------------------------------------------
         Total investment securities                         $83,709              $895             $367           $84,238
                                                     =======================================================================

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands

                                                                                      1998
                                                     -----------------------------------------------------------------------
                                                                                GROSS             GROSS
                                                           AMORTIZED          UNREALIZED        UNREALIZED        VALUE
DECEMBER 31                                                   COST              GAINS             LOSSES           FAIR
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   U.S. Treasury and federal agencies                        $12,568             $  93            $  16           $12,645
   GNMA mortgage-backed securities                            12,321                72               79            12,314
   FHLMC mortgage-backed securities                            9,117               220                4             9,333
   FNMA mortgage-backed securities                            19,729               217                3            19,943
   Marketable equity securities                                  316                61                                377
                                                     -----------------------------------------------------------------------
         Total available for sale                             54,051               663              102            54,612
                                                     -----------------------------------------------------------------------
Held to maturity
   Federal agencies                                            1,630                62                              1,692
   State and municipal                                        10,116               287                5            10,398
                                                     -----------------------------------------------------------------------
         Total held to maturity                               11,746               349                5            12,090
                                                     -----------------------------------------------------------------------
         Total investment securities                         $65,797            $1,012             $107           $66,702
                                                     =======================================================================


The amortized cost and fair value of securities held to maturity and available for sale at March 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 HELD TO MATURITY                  AVAILABLE FOR SALE
                                                     -----------------------------------------------------------------------
                                                            AMORTIZED           FAIR           AMORTIZED          FAIR
                                                              COST              VALUE            COST             VALUE
----------------------------------------------------------------------------------------------------------------------------
Within one year                                            $     572         $     581         $  5,000          $  5,000
One to five years                                              2,580             2,630           17,935            17,983
Five to ten years                                              5,531             5,795           11,018            10,935
After ten years                                                1,385             1,414            2,000             1,947
                                                     -----------------------------------------------------------------------
                                                              10,068            10,421           35,953            35,865
Mortgage-backed securities                                                                       29,302            29,719
Collateralized mortgage obligations                                                               8,070             7,856
Marketable equity securities                                                                        316               377
                                                     -----------------------------------------------------------------------
         Totals                                              $10,068           $10,421          $73,641           $73,817
                                                     =======================================================================

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 3 - LOANS

                                                                                          MARCH 31, 1999  December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
Commercial loans                                                                              $  79,152         $  76,682
Real estate loans                                                                               156,725           152,390
Installment loans                                                                                60,612            61,274
                                                                                        ------------------------------------

         Total loans                                                                          $ 296,489          $290,346
                                                                                        ====================================
NOTE 4 - ALLOWANCE FOR LOAN LOSSES
                                                                                          MARCH 31, 1999  December 31, 1998
----------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses
   Balances, beginning of period                                                                 $2,787            $2,702
   Provision for losses                                                                             240             1,000
   Recoveries on loans                                                                               92               401
   Loans charged off                                                                               (369)           (1,316)
                                                                                        ------------------------------------

   Balances, end of period                                                                       $2,750            $2,787
                                                                                        ====================================
NOTE 5 - NON PERFORMING ASSETS
                                                                                          MARCH 31, 1999  December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                              $  919            $  894
OREO before allowance for OREO losses                                                               174               133
                                                                                        ------------------------------------

         Total loans                                                                             $1,093            $1,027
                                                                                        ====================================
NOTE 6 - OTHER COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31                                                                    1999             1998
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the year                                      $(373)             $(80)
   Less: reclassification adjustment for gains (losses) realized in net income                       (5)
                                                                                        ------------------------------------
     Net unrealized gains (losses)                                                                 (378)              (80)
   Tax (expense) benefit                                                                            147                31
                                                                                        ------------------------------------

Other comprehensive income                                                                       $ (231)             $(49)
                                                                                        ====================================

HORIZON BANCORP AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations For the three months ended March 31, 1999

Item 2  - Introduction

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

Financial Condition
-------------------

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 1999 cash flows were generated from earnings of $445 thousand and a $4 million increase in deposits. Cash flows were used for a $17.5 million increase in investment securities and a $6 million increase in total loans. The net cash position decreased $19 million, primarily in cash and due from banks. In addition to liquidity provided from the normal operating, funding and investing activities of Horizon, at March 31, 1999, Bank has available approximately $72.8 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1998 to March 31, 1999.

Capital Resourses
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at March 31, 1999. Stockholders' equity totaled $31.033 million ($4.518 million from ESOP) as of March 31, 1999 compared to $31.886 million ($4.418 million from ESOP) as of December 31, 1998. The change in stockholders' equity during the three months ended March 31, 1999 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition/reduction of stockholders' equity, the repurchase of Horizon Bancorp stock and net income, net of dividends paid. At March 31, 1999, the ratio of stockholders' equity to assets was 7.39% compared to 7.66% at December 31, 1998.

Horizon has selectively purchased shares that became available in the market from time to time. During the three months ended March 31, 1999, management purchased 19,146 shares at a cost of $956 thousand.

The increase in equity received from contributions and dividends to the ESOP and the corresponding decrease in additional paid in capital is related to the accrual of the market value appreciation associated with shares which are anticipated to be allocated to participants accounts in 1999.

There have been no other material changes in Horizon's capital resources from December 31, 1998 to March 31, 1999.

HORIZON BANCORP AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations For the three months ended March 31, 1999

Material Changes in Financial Condition - March 31, 1999 compared to December
-----------------------------------------------------------------------------
31, 1998
--------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

There have been no other material changes in the financial condition of Horizon from December 31, 1998 to March 31, 1999.

Results of Operations
---------------------

Material changes in results of operations - March 31, 1999 compared to March 31,
--------------------------------------------------------------------------------
1998
----

During the three months ended March 31, 1999 earnings totaled $445 thousand or $0.66 per share compared to $551 thousand or $0.79 per share for the same period in 1998.

Net interest income was $3.731 million for the three months ended March 31, 1999 compared to $3.865 million for the same period 1998. The decline in net interest income is related primarily to the declining rates earned in the loan and investment portfolios and the change in the mix of the deposit portfolio resulting in more higher interest bearing products.

Total noninterest income for the three months ended March 31, 1999 increased $77thousand or 6.0% from the same period in 1998. The largest component of the change was the addition of commission income from the insurance agency that was purchased as of April 1, 1998.

Noninterest expense increased $112 thousand or 2.7% to $4.214 million for the three months ended March 31, 1999 compared to the same period in 1998. The largest component of the change is the increase in net occupancy expenses related to the additional rents incurred on leased premises and additional depreciation of computer equipment in preparation for the millennium change.

There have been no other material changes in the results of operations of Horizon from March 31, 1998 to March 31, 1999.

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

Eight critical vendors were identified that provide hardware and software in order to operate the core data processing systems utilized by the Company. The core data processing systems of the Bank and The Loan Store, and the machines on which they reside, were brought Y2K compliant and tested during the third quarter of 1998. The Y2K compliant version of the core data processing system of the Bank's wholly owned subsidiary IMS Investment Management, N.A. were installed and tested during the 4th quarter of 1998. The Y2K compliant version of the core data processing system of Phoenix Insurance was received during the 3rd quarter of 1998 and was tested during the 4th quarter of 1998.

The Bank also utilizes four outside vendor to interface information into the core data processing systems. Three of these vendors have certified that they are Y2K compliant and one vendor was unable to become compliant on a timely basis. The Bank converted to another vendor for this service as of January 1, 1999.

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

The costs associated with Y2K are anticipated to be approximately $280,000. This does not include upgrades to systems that would have been replaced in the normal upgrade processes. Approximately 90% of these costs have been incurred to date.

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

                    For the three months ended March 31, 1999

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

                          HORIZON BANCORP

5/14/99                   /s/ Robert C. Dabagia
--------------            --------------------------------------------
Date:                     BY: Robert C. Dabagia
                              Chairman and Chief Executive Officer

5/14/99                   /s/ Diana E. Taylor
--------------            --------------------------------------------
Date:                     BY: Diana E. Taylor
                              Senior Vice President and Chief Financial Officer