Form 10-Q
period 1999-06-30
HORIZON BANCORP /IN/
filed 1999-08-16
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended JUNE 30, 1999 commission file number 0-10792
                             -------------                        -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)


                  INDIANA                                     35-1562417
                  -------                                     ----------
(State or other jurisdiction of incorporation             (I.R.S. Employer
     or organization)                                    Identification No.)

515 FRANKLIN SQUARE, MICHIGAN CITY, INDIANA                      46360
-------------------------------------------                      -----
     (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (219) 879-0211
                                                         ----------------

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

                                           Yes X     No
                                              ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                            645,997 at JULY 31, 1999
                           --------    -------------



                                                  HORIZON BANCORP AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                    (Dollar Amounts in Thousands)
                                                                                            JUNE 30,           DECEMBER 31,
                                                                                              1999                 1998
                                                                                          --------------------------------

ASSETS
   Cash and due from banks                                                                $  20,377             $  12,771
   Federal funds sold                                                                        13,200                18,500
   Interest-bearing demand deposits                                                             212                   598
                                                                                          -------------------------------
   Cash and cash equivalents                                                                 33,789                31,869
   Interest-bearing deposits                                                                    228                   225

   Investment securities
     Available for sale                                                                      71,939                54,612
     Held to maturity (fair value of $12,090)                                                                      11,746
                                                                                          -------------------------------
         Total investment securities                                                         71,939                66,358
   Loans held for sale
   Loans, net of allowance for loan losses of $2,746 and $2,787                             301,998               287,559
   Premises and equipment                                                                    18,877                18,393
   Federal Reserve and Federal Home Loan Bank stock                                           3,973                 3,973
   Interest receivable                                                                        2,580                 2,249
   Other assets                                                                               4,686                 5,528
                                                                                          -------------------------------

         Total assets                                                                     $ 438,070             $ 416,154
                                                                                          ===============================

LIABILITIES
   Deposits
     Noninterest bearing                                                                  $  46,518             $  58,658
     Interest bearing                                                                       296,096               263,743
                                                                                          -------------------------------
         Total deposits                                                                     342,614               322,401
   Short-term borrowings                                                                      3,400                 4,000
   Federal Home Loan Bank advances                                                           54,000                54,000
   Interest payable                                                                             786                   817
   Other liabilities                                                                          7,813                 3,050
                                                                                          -------------------------------
         Total liabilities                                                                  408,613               384,268
                                                                                          -------------------------------

COMMITMENTS AND CONTINGENCIES

EQUITY RECEIVED FROM CONTRIBUTIONS AND
   DIVIDENDS TO THE ESOP                                                                      4,463                 4,418
                                                                                          -------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1 stated value
     Authorized -- 5,000,000 shares
     Issued -- 1,038,428 shares, less ESOP shares of
       278,045 and 292,960                                                                      760                   741
   Additional paid-in capital                                                                 9,073                 8,834
   Retained earnings                                                                         24,611                24,201
   Accumulated other comprehensive income                                                      (493)                  336
   Less treasury stock, at cost, 230,243 and 183,048 shares                                  (8,957)               (6,644)
                                                                                          -------------------------------
         Total stockholders' equity                                                          24,994                27,468
                                                                                          -------------------------------

         Total liabilities and stockholders' equity                                       $ 438,070             $ 416,154
                                                                                          ===============================

   See notes to consolidated financial statements



                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                      THREE MONTHS                 SIX MONTHS ENDED
                                                                      ENDED JUNE 30                      JUNE 30
                                                                   1999           1998            1999             1998
                                                               ------------------------------------------------------------

INTEREST INCOME
   Loans receivable                                             $ 6,156         $ 5,779         $12,117         $11,581
   Investment securities
   Taxable                                                        1,357           1,002           2,576           1,935
   Tax exempt                                                        60             109             161             219
                                                                -------------------------------------------------------
         Total interest income                                    7,573           6,890          14,854          13,735
                                                                -------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                       3,149           2,568           6,124           5,043
   Federal funds purchased and short-term borrowings
                                                                                     72               3             117
   Federal Home Loan Bank advances                                  730             554           1,451           1,105
                                                                -------------------------------------------------------
         Total interest expense                                   3,879           3,194           7,578           6,265
                                                                -------------------------------------------------------

NET INTEREST INCOME                                               3,694           3,696           7,276           7,470
   Provision for loan losses                                        179             180             344             475
                                                                -------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                                                  3,515           3,516           6,932           6,995
                                                                -------------------------------------------------------

OTHER INCOME
   Service charges on deposit accounts                              525             534           1,014           1,130
   Fiduciary activities                                             537             599           1,018           1,129
   Commission income from insurance agency                          180              52             415              52
   Income from reinsurance company                                   27              81              81             162
   Gain on sale of securities                                       176                             176
   Other income                                                      92              14             204             101
                                                                -------------------------------------------------------
         Total other income                                       1,537           1,280           2,908           2,574
                                                                -------------------------------------------------------

OTHER EXPENSES
   Salaries and employee benefits                                 2,232           2,023           4,385           4,062
   Net occupancy expenses                                           388             311             794             586
   Data processing and equipment expenses
                                                                    509             529           1,028           1,086
   Other expenses                                                 1,026           1,056           2,014           2,141
                                                                -------------------------------------------------------
         Total other expenses                                     4,155           3,919           8,221           7,875
                                                                -------------------------------------------------------

Income Before Income Tax                                            897             877           1,619           1,694
   Income tax expense                                               267             250             502             485
                                                                -------------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS
                                                                    630             627           1,117           1,209



                                                  HORIZON BANCORP AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF INCOME - CONTINUED
                                        (Dollar Amounts in Thousands, Except Per Share Data)

                                                                    THREE MONTHS                     SIX MONTHS ENDED
                                                                    ENDED JUNE 30                         JUNE 30
                                                                1999             1998              1999             1998
                                                      --------------------------------------------------------------------

DISCONTINUED OPERATIONS
   Loss from operation of discontinued subsidiary
     (less tax benefit of $55 in 1999 and $67 in
     1998)                                                    $  (39)           $  (34)          $  (81)           $  (65)
   Loss on disposal of subsidiary, including
     provision of $81 for operating losses during
     phase-out period (less tax benefit of $31 in
     1999)                                                       (50)                               (50)
                                                      --------------------------------------------------------------------
         Total loss from discontinued
            operations                                           (89)              (34)            (131)              (65)
                                                      --------------------------------------------------------------------

NET INCOME                                                      $541              $593             $986            $1,144
                                                      ====================================================================


Basic and Diluted Earnings per Share from continued
   operations                                                  $0.96             $0.90            $1.68             $1.74

Basic and Diluted Earnings per Share from loss on
   discontinued operations                                     (0.14)            (0.05)           (0.20)            (0.09)
                                                      --------------------------------------------------------------------

BASIC AND DILUTED EARNINGS PER SHARE                           $0.82             $0.85            $1.48             $1.65
                                                      ====================================================================

See notes to consolidated financial statements.



                                                  HORIZON BANCORP AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY
                                                 (Table Dollar Amounts in Thousands)


                                                                                      Accumulated
                                            Additional                                   Other
                                              Paid-in     Comprehensive   Retained   Comprehensive   Treasury
                              Common Stock    Capital        Income       Earnings       Income        Stock        Total
                              ------------- ----------- ---------------- ---------- --------------- ----------- ------------

BALANCES, DECEMBER 31, 1998          $741      $8,834                     $24,201          $336       $(6,644)    $27,468

   Net income                                                  $986           986                                     986
   Other comprehensive
     income, net of tax
     Unrealized losses on
       securities, net of
       reclassification
       adjustment                                              (829)                       (829)                     (829)
                                                        ----------------
   Comprehensive income                                        $157
                                                        ================
   Cash dividends ($.90 per
     share)                                                                  (576)                                   (576)
   Issuance of 4,000 shares
     of common stock for
     purchase of investment
     management entity                  4         196                                                                 200
   Purchase of 47,195
     shares of treasury
     stock                                                                                             (2,313)     (2,313)
   Net purchases and
     distributions with ESOP           15          43                                                                  58
                              -------------------------                  ---------------------------------------------------

BALANCES, JUNE 30, 1999              $760      $9,073                     $24,611         $(493)      $(8,957)    $24,994
                              =========================                  ===================================================


                                                  HORIZON BANCORP AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Dollar Amounts in Thousands)

                                                                                                      Six Months
                                                                                                      Ended June
                                                                                              1999                1998
                                                                                        -----------------------------------

OPERATING ACTIVITIES
   Net income                                                                              $    986              $  1,144
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                                                  540                   550
     Additional paid-in capital from release of ESOP shares                                      98                   101
     Depreciation and amortization                                                              655                   557
     Deferred income tax                                                                        (23)                 (427)
     Investment securities amortization, net                                                    109                   112
     Gain on sale of investment securities                                                     (176)
     Loss on disposal of fixed assets                                                            21                     4
     Loss on other real estate owned                                                                                   30
     Deferred loan fees                                                                         (44)                  (46)
     Unearned income                                                                            292                     4
     Net change in:
       Interest receivable                                                                     (331)                  (17)
       Interest payable                                                                         (31)                  (52)
       Other assets                                                                           1,581                  (152)
       Other liabilities                                                                      4,763                (1,186)
                                                                                           ------------------------------
         Net cash provided by operating activities                                            8,440                   622
                                                                                           ------------------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                       (3)                   (2)
   Purchases of securities available for sale                                               (30,644)              (15,078)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                                        13,533                 8,269
   Proceeds from sales of securities available for sale                                       8,257
   Purchases of securities held to maturity                                                                        (1,338)
   Proceeds from maturities, calls, and principal repayments of
     securities held to maturity                                                              2,000                 1,046
   Net change in loans                                                                      (15,398)               (7,771)
   Proceeds from sales of loans                                                                                     2,246
   Recoveries on loans previously charged-off                                                   171                   232
   Purchases of premises and equipment                                                       (1,160)                 (874)
                                                                                           ------------------------------
         Net cash used by investing activities                                              (23,244)              (13,270)
                                                                                           ------------------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                20,213                36,182
     Short-term borrowings                                                                     (600)              (13,000)
   Federal Home Loan Bank advance                                                                                  (1,000)
   Dividends paid                                                                              (576)                 (623)
   Purchase of treasury stock                                                                (2,313)                 (585)
                                                                                           ------------------------------
         Net cash provided by financing activities                                           16,724                20,974
                                                                                           ------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENT                                                        1,920                 8,326

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               31,869                20,358
                                                                                           ------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 33,789              $ 28,684
                                                                                           ==============================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                           $  7,767              $  6,309
   Income tax paid                                                                              150                   590

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended June 30, 1999 and June 30, 1998 are not necessarily indicative of the operating results for the full year of 1999 or 1998. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at June 30, 1999 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1998 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1998.


NOTE 2 - INVESTMENT SECURITIES

                                                                                    1999
                                                                            Gross            Gross
                                                          Amortized      Unrealized        Unrealized            Fair
June 30                                                      Cost           Gains            Losses             Value
------------------------------------------------------------------------------------------------------------------------

Available for sale
   U.S. Treasury and federal agencies                       $30,082         $      77         $   (500)          $29,659
   State and municipal                                        4,245                 2               (9)            4,238
   GNMA mortgage-backed securities                            3,669                64               (9)            3,724
   FHLMC mortgage-backed securities                           7,663                91              (30)            7,724
   FNMA mortgage-backed securities                           15,207                51              (73)           15,185
   GNMA collateralized mortgage obligation
                                                              8,064                               (432)            7,632
   FHLMC collateralized mortgage obligation
                                                                963                                                  963
   FNMA collateralized mortgage obligation
                                                              2,542                                                2,542
    Marketable equity securities                                315                                (43)              272
                                                      -------------------------------------------------------------------

   Total available for sale                                 $72,750         $     285          $(1,096)          $71,939
                                                      ===================================================================



                                                  HORIZON BANCORP AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                 (Table Dollar Amounts in Thousands)

NOTE 2 - INVESTMENT SECURITIES

                                                                                     1998
                                                                          Gross              Gross
                                                     Amortized          Unrealized         Unrealized            Fair
December 31                                             Cost              Gains              Losses              Value
------------------------------------------------------------------------------------------------------------------------

Available for sale
   U.S. Treasury and federal agencies                 $12,568            $    93                (16)            $12,645
   GNMA mortgage-backed securities                     12,321                 72                (79)             12,314
   FHLMC mortgage-backed securities                     9,117                220                 (4)              9,333
   FNMA mortgage-backed securities                     19,729                217                 (3)             19,943
   Marketable equity securities                           316                 61                                    377
                                                    --------------------------------------------------------------------
         Total available for sale                      54,051                663               (102)             54,612
                                                    --------------------------------------------------------------------

Held to maturity
   Federal agencies                                     1,630                 62                                  1,692
   State and municipal                                 10,116                287                 (5)             10,398
                                                    --------------------------------------------------------------------
         Total held to maturity                        11,746                349                 (5)             12,090
                                                    --------------------------------------------------------------------

         Total investment securities                  $65,797            $ 1,012            $  (107)            $66,702
                                                    ====================================================================

The amortized cost and fair value of securities available for sale at June 30, 1999, by contractual Maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 Available for Sale
                                                                                             Amortized           Fair
                                                                                               Cost              Value
                                                                                         --------------------------------

Within one year                                                                            $ 5,136              $ 5,134
One to five years                                                                           16,641               16,491
Five to ten years                                                                            9,055                8,907
After ten years                                                                              3,495                3,366
                                                                                           ----------------------------
                                                                                            34,327               33,898
Mortgage-backed securities                                                                  26,539               26,632
Collateralized mortgage obligations                                                         11,569               11,137
Marketable equity securities                                                                   315                  272
                                                                                           ----------------------------

                                                                                           $72,750              $71,939
                                                                                           ============================

Proceeds from sales of securities available for sale during the six months ending June 30, 1999 were $8.257 million. Gross gains of $191 thousand and gross losses of $15 thousand were realized on those sales. There were no sales of securities available for sale during the six months ending June 30, 1998.

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

During the six month period ending June 30, 1999, debt securities with an amortized cost of $10.050 million were transferred from held to maturity to available for sale so the Bank could minimize the tax consequences of holding tax-exempt securities. The securities had an unrealized gain of approximately $350 thousand. There were no transfers between classifications during 1998.


NOTE 3 - LOANS

                                                                June 30,       December 31,
                                                                 1999             1998
                                                             -----------------------------

Commercial loans                                                $  84,911     $  76,682
Real estate loans                                                 157,748       152,390
Installment loans                                                  62,085        61,274
                                                             -----------------------------

         Total loans                                            $ 304,744     $ 290,346
                                                             =============================


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

                                                                June 30,     December 31,
                                                                  1999           1998
                                                             -----------------------------

Allowance for loan losses
   Balances, beginning of period                                $   2,787     $   2,702
   Provision for losses, operations                                   344           820
   Provision for losses, discontinued operations                      196           180
   Recoveries on loans                                                171           401
   Loans charged off                                                 (752)       (1,316)
                                                             -----------------------------

         Balances, end of period                                $   2,746     $   2,787
                                                             =============================


NOTE 5 - NONPERFORMING ASSETS

                                                                June 30,     December 31,
                                                                 1999             1998
                                                             -----------------------------

Nonperforming loans                                             $   1,478     $     894
OREO before allowance for OREO losses                                  98           133
                                                             -----------------------------

     Total nonperforming assets                                 $   1,576     $   1,027
                                                             =============================




                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 6 - OTHER COMPREHENSIVE INCOME

                                                                                                 Six Months Ended June 30
                                                                                                 1999               1998
                                                                                       -------------------------------------

Unrealized gains (losses) on securities:
   Unrealized holding losses arising during the period                                         $ (1,182)            $(146)
   Less: reclassification adjustment for gains realized in net income                               177
                                                                                       -------------------------------------
         Net unrealized losses                                                                   (1,359)             (146)

Tax benefit                                                                                         530                57
                                                                                       -------------------------------------

         Other comprehensive income                                                           $    (829)             $(89)
                                                                                       =====================================


NOTE 7 - DISCONTINUED OPERATIONS

At their April, 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. At June 30, 1999 the total assets of The Loan Store, Inc. were $3.619 million. It is anticipated that the sale of these assets will be completed in the third quarter of 1999.

NOTE 8 - SUBSEQUENT EVENT

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP") as of December 31, 1999. The debt currently owed by the ESOP will be repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. All remaining shares will be immediately allocated to participants. The termination of the ESOP will result in an expense of approximately $950,000, net of tax, assuming a stock price of $42.50. The expense recorded will change as the stock price changes. Each $1.00 increase or decrease in stock price will result in an approximate $110,000 increase or decrease in expense. After the termination of the ESOP, the retirement plans of Horizon Bancorp will own approximately 22% of the outstanding shares. It is anticipated that the termination of the ESOP will have no material effect on the regulatory capital ratios of Horizon Bancorp.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

Item 2  - Introduction

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

Financial Condition
-------------------

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 1999, cash flows were generated from earnings of $986 thousand and a $20 million increase in deposits and proceeds from the sale of debt securities in the amount of $8.257 million. Cash flows were used to purchase $3 million of taxable municipal securities and $3.5 million of federal agency CMO's securities and a $14 million increase in total loans. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at June 30, 1999, Bank has available approximately $73.5 million in unused credit lines with various money center banks.

There have been no other material changes in the liquidity of Horizon from December 31, 1998 to June 30, 1999.

Capital Resources
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at June 30, 1999. Stockholders' equity totaled $29.557 million ($4.463 million from ESOP) as of June 30, 1999 compared to $31.886 million ($4.418 million from ESOP) as of December 31, 1998. The change in stockholders' equity during the six months ended June 30, 1999 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition / reduction of stockholders' equity, the repurchase of Horizon Bancorp stock and net income, net of dividends paid. At June 30, 1999, the ratio of stockholders' equity to assets was 6.72% compared to 7.66% at December 31, 1998.

Horizon has selectively purchased shares that became available in the market from time to time. During the six months ended June 30, 1999, management purchased 47,195 shares at a cost of $2.313 million.

The increase in equity received from contributions and dividends to the ESOP and the corresponding decrease in additional paid in capital is related to the accrual of the market value appreciation associated with shares which are anticipated to be allocated to participants accounts in 1999.

There have been no other material changes in Horizon's capital resources from December 31, 1998 to June 30, 1999.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

Material Changes in Financial Condition - June 30, 1999 compared to December 31,
--------------------------------------------------------------------------------
1998
----

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

At June 30, 1999 as compared with December 31, 1998 there is a change in the deposit mix in which the noninterest-bearing deposits decreased $12 million and the interest-bearing deposits increased $32.4 million. The two largest contributing factors were the reengineering of the consumer checking account product to include an interest-bearing feature at a nominal interest rate and the introduction of a municipal NOW account for previously off-balance sheet public fund investments.

At June 30, 1999 as compared with December 31, 1998 there is an increase in other liabilities of $4.8 million. This increase is associated with the proper recording of the purchase of $4.5 million investment security which had a trade date of June 28, 1999 and a settlement date of July 1, 1999.

There have been no other material changes in the financial condition of Horizon from December 31, 1998 to June 30, 1999.


Results of Operations
---------------------

Material changes in results of operations - June 30, 1999 compared to June 30,
------------------------------------------------------------------------------
1998
----

During the six months ended June 30, 1999, earnings totaled $986 thousand or $1.48 per share compared to $1.144 million or $1.65 per share for the same period in 1998.

Net interest income was $7.276 million for the six months ended June 30, 1999 compared to $7.470 million for the same period 1998. The decline in net interest income is related primarily to the declining rates earned in the loan and investment portfolios and the change in the mix of the deposit portfolio resulting in a higher concentration of interest bearing products.

Total noninterest income for the six months ended June 30, 1999 increased $334 thousand or 13.0% from the same period in 1998. The two largest components of the change was the addition of commission income from the acquisition of an insurance agency that was purchased as of April 1, 1998 and a gain on the sale of investment securities of $176 thousand.

Noninterest expense increased $346 thousand or 4.4% to $8.221 million for the six months ended June 30, 1999 compared to the same period in 1998. The two largest components of the change is the increase in salary and benefit expense associated with the insurance agency acquisition as well as increased personnel to achieve the planned asset growth of the Trust Company. The other component is increased occupancy expenses related to capital asset expenditures and leased property rentals.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


Results of Operations (continued)
---------------------------------

At their April, 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. At June 30, 1999 The Loan Store, Inc.'s total assets were $3.619 million and had a loss of $131 thousand for the six month period ending June 30, 1999. It is anticipated that the sale of these assets will be completed in the third quarter of 1999 and no material gain or loss is expected upon the sale of the assets.

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP") as of December 31, 1999. The debt currently owed by the ESOP will be repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. All remaining shares will be immediately allocated to participants. The termination of the ESOP will result in an expense of approximately $950,000, net of tax, assuming a stock price of $42.50. The expense recorded will change as the stock price changes. Each $1.00 increase or decrease in stock price will result in an approximate $110,000 increase or decrease in expense. After the termination of the ESOP, the retirement plans of Horizon Bancorp will own approximately 22% of the outstanding shares. It is anticipated that the termination of the ESOP will have no material effect on the regulatory capital ratios of Horizon Bancorp.

There have been no other material changes in the results of operations of Horizon for six months ending June 30, 1999 and 1998.

                        HORIZON BANCORP AND SUBSIDIARIES
                                    YEAR 2000


Horizon began it's Year 2000 ("Y2K") planning and evaluation process in 1997 and developed a plan to address Y2K compliance. A project team was formed and began meeting in September 1997. The systems within the Company have been reviewed and each system assigned a rating of mission critical or non-mission critical.

Eight critical vendors were identified that provide hardware and software in order to operate the core data processing systems utilized by the Company. The core data processing systems of the Bank and The Loan Store, and the machines on which they reside, were brought Y2K compliant and tested during the third quarter of 1998. The Y2K compliant version of the core data processing system of the Bank's wholly owned subsidiary Horizon Trust and Investment Management were installed and tested during the 4th quarter of 1998. The Y2K compliant version of the core data processing system of Horizon Insurance Services, Inc. was received during the 3rd quarter of 1998 and was tested during the 4th quarter of 1998.

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

                        HORIZON BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999


ITEM 1.    LEGAL PROCEEDINGS
----------------------------

    See Management's Discussion and Analysis

ITEM 2.   CHANGES IN SECURITIES
-------------------------------

    Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

    Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

    Not Applicable

ITEM 5.   OTHER INFORMATION
---------------------------

    Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    a.  Financial Data Schedule
    b. No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HORIZON BANCORP





  8/16/99                  /s/ Robert C. Dabagia
----------------           -----------------------------------------------------
Date:                      BY: Robert C. Dabagia
                               Chairman and Chief Executive Officer



  8/16/99                  /s/ Diana E. Taylor
----------------           -----------------------------------------------------

Date:                      BY: Diana E. Taylor
                               Senior Vice President and Chief Financial Officer