Form 10-Q
period 1999-09-30
HORIZON BANCORP /IN/
filed 1999-11-12
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended SEPTEMBER 30, 1999 commission file number 0-10792

                                 HORIZON BANCORP
             (Exact name of registrant as specified in its charter)


                  INDIANA                                   35-1562417
                  -------                                   ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
     or organization)                                  No.)

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

                                   Yes  X  No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           643,923 at OCTOBER 31, 1999
                           -------            --------

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts in Thousands)

                                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                                            1999                  1998
                                                                                     -------------------- ----------------------
ASSETS
   Cash and due from banks                                                                  $  14,617            $  12,771
   Federal funds sold                                                                                               18,500
   Interest-bearing demand deposits                                                               328                  598

                                                                                     -------------------- ----------------------
   Cash and cash equivalents                                                                   14,945               31,869
   Interest-bearing deposits                                                                      229                  225

   Investment securities
     Available for sale                                                                        69,787               54,612
     Held to maturity (fair value of $0 and $12,090)                                                                11,746
                                                                                     -------------------- ----------------------
         Total investment securities                                                           69,787               66,358
   Loans held for sale
   Loans, net of allowance for loan losses of $2,848 and $2,787                               300,224              287,559
   Premises and equipment                                                                      18,356               18,393
   Federal Reserve and Federal Home Loan Bank stock                                             3,973                3,973
   Interest receivable                                                                          2,366                2,249
   Other assets                                                                                 6,150                5,528
                                                                                     -------------------- ----------------------

         Total assets                                                                        $416,030             $416,154
                                                                                     ==================== ======================

LIABILITIES
   Deposits
     Noninterest bearing                                                                    $  37,423            $  58,658
     Interest bearing                                                                         289,085              263,743
                                                                                     -------------------- ----------------------
         Total deposits                                                                       326,508              322,401
   Short-term borrowings                                                                          650                4,000
   Federal Home Loan Bank advances                                                             54,000               54,000
   Interest payable                                                                               768                  817
   Other liabilities                                                                            5,486                3,050
                                                                                     -------------------- ----------------------
         Total liabilities                                                                    387,412              384,268
                                                                                     -------------------- ----------------------

COMMITMENTS AND CONTINGENCIES

EQUITY RECEIVED FROM CONTRIBUTIONS AND
   DIVIDENDS TO THE ESOP                                                                        5,274                4,418
                                                                                     -------------------- ----------------------

STOCKHOLDERS' EQUITY
   Common stock, $1 stated value
     Authorized -- 5,000,000 shares
     Issued -- 1,038,428 shares, less ESOP shares of
       277,678 and 292,960                                                                        760                  741
   Additional paid-in capital                                                                   9,105                8,834
   Retained earnings                                                                           23,325               24,201
   Accumulated other comprehensive income                                                        (863)                 336
   Less treasury stock, at cost, 230,843 and 183,048 shares                                    (8,983)              (6,644)
                                                                                     -------------------- ----------------------
         Total stockholders' equity                                                            23,344               27,468
                                                                                     ==================== ======================

         Total liabilities and stockholders' equity                                          $416,030             $416,154
                                                                                     ==================== ======================

   See notes to consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30                       SEPTEMBER 30
                                                             1999             1998              1999             1998
                                                       ----------------- ---------------- ----------------- ----------------

INTEREST INCOME
   Loans receivable                                          $  6,254          $  5,815          $18,371           $17,396
   Investment securities:
   Taxable                                                      1,268               992            3,844             2,927
   Tax exempt                                                       3               115              164               334
                                                       ----------------- ---------------- ----------------- ----------------
         Total interest income                                  7,525             6,922           22,379            20,657
                                                       ----------------- ---------------- ----------------- ----------------

INTEREST EXPENSE
   Deposits                                                     3,060             2,657            9,184             7,700
   Federal funds purchased and short-term borrowings
                                                                   10                21               13                42
   Federal Home Loan Bank advances                                745               713            2,196             1,914
                                                       ----------------- ---------------- ----------------- ----------------
         Total interest expense                                 3,815             3,391           11,393             9,656
                                                       ----------------- ---------------- ----------------- ----------------

NET INTEREST INCOME                                             3,710             3,531           10,986            11,001
   Provision for loan losses                                      200               180              545               655
                                                       ----------------- ---------------- ----------------- ----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                                                3,510             3,351           10,441            10,346
                                                       ----------------- ---------------- ----------------- ----------------

OTHER INCOME
   Service charges on deposit accounts                            523               581            1,537             1,711
   Fiduciary activities                                           518               524            1,536             1,653
   Commission income from insurance agency                        206               205              621               257
   Income from reinsurance company                                 39                46              120               107
   Gain on sale of securities                                      33                                209
   Other income                                                   147                99              351               301
                                                       ----------------- ---------------- ----------------- ----------------
         Total other income                                     1,466             1,455            4,374             4,029
                                                       ----------------- ---------------- ----------------- ----------------

OTHER EXPENSES
   Salaries and employee benefits                               2,279             2,175            6,664             6,237
   ESOP termination expense                                     1,959                              1,959
   Net occupancy expenses                                         458               377            1,252               963
   Data processing and equipment expenses
                                                                  517               481            1,545             1,567
   Other expenses                                               1,223             1,156            3,236             3,297
                                                       ----------------- ----------------- ---------------- -----------------
         Total other expenses                                   6,436             4,189            14,656           12,064
                                                       ----------------- ----------------- ---------------- -----------------


Income Before Income Tax                                       (1,460)              617              159             2,311
   Income tax expense                                            (473)              226               29               711
                                                       ----------------- ---------------- ----------------- ----------------

NET INCOME FROM CONTINUING OPERATIONS                         $  (987)         $    391         $    130          $  1,600

                        HORIZON BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME - CONTINUED
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30                        SEPTEMBER 30
                                                             1999              1998             1999              1998
                                                       ----------------- ----------------- ---------------- -----------------

DISCONTINUED OPERATIONS
   Loss from operation of discontinued subsidiary
     (less tax benefit of $55 in 1999 and $81 in            $                   $  (22)           $  (81)         $   (87)
     1998)
   Loss on disposal of subsidiary, including
     provision of $113 for operating losses during
     phase-out period (less tax benefit of $43 in
     1999)                                                        (20)                                (70)
                                                       ----------------- ----------------- ---------------- -----------------
         Total loss from discontinued operations
                                                                  (20)              (22)             (151)             (87)
                                                       ----------------- ----------------- ---------------- -----------------

NET INCOME (LOSS)                                           $  (1,007)          $   369           $   (21)        $  1,513
                                                       ================= ================= ================ =================

Basic and Diluted Earnings per Share from continued
   operations                                               $   (1.53)          $  0.56           $   .20         $   2.30

Basic and Diluted Earnings per Share from loss on
   discontinued operations                                      (0.03)            (0.03)            (0.23)           (0.13)
                                                       ----------------- ----------------- ---------------- -----------------

BASIC AND DILUTED EARNINGS PER SHARE                        $   (1.56)          $  0.53           $  (.03)        $   2.17
                                                       ================= ================= ================ =================

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)


                                                                                        Accumulated
                                               Additional                                  Other
                                     Common      Paid-in    Comprehensive   Retained   Comprehensive    Treasury
                                      Stock      Capital        Income      Earnings       Income         Stock        Total
                                 ------------- ------------ --------------- ---------- --------------- ------------ ------------
BALANCES, DECEMBER 31, 1998
                                        $741      $8,834                     $24,201          $336       $(6,644)     $27,468


   Net income (Loss)                                               $(21)         (21)                                     (21)
   Other comprehensive income,
     net of tax

     Unrealized losses on
       securities, net of
       reclassification
       adjustment
                                                                 (1,199)                    (1,199)                    (1,199)
                                                            ---------------
   Comprehensive income
                                                                $(1,220)
                                                            ===============
   Cash dividends ($1.35 per
     share)
                                                                                (855)                                    (855)
   Issuance of 4,000 shares of
     common stock for purchase
     of investment management
     entity                                4         196                                                                  200

   Purchase of 47,795 shares
     of treasury stock
                                                                                                          (2,339)      (2,339)
   Net purchases and
     distributions with ESOP
                                          15          75                                                                   90
                                 ------------- ------------                 ---------- --------------- ------------ ------------
BALANCES, SEPTEMBER 30, 1999            $760      $9,105                     $23,325         $(863)      $(8,983)     $23,344
                                 ============= ============                 ========== =============== ============ ============

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                     Nine Months
                                                                                                   Ended September
                                                                                               1999               1998
                                                                                         ----------------- -------------------
OPERATING ACTIVITIES
   Net income  (loss)                                                                      $       (21)       $    1,514
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for loan losses                                                                     545               655
     Provision for loan losses, discontinued operations                                            250               120
     Additional paid-in capital from release of ESOP shares                                        304              (149)
     Depreciation and amortization                                                                1040               849
     Deferred income tax                                                                           (23)             (368)
     Investment securities amortization, net                                                       142               163
     Gain on sale of investment securities                                                        (176)
     Loss on disposal of fixed assets                                                               90                28
     Loss on other real estate owned                                                                                  40
     Deferred loan fees                                                                            (45)              (55)
     Unearned income                                                                               221               (88)
     Net change in:
       Interest receivable                                                                        (117)               13
       Interest payable                                                                            (49)              104
       Other assets                                                                                995              (405)
       Other liabilities                                                                         2,436              (906)
                                                                                         ----------------- -------------------
         Net cash provided by operating activities                                               5,592             1,515
                                                                                         ----------------- -------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                          (4)               (4)
   Purchases of securities available for sale                                                  (35,250)          (27,864)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                                           16,342            13,469
   Proceeds from sales of securities available for sale                                         11,562
   Purchases of securities held to maturity                                                                       (2,597)
   Proceeds from maturities, calls, and principal repayments of
     securities held to maturity                                                                 2,000             1,287
   Net change in loans                                                                         (19,012)          (14,483)
   Proceeds from sales of loans                                                                  5,087             2,481
   Recoveries on loans previously charged-off                                                      289               295
   Purchases of premises and equipment                                                          (1,093)           (1,582)
                                                                                         ----------------- -------------------
         Net cash used by investing activities                                                 (20,079)          (28,998)
                                                                                         ----------------- -------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                    4,107            24,566
     Short-term borrowings                                                                      (3,350)           (8,450)
   Federal Home Loan Bank advance                                                                                  8,000
   Dividends paid                                                                                 (855)             (930)
   Purchase of treasury stock                                                                   (2,339)           (1,617)
                                                                                         ----------------- -------------------
         Net cash provided (used) by financing activities                                       (2,437)           21,569
                                                                                         ----------------- -------------------

NET CHANGE IN CASH AND CASH EQUIVALENT                                                         (16,924)           (5,914)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  31,869            20,358
                                                                                         ----------------- -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $14,945           $14,444
                                                                                         ================= ===================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                             $  11,442          $  9,928
   Income tax paid                                                                                 230               590
See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended September 30, 1999 and September 30, 1998 are not necessarily indicative of the operating results for the full year of 1999 or 1998. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at September 30, 1999 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1998 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1998.


NOTE 2 - INVESTMENT SECURITIES

                                                                                        1999
                                                                              Gross             Gross
                                                          Amortized         Unrealized        Unrealized           Fair
September 30                                                 Cost             Gains              Losses            Value
------------------------------------------------------ ----------------- ----------------- ---------------- ------------------

Available for sale
   U.S. Treasury and federal agencies                       $ 30,652         $      46          $   (701)        $ 29,997
   State and municipal                                         4,230                 1               (80)           4,151
   FHLMC mortgage-backed securities                            7,046                81               (40)           7,087
   FNMA mortgage-backed securities                            17,554                14              (155)          17,413
   GNMA collateralized mortgage obligation
                                                               8,058                                (565)           7,493
   FHLMC collateralized mortgage obligation
                                                                 964                                                  964
   FNMA collateralized mortgage obligation
                                                               2,389                                 (12)           2,377
    Marketable equity securities                                 315                                 (10)             305
                                                       ----------------- ----------------- ---------------- ------------------

   Total available for sale                                 $ 71,208         $     142          $ (1,563)        $ 69,787
                                                       ================= ================= ================ ==================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 2 - INVESTMENT SECURITIES

                                                                                        1998
                                                                              Gross               Gross
                                                           Amortized       Unrealized           Unrealized          Fair
December 31                                                   Cost            Gains               Losses           Value
------------------------------------------------------- ---------------- ------------------ ---------------- -----------------
Available for sale
   U.S. Treasury and federal agencies                        $12,568       $       93            $   (16)         $12,645
   GNMA mortgage-backed securities                            12,321               72                (79)          12,314
   FHLMC mortgage-backed securities                            9,117              220                 (4)           9,333
   FNMA mortgage-backed securities                            19,729              217                 (3)          19,943
   Marketable equity securities                                  316               61                                 377
                                                        ---------------- ------------------ ---------------- -----------------
         Total available for sale                             54,051              663               (102)          54,612
                                                        ---------------- ------------------ ---------------- -----------------

Held to maturity
   Federal agencies                                            1,630               62                               1,692
   State and municipal                                        10,116              287                 (5)          10,398
                                                        ---------------- ------------------ ---------------- -----------------
         Total held to maturity                               11,746              349                 (5)          12,090
                                                        ---------------- ------------------ ---------------- -----------------

         Total investment securities                         $65,797         $  1,012             $ (107)         $66,702
                                                        ================ ================== ================ =================

The amortized cost and fair value of securities available for sale at September 30, 1999, by contractual Maturity, are shown below. Expected maturities will differ from contractual maturities because issuers May have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Available for Sale
                                              Amortized            Fair
                                                 Cost             Value
                                           ----------------- -----------------
Within one year                                 $  5,103          $  5,089
One to five years                                 16,685            16,435
Five to ten years                                  9,757             9,533
After ten years                                    3,337             3,091
                                           ----------------- -----------------
                                                  34,882            34,148

Mortgage-backed securities                        24,600            24,500
Collateralized mortgage obligations               11,411            10,834
Marketable equity securities                         315               305
                                           ----------------- -----------------

                                                 $71,208           $69,787
                                           ================= =================

Proceeds from sales of securities available for sale during the nine months ending September 30, 1999 were $11.562 million. Gross gains of $209 thousand and gross losses of $32 thousand were realized on those sales.

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

During the nine month period ending September 30, 1999, debt securities with an amortized cost of $10.050 million were transferred from held to maturity to available for sale so the Bank could minimize the tax consequences of holding tax-exempt securities. The securities had an unrealized gain of approximately $350 thousand. There were no transfers between classifications during 1998.


NOTE 3 - LOANS

                                          September 30,        December 31,
                                             1999                  1998
                                     --------------------- -------------------

Commercial loans                           $  85,075             $  76,682
Real estate loans                            157,070               152,390
Installment loans                             60,927                61,274
                                     --------------------- -------------------

         Total loans                        $303,072              $290,346
                                     ===================== ===================


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

                                           September 30,          December 31,
                                               1999                   1998
                                        --------------------- ------------------

Allowance for loan losses
   Balances, beginning of period             $    2,787             $   2,702
   Provision for losses, operations                 545                   820
   Provision for losses,
     discontinued operations                        250                   180
   Recoveries on loans                              289                   401
   Loans charged off                             (1,023)               (1,316)
                                        --------------------- ------------------

         Balances, end of period              $   2,848              $  2,787
                                        ===================== ==================


NOTE 5 - NONPERFORMING ASSETS

                                           September 30,          December 31,
                                               1999                   1998
                                        --------------------- ------------------

Nonperforming loans                          $   1,098              $     894
OREO before allowance for OREO losses                                     133
                                        ===================== ==================

     Total nonperforming assets              $   1,098              $   1,027
                                        ===================== ==================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 6 - OTHER COMPREHENSIVE INCOME


Nine Months Ended September 30                                                                1999
                                                                                        -----------------

Unrealized gains (losses) on securities:
   Unrealized holding losses arising during the period                                      $  (1,789)
   Less: reclassification adjustment for gains realized in net income                             177
                                                                                        ------------------
         Net unrealized losses                                                                 (1,966)

Tax benefit                                                                                       767
                                                                                        ------------------

         Other comprehensive income                                                         $  (1,199)
                                                                                        ==================


NOTE 7 - DISCONTINUED OPERATIONS

At their April, 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. On August 13, 1999 substantially all of the assets of The Loan Store, Inc. were sold. As of September 30, 1999 the remaining assets of The Loan Store, Inc. were $147 thousand as compared to $4.459 million as of December 31, 1998.

NOTE 8 - ESOP

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP") as of December 31, 1999. The debt currently owed by the ESOP will be repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. All remaining shares will be immediately allocated to participants. The expense related to the termination of the ESOP was recorded in the 3rd quarter and resulted in an expense of $1.195, net of tax. The expense recorded is based upon the price of Horizon Bancorp stock. An independent valuation firm performed a valuation of Horizon Stock in the 3rd quarter. The market price of the stock per this valuation was $44.00 per share. The valuation will be updated as of December 31, 1999 and any increase or decrease in expense will be recorded during the 4th quarter. Each $1.00 increase or decrease in stock price will result in an approximate $110,000 increase or decrease in expense. The termination is subject to regulatory approval. Upon the termination of the ESOP, the retirement plans of Horizon Bancorp will own approximately 24% of the outstanding shares.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Item 2  - Introduction

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION

LIQUIDITY

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 1999, cash and cash equivalents decreased by $16.9 million in order to fund growth in the loan portfolios and to acquire additional investment securities. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at September 30, 1999, Bank has available approximately $74.4 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 1998 to September 30, 1999.

CAPITAL RESOURCES

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at September 30, 1999. Stockholders' equity totaled $28.618 million ($5.274 million from ESOP) as of September 30, 1999 compared to $31.886 million ($4.418 million from ESOP) as of December 31, 1998. The change in stockholders' equity during the nine months ended September 30, 1999 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition / reduction of stockholders' equity, the repurchase of Horizon Bancorp stock and net income, net of dividends paid. At September 30, 1999, the ratio of stockholders' equity to assets was 6.88% compared to 7.66% at December 31, 1998.

Horizon has selectively purchased shares that became available in the market from time to time. During the nine months ended September 30, 1999, management purchased 47,795 shares at a cost of $2.339 million.

During the first quarter of 1999, the Bank's subsidiary, Horizon Trust & Investment Management, N.A. purchased Financial Planning and Management Corporation in exchange for 4,000 shares of Horizon Bancorp stock. The effect of this purchase was an increase in capital of $200,000 and the recording of associated goodwill.

There have been no other material changes in Horizon's capital resources from December 31, 1998 to September 30, 1999.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999

MATERIAL CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

At September 30, 1999 as compared with December 31, 1998 there is a change in the deposit mix in which the noninterest-bearing deposits decreased $21 million and the interest-bearing deposits increased $25.3 million. The two largest contributing factors were the restructuring of the consumer checking account product to include an interest-bearing feature at a nominal interest rate and the introduction of a municipal NOW account for previously off-balance sheet public fund investments.

There have been no other material changes in the financial condition of Horizon from December 31, 1998 to September 30, 1999.


RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS - SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

During the nine months ended September 30, 1999, earnings totaled a negative $21 thousand or a negative $.03 per share compared to $1.513 million or $2.17 per share for the same period in 1998.

Net interest income was $10.986 million for the nine months ended September 30, 1999 compared to $11.001 million for the same period 1998.

Total noninterest income for the nine months ended September 30, 1999 increased $345 thousand or 8.56% from the same period in 1998. The two largest components of the change were the addition of commission income from the acquisition of an insurance agency that was purchased as of April 1, 1998 and a gain on the sale of investment securities of $209 thousand.

Noninterest expense increased $2.594 million or 21.50% to $14.657 million for the nine months ended September 30, 1999 compared to the same period in 1998. The largest component of the change is the benefit expense of $1.959 million associated with the termination of the ESOP. Two other contributing factors are an increase in salary and benefit expense associated with the insurance agency acquisition as well as increased personnel to achieve the planned asset growth of the Trust Company. The other factor is increased occupancy expenses related to capital asset expenditures and leased property rentals.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999


RESULTS OF OPERATIONS (CONTINUED)

At the April, 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. As of August 13, 1999 substantially all the assets of The Loan Store were sold. At September 30, 1999 The Loan Store, Inc.'s total assets were $147 thousand and the net loss is $151 thousand for the nine month period ending September 30, 1999. As of December 31, 1998, The Loan Store had total assets of $4.459 million.

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP") as of December 31, 1999. The debt currently owed by the ESOP will be repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. All remaining shares will be immediately allocated to participants. The expense related to the termination of the ESOP was recorded in the 3rd quarter and resulted in an expense of $1.195, net of tax. The expense recorded is based upon the price of Horizon Bancorp stock. An independent valuation firm performed a valuation of Horizon Stock in the 3rd quarter. The market price of the stock per this valuation was $44.00 per share. The valuation will be updated as of December 31, 1999 and any increase or decrease in expense will be recorded during the 4th quarter. Each $1.00 increase or decrease in stock price will result in an approximate $110,000 increase or decrease in expense. At the termination of the ESOP, the retirement plans of Horizon Bancorp owned approximately 24% of the outstanding shares.

There have been no other material changes in the results of operations of Horizon for nine months ending September 30, 1999 and 1998.

                        HORIZON BANCORP AND SUBSIDIARIES
                                    YEAR 2000


Our Y2K plan has been developed using the Federal Financial Institutions Examination Council (FFIEC) Interagency Statement as a guide. The plan has been divided into five phases; awareness, assessment, renovation, validation and implementation. Our progress in each phase is described below:

AWARENESS PHASE
Horizon's Year 2000 project team was established in 1997 and an overall strategy was developed that encompassed in-house systems, outsourced systems, vendors, auditors, customers and suppliers. Customers and company personnel were formally notified of the Y2K project and team.

ASSESSMENT PHASE
All hardware, software, networks, ATM's, platforms and customer and vendor interdependencies potentially affected by the Year 2000 date change were identified. The assessment also included any system dependent on embedded microchips, such as heating/cooling, security systems, elevators and vaults. From this assessment detailed plans were created identifying resource needs, time frames and sequencing of our Y2K efforts. Assessment of the effect possible customer failure would have on the our company was also performed with needs identified and appropriate plans put in place. In order to obtain assistance in this analysis, Horizon hired a consultant to perform an assessment report regarding Horizon's Y2K preparedness and testing strategies. This phase was completed by June 1998.

RENOVATION PHASE
Renovation or replacement of affected systems began in July, 1998. This phase includes all hardware and software upgrades, system replacements, vendor certification and other associated changes. As of October, 1998 all mission critical items were renovated. This includes core processing hardware, software, and vendor interfaces. Other affected systems are being renovated on schedule per our Y2K timetable.

VALIDATION PHASE
Testing is the largest part of the Year 2000 project and has required the efforts of a large number of dedicated people in our company. As of September 30, 1999 testing of mission critical and non-critical systems was substantially complete. We will continue to test as we upgrade or install new systems. Verification of customer/vendor interfaces was also completed in the 3rd quarter of 1999.

IMPLEMENTATION PHASE
This is the process of certifying that all systems in place and in use by our company are certified as Year 2000 compliant. This phase was completed in the 2nd quarter of 1999 but again will be monitored as we upgrade or install new systems throughout 1999.

CONTINGENCY PLANNING
Although we have installed and certified all systems to be year 2000 compliant, we understand that being a premier service provider requires attention to every detail. Towards that end, we have put in place formal contingency plans designed to minimize any disruption caused by problems resulting from the century date change. These plans were completed within the second quarter of 1999 with formal testing completed during August 1999.

The costs associated with Y2K are anticipated to be approximately $280,000. This does not include upgrades to systems that would have been replaced in the normal upgrade processes. Substantially all of these costs have been incurred to date.

                        HORIZON BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


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

    Not Applicable

ITEM 5.   OTHER INFORMATION
---------------------------

    Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Financial Data Schedule
     b. No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HORIZON BANCORP





11/12/1999                         /s/ Robert C. Dabagia
---------------------              -------------------------------------------
Date:                              BY: Robert C. Dabagia
                                       Chairman and Chief Executive Officer



11/12/1999                         /s/ Diana E. Taylor
---------------------              -------------------------------------------
Date:                              BY: Diana E. Taylor
                                       Senior Vice President and Chief Financial
                                         Officer