Form 10-Q/A
period 1999-09-30
HORIZON BANCORP /IN/
filed 2000-01-14
CIK 706129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 1999
                               ---------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from .................. to ..........................

Commission file number 0-10792
                      ---------

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

                           643,923 AT OCTOBER 31, 1999
                           ---------------------------

                        HORIZON BANCORP AND SUBSIDIARIES
                              LIST OF ITEMS AMENDED

PART I
         FINANCIAL INFORMATION                                            PAGE

         Item 1  Financial Statements

                 Consolidated Balance Sheets at September 30,
                 1999 and December 31, 1998                                 3

                 Consolidated Statement of Income for the three-month
                 period and nine-month period ended September 30, 1999
                 and September 30, 1998                                     4

                 Consolidated Statement of Stockholders' Equity for the
                 nine-month period ended September 30, 1999                 6

                 Consolidated Statement of Cash Flows for the nine-month
                 period ended September 30, 1999 and 1998                   7

                 Note 8 -  ESOP to the Consolidated Financial Statements    8

         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9

                                TEXT OF AMENDMENT

EXPLANATORY NOTE:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10Q for the period September 30, 1999 (the "Original Filing") to reflect changes resulting from the calculation of income tax expense relating to expense incurred during the termination of the Horizon Bancorp Employees' Stock Ownership Plan ("ESOP").

In July 1999, the Board of Directors of Horizon Bancorp authorized the termination of the ESOP. An additional expense related to the termination was appropriately recorded in the 3rd quarter Form 10Q. Income tax expense was calculated under the assumption that the entire termination expense was a deductible expense. At the time of the Original Filing, the Company and its auditors believed that this calculation was appropriate. Subsequent to the filing of Horizon Bancorp's Form 10Q, it has been determined that a significant portion of the termination expense is not a deductible expense for income tax purposes.

As a result, income tax expense has been increased by $605 thousand and therefore, net income from continuing operations has decreased to a loss of $1,592 thousand or ($2.63) for the three-months ended September 30, 1999 and a loss of $475 thousand or ($0.93) for the nine-months ended September 30, 1999 and stockholders equity decreased to $22.739 million at September 30, 1999.

Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts in Thousands)

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1999            1998
                                                                  -----------------------------
ASSETS
   Cash and due from banks                                          $  14,617      $  12,771
   Federal funds sold                                                                 18,500
   Interest-bearing demand deposits                                       328            598

                                                                    ------------------------
   Cash and cash equivalents                                           14,945         31,869
   Interest-bearing deposits                                              229            225

   Investment securities
     Available for sale                                                69,787         54,612
     Held to maturity (fair value of $0 and $12,090)                                  11,746
                                                                    ------------------------
         Total investment securities                                   69,787         66,358
   Loans held for sale
   Loans, net of allowance for loan losses of $2,848 and $2,787       300,224        287,559
   Premises and equipment                                              18,356         18,393
   Federal Reserve and Federal Home Loan Bank stock                     3,973          3,973
   Interest receivable                                                  2,366          2,249
   Other assets                                                         5,545          5,528
                                                                    ------------------------

         Total assets                                               $ 415,425      $ 416,154
                                                                    ========================

LIABILITIES
   Deposits
     Noninterest bearing                                            $  37,423      $  58,658
     Interest bearing                                                 289,085        263,743
                                                                    ------------------------
         Total deposits                                               326,508        322,401
   Short-term borrowings                                                  650          4,000
   Federal Home Loan Bank advances                                     54,000         54,000
   Interest payable                                                       768            817
   Other liabilities                                                    5,486          3,050
                                                                    ------------------------
         Total liabilities                                            387,412        384,268
                                                                    ------------------------

COMMITMENTS AND CONTINGENCIES

EQUITY RECEIVED FROM CONTRIBUTIONS AND
   DIVIDENDS TO THE ESOP                                                5,274          4,418
                                                                    ------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1 stated value
     Authorized -- 5,000,000 shares
     Issued -- 1,038,428 shares, less ESOP shares of
       277,678 and 292,960                                                760            741
   Additional paid-in capital                                           9,105          8,834
   Retained earnings                                                   22,720         24,201
   Accumulated other comprehensive income                                (863)           336
   Less treasury stock, at cost, 230,843 and 183,048 shares            (8,983)        (6,644)
                                                                    ------------------------
         Total stockholders' equity                                    22,739         27,468
                                                                    ========================

         Total liabilities and stockholders' equity                 $ 415,425      $ 416,154
                                                                    ========================


         See notes to consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30              SEPTEMBER 30
                                              1999          1998         1999         1998
                                            -------------------------------------------------
INTEREST INCOME
   Loans receivable                         $  6,254      $  5,815     $ 18,371      $ 17,396
   Investment securities:
   Taxable                                     1,268           992        3,844         2,927
   Tax exempt                                      3           115          164           334
                                            -------------------------------------------------
         Total interest income                 7,525         6,922       22,379        20,657
                                            -------------------------------------------------

INTEREST EXPENSE
   Deposits                                    3,060         2,657        9,184         7,700
   Federal funds purchased and short-
     term borrowings                              10            21           13            42
   Federal Home Loan Bank advances               745           713        2,196         1,914
                                            -------------------------------------------------
         Total interest expense                3,815         3,391       11,393         9,656
                                            -------------------------------------------------

NET INTEREST INCOME                            3,710         3,531       10,986        11,001
   Provision for loan losses                     200           180          545           655
                                            -------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                 3,510         3,351       10,441        10,346
                                            -------------------------------------------------

OTHER INCOME
   Service charges on deposit accounts           523           581        1,537         1,711
   Fiduciary activities                          518           524        1,536         1,653
   Commission income from insurance
     agency                                      206           205          621           257
   Income from reinsurance company                39            46          120           107
   Gain on sale of securities                     33                        209
   Other income                                  147            99          351           301
                                            -------------------------------------------------
         Total other income                    1,466         1,455        4,374         4,029
                                            -------------------------------------------------

OTHER EXPENSES
   Salaries and employee benefits              2,279         2,175        6,664         6,237
   ESOP termination expense                    1,959                      1,959
   Net occupancy expenses                        458           377        1,252           963
   Data processing and equipment
     expenses                                    517           481        1,545         1,567
   Other expenses                              1,223         1,156        3,236         3,297
                                            -------------------------------------------------
         Total other expenses                  6,436         4,189       14,656        12,064
                                            -------------------------------------------------

Income Before Income Tax                      (1,460)          617          159         2,311
   Income tax expense                            132           226          634           711
                                            -------------------------------------------------

NET INCOME FROM CONTINUING
   OPERATIONS                               $ (1,592)     $    391     $   (475)     $  1,600


                        HORIZON BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME - CONTINUED
              (Dollar Amounts in Thousands, Except Per Share Data)


                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30           SEPTEMBER 30
                                                     1999       1998        1999        1998
                                                 ---------------------------------------------
DISCONTINUED OPERATIONS
   Loss from operation of discontinued
     subsidiary (less tax benefit of $55 in
     1999 and $81 in 1998)                       $            $  (22)     $   (81)     $   (87)

   Loss on disposal of subsidiary, including
     provision of $113 for operating losses
     during phase-out period (less tax
     benefit of $43 in 1999)                          (20)                    (70)
                                                 ---------------------------------------------
         Total loss from discontinued
           operations                                 (20)       (22)        (151)         (87)
                                                 ---------------------------------------------

NET INCOME (LOSS)                                $ (1,612)    $  369      $  (626)     $ 1,513
                                                 =============================================


Basic and Diluted Earnings per Share
   from continued operations                     $  (2.63)    $ 0.56      $   .95      $  2.30

Basic and Diluted Earnings per Share
   from loss on discontinued operations             (0.03)     (0.03)       (0.23)       (0.13)
                                                 ---------------------------------------------

BASIC AND DILUTED EARNINGS PER SHARE             $  (2.66)    $ 0.53      $ (1.18)     $  2.17
                                                 =============================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)


                                                                                        Accumulated
                                               Additional                                  Other
                                    Common       Paid-in    Comprehensive    Retained   Comprehensive    Treasury
                                    Stock        Capital        Income       Earnings      Income         Stock       Total
                                    -----------------------------------------------------------------------------------------


BALANCES, DECEMBER 31, 1998
                                    $ 741        $ 8,834                     $ 24,201      $   336      $ (6,644)    $ 27,468


   Net income (Loss)                                           $   (626)         (626)                                   (626)

   Other comprehensive
     income, net of tax

     Unrealized losses on
       securities, net of
       reclassification
       adjustment
                                                                 (1,199)                    (1,199)                    (1,199)
                                                               --------
   Comprehensive income
                                                               $ (1,825)
                                                               ========
   Cash dividends ($1.35 per
     share)                                                                      (855)                                   (855)

   Issuance of 4,000 shares of
     common stock for
     purchase of investment
     management entity                  4            196                                                                  200

   Purchase of 47,795 shares of
     treasury stock                                                                                       (2,339)      (2,339)

   Net purchases and
     distributions with ESOP           15             75                                                                   90
                                    --------------------                     ------------------------------------------------


BALANCES, SEPTEMBER 30, 1999        $ 760        $ 9,105                     $ 22,720      $  (863)     $ (8,983)    $ 22,739
                                    ====================                     ================================================


                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar Amounts in Thousands)


                                                                          Nine Months
                                                                        Ended September
                                                                       1999          1998
                                                                    ----------------------
OPERATING ACTIVITIES
   Net income  (loss)                                               $   (626)     $  1,514
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for loan losses                                           545           655
     Provision for loan losses, discontinued operations                  250           120
     Additional paid-in capital from release of ESOP shares              304          (149)
     Depreciation and amortization                                      1040           849
     Deferred income tax                                                 (23)         (368)
     Investment securities amortization, net                             142           163
     Gain on sale of investment securities                              (176)
     Loss on disposal of fixed assets                                     90            28
     Loss on other real estate owned                                                    40
     Deferred loan fees                                                  (45)          (55)
     Unearned income                                                     221           (88)
     Net change in:
       Interest receivable                                              (117)           13
       Interest payable                                                  (49)          104
       Other assets                                                    1,600          (405)
       Other liabilities                                               2,436          (906)
                                                                    ----------------------
         Net cash provided by operating activities                     5,592         1,515
                                                                    ----------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                (4)           (4)
   Purchases of securities available for sale                        (35,250)      (27,864)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                 16,342        13,469
   Proceeds from sales of securities available for sale               11,562
   Purchases of securities held to maturity                                         (2,597)
   Proceeds from maturities, calls, and principal repayments of
     securities held to maturity                                       2,000         1,287
   Net change in loans                                               (19,012)      (14,483)
   Proceeds from sales of loans                                        5,087         2,481
   Recoveries on loans previously charged-off                            289           295
   Purchases of premises and equipment                                (1,093)       (1,582)
                                                                    ----------------------
         Net cash used by investing activities                       (20,079)      (28,998)
                                                                    ----------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                          4,107        24,566
     Short-term borrowings                                            (3,350)       (8,450)
   Federal Home Loan Bank advance                                                    8,000
   Dividends paid                                                       (855)         (930)
   Purchase of treasury stock                                         (2,339)       (1,617)
                                                                    ----------------------
         Net cash provided (used) by financing activities             (2,437)       21,569
                                                                    ----------------------

NET CHANGE IN CASH AND CASH EQUIVALENT                               (16,924)       (5,914)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        31,869        20,358
                                                                    ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 14,945      $ 14,444
                                                                    ======================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                    $ 11,442      $  9,928
   Income tax paid                                                       230           590


See notes to consolidated financial statements


                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 8 - ESOP

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP"). On December 31, 1999 the debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. The remaining shares will be allocated to participants. The expense related to the termination of the ESOP was recorded in the 3rd quarter and resulted in an expense of $1.959 million. The expense recorded was based upon the price of Horizon Bancorp stock. An independent valuation firm performed a valuation of Horizon Stock and determined the market price of the stock as of December 31, 1999 was $44.00 per share. Upon the termination of the ESOP, the retirement plans of Horizon Bancorp will own approximately 24% of the outstanding shares.

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

Capital Resources
-----------------

The capital resources of Horizon and Bank remain strong and exceed regulatory capital ratios for "well capitalized" banks at September 30, 1999. Stockholders' equity totaled $28.013 million ($5.274 million from ESOP) as of September 30, 1999 compared to $31.886 million ($4.418 million from ESOP) as of December 31, 1998. The change in stockholders' equity during the nine months ended September 30, 1999 is the result of the decrease in the market value of investment securities available for sale accounted for as an addition / reduction of stockholders' equity, the repurchase of Horizon Bancorp stock and net income, net of dividends paid. At September 30, 1999, the ratio of stockholders' equity to assets was 6.74% compared to 7.66% at December 31, 1998.

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

Material Changes in Financial Condition - September 30, 1999 compared to
------------------------------------------------------------------------
December 31, 1998
-----------------

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

Results of Operations
---------------------

Material changes in results of operations - September 30, 1999 compared to
--------------------------------------------------------------------------
September 30, 1998
------------------

During the nine months ended September 30, 1999, earnings totaled a negative $626 thousand or a negative $1.18 per share compared to $1.513 million or $2.17 per share for the same period in 1998.

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


Results of Operations (continued)
---------------------------------

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

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP"). The debt currently owed by the ESOP will be repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. All remaining shares will be allocated to participants. The expense related to the termination of the ESOP was recorded in the 3rd quarter and resulted in an expense of $1.959 million. The expense recorded was based upon the price of Horizon Bancorp stock. An independent valuation firm performed a valuation of Horizon Stock and determined the market price of the stock as of December 31, 1999 was $44.00 per share. Upon the termination of the ESOP, the retirement plans of Horizon Bancorp will own approximately 24% of the outstanding shares.

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


                                 HORIZON BANCORP
                                   (Registrant)




1/14/2000                  /s/ Robert C. Dabagia
----------------           -----------------------------------------------------
Date:                      BY: Robert C. Dabagia
                               Chairman and Chief Executive Officer



1/14/2000                  /s/ Diana E. Taylor
----------------           -----------------------------------------------------
Date:                      BY: Diana E. Taylor
                               Senior Vice President and Chief Financial Officer