Form 10-K405
period 1999-12-31
HORIZON BANCORP /IN/
filed 2000-03-28
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from

Commission file number 0-10792

HORIZON BANCORP

(Exact name of registrant as specified in its charter)

INDIANA	35-1562417

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

515 Franklin St., Michigan City, Indiana	46360

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 219-879-0211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value, 689,458 shares outstanding at February 29, 2000

(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K    X  .

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the bid price of such stock on February 29, 2000 was $18,302,000.

Documents Incorporated by Reference

Part of Form 10-K into which
Document	portion of document is incorporated

Portions of the Registrant’s	I, II, VI

1999 annual report to shareholders

Portions of the Registrant’s	III

proxy statement to be filed for its May 4, 2000 annual meeting of shareholders

Except as provided in Part I, Part II and Part III, no part of the Registrant’s 1999 annual report to shareholders or proxy statement shall be deemed incorporated herein by this reference or to be filed with the Securities and Exchange Commission for any purposes.

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

On October 1, 1986 the Registrant issued 399,340 shares of its common stock in exchange for all of the common stock of Citizens Michiana Financial Corporation in connection with mergers of such companies and their subsidiaries. Subsequent to the merger, the Registrant remains a one-bank holding company with a wholly-owned subsidiary, Horizon Bank, N.A. (Bank) and Bank’s wholly-owned subsidiaries, Horizon Trust & Investment Management, N.A. (Horizon Trust) and Horizon Insurance Services, Inc. (Horizon Insurance) and non-bank subsidiaries, HBC Insurance Group (Insurance Company) and The Loan Store, Inc., (Loan Store).

(b) Financial Information About Industry Segments

The Registrant, Bank and its subsidiaries are engaged in the commercial and retail banking business, investment management services, commercial and personal property and casualty insurance services, retail lending and insurance credit life sales. Refer to Item 1(e) and Item 6 for information pertaining to Registrant’s banking business.

(c) Narrative Description of Business

The Registrant’s business is that incident to its 100% ownership of Bank, Loan Store and the Insurance Company. The main source of funds for the Registrant is dividends from Bank. Bank was chartered as a national bank association in 1873 and has operated continuously since that time. Bank , whose deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, is a full-service commercial bank offering a broad range of commercial and retail banking services, corporate and individual trust and agency services, commercial and personal property and casualty insurance services and other services incident to banking. Bank maintains four facilities located within LaPorte County, Indiana and four facilities located in Porter County, Indiana. At December 31, 1999, Bank had total assets of $525,996,000 and total deposits of $363,668,000. Aside from the stock of Bank, Insurance Company and Loan Store, the Registrant’s only other significant assets are cash and cash equivalents totaling approximately $462,000, investment securities totaling approximately $286,000 and taxes receivable of approximately $434,000 at December 31, 1999.

The business of the Registrant, Bank, Horizon Trust, Horizon Insurance, Insurance Company and Loan Store is not seasonal to any material degree.

No material part of the Registrant’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Registrant. Revenues from loans accounted for 69% in 1999, 70% in 1998, and 72% in 1997 of the total consolidated revenue. Revenues from investment securities accounted for 14% in 1999, 13% in 1998 and 14% in 1997 of total consolidated revenue.

The Registrant has no employees and there are approximately 197 full and part-time persons employed by Bank , Horizon Trust, Horizon Insurance and Loan Store as of December 31, 1999.

A high degree of competition exists in all major areas where the Registrant engages in business. Bank’s primary market consists of LaPorte County, Indiana, Porter County, Indiana, and Berrien County, Michigan. Bank competes with commercial banks located in the home county and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions located therein. To a more moderate extent, Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services, and certain government agencies.

The Insurance Company offers credit life and accident and health insurance. The Loan Store, Inc. sold the majority of its assets in August 1999. The net income generated from the Insurance Company and the Loan Store are not significant to the overall operations of the Registrant.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Information required by this section of Securities Act Industry Guide 3 is presented in Management ‘s Discussion and Analysis Section of the Corporation’s 1999 Annual Report to Shareholders.

II. INVESTMENT PORTFOLIO

(A)	The following is a schedule of the book value of investment securities available for sale and held to maturity at December 31, 1999, 1998 and 1997:

(in thousands)	1999	1998	1997
AVAILABLE FOR SALE

U.S. Treasury and U.S. Government agencies and corporations	$30,428	$12,568	$3,965

State and Municipal	4,230

Mortgage-backed securities	23,565	41,167	39,985

Collateralized mortgage obligations	11,322

Other securities	315	4,289	4,020

Unrealized gain/(loss)	(1,980)	561	668

Total investment securities available for sale	$67,880	$58,585	$48,638

HELD TO MATURITY

U.S. Treasury and U.S. Government agencies and corporations		$1,630	$2,040

Obligations of states and political subdivisions		10,116	9,407

Total investment securities held to maturity	$0	$11,746	$11,447

Toal investment securities available for sale and held to maturity	$67,880	$70,331	$60,085

II. INVESTMENT PORTFOLIO (Continued)

(B)	The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 1999:

			After one year		After five years
	One year or less		through five years		through ten years		After ten years

(Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

AVAILABLE FOR SALE

U.S. Treasury and U.S. Government agency securities (1)	$5,052	5.24%	$15,419	5.72%	$7,624	6.03%	$2,333	6.35%

Obligations of states and political subdivisions	32	4.34%	1,151	5.77%	2,074	6.65%	973	6.84%

Mortgage-backed securities (2)			4,765	6.23%	8,247	6.81%	10,553	6.79%

Collateralized mortgage obligations					8,051	5.98%	3,271	7.11%

Other securities	315	2.93%

Total	$5,399	5.10%	$21,335	5.84%	$25,996	6.31%	$17,130	6.79%

(1)	Amortized cost is based on contractual maturity or call date where a call option exists

(2)	Maturity based upon maturity date

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

(C)	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated stockholders’ equity of the Registrant at December 31, 1999.

III. LOAN PORTFOLIO

(A)	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

(Thousands)	1999	1998	1997	1996	1995

Commercial, financial, agricultural and commercial tax-exempt loans	$89,361	$76,682	$73,177	$75,460	$66,125

Mortgage warehouse loans	85,542

Real estate mortgage loans	154,717	152,390	120,345	133,739	119,739

Installment loans	64,737	61,274	64,593	62,277	55,798

Total loans	$394,357	$290,346	$258,115	$271,476	$241,662

III. LOAN PORTFOLIO (Continued)

(B)	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 1999:

	One year or	One through	After five
Maturing or repricing (thousands)	less	five years	years	Total

Commercial, financial, agricultural and commercial tax-exempt loans	$33,151	$45,351	$10,859	$89,361

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

(Thousands)	Fixed Rate	Variable Rate

Total commercial, financial, agricultural, and commercial tax-exempt loans due after one year	$29,741	$26,469

(C) Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

December 31 (thousands)	1999	1998	1997	1996	1995

(a) Loans accounted for on a nonaccrual basis	$1,173	$64	$319	$316	$668

(b) Accruing loans which are contractually past due 90 days or more as to interest and principal payments	401	830	862	682	533

(c) Loans not included in (a) or (b) which are “Troubled Debt Restructuring’s” as defined by SFAS No. 15

Totals	$1,574	$894	$1,181	$998	$1,201

The increase in nonaccrual loans in 1999 is primarily due to the addition of 4 mortgage loans totaling $375 thousand, 8 consumer loans totaling $252 thousand and 7 commercial loans totaling $546 thousand.

III. LOAN PORTFOLIO (Continued)

(Thousands)

Gross interest income that would have been recorded on nonaccrual loans out standing as of Decmber 31, 1999 in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$62

Interest income actually recorded on nonaccrual loans outstanding as of December 31, 1998 and included in net income for the period	0

Interest income not recognized during the period on nonaccrual loans outstanding as of December 31, 1999.	$62

Discussion of Nonaccrual Policy

From time to time, the Bank obtains information which may lead management to believe that the collection of interest may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a nonaccruing loan. Further, it is management’s policy to place a commercial loan on a nonaccrual status when delinquent in excess of 90 days, unless the Loan Committee approves otherwise. All loans placed on nonaccrual status must be reviewed by the officer responsible for the loan, the senior lending officer and the loan review officer. The loan review officer monitors the loan portfolio for any potential problem loans.

2. Potential Problem Loans

There are no loans where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms which are not included in Section 1 above at December 31, 1999.

3. Foreign outstandings

None

4. Loan Concentrations

As of December 31, 1999 there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in Item III above.

III. LOAN PORTFOLIO (Continued)

(D) Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 1999 which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

(A)	The following is an analysis of the activity in the allowance for loan losses account:

(Thousands)	1999	1998	1997	1996	1995

LOANS

Loans outstanding at the end of the period (1)	394,357	290,346	258,115	271,476	241,662

Average loans outstanding during the period (1)	306,142	268,209	269,348	256,580	226,198

(1) Net of unearned income and deferred loan fees

ALLOWANCE FOR LOAN LOSSES	1999	1998	1997	1996	1995

Balance at beginning of the period	$2,787	$2,702	$2,435	$2,777	$2,555

Loans charged-off:

Commercial and agricultural loans	(50)	(39)	(56)	(11)	(45)

Real estate mortgage loans	(42)	(2)	(1)	(14)	(17)

Installment loans	(1,135)	(1,275)	(1,384)	(532)	(231)

Total loans charged-off	(1,227)	(1,316)	(1,441)	(557)	(293)

Recoveries of loans previously charged-off:

Commercial and agricultural loans	82	3	50	27	358

Real estate mortgage loans		3			8

Installment loans	281	395	333	122	149

Total loan recoveries	363	401	383	149	515

Net loans (charged-off)/recovered	(864)	(915)	(1,058)	(408)	222

Provision charged to operating expense	1,100	1,000	1,325	66

Provision charged to discontinued operations	250

Balance at the end of the period	$3,273	$2,787	$2,702	$2,435	$2,777

Ratio of net (charge-offs)/recoveries to coverage loans outstanding for the period	(0.28)%	(0.34)%	(0.39)%	(0.16)%	0.10%

The provision for loan losses in 1996 and 1995 were below normal because of low delinquency experienced in all loan portfolios at that time. Management expects charge-offs in all other portfolios to remain at the current levels.

IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

(B)	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

Allocation of the Allowance for Loan Losses at December 31.(thousands)

	1999		1998		1997

	Allowance	% of Total	Allowance	% of Total	Allowance	% of Total
	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$819	0.2%	$725	0.2%	$765	0.3%

Real estate mortgage	149	0.0%	61	0.0%	82	0.0%

Mortgage warehousing	812	0.2%

Installment	1,345	0.3%	1,800	0.6%	1,290	0.5%

Unallocated	148		201		565

Total	$3,273	0.8%	$2,787	1.1%	$2,702	1.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1996		1995

	Allowance	% of Total	Allowance	% of Total
	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$576	0.2%	$733	0.3%

Real estate mortgage	102	0.0%	139	0.0%

Mortgage warehousing

Installment	1,075	0.4%	655	0.3%

Unallocated	682		1,250

Total	$2,435	1.0%	$2,777	0.6%

The increase in the reserve allocation for installment loans from 1995 to 1996 is primarily the result of the change in methodology for the historical portion of the allowance calculation. In 1996, the Bank began using the industry average charge-off rate instead of the Bank’s historical charge-off rate which was used in previous years. This change in methodolgy resulted in a $325 increase in the portion of the allowance allocated to installment loans in 1996.

In 1998, $277 thousand of the increase in the allowance allocated to installment loans is related to loans originated at the Loan Store. The majority of the assets of The Loan Store were sold in August 1999. The remaining increase in the allocation associated with installment loans is related to the methodology adopted in 1996 in which the higher of the Bank or the industry average charge-off rate is utilized. The industry average historical rate was higher than Banks historical charge-off rate in 1998 resulting in an additional allocation to the installment loan portfolio of $160 thousand.

In 1999, Horizon began a mortgage warehousing program. This program is described in the “Management Discussion and Analysis” and Note 1 of the Registrant’s Annual Report to Shareholders, Exhibit 13.

V. DEPOSITS

Information required by this section is incorporated by reference to the information appearing under the caption “Summary of Selected Financial Data” of the Registrant’s Annual Report to Shareholders, Exhibit 13.

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated by reference to the information appearing under the caption “Summary of Selected Financial Data” of the Registrant’s Annual Report to Shareholders, Exhibit 13.

VII. SHORT-TERM BORROWINGS

There were no categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of shareholders’ equity at the end of the period.

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

The acquisition of banking subsidiaries by bank holding companies is subject to the jurisdiction of, and requires the prior approval of, the Federal Reserve and, for institutions resident in Indiana, the Indiana Department of Financial Institutions. Bank holding companies located in Indiana are permitted to acquire banking subsidiaries throughout the state, subject to limitations based upon the percentage of total state deposits of the holding company’s subsidiary banks. Further, Indiana law permits interstate bank holding company acquisitions on a reciprocal basis, subject to certain limitations. Beginning July 1, 1992, Indiana law permits the Registrant to acquire banks, and be acquired by bank holding companies, located in any state in the country which permits reciprocal entry by Indiana bank holding companies.

The Registrant, Bank, Horizon Trust, Horizon Insurance, Insurance Company and Loan Store are “affiliates” within the meaning of the Federal Reserve Act. The Federal Reserve Act and the Federal Deposit Insurance Act limit the amount of the Bank’s loans or extensions of credit to affiliates, its investments in the stock or other securities thereof, and its taking of such stock or securities as collateral for loans to any borrower.

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

The Federal Reserve Board implemented risk-based capital requirements for banks and bank holding companies in December, 1988. The risk-based capital requirements have little effect on the Registrant because existing capital is in excess of the requirements. (See additional discussion in Management’s Discussion and Analysis in Registrant’s Annual Report to Shareholders, Exhibit 13.)

(d) Financial Information about Foreign and Domestic Operations and Export Sales

None

(e) Available Information

N/A

ITEM 2. PROPERTIES

The main office of the Registrant and Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located adjacent to the main office of the Registrant and Bank, at 502 Franklin Square, houses the credit administration, operations and micro-computer departments of Bank. In addition to these principal facilities, the Bank has eight sales offices located at:

515 Franklin Square, Michigan City, Indiana
3631 South Franklin Street, Michigan City, Indiana
117 E. First St., Wanatah, Indiana
1410 Lincolnway, LaPorte, Indiana
754 Indian Boundary Road, Chesterton, Indiana
4208 N. Calumet, Valparaiso, Indiana
6504 U.S. Highway 6, Portage, Indiana
265 U.S. Highway 30, Valparaiso, Indiana

ITEM 3. LEGAL PROCEEDINGS

The information required under this Item is incorporated by reference to the information appearing under the caption “Note 18 — Commitments, Off-Balance Sheet Risk and Contingencies” of the registrants Annual Report to Shareholders, Exhibit 13.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s stockholders during the fourth quarter of the 1999 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the information appearing under the caption “Market for Horizon’s Common Stock and Related Stockholder Matters” of the Registrant’s Annual Report to Shareholders, Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

The information required under this item is incorporated by reference to the information appearing under the caption “Summary of Selected Financial Data” of the Registrant’s Annual Report to Shareholders, Exhibit 13.

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management’s discussion and analysis of financial condition and results of operations appears in the 1999 Annual report to Shareholders, Exhibit 13 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required under this item are incorporated herein by reference to the Annual Report to Shareholders, Exhibit 13. The Registrant is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Income for the years ended December 31,1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31,1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to the Consolidated Financial Statements

Report of Independent Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Information relating to the following items will be included in the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 4, 2000 (“2000 Proxy Statement”). The 2000 Proxy Statement will be filed with the Commission within one hundred twenty days of the close of the Registrant’s last fiscal year and is in part incorporated into this Form 10-K Annual Report by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following consolidated financial statements of the Registrant appear in the 1999 annual report to shareholders on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

Annual Report
Page Number

Consolidated Balance Sheets	30

Consolidated Statements of Income	31

Consolidated Statements of Changes in Stockholders’ Equity	32

Consolidated Statements of Cash Flows	33 - 34

Notes to the Consolidated Financial Statements	35 - 57

Report of Independent Public Accountants	58

(a) 2. Financial Statement Schedules

Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

(a) 3. Exhibits

Reference is made to the Exhibit Index which is found on page 16 of this Form 10-K.

(b) Reports on Form 8-K

None

Exhibits

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

HORIZON BANCORP

(Registrant)

Date	3/27/2000	/s/ Robert C. Dabagia

Robert C. Dabagia

Chairman & Chief Executive Officer

Date	3/27/2000	/s/ Diana E. Taylor

Diana E. Taylor

Chief Financial Officer/Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

3/27/2000	/s/ Dale W. Alspaugh

Dale W. Alspaugh, Director

3/27/2000	/s/ George R. Averitt

George R. Averitt, Director

3/27/2000	/s/ Robert C. Dabagia

Robert C. Dabagia, Director Chairman & Chief Executive Officer

3/27/2000	/s/ Craig M. Dwight

Craig M. Dwight, Director President

3/27/2000	/s/ Robert E. McBride

Robert E. McBride, Director

3/27/2000	/s/ Larry N. Middleton

Larry N. Middleton, Director

3/27/2000	/s/ Bruce E. Rampage

Bruce E. Rampage, Director

3/27/2000	/s/ Gene L. Rice

Gene L. Rice, Director

3/27/2000	/s/ Susan D. Sterger

Susan D. Sterger, Director

3/27/2000	/s/ Robert E. Swinehart

Robert E. Swinehart, Director

3/27/2000	/s/ Spero W. Valavanis

Spero W. Valavanis, Director

EXHIBIT INDEX

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

EXHIBIT		SEQUENTIAL
NUMBER	DESCRIPTION	PAGE NUMBERS

3.1	ARTICLES OF INCORPORATION OF HORIZON BANCORP	INCORPORATED BY REFERENCE File number 0-10792

3.2	BY-LAWS OF HORIZON BANCORP	INCORPORATED BY REFERENCE File number 0-10792

10.1	MATERIAL CONTRACTS-1987 STOCK OPTION STOCK AND APPRECIATION RIGHTS PLAN OF HORIZON BANCORP	INCORPORATED BY REFERENCE File number 0-10792

10.2	MATERIAL CONTRACTS-NONQUALIFIED STOCK OPTION AND STOCK APPRECIATION RIGHTS AGREEMENT	INCORPORATED BY REFERENCE File number 0-10792

10.3	MATERIAL CONTRACTS-SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN	INCORPORATED BY REFERENCE TO 12/31/96 FORM 10-K

10.4	MATERIAL CONTRACTS-FIRST AMENDMENT TO SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN	INCORPORATED BY REFERENCE TO 12/31/96 FORM 10-K

10.5	MATERIAL CONTRACTS-SECOND AMENDMENT TO SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN	INCORPORATED BY REFERENCE TO 12/31/96 FORM 10-K

10.6	MATERIAL CONTRACTS — FIRST AMENDMENT TO THE 1987 STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN	INCORPORATED BY REFERENCE TO 1997 PROXY STATEMENT

10.7	MATERIAL CONTRACTS — 1997 KEY EMPLOYEES STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN	INCORPORATED BY REFERENCE TO 1997 PROXY STATEMENT

10.8	MATERIAL CONTRACTS — DIRECTORS DEFERRED COMPENSATION PLAN	INCORPORATED HEREIN

10.9	MATERIAL CONTRACTS — EXECUTIVE EMPLOYMENT CONTRACT — LAWRENCE J. MAZUR	INCORPORATED HEREIN

10.10	MATERIAL CONTRACTS — CHANGE OF CONTROL AGREEMENT	INCORPORATED HEREIN

10.11	MATERIAL CONTRACTS — EXECUTIVE EMPLOYMENT CONTRACT — JAMES D. NEFF	INCORPORATED HEREIN

11	STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS-REFER TO ANNUAL REPORT FOOTNOTE 1 (EXHIBIT 13)	ANNUAL REPORT ATTACHED PAGE 38

13	REGISTRANT’S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999 (NOT DEEMED FILED EXCEPT FOR PORTIONS THEREOF WHICH ARE SPECIFICALLY INCORPORATED BY REFERENCE INTO THIS FORM 10-K)	ANNUAL REPORT ATTACHED

21	SUBSIDIARIES OF THE REGISTRANT	INCORPORATED HEREIN

27	FINANCIAL DATA SCHEDULE	INCORPORATED HEREIN