Form 10-Q
period 2000-03-31
HORIZON BANCORP /IN/
filed 2000-05-03
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended MARCH 31, 2000 commission file number 0-10792
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

                            689,458 at MARCH 31, 2000
                            -------    --------------

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts in Thousands)


                                                                       MARCH 31,    DECEMBER 31,
                                                                         2000          1999
                                                                      -------------------------
ASSETS
    Cash and due from banks                                           $  16,844       $  34,670
    Interest-bearing demand deposits                                                        174
                                                                      -------------------------
    Cash and cash equivalents                                            16,844          34,844
    Interest-bearing deposits                                               235             232

    Investment securities, available for sale                            66,035          67,880

    Loans, net of allowance for loan losses of $3,709 and $3,273        392,652         391,084
    Premises and equipment                                               17,836          18,134
    Federal Reserve and Federal Home Loan Bank stock                      5,897           5,897
    Interest receivable                                                   2,584           2,780
    Other assets                                                          5,322           5,145
                                                                      -------------------------
            Total assets                                              $ 507,405       $ 525,996
                                                                      =========================
LIABILITIES
    Deposits
      Noninterest bearing                                             $  42,786       $  44,890
      Interest bearing                                                  335,998         318,778
                                                                      -------------------------
            Total deposits                                              378,784         363,668
    Short-term borrowings                                                14,500          24,500
    Federal Home Loan Bank advances                                      80,225         105,000
    Interest payable                                                      1,284             920
    Other liabilities                                                     3,206           2,909
                                                                      -------------------------
            Total liabilities                                           477,999         496,997
                                                                      -------------------------
COMMITMENTS AND CONTINGENCIES

EQUITY RECEIVED FROM CONTRIBUTIONS AND
    DIVIDENDS TO THE ESOP                                                 7,807           7,808
                                                                      -------------------------
STOCKHOLDERS' EQUITY
    Common stock, $1 stated value
      Authorized -- 5,000,000 shares
      Issued-- 1,038,428 shares, less ESOP shares of
         165,289 and 165,309                                                873             873
    Additional paid-in capital                                           13,166          13,153
    Retained earnings                                                    23,101          22,629
    Accumulated other comprehensive income                               (1,319)         (1,201)
    Less treasury stock, at cost, 348,817 and 350,293 shares            (14,222)        (14,263)
                                                                      -------------------------
            Total stockholders' equity                                   21,599          21,191
                                                                      -------------------------
            Total liabilities and stockholders' equity                $ 507,405       $ 525,996
                                                                      =========================

See notes to consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                           THREE MONTHS ENDED MARCH 31
                                                               2000           1999
                                                              ------         ------
INTEREST INCOME
    Loans receivable                                          $8,685         $5,961
    Investment securities:
        Taxable                                                1,208          1,219
        Tax exempt                                                 3            101
                                                              ---------------------
            Total interest income                              9,896          7,281
                                                              ---------------------
INTEREST EXPENSE
    Deposits                                                   4,195          2,975
    Federal funds purchased and short-term borrowings            107              3
    Federal Home Loan Bank advances                            1,140            721
                                                              ---------------------
            Total interest expense                             5,442          3,699
                                                              ---------------------
NET INTEREST INCOME                                            4,454          3,582
    Provision for loan losses                                    503            165
                                                              ---------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            3,951          3,417
                                                              ---------------------
OTHER INCOME
    Service charges on deposit accounts                          462            489
    Fiduciary activities                                         667            481
    Commission income from insurance agency                      229            235
    Income from reinsurance company                               38             54
    Other income                                                 225            112
                                                              ---------------------
            Total other income                                 1,621          1,371
                                                              ---------------------
OTHER EXPENSES
    Salaries and employee benefits                             2,255          2,153
    Net occupancy expenses                                       446            406
    Data processing and equipment expenses                       514            519
    Other expenses                                             1,071            986
                                                              ---------------------
            Total other expenses                               4,286          4,064
                                                              ---------------------
Income Before Income Tax                                       1,286            724
    Income tax expense                                           506            234
                                                              ---------------------
NET INCOME FROM CONTINUING OPERATIONS                         $  780         $  490

                        HORIZON BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME - CONTINUED
              (Dollar Amounts in Thousands, Except Per Share Data)



                                                                             THREE MONTHS ENDED MARCH 30
                                                                                 2000            1999
                                                                                -------          -----
DISCONTINUED OPERATIONS
    Income/(loss) from operation of discontinued subsidiary
      (less tax benefit of $1 in 2000 and $31 in 1999)                          $     2          $ (45)
                                                                                ----------------------
            Total income/(loss) from discontinued operations                          2            (45)
                                                                                ----------------------
NET INCOME                                                                      $   782          $ 445
                                                                                ======================

Basic and Diluted Earnings per Share from continued operations
                                                                                $  1.13          $0.73
Basic and Diluted Earnings per Share from income/(loss) on discontinued
   operations
                                                                                   0.00          (0.07)
                                                                                ----------------------
BASIC AND DILUTED EARNINGS PER SHARE                                            $  1.13          $0.66
                                                                                ======================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)

                                                                                                  Accumulated
                                                         Additional                                 Other
                                                 Common    Paid-in  Comprehensive    Retained    Comprehensive  Treasury
                                                 Stock     Capital       Income      Earnings       Income       Stock      Total
                                               ------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                       $873      $13,153                   $22,629      $(1,201)      $(14,263) $21,191
    Net income                                                            $782            782                                  782
    Other comprehensive income, net of tax
      Unrealized losses on securities,
          net of reclassification
          adjustment
                                                                          (118)                       (118)                   (118)
                                                                    ---------------
    Comprehensive income
                                                                          $664
                                                                    ===============
    Cash dividends ($.45 per share)
                                                                                         (310)                                (310)
    Re-issuance of 1,476 shares of
       treasury stock                                           12
                                                                                                                       48       60
    Purchase of 154 shares of treasury
       stock
                                                                                                                       (7)      (7)
    Net purchases and distributions with
       ESOP                                                      1
                                                                                                                                 1
                                            ------------------------               -------------------------------------------------
BALANCES, MARCH 31, 2000                          $873      $13,166                   $23,101      $(1,319)      $(14,222) $21,599
                                            ========================               =================================================

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                Three Months
                                                                                Ended March
                                                                           2000              1999
                                                                         --------          --------
OPERATING ACTIVITIES
    Net income                                                           $    782          $    455
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                               503               165
      Provision for loan losses, discontinued operations                                         75
      Additional paid-in capital from release of ESOP shares                                     49
      Depreciation and amortization                                           368               317
      Deferred income tax                                                    (167)               23
      Investment securities amortization, net                                  26                52
      Loss on sale of investment securities                                                       5
      Gain on sale of loans                                                   (23)
      Proceeds from sales of loans                                          5,149
      Deferred loan fees                                                       (9)              (21)
      Unearned income                                                         (42)              146
      Net change in:
          Interest receivable                                                 196              (172)
          Interest payable                                                    364                95
          Other assets                                                         67             1,271
          Other liabilities                                                   296                52
                                                                         --------------------------
            Net cash provided by operating activities                       7,510             2,512
                                                                         --------------------------
INVESTING ACTIVITIES
    Net change in interest-bearing deposits                                    (3)               (1)
    Purchases of securities available for sale                             (5,000)          (24,158)
    Proceeds from maturities, calls, and principal repayments
       of securities available for sale                                     6,624             3,624
    Proceeds from sales of securities available for sale                                        920
    Proceeds from maturities, calls, and principal repayments of
       securities held to maturity                                                            1,678
    Net change in loans                                                    (7,300)           (6,663)
    Recoveries on loans previously charged-off                                154                92
    Purchases of premises and equipment                                       (69)             (554)
                                                                         --------------------------
            Net cash used by investing activities                          (5,594)          (25,032)
                                                                         --------------------------

FINANCING ACTIVITIES
    Net change in
      Deposits                                                             15,116             3,877
      Short-term borrowings                                               (10,000)              725
    Federal Home Loan Bank advance                                         25,225
    Repayment of Federal Home Loan Bank advance                           (50,000)
    Re-issuance of Treasury Stock                                              60
    Dividends paid                                                           (310)             (290)
    Purchase of treasury stock                                                 (7)             (956)
                                                                         --------------------------
            Net cash provided (used) by financing activities              (19,916)            3,356
                                                                         --------------------------
NET CHANGE IN CASH AND CASH EQUIVALENT                                    (18,000)          (19,164)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             34,844            31,869
                                                                         --------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 16,844          $ 12,708
                                                                         ==========================

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                                        $  5,806          $  3,674
    Income tax paid                                                           230                 0



See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the operating results for the full year of 2000 or 1999. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at March 31, 2000 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1999 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1999.

NOTE 2 - INVESTMENT SECURITIES

                                                                           2000

                                                                 Gross             Gross
                                                   Amortized   Unrealized         Unrealized   Fair
March 31                                              Cost       Gains             Losses      Value
----------------------------------------------------------------------------------------------------
Available for sale
    U.S. Treasury and federal agencies              $ 25,178      $    15       $   (854)    $ 24,339
    State and municipal                                4,214                        (136)       4,078
    FHLMC mortgage-backed securities                   6,428            1           (107)       6,322
    FNMA mortgage-backed securities                   15,945            9           (325)      15,629
    GNMA collateralized mortgage obligation
                                                       8,045                        (603)       7,442
    FHLMC collateralized mortgage obligation
                                                       5,843                         (24)       5,819
    FNMA collateralized mortgage obligation
                                                       2,241                         (46)       2,195
    Marketable equity securities                         315                        (104)         211
                                                 ----------------------------------------------------
    Total available for sale                        $ 68,209     $     25       $ (2,199)    $ 66,035
                                                 ====================================================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 2 - INVESTMENT SECURITIES

                                                                         1999
                                                             Gross                    Gross
                                                Amortized   Unrealized               Unrealized      Fair
December 31                                        Cost        Gains                  Losses         Value
----------------------------------------------------------------------------------------------------------

Available for sale
    U.S. Treasury and federal agencies            $30,428        $18                 $  (866)       $29,580
    State and Municipal                             4,230                               (130)         4,100
    FHLMC mortgage-backed securities                6,722         14                    (127)         6,609
    FNMA mortgage-backed securities                16,843         40                    (267)        16,616
    GNMA collateralized mortgage obligations        8,051                               (582)         7,469
    FHLMC collaterailzed mortgage obligation          964                                (19)           945
    FNMA collateralized mortgage obligations        2,307                                (32)         2,275
    Marketable equity securities                      315                                (29)           286
                                               ------------------------------------------------------------
            Total investment securities           $69,860        $72                 $(2,052)       $67,880

The amortized cost and fair value of securities available for sale at March 31, 2000, by contractual Maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Available for Sale
                                            Amortized        Fair
                                              Cost           Value
                                            -----------------------
Within one year                             $    33         $    33
One to five years                            16,618          16,245
Five to ten years                             6,058           5,733
After ten years                               6,683           6,406
                                            -----------------------
                                             29,392          28,417

Mortgage-backed securities                   22,373          21,951
Collateralized mortgage obligations          16,129          15,456
Marketable equity securities                    315             211
                                            -----------------------
                                            $68,209         $66,035
                                            =======================

There were no sales of securities available for sale during the three months ending March 31, 2000.

During 1999, debt securities with an amortized cost of $10.050 million were transferred from held to maturity to available for sale so the Bank could minimize the tax consequences of holding tax-exempt securities. The securities had an unrealized gain of approximately $350 thousand. There were no transfers between classifications in the three months ended March 31, 2000.

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 3 - LOANS

                                 MARCH 31,       December 31,
                                   2000             1999
                                 --------         --------
Commercial loans                 $ 92,606         $ 89,361
Mortgage warehouse loans           82,940           85,542
Real estate loans                 153,138          154,717
Installment loans                  67,677           64,737
                                 -------------------------
            Total loans          $396,361         $394,357
                                 =========================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

                                                          MARCH 31,       December 31,
                                                            2000             1999
                                                          -----------------------------
Allowance for loan losses
    Balances, beginning of period                         $ 3,273          $ 2,787
    Provision for losses, operations                          503            1,100
    Provision for losses, discontinued operations                              250
    Recoveries on loans                                       154              363
    Loans charged off                                        (221)          (1,227)
                                                          ------------------------
            Balances, end of period                       $ 3,709          $ 3,273
                                                          ========================

NOTE 5 - NONPERFORMING ASSETS

                                       March 31,    December 31
                                          2000          1999
                                      -------------------------
Nonperforming loans                     $1,769         $1,574
Other real estate owned                    137
                                        ---------------------
     Total nonperforming assets         $1,906         $1,574
                                        =====================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 6 - OTHER COMPREHENSIVE INCOME

Three Months Ended March 31                                                     2000
                                                                               -----
Unrealized gains (losses) on securities:
    Unrealized holding losses arising during the period                        $(179)
                                                                               -----
    Less: reclassification adjustment for gains realized in net income
            Net unrealized losses                                               (179)
Tax benefit                                                                       61
                                                                               -----
            Other comprehensive income                                         $(118)
                                                                               =====

NOTE 7 - DISCONTINUED OPERATIONS

At their April, 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. On August 13, 1999 substantially all of the assets of The Loan Store, Inc. were sold. On March 31, 2000, loans totaling approximately $250 thousand were repurchased from the purchaser as outlined in the purchase agreement. No further recourse exists as a result of this transaction. As of March 31, 2000, the remaining assets of The Loan Store, Inc. were $340 thousand.

NOTE 8 - ESOP

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP") as of December 31, 1999. The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. All remaining shares were allocated to participants. The expense related to the termination of the ESOP was recorded in the 3rd quarter of 1999 and resulted in an expense of $2.073 million for the year ended December 31, 1999. The expense recorded was based upon the price of Horizon Bancorp stock. An independent valuation firm performed a valuation of Horizon Stock and determined the market price of the stock was $44.00 per share as of December 31, 1999. The retirement plans of Horizon Bancorp own approximately 22% of the outstanding shares.

                        HORIZON BANCORP AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

Item 2  - Introduction

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

Financial Condition
-------------------

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2000, cash and cash equivalents decreased by $18 million and were used to repay short term borrowings and Federal Home Loan Bank advances. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at March 31, 2000, Bank has available approximately $103 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 1999 to March 31, 2000.

Capital Resources
-----------------

The capital resources of Horizon and Bank exceed regulatory capital ratios for "well capitalized" banks at March 31, 2000. Stockholders' equity totaled $29.406 million ($7.807 million from ESOP) as of March 31, 2000 compared to $28.999 million ($7.808 million from ESOP) as of December 31, 1999. The change in stockholders' equity during the three months ended March 31, 2000 is the result of the decrease in the market value of investment securities available for sale accounted for as a reduction of stockholders' equity and net income, net of dividends paid. At March 31, 2000, the ratio of stockholders' equity to assets was 5.80% compared to 5.51% at December 31, 1999.

There have been no other material changes in Horizon's capital resources from December 31, 1999 to March 31, 2000.

                        HORIZON BANCORP AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

Material Changes in Financial Condition - March 31, 2000 compared to December
-----------------------------------------------------------------------------
31, 1999
--------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During the first quarter of 2000, nearly $64 million in short-term borrowings and Federal Home Loan Bank advances were repaid with cash that became available for use in Horizon's Federal Reserve account and by the increase in interest-bearing deposit accounts. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 1990 to March 31, 2000.

Results of Operations
---------------------

Material changes in results of operations - March 31, 2000 compared to March 31,
--------------------------------------------------------------------------------
2000
----

During the three months ended March 31, 2000, net income totaled $782 thousand or $1.13 per share compared to $445 thousand or $0.66 per share for the same period in 1999.

Net interest income was $4.454 million for the three months ended March 31, 2000 compared to $3.582 million for the same period 1999. The increase attributable to the addition of the mortgage warehousing program which began in October 1999.

The provision for loan losses totaled $503 thousand for the three months ended March 31, 2000 compared to $165 thousand for the same period in 1999. The increase in the provision is available for losses inherent in the entire loan portfolio. The allowance for loan losses to total loans is .94% at March 31, 2000 compared to .83% at December 31, 1999.

Total non-interest income for the three months ended March 31, 2000 increased $250 thousand or 18.23% from the same period in 1999. The two primary components of the change were an increase in fiduciary fees of $186 thousand and the addition of transaction fees related the mortgage warehousing program that began in October 1999.

Non-interest expense increased $222 thousand or 5.46% for the three months ended March 31, 2000 compared to the same period in 1999.

                        HORIZON BANCORP AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

Results of Operations (continued)
---------------------------------

At their April, 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. On August 13, 1999 substantially all of the assets of The Loan Store, Inc. were sold. On March 31, 2000, loans totaling approximately $250 thousand were repurchased from the purchaser as outlined in the purchase agreement. No further recourse exists as a result of this transaction. As of March 31, 2000, the remaining assets of The Loan Store, Inc. were $340 thousand.

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP") as of December 31, 1999. The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. All remaining shares were allocated to participants. The expense related to the termination of the ESOP was recorded in the 3rd quarter of 1999 and resulted in an expense of $2.073 million for the year ended December 31, 1999. The expense recorded was based upon the price of Horizon Bancorp stock. An independent valuation firm performed a valuation of Horizon Stock and determined the market price of the stock was $44.00 per share as of December 31, 1999. The retirement plans of Horizon Bancorp own approximately 22% of the outstanding shares.

There have been no other material changes in the results of operations of Horizon for three months ending March 31, 2000 and 1999.

Forward-Looking Statements
--------------------------

Certain statements in this section constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

    Not Applicable

ITEM 5.   OTHER INFORMATION
-------   -----------------

    Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    a.  Financial Data Schedule

    b. No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HORIZON BANCORP

5/03/2000                      /s/ Robert C. Dabagia
------------------------       ---------------------
Date:                          BY: Robert C. Dabagia
                                   Chairman and Chief Executive Officer

5/03/2000                      /s/ Diana E. Taylor
------------------------       -------------------
Date:                          BY: Diana E. Taylor
                                   Senior Vice President and Chief
                                   Financial Officer