Form 10-Q
period 2000-06-30
HORIZON BANCORP /IN/
filed 2000-08-08
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended JUNE 30, 2000 commission file number 0-10792
                             -------------                        -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)


                 INDIANA                                 35-1562417
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

515 FRANKLIN SQUARE, MICHIGAN CITY, INDIANA                 46360
-------------------------------------------                 -----
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

                                    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                            685,824  at  JULY 31, 2000
                            -------      -------------

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts in Thousands)

                                                                                          JUNE 30,            DECEMBER 31,
                                                                                            2000                  1999
                                                                                     -------------------- ----------------------

ASSETS
   Cash and due from banks                                                                  $  34,232            $  34,670
   Interest-bearing demand deposits                                                                                    174
                                                                                     -------------------- ----------------------
   Cash and cash equivalents                                                                   34,232               34,844
   Interest-bearing deposits                                                                      237                  232
   Investment securities, available for sale                                                   67,790               67,880
   Loans, net of allowance for loan losses of $4,088 and $3,273                               399,193              391,084
   Premises and equipment                                                                      17,468               18,134
   Federal Reserve and Federal Home Loan Bank stock                                             6,238                5,897
   Interest receivable                                                                          2,852                2,780
   Other assets                                                                                 5,663                5,145
                                                                                     -------------------- ----------------------

         Total assets                                                                        $533,673             $525,996
                                                                                     ==================== ======================

LIABILITIES
   Deposits
     Noninterest bearing                                                                    $  41,669            $  44,890
     Interest bearing                                                                         332,868              318,778
                                                                                     -------------------- ----------------------
         Total deposits                                                                       374,537              363,668
   Short-term borrowings                                                                       14,700               24,500
   Federal Home Loan Bank advances                                                            110,320              105,000
   Interest payable                                                                             1,002                  920
   Other liabilities                                                                            3,005                2,909
                                                                                     -------------------- ----------------------
         Total liabilities                                                                    503,564              496,997
                                                                                     -------------------- ----------------------

COMMITMENTS AND CONTINGENCIES


EQUITY RECEIVED FROM CONTRIBUTIONS AND
   DIVIDENDS TO THE ESOP                                                                        7,113                7,808

STOCKHOLDERS' EQUITY
   Common stock, $1 stated value
     Authorized -- 5,000,000 shares
     Issued-- 1,038,428 shares, less ESOP shares of
       147,952  and 165,309                                                                       890                  873
   Additional paid-in capital                                                                  13,843               13,153
   Retained earnings                                                                           23,848               22,629
   Accumulated other comprehensive loss                                                        (1,203)              (1,201)
   Less treasury stock, at cost, 352,451 and 350,293 shares                                   (14,382)             (14,263)
                                                                                     -------------------- ----------------------
         Total stockholders' equity                                                            22,996               21,191
                                                                                     -------------------- ----------------------

         Total liabilities and stockholders' equity                                          $533,673             $525,996
                                                                                     ==================== ======================

   See notes to consolidated financial statements.


                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                    THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                                  ------------------------------- -------------------------------
                                                                       2000            1999            2000            1999
                                                                  ---------------- -------------- --------------- ---------------

INTEREST INCOME
   Loans receivable                                                     $  9,066         $  6,156      $  17,751       $  12,117
   Investment securities:
       Taxable                                                             1,219            1,357          2,427           2,576
       Tax exempt                                                              2               60              5             161
                                                                  ---------------- -------------- --------------- ---------------
         Total interest income                                            10,287            7,573         20,183          14,854
                                                                  ---------------- -------------- --------------- ---------------

INTEREST EXPENSE
   Deposits                                                                3,766            3,149          7,961           6,124
   Federal funds purchased and short-term borrowings                         222                             329               3
   Federal Home Loan Bank advances                                         1,465              730          2,605           1,451
                                                                  ---------------- -------------- --------------- ---------------
         Total interest expense                                            5,453            3,879         10,895           7,578
                                                                  ---------------- -------------- --------------- ---------------

NET INTEREST INCOME                                                        4,834            3,694          9,288           7,276
   Provision for loan losses                                                 502              179          1,005             344
                                                                  ---------------- -------------- --------------- ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

                                                                           4,332            3,515          8,283           6,932
                                                                  ---------------- -------------- --------------- ---------------

OTHER INCOME
   Service charges on deposit accounts                                       521              525            983           1,014
   Fiduciary activities                                                      710              537          1,377           1,018
   Commission income from insurance agency                                   174              180            403             415
   Income from reinsurance company                                            22               27             60              81
   Gain on sale of securities                                                                 176                            176
   Other income                                                              401               92            626             204
                                                                  --------------- --------------- ---------------- --------------
         Total other income                                                1,828            1,537          3,449           2,908
                                                                  ---------------- -------------- --------------- ---------------

OTHER EXPENSES
   Salaries and employee benefits                                          2,138            2,232          4,393           4,385
   Net occupancy expenses                                                    443              388            889             794
   Data processing and equipment expenses                                    545              509          1,059           1,028
   Other expenses                                                          1,308            1,026          2,379           2,014
                                                                  --------------- --------------- ---------------- --------------
         Total other expenses                                              4,434            4,155          8,720           8,221
                                                                  ---------------- -------------- --------------- ---------------

Income Before Income Tax                                                   1,726              897          3,012           1,619
   Income tax expense                                                        677              267          1,183             502
                                                                  ---------------- -------------- --------------- ---------------

NET INCOME FROM CONTINUING OPERATIONS                                      1,049              630          1,829           1,117
                                                                  ---------------- -------------- --------------- ---------------


                        HORIZON BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME - CONTINUED
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                     THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                                  -------------------------------- --------------------------------
                                                                       2000             1999            2000             1999
                                                                  ---------------- --------------- ---------------- ---------------

DISCONTINUED OPERATIONS

   Income (loss) from operation of discontinued
     subsidiary (less tax benefit of
     $6 in 2000 and $56 in 1999)                                     $         8         $    (39)     $       10          $   (82)

   Loss on disposal of subsidiary, including
     provision for operating losses
     during phase-out period (less tax benefit
     of $32 in 1999)                                                                          (50)                             (49)
                                                                  ---------------- --------------- ---------------- ---------------
         Total income (loss) from discontinued operations
                                                                               8              (89)             10             (131)
                                                                  ---------------- --------------- ---------------- ---------------

NET INCOME                                                              $  1,057          $   541        $  1,839            $ 986
                                                                  ================ =============== ================ ===============


Basic and Diluted Earnings per Share from continuing operations
                                                                        $  1.52         $   0.96        $   2.65           $ 1.68

Basic and Diluted Earnings per Share from income (loss) on
   discontinued operations                                                 0.01            (0.14)           0.01            (0.20)
                                                                  ---------------- --------------- ---------------- ---------------

BASIC AND DILUTED EARNINGS PER SHARE                                    $  1.53         $   0.82        $   2.66           $ 1.48
                                                                  ================ =============== ================ ===============

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)

                                                                                        Accumulated
                                               Additional                                  Other
                                                 Paid-in    Comprehensive   Retained   Comprehensive    Treasury
                                 Common Stock    Capital        Income      Earnings        Loss          Stock        Total
                                 ------------- ------------ --------------- ---------- --------------- ------------ ------------


BALANCES, DECEMBER 31, 1999             $873     $13,153                     $22,629       $(1,201)     $(14,263)     $21,191


   Net income                                                    $1,839        1,839                                    1,839
   Other comprehensive income,
     net of tax
     Unrealized losses on
       securities

                                                                     (2)                        (2)                        (2)
                                                            ---------------
   Comprehensive income

                                                                 $1,837
                                                            ===============
   Cash dividends ($.90 per
     share)                                                                     (620)                                    (620)

   Re-issuance of 1,476 shares
     of treasury stock                                12                                                      48           60

   Purchase of 3,788 shares of
     treasury stock                                                                                         (167)        (167)

   Net purchases and
     distributions with ESOP              17         678                                                                  695
                                 ------------- ------------                 ---------- --------------- ------------ ------------

BALANCES, JUNE 30, 2000                 $890     $13,843                     $23,848       $(1,203)     $(14,382)     $22,996
                                 ============= ============                 ========== =============== ============ ============

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                      Six Months
                                                                                                    Ended June 30
                                                                                         -------------------------------------
                                                                                               2000               1999
                                                                                         ----------------- -------------------

OPERATING ACTIVITIES
   Net income                                                                              $     1,839          $    986
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                                                   1,005               540
     Additional paid-in capital from release of ESOP shares                                                           98
     Depreciation and amortization                                                                 730               655
     Deferred income tax                                                                          (167)              (23)
     Investment securities amortization, net                                                        48               109
     Gain on sale of investment securities                                                                          (176)
     Loss on disposal of fixed assets                                                                                 21
     Gain on sale of loans                                                                        (170)
     Proceeds from sales of loans                                                               13,340
     Deferred loan fees                                                                           ( 30)              (44)
     Unearned income                                                                              (140)              292
     Net change in:
       Interest receivable                                                                         (72)             (331)
       Interest payable                                                                             82               (31)
       Other assets                                                                               (350)            1,581
       Other liabilities                                                                            96             4,763
                                                                                         ----------------- -------------------
         Net cash provided by operating activities                                              16,211             8,440
                                                                                         ----------------- -------------------

INVESTING ACTIVITIES~
   Net change in interest-bearing deposits                                                          (5)               (3)
   Purchases of securities available for sale                                                   (7,908)          (30,644)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                                            7,947            13,533
   Proceeds from sales of securities available for sale                                                            8,257
   Proceeds from maturities, calls, and principal repayments of
     securities held to maturity                                                                                   2,000
   Purchase of Federal Home Loan Bank stock                                                       (341)
   Net change in loans                                                                         (22,336)          (15,398)
   Recoveries on loans previously charged-off                                                      222               171
   Purchases of premises and equipment                                                             (64)           (1,161)
                                                                                         ----------------- -------------------
         Net cash used by investing activities                                                 (22,485)          (23,245)
                                                                                         ----------------- -------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                   10,869            20,213
     Short-term borrowings                                                                      (9,800)             (600)
   Federal Home Loan Bank advance                                                               65,320
   Repayment of Federal Home Loan Bank advance                                                 (60,000)
   Re-issuance of Treasury Stock                                                                    60
   Dividends paid                                                                                 (620)             (576)
   Purchase of treasury stock                                                                     (167)           (2,313)
                                                                                         ----------------- -------------------
         Net cash provided by financing activities                                               5,662            16,724
                                                                                         ----------------- -------------------

NET CHANGE IN CASH AND CASH EQUIVALENT                                                            (612)            1,919

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  34,844            31,869
                                                                                         ----------------- -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $34,232           $33,788
                                                                                         ================= ===================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                              $ 10,977          $  7,767
   Income tax paid                                                                               1,230               150


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the operating results for the full year of 2000 or 1999. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at June 30, 2000 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 1999 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1999.

NOTE 2 - INVESTMENT SECURITIES

                                                                                        2000
                                                       -----------------------------------------------------------------------
                                                                              Gross             Gross
                                                          Amortized        Unrealized         Unrealized           Fair
June 30                                                      Cost             Gains             Losses             Value
------------------------------------------------------ ----------------- ----------------- ---------------- ------------------

Available for sale
   U.S. Treasury and federal agencies                       $ 24,918        $       23          $   (782)        $ 24,159
   State and municipal                                         5,250                13              (152)           5,111
   FHLMC mortgage-backed securities                            6,195                 8              (108)           6,095
   FNMA mortgage-backed securities                            15,174                22              (310)          14,886
   GNMA collateralized mortgage obligation
                                                               8,039                                (570)           7,469
   FHLMC collateralized mortgage obligation
                                                               5,844                                 (20)           5,824
   FNMA collateralized mortgage obligation
                                                               4,039                37               (41)           4,035
    Marketable equity securities                                 315                                (104)             211
                                                       ----------------- ----------------- ---------------- ------------------

   Total available for sale                                 $ 69,774         $     103          $ (2,087)        $ 67,790
                                                       ================= ================= ================ ==================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 2 - INVESTMENT SECURITIES

                                                                                             1999
                                                           ------------------------------------------------------------------------
                                                                                  Gross              Gross
                                                               Amortized        Unrealized         Unrealized             Fair
December 31                                                       Cost             Gains             Losses               Value
---------------------------------------------------------- ----------------- ----------------- ------------------ -----------------

Available for sale
   U.S. Treasury and federal agencies                              $30,428               $18           $  (866)           $29,580
   State and Municipal                                               4,230                                (130)             4,100
   FHLMC mortgage-backed securities                                  6,722                14              (127)             6,609
   FNMA mortgage-backed securities                                  16,843                40              (267)            16,616
   GNMA collateralized mortgage obligations                          8,051                                (582)             7,469
   FHLMC collateralized mortgage obligation                            964                                 (19)               945
   FNMA collateralized mortgage obligations                          2,307                                 (32)             2,275
   Marketable equity securities                                        315                                 (29)               286
                                                           ----------------- ----------------- ------------------ ------------------

         Total investment securities                               $69,860               $72           $(2,052)           $67,880
                                                           ================= ================= ================== ==================

The amortized cost and fair value of securities available for sale at June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                   Available for Sale
                                                                                           -----------------------------------
                                                                                              Amortized            Fair
                                                                                                 Cost             Value
                                                                                           ----------------- -----------------

Within one year                                                                                $   1,031         $   1,035
One to five years                                                                                 15,588            15,265
Five to ten years                                                                                 10,249             9,934
After ten years                                                                                    3,300             3,036
                                                                                           ----------------- -----------------
                                                                                                  30,168            29,270

Mortgage-backed securities                                                                        21,369            20,981
Collateralized mortgage obligations                                                               17,922            17,328
Marketable equity securities                                                                         315               211
                                                                                           ----------------- -----------------

                                                                                                $ 69,774          $ 67,790
                                                                                           ================= =================

There were no sales of securities available for sale during the six months ended June 30, 2000.

During 1999, debt securities with an amortized cost of $10.050 million were transferred from held to maturity to available for sale so the Bank could minimize the tax consequences of holding tax-exempt securities. The securities had an unrealized gain of approximately $350 thousand. There were no transfers between classifications in the six months ended June 30, 2000.

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 3 - LOANS

                                                                   JUNE 30,          December 31,
                                                                    2000                 1999
                                                            --------------------- -------------------

Commercial loans                                                  $  89,255             $  89,361
Mortgage warehouse loans                                            100,142                85,542
Real estate loans                                                   141,351               154,717
Installment loans                                                    72,533                64,737
                                                            --------------------- -------------------

         Total loans                                               $403,281              $394,357
                                                            ===================== ===================


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

                                                                  JUNE 30,          December 31,
                                                                    2000                 1999
                                                            --------------------- -------------------

Allowance for loan losses
   Balances, beginning of period                                 $    3,273             $   2,787
   Provision for losses, operations                                   1,005                 1,100
   Provision for losses, discontinued operations                                              250
   Recoveries on loans                                                  222                   363
   Loans charged off                                                   (412)               (1,227)
                                                            --------------------- -------------------

         Balances, end of period                                  $   4,088              $  3,273
                                                            ===================== ===================


NOTE 5 - NONPERFORMING ASSETS

                                                                  JUNE 30,         December 31
                                                                    2000               1999
                                                            --------------------- -------------------

Nonperforming loans                                               $  1,770              $    1,574
Other real estate owned
                                                            --------------------- -------------------

     Total nonperforming assets                                   $  1,770              $    1,574
                                                            ===================== ===================


                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 6 - OTHER COMPREHENSIVE INCOME

Six Months Ended June 30                                                                             2000
                                                                                               ------------------

Unrealized losses on securities:
   Unrealized holding losses arising during the period                                                 $  (3)
   Less: reclassification adjustment for gains (losses) realized in net income
                                                                                               ------------------
         Net unrealized losses                                                                            (3)

Tax benefit                                                                                                1
                                                                                               ------------------

         Other comprehensive loss                                                                      $  (2)
                                                                                               ==================


NOTE 7 - DISCONTINUED OPERATIONS

At its April 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. On August 13, 1999 substantially all of the assets of The Loan Store, Inc. were sold. On March 31, 2000, loans totaling approximately $250 thousand were repurchased from the purchaser as outlined in the purchase agreement. No further recourse exists as a result of this transaction. As of June 30, 2000, the remaining loans of The Loan Store, Inc. were $242 thousand.

NOTE 8 - ESOP

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan ("ESOP") as of December 31, 1999. The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. All remaining shares were allocated to participants. The expense related to the termination of the ESOP was recorded in the third quarter of 1999 and resulted in an expense of $2.073 million for the year ended December 31, 1999. The expense recorded was based upon the price of Horizon Bancorp stock. An independent valuation firm performed a valuation of Horizon Stock and determined the market price of the stock was $44.00 per share as of December 31, 1999. The retirement plans of Horizon Bancorp own approximately 22% of the outstanding shares.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2000

Item 2  - Introduction

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

Financial Condition
-------------------

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 2000, cash and cash equivalents decreased by $612 thousand. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at June 30, 2000, the Bank has available approximately $72 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 1999 to June 30, 2000.

Capital Resources
-----------------

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at June 30, 2000. Stockholders' equity totaled $30.109 million ($7.113 million from ESOP) as of June 30, 2000 compared to $28.999 million ($7.808 million from ESOP) as of December 31, 1999. The change in stockholders' equity during the six months ended June 30, 2000 is the result of repurchases of treasury stock and net income, net of dividends paid. At June 30, 2000, the ratio of stockholders' equity to assets was 5.64% compared to 5.51% at December 31, 1999. Horizon did not issue trust preferred stock as anticipated and disclosed in the 1999 annual report.

There have been no other material changes in Horizon's capital resources from December 31, 1999 to June 30, 2000.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2000

Material Changes in Financial Condition - June 30, 2000 compared to December 31,
--------------------------------------------------------------------------------
1999
----

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During the first six months of 2000, deposits increased nearly $11 million and the Bank sold over $13 million in residential mortgage loans. These moneys were used to fund growth in consumer loans and warehouse loans. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 1999 to June 30, 2000.

Results of Operations
---------------------

Material changes in results of operations - June 30, 2000 compared to June 30,
------------------------------------------------------------------------------
1999
----

During the six months ended June 30, 2000, net income totaled $1.839 million or $2.66 per share compared to $986 thousand or $1.48 per share for the same period in 1999.

Net interest income was $9.288 million for the six months ended June 30, 2000 compared to $7.276 million for the same period 1999. The increase attributable to the addition of the mortgage warehousing program which began in October 1999.

The provision for loan losses totaled $1.005 million for the six months ended June 30, 2000 compared to $344 thousand for the same period in 1999. The increase in the provision is available for losses inherent in the entire loan portfolio. The allowance for loan losses to total loans is 1.01% at June 30, 2000 compared to .83% at December 31, 1999.

Total non-interest income for the six months ended June 30, 2000 increased $541 thousand or 18.60% from the same period in 1999. The two primary components of the change were an increase in fiduciary fees of $359 thousand and the addition of transaction fees related to the mortgage warehousing program that began in October 1999.

Non-interest expense increased $499 thousand or 6.07% for the six months ended June 30, 2000 compared to the same period in 1999.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2000

Results of Operations (continued)
---------------------------------

At its April, 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. On August 13, 1999 substantially all of the assets of The Loan Store, Inc. were sold. On March 31, 2000, loans totaling approximately $250 thousand were repurchased from the purchaser as outlined in the purchase agreement. No further recourse exists as a result of this transaction. As of June 30, 2000, the remaining loans of The Loan Store, Inc. were $242 thousand.

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

There have been no other material changes in the results of operations of Horizon for six months ending June 30, 2000 and 1999.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 1999 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since it was reported in Form 10-K.

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

                        HORIZON BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

    Not Applicable

ITEM 5.   OTHER INFORMATION
---------------------------

    Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    a.  Financial Data Schedule

    b. No reports on Form 8-K were filed during the six months ended June 30, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HORIZON BANCORP

8/04/2000                 /s/ Robert C. Dabagia
----------------          ------------------------------------------------------
Date:                     BY: Robert C. Dabagia
                              Chairman and Chief Executive Officer

8/04/2000                 /s/ Diana E. Taylor
----------------          ------------------------------------------------------
Date:                     BY: Diana E. Taylor
                              Senior Vice President and Chief Financial Officer