Form 10-Q
period 2000-09-30
HORIZON BANCORP /IN/
filed 2000-11-13
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended SEPTEMBER 30, 2000 commission file number 0-10792
                           ------------------                        -------

                                 HORIZON BANCORP
                                 ---------------
             (Exact name of registrant as specified in its charter)


                  INDIANA                                  35-1562417
----------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
     or organization)                                         No.)

515 FRANKLIN SQUARE, MICHIGAN CITY, INDIANA                 46360
-------------------------------------------                 -----
     (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (219) 879-0211
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                   ----------
           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                               ------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           670,352 at OCTOBER 19, 2000
                           -------    ----------------

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts in Thousands)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2000          1999
                                                               ------------------ ----------------

ASSETS
   Cash and due from banks                                           $  31,812       $  34,670
   Interest-bearing demand deposits                                        432             174
   Federal funds sold                                                    3,800
                                                                     ---------       ---------
   Cash and cash equivalents                                            36,044          34,844
   Interest-bearing deposits                                               236             232
   Investment securities, available for sale                            66,611          67,880
   Loans, net of allowance for loan losses of $4,493 and $3,273        399,045         391,084
   Premises and equipment                                               17,275          18,134
   Federal Reserve and Federal Home Loan Bank stock                      6,238           5,897
   Interest receivable                                                   3,012           2,780
   Other assets                                                          5,745           5,145
                                                                     ---------       ---------
         Total assets                                                $ 534,206       $ 525,996
                                                                     =========       =========

LIABILITIES

   Deposits
     Noninterest bearing                                             $  39,599       $  44,890
     Interest bearing                                                  376,456         318,778
                                                                     ---------       ---------
         Total deposits                                                416,055         363,668
   Short-term borrowings                                                 6,757          24,500
   Federal Home Loan Bank advances                                      75,320         105,000
   Interest payable                                                      1,362             920
   Other liabilities                                                     3,628           2,909
                                                                     ---------       ---------
         Total liabilities                                             503,122         496,997
                                                                     ---------       ---------

COMMITMENTS AND CONTINGENCIES


EQUITY RECEIVED FROM CONTRIBUTIONS AND
   DIVIDENDS TO THE ESOP                                                 6,883           7,808
                                                                     ---------       ---------

STOCKHOLDERS' EQUITY
   Common stock, $1 stated value
     Authorized -- 5,000,000 shares
     Issued-- 1,038,428 shares, less ESOP shares of
        139,637 and 165,309                                                899             873
   Additional paid-in capital                                           14,064          13,153
   Retained earnings                                                    24,752          22,629
   Accumulated other comprehensive loss                                   (782)         (1,201)
   Less treasury stock, at cost, 360,423 and 350,293 shares            (14,732)        (14,263)
                                                                     ---------       ---------
         Total stockholders' equity                                     24,201          21,191
                                                                     ---------       ---------
         Total liabilities and stockholders' equity                  $ 534,206       $ 525,996
                                                                     =========       =========

   See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)



                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30                 SEPTEMBER 30
                                                          ----------------------       ----------------------
                                                            2000          1999            2000           1999
                                                          --------      --------       --------      --------
INTEREST INCOME
   Loans receivable                                       $  9,641      $  6,254       $ 27,392      $ 18,371
   Investment securities:
       Taxable                                               1,255         1,268          3,682         3,844
       Tax exempt                                                3             3              8           164
                                                          --------      --------       --------      --------
         Total interest income                              10,899         7,525         31,082        22,379
                                                          --------      --------       --------      --------

INTEREST EXPENSE
   Deposits                                                  4,706         3,060         12,667         9,184
   Federal funds purchased and short-term borrowings
                                                               144            10            473            13
   Federal Home Loan Bank advances                           1,324           745          3,929         2,196
                                                          --------      --------       --------      --------
         Total interest expense                              6,174         3,815         17,069        11,393
                                                          --------      --------       --------      --------

NET INTEREST INCOME                                          4,725         3,710         14,013        10,986
   Provision for loan losses                                   503           200          1,508           545
                                                          --------      --------       --------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                                             4,222         3,510         12,505        10,441
                                                          --------      --------       --------      --------

OTHER INCOME
   Service charges on deposit accounts                         534           523          1,517         1,537
   Fiduciary activities                                        671           518          2,048         1,536
   Commission income from insurance agency                     216           206            619           621
   Income from reinsurance company                              27            39             87           120
   Gain on sale of mortgage loans                              127                          297            10
   Gain on sale of securities                                                 33                          209
   Wire transfer fee income                                    114                          381            31
   Other income                                                112           147            301           310
                                                          --------      --------       --------      --------
         Total other income                                  1,801         1,466          5,250         4,374
                                                          --------      --------       --------      --------

OTHER EXPENSES
   Salaries and employee benefits                            2,279         2,279          6,672         6,664
   ESOP termination expense                                                1,959                        1,959
   Net occupancy expenses                                      441           458          1,330         1,252
   Data processing and equipment expenses                      527           517          1,586         1,545
   Other expenses                                            1,226         1,223          3,605         3,236
                                                          --------      --------       --------      --------
         Total other expenses                                4,473         6,436         13,193        14,656
                                                          --------      --------       --------      --------

Income Before Income Tax                                     1,550        (1,460)         4,562           159
   Income tax expense                                          349           132          1,532           634
                                                          --------      --------       --------      --------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                 1,201        (1,592)         3,030          (475)
                                                          --------      --------       --------      --------

                        HORIZON BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME - CONTINUED
              (Dollar Amounts in Thousands, Except Per Share Data)


                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30                  SEPTEMBER 30
                                                                    -------------------------     -------------------------
                                                                       2000            1999           2000           1999
                                                                    ---------       ---------     ---------       ---------
DISCONTINUED OPERATIONS
   Income (loss) from operation of discontinued
     subsidiary (less tax benefit of
     $6 in 2000 and $56 in 1999)                                    $      12        $           $      22       $      (81)
   Loss on disposal of subsidiary, including
     provision for operating losses
     during phase-out period (less tax benefit
     of $32 in 1999)                                                                      (20)                          (70)
                                                                    ---------       ---------     ---------       ---------
         Total income (loss) from discontinued operations                  12             (20)           22            (151)
                                                                    ---------       ---------     ---------       ---------

NET INCOME (LOSS)                                                   $   1,213       $  (1,612)    $   3,052       $    (626)
                                                                    =========       =========     =========       =========


Basic and Diluted Earnings (Loss) per Share from continuing
   operations                                                       $    1.75       $   (2.63)    $    4.40       $   (0.95)

Basic and Diluted Earnings (Loss) per Share from income (loss)
   on discontinued operations                                            0.02           (0.03)         0.03           (0.23)
                                                                    ---------       ---------     ---------       ---------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                         $    1.77       $   (2.66)    $    4.43       $   (1.18)
                                                                    =========       =========     =========       =========

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)


                                                                                            Accumulated
                                                   Additional                                  Other
                                     Common Stock  Paid-in     Comprehensive   Retained    Comprehensive   Treasury
                                                    Capital        Income      Earnings        Loss          Stock        Total
                                     ------------- ----------- --------------- ---------- ---------------- ----------- ------------


BALANCES, DECEMBER 31, 1999                 $873     $13,153                    $22,629       $(1,201)      $(14,263)    $21,191


   Net income                                                       $3,052        3,052                                    3,052
   Other comprehensive income, net
     of tax
     Unrealized gain on securities
                                                                       419                        419                        419
                                                               ---------------
   Comprehensive income
                                                                    $3,471
                                                               ===============
   Cash dividends ($1.35 per share)
                                                                                   (929)                                    (929)
   Re-issuance of 1,476 shares of
     treasury stock                                       12
                                                                                                                  48          60
   Purchase of 11,760 shares of
     treasury stock
                                                                                                                (517)       (517)
   Net purchases and distributions
     with ESOP
                                              26         899                                                                 925
                                     ------------- -----------                 ---------- ---------------- ----------- ------------


BALANCES, SEPTEMBER 30, 2000                $899     $14,064                    $24,752       $  (782)      $(14,732)    $24,201
                                     ============= ===========                 ========== ================ =========== ============



See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                     Nine Months
                                                                                                  Ended September 30
                                                                                         -------------------------------------
                                                                                               2000               1999
                                                                                         ----------------- -------------------
OPERATING ACTIVITIES
   Net income (loss)                                                                       $     3,052         $    (626)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for loan losses                                                                   1,508               545
     Provision for loan losses, discontinued operations                                                              250
     Additional paid-in capital from release of ESOP shares                                                          304
     Depreciation and amortization                                                               1,085             1,040
     Deferred income tax                                                                          (888)              (23)
     Investment securities amortization, net                                                        76               142
     Gain on sale of investment securities                                                                          (176)
     Loss on disposal of fixed assets                                                                                 90
     Loss on other real estate owned
     Gain on sale of loans                                                                        (297)
     Proceeds from sales of loans                                                               24,475             5,087
     Deferred loan fees                                                                            (42)              (45)
     Unearned income                                                                              (163)              221
     Net change in:
       Interest receivable                                                                        (232)             (117)
       Interest payable                                                                            442               (49)
       Other assets                                                                                 14             1,600
       Other liabilities                                                                           719             2,436
                                                                                         ----------------- -------------------
         Net cash provided by operating activities                                              29,749            10,679
                                                                                         ----------------- -------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                          (4)               (4)
   Purchases of securities available for sale                                                   (7,908)          (35,250)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                                            9,794            16,342
   Proceeds from sales of securities available for sale                                                           11,562
   Proceeds from maturities, calls, and principal repayments of
     securities held to maturity                                                                                   2,000
   Purchase of Federal Home Loan Bank stock                                                       (341)
   Net change in loans                                                                         (33,710)          (19,012)
   Recoveries on loans previously charged-off                                                      268               289
   Purchases of premises and equipment                                                            (226)           (1,093)
                                                                                         ----------------- -------------------
         Net cash used by investing activities                                                 (32,127)          (25,166)
                                                                                         ----------------- -------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                   52,387             4,107
     Short-term borrowings                                                                     (17,743)           (3,350)
   Federal Home Loan Bank advance                                                               85,320
   Repayment of Federal Home Loan Bank advance                                                (115,000)
   Re-issuance of treasury stock                                                                    60
   Dividends paid                                                                                 (929)             (855)
   Purchase of treasury stock                                                                     (517)           (2,339)
                                                                                         ----------------- -------------------
         Net cash provided (used) by financing activities                                        3,578            (2,437)
                                                                                         ----------------- -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          1,200           (16,924)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  34,844            31,869
                                                                                         ----------------- -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $36,044           $14,945
                                                                                         ================= ===================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                              $ 17,511          $ 11,442
   Income tax paid                                                                               1,780               230


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the operating results for the full year of 2000 or 1999. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at September 30, 2000 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1999 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 1999.


NOTE 2 - INVESTMENT SECURITIES

                                                                                        2000
                                                       -----------------------------------------------------------------------
                                                                                Gross           Gross
                                                            Amortized         Unrealized      Unrealized           Fair
September 30                                                   Cost            Gains            Losses             Value
------------------------------------------------------ ----------------- ----------------- ---------------- ------------------
Available for sale
   U.S. Treasury and federal agencies                       $ 24,528         $      11          $   (565)        $ 23,974
   State and municipal                                         5,236                31               (82)           5,185
   FHLMC mortgage-backed securities                            5,860                27               (64)           5,823
   FNMA mortgage-backed securities                            14,124                27              (154)          13,997
   GNMA collateralized mortgage obligation
                                                               8,032                                (532)           7,500
   FHLMC collateralized mortgage obligation
                                                               7,719                86                (9)           7,796
   FNMA collateralized mortgage obligation
                                                               2,086                                 (25)           2,061
    Marketable equity securities                                 315                                 (40)             275
                                                       ----------------- ----------------- ---------------- ------------------

   Total available for sale                                 $ 67,900         $     182          $ (1,471)        $ 66,611
                                                       ================= ================= ================ ==================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 2 - INVESTMENT SECURITIES

                                                                                             1999
                                                           -------------------------------------------------------------------------
                                                                                  Gross                Gross
                                                                 Amortized      Unrealized          Unrealized             Fair
December 31                                                         Cost           Gains             Losses                Value
---------------------------------------------------------- ----------------- ----------------- ------------------ ------------------
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
                                                           ================= ================= ================== ==================

The amortized cost and fair value of securities available for sale at September 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Available for Sale
                                                           -----------------------------------
                                                              Amortized            Fair
                                                                 Cost             Value
                                                           ----------------- -----------------
Within one year                                                $   9,027         $   8,945
One to five years                                                  8,570             8,443
Five to ten years                                                  8,871             8,700
After ten years                                                    3,296             3,071
                                                           ----------------- -----------------
                                                                  29,764            29,159

Mortgage-backed securities                                        19,984            19,820
Collateralized mortgage obligations                               17,837            17,357
Marketable equity securities                                         315               275
                                                           ----------------- -----------------

                                                                $ 67,900          $ 66,611
                                                           ================= =================

There were no sales of securities available for sale during the nine months ended September 30, 2000.

During 1999, debt securities with an amortized cost of $10.050 million were transferred from held to maturity to available for sale so the Bank could minimize the tax consequences of holding tax-exempt securities. The securities had an unrealized gain of approximately $350 thousand. There were no transfers between classifications in the nine months ended September 30, 2000.

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 3 - LOANS

                                                                                          SEPTEMBER 30,       December 31,
                                                                                             2000                 1999
                                                                                     --------------------- -------------------

Commercial loans                                                                           $  85,915             $  89,361
Mortgage warehouse loans                                                                     104,093                85,542
Real estate loans                                                                            138,759               154,717
Installment loans                                                                             74,771                64,737
                                                                                     --------------------- -------------------

         Total loans                                                                        $403,538              $394,357
                                                                                     ===================== ===================


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

                                                                                          SEPTEMBER 30,       December 31,
                                                                                             2000                 1999
                                                                                     --------------------- -------------------
Allowance for loan losses
   Balances, beginning of period                                                          $    3,273             $   2,787
   Provision for losses, operations                                                            1,508                 1,100
   Provision for losses, discontinued operations                                                                       250
   Recoveries on loans                                                                           268                   363
   Loans charged off                                                                            (556)               (1,227)
                                                                                     --------------------- -------------------

         Balances, end of period                                                           $   4,493              $  3,273
                                                                                     ===================== ===================


NOTE 5 - NONPERFORMING ASSETS

                                                                                          SEPTEMBER 30,       December 31,
                                                                                             2000                 1999
                                                                                     --------------------- -------------------

Nonperforming loans                                                                        $  1,796             $    1,574
Other real estate owned                                                                         126
                                                                                     --------------------- -------------------

     Total nonperforming assets                                                            $  1,922             $    1,574
                                                                                     ===================== ===================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)

NOTE 6 - OTHER COMPREHENSIVE INCOME

Nine Months Ended September 30                                                                       2000
                                                                                               ------------------
Unrealized gains on securities:
   Unrealized holding gains arising during the period                                                 $  694
   Less: reclassification adjustment for gains (losses) realized in net income
                                                                                                    --------
         Net unrealized gains                                                                            694
                                                                                                    --------

Tax expense                                                                                             (275)
                                                                                                    ----------
         Other comprehensive income                                                                   $  419
                                                                                                    ========


NOTE 7 - DISCONTINUED OPERATIONS

At its April 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly owned subsidiary of Horizon Bancorp. On August 13, 1999, substantially all of the assets of The Loan Store, Inc. were sold. On March 31, 2000, loans totaling approximately $250 thousand were repurchased from the purchaser as outlined in the purchase agreement. No further recourse exists as a result of this transaction. As of September 30, 2000, the remaining loans of The Loan Store, Inc. were $172 thousand.


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

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

Item 2  - Introduction

The purpose of this discussion is to focus on Horizon's financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION

LIQUIDITY

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 2000, cash and cash equivalents increased by $1.2 million. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at September 30, 2000, the Bank has available approximately $108 million in unused credit lines with various money center banks and the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 1999 to September 30, 2000.

CAPITAL RESOURCES

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at September 30, 2000. Stockholders' equity totaled $31.084 million ($6.883 million from ESOP) as of September 30, 2000 compared to $28.999 million ($7.808 million from ESOP) as of December 31, 1999. The change in stockholders' equity during the nine months ended September 30, 2000 is the result of repurchases of treasury stock and net income, net of dividends paid. At September 30, 2000, the ratio of stockholders' equity to assets was 5.82% compared to 5.51% at December 31, 1999. Horizon did not issue trust preferred stock as anticipated and disclosed in the 1999 annual report.

There have been no other material changes in Horizon's capital resources from December 31, 1999 to September 30, 2000.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

MATERIAL CHANGES IN FINANCIAL CONDITION - SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During the first nine months of 2000, deposits increased over $52 million, primarily as a result of additional deposits from municipalities. The Bank sold over $24 million in residential mortgage loans. These moneys were used to fund growth in consumer loans and warehouse loans and to reduce short-term borrowings and Federal Home Loan Bank advance debt. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 1999 to September 30, 2000.


RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS - SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

During the nine months ended September 30, 2000, net income totaled $3.052 million or $4.43 per share compared to a loss of $626 thousand or ($1.18) per share for the same period in 1999.

Net interest income was $14.013 million for the nine months ended September 30, 2000 compared to $10.986 million for the same period 1999. The increase is primarily attributable to the addition of the mortgage warehousing program which began in October 1999.

The provision for loan losses totaled $1.508 million for the nine months ended September 30, 2000 compared to $503 thousand for the same period in 1999. The increase in the provision is primarily related to loan growth and the addition of mortgage warehouse lending. The allowance for loan losses to total loans is 1.11% at September 30, 2000 compared to .83% at December 31, 1999.

Total non-interest income for the nine months ended September 30, 2000 increased $876 thousand or 20% from the same period in 1999. The three primary components of the change were an increase in fiduciary fees of $512 thousand, the increase in the gain recorded on the sale of mortgage loans of $287 thousand and the addition of wire transfer transaction fees related to the mortgage warehousing program of $350 thousand.

Non-interest expense decreased $1.463 million or (10%) for the nine months ended September 30, 2000 compared to the same period in 1999. In 1999, a $1.959 million ESOP termination expense was recorded.

                        HORIZON BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


RESULTS OF OPERATIONS (CONTINUED)

At its April, 1999 meeting, the Board of Directors of Horizon Bancorp approved discontinuing the operations of The Loan Store, Inc., a wholly-owned subsidiary of Horizon Bancorp. On August 13, 1999 substantially all of the assets of The Loan Store, Inc. were sold. On March 31, 2000, loans totaling approximately $250 thousand were repurchased from the purchaser as outlined in the purchase agreement. No further recourse exists as a result of this transaction. As of September 30, 2000, the remaining loans of The Loan Store, Inc. were $172 thousand.

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

There have been no other material changes in the results of operations of Horizon for nine months ending September 30, 2000 and 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company currently does not engage in any derivative or hedging activity. Refer to the Company's 1999 10-K for analysis of the interest rate sensitivity. The Company believes there have been no significant changes in the interest rate sensitivity since it was reported in Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain statements in this section constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


ITEM 1.    LEGAL PROCEEDINGS

    See Management's Discussion and Analysis

ITEM 2.   CHANGES IN SECURITIES

    Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    Not Applicable

ITEM 5.   OTHER INFORMATION

    Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a.  Financial Data Schedule
    b. No reports on Form 8-K were filed during the nine months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HORIZON BANCORP





10/24/2000                         /s/ Robert C. Dabagia
---------------------------        ---------------------
Date:                              BY: Robert C. Dabagia
                                          Chairman and Chief Executive Officer



10/24/2000                         /s/ Diana E. Taylor
---------------------------        -------------------
Date:                              BY: Diana E. Taylor
                                       Senior Vice President and Chief
                                       Financial Officer