Form 10-K405
period 2000-12-31
HORIZON BANCORP /IN/
filed 2001-03-29
CIK 706129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2000
                          -----------------



                         Commission file number 0-10792
                                                -------

                                 Horizon Bancorp
                                ----------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                  35-1562417
         -------                                  ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

    515 Franklin Square, Michigan City                                  46360
    ----------------------------------                                  -----
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: 219-879-0211
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
      None
      ----

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value, 661,928 shares outstanding as of February 28, 2001
------------------------------------------------------------------------------





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

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the average bid price of such stock as of February 28, 2001 was $18,017,000.

                       Documents Incorporated by Reference
                       -----------------------------------

                                           Part of Form 10-K into which
Document                                   portion of document is incorporated
--------                                   -----------------------------------

Portions of the Registrant's               I, II, VI
2000 Annual Report to shareholders

Portions of the Registrant's Proxy         III
Statement to be filed for its May
10, 2001 annual meeting of shareholders


Except as provided in Part I, Part II, Part III and Part IV no part of the Registrant's 2000 Annual Report to Shareholders or Proxy Statement shall be deemed incorporated herein by this reference or to be filed with the Securities and Exchange Commission for any purposes.

                                     PART I
                                     ------

ITEM 1.   BUSINESS

a)   GENERAL DEVELOPMENT OF BUSINESS
     Horizon Bancorp, a registered bank holding company organized under the laws of the State of Indiana on April 26, 1983, ("Registrant"), became the parent corporation and sole shareholder of The First Merchants National Bank of Michigan City pursuant to a plan of reorganization effective October 31, 1983. Prior to October 31, 1983, the Registrant conducted no business and had only nominal assets necessary to complete the plan of reorganization.

     On October 1, 1986 the Registrant issued 399,340 shares of its common stock in exchange for all of the common stock of Citizens Michiana Financial Corporation in connection with mergers of such companies and their subsidiaries. Subsequent to the merger, the Registrant remained a one-bank holding company with a wholly-owned subsidiary, Horizon Bank, N.A. ("Bank") and Bank's wholly-owned subsidiaries, Horizon Trust & Investment Management, N.A. ("Horizon Trust") and Horizon Insurance Services, Inc. ("Horizon Insurance") and non-bank subsidiaries, HBC Insurance Group ("Insurance Company") and The Loan Store, Inc., ("Loan Store").

b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     The Registrant, Bank and its subsidiaries are engaged in the commercial and retail banking business, investment management services, commercial and personal property and casualty insurance services, retail lending and insurance credit life sales.

c)   NARRATIVE DESCRIPTION OF BUSINESS
     The Registrant's business is that incident to its 100% ownership of Bank, Loan Store and the Insurance Company. The main source of funds for the Registrant is dividends from Bank. Bank was chartered as a national bank association in 1873 and has operated continuously since that time. Bank, whose deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, is a full-service commercial bank offering a broad range of commercial and retail banking services, corporate and individual trust and agency services, commercial and personal property and casualty insurance services and other services incident to banking. Bank maintains four facilities located within La Porte County, Indiana and four facilities located in Porter County, Indiana. At December 31, 2000, Bank had total assets of $531,776,000 and total deposits of $386,348,000. Aside from the stock of Bank, Insurance Company and Loan Store, the Registrant's only other significant assets are cash and cash equivalents totaling approximately $903,000, investment securities totaling approximately $241,000 and taxes receivable of approximately $561,000 at December 31, 2000.

     The business of the Registrant, Bank, Horizon Trust, Horizon Insurance, Insurance Company and Loan Store is not seasonal to any material degree.

     No material part of the Registrant's business is dependent upon a single or small group of customers, the loss of any one or more of who would have a materially adverse effect on the business of the Registrant. Revenues from loans accounted for 76% in 2000, 69% in 1999 and 70% in 1998 of the total consolidated revenue. Revenues from investment securities accounted for 10% in 2000, 14% in 1999 and 13% in 1998 of total consolidated revenue.

     The Registrant has no employees and there are approximately 209 full and part-time persons employed by Bank, Horizon Trust and Horizon Insurance as of December 31, 2000.

     A high degree of competition exists in all major areas where the Registrant engages in business. Bank's primary market consists of La Porte County, Indiana, Porter County, Indiana, and Berrien County, Michigan. Bank competes with commercial banks located in the home county and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions located therein. To a more moderate extent, Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services, and certain government agencies.

     The Insurance Company offers credit life and accident and health insurance. The Loan Store, Inc. sold the majority of its assets in August 1999. The net income generated from the Insurance Company and the Loan Store are not significant to the overall operations of the Registrant.

     SUPERVISION AND REGULATION

     The Registrant is registered as a bank holding company and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

     The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts the Registrant's nonbanking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Registrant's affiliate bank exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2000. For the Registrant's regulatory capital ratios and regulatory requirements as of December 31, 2000, see the information under the Management Discussion and Analysis of Financial Condition section of the Annual Report to Shareholders for the year ended December 31, 2000, located in Exhibit 13, attached hereto and incorporated by reference.

     The Registrant's affiliate bank is (i) subject to the provisions of the National Bank Act; (ii) supervised, regulated, and examined by the OCC; and
     (iii) subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.

     A substantial portion of the Registrant's cash revenue is derived from dividends paid to it by its affiliate bank.

     Both federal and state law extensively regulates various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities, and other aspects of banking operations.

     Branching by the Registrant's affiliate bank is subject to the jurisdiction and requires notice to or the prior approval of the OCC.

     The Registrant and its affiliate bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

     FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including the Registrant's affiliate bank. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publically traded shares, and such other standards as the agency deems appropriate.

     The deposits of the Registrant's affiliate bank are insured up to $100,000 per insured account by the Bank Insurance Fund ("BIF"), which is administered by the FDIC, except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance Fund ("SAIF"). Accordingly, the Registrant's affiliated bank pays deposit insurance premiums to both BIF and SAIF.

     The Riegle-Neal Community Development and Regulatory Improvement Act of 1994 ("Act") contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering, and flood insurance. The applicable federal supervisory agencies continue to promulgate regulations implementing the Act which apply to Registrant's affiliate bank.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions.

     On November 12, 1999, the President signed into law comprehensive legislation that modernizes the financial services industry for the first time in decades. The Gramm-Leach-Bliley Act ("GLBA") permits bank holding companies to conduct essentially unlimited securities and insurance activities, in addition to other activities determined by the Federal Reserve to be related to financial services. As a result of the GLBA, the Registrant may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. The Registrant does not anticipate significant changes in its products or services as a result of the GLBA.

     In addition to the matters discussed above, the Registrant's affiliate bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit, and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.

     Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures, and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or the Registrant and its affiliate bank in particular would be affected.

d)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     None

e)   AVAILABLE INFORMATION

       N/A

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     Information required by this section of Securities Act Industry Guide 3 is presented in Management's Discussion and Analysis Section of the Corporation's 2000 Annual Report to Shareholders.

II.  INVESTMENT PORTFOLIO

     a. The following is a schedule of the book value of investment securities available for sale and held to maturity at December 31, 2000, 1999 and 1998:

         (in thousands)                                                         2000              1999             1998
         AVAILABLE FOR SALE
         U.S. Treasury and U.S. Government agencies
         and corporations                                                      $26,171           $30,428          $12,568
         State and Municipal                                                     5,564             4,230
         Mortgage-backed securities                                             18,850            23,565           41,167
         Collateralized mortgage obligations                                    20,458            11,322
         Other securities                                                          315               315            4,289
         Unrealized gain/(loss)                                                     17           (1,980)              561
                                                                     -----------------------------------------------------
                  Total investment securities available for sale               $71,375           $67,880          $58,585
                                                                     -----------------------------------------------------
         HELD TO MATURITY
         U.S. Treasury and U.S. Government agencies and corporations                                               $1,630
         Obligations of states and political subdivisions                                                          10,116
                                                                     -----------------------------------------------------
                  Total investment securities held to maturity                      $0                $0          $11,746
                                                                     -----------------------------------------------------
                  Total investment securities available for sale
                  and held to maturity                                         $71,375           $67,880          $70,331
                                                                     -----------------------------------------------------

     b. The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 2000:

                                                                       After one year      After five years
                                                 One year or less    through five years    through ten years     After ten years
         (Thousands)                             Amount     Yield    Amount     Yield     Amount     Yield      Amount     Yield
                                                -----------------------------------------------------------------------------------
         AVAILABLE FOR SALE
         U.S. Treasury and U.S. Government          $8,995    5.41%    $ 8,378     6.36%    $ 6,481      6.48%    $ 2,317    6.51%
         agency securities (1)
         Obligations of states and political            34    4.30%      2,163     6.17%      2,393      6.90%        974    6.84%
         subdivisions
         Mortgage-backed securities (2)                                  3,835     6.01%      8,426      6.79%      6,589    6.61%
         Collateralized mortgage obligations                                                  8,026      5.99%     12,432    6.84%
         Other securities                              315    5.75%
                                                -----------------------------------------------------------------------------------
         Total                                      $9,344    5.41%    $14,375     6.18%    $25,326      6.47%    $22,313    6.74%

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

     Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders' equity of the Registrant at December 31, 2000.

III.     LOAN PORTFOLIO

          a. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

              (Thousands)                                     2000          1999         1998          1997          1996
                                                        ---------------------------------------------------------------------
              Commercial, financial, agricultural and         $88,421      $89,361      $76,682       $73,177        $75,460
                  commercial tax-exempt loans
              Mortgage warehouse loans                        102,884       85,542
              Real estate mortgage loans                      125,431      154,717      152,390       120,345        133,739
              Installment loans                                76,842       64,737       61,274        64,593         62,277
                                                        ---------------------------------------------------------------------
                       Total loans                           $393,578     $394,357     $290,346      $258,115       $271,476
                                                        ---------------------------------------------------------------------


          b. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2000:

                                                           One year or   One through    After five     Total
              Maturing or repricing (thousands)                less       five years      years
                                                           -----------------------------------------------------
              Commercial, financial, agricultural and
              commercial tax-exempt loans                       $51,472        $26,325      $10,624     $88,421

              The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

              (Thousands)                                               Fixed Rate      Variable Rate
                                                                      --------------------------------
              Total commercial, financial, agricultural, and
              commercial tax-exempt loans due after one year              $19,302          $17,647

c.       Risk Elements

          1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

                  December 31 (thousands)                              2000      1999       1998       1997       1996
                                                                      ------------------------------------------------------
                  a.   Loans accounted for on a nonaccrual basis      $2,487    $1,173        $64       $319       $316

                  b.   Accruing loans which are contractually
                       past due 90 days or more as to interest and
                       principal payments                                699       401        830        862        682

                  c.   Loans not included in (a) or (b) which
                       are "Troubled Debt Restructuring's" as
                       defined by SFAS No. 15
                                                                      ------------------------------------------------------
                            Totals                                    $3,186    $1,574       $894     $1,181       $998
                                                                      ------------------------------------------------------

              The increase in nonaccrual loans in 2000 is primarily due to the increase in nonaccrual mortgage loans of $842 thousand and increase in nonaccrual commercial loans of $321 thousand. The increase in nonaccrual loans in 1999 is primarily due to the addition of 4 mortgage loans totaling $375 thousand, 8 consumer loans totaling $252 thousand and 7 commercial loans totaling $546 thousand.

              (Thousands)

               Gross interest income that would have been recorded on
               nonaccrual loans outstanding as of December 31, 2000 in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout
               the period or since origination if held for part of
               the period.                                                  $241

               Interest income actually recorded on nonaccrual loans outstanding as of December 31, 2000 and included in net
               income for the period.                                         0

               Interest income not recognized during the period on
               nonaccrual loans outstanding as of December 31, 2000.        $241


               Discussion of Nonaccrual Policy

               From time to time, the Bank obtains information, which may lead management to believe that the collection of interest may be doubtful on a particular loan. In recognition of such, it is management's policy to convert the loan from an "earning asset" to a nonaccruing loan. Further, it is management's policy to place a commercial loan on a nonaccrual status when delinquent in excess of 90 days, unless the Loan Committee approves otherwise. The officer responsible for the loan, the senior lending officer and the senior collections officer must review all loans placed on nonaccrual status. The senior collections officer monitors the loan portfolio for any potential problem loans.

          2.   Potential Problem Loans

               Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $609,000 at December 31, 2000 and the allowance for impaired loans, included in the Bank's allowance for loan losses totaled $40,000 at that date. The average balance of impaired loans during 2000 was $600,000 and no interest income was recorded or received during the year. There were no loans classified as impaired during 1999.

          3.   Foreign outstandings

               None

          4.   Loan Concentrations

               As of December 31, 2000 there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in Item III above.

          5.   Other Interest-Bearing Assets

               There are no other interest-bearing assets as of December 31, 2000, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The following is an analysis of the activity in the allowance for loan losses account:

              (Thousands)                                                  2000         1999         1998        1997       1996
                                                                   --------------------------------------------------------------
              LOANS
              Loans outstanding at the end of the period (1)             393,578      394,357      290,346    258,115    271,476
              Average loans outstanding during the period (1)            400,524      306,142      268,209    269,348    256,580

              (1) Net of unearned income and deferred loan fees

              ALLOWANCE FOR LOAN LOSSES                                    2000         1999         1998        1997       1996
                                                                   --------------------------------------------------------------

              Balance at beginning of the period                         $3,273       $2,787       $2,702     $2,435     $2,777
              Loans charged-off:
                Commercial and agricultural  loans                          (71)         (50)         (39)       (56)       (11)
                Real estate mortgage loans                                   (3)         (42)          (2)        (1)       (14)
                Installment loans                                          (740)      (1,135)      (1,275)    (1,384)      (532)
                                                                         ------       ------       ------     ------     ------
              Total loans charged-off                                      (814)      (1,227)      (1,316)    (1,441)      (557)
              Recoveries of loans previously charged-off:
                Commercial and agricultural loans                            66           82            3         50         27
                Real estate mortgage loans                                   15                         3
                Installment loans                                           253          281          395        333        122
                                                                         ------       ------       ------     ------     ------
              Total loan recoveries                                         334          363          401        383        149
              Net loans (charged-off)/recovered                            (480)        (864)        (915)    (1,058)      (408)
              Provision charged to operating expense                      2,010        1,100        1,000      1,325         66
              Provision charged to discontinued operations                               250
                                                                   --------------------------------------------------------------
              Balance at the end of the period                           $4,803       $3,273       $2,787     $2,702     $2,435
                                                                   --------------------------------------------------------------
              Ratio of net (charge-offs)/recoveries to average            (0.12)%      (0.28)%      (0.34)%    (0.39)%    (0.16)%
              loans outstanding for the period

              The provision for loan losses in 2000 increased as a result of entering the mortgage warehousing business that includes sub-prime mortgages. The provision for loan losses in 1996 was below normal because of low delinquency experienced in all loan portfolios at that time. Management expects charge-offs in all other portfolios to remain at the current levels.

     B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

              ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31 (THOUSANDS)

                                        2000               1999                1998                1997               1996
                                 ------------------------------------------------------------------------------------------------
                                            % OF                % OF                % OF                % OF                % OF
                                            LOANS               LOANS               LOANS               LOANS               LOANS
                                 ALLOWANCE  TO TOTAL ALLOWANCE  TO TOTAL  ALLOWANCE TO TOTAL ALLOWANCE  TO TOTAL  ALLOWANCE TO TOTAL
                                   AMOUNT   LOANS      AMOUNT   LOANS       AMOUNT  LOANS      AMOUNT   LOANS       AMOUNT  LOANS

                                 ------------------------------------------------------------------------------------------------
            Commercial, financial    $1,422     22%     $819      23%       $725      27%       $765      28%       $576     28%
            and agricultural
            Real estate mortgage        159     32%      149      39%         61      52%         82      47%        102     49%
            Mortgage warehousing      1,628     26%      812      22%
            Installment               1,270     20%    1,345      16%      1,800      21%      1,290      25%      1,075     23%
            Unallocated                 324              148                 201                 565                 682
                                 ------------------------------------------------------------------------------------------------
            Total                    $4,803    100%   $3,273     100%     $2,787     100%     $2,702     100%     $2,435    100%
                               ------------------------------------------------------------------------------------------------

              In 1998, $277 thousand of the increase in the allowance allocated to installment loans is related to loans originated at the Loan Store. The majority of the assets of The Loan Store were sold in August 1999. The remaining increase in the allocation associated with installment loans is related to the methodology adopted in 1996 in which the higher of the Bank or the industry average charge-off rate is utilized. The industry average historical rate was higher than Bank's historical charge-off rate in 1998 resulting in an additional allocation to the installment loan portfolio of $160 thousand.

              In 1999, Horizon began a mortgage warehousing program. This program is described in the "Management Discussion and Analysis" and Note 1 of the Registrant's Annual Report to Shareholders,
              Exhibit 13. In 2000, Horizon continued to grow the mortgage warehousing portfolio and increased the allowance for loan losses associated with this line of business.

V.       DEPOSITS

         Information required by this section is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" of the Registrant's Annual Report to Shareholders,
         Exhibit 13.

VI.      RETURN ON EQUITY AND ASSETS

         Information required by this section is incorporated by reference to the information appearing under the caption Summary of Selected Financial Data" of the Registrant's Annual Report to Shareholders, Exhibit 13.

VII.     SHORT-TERM BORROWINGS

         The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by U.S. Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of shareholders' equity at the end of the period. There were no securities sold under agreements to repurchase outstanding during 1999 or 1998.

         (thousands)                                                         2000
                                                                             ----
         Outstanding at year end                                           $ 16,698
         Approximate weighted average interest rate at year-end               5.85%
         Highest amount outstanding as of any month-end during the year    $ 16,698
         Approximate average outstanding during the year                   $  2,590
         Approximate weighted average interest during the year                5.83%


RISK FACTORS

A cautionary note about forward-looking statements. In its oral and written communication, the Registrant from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." The Registrant may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Registrant undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward looking statement. The discussion in the 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," incorporated in Item 6 of this Form 10-K, lists some of the factors which could cause the Registrant's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in
Exhibit 13 to this Form 10-K. Other uncertainties which could affect the Registrant's future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Registrant's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Registrant in its other filings from time to time when considering any forward-looking statement.

ITEM 2.  PROPERTIES
--------------------

     The main office of the Registrant and Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located adjacent to the main office of the Registrant and Bank, at 502 Franklin Square, houses the credit administration, operations and microcomputer departments of Bank. In addition to these principal facilities, the Bank has eight sales offices located at:

     515 Franklin Square, Michigan City, Indiana
     3631 South Franklin Street, Michigan City, Indiana
     117 E. First St., Wanatah, Indiana
     1410 Lincolnway, LaPorte, Indiana
     754 Indian Boundary Road, Chesterton, Indiana
     4208 N. Calumet, Valparaiso, Indiana
     6504 U.S. Highway 6, Portage, Indiana
     265 U.S. Highway 30, Valparaiso, Indiana


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     No material pending legal proceedings, other than ordinary routine litigation incidental to the business to which the Registrant or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the 2000 fiscal year.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information required under this item is incorporated by reference to the information appearing under the caption "Horizon's Common Stock and Related Stockholder Matters" of the Registrant's Annual Report to Shareholders, Exhibit 13.

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

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     Management's discussion and analysis of financial condition and results of operations appears in the 2000 Annual report to Shareholders, Exhibit 13 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The information required under this item is incorporated by reference to the information appearing in the Management's Discussion and Analysis included as Exhibit 13.

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

     Consolidated Balance Sheets, December 31, 2000 and 1999
     Consolidated Statements of Income for the years ended December 31, 2000,
       1999 and 1998
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the years ended December 31,
       2000, 1999 and 1998
     Notes to the Consolidated Financial Statements
     Report of Independent Public Accountants

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                None

                                    PART III
                                    --------

This information is omitted from this report pursuant to General Instruction G.
(3) of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1.   Financial Statements

         The following consolidated financial statements of the Registrant appear in the 2000 Annual Report to Shareholders on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

                                                                             Annual Report
                                                                              Page Number
                                                                              -----------
             Consolidated Balance Sheets                                          20
             Consolidated Statements of Income                                    21
             Consolidated Statements of Changes in Stockholders'  Equity          22
             Consolidated Statements of Cash Flows                                23
             Notes to the Consolidated Financial Statements                     24 - 46
             Report of Independent Public Accountants                             47

    2.   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

    3.   EXHIBITS

         Reference is made to the Exhibit Index that is found on page 16 of this Form 10-K.

 (b) REPORTS ON FORM 8-K

        None

(c)  EXHIBITS

     Reference is made to the Exhibit Index that is found on page 16 of this Form 10-K.

(d)  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                         Horizon Bancorp
                                         ---------------
                                         registrant


Date:  3/29/2001                         /s/ Robert C. Dabagia
----------------                         ---------------------
                                         Robert C. Dabagia
                                         Chairman & Chief Executive Officer


Date:  3/29/2001                         /s/ James H. Foglesong
----------------                         ----------------------
                                         James H. Foglesong
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                         Signature and Title
----                                         -------------------

3/29/2001                                    /s/ Dale W. Alspaugh
---------                                    --------------------
                                             Dale W. Alspaugh, Director

3/29/2001                                    /s/ George R. Averitt
---------                                    ---------------------
                                             George R. Averitt, Director

3/29/2001                                    /s/ Robert C. Dabagia
---------                                    ---------------------
                                             Robert C. Dabagia, Director
                                             Chairman & Chief Executive Officer

3/29/2001                                    /s/ Craig M. Dwight
---------                                    ---------------------
                                             Craig M. Dwight, Director
                                             President

3/29/2001                                    /s/ Robert E. Mcbride
---------                                    ---------------------
                                             Robert E. Mcbride, Director

3/29/2001                                    /s/ Larry N. Middleton
---------                                    ----------------------
                                             Larry N. Middleton, Director

3/29/2001                                    /s/ Bruce E. Rampage
---------                                    --------------------
                                             Bruce E. Rampage, Director

3/29/2001                                    /s/ Gene L. Rice
---------                                    ----------------
                                             Gene L. Rice, Director

3/29/2001                                    /s/ Susan D. Sterger
---------                                    --------------------
                                             Susan D. Sterger, Director

3/29/2001                                    /s/ Robert E. Swinehart
---------                                    -----------------------
                                             Robert E. Swinehart, Director

3/29/2001                                    /s/ Spero W. Valavanis
---------                                    ----------------------
                                             Spero W. Valavanis, Director

                                  EXHIBIT INDEX
                                  -------------
The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number           Description                                                                  Sequential Page Number
------           -----------                                                                  ----------------------
      3.1        ARTICLES OF INCORPORATION OF HORIZON BANCORP                                 INCORPORATED BY REFERENCE
                                                                                              File number 0-10792

      3.2        BY-LAWS OF HORIZON BANCORP                                                   INCORPORATED BY REFERENCE
                                                                                              File number 0-10792

     10.1        MATERIAL CONTRACTS-1987 STOCK OPTION AND                                     INCORPORATED BY REFERENCE
                 STOCK APPRECIATION RIGHTS PLAN OF HORIZON BANCORP

     10.2        MATERIAL CONTRACTS - NONQUALIFIED STOCK OPTION AND STOCK APPRECIATION        INCORPORATED BY REFERENCE
                 RIGHTS AGREEMENT                                                             File number 0-10792

     10.3        MATERIAL CONTRACTS - SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN                   INCORPORATED BY REFERENCE
                                                                                              TO 12/31/96 FORM 10-K

     10.4        MATERIAL CONTRACTS - FIRST AMENDMENT TO SUPPLEMENTAL EMPLOYEE RETIREMENT     INCORPORATED BY REFERENCE
                 PLAN                                                                         TO 12/31/96 FORM 10-K

     10.5        MATERIAL CONTRACTS - SECOND AMENDMENT TO SUPPLEMENTAL EMPLOYEE RETIREMENT    INCORPORATED BY REFERENCE
                 PLAN                                                                         TO 12/31/96 FORM 10-K

     10.6        MATERIAL CONTRACTS - FIRST AMENDMENT TO THE 1987 STOCK OPTION AND STOCK      INCORPORATED BY REFERENCE
                 APPRECIATION RIGHTS PLAN                                                     TO 1997 PROXY STATEMENT

     10.7        MATERIAL CONTRACTS - 1997 KEY EMPLOYEES STOCK OPTION AND STOCK               INCORPORATED BY REFERENCE
                 APPRECIATION RIGHTS PLAN                                                     TO 1997 PROXY STATEMENT

     10.8        MATERIALS CONTRACTS - DIRECTORS DEFERRED COMPENSATION PLAN                   INCORPORATED BY REFERENCE
                                                                                              TO 12/31/99 FORM 10-K

     10.9        MATERIAL CONTRACTS - EXECUTIVE EMPLOYMENT CONTRACT - LAWRENCE J. MAZUR       INCORPORATED BY REFERENCE
                                                                                              TO 12/31/99 FORM 10-K

     10.10       MATERIAL CONTRACTS - CHANGE OF CONTROL AGREEMENT                             INCORPORATED BY REFERENCE
                                                                                              TO 12/31/99 FORM 10-K

     10.11       MATERIAL CONTRACTS - EXECUTIVE EMPLOYMENT CONTRACT - JAMES D. NEFF           INCORPORATED BY REFERENCE
                                                                                              TO 12/31/99 FORM 10-K

      11         STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS - REFER TO ANNUAL      ANNUAL REPORT ATTACHED
                 REPORT FOOTNOTE 1 (EXHIBIT 13)                                               PAGE 27

      13         REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31,   ANNUAL REPORT ATTACHED
                 2000 (NOT DEEMED FILED EXCEPT FOR PORTIONS THEREOF WHICH ARE SPECIFICALLY
                 INCORPORATED BY REFERENCE INTO THIS FORM 10-K)

      21         SUBSIDIARIES OF THE REGISTRANT                                               INCORPORATED HEREIN