Form 10-Q
period 2001-03-31
HORIZON BANCORP /IN/
filed 2001-05-11
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended MARCH 31, 2001 commission file number 0-10792

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

                            661,928 at MARCH 31, 2001
                            -------    --------------

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts in Thousands)

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               2001                2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS

   Cash and due from banks                                                                    $ 14,957           $ 34,018
   Interest-bearing demand deposits                                                              1,007              1,033
   Federal Fund Sold                                                                             6,700
                                                                                          ----------------------------------
   Cash and cash equivalents                                                                    22,664             35,051
   Interest-bearing deposits                                                                       242                238
   Investment securities, available for sale                                                    64,405             71,375
   Loans held for sale                                                                           3,674              4,176
   Loans, net of allowance for loan losses of $5,032 and $4,803                                393,997            388,775
   Premises and equipment                                                                       17,039             17,281
   Federal Reserve and Federal Home Loan Bank stock                                              6,239              6,239
   Interest receivable                                                                           2,825              3,301
   Other assets                                                                                  5,125              5,340
                                                                                          ----------------------------------
         Total assets                                                                         $516,210           $531,776
                                                                                          ==================================
LIABILITIES
   Deposits
     Noninterest bearing                                                                      $ 36,206           $ 30,044
     Interest bearing                                                                          366,191            356,304
                                                                                          ----------------------------------
         Total deposits                                                                        402,397            386,348
   Short-term borrowings                                                                        16,093             34,148
   Federal Home Loan Bank advances                                                              60,320             75,320
   Interest payable                                                                              1,286              1,015
   Other liabilities                                                                             3,379              3,321
                                                                                           ----------------------------------
        Total liabilities                                                                      483,475            500,152
                                                                                          ----------------------------------

COMMITMENTS AND CONTINGENCIES

EQUITY RECEIVED FROM CONTRIBUTIONS AND DIVIDENDS TO THE ESOP                                     6,654              6,676
                                                                                          ----------------------------------
STOCKHOLDERS' EQUITY
   Common stock, $1 stated value
     Authorized, 5,000,000 shares
     Issued, 1,038,428 shares, less ESOP shares of
       130,701 and 131,652                                                                         907                907
   Additional paid-in capital                                                                   14,285             14,263
   Retained earnings                                                                            25,836             25,184
   Accumulated other comprehensive income                                                          515                  9
   Less treasury stock, at cost, 376,347 and 375,396 shares                                    (15,462)           (15,415)
                                                                                          ----------------------------------
         Total stockholders' equity                                                             26,081             24,948
                                                                                          ----------------------------------
         Total liabilities and stockholders' equity                                           $516,210           $531,776
                                                                                          ==================================


See notes to consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)


                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                          ----------------------------------
                                                                                                  2001             2000
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans receivable                                                                             $  9,245         $  8,685
   Investment securities:
     Taxable                                                                                       1,250            1,208
     Tax exempt                                                                                        6                3
                                                                                          ----------------------------------
         Total interest income                                                                    10,501            9,896
                                                                                          ----------------------------------
INTEREST EXPENSE
   Deposits                                                                                        4,840            4,195
   Federal funds purchased and short-term borrowings                                                 121              107
   Federal Home Loan Bank advances                                                                 1,051            1,140
                                                                                          ----------------------------------
         Total interest expense                                                                    6,012            5,442
                                                                                          ----------------------------------
NET INTEREST INCOME                                                                                4,489            4,454
   Provision for loan losses                                                                         352              503
                                                                                         ----------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                4,137            3,951
                                                                                          ----------------------------------
OTHER INCOME
   Service charges on deposit accounts                                                               511              462
   Fiduciary activities                                                                              743              667
   Commission income from insurance agency                                                           254              229
   Income from reinsurance company                                                                    27               38
   Gain on sale of loans                                                                             498               23
   Other income                                                                                      266              205
                                                                                          ----------------------------------
         Total other income                                                                        2,299            1,624
                                                                                          ----------------------------------
OTHER EXPENSES
   Salaries and employee benefits                                                                  2,733            2,255
   Net occupancy expenses                                                                            465              446
   Data processing and equipment expenses                                                            517              514
   Other expenses                                                                                  1,192            1,071
                                                                                          ----------------------------------
         Total other expenses                                                                      4,907            4,286
                                                                                          ----------------------------------

INCOME BEFORE INCOME TAX                                                                           1,529            1,289
   Income tax expense                                                                                591              507
                                                                                          ----------------------------------
NET INCOME                                                                                      $    938          $   782
                                                                                         ===================================
BASIC AND DILUTED EARNINGS PER SHARE                                                            $   1.42          $  1.13
                                                                                         ===================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)


                                         ADDITIONAL                                  ACCUMULATED OTHER
                               COMMON      PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE     TREASURY
                                STOCK      CAPITAL         INCOME         EARNINGS        INCOME           STOCK       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2000       $907      $14,263                        $25,184        $    9         $(15,415)    $24,948

   Net income                                               $   938            938                                        938
   Other comprehensive
     income, net of tax
     Unrealized gains on
       securities
                                                                506                          506                          506
                                                     --------------------
   Comprehensive income                                      $1,444
                                                     ====================
   Cash dividends ($.45 per
     share)
                                                                              (286)                                      (286)
   Purchase of 951 shares of
     treasury stock
                                                                                                              (47)        (47)
   Net purchases and
     distributions with ESOP
                                                 22                                                                        22
                             -------------------------                  -------------------------------------------------------
BALANCES, MARCH 31, 2001          $907      $14,285                        $25,836          $515         $(15,462)    $26,081
                             =========================                  =======================================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                    THREE MONTHS
                                                                                                   ENDED MARCH 31
                                                                                          ----------------------------------
                                                                                                2001             2000
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                 $     938        $     782
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                      352              503
     Depreciation and amortization                                                                  369              368
     Deferred income tax                                                                           (566)            (167)
     Investment securities amortization, net                                                          1               26
     Gain on sale of loans                                                                         (498)             (23)
     Proceeds from sales of loans                                                                26,829            5,149
     Loans originated for sale                                                                  (25,829)
     Deferred loan fees                                                                             (21)              (9)
     Unearned income                                                                                (35)             (42)
     Net change in
       Interest receivable                                                                          476              196
       Interest payable                                                                             271              364
       Other assets                                                                                 442               67
       Other liabilities                                                                             58              296
                                                                                          ----------------------------------
         Net cash provided by operating activities                                                2,787            7,510
                                                                                          ----------------------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                           (4)              (3)
   Purchases of securities available for sale                                                                     (5,000)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                                             7,814            6,624
   Net change in loans                                                                           (5,564)          (7,300)
   Recoveries on loans previously charged-off                                                        46              154
   Purchases of premises and equipment                                                             (127)             (69)
                                                                                          ----------------------------------
         Net cash provided (used) by investing activities                                         2,165           (5,594)
                                                                                          ----------------------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                    16,049           15,116
     Short-term borrowings                                                                      (18,055)         (10,000)
   Federal Home Loan Bank advance                                                                60,000           25,225
   Repayment of Federal Home Loan Bank advance                                                  (75,000)         (50,000)
   Re-issuance of Treasury Stock                                                                                      60
   Dividends paid                                                                                  (286)            (310)
   Purchase of treasury stock                                                                       (47)              (7)
                                                                                          ----------------------------------
         Net cash used by financing activities                                                  (17,339)         (19,916)
                                                                                          ----------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENT                                                          (12,387)         (18,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   35,051           34,844
                                                                                          ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $22,664          $16,844
                                                                                          ==================================
ADDITIONAL CASH FLOWS INFORMATION

   Interest paid                                                                              $   5,741        $   5,806
   Income tax paid                                                                                                   230



See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the operating results for the full year of 2001 or 2000. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at March 31, 2001 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 2000 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 2000.

NOTE 2 -- INVESTMENT SECURITIES

                                                                                        2001
                                                      ----------------------------------------------------------------------
                                                                               GROSS            GROSS
                                                           AMORTIZED        UNREALIZED        UNREALIZED           FAIR
MARCH 31                                                      COST             GAINS            LOSSES            VALUE
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   U. S. Treasury and federal agencies                      $19,970            $  103            $ (59)          $20,014
   State and municipal                                        5,550               220                              5,770
   FHLMC mortgage-backed securities                           5,188                84               (4)            5,268
   FNMA mortgage-backed securities                           12,667               171                             12,838
   GNMA collateralized mortgage obligation                    8,019                                (73)            7,946
   FHLMC collateralized mortgage obligation                   7,728               341                              8,069
   FNMA collateralized mortgage obligation                    4,106                49               (2)            4,153
   Marketable equity securities                                 315                32                                347
                                                      ----------------- ---------------- ----------------- -----------------
         Total available for sale                           $63,543            $1,000            $(138)          $64,405
                                                      ================= ================ ================= =================


                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

                                                                                        2000
                                                              -----------------------------------------------------------
                                                                                 GROSS           GROSS
                                                                AMORTIZED      UNREALIZED     UNREALIZED         FAIR
DECEMBER 31                                                        COST          GAINS          LOSSES           VALUE
-------------------------------------------------------------------------------------------------------------------------
Available for sale
   U. S. Treasury and federal agencies                           $26,171        $  35            $(204)         $26,002
   State and Municipal                                             5,564          134               (2)           5,696
   FHLMC mortgage-backed securities                                5,598           63              (16)           5,645
   FNMA mortgage-backed securities                                13,252           57              (20)          13,289
   GNMA collateralized mortgage obligations                        8,026                          (238)           7,788
   FHLMC collaterailzed mortgage obligation                        7,725          227                             7,952
   FNMA collateralized mortgage obligations                        4,707           55                             4,762
   Marketable equity securities                                      315                           (74)             241
                                                         ----------------------------------------------------------------

         Total investment securities                             $71,358         $571            $(554)         $71,375
                                                         ================================================================


The amortized cost and fair value of securities available for sale at March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 AVAILABLE FOR SALE
                                                                                         -----------------------------------
                                                                                             AMORTIZED            FAIR
                                                                                                COST             VALUE
----------------------------------------------------------------------------------------------------------------------------
Within one year                                                                               $  8,983          $  9,015
One to five years                                                                                4,555             4,642
Five to ten years                                                                                8,871             9,035
After ten years                                                                                  3,111             3,091
                                                                                         -----------------------------------
                                                                                                25,520            25,783
Mortgage-backed securities                                                                      17,855            18,106
Collateralized mortgage obligations                                                             19,853            20,169
Marketable equity securities                                                                       315               347
                                                                                         -----------------------------------

                                                                                               $63,543           $64,405
                                                                                         ===================================


There were no sales of securities available for sale during the three months ending March 31, 2001.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 3 -- LOANS

                                                                                              MARCH 31,        December 31,
                                                                                               2001               2000
----------------------------------------------------------------------------------------------------------------------------
Commercial loans                                                                              $  85,769         $  88,421
Mortgage warehouse loans                                                                        149,424           102,884
Real estate loans                                                                                86,507           125,431
Installment loans                                                                                77,329            76,842
                                                                                        ------------------------------------

         Total loans                                                                           $399,029          $393,578
                                                                                        ====================================


NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

                                                                                                MARCH 31,        December 31,
                                                                                                  2001               2000
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
   Balances, beginning of period                                                                 $4,803            $3,273
   Provision for losses, operations                                                                 352             2,010
   Recoveries on loans                                                                               47               334
   Loans charged off                                                                               (170)             (814)
                                                                                        ------------------------------------

         Balances, end of period                                                                 $5,032            $4,803
                                                                                        ====================================


NOTE 5 -- NONPERFORMING ASSETS

                                                                                               MARCH 31,       December 31
                                                                                                 2001             2000
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                             $2,505           $2,370
Other real estate owned                                                                            211              136
                                                                                        ------------------------------------
         Total nonperforming assets                                                             $2,716           $2,506
                                                                                        ====================================

                        HORIZON BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 6 -- OTHER COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31                                                                    2001
----------------------------------------------------------------------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains arising during the period                                          $845
   Less: reclassification adjustment for gains realized in net income
                                                                                             ------------
         Net unrealized gains                                                                   845
Tax expense                                                                                    (339)
                                                                                             ------------
         Other comprehensive income                                                            $506
                                                                                             ============

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

ITEM 2 -- INTRODUCTION

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2001, cash and cash equivalents decreased by approximately $12 million and were used to repay short term borrowings and Federal Home Loan Bank advances. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at March 31, 2001, Bank has available approximately $57 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2000 to March 31, 2001.

Capital Resources
-----------------

The capital resources of Horizon and Bank exceed regulatory capital ratios for "well capitalized" banks at March 31, 2001. Stockholders' equity totaled $32.735 million ($6.654 million from ESOP) as of March 31, 2001 compared to $31.624 million ($6.676 million from ESOP) as of December 31, 2000. The change in stockholders' equity during the three months ended March 31, 2001 is the result of an increase in the market value of investment securities available for sale and net income, net of dividends declared. At March 31, 2001, the ratio of stockholders' equity to assets was 6.34% compared to 5.95% at December 31, 2000.

There have been no other material changes in Horizon's capital resources from December 31, 2000 to March 31, 2001.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

Material Changes in Financial Condition - March 31, 2001 compared to December
-----------------------------------------------------------------------------
31, 2000
--------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During the first quarter of 2001, nearly $35 million of seasoned residential mortgage loans were sold. These funds were used to increase mortgage warehouse loans that increased by approximately $47 million. This growth, as well as an approximately $33 million reduction in short-term borrowings and Federal Home Loan Bank advances, was funded by an increase in total deposits and cash which became available for use in Horizon's Federal Reserve account. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 2000 to March 31, 2001.

RESULTS OF OPERATIONS

Material Changes in Results of Operations - March 31, 2001 Compared to March 31,
-------------------------------------------------------------------------------
2000
----

During the three months ended March 31, 2001, net income totaled $938 thousand or $1.42 per share compared to $782 thousand or $1.13 per share for the same period in 2000.

Net interest income was $4.489 million for the three months ended March 31, 2001 compared to $4.454 million for the same period 2000.

The provision for loan losses totaled $352 thousand for the three months ended March 31, 2001 compared to $503 thousand for the same period in 2000. The decrease in the provision is due to declines in delinquent loans. The allowance for loan losses to total loans is 1.25% at March 31, 2001 compared to 1.22% at December 31, 2000.

Total noninterest income for the three months ended March 31, 2001 increased $675 thousand or 41.56% from the same period in 2000. The primary reason for the change was an increase in gain on sale of loans related to the above mentioned sale of residential mortgage loans as well as increased gains from the sale of currently generated residential mortgage loans. The volume of residential mortgage loans has increased significantly from the prior year due to lower interest rates which has resulted in increased refinancing activity.

Noninterest expense increased $621 thousand or14.49% for the three months ended March 31, 2001 compared to the same period in 2000. The increase relates primarily to commissions paid to mortgage loan originators and staff additions.

There have been no other material changes in the results of operations of Horizon for three months ending March 31, 2001 and 2000.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

                        HORIZON BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

    See Management's Discussion and Analysis

ITEM 2.  CHANGES IN SECURITIES
------------------------------

    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    Not Applicable

ITEM 5.  OTHER INFORMATION
--------------------------

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    a.  Financial Data Schedule

    b. No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HORIZON BANCORP



May 11, 2001                        /s/  Robert C. Dabagia
----------------------              -------------------------------------
Date:                               BY:  Robert C. Dabagia
                                    Chairman and Chief Executive Officer


May 11, 2001                        /s/  James H. Foglesong
----------------------              -------------------------------------
Date:                               BY:  James H. Foglesong
                                         Chief Financial Officer