Form 10-Q
period 2001-06-30
HORIZON BANCORP /IN/
filed 2001-08-10
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 2001 commission file number 0-10792

                                 HORIZON BANCORP
             (Exact name of registrant as specified in its charter)


             INDIANA                                      35-1562417
             -------                                      ----------
(State or other jurisdiction of                        (I.R. S. Employer
incorporation or organization)                         Identification No.)

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

                            661,928 at JULY 31, 2001
                            -------    -------------

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts in Thousands)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2001            2000
-----------------------------------------------------------------------------------------------

ASSETS
   Cash and due from banks                                           $  44,823       $  34,018
   Interest-bearing demand deposits                                        844           1,033
                                                                     -------------------------
   Cash and cash equivalents                                            45,667          35,051
   Interest-bearing deposits                                               245             238
   Investment securities, available for sale                            60,892          71,375
   Loans held for sale                                                   8,662           4,176
   Loans, net of allowance for loan losses of $5,233 and $4,803        406,784         388,775
   Premises and equipment                                               16,708          17,281
   Federal Reserve and Federal Home Loan Bank stock                      6,240           6,239
   Interest receivable                                                   3,089           3,301
   Other assets                                                          5,958           5,340
                                                                     -------------------------

         Total assets                                                $ 554,245       $ 531,776
                                                                     =========================

LIABILITIES
   Deposits
     Noninterest bearing                                             $  44,905       $  30,044
     Interest bearing                                                  366,170         356,304
                                                                     -------------------------
                                                                       411,075         386,348
   Short-term borrowings                                                24,964          34,148
   Federal Home Loan Bank advances                                      80,293          75,320
   Interest payable                                                      1,032           1,015
   Other liabilities                                                     3,548           3,321
                                                                     -------------------------
         Total liabilities                                             520,912         500,152
                                                                     =========================

COMMITMENTS AND CONTINGENCIES

EQUITY RECEIVED FROM STOCK BONUS PLAN                                    5,031           6,676
                                                                     -------------------------
STOCKHOLDERS' EQUITY
   Common stock, $1 stated value
     Authorized, 5,000,000 shares
     Issued, 1,038,428 shares, less Stock Bonus Plan shares of
       136,890 and 131,652                                                 902             907
   Additional paid-in capital                                           15,913          14,263
   Retained earnings                                                    26,591          25,184
   Accumulated other comprehensive income                                  358               9
   Less treasury stock, at cost, 376,501 and 375,550 shares            (15,462)        (15,415)
                                                                     -------------------------
         Total stockholders' equity                                     28,302          24,948
                                                                     -------------------------

         Total liabilities and stockholders' equity                  $ 554,245       $ 531,776
                                                                     =========================


See notes to consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)




                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30                 JUNE 30
                                                      --------------------------------------------------
                                                           2001         2000        2001         2000
--------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans receivable                                       $ 9,293      $ 9,066      $18,538      $17,751
   Investment securities:
     Taxable                                                1,143        1,219        2,393        2,427
     Tax exempt                                                 7            2           13            5
                                                      --------------------------------------------------
         Total interest income                             10,443       10,287       20,944       20,183
                                                      --------------------------------------------------

INTEREST EXPENSE
   Deposits                                                 4,353        3,766        9,193        7,961
   Federal funds purchased and short-term borrowings           95          222          216          329
   Federal Home Loan Bank advances                          1,097        1,465        2,148        2,605
                                                      --------------------------------------------------
         Total interest expense                             5,545        5,453       11,557       10,895
                                                      --------------------------------------------------

NET INTEREST INCOME                                         4,898        4,834        9,387        9,288
   Provision for loan losses                                  353          502          705        1,005
                                                      --------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         4,545        4,332        8,682        8,283
                                                      --------------------------------------------------

OTHER INCOME
   Service charges on deposit accounts                        552          521        1,063          983
   Fiduciary activities                                       701          710        1,444        1,377
   Commission income from insurance agency                    215          174          469          403
   Income from reinsurance company                             16           22           43           60
   Gain on sale of loans                                      560          147        1,058          170
   Other income                                               310          269          576          472
                                                      --------------------------------------------------
         Total other income                                 2,354        1,843        4,653        3,465
                                                      --------------------------------------------------

OTHER EXPENSES
   Salaries and employee benefits                           2,823        2,138        5,556        4,393
   Net occupancy expenses                                     424          443          889          889
   Data processing and equipment expenses                     559          545        1,076        1,059
   Other expenses                                           1,371        1,308        2,563        2,379
                                                      --------------------------------------------------
         Total other expenses                               5,177        4,434       10,084        8,720
                                                      --------------------------------------------------

INCOME BEFORE INCOME TAX                                    1,722        1,741        3,251        3,028
   Income tax expense                                         669          684        1,260        1,189
                                                      --------------------------------------------------

NET INCOME                                                $ 1,053      $ 1,057      $ 1,991      $ 1,839
                                                      ==================================================

BASIC AND DILUTED EARNINGS PER SHARE                      $  1.59      $  1.53      $  3.01      $  2.66
                                                      ==================================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)

                                         ADDITIONAL                                  ACCUMULATED OTHER
                               COMMON      PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE    TREASURY
                                STOCK      CAPITAL         INCOME         EARNINGS        INCOME          STOCK      TOTAL
------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 2000       $907      $14,263                        $25,184        $    9         $(15,415)   $24,948

   Net income                                               $ 1,991          1,991                                     1,991

   Other comprehensive
     income, net of tax

     Unrealized gains on
       securities
                                                                349                          349                         349
                                                     --------------------

   Comprehensive income                                      $2,340
                                                     ====================
   Cash dividends ($.90 per
     share)
                                                                              (584 )                                    (584)
   Purchase of 951 shares of
     treasury stock
                                                                                                              (47)       (47)
   Market value change in
     Stock Bonus Plan shares
     subject to put, net of
     purchases and
     distributions
                                    (5)       1,650                                                                    1,645
                             -------------------------                  ------------------------------------------------------

BALANCES, JUNE 30, 2001           $902      $15,913                        $26,591          $358         $(15,462)   $28,302
                             =========================                  ======================================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                 SIX MONTHS
                                                                                               ENDED JUNE 30
                                                                                       ----------------------------
                                                                                            2001           2000
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                                            $   1,991       $   1,839
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                 705           1,005
     Depreciation and amortization                                                             741             730
     Deferred income tax                                                                      (476)           (167)
     Investment securities amortization (accretion), net                                        (5)             48
     Gain on sale of loans                                                                  (1,058)           (170)
     Proceeds from sales of loans                                                           58,969          13,340
     Loans originated for sale                                                             (62,397)
     Deferred loan fees                                                                        (23)            (30)
     Unearned income                                                                           (23)           (140)
     Net change in
       Interest receivable                                                                     212             (72)
       Interest payable                                                                         17              82
       Other assets                                                                           (371)           (350)
       Other liabilities                                                                       227              96
                                                                                       ----------------------------
         Net cash provided by operating activities                                          (1,491)         16,211
                                                                                       ----------------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                      (7)             (5)
   Purchases of securities available for sale                                                               (7,908)
   Proceeds from maturities, calls, and principal repayments                                10,750
     of securities available for sale                                                                        7,947
   Proceeds from sales of securities available for sale                                        315
   Purchase of Federal Home Loan Bank or Federal Reserve Bank Stock                             (1)           (341)
   Net change in loans                                                                     (18,882)        (22,336)
   Recoveries on loans previously charged-off                                                  215             222
   Purchases of premises and equipment                                                        (168)            (64)
                                                                                       ----------------------------
         Net cash used by investing activities                                              (7,778)        (22,485)
                                                                                       ----------------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                               24,727          10,869
     Short-term borrowings                                                                  (9,184)         (9,800)
   Federal Home Loan Bank advance                                                          120,000          65,320
   Repayment of Federal Home Loan Bank advance                                            (115,027)        (60,000)
   Re-issuance of Treasury Stock                                                                                60
   Dividends paid                                                                             (584)           (620)
   Purchase of treasury stock                                                                  (47)           (167)
                                                                                       ----------------------------
         Net cash provided by financing activities                                          19,885           5,662
                                                                                       ============================
NET CHANGE IN CASH AND CASH EQUIVALENT                                                      10,616            (612)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              35,051          34,844
                                                                                       ----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  45,667       $  34,232
                                                                                       ============================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                         $  11,540       $  10,977
   Income tax paid                                                                           1,780           1,230


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


Note 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank) and HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All inter-company balances and transactions have been eliminated. The results of operations for the period ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the operating results for the full year of 2001 or 2000. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at June 30, 2001 and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principals that might otherwise be necessary in the circumstances and should be read in conjunction with the 2000 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 2000.


Note 2 -- INVESTMENT SECURITIES

                                                                                      2001
                                                      ------------------------------------------------------------------
                                                                             GROSS             GROSS
                                                          AMORTIZED        UNREALIZED        UNREALIZED           FAIR
JUNE 30                                                      COST            GAINS             LOSSES            VALUE
------------------------------------------------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies                      $19,783              $ 66            $(101)          $19,748
   State and municipal                                        5,552               238                              5,790
   FHLMC mortgage-backed securities                           4,841                72              (16)            4,897
   FNMA mortgage-backed securities                           11,246               150                             11,396
   GNMA collateralized mortgage obligation                    8,013                               (140)            7,873
   FHLMC collateralized mortgage obligation                   7,731               321                              8,052
   FNMA collateralized mortgage obligation                    3,130                21              (15)            3,136
                                                      ------------------------------------------------------------------
         Total investment securities                        $60,296              $868            $(272)          $60,892
                                                      ==================================================================

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

                                                                                           2000
                                                         -------------------------------------------------------------------
                                                                                   GROSS            GROSS
                                                             AMORTIZED          UNREALIZED        UNREALIZED         FAIR
DECEMBER 31                                                     COST               GAINS            LOSSES           VALUE
----------------------------------------------------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies                           $26,171           $  35            $(204)         $26,002
   State and Municipal                                             5,564             134               (2)           5,696
   FHLMC mortgage-backed securities                                5,598              63              (16)           5,645
   FNMA mortgage-backed securities                                13,252              57              (20)          13,289
   GNMA collateralized mortgage obligations                        8,026                             (238)           7,788
   FHLMC collaterailzed mortgage obligation                        7,725             227                             7,952
   FNMA collateralized mortgage obligations                        4,707              55                             4,762
   Marketable equity securities                                      315                              (74)             241
                                                         -------------------------------------------------------------------

         Total investment securities                             $71,358            $571            $(554)         $71,375
                                                         ===================================================================


The amortized cost and fair value of securities available for sale at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 AVAILABLE FOR SALE
                                                                                         -----------------------------------
                                                                                             AMORTIZED           FAIR
                                                                                                COST            VALUE
----------------------------------------------------------------------------------------------------------------------------

Within one year                                                                             $   11,038         $  11,098
One to five years                                                                                2,464             2,517
Five to ten years                                                                                9,699             9,883
After ten years                                                                                  2,134             2,040
                                                                                         -----------------------------------
                                                                                                25,335            24,538
Mortgage-backed securities                                                                      16,087            16,293
Collateralized mortgage obligations                                                             18,874            19,061
                                                                                         -----------------------------------
                                                                                               $60,296           $60,892
                                                                                         ===================================


Proceeds from sales of securities available for sale during the three and six months ended June 30, 2001 were $315 thousand. There were no gross gains or losses realized on the sales. There were no sales of securities available for sale during the three and six months ended June 30, 2000.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


Note 3 -- LOANS

                                                                                               JUNE 30,       December 31,
                                                                                                 2001            2000
----------------------------------------------------------------------------------------------------------------------------

Commercial loans                                                                              $  87,094         $  88,421
Mortgage warehouse loans                                                                        164,059           102,884
Real estate loans                                                                                81,451           125,431
Installment loans                                                                                79,413            76,842
                                                                                        ------------------------------------

         Total loans                                                                           $412,017          $393,578
                                                                                        ====================================


Note 4 -- ALLOWANCE FOR LOAN LOSSES

                                                                                               JUNE 30,       December 31,
                                                                                                 2001            2000
----------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses
   Balances, beginning of period                                                                 $4,803            $3,273
   Provision for losses, operations                                                                 705             2,010
   Recoveries on loans                                                                              214               334
   Loans charged off                                                                               (489)             (814)
                                                                                        ------------------------------------

         Balances, end of period                                                                 $5,233            $4,803
                                                                                        ====================================


Note 5 -- NONPERFORMING ASSETS

                                                                                               JUNE 30,       December 31
                                                                                                 2001            2000
----------------------------------------------------------------------------------------------------------------------------

Nonperforming loans                                                                             $2,361           $2,370
Other real estate owned                                                                            452              136
                                                                                        ------------------------------------

         Total nonperforming assets                                                             $2,813           $2,506
                                                                                        ====================================

                        HORIZON BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


Note 6 -- OTHER COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30                                                                     2001
-------------------------------------------------------------------------------------------------------

Unrealized gains on securities:
   Unrealized holding gains arising during the period                                          $579
   Less: reclassification adjustment for gains realized in net income
                                                                                         --------------
         Net unrealized gains                                                                   579
Tax expense                                                                                    (230)
                                                                                         --------------
         Other comprehensive income                                                            $349
                                                                                         ==============

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


Item 2 -- INTRODUCTION

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 2001, cash and cash equivalents increased by approximately $11 million; primarily the result of large deposit activity on the last business day of June. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at June 30, 2001, the Bank has available approximately $42 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2000 to June 30, 2001.

Capital Resources
-----------------

The capital resources of Horizon and Bank exceed regulatory capital ratios for "well capitalized" banks at June 30, 2001. Stockholders' equity totaled $33.333 million ($5.031 million from Stock Bonus Plan) as of June 30, 2001 compared to $31.624 million ($6.676 million from Stock Bonus Plan) as of December 31, 2000. The change in stockholders' equity during the six months ended June 30, 2001 is the result of an increase in the market value of investment securities available for sale accounted for as an increase to stockholders' equity, net of tax, and net income, net of dividends declared. At June 30, 2001, the ratio of stockholders' equity to assets was 6.01% compared to 5.95% at December 31, 2000.

There have been no other material changes in Horizon's capital resources from December 31, 2000 to June 30, 2001.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


Material Changes in Financial Condition - June 30, 2001 compared to December 31,
--------------------------------------------------------------------------------
2000
----

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During the first six months of 2001, nearly $35 million of seasoned residential mortgage loans were sold. The proceeds were used to fund mortgage warehouse loans that grew by approximately $61 million. Additionally, the growth was funded by the increase in total deposits and a decline in investment securities through maturities and payments on various mortgage backed securities. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 2000 to June 30, 2001.


RESULTS OF OPERATIONS

Material Changes in Results of Operations - June 30, 2001 Compared to June 30,
------------------------------------------------------------------------------
2000
----

During the six months ended June 30, 2001, net income totaled $1.991 million or $3.01 per share compared to $1.839 million or $2.66 per share for the same period in 2000.

Net interest income was $9.387 million for the six months ended June 30, 2001 compared to $9.288 million for the same period 2000.

The provision for loan losses totaled $705 thousand for the six months ended June 30, 2001 compared to $1.005 million for the same period in 2000. The decrease in the provision is due to declines in delinquent loans. The allowance for loan losses to total loans is 1.26% at June 30, 2001 compared to 1.22% at December 31, 2000.

Total non-interest income for the six months ended June 30, 2001 increased $1.188 million or 34.29% from the same period in 2000. The primary reason for the change was an increase in gain on sale of loans related to the above mentioned sale of residential mortgage loans as well as increased gains from currently generated residential mortgage loans. The volume of new residential mortgage loans has increased dramatically from the prior year due to lower interest rates leading to increased refinancing activity.

Non-interest expense increased $1.364 million or 15.64% for the six months ended June 30, 2001 compared to the same period in 2000. The increase relates primarily to commissions paid to mortgage loan originators and staff additions.

There have been no other material changes in the results of operations of Horizon for the six months ending June 30, 2001 and 2000.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001


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

                        HORIZON BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


ITEM 1. LEGAL PROCEEDINGS
-------------------------

    See Management's Discussion and Analysis

ITEM 2. CHANGES IN SECURITIES
-----------------------------

    Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

    Not Applicable

ITEM 5. OTHER INFORMATION
-------------------------

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

    a.  Financial Data Schedule
    b. No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HORIZON BANCORP






August 2, 2001               /s/ Craig M. Dwight
----------------------       --------------------------
Date:                        BY:  Craig M. Dwight
                                  President and Chief Executive Officer




August 2, 2001               /s/ James H. Foglesong
----------------------       --------------------------
Date:                        BY:  James H. Foglesong
                                  Chief Financial Officer