Form 10-Q
period 2001-09-30
HORIZON BANCORP /IN/
filed 2001-11-08
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended SEPTEMBER 30, 2001 commission file number 0-10792
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

                               Yes  X        No
                                   ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,985,700 at NOVEMBER 5, 2001
                          ---------    ----------------

PART I - FINANCIAL INFORMATION
     ITEM 1.    FINANCIAL STATEMENTS


                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)

                                                                                    SEPTEMBER 30,          December 31,
                                                                                        2001                   2000
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from banks                                                             $ 20,459              $  34,018
   Interest-bearing demand deposits                                                       4,610                  1,033
   Federal funds sold                                                                     4,000
                                                                               ----------------------------------------------
   Cash and cash equivalents                                                             29,069                 35,051
   Interest-bearing deposits                                                                245                    238
   Investment securities, available for sale                                             48,838                 71,375
   Loans held for sale                                                                    5,031                  4,176
   Loans, net of allowance for loan losses of $5,358 and $4,803                         402,827                388,775
   Premises and equipment                                                                16,528                 17,281
   Federal Reserve and Federal Home Loan Bank stock                                       6,240                  6,239
   Interest receivable                                                                    2,879                  3,301
   Other assets                                                                           5,270                  5,340
                                                                               ----------------------------------------------

         Total assets                                                                  $516,927               $531,776
                                                                               ==============================================

LIABILITIES
   Deposits
     Noninterest bearing                                                               $ 41,538              $  30,044
     Interest bearing                                                                   337,208                356,304
                                                                               ----------------------------------------------
         Total deposits                                                                 378,746                386,348
   Short-term borrowings                                                                 17,716                 34,148
   Federal Home Loan Bank advances                                                       80,293                 75,320
   Interest payable                                                                       1,025                  1,015
   Other liabilities                                                                      4,291                  3,321
                                                                               ----------------------------------------------
         Total liabilities                                                              482,071                500,152
                                                                               ----------------------------------------------

COMMITMENTS AND CONTINGENCIES

EQUITY RECEIVED FROM STOCK BONUS PLAN                                                     5,003                  6,676
                                                                               ----------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.33 1/3  stated value
     Authorized, 15,000,000 and 5,000,000 shares Issued, 3,115,284 shares, less
     Stock Bonus Plan shares of
       408,417  and 394,956                                                                 902                    907
   Additional paid-in capital                                                            15,941                 14,263
   Retained earnings                                                                     27,417                 25,184
   Accumulated other comprehensive income                                                 1,055                      9
   Less treasury stock, at cost, 360,423 and 350,293 shares                             (15,462)               (15,415)
                                                                               ----------------------------------------------
         Total stockholders' equity                                                      29,853                 24,948
                                                                               ----------------------------------------------

         Total liabilities and stockholders' equity                                    $516,927               $531,776
                                                                               ==============================================

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30                     SEPTEMBER 30
                                                          ------------------------------------------------------------------
                                                                 2001            2000             2001            2000
----------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans receivable                                               $8,796        $  9,641         $ 27,334       $  27,392
   Investment securities:
     Taxable                                                       1,048           1,255            3,441           3,682
     Tax exempt                                                        6               3               19               8
                                                          ------------------------------------------------------------------
         Total interest income                                     9,850          10,899           30,794          31,082
                                                          ------------------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                        3,705           4,706           12,898          12,667
   Federal funds purchased and short-term borrowings                  45             144              261             473
   Federal Home Loan Bank advances                                 1,222           1,324            3,370           3,929
                                                          ------------------------------------------------------------------
         Total interest expense                                    4,972           6,174           16,529          17,069
                                                          ------------------------------------------------------------------

NET INTEREST INCOME                                                4,878           4,725           14,265          14,013
   Provision for loan losses                                         300             503            1,005           1,508
                                                          ------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                                                   4,578           4,222           13,260          12,505
                                                          ------------------------------------------------------------------

OTHER INCOME
   Service charges on deposit accounts                               569             534            1,632           1,517
   Fiduciary activities                                              591             671            2,035           2,048
   Commission income from insurance agency                           190             216              659             619
   Income from reinsurance company                                    21              27               64              87
   Gain on sale of loans                                             581             127            1,639             297
   Wire transfer fee income                                          129             114              388             381
   Other income                                                      171             130              488             329
                                                          ------------------------------------------------------------------
         Total other income                                        2,252           1,819            6,905           5,278
                                                          ------------------------------------------------------------------

OTHER EXPENSES
   Salaries and employee benefits                                  2,740           2,279            8,296           6,672
   Net occupancy expenses                                            433             441            1,322           1,330
   Data processing and equipment expenses                            539             527            1,615           1,586
   Other expenses                                                  1,263           1,226            3,826           3,605
                                                          ------------------------------------------------------------------
         Total other expenses                                      4,975           4,473           15,059          13,193
                                                          ------------------------------------------------------------------

INCOME BEFORE INCOME TAX                                           1,855           1,568            5,106           4,590
   Income tax expense                                                731             355            1,991           1,538
                                                          ------------------------------------------------------------------

NET INCOME                                                        $1,124          $1,213           $3,115          $3,052
                                                          ==================================================================

BASIC AND DILUTED EARNINGS PER SHARE                                $ .57         $  .59           $ 1.57          $ 1.48
                                                          ==================================================================

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)



                                        ADDITIONAL                                 ACCUMULATED OTHER
                                COMMON   PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE    TREASURY
                                STOCK    CAPITAL         INCOME         EARNINGS         INCOME         STOCK        TOTAL
-------------------------------------------------------------------------------------------------------------------------------

BALANCES, JANUARY 1, 2001         $907  $14,263                        $25,184          $    9        $(15,415)     $24,948

   Net income                                           $3,115           3,115                                        3,115
   Other comprehensive
     income, net of tax,
     unrealized gain on
     securities
                                                         1,046                           1,046                        1,046
                                                   --------------------

   Comprehensive income
                                                        $4,161
                                                   ====================
   Cash dividends ($.45
     per share)
                                                                          (882)                                        (882)
   Purchase of 2,853
     shares of treasury
     stock
                                                                                                           (47)        (47)
   Market value change in
     Stock Bonus Plan
     shares subject to
     put, net of
     purchases and
     distributions                 (5)    1,678                                                                       1,673
                          --------------------------                  ---------------------------------------------------------

BALANCES, SEPTEMBER 30, 2001
                                 $902   $15,941                        $27,417          $1,055        $(15,462)     $29,853
                          ==========================                  =========================================================

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                    NINE MONTHS
                                                                                 ENDED SEPTEMBER 30
                                                                         ------------------------------
                                                                                 2001              2000
-------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                               $   3,115         $   3,052
   Adjustments to reconcile net income  to net cash
     provided by operating activities:
     Provision for loan losses                                                  1,005             1,508
     Depreciation and amortization                                              1,105             1,085
     Deferred income tax                                                         (396)             (888)
     Investment securities amortization, net                                        4                76
     Gain on sale of loans                                                     (1,639)             (297)
     Proceeds from sales of loans                                             100,969            24,475
     Loans originated for sale                                               (100,185)
     Deferred loan fees                                                           (27)              (42)
     Unearned income                                                              (23)             (163)
     Net change in:
       Interest receivable                                                        422              (232)
       Interest payable                                                            10               442
       Other assets                                                              (238)               14
       Other liabilities                                                          970               719
                                                                  -------------------------------------
         Net cash provided by operating activities                              5,092            29,749
                                                                  -------------------------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                         (7)               (4)
   Purchases of securities available for sale                                  (1,995)           (7,908)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                          25,964             9,794
   Proceeds from sales of securities available for sale                           315
   Purchase of Federal Home Loan Bank and Federal Reserve Bank stock               (1)             (341)
   Net change in loans                                                        (15,276)          (33,710)
   Recoveries on loans previously charged-off                                     268               268
   Purchases of premises and equipment                                           (352)             (226)
                                                                  -------------------------------------
         Net cash provided (used) by investing activities                       8,916           (32,127)
                                                                  -------------------------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                  (7,602)           52,387
     Short-term borrowings                                                    (16,432)          (17,743)
   Federal Home Loan Bank advances                                            140,000            85,320
   Repayment of Federal Home Loan Bank advances                              (135,027)         (115,000)
   Re-issuance of treasury stock                                                                     60
   Dividends paid                                                                (882)             (929)
   Purchase of treasury stock                                                     (47)             (517)
                                                                  -------------------------------------
         Net cash provided (used) by financing activities                     (19,990)            3,578
                                                                  -------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (5,982)            1,200

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 35,051            34,844
                                                                  -------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  29,069         $  36,044
                                                                  =====================================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                            $  16,519         $  17,511
   Income tax paid                                                              2,456             1,780

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and The Loan Store, Inc. All intercompany balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2001 and September 30, 2000 are not necessarily indicative of the operating results for the full year of 2001 or 2000. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at September 30, 2001 and its results of operations and cash flows for the periods presented.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. All share and per share amounts have been adjusted to give effect to a three for one stock split declared on October 16, 2001.

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


NOTE 2 - INVESTMENT SECURITIES

                                                                                          2001
                                                     -----------------------------------------------------------------------
                                                                             GROSS              GROSS
                                                         AMORTIZED         UNREALIZED         UNREALIZED         FAIR
SEPTEMBER 30                                               COST               GAINS             LOSSES           VALUE
----------------------------------------------------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies                      $8,437              $128               $17           $8,548
   State and municipal                                       5,537               421                              5,958
   FHLMC mortgage-backed securities                          4,518               142                 1            4,659
   FNMA mortgage-backed securities                          10,813               271                             11,084
   GNMA collateralized mortgage obligation                   8,007               219                              8,226
   FHLMC collateralized mortgage obligation                  7,734               534                              8,268
   FNMA collateralized mortgage obligation                   2,025                76                 6            2,095
                                                     -----------------------------------------------------------------------

         Total available for sale                          $47,071            $1,791               $24          $48,838
                                                     =======================================================================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)


NOTE 2 - INVESTMENT SECURITIES

                                                                                      2000
                                                     -----------------------------------------------------------------------
                                                                                 GROSS           GROSS
                                                            AMORTIZED          UNREALIZED      UNREALIZED          FAIR
DECEMBER 31                                                   COST               GAINS           LOSSES            VALUE
----------------------------------------------------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies                       $26,171             $  35            $(204)          $26,002
   State and Municipal                                         5,564               134               (2)            5,696
   FHLMC mortgage-backed securities                            5,598                63              (16)            5,645
   FNMA mortgage-backed securities                            13,252                57              (20)           13,289
   GNMA collateralized mortgage obligations                    8,026                               (238)            7,788
   FHLMC collateralized mortgage obligation                    7,725               227                              7,952
   FNMA collateralized mortgage obligations                    4,707                55                              4,762
   Marketable equity securities                                  315                                (74)              241
                                                     -----------------------------------------------------------------------

         Total investment securities                         $71,358              $571            $(554)          $71,375
                                                     =======================================================================


The amortized cost and fair value of securities available for sale at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     AVAILABLE FOR SALE
                                             --------------------------------
                                              AMORTIZED          FAIR
                                                COST             VALUE
-----------------------------------------------------------------------------

Within one year                                  $3,039           $3,098
One to five years                                 3,970            4,198
Five to ten years                                 4,832            5,065
After ten years                                   2,133            2,145
                                             --------------------------------
                                                 13,974           14,506
Mortgage-backed securities                       15,331           15,743
Collateralized mortgage obligations              17,766           18,589
                                             --------------------------------

                                                $47,071          $48,838
                                             ================================


Proceeds from sales of securities available for sale during the nine months ended September 30, 2001 were $315 thousand. There were no gross gains or losses realized on the sales. There were no sales of securities available for sale during the three months ended September 30, 2001. There were no sales of securities available for sale during the three and nine months ended September 30, 2000.

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)


NOTE 3 - LOANS

                                                         SEPTEMBER 30,          December 31,
                                                              2001                 2000
-----------------------------------------------------------------------------------------------

Commercial loans                                               $ 94,168         $  88,421
Mortgage warehouse loans                                        151,189           102,884
Real estate loans                                                80,865           125,431
Installment loans                                                81,963            76,842
                                                      -----------------------------------------

         Total loans                                           $408,185          $393,578
                                                      =========================================


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

                                                         SEPTEMBER 30,          December 31,
                                                              2001                 2000
-----------------------------------------------------------------------------------------------

Allowance for loan losses
   Balances, beginning of period                               $4,803              $3,273
   Provision for losses, operations                             1,005               2,010
   Recoveries on loans                                            268                 334
   Loans charged off                                             (718)               (814)
                                                      -----------------------------------------

         Balances, end of period                               $5,358              $4,803
                                                      =========================================


NOTE 5 - NONPERFORMING ASSETS

                                                         SEPTEMBER 30,          December 31,
                                                              2001              2000
-----------------------------------------------------------------------------------------------

Nonperforming loans                                              $2,006          $2,370
Other real estate owned                                             214             136
                                                      -----------------------------------------

         Total nonperforming assets                              $2,220          $2,506
                                                      =========================================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)


NOTE 6 - OTHER COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30                                                                      2001
-----------------------------------------------------------------------------------------------------------------

Unrealized gains on securities:
   Unrealized holding gains arising during the period                                               $1,750
   Less: reclassification adjustment for gains (losses) realized in net income
                                                                                             --------------------
         Net unrealized gains                                                                        1,750

Tax expense                                                                                           (704)
                                                                                             --------------------

         Other comprehensive income                                                                 $1,046
                                                                                             ====================

NOTE 7 - THREE FOR ONE STOCK SPLIT

On October 16, 2001 the Board of Directors of Horizon authorized a three for one stock split, payable on or about November 16, 2001, to shareholders of record as of the close of business on October 31, 2001. All share and per share amounts have been adjusted for the split.

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        HORIZON BANCORP AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


INTRODUCTION

The purpose of this discussion is to focus on Horizon's financial condition and its results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 2001, cash and cash equivalents decreased by approximately $6.0 million. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at September 30, 2001, the Bank has available approximately $38.0 million in unused credit lines with various money center banks and the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2000 to September 30, 2001.

Capital Resources
-----------------

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at September 30, 2001. Stockholders' equity totaled $34.9 million ($5 million from Stock Bonus Plan) as of September 30, 2001 compared to $31.6 million ($6.7 million from Stock Bonus Plan) as of December 31, 2000. The change in stockholders' equity during the nine months ended September 30, 2001 is the result of an increase in market value of investment securities available for sale, net of tax, and net income, net of dividends declared. At September 30, 2001, the ratio of stockholders' equity to assets was 6.74% compared to 5.95% at December 31, 2000.

On October 16, 2001 the Board of Directors of Horizon authorized a three for one stock split, payable on or about November 16, 2001, to shareholders of record as of the close of business on October 31, 2001.

There have been no other material changes in Horizon's capital resources from December 31, 2000 to September 30, 2001.

Material Changes in Financial Condition - September 30, 2001 compared to
------------------------------------------------------------------------
December 31, 2000
-----------------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During the first nine months of 2001, deposits decreased over $7.6 million, primarily as a result of decreased negotiable Certificates of Deposit from municipalities. The Bank sold nearly $35 million of residential mortgage loans from its loan portfolio and approximately $23 million of U.S. Government Agency securities matured. These moneys were used to fund growth in consumer loans and mortgage warehouse loans. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 2000 to September 30, 2001.


RESULTS OF OPERATIONS

Material changes in results of operations - September 30, 2001 compared to
--------------------------------------------------------------------------
September 30, 2000
------------------

During the nine months ended September 30, 2001, net income totaled $3.115 million or $1.57 per share compared to $3.052 million or $1.48 per share for the same period in 2000. Per share information has been adjusted to reflect a three for one stock split declared October 16, 2001.

Net interest income was $14.265 million for the nine months ended September 30, 2001 compared to $14.013 million for the same period of 2000.

The provision for loan losses totaled $1.005 million for the nine months ended September 30, 2001 compared to $1.508 million for the same period in 2000. The decrease in the provision is primarily related to decreased loan delinquency and nonperforming loans. The allowance for loan losses to total loans is 1.31% at September 30, 2001 compared to 1.22% at December 31, 2000.

Total non-interest income for the nine months ended September 30, 2001 increased $1.627 million or 30.83% from the same period in 2000. The primary reason for the change was an increase in gains on sale of loans related to the above mentioned sale of residential mortgage loans as well as increased gains from sales of currently generated residential mortgage loans. The volume of new residential mortgage loans has increased from the prior year due to lower interest rates that have resulted in increased refinancing activity.

Noninterest expense increased $1.866 million or 14.14% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase relates primarily to commissions paid to mortgage loan originators and staff additions.

There have been no other material changes in the results of operations of Horizon for nine months ending September 30, 2001 and 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Horizon currently does not engage in any derivative or hedging activity. Refer to the Horizon's 2000 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2000 Form 10-K.

Forward-Looking Statements
--------------------------
Certain statements in this Item 3 constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of Horizon to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

PART II - OTHER INFORMATION

                        HORIZON BANCORP AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


     ITEM 5.   OTHER INFORMATION

On October 16, 2001, the Board of Directors of Horizon Bancorp approved an amendment to Article III, Section 6 of Horizon's By-Laws to remove the requirement that stock certificates contain original signatures. That Section now provides that stock certificates may be signed either manually or by facsimile.

On October 16, 2001, the Board of Directors of Horizon Bancorp approved an amendment to Article V, Section 1 of Horizon's Articles of Incorporation to increase the authorized shares of common stock from 5 million to 15 million in connection with the 3 for 1 forward stock split. This amendment became effective on October 31, 2001. Shareholder approval was not required for this amendment.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a.  The following exhibits are filed herewith:

        3.1 Amended and Restated Articles of Incorporation of the Registrant as amended October 31, 2001.

        3.2 Amended and Restated Bylaws of the Registrant as amended October 16, 2001.



    b. No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HORIZON BANCORP




11-6-01                    /s/ Craig M. Dwight
------------------        -----------------------------------------
Date:                     BY: Craig M. Dwight
                          President and Chief Executive Officer



 11-6-01                  /s/ James H. Foglesong
------------------        -----------------------------------------
Date:                     BY: James H. Foglesong
                          Chief Financial Officer