Form 10-K405
period 2001-12-31
HORIZON BANCORP /IN/
filed 2002-03-27
CIK 706129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 2001
                                             -----------------



                         Commission file number 0-10792
                                                -------

                                 Horizon Bancorp
                                 ---------------
             (Exact name of registrant as specified in its charter)

                              Indiana                                                35-1562417
                              -------                                                ----------
 (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                515 Franklin Square, Michigan City                                      46360
                ----------------------------------                                      -----
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

Common Stock, no par value, 1,985,700 shares outstanding as of February 28, 2002
--------------------------------------------------------------------------------





Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [X].

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the average bid price of such stock as of February 28, 2002 was $24,538,930.

                       Documents Incorporated by Reference
                       -----------------------------------

                                                                                 Part of Form 10-K into which
Document                                                                         portion of document is incorporated
--------                                                                         -----------------------------------

Portions of the Registrant's 2001 Annual Report to shareholders                  I, II, VI

Portions of the Registrant's Proxy Statement to be filed for its May 9,          III
2002 annual meeting of shareholders


Except as provided in Part I, Part II, Part III and Part IV no part of the Registrant's 2001 Annual Report to Shareholders or Proxy Statement shall be deemed incorporated herein by this reference or to be filed with the Securities and Exchange Commission for any purposes.

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

     On October 1, 1986 the Registrant issued 1,198,020 shares of its common stock in exchange for all of the common stock of Citizens Michiana Financial Corporation in connection with mergers of such companies and their subsidiaries. Subsequent to the merger, the Registrant remained a one-bank holding company with a wholly-owned subsidiary, Horizon Bank, N.A. ("Bank") and Bank's wholly-owned subsidiaries, Horizon Trust & Investment Management, N.A. ("Horizon Trust") and Horizon Insurance Services, Inc. ("Horizon Insurance") and nonbank subsidiaries, HBC Insurance Group ("Insurance Company") and The Loan Store, Inc., ("Loan Store").

b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     The Registrant's main business is commercial banking and has no other segments.

c)   NARRATIVE DESCRIPTION OF BUSINESS
     The Registrant's business is that incident to its 100% ownership of Bank and the Insurance Company. The main source of funds for the Registrant is dividends from Bank. Bank was chartered as a national bank association in 1873 and has operated continuously since that time. Bank, whose deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, is a full-service commercial bank offering a broad range of commercial and retail banking services, corporate and individual trust and agency services, commercial and personal property and casualty insurance services and other services incident to banking. Bank maintains four facilities located within La Porte County, Indiana, three facilities located in Porter County, Indiana and a loan production office in Lake County, Indiana. At December 31, 2001, Bank had total assets of $587,945,000 and total deposits of $419,599,000. Aside from the stock of Bank and Insurance Company, the Registrant's only other significant assets are cash and cash equivalents totaling approximately $210,000, and dividends receivable of approximately $300,000 at December 31, 2001.

     The business of the Registrant, Bank, Horizon Trust, Horizon Insurance, Insurance Company and Loan Store is not seasonal to any material degree.

     No material part of the Registrant's business is dependent upon a single or small group of customers, the loss of any one or more of who would have a materially adverse effect on the business of the Registrant. Revenues from loans accounted for 72% in 2001,76% in 2000, and 69% in 1999 of the total consolidated revenue. Revenues from investment securities accounted for 9% in 2001, 10% in 2000, and 14% in 1999 of total consolidated revenue.

     The Registrant has no employees and there are approximately 209 full and part-time persons employed by Bank, Horizon Trust and Horizon Insurance as of December 31, 2001.

     A high degree of competition exists in all major areas where the Registrant engages in business. Bank's primary market consists of La Porte and Porter County, Indiana, and Berrien County, Michigan. Bank competes with commercial banks located in the home county and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions located therein. To a more moderate extent, Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services, and certain government agencies.

     Based on deposits as of June 30, 2001, the Bank was the largest of the 11 bank and thrift institutions with offices in La Porte County with 32.7%of the deposits and the seventh sargest of the 12 institutions with offices in Porter County with 4.2% of deposits (source: FDIC Summary of Deposits Market Share Reports available at www3.fdic.gov/sod).

     The Insurance Company offers credit life and accident and health insurance. The Loan Store, Inc. sold the majority of its assets in August 1999 and is an inactive subsidiary. The net income generated from the Insurance Company is not significant to the overall operations of the Registrant.


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

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Registrant's affiliate bank exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2001. For the Registrant's regulatory capital ratios and regulatory requirements as of December 31, 2001, see the information under the Management Discussion and Analysis of Financial Condition section of the Annual Report to Shareholders for the year ended December 31, 2001, located in Exhibit 13, attached hereto and incorporated by reference.

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

     FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including the Registrant's affiliate bank. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares, and such other standards as the agency deems appropriate.

     The deposits of the Registrant's affiliate bank are insured up to $100,000 per insured account by the Bank Insurance Fund ("BIF"), which is administered by the FDIC. Accordingly, the Registrant's affiliated bank pays deposit insurance premiums to both BIF and SAIF.

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

BANK HOLDING COMPANY STATISTICAL DISCLOSURES
--------------------------------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     Information required by this section of Securities Act Industry Guide 3 is presented in Management 's Discussion and Analysis Section of the Corporation's 2001 Annual Report to Shareholders.

II.  INVESTMENT PORTFOLIO

     a. The following is a schedule of the amortized cost and fair value of investment securities available for sale at December 31, 2001, 2000, and 1999:

         (in thousands)                                              2001                   2000                  1999
                                                           --------------------------------------------------------------------
         AVAILABLE FOR SALE                                                FAIR                  FAIR                    FAIR
                                                                 COST     VALUE        COST     VALUE        COST       VALUE
         U.S. Treasury and U.S. Government agencies and
         corporations                                          $20,255    $20,318    $26,171    $26,002    $30,428    $29,580
         State and Municipal                                    15,411     15,310      5,564      5,696      4,230      4,100
         Mortgage-backed securities                             13,812     14,117     18,850     18,934     23,565     23,225
         Collateralized mortgage obligations                    17,150     17,593     20,458     20,502     11,322     10,689
         Other securities                                                                315        241        315        286
                                                           --------------------------------------------------------------------


                  Total investment securities                  $66,628    $67,338    $71,358    $71,375    $69,860    $67,880
                                                           ====================================================================

b. The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 2001:

                                                                        After one year       After five years
                                                    One year or less   through five years    through ten years     After ten years
         (Thousands)                                  Amount   Yield     Amount    Yield      Amount    Yield       Amount   Yield
                                                  ---------------------------------------------------------------------------------
         AVAILABLE FOR SALE
         U.S. Treasury and U.S. Government
         agency securities (1)                       $ 5,027   4.46%     $ 5,911   3.53%      $ 5,866   4.25%      $ 3,450   6.06%
         Obligations of states and political
         subdivisions                                  1,037   5.91%       1,722   7.39%        2,781   6.54%        9,872   4.90%
         Mortgage-backed securities (2)                                    2,408   5.82%        6,101   6.67%        5,303   6.48%
         Collateralized mortgage obligations                                                    8,000   6.00%        9,150   6.62%
                                                     -------             -------              -------              -------

          Total                                      $ 6,064   4.71%     $10,041   4.74%      $22,748   5.79%      $27,775   5.91%
                                                     =======             =======              =======              =======

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

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders' equity of the Registrant at December 31, 2001.

III. LOAN PORTFOLIO

     a. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

                               (Thousands)                   2001          2000          1999          1998         1997
                                                        ------------------------------------------------------------------
          Commercial, financial, agricultural and
              commercial tax-exempt loans                 $100,912      $ 88,421      $ 89,361      $ 76,682      $ 73,177
          Mortgage warehouse loans                         205,511       102,884        85,542
          Real estate mortgage loans                        80,571       125,431       154,717       152,390       120,345
          Installment loans                                 79,807        76,842        64,737        61,274        64,593
                                                        -------------------------------------------------------------------

                   Total loans                            $466,801      $393,578      $394,357      $290,346      $258,115
                                                        ===================================================================


     b. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2001:

                                                        ONE YEAR OR    ONE THROUGH   AFTER FIVE
          Maturing or repricing (thousands)                 LESS        FIVE YEARS     YEARS          TOTAL
                                                        ----------------------------------------------------------------
          Commercial, financial, agricultural and
          commercial tax-exempt loans                       $60,127       $26,959      $13,826         $100,912

          The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

          (Thousands)                                                 FIXED RATE         VARIABLE RATE
                                                                      -----------------------------------------
          Total commercial, financial, agricultural, and
          commercial tax-exempt loans due after one year                     $22,279             $18,506

     c.   Risk Elements

          1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans.

               December 31 (thousands)                                    2001       2000      1999       1998       1997
                                                                      ------------------------------------------------------

               a.      Loans accounted for on a nonaccrual basis
                                                                         $1,772     $2,487    $1,173      $  64    $   319

               b.      Accruing loans which are contractually
                       past due 90 days or more as to interest and
                       principal payments                                   128        699       401        830        862

               c.      Loans not included in (a) or (b) which
                       are "Troubled Debt Restructuring's" as
                       defined by SFAS No. 15
                                                                      ------------------------------------------------------

                            Totals                                       $1,900     $3,186    $1,574       $894     $1,181
                                                                      ======================================================

          The decrease in nonaccrual loans in 2001 is primarily due to a decrease in nonaccrual mortgage loans of $637 thousand. The increase in nonaccrual loans in 2000 is primarily due to the increase in nonaccrual mortgage loans of $842 thousand and increase in nonaccrual commercial loans of $321 thousand. The increase in nonaccrual loans in 1999 is primarily due to the addition of 4 mortgage loans totaling $375 thousand, 8 consumer loans totaling $252 thousand and 7 commercial loans totaling $546 thousand.

            (Thousands)

            Gross interest income that would have been recorded on nonaccrual loans out standing as of December 31, 2001 in the period if the loans had been current, in accordance
            with their original terms and had been outstanding
            throughout the period or since origination if held for
            part of the period.                                         $129

            Interest income actually recorded on nonaccrual loans
            outstanding as of December 31, 2001 and included in net
            income for the period.                                         0

            Interest income not recognized during the period on
            nonaccrual loans outstanding as of December 31, 2001.        $129


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

      2.    Potential Problem Loans

            Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $1,028,000 and $609,000 at December 31, 2001 and 2000, respectively. The allowance for impaired loans, included in the Bank's allowance for loan losses totaled $242,000 and $40,000 at those respective dates. The average balance of impaired loans during 2001 and 2000 was $1,168,000 and $609,000, respectively. No interest income was recorded or received during either year on impaired loans. There were no loans classified as impaired during 1999.

      3.    Foreign outstandings

            None

      4.    Loan Concentrations

            As of December 31, 2001, there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in
            Item III above.

      5.    Other Interest-Bearing Assets

            There are no other interest-bearing assets as of December 31, 2001, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      A. The following is an analysis of the activity in the allowance for loan losses account:

          (Thousands)                                                  2001        2000        1999       1998      1997
                                                                   ---------------------------------------------------------
          LOANS
          Loans outstanding at the end of the period (1)               466,801    393,578    394,357    290,346    258,115
          Average loans outstanding during the period (1)              426,821    400,524    306,142    268,209    269,348

            (1)   Net of unearned income and deferred loan fees

                   ALLOWANCE FOR LOAN LOSSES                             2001       2000        1999        1998      1997
                                                                   ---------------------------------------------------------

          Balance at beginning of the period                           $ 4,803    $ 3,273    $ 2,787    $ 2,702    $ 2,435
                                                                   ---------------------------------------------------------
          Loans charged-off:
            Commercial and agricultural  loans                            (149)       (71)       (50)       (39)       (56)
            Real estate mortgage loans                                    (515)        (3)       (42)        (2)        (1)
            Installment loans                                             (917)      (740)    (1,135)    (1,275)    (1,384)
                                                                   ---------------------------------------------------------
          Total loans charged-off                                       (1,581)      (814)    (1,227)    (1,316)    (1,441)
                                                                   ---------------------------------------------------------
          Recoveries of loans previously charged-off:
            Commercial and agricultural loans                              115         66         82          3         50
            Real estate mortgage loans                                     301         15          3
            Installment loans                                              267        253        281        395        333
                                                                   ---------------------------------------------------------
          Total loan recoveries                                            683        334        363        401        383
                                                                   ---------------------------------------------------------
          Net loans (charged-off)/recovered                               (898)      (480)      (864)      (915)    (1,058)
          Provision charged to operating expense                         1,505      2,010      1,100      1,000      1,325
          Provision charged to discontinued operations                     250
                                                                   ---------------------------------------------------------

          Balance at the end of the period                             $ 5,410    $ 4,803    $ 3,273    $ 2,787    $ 2,702
                                                                   =========================================================

          Ratio of net (charge-offs)/recoveries to average
          loans outstanding for the period                               (0.21)%    (0.12)%    (0.28)%    (0.34)%    (0.39)%
                                                                   =========================================================

          The provision for loan losses decreased in 2001 due to favorable experience in the mortgage warehouse business. The provision for loan losses in 2000 increased as a result of entering the mortgage warehousing business that includes sub-prime mortgages. Management expects charge-offs in all other portfolios to remain at the current levels.

          B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31 (THOUSANDS)

                                          2001               2000               1999               1998                 1997
                                  --------------------------------------------------------------------------------------------------
                                              % OF               % OF                % OF                % OF                % OF
                                              LOANS              LOANS               LOANS               LOANS               LOANS
                                  ALLOWANCE    TO    ALLOWANCE    TO    ALLOWANCE     TO    ALLOWANCE     TO    ALLOWANCE     TO
                                   AMOUNT     TOTAL    AMOUNT    TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL
                                              LOANS              LOANS               LOANS               LOANS               LOANS
                                 --------------------------------------------------------------------------------------------------
          Commercial, financial
          and agricultural
                                 $1,678        22%   $1,422        22%   $  819        23%   $  725        27%   $  765        28%
          Real estate mortgage
                                    641        17%      159        32%      149        39%       61        52%       82        47%
          Mortgage warehousing
                                  1,357        44%    1,628        26%      812        22%
          Installment             1,702        17%    1,270        20%    1,345        16%    1,800        21%    1,290        25%
          Unallocated                32                 324                 148                 201                 565
                                 --------------------------------------------------------------------------------------------------

          Total                  $5,410       100%   $4,803       100%   $3,273       100%   $2,787       100%   $2,702       100%
                                 ==================================================================================================


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

     In 1999, Horizon began a mortgage warehousing program. This program is described in the "Management Discussion and Analysis" and Note 1 of the Registrant's Annual Report to Shareholders, Exhibit 13. In 2001, Horizon continued to grow the mortgage warehousing portfolio, however, the allowance for loan losses associated with this line of business was decreased due to favorable loss experience.

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

VII. SHORT-TERM BORROWINGS

     The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by U.S. Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of shareholders' equity at the end of the period. There were no securities sold under agreements to repurchase outstanding during 1999.

     December 31 (thousands)                                                                 2001           2000
                                                                                        -----------------------------

     Outstanding at year end                                                               $19,304         $16,698
     Approximate weighted average interest rate at year-end                                  1.50%           5.85%
     Highest amount outstanding as of any month-end during the year                        $19,304         $16,698
     Approximate average outstanding during the year                                       $16,475        $  2,590
     Approximate weighted average interest during the year                                   4.15%           5.83%



RISK FACTORS

A cautionary note about forward-looking statements. In its oral and written communication, the Registrant from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project," "estimate," "believe," or "anticipate." The Registrant may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Registrant undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward looking statement. The discussion in the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," incorporated in Item 6 of this Form 10-K, lists some of the factors which could cause the Registrant's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-K. Other uncertainties which could affect the Registrant's future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Registrant's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Registrant in its other filings from time to time when considering any forward-looking statement.

ITEM 2.  PROPERTIES
-------------------

         The main office of the Registrant and Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located adjacent to the main office of the Registrant and Bank, at 502 Franklin Square, houses the credit administration, operations and information technology departments of Bank. In addition to these principal facilities, the Bank has seven sales offices located at:

         515 Franklin Square, Michigan City, Indiana
         3631 South Franklin Street, Michigan City, Indiana
         117 E. First St., Wanatah, Indiana
         1410 Lincolnway, LaPorte, Indiana
         754 Indian Boundary Road, Chesterton, Indiana
         4208 N. Calumet, Valparaiso, Indiana
         2650 Willowcreek Road, Portage, Indiana
         2450 West Lincoln Highway, Merrillville, Indiana



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of the 2001 fiscal year.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT
----------------------------------------------

Robert C. Dabagia           63      Chairman of Horizon and the Bank since 1998; President
                                    and Chief Administrative Officer, Horizon and Bank
                                    from 1986 to retirement on December 31, 1996.

Craig M. Dwight             45      President and Chief Executive Officer of Horizon and
                                    the Bank since July 1, 2001; President and Chief
                                    Administrative Officer of Horizon and as the President
                                    of the Bank since 1998; Vice President and Senior
                                    Lender, Bank since 1997: Vice President and Senior
                                    Commercial Lender, Bank since 1990

Thomas H. Edwards           49      Executive Vice President and Senior Lender, Horizon
                                    and Bank since 1999, Executive of Loan Management
                                    Services, Crowe, Chizek and Company, LLP since 1993.

Lawrence J. Mazur           53      President, Horizon Trust & Investment Management, N.A.
                                    since December 1998; President, Financial Planning and
                                    Management Corporation since 1994.


James H. Foglesong          56      Chief Financial Officer, Horizon and Bank since
                                    January 2001; Executive Vice President and Chief
                                    Financial Officer, Security Financial Bancorp since
                                    1995.

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

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Management's discussion and analysis of financial condition and results of operations appears in the 2001 Annual report to Shareholders,
         Exhibit 13 and is incorporated herein by reference.

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

              Consolidated Balance Sheets, December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001,
                  2000 and 1999
              Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 Notes to the Consolidated Financial Statements Report of Independent Public Accountants

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                None

                                    PART III
                                    --------

This information is omitted from this report pursuant to General Instruction G.
(3) of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The information required by this item is incorporated by reference from the Proxy statement section captioned "Board of Directors".

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
The information required by this item is incorporated by reference from the Proxy statement section captioned "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
The information required by this item is incorporated by reference from the Proxy statement section captioned "Common Stock Ownership by Directors and Executive Officers".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The information required by this item is incorporated by reference from the Proxy statement section captioned "Certain Business Relationships and Transactions".

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1.   Financial Statements

         The following consolidated financial statements of the Registrant appear in the 2001 Annual Report to Shareholders on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

                                                                   Annual Report
                                                                    Page Number
                                                                    -----------

        Consolidated Balance Sheets                                        24
        Consolidated Statements of Income                                  25
        Consolidated Statements of Changes in Stockholders'  Equity        26
        Consolidated Statements of Cash Flows                              27
        Notes to the Consolidated Financial Statements                  28 - 44
        Report of Independent Public Accountants                           45

      2.    Financial Statement Schedules
            -----------------------------

            Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

      3.    Exhibits
            --------

            Reference is made to the Exhibit Index that is found on page 16 of this Form 10-K.

(b)   Reports on Form 8-K
      -------------------

         None

(c)   Exhibits
      --------

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

Date: March 19, 2002
-----                       /s/ Craig M. Dwight
                            -------------------
                            Craig M. Dwight
                            President & Chief Executive Officer (Principal executive Officer)

Date: March 19, 2002
-----                       /s/ James H. Foglesong
                            ----------------------
                            James H. Foglesong
                            Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                      Signature and Title

March 19, 2002                            /s/ Robert C. Dabagla
--------------                            ------------------------------
                                          Robert C. Dabagla, Chairman of
                                          the Board & Director

March 19, 2002                            /s/ Craig M. Dwight
--------------                            ------------------------------
                                          Craig M. Dwight, President &
                                          Chief Executive Officer and
                                          Director

March 19, 2002                            /s/ Susan D. Aaron
--------------                            ------------------------------
                                          Susan D. Aaron, Director

March 19, 2002                            /s/ Dale W. Alspaugh
--------------                            ------------------------------
                                          Dale W. Alspaugh, Director

March 19, 2002                            /s/ Charley E. Gillispie
--------------                            ------------------------------
                                          Charley E. Gillispie, Director

March 19, 2002                            /s/ Robert E. McBride
--------------                            ------------------------------
                                          Robert E. McBride, Director

March 19, 2002                            /s/ Peter L. Pairitz
--------------                            ------------------------------
                                          Peter L. Pairitz, Director

March 19, 2002                            /s/ Larry N. Middleton
--------------                            ------------------------------
                                          Larry N. Middleton, Director

March 19, 2002                            /s/ Bruce E. Rampage
--------------                            ------------------------------
                                          Bruce E. Rampage, Director

March 19, 2002                            /s/ Gene L. Rice
--------------                            ------------------------------
                                          Gene L. Rice, Director

March 19, 2002                            /s/ Robert E. Swinehart
--------------                            ------------------------------
                                          Robert E. Swinehart, Director

March 19, 2002                            /s/ Spero W. Valavanis
--------------                            ------------------------------
                                          Spero W. Valavanis, Director

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number     Description                                                Incorporated by Reference/Attached
------     -----------                                                ----------------------------------

3.1        Articles of Incorporation of Horizon Bancorp,              Incorporated by Reference to Exhibit 3.1 to the Registrant's
           as amended                                                 Form 10-Q for the Quarter Ended September 30, 2001


3.2        By-Laws of Horizon Bancorp, as amended                     Incorporated by reference to Exhibit 3.2 to the Registrant's
                                                                      Form 10-Q for the Quarter Ended September 30, 2001


10.1*      1987 Stock Option and Stock Appreciation Rights            Attached
           Plan of Horizon Bancorp, as amended

10.2*      Nonqualified Stock Option and Stock Appreciation Rights    Attached
           Agreement between Horizon Bancorp and Craig M. Dwight

10.3*      Supplemental Employee Retirement Plan, as amended          Attached


10.4*      1997 Key Employees Stock Option and Stock Appreciation     Attached
           Rights Plan

10.5*      Directors Deferred Compensation Plan                       Incorporated by Reference to Exhibit 10.8 to Registrant's
                                                                      Form 10-K for the Year Ended December 31, 1999

10.6*      Employment Agreement between Horizon Bank, N.A.,           Incorporated by Reference to Exhibit 10.9 to Registrant's
           and  Lawrence J. Mazur                                     Form 10-K for the Year Ended December 31, 1999

10.7*      Form of Change of Control Agreement                        Incorporated by Reference to Exhibit 10.10 to the Registrant's
                                                                      Form 10-K for the Year Ended December 31, 1999

10.8*      Form of Amendment to Change in Control Agreement and       Attached
           Schedule Identifying Material Details of Individual
           Agreements

13         Excerpts from Registrant's Annual Report to Shareholders   Attached
           for the Year Ended December 31, 2001 (not deemed filed
           except for portions thereof which are specifically
           incorporated by reference into this Form 10-K)

21         Subsidiaries of the Registrant                             Attached

*Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K