Form 10-Q
period 2002-03-31
HORIZON BANCORP /IN/
filed 2002-05-10
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 2002

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

                                 Yes X    No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           1,982,700 at APRIL 30, 2002
                           ---------    --------------

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)

                                                                                           MARCH 31,        DECEMBER 31,
                                                                                             2002               2001
----------------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from banks                                                                    $ 16,197         $  18,608
   Interest-bearing demand deposits                                                             15,036                20
   Federal funds sold                                                                           30,000
                                                                                      --------------------------------------
         Cash and cash equivalents                                                              61,233            18,628
   Interest-bearing deposits                                                                       249               247
   Investment securities, available for sale                                                    80,256            67,338
   Loans held for sale                                                                           3,445             6,816
   Loans, net of allowance for loan losses of $5,579 and $5,410                                415,129           461,391
   Premises and equipment                                                                       15,657            16,197
   Federal Reserve and Federal Home Loan Bank stock                                              6,978             6,738
   Interest receivable                                                                           2,982             3,209
   Other assets                                                                                  6,775             7,381
                                                                                      --------------------------------------

         Total assets                                                                         $592,704          $587,945
                                                                                      ======================================

LIABILITIES
   Deposits
     Noninterest bearing                                                                    $   42,758         $  43,353
     Interest bearing                                                                          353,966           376,246
                                                                                      --------------------------------------
         Total deposits                                                                        396,724           419,599
   Short-term borrowings                                                                        17,857            22,344
   Federal Home Loan Bank advances                                                             125,093           105,293
   Guaranteed preferred beneficial interests in Horizon Bancorp's subordinated
     debentures                                                                                 12,000
   Interest payable                                                                                819               765
   Other liabilities                                                                             4,521             5,001
                                                                                      --------------------------------------
         Total liabilities                                                                     557,014           553,002
                                                                                      --------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.33 1/3 stated value
     Authorized, 15,000,000 shares
     Issued, 3,115,284 shares
                                                                                                 1,038             1,038
   Additional paid-in capital                                                                   20,808            20,808
   Retained earnings                                                                            28,937            28,130
   Accumulated other comprehensive income                                                          370               430
   Less treasury stock, at cost, 1,129,587 shares                                              (15,463)          (15,463)
                                                                                      --------------------------------------
         Total stockholders' equity                                                             35,690            34,943
                                                                                      --------------------------------------

         Total liabilities and stockholders' equity                                           $592,704          $587,945
                                                                                      ======================================


See notes to consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                          ----------------------------------
                                                                                                2002             2001
----------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans receivable                                                                             $  8,262         $  9,245
   Investment securities:
     Taxable                                                                                         888            1,250
     Tax exempt                                                                                      126                6
                                                                                          ----------------------------------
         Total interest income                                                                     9,276           10,501
                                                                                          ----------------------------------

INTEREST EXPENSE
   Deposits                                                                                        2,750            4,840
   Federal funds purchased and short-term borrowings                                                  16              121
   Federal Home Loan Bank advances                                                                 1,244            1,051
   Subordinated debentures                                                                            11
                                                                                          ----------------------------------
         Total interest expense                                                                    4,021            6,012
                                                                                          ----------------------------------

NET INTEREST INCOME                                                                                5,255            4,489
   Provision for loan losses                                                                         375              352
                                                                                          ----------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                4,880            4,137
                                                                                          ----------------------------------

OTHER INCOME
   Service charges on deposit accounts                                                               661              511
   Fiduciary activities                                                                              553              743
   Commission income from insurance agency                                                           176              254
   Income from reinsurance company                                                                    20               27
   Gain on sale of loans                                                                             525              498
   Other income                                                                                      297              266
                                                                                          ----------------------------------
         Total other income                                                                        2,232            2,299
                                                                                          ----------------------------------

OTHER EXPENSES
   Salaries and employee benefits                                                                  2,928            2,733
   Net occupancy expenses                                                                            443              465
   Data processing and equipment expenses                                                            558              517
   Other expenses                                                                                  1,334            1,192
                                                                                          ----------------------------------
         Total other expenses                                                                      5,263            4,907
                                                                                          ----------------------------------

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD                      1,849            1,529
   Income tax expense                                                                                647              591
                                                                                          ----------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD                                     1,202              938

CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR GOODWILL                                     (97)
                                                                                         -----------------------------------

NET INCOME                                                                                       $ 1,105          $   938
                                                                                         ===================================

BASIC AND DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   METHOD                                                                                        $   .61          $   .47


BASIC AND DILUTED PER SHARE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD                        (.05)
                                                                                         -----------------------------------

BASIC AND DILUTED EARNINGS PER SHARE                                                             $   .56          $   .47
                                                                                         ===================================

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Table Dollar Amounts in Thousands)

                                                                                       ACCUMULATED
                                         ADDITIONAL                                       OTHER
                               COMMON      PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE     TREASURY
                                STOCK      CAPITAL         INCOME         EARNINGS        INCOME          STOCK       TOTAL
-------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 2001     $1,038      $20,808                       $ 28,130         $ 430         $(15,463)    $34,943

   Net income                                                $1,105          1,105                                      1,105
   Other comprehensive
     income, net of tax,
     unrealized gains on
     securities                                                 (60)                         (60)                         (60)
                                                     --------------------

   Comprehensive income                                     $ 1,045
                                                     ====================
   Cash dividends ($.15 per
     share)                                                                   (298)                                      (298)
                             -------------------------                  -------------------------------------------------------

BALANCES, MARCH 31, 2002       $ 1,038      $20,808                       $ 28,937         $ 370         $(15,463)    $35,690
                             =========================                  =======================================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                    THREE MONTHS
                                                                                                   ENDED MARCH 31
                                                                                          ----------------------------------
                                                                                                2002             2001
----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                                              $  1,105         $    938
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                  375              352
     Depreciation and amortization                                                              377              369
     Goodwill impairment                                                                        160
     Deferred income tax                                                                        576             (566)
     Investment securities amortization, net                                                     35                1
     Gain on sale of loans                                                                     (526)            (498)
     Proceeds from sales of loans                                                            34,880           26,829
     Loans originated for sale                                                              (31,434)         (25,829)
     Loss on sale of other real estate owned                                                      3
     Deferred loan fees                                                                           4              (21)
     Unearned income                                                                            (74)             (35)
     Net change in
       Interest receivable                                                                      227              476
       Interest payable                                                                          54              271
       Other assets                                                                             (44)             442
       Other liabilities                                                                       (480)              58
                                                                                          --------------------------
         Net cash provided by operating activities                                            5,238            2,787
                                                                                          --------------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                       (2)              (4)
   Purchases of securities available for sale                                               (17,932)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                                         4,830            7,814
   Net change in loans                                                                       46,297           (5,564)
   Recoveries on loans previously charged-off                                                   186               46
   Purchases of premises and equipment                                                           88             (127)
   Purchase of Federal Reserve and Federal Home Loan Bank stock                                (240)
                                                                                          --------------------------
         Net cash provided by investing activities                                           33,227            2,165
                                                                                          --------------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                               (22,875)          16,049
     Short-term borrowings                                                                   (4,487)         (18,055)
   Federal Home Loan Bank advance                                                            49,800           60,000
   Repayment of Federal Home Loan Bank advance                                              (30,000)         (75,000)
   Proceeds from issuance of trust preferred securities                                      12,000
   Dividends paid                                                                              (298)            (286)
   Purchase of treasury stock                                                                                    (47)
                                                                                          --------------------------
         Net cash provided (used) by financing activities                                     4,140          (17,339)
                                                                                          --------------------------

NET CHANGE IN CASH AND CASH EQUIVALENT                                                       42,605          (12,387)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               18,628           35,051
                                                                                          --------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 61,233         $ 22,664
                                                                                          ==========================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                           $  3,967         $  5,741
   Income tax paid                                                                               90


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 1 -- ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company), and Horizon Statutory Trust 1 (Trust). All intercompany balances and transactions have been eliminated. The results of operations for the period ended March 31, 2002 and March 31, 2001 are not necessarily indicative of the operating results for the full year of 2002 or 2001. These interim financial statements are prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated position of Horizon Bancorp at March 31, 2002 and its results of operations and cash flows for the periods presented.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. All share and per share amounts have been adjusted to give effect for a three for one stock split declared on October 16, 2001.

The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosure required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 2001 Horizon Bancorp consolidated financial statements and related notes thereto included in its Annual Report for the year ended December 31, 2001.

The Company formed a wholly owned subsidiary in 2002, Horizon Statutory Trust I, for the purpose of participating in a Pooled Trust Preferred Program. See Note 7 for further discussion regarding this program.

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under this statement goodwill is to be evaluated for possible impairment as of January 1, 2002, and periodically thereafter. Horizon adopted SFAS 142 on January 1, 2002. As required by this standard, an initial test for goodwill impairment was performed which compared the fair value of our Insurance Agency (a subsidiary of the Bank) to its net book value. Market values for comparable agencies, as well as other factors, were used as the basis for determining the fair value of the Insurance Agency. As a result of this testing, Horizon recorded an impairment loss on goodwill of $160 thousand ($97 thousand after-tax) as a cumulative effect of change in accounting method in the first quarter of 2002.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 2 -- INVESTMENT SECURITIES

                                                                                      2002
                                                      ----------------------------------------------------------------------
                                                                             GROSS            GROSS
                                                          AMORTIZED        UNREALIZED       UNREALIZED          FAIR
MARCH 31                                                    COST             GAINS            LOSSES            VALUE
----------------------------------------------------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies                     $ 17,564              $ 51            $ (16)         $ 17,599
   State and municipal                                       15,029               256             (437)           14,848
   Federal agency collateralized mortgage
     obligations                                             17,802               418              (42)           18,178
   Federal agency mortgage backed pools
                                                             29,299               371              (39)           29,631
                                                      ----------------------------------------------------------------------

         Total investment securities                       $ 79,694           $ 1,096            $(534)         $ 80,256
                                                    ========================================================================


                                                                                      2001
                                                    ------------------------------------------------------------------------
                                                                              GROSS            GROSS
                                                          AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31                                                 COST              GAINS            LOSSES            VALUE
----------------------------------------------------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies                      $20,255           $   123           $  (59)          $20,319
   State and Municipal                                       15,411               277             (378)           15,310
   Federal agency collateralized mortgage                    17,150               468              (26)           17,592
     obligations
   Federal agency mortgage backed pools                      13,812               310               (5)           14,117
                                                    ------------------------------------------------------------------------

         Total investment securities                        $66,628            $1,178            $(468)          $67,338
                                                    ========================================================================

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities available for sale at March 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 AVAILABLE FOR SALE
                                                                                         -----------------------------------
                                                                                             AMORTIZED           FAIR
                                                                                                                VALUE
                                                                                         COST
----------------------------------------------------------------------------------------------------------------------------

Within one year                                                                                $ 2,038           $ 2,050
One to five years                                                                                8,606             8,754
Five to ten years                                                                                9,959            10,091
After ten years                                                                                 11,990            11,553
                                                                                         -----------------------------------
                                                                                                32,593            32,448

Federal agency collateral mortgage obligations                                                  17,802            18,177
Federal agency mortgage backed pools                                                            29,299            29,631
                                                                                         -----------------------------------

                                                                                              $ 79,694           $80,256
                                                                                         ===================================

There were no sales of securities available for sale during the three months ending March 31, 2002.



NOTE 3 -- LOANS

                                                                                             MARCH 31,          December 31,
                                                                                               2002                2001
----------------------------------------------------------------------------------------------------------------------------

Commercial loans                                                                               $102,465          $100,912
Mortgage warehouse loans                                                                        156,353           205,511
Real estate loans                                                                                82,639            80,571
Installment loans                                                                                79,251            79,807
                                                                                        ------------------------------------

         Total loans                                                                           $420,708          $466,801
                                                                                        ====================================

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

                                                                                            MARCH 31,           December 31,
                                                                                               2002                2001
----------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses
   Balances, beginning of period                                                                 $5,410            $4,803
   Provision for losses, operations                                                                 375             1,505
   Recoveries on loans                                                                              186               683
   Loans charged off                                                                               (392)           (1,581)
                                                                                        ------------------------------------

         Balances, end of period                                                                 $5,579            $5,410
                                                                                        ====================================

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 5 -- NONPERFORMING ASSETS

                                                                                            MARCH 31,           December 31,
                                                                                               2002                2001
----------------------------------------------------------------------------------------------------------------------------

Nonperforming loans                                                                             $1,898           $1,900
Other real estate owned                                                                            840              538
                                                                                        ------------------------------------

         Total nonperforming assets                                                             $2,738           $2,438
                                                                                        ====================================

NOTE 6 -- GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2002, were:

                                                                                             2002
                                                                                      --------------------

Balance as of January 1                                                                     $1,032
   Impairment loss                                                                            (160)
                                                                                      --------------------

           Balance as of March 31, 2002                                                     $  872
                                                                                      ====================


Goodwill impairment testing was performed which compared the fair value of the Insurance Agency reporting unit to its carrying value. Market value multiples for comparable agencies, as well as other factors, were used as the basis for determining the fair value of the Insurance Agency. As a result of this testing, Horizon recorded an impairment loss on goodwill of $160 thousand ($97 thousand after-tax) as a cumulative effect of change in accounting method in the first quarter of 2002.

Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for the three months ended March 31, 2001, as follows:

THREE MONTHS ENDED MARCH 31                                                                  2001
----------------------------------------------------------------------------------------------------------

Reported net income                                                                          $938
Add back:  Goodwill amortization, net of tax                                                   13
                                                                                      --------------------

        Adjusted net income                                                                  $951
                                                                                      ====================


NOTE 7 -- OTHER COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31                                                                  2002
----------------------------------------------------------------------------------------------------------

Unrealized gains on securities:
   Unrealized holding losses arising during the period                                        $(149)
   Less: reclassification adjustment for gains realized in net income                             0
                                                                                      --------------------
         Net unrealized gains                                                                  (149)
Tax benefit                                                                                      89
                                                                                      --------------------

         Other comprehensive income                                                          $  (60)
                                                                                      ====================

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS


NOTE 8 -- TRUST PREFERRED CAPITAL SECURITIES

In March of 2002, Horizon formed Horizon Statutory Trust I (Trust). The Trust is a statutory business trust and is wholly owned by Horizon. The Trust issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued subordinated debentures aggregating $12 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032 and are non-callable for five years and, after that period, the securities may be called at any quarterly interest payment date at par. The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $362 thousand were capitalized and are being amortized over the estimated life of the securities.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


ITEM 2 -- INTRODUCTION

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

FINANCIAL CONDITION

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2002, cash and cash equivalents increased by approximately $43 million. The source of these funds was a result of a decrease in loans outstanding and additional borrowings from the FHLB. Another source of funds was the proceeds from the issuance of subordinated debentures, which closed on the 26th of March. Approximately $36 million of the increase in cash equivalents are committed to purchase additional investment securities which will settle in April. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at March 31, 2002, Bank has available approximately $54 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2001 to March 31, 2002.

Capital Resources
-----------------

The capital resources of Horizon and Bank exceed regulatory capital ratios for "well capitalized" banks at March 31, 2002. Stockholders' equity totaled $35.690 million as of March 31, 2002 compared to $34.943 million as of December 31, 2001. The change in stockholders' equity during the three months ended March 31, 2002 is the result of net income, net of dividends declared, and a decrease in the market value of investment securities available for sale. At March 31, 2002, the ratio of stockholders' equity to assets was 6.02% compared to 5.94% at December 31, 2001.

In April of 2002, Horizon registered 200,000 shares of stock for a newly adopted dividend reinvestment and stock purchase plan that will become available to the Company's shareholders in May, 2002. The purpose of the dividend reinvestment plan is to provide participating shareholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common stock into additional shares of common stock.

There have been no other material changes in Horizon's capital resources from December 31, 2001 to March 31, 2002.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


Material Changes in Financial Condition - March 31, 2002 compared to December
-----------------------------------------------------------------------------
31, 2001
--------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During the first quarter of 2002, loans outstanding declined approximately $46 million. This decline occurred almost entirely in the mortgage warehouse area and is primarily related to a general slow down in residential mortgage refinance activity. Deposits declined approximately $23 million during the quarter. This decline occurred primarily in public fund deposits, which were abnormally high at December 31, 2001. Horizon, through a newly formed statutory business trust, participated in a pooled offering of trust preferred securities, raising an additional $12 million of long term debt. This debt will be considered tier 1 equity by the regulatory agencies of the Bank. To cover the cost of this long term debt, the Bank borrowed an additional $40 million, $10 million of which did not settle until April 2, 2002, and invested the entire amount in additional investment securities, the majority of which do not settle until April 2002. The entire transaction will generate an initial net interest spread of approximately 1.35%. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 2001 to March 31, 2002.


RESULTS OF OPERATIONS

Material Changes in Results of Operations - March 31, 2002 Compared to March 31,
--------------------------------------------------------------------------------
2002
----

During the three months ended March 31, 2002, net income totaled $1.105 million or $.56 per share compared to $938 thousand or $.47 per share for the same period in 2001. Net income before the change in accounting method for goodwill was $1.202 million or $.61 per share for the three months ended March 31, 2002.

Net interest income was $5.255 million for the three months ended March 31, 2002, compared to $4.489 million for the same period 2001.

The provision for loan losses totaled $375 thousand for the three months ended March 31, 2002 compared to $352 thousand for the same period in 2001. The allowance for loan losses to total loans is 1.33% at March 31, 2002 compared to 1.15% at December 31, 2001.

Total noninterest income was $2.232 million for the three months ended March 31, 2002 compared to $2.299 million for the same period in 2001. Income from fiduciary activities declined due to a decline in market value of assets under administration. Service charge income increased due to a new overdraft protection product, offered to certain qualified deposit customers

Noninterest expense increased $356 thousand or 7.25% for the three months ended March 31, 2002 compared to the same period in 2001. The increase relates to commissions paid to mortgage loan originators and the accounting change related to goodwill.

There have been no other material changes in the results of operations of Horizon for three months ending March 31, 2002 and 2001.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


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

                        HORIZON BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


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

    a. No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HORIZON BANCORP




5/9/02                                  /s/ Craig M. Dwight
----------------------              -------------------------------------------
Date:                               BY:  Craig M. Dwight
                                         President and Chief Executive Officer


5/9/02                                  /s/ James H. Foglesong
----------------------              -------------------------------------------
Date:                               BY:  James H. Foglesong
                                         Chief Financial Officer