Form 10-Q
period 2002-06-30
HORIZON BANCORP /IN/
filed 2002-08-12
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended JUNE 30, 2002

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

                           1,982,700 at July 31, 2002
                                        -------------

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)

                                                                                             JUNE 30,         DECEMBER 31,
                                                                                               2002               2001
                                                                                           (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from banks                                                                    $ 43,513         $  18,608
   Interest-bearing demand deposits                                                                129                20
   Federal funds sold                                                                           17,000
                                                                                      --------------------------------------
         Cash and cash equivalents                                                              60,642            18,628
   Interest-bearing deposits                                                                       251               247
   Investment securities, available for sale                                                   120,358            67,338
   Loans held for sale                                                                           1,541             6,816
   Loans, net of allowance for loan losses of $5,779 and $5,410                                429,369           461,391
   Premises and equipment                                                                       15,406            16,197
   Federal Reserve and Federal Home Loan Bank stock                                              7,488             6,738
   Interest receivable                                                                           3,278             3,209
   Other assets                                                                                  5,773             7,381
                                                                                      --------------------------------------

         Total assets                                                                         $644,106          $587,945
                                                                                      ======================================

LIABILITIES
   Deposits
     Noninterest bearing                                                                      $ 48,384         $  43,353
     Interest bearing                                                                          388,248           376,246
                                                                                      --------------------------------------
         Total deposits                                                                        436,632           419,599
   Short-term borrowings                                                                        16,696            22,344
   Federal Home Loan Bank advances                                                             135,264           105,293
   Guaranteed preferred beneficial interests in Horizon Bancorp's subordinated
     debentures                                                                                 12,000
   Interest payable                                                                                712               765
   Other liabilities                                                                             4,780             5,001
                                                                                      --------------------------------------
         Total liabilities                                                                     606,084           553,002
                                                                                      --------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.33 1/3 stated value
     Authorized, 15,000,000 shares
     Issued, 3,115,284 shares                                                                    1,038             1,038
   Additional paid-in capital                                                                   20,808            20,808
   Retained earnings                                                                            29,930            28,130
   Accumulated other comprehensive income                                                        1,771               430
   Less treasury stock, at cost, 1,132,587 and 1,129,587 shares                                (15,525)          (15,463)
                                                                                      --------------------------------------
         Total stockholders' equity                                                             38,022            34,943
                                                                                      --------------------------------------

         Total liabilities and stockholders' equity                                           $644,106          $587,945
                                                                                      ======================================


See notes to consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              (Dollar Amounts in Thousands, Except Per Share Data)



                                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                  JUNE 30                         JUNE 30
                                                                       ------------------------------------------------------------
                                                                             2002            2001           2002           2001
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans receivable                                                       $  8,221         $  9,293        $ 16,483        $ 18,538
   Investment securities:
     Taxable                                                                 1,471            1,143           2,359           2,393
     Tax exempt                                                                344                7             470              13
                                                                       ------------------------------------------------------------
         Total interest income                                              10,036           10,443          19,312          20,944
                                                                       ------------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                                  2,695            4,353           5,385           9,193
   Federal funds purchased and short-term borrowings                            74               95             170             216
   Federal Home Loan Bank advances                                           1,657            1,097           2,881           2,148
   Subordinated debentures                                                     170                              181
                                                                       ------------------------------------------------------------
         Total interest expense                                              4,596            5,545           8,617          11,557
                                                                       ------------------------------------------------------------

NET INTEREST INCOME                                                          5,440            4,898          10,695           9,387
   Provision for loan losses                                                   375              353             750             705
                                                                       ------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          5,065            4,545           9,945           8,682
                                                                       ------------------------------------------------------------

OTHER INCOME
   Service charges on deposit accounts                                         722              552           1,383           1,063
   Fiduciary activities                                                        630              701           1,183           1,444
   Commission income from insurance agency                                     159              215             335             469
   Income from reinsurance company                                               8               16              28              43
   Gain on sale of loans                                                       453              560             978           1,058
   Other income                                                                169              310             466             576
                                                                       ------------------------------------------------------------
         Total other income                                                  2,141            2,354           4,373           4,653
                                                                       ------------------------------------------------------------

OTHER EXPENSES
   Salaries and employee benefits                                            3,103            2,823           6,031           5,556
   Net occupancy expenses                                                      399              424             842             889
   Data processing and equipment expenses                                      549              559           1,107           1,076
   Other expenses                                                            1,328            1,371           2,662           2,563
                                                                       ------------------------------------------------------------
         Total other expenses                                                5,379            5,177          10,642          10,084
                                                                       ------------------------------------------------------------

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                      1,827            1,722           3,676           3,251

   Income tax expense                                                          536              669           1,183           1,260
                                                                       ------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            1,291                            2,493

CUMULATIVE EFFECT ON YEARS PRIOR TO 2002 OF A CHANGE IN ACCOUNTING
   FOR GOODWILL                                                                                                 (97)
                                                                       ------------------------------------------------------------

NET INCOME                                                                $  1,291         $  1,053        $  2,396        $  1,991
                                                                       ============================================================

BASIC AND DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                         $    .65         $    .53        $   1.26        $   1.00

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                        $    .05
                                                                       ------------------------------------------------------------

BASIC AND DILUTED EARNINGS PER SHARE                                      $    .65         $    .53        $   1.21        $   1.00
                                                                       ============================================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       (Table Dollar Amounts in Thousands)


                                         ADDITIONAL                                  ACCUMULATED OTHER
                               COMMON      PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE    TREASURY
                                STOCK      CAPITAL         INCOME         EARNINGS        INCOME          STOCK      TOTAL
------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 2001     $1,038      $20,808                        $28,130        $ 430         $(15,463)    $34,943

   Net income                                                 2,396          2,396                                     2,396
   Other comprehensive
     income, net of tax
     Unrealized gains on
       securities                                             1,341                       1,341                        1,341
                                                     --------------------

   Comprehensive income                                     $ 3,737
                                                     ====================
   Cash dividends ($.30 per
     share)                                                                   (596)                                     (596)

   Purchase of 3,000 shares
     of treasury stock
                                                                                                              (62)       (62)
                             -------------------------                  ------------------------------------------------------

BALANCES, JUNE 30, 2002         $1,038      $20,808                        $29,930        $1,771         $(15,525)   $38,022
                             =========================                  ======================================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar Amounts in Thousands)

                                                                                                     SIX MONTHS
                                                                                                    ENDED JUNE 30
                                                                                          ----------------------------------
                                                                                                2002             2001
----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                                                  $  2,396        $   1,991
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                      750              705
     Depreciation and amortization                                                                  734              741
     Goodwill impairment                                                                            160
     Deferred income tax                                                                           (103)            (476)
     Investment securities amortization (accretion), net                                                              (5)
     Gain on sale of loans                                                                         (978)          (1,058)
     Proceeds from sales of loans                                                                65,777           58,969
     Loans originated for sale                                                                  (59,524)         (62,397)
     Gain on sale of other real estate owned                                                        100
     Deferred loan fees                                                                              (1)             (23)
     Unearned income                                                                                (66)             (23)
     Net change in
       Interest receivable                                                                          (69)             212
       Interest payable                                                                             (53)              17
       Other assets                                                                                 853             (371)
       Other liabilities                                                                           (221)             227
                                                                                          ----------------------------------
         Net cash provided (used)by operating activities                                          9,755           (1,491)
                                                                                          ----------------------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                           (4)              (7)
   Purchases of securities available for sale                                                   (63,261)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                                            12,255           10,750
   Proceeds from sales of securities available for sale                                                              315
   Purchase of Federal Home Loan Bank or Federal Reserve Bank Stock                                (750)              (1)
   Net change in loans                                                                           31,080          (18,882)
   Recoveries on loans previously charged-off                                                       259              215
   Purchases of premises and equipment                                                             (182)            (168)
                                                                                          ----------------------------------
         Net cash used by investing activities                                                  (20,603)          (7,778)
                                                                                          ----------------------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                    17,033           24,727
     Short-term borrowings                                                                       (5,648)          (9,184)
   Federal Home Loan Bank advance                                                                80,164          120,000
   Repayment of Federal Home Loan Bank advance                                                  (50,029)        (115,027)
   Proceeds from issuance of trust preferred securities                                          12,000
   Dividends paid                                                                                  (596)            (584)
   Purchase of treasury stock                                                                       (62)             (47)
                                                                                          ----------------------------------
         Net cash provided by financing activities                                               52,862           19,885
                                                                                          ----------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENT                                                           42,014           10,616

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   18,628           35,051
                                                                                          ----------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 60,642          $45,667
                                                                                          ==================================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                               $  8,670        $  11,540
   Income tax paid                                                                                1,505            1,780


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank) and HBC Insurance Group, Inc. (Insurance Company) and Horizon Statutory Trust I (Trust). All inter-company balances and transactions have been eliminated. The results of operations for the period ended June 30, 2002 and June 30, 2001 are not necessarily indicative of the operating results for the full year of 2002 or 2001. The accompanying unaudited consolidated financial statements reflect all adjustment that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.


Certain information and note disclosures normally included in Horizon's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

The consolidated balance sheet of Horizon as of December 31, 2001 has been derived from the audited balance sheet of the Horizon as of that date.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. All share and per share amounts have been adjusted to give effect for a three for one stock split declared on October 16, 2001.

Horizon formed a wholly owned subsidiary in 2002, Horizon Statutory Trust I, for the purpose of participating in a Pooled Trust Preferred Program. See Note 8 for further discussion regarding this program.

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under this statement goodwill is to be evaluated for possible impairment as of January 1, 2002, and periodically thereafter. Horizon adopted SFAS 142 on January 1, 2002. As required by this standard, an initial test for goodwill impairment was performed which compared the fair value of our Insurance Agency (a subsidiary of the Bank) to its net book value. Market values for comparable agencies, as well as other factors, were used as the basis for determining the fair value of the Insurance Agency. As a result of this testing, Horizon recorded an impairment loss on goodwill of $160 thousand ($97 thousand after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 2 -- INVESTMENT SECURITIES

                                                                                        2002
                                                          ------------------------------------------------------------------
                                                                               GROSS            GROSS
                                                          AMORTIZED COST     UNREALIZED      UNREALIZED          FAIR
JUNE 30                                                                        GAINS           LOSSES            VALUE
----------------------------------------------------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies                         $ 12,810         $     98                         $ 12,908
   State and municipal                                           35,519              811           $(176)          36,154
   Federal agency collateralized mortgage obligations            25,398              876                           26,274
   Federal agency mortgage backed pools                          43,906            1,117              (1)          45,022
                                                          ------------------------------------------------------------------

         Total investment securities                           $117,633         $  2,902           $(177)        $120,358
                                                          ==================================================================


                                                                                        2001
                                                         -------------------------------------------------------------------
                                                                             GROSS               GROSS
                                                            AMORTIZED        GAINS             UNREALIZED         FAIR
DECEMBER 31                                                    COST        UNREALIZED            LOSSES           VALUE
----------------------------------------------------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies                         $20,255          $  123            $ (59)         $20,319
   State and Municipal                                          15,411             277             (378)          15,310
   Federal agency collateralized mortgage obligations
                                                                17,150             468              (26)          17,592
   Federal agency mortgage backed pools                         13,812             310                            14,117
                                                         -------------------------------------------------------------------

         Total investment securities                           $66,628          $1,178            $(468)         $67,338
                                                         ===================================================================

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities available for sale at June 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    AVAILABLE FOR SALE
                                            -----------------------------------
                                                 AMORTIZED           FAIR
                                                    COST            VALUE
-------------------------------------------------------------------------------

Within one year                                  $     19          $     19
One to five years                                   9,386             9,594
Five to ten years                                   6,825             7,097
After ten years                                    32,099            32,352
                                            -----------------------------------
                                                   48,329            49,062
Federal agency collateral mortgage                 25,398            26,274
Federal agency mortgage backed pools               43,906            45,022
                                            -----------------------------------

                                                 $117,633          $120,358
                                            ===================================


There were no sales of securities available for sale during the three and six months ending June 30, 2002. Proceeds from sales of securities available for sale during the three and six months ended June 30, 2001 were $315 thousand. There were no gross gains or losses realized on the sales.


NOTE 3 -- LOANS

                                                  JUNE 30,         December 31,
                                                   2002                2001
--------------------------------------------------------------------------------

Commercial loans                                   $102,949          $100,912
Mortgage warehouse loans                            161,745           205,511
Real estate loans                                    86,802            80,571
Installment loans                                    83,652            79,807
                                            ------------------------------------

Total loans                                        $435,148          $466,801
                                            ====================================


NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

                                                 JUNE 30,          December 31,
                                                   2002                2001
--------------------------------------------------------------------------------

Allowance for loan losses
   Balances, beginning of period                     $5,410            $4,803
   Provision for losses                                 750             1,505
   Recoveries on loans                                  259               683
   Loans charged off                                   (640)           (1,581)
                                            ------------------------------------

         Balances, end of period                     $5,779            $5,410
                                            ====================================

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 5 -- NONPERFORMING ASSETS

                                                  JUNE 30,         December 31
                                                   2002               2001
--------------------------------------------------------------------------------

Nonperforming loans                                 $1,529           $1,900
Other real estate owned                                169              538
                                            ------------------------------------

         Total nonperforming assets                 $1,698           $2,438
                                            ====================================


NOTE 6 -- GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, were:

                                                   2002
                                            --------------------

Balance as of January 1                           $1,032
   Impairment loss                                  (160)
                                            --------------------

           Balance as of June 30, 2002            $  872
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

Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for the three and six months ended June 30, 2001, as follows:

THREE MONTHS ENDED JUNE 30                                 2001
------------------------------------------------------------------------

Reported net income                                       $1,053
Add back:  Goodwill amortization, net of tax                  14
                                                    --------------------

        Adjusted net income                               $1,067
                                                    ====================


SIX MONTHS ENDED JUNE 30                                   2001
------------------------------------------------------------------------

Reported net income                                       $1,991
Add back:  Goodwill amortization, net of tax                  27
                                                    --------------------

        Adjusted net income                               $2,018
                                                    ====================

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 7 -- OTHER COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30                                                                     2002
----------------------------------------------------------------------------------------------------------

Unrealized gains on securities:
   Unrealized holding gains arising during the period                                        $2,015
   Less: reclassification adjustment for gains realized in net income                            (0)
                                                                                      --------------------
         Net unrealized gains                                                                 2,015
Tax expense                                                                                     674
                                                                                      --------------------

         Other comprehensive income                                                          $1,341
                                                                                      ====================


NOTE 8 -- GUARANTEED PREFERRED BENEFICIAL INTERESTS IN HORIZON BANCORP'S SUBORDINATED DEBENTURES

In March of 2002, Horizon formed Horizon Statutory Trust I (Trust). The Trust is a statutory business trust and is wholly owned by Horizon. The Trust issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $12 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032 and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par. The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $362 thousand were capitalized and are being amortized over the estimated life of the securities.

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

FINANCIAL CONDITION

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 2002, cash and cash equivalents increased by approximately $25 million; primarily the result of several large deposits from municipal entities on the last business day of June. Another source of funds was the proceeds from the issuance of junior subordinated debentures, which closed on the 26th of March. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at June 30, 2002, the Bank has available approximately $62 million in unused credit lines with various money center banks and the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2001 to June 30, 2002.

Capital Resources
-----------------

The capital resources of Horizon and Bank exceed regulatory capital ratios for "well capitalized" banks at June 30, 2002. Stockholders' equity totaled $38.022 million as of June 30, 2002 compared to $34.943 million as of December 31, 2001. The change in stockholders' equity during the six months ended June 30, 2002 is the result of an increase in the market value of investment securities available for sale accounted for as an increase to stockholders' equity, net of tax, and net income, net of dividends declared. At June 30, 2002, the ratio of stockholders' equity to assets was 5.90% compared to 5.94% at December 31, 2000.

In April of 2002, Horizon registered 200,000 shares of stock for a newly adopted dividend reinvestment and stock purchase plan that became available to Horizon's shareholders in May, 2002. The purpose of the dividend reinvestment plan is to provide participating shareholders with a simple and convenient method of investing cash dividends paid by Horizon on its shares of common stock in additional shares of common stock.

There have been no other material changes in Horizon's capital resources from December 31, 2001 to June 30, 2002.

Material Changes in Financial Condition - June 30, 2002 compared to December 31,
--------------------------------------------------------------------------------
2001
----

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During first six months of 2002, investment securities increased approximately $53 million. This growth relates directly to the additional regulatory Tier 1 capital raised through the issuance of $12 million of Trust Preferred Securities. To cover the cost of this long-term debt, the Bank borrowed an additional $40 million and invested the proceeds in additional investment securities. The transactions will generate an initial net interest spread of approximately 1.35%.

Loans declined by approximately $32 million for the six months ended June, 30, 2002, with a larger decline in mortgage warehouse lending partially offset by growth in other loan categories. The decline in mortgage warehouse loans relates to a general slow down in residential mortgage refinance activity.

Deposits grew by approximately $17 million during the first six months of 2002. This growth came primarily at the end of the period and can be attributed to cyclical public fund deposit activity. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 2001 to June 30, 2002.


RESULTS OF OPERATIONS

Material Changes in Results of Operations - June 30, 2002 Compared to June 30,
------------------------------------------------------------------------------
2001
----

During the six months ended June 30, 2002, net income totaled $2.396 million or $1.21 per share compared to $1.991 million or $1.00 per share for the same period in 2001.

Net interest income was $10.695 million for the six months ended June 30, 2002 compared to $9.387 million for the same period 2001.

The provision for loan losses totaled $750 thousand for the six months ended June 30, 2002 compared to $705 thousand for the same period in 2001. The allowance for loan losses to total loans is 1.35% at June 30, 2002 compared to 1.15% at December 31, 2001.

Total noninterest income for the six months ended June 30, 2002 was $4.373 million compared to $4.653 million for the same period in 2001. Service charge income increased due to a new overdraft privilege product, offered to certain qualified deposit customers. Income from fiduciary activities declined due to a decline in market value of assets under administration.

Noninterest expense increased $558 thousand or 5.5% for the six months ended June 30, 2002 compared to the same period in 2001. The increase was caused primarily by increased expense related to Stock Appreciation Rights.

There have been no other material changes in the results of operations of Horizon for the six months ending June 30, 2002 and 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon's 2001 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2001 Form 10-K.


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

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

    Not Applicable

ITEM 2.  CHANGES IN SECURITIES
------------------------------

    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         (a)      The Company held its Annual Shareholders' Meeting on May 9,
                  2002.

         (b) The names of the Directors elected at the Annual Meeting were as follows:

                            NAME                   VOTES FOR     VOTES WITHHELD
                            ----                   ---------     --------------
                      Charley Gillispie             1,541,976       11,314
                      Peter L. Pairitz              1,531,701       21,589
                      Dale W. Alspaugh              1,531,335       21,955
                      Craig M. Dwight               1,517,837       35,453
                      Robert E. Mc Bride            1,518,651       34,639
                      Gene L. Rice                  1,537,574       15,716

                      The names of the Directors whose term of office continued after the Annual Meeting are as follows:
                      Susan D. Aaron
                      Larry N. Middleton, Jr.
                      Robert E. Swinehart
                      Robert E. Dabagia
                      Bruce E. Rampage
                      Spero W. Valavanis


ITEM 5.  OTHER INFORMATION
--------------------------

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

              (a) EXHIBITS

                  Exhibit 3. Amended and Restated Bylaws of the Registrant as amended March 19, 2002.

                  Exhibit 11. Statement Regarding Computation of Per Share Earnings

                  Exhibit 99.1 Certification of Chief Executive and Chief financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) REPORTS ON FORM 8-K - No reports on Form 8-K were
                  filed during the three months ended June 30, 2002

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HORIZON BANCORP




August 6, 2002                       /s/ Craig M. Dwight
----------------------------        --------------------------------------------
Date:                               BY:  Craig M. Dwight
                                         President and Chief Executive Officer


Auguts 6, 2002                       /s/ James H. Foglesong
----------------------------        --------------------------------------------
Date:                               BY:  James H. Foglesong
                                         Chief Financial Officer

INDEX TO EXHIBITS


       The following documents are filed as Exhibits to this Report.

Exhibit
-------

   3  Amended and Restated Bylaws of the Registrant as amended March 19, 2002.

  11  Statement Regarding Computation of Per Share Earnings


99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.