Form 10-Q
period 2002-09-30
HORIZON BANCORP /IN/
filed 2002-11-13
CIK 706129

                                 HORIZON BANCORP

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended SEPTEMBER 30, 2002
                                          ------------------

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

                                    Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,982,700 at OCTOBER 30, 2002
                          ---------    ----------------

PART 1 -- FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS


                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)


                                                     SEPTEMBER 30,
                                                          2002      December 31,
                                                      (UNAUDITED)      2001
--------------------------------------------------------------------------------

ASSETS
   Cash and due from banks                             $  21,161      $  18,608
   Interest-bearing demand deposits                            9             20
   Federal funds sold                                     28,000
                                                       ------------------------
         Cash and cash equivalents                        49,170         18,628
   Interest-bearing deposits                                 252            247
   Investment securities, available for sale             114,113         67,338
   Loans held for sale                                     5,913          6,816
   Loans, net of allowance for loan losses of
     $5,818 and $5,410                                   497,257        461,391
   Premises and equipment                                 15,828         16,197
   Federal Reserve and Federal Home Loan Bank stock        8,329          6,738
   Interest receivable                                     3,421          3,209
   Other assets                                            5,127          7,381
                                                       ------------------------
         Total assets                                  $ 699,410      $ 587,945
                                                       ========================
LIABILITIES
   Deposits
     Noninterest bearing                               $  57,177      $  43,353
     Interest bearing                                    428,884        376,246
                                                       ------------------------
         Total deposits                                  486,061        419,599
   Short-term borrowings                                  22,434         22,344
   Federal Home Loan Bank advances                       132,112        105,293
   Guaranteed preferred beneficial interests in
     Horizon Bancorp's subordinated debentures            12,000
   Interest payable                                          762            765
   Other liabilities                                       5,397          5,001
                                                       ------------------------
         Total liabilities                               658,766        553,002
                                                       ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.33 1/3 stated value
     Authorized, 15,000,000
     Issued, 3,115,284 shares                              1,038          1,038
   Additional paid-in capital                             20,808         20,808
   Retained earnings                                      31,161         28,130
   Accumulated other comprehensive income                  3,162            430
   Less treasury stock, at cost, 1,132,587
     and 1,129,587 shares                                (15,525)       (15,463)
                                                       ------------------------
         Total stockholders' equity                       40,644         34,943
                                                       ------------------------
         Total liabilities and stockholders' equity    $ 699,410      $ 587,945
                                                       ========================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              (Dollar Amounts in Thousands, Except Per Share Data)


                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30       SEPTEMBER 30
                                          -------------------------------------
                                            2002       2001    2002      2001
-------------------------------------------------------------------------------

INTEREST INCOME
   Loans receivable                       $  9,125    $8,796  $25,608   $27,334
   Investment securities
     Taxable                                 1,326     1,048    3,685     3,441
     Tax exempt                                377         6      847        19
                                          -------------------------------------
         Total interest income              10,828     9,850   30,140    30,794
                                          -------------------------------------

INTEREST EXPENSE
   Deposits                                  2,707     3,705    8,092    12,898
   Federal funds purchased and
    short-term borrowings                      116        45      286       261
   Federal Home Loan Bank advances           1,764     1,222    4,645     3,370
   Subordinated debentures                     167                348
                                          -------------------------------------
         Total interest expense              4,754     4,972   13,371    16,529
                                          -------------------------------------

NET INTEREST INCOME                          6,074     4,878   16,769    14,265
   Provision for loan losses                   375       300    1,125     1,005
                                          -------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                            5,699     4,578   15,644    13,260
                                          -------------------------------------

OTHER INCOME
   Service charges on deposit accounts         772       569    2,155     1,632
   Fiduciary activities                        593       591    1,776     2,035
   Commission income from insurance
     agency                                    213       190      548       659
   Income from reinsurance company              12        21       40        64
   Gain on sale of loans                     1,302       581    2,280     1,639
   Wire transfer fee income                    201       129      550       388
   Other income                                146       202      404       557
                                          -------------------------------------
         Total other income                  3,239     2,283    7,753     6,974
                                          -------------------------------------

OTHER EXPENSES
   Salaries and employee benefits            3,145     2,740    9,176     8,296
   Net occupancy expenses                      414       433    1,256     1,322
   Data processing and equipment expenses      560       539    1,667     1,615
   Other expenses                            2,494     1,294    5,297     3,895
                                          -------------------------------------
         Total other expenses                6,613     5,006   17,396    15,128
                                          -------------------------------------

INCOME BEFORE INCOME TAX AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                  2,325     1,855    6,001     5,106
  Income tax                                   797       731    1,980     1,991
                                          -------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE             1,528     1,124    4,021     3,115
CUMULATIVE EFFECT ON YEARS PRIOR TO 2002
  OF A CHANGE IN ACCOUNTING FOR GOODWILL                          (97)
                                          -------------------------------------
NET INCOME                                $  1,528    $1,124  $ 3,924   $ 3,115
                                          =====================================

BASIC AND DILUTED EARNINGS PER SHARE
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                    $    .77    $  .57  $  2.03   $  1.57

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                        $   .05

                                          -------------------------------------
BASIC AND DULUTED EARNINGS PER SHARE      $    .77    $  .57  $  1.98   $  1.57
                                          =====================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       (Table Dollar Amounts in Thousands)


                                                                                             ACCUMULATED
                                                       ADDITIONAL                               OTHER
                                             COMMON     PAID-IN    COMPREHENSIVE  RETAINED   COMPREHENSIVE  TREASURY
                                             STOCK      CAPITAL       INCOME      EARNINGS      INCOME       STOCK        TOTAL
---------------------------------------------------------------------------------------------------------------------------------

BALANCES, JANUARY 1, 2002                   $1,038      $20,808                   $ 28,130       $  430     $(15,463)    $ 34,943
   Net income                                                         $3,924         3,924                                  3,924
   Other comprehensive income, net of tax,
     unrealized gain on securities                                     2,732                      2,732                     2,732
                                                                      ------
   Comprehensive income                                               $6,656
                                                                      ======
   Cash dividends ($.45 per share)                                                    (893)                                  (893)
   Purchase of 3,000 shares of
     treasury stock                                                                                              (62)         (62)
                                             -------------------                  -----------------------------------------------
BALANCES, SEPTEMBER 30, 2002                 $1,038      $20,808                  $ 31,161       $3,162     $(15,525)    $ 40,644
                                             ===================                  ===============================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar Amounts in Thousands)


                                                               NINE MONTHS
                                                            ENDED SEPTEMBER 30
                                                          ----------------------
                                                            2002        2001
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                             $   3,924   $   3,115
   Adjustments to reconcile net income  to net cash
     provided by operating activities
     Provision for loan losses                                1,125       1,005
     Depreciation and amortization                            1,092       1,105
     Goodwill impairment                                        874
     Impairment of mortgage servicing rights                    318
     Deferred income tax                                      1,132        (396)
     Investment securities amortization (accretion), net        (21)          4
     Gain on sale of loans                                   (2,280)     (1,639)
     Proceeds from sales of loans                           110,815     100,969
     Loans originated for sale                             (107,632)   (100,185)
     Gain on sale of other real estate owned                   (142)
     Deferred loan fees                                          (5)        (27)
     Unearned income                                           (154)        (23)
     Net change in:
       Interest receivable                                     (212)        422
       Interest payable                                          (3)         10
       Other assets                                          (1,112)       (238)
       Other liabilities                                        396         970
                                                          ---------------------
         Net cash provided by operating activities            8,115       5,092
                                                          ---------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                       (5)         (7)
   Purchases of securities available for sale               (68,549)     (1,995)
   Proceeds from maturities, calls, and principal
     repayments of securities available for sale             25,949      25,964
   Proceeds from sales of securities available for sale                     315
   Purchase of Federal Home Loan Bank and Federal
     Reserve Bank stock                                      (1,591)         (1)
   Net change in loans                                      (37,134)    (15,276)
   Recoveries on loans previously charged-off                   302         268
   Purchases of premises and equipment                         (961)       (352)
                                                          ---------------------
       Net cash provided (used) by investing activities     (81,989)      8,916
                                                          ---------------------

FINANCING ACTIVITIES
   Net change in
     Deposits                                                66,462      (7,602)
     Short-term borrowings                                       90     (16,432)
   Federal Home Loan Bank advances                          141,848     140,000
   Repayment of Federal Home Loan Bank advances            (115,029)   (135,027)
   Proceeds from issuance of trust preferred securities      12,000
   Dividends paid                                              (893)       (882)
   Purchase of treasury stock                                   (62)        (47)
                                                          ---------------------
       Net cash provided (used) by financing activities     104,416     (19,990)
                                                          ---------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      30,542      (5,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               18,628      35,051
                                                          ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  49,170   $  29,069
                                                          =====================
ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                          $  13,374   $  16,519
   Income tax paid                                            2,910       2,456


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and Horizon Statutory Trust I (Trust). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2002 and September 30, 2001 are not necessarily indicative of the operating results for the full year of 2002 or 2001. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

The consolidated balance sheet of Horizon as of December 31, 2001 has been derived from the audited balance sheet of Horizon as of that date.

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


NOTE 2 -- GOODWILL

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under this statement goodwill is to be evaluated for possible impairment as of January 1, 2002, and periodically thereafter. Horizon adopted SFAS 142 on January 1, 2002. As required by this standard, an initial test for goodwill impairment was performed which compared the fair value of Horizon's insurance agency (a subsidiary of the Bank) to its carrying value. Market values for comparable agencies, as well as other factors, were used as the basis for determining the fair value of the insurance agency. As a result of this testing, Horizon recorded an impairment loss on goodwill of $160 thousand ($97 thousand after-tax) as a cumulative effect of change in accounting method in the first quarter of 2002.

During the third quarter of 2002, it was determined that further impairment of the goodwill related to the Bank's insurance agency existed. This was based on offers received while attempting to market the commercial and group health and life, lines of business of the insurance agency. Therefore, a second impairment test was conducted and a further write down of goodwill related to the insurance agency was taken as a charge to other expense of $714 thousand ($428 thousand after tax). This reduced to zero the carrying value of goodwill related to the insurance agency.

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)


The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2002, were:

THREE MONTHS ENDED SEPTEMBER 30                                           2002
--------------------------------------------------------------------------------

Balance, July 1, 2002                                                   $   872
  Impairment loss                                                          (714)
                                                                        -------
Balance, September 30, 2002                                             $   158
                                                                        =======


NINE MONTHS ENDED SEPTEMBER 30                                           2002
--------------------------------------------------------------------------------

Balance, January 1, 2002                                                $ 1,032
  Impairment loss                                                          (874)
                                                                        -------
Balance, September 30, 2002                                             $   158
                                                                        =======


Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for the three and nine months ended September 30, 2001, as follows:

THREE MONTHS ENDED SEPTEMBER 30                                           2001
--------------------------------------------------------------------------------

Reported net income                                                       $1,124
Add back:  Goodwill amortization, net of tax                                  13
                                                                          ------
    Adjusted net income                                                   $1,137
                                                                          ======


NINE MONTHS ENDED SEPTEMBER 30                                            2001
--------------------------------------------------------------------------------

Reported net income                                                       $3,115
Add back: Goodwill amortization, net of tax                                   40
                                                                          ------
    Adjusted net income                                                   $3,155
                                                                          ======

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)


NOTE 3 - INVESTMENT SECURITIES

                                                         2002
                                       -----------------------------------------
                                                    GROSS       GROSS
                                       AMORTIZED  UNREALIZED  UNREALIZED  FAIR
SEPTEMBER 30                             COST       GAINS       LOSSES    VALUE
--------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies  $  6,649   $  101               $  6,750
   State and municipal                    35,502    2,495                 37,997
   Federal agency collateralized
     mortgage obligations                 22,986      853                 23,839
   Federal agency mortgage backed pools   44,114    1,438       $(25)     45,527
                                        ----------------------------------------
         Total available for sale       $109,251   $4,887       $(25)   $114,113
                                        ========================================


                                                         2001
                                       -----------------------------------------
                                                    GROSS       GROSS
                                       AMORTIZED   UNREALIZED UNREALIZED  FAIR
DECEMBER 31                              COST       GAINS       LOSSES    VALUE
--------------------------------------------------------------------------------

Available for sale
   U. S. Treasury and federal agencies   $20,255   $  123   $    (59)    $20,319
   State and Municipal                    15,411      277       (378)     15,310
   Federal agency collateralized
     mortgage obligations                 17,150      468        (26)     17,592
   Federal agency mortgage backed pools   13,812      310                 14,117
                                        ----------------------------------------
         Total investment securities     $66,628   $1,178   $   (468)    $67,338
                                        ========================================


The amortized cost and fair value of securities available for sale at September 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           AVAILABLE FOR SALE
                                                        ------------------------
                                                        AMORTIZED        FAIR
                                                          COST           VALUE
--------------------------------------------------------------------------------

Within one year                                         $    688        $    688
One to five years                                          4,924           5,058
Five to ten years                                          2,354           2,386
After ten years                                           34,185          36,615
                                                        ------------------------
                                                          42,151          44,747
Federal agency collateralized mortgage obligations        22,986          23,839
Federal agency mortgage backed pools                      44,114          45,527
                                                        ------------------------
                                                        $109,251        $114,113
                                                        ========================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)


There were no sales of securities available for sale during the three months and nine months ending September 30, 2002. Proceeds from sales of securities available for sale during the three months and nine months ended September 30, 2001 were $315 thousand. There were no gross gains or losses realized on the sales.


NOTE 4 - LOANS

                                                 SEPTEMBER 30,     December 31,
                                                     2002              2001
--------------------------------------------------------------------------------

Commercial loans                                   $112,084          $100,912
Mortgage warehouse loans                            230,240           205,511
Real estate loans                                    78,866            80,571
Installment loans                                    81,885            79,807
                                                   --------------------------
         Total loans                               $503,075          $466,801
                                                   ==========================


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

                                                 SEPTEMBER 30,     December 31,
                                                     2002              2001
--------------------------------------------------------------------------------

Allowance for loan losses
   Balances, beginning of period                    $ 5,410           $ 4,803
   Provision for losses, operations                   1,125             1,505
   Recoveries on loans                                  302               683
   Loans charged off                                 (1,019)           (1,581)
                                                    -------------------------
         Balances, end of period                    $ 5,818           $ 5,410
                                                    =========================


NOTE 6 - NONPERFORMING ASSETS

                                                 SEPTEMBER 30,     December 31,
                                                     2001              2000
--------------------------------------------------------------------------------

Nonperforming loans                                  $1,285            $1,900
Other real estate owned                                 105               538
                                                    -------------------------
         Total nonperforming assets                  $1,390            $2,438
                                                    =========================

                        HORIZON BANCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       (Table Dollar Amounts in Thousands)


NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN HORIZON BANCORP'S SUBORDINATED DEBENTURES

In March of 2002, Horizon formed Horizon Statutory Trust I (Trust). The Trust is a statutory business trust and is wholly owned by Horizon. The Trust issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $12 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032 and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $362 thousand were capitalized and are being amortized over the estimated life of the securities.


NOTE 8 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

In August, 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $22 per share and cease any future vesting of the SARS. Under the Plans, participants are given the choice of exercising either stock options or SARS. The exercise of one SAR cancels a corresponding stock option, and vice versa. The agreement has no effect on the participant's stock options. As a result of these agreements, Horizon will not be required to recognize compensation expense related to the SARS for any future increases in its stock price above $22 per share as there is a presumption that participants will exercise stock options when the per share price exceeds $22. Compensation expense related to the SARS for the nine months ended September 30, 2002 and 2001 was $623 thousand and $219 thousand respectively.

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


FINANCIAL CONDITION

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 2002, cash and cash equivalents increased by approximately $31 million. Another source of funds was the proceeds from the issuance of junior subordinated debentures, which closed on the 26th of March. In addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, at September 30, 2002, the Bank has available approximately $77 million in unused credit lines with various money center banks and the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2001 to September 30, 2002.

Capital Resources
-----------------

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at September 30, 2002. Stockholders' equity totaled $40.644 million as of September 30, 2002 compared to $34.943 million as of December 31, 2001. The change in stockholders' equity during the nine months ended September 30, 2002 is the result of an increase in market value of investment securities available for sale, net of tax, and net income, net of dividends declared. At September 30, 2002, the ratio of stockholders' equity to assets was 5.81% compared to 5.94% at December 31, 2001.

In April of 2002, Horizon registered 200,000 shares of stock for a newly adopted dividend reinvestment and stock purchase plan that became available to Horizon's shareholders in May, 2002. The purpose of the dividend reinvestment plan is to provide participating shareholders with a simple and convenient method of investing cash dividends paid by Horizon on its shares of common stock in additional shares of common stock. In August of 2002, Horizon registered 269,400 shares of stock available for issuance under the 1987 Stock Option and Stock Appreciation Rights Plan and the 1997 Key Employees' Stock Option and Stock Appreciation Plan.

There have been no other material changes in Horizon's capital resources from December 31, 2001 to September 30, 2002.

Material Changes in Financial Condition - September 30, 2002 compared to
------------------------------------------------------------------------
December 31, 2001
-----------------

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

During first nine months of 2002, investment securities increased approximately $47 million. This growth relates directly to the additional regulatory Tier 1 capital raised through the issuance of $12 million of Trust Preferred Securities. To cover the cost of this long-term debt, the Bank borrowed an additional $40 million and invested the proceeds in additional investment securities. The transactions will generate an initial net interest spread of approximately 1.35%.

Loans increased by approximately $36 million for the nine months ended September 30, 2002. A decline in residential mortgage rates caused an increase in mortgage loan refinance activity, which caused an increase in mortgage warehouse loans. Commercial loan growth came as a result of new lenders bringing in new high quality business customers and refinancing existing debt of those customers at more favorable rates.

An allowance for loan losses is maintained to absorb loan losses inherent in the loan portfolio. The determination of the allowance for loan losses is a critical accounting policy that involves management's ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. Horizon's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on a historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include factors such as local, regional, and national economic conditions and forecasts, and adequacy of loan policies and internal controls, the experience of the lending staff, bank regulatory examination results, and changes in the composition of the portfolio.

Horizon considers the allowance for loan losses of $5.818 million adequate to cover losses inherent in the loan portfolio as of September 30, 2002. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management's ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.

Deposits grew by approximately $66 million during the first nine months of 2002. In anticipation of the growth in mortgage warehouse loans discussed above, Horizon sought deposits through internet activity. Approximately $40 million of short-term certificates of deposit were generated in this manner. Deposit growth also came from additional public fund deposits. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 2001 to September 30, 2002.

RESULTS OF OPERATIONS

Material changes in results of operations - September 30, 2002 compared to
--------------------------------------------------------------------------
September 30, 2001
------------------

During the nine months ended September 30, 2002, net income totaled $3.924 million or $1.98 per share compared to $3.115 million or $1.57 per share for the same period in 2001. This is an increase of 26%.

Net interest income was $16.769 million for the nine months ended September 30, 2002 compared to $14.265 million for the same period of 2001 an increase of 18%. The increase resulted from an increase in earning assets.

The provision for loan losses totaled $1.125 million for the nine months ended September 30, 2002 compared to $1.005 million for the same period in 2001. The allowance for loan losses to total loans is 1.16% at September 30, 2002 compared to 1.15% at December 31, 2001.

Total noninterest income for the nine months ended September 30, 2002 was $7.753 million compared to $6.905 for the same period in 2001. Service charge income increased due to a new overdraft privilege product, offered to certain qualified deposit customers. Income from fiduciary activities declined due to a decline in market value of assets under administration. Gain on sale of loans increased as Horizon sold approximately $8.9 million of portfolio mortgage loans which generated a gain of approximately $350 thousand. These were the lowest yielding loans in the portfolio and were sold to reduce the interest rate risk related to a long term fixed rate asset as well as to provide funding for the anticipated increase in mortgage warehouse loans. Also in the third quarter, Horizon sold it's portfolio of credit card loans which totaled approximately $3.8 million. A gain of approximately $381 thousand was recognized on this sale.

Noninterest expense increased $2.268 million or 15.0% for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was caused primarily by increased expense related to stock appreciation rights and the goodwill impairment charges taken in the first and third quarters totaling $874 thousand. Also included in noninterest expense is a charge of $318 thousand to establish a reserve for mortgage servicing rights impairment. This adjustment was due to a decline in the valuation of Horizon's mortgage servicing rights resulting from the low interest rate environment which caused a significant increase in mortgage loan prepayments. The mortgage servicing rights asset before reserves totals $925 thousand ($607 thousand, net of the reserve).

In August, 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $22 per share and cease any future vesting of the SARS. Under the Plans, participants are given the choice of exercising either stock options or SARS. The exercise of one SAR cancels a corresponding stock option, and vice-versa. The agreement has no effect on the participant's stock options. As a result of these agreements, Horizon will not be required to recognize compensation expense related to the SARS for any future increases in its stock price above $22 per share as there is a presumption that participants will exercise stock options when the per share price exceeds $22. Compensation expense related to the SARS for the nine months ended September 30, 2002 and 2001 was $623 thousand and $219 thousand respectively.

There have been no other material changes in the results of operations of Horizon for nine months ending September 30, 2002 and 2001.


SUBSEQUENT EVENT

On October 18, 2002 Horizon announced the sale of its commercial and group insurance lines to General Insurance Services effective November 1, 2002. Horizon will continue to offer personal insurance lines, including life insurance, annuities, homeowners and auto insurance with licensed insurance representatives on staff at most Horizon offices. Proceeds from the sale are contingent upon future commissions generated by renewals of existing insurance policies.

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

Forward-Looking Statements
--------------------------

Certain statements in this section constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Horizon to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.


ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures
------------------------------------------------

Based on an evaluation of disclosure controls and procedures within 90 days prior to the filing of this report, Horizon's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon's disclosure controls (as defined in Exchange Act Rule 13a-14(c)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes In Internal Controls
----------------------------

Since the evaluation date, there have been no significant changes in Horizon's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

   Not Applicable


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

   Not Applicable


ITEM 5. OTHER INFORMATION
-------------------------

   Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

          (a) EXHIBITS

              Exhibit 10.1. Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments

              Exhibit 11. Statement Regarding Computation of Per Share Earnings

              Exhibit 99.1 Certification of Chief Executive and Chief financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

         (b) REPORTS ON FORM 8-K - 8-K filed August 23, 2002 concerning agreement between Horizon and holders of Stock Appreciation Rights.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HORIZON BANCORP


11/11/02                                /s/ Craig M. Dwight
--------------------                   -----------------------------------------
Date:                                  BY: Craig M. Dwight
                                           President and Chief Executive Officer


November 11, 2002                       /s/ James H. Foglesong
--------------------                   -----------------------------------------
Date:                                  BY: James H. Foglesong
                                           Chief Financial Officer



                                 CERTIFICATIONS


I, Craig M. Dwight, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Horizon Bancorp;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: 11/11/2002
     ----------------------


/s/ Craig M. Dwight
-------------------------------------
Craig M. Dwight
President and Chief Executive Officer



                                 CERTIFICATIONS


I, James H. Foglesong, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Horizon Bancorp;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 11, 2002
     ----------------------

/s/ James H. Foglesong
---------------------------
James H. Foglesong
Chief Financial Officer

INDEX TO EXHIBITS

       The following documents are filed as Exhibits to this Report.


Exhibit
-------

  10.1 Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments

  11      Statement Regarding Computation of Per Share Earnings

  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.