Form 10-K
period 2002-12-31
HORIZON BANCORP /IN/
filed 2003-03-27
CIK 706129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended DECEMBER 31, 2002

                         Commission file number 0-10792

                                 HORIZON BANCORP
             (Exact name of registrant as specified in its charter)

            INDIANA                                       35-1562417
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   515 FRANKLIN SQUARE, MICHIGAN CITY                                   46360
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: 219-879-0211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
       NONE                                         NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the average bid price of such stock as of June 30, 2002, the last day of the registrant's most recently completed second fiscal quarter, was approximately $39,825,580.

As of March 24, 2003, the registrant had 1,982,700 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K into which
Document                                     portion of document is incorporated
--------                                     -----------------------------------

Portions of the Registrant's Proxy                          III
Statement to be filed for its May 8, 2003 annual meeting of shareholders

                                 HORIZON BANCORP
                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                      Page

Item_1.     Business .....................................................     3

Item_2.     Properties ...................................................    11

Item_3.     Legal Proceedings                                                 11

Item_4.     Submission of Matters to a Vote of Security Holders ..........    12

Special Item:  Executive Officers of Registrant ..........................    12

PART II

Item_5.     Market for Registrant's Common Equity and Related
            Stockholder Matters ..........................................    12

Item_6.     Selected Financial Data ......................................    12

Item_7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation .....................................    13

Item_7A.    Quantitative and Qualitative Disclosures about Market Risk ...    28

Item_8.     Financial Statements and Supplementary Data ..................    29

Item_9.     Changes in and Disagreement with Accountants on Accounting
            And Financial Disclosure .....................................    62

PART III

Item_10.    Directors and Executive Officers of the Registrant ...........    62

Item_11.    Executive Compensation .......................................    62

Item_12.    Security Ownership of Certain Beneficial Owners and
            Management ...................................................    62

Item_13.    Certain Relationships and Related Transactions ...............    62

Item_14.    Controls and Procedures ......................................    62

PART IV

Item_15.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K .....................................................    63

SIGNATURES ...............................................................    64

EXHIBIT INDEX ............................................................    67

                                     PART I

ITEM 1. BUSINESS

GENERAL

Horizon Bancorp ("Horizon") is a registered bank holding company organized under the laws of the State of Indiana and headquartered in Michigan City, Indiana. Horizon was organized and commenced operations as a bank holding company in 1983. Horizon owns all of the outstanding stock of Horizon Bank, N.A. (the "Bank"). Horizon's Common Stock is traded on the Nasdaq SmallCap Market under the symbol HBNC.

Horizon is engaged in the business of commercial banking. Horizon's main source of revenue is dividends paid to it by the Bank. The Bank was chartered as a national bank association in 1873 and has operated continuously since that time. The Bank has two wholly owned subsidiaries: Horizon Trust & Investment Management, N.A. ("Horizon Trust") and Horizon Insurance Services, Inc. ("Horizon Insurance"). The Bank is a full-service commercial bank offering a broad range of commercial and retail banking services, corporate and individual trust and agency services, personal property and casualty insurance services and other services incident to banking. The Bank maintains four facilities located within La Porte County, Indiana, three facilities located in Porter County, Indiana and a loan production office in Lake County, Indiana. At December 31, 2002, the Bank had total assets of $718,664,000 and total deposits of $489,877,000. Aside from the stock of the Bank and Horizon Insurance Group, Inc., Horizon's only other significant assets are cash and cash equivalents totaling approximately $618,000, and deferred Federal and State income taxes of approximately $633,000 at December 31, 2002.

Horizon has two nonbank subsidiaries, HBC Insurance Group, Inc. (the "Insurance Company") and Horizon Statutory Trust 1 ("Horizon Trust"). The Insurance Company offers credit life and accident and health insurance. The net income generated from the Insurance Company is not significant to the overall operations of Horizon. Horizon Trust is a statutory business trust that was formed in 2002 to issue Trust Preferred Capital Securities. The business of Horizon, the Bank, Horizon Trust, Horizon Insurance and Insurance Company is not seasonal to any material degree.

No material part of Horizon's business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2002, revenues from loans accounted for 74% of the total consolidated revenue. For the same year, revenues from investment securities accounted for 12% of total consolidated revenue.

EMPLOYEES

The Bank, Horizon Trust and Horizon Insurance employed approximately 213 full and part-time persons as of December 31, 2002. Horizon does not have any employees.

COMPETITION

A high degree of competition exists in all major areas where Horizon engages in business. The Bank's primary market consists of La Porte and Porter County, Indiana, and Berrien County, Michigan. The Bank competes with commercial banks located in the home county and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services, and certain government agencies.

Based on deposits as of June 30, 2002, the Bank was the largest of the 11 bank and thrift institutions with offices in La Porte County with 30.8% of the deposits and the fifth largest of the 13 institutions with offices in Porter County with 5.2% of deposits (source: FDIC Summary of Deposits Market Share Reports available at www3.fdic.gov/sod).

SUPERVISION AND REGULATION

Horizon is registered as a bank holding company and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts Horizon's nonbanking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation (the "FDIC") and the Office of the Comptroller of the Currency (the "OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Bank exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2002. For Horizon's regulatory capital ratios and regulatory requirements as of December 31, 2002, see the information in Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.

The Bank is (i) subject to the provisions of the National Bank Act; (ii) supervised, regulated, and examined by the OCC; and (iii) subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund, which is administered by the FDIC.

Both federal and state law extensively regulates various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities, and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to or the prior approval of the OCC.

Horizon and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

The FDICIA accomplished a number of sweeping changes in the regulation of depository institutions and their holding companies. The FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares, and such other standards as the agency deems appropriate.

The Riegle-Neal Community Development and Regulatory Improvement Act of 1994 contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering, and flood insurance. The applicable federal supervisory agencies continue to promulgate regulations implementing the Riegle-Neal Community Development and Regulatory Improvement Act of 1994 that apply to the Bank.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions.

On November 12, 1999, the President signed into law comprehensive legislation that modernizes the financial services industry for the first time in decades. The Gramm-Leach-Bliley Act ("GLBA") permits bank holding companies to conduct essentially unlimited securities and insurance activities, in addition to other activities determined by the Federal Reserve to be related to financial services. As a result of the GLBA, Horizon may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. Horizon does not anticipate significant changes in its products or services as a result of the GLBA.

In addition to the matters discussed above, Horizon's affiliate bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit, and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.

Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures, and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or Horizon and its affiliate bank in particular would be affected.

BANK HOLDING COMPANY STATISTICAL DISCLOSURES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      Information required by this section of Securities Act Industry Guide 3 is presented in Management 's Discussion and Analysis as set forth in item 7 below, herein incorporated by reference.

II.   INVESTMENT PORTFOLIO

      a. The following is a schedule of the amortized cost and fair value of investment securities available for sale at December 31, 2002, 2001, and 2000:

(in thousands)                                           2002                  2001                   2000

AVAILABLE FOR SALE                                 COST     FAIR VALUE    COST     FAIR VALUE    COST     FAIR VALUE
                                                 --------   ----------   -------   ----------   -------   ----------
U.S. Treasury and U.S. Government agencies and
  corporations                                   $  5,979   $    6,072   $20,255   $   20,318   $26,171   $   26,002
State and Municipal                                35,504       37,115    15,411       15,310     5,564        5,696
Mortgage-backed securities                         45,164       46,741    13,812       14,117    18,850       18,934
Collateralized mortgage obligations                18,697       19,525    17,150       17,593    20,458       20,502
Other securities                                                                                    315          241
                                                 --------   ----------   -------   ----------   -------   ----------
         Total investment securities             $105,344   $  109,453   $66,628   $   67,338   $71,358   $   71,375
                                                 ========   ==========   =======   ==========   =======   ==========

      b. The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 2002:

                                                           AFTER ONE YEAR     AFTER FIVE YEARS
                                      ONE YEAR OR LESS   THROUGH FIVE YEARS   THROUGH TEN YEARS    AFTER TEN YEARS
(Thousands)                           AMOUNT     YIELD   AMOUNT       YIELD   AMOUNT      YIELD    AMOUNT    YIELD
                                      ------     -----   ------       -----   -------     -----    -------   ----
AVAILABLE FOR SALE
U.S. Treasury and U.S. Government
agency securities (1)                 $1,000      4.25%  $2,965        4.04%  $ 2,014      3.20%
Obligations of states and political
subdivisions                              39      4.50%   3,007        6.10%    2,309      6.56%   $30,149   4.90%
Mortgage-backed securities (2)           293      4.80%   7,960        5.87%   10,444      5.95%
Collateralized mortgage obligations      759      6.19%     694        6.13%   20,979      5.36%    22,732   5.88%
                                      ------             ------               -------              -------
Total                                 $1,798      5.07%  $6,959        5.17%  $33,262      5.44%   $63,325   5.43%
                                      ======             ======               =======              =======

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

            Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders' equity of Horizon at December 31, 2002.

III.  LOAN PORTFOLIO

      a. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

                 (Thousands)                  2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
Commercial, financial, agricultural and
    commercial tax-exempt loans           $111,897   $100,912   $ 88,421   $ 89,361   $ 76,682
Mortgage warehouse loans                   268,452    205,511    102,884     85,542
Real estate mortgage loans                  73,910     80,571    125,431    154,717    152,390
Installment loans                           81,534     79,807     76,842     64,737     61,274
                                          --------   --------   --------   --------   --------
         Total loans                      $535,793   $466,801   $393,578   $394,357   $290,346
                                          ========   ========   ========   ========   ========

      b. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2002:

                                                             ONE THROUGH
Maturing or repricing (thousands)         ONE YEAR OR LESS   FIVE YEARS    AFTER FIVE YEARS    TOTAL
                                          ----------------   -----------   ----------------   --------
Commercial, financial, agricultural and   $         66,878   $    30,817   $         14,202   $111,897
commercial tax-exempt loans

              The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

              (Thousands)                                      FIXED RATE   VARIABLE RATE
                                                               ----------   -------------
              Total commercial, financial, agricultural, and
              commercial tax-exempt loans due after one year      $28,081         $15,135

      c.    Risk Elements

            1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans.

                  December 31 (thousands)                             2002     2001     2000     1999    1998
                                                                     ------   ------   ------   ------   ----
                  a.   Loans accounted for on a nonaccrual basis     $1,217   $1,772   $2,487   $1,173   $ 64
                  b.   Accruing loans which are contractually
                       past due 90 days or more as to interest and
                       principal payments                                76      128      699      401    830

                  c.   Loans not included in (a) or (b) which
                       are "Troubled Debt Restructuring's" as
                       defined by SFAS No. 15
                                                                     ------   ------   ------   ------   ----
                                  Totals                             $1,293   $1,900   $3,186   $1,574   $894
                                                                     ======   ======   ======   ======   ====

                  The decrease in nonaccrual loans in 2002 is primarily due to a decrease in commercial loans of $868 thousand partially offset by an increase in mortgage loans of $340 thousand. The decrease in nonaccrual loans in 2001 is primarily due to a decrease in nonaccrual mortgage loans of $637 thousand. The increase in nonaccrual loans in 2000 is primarily due to the increase in nonaccrual mortgage loans of $842 thousand and increase in nonaccrual commercial loans of $321 thousand. The increase in nonaccrual loans in 1999 is primarily due to the addition of 4 mortgage loans totaling $375 thousand, 8 consumer loans totaling $252 thousand and 7 commercial loans totaling $546 thousand.

            (Thousands)
            Gross interest income that would have been recorded on
            nonaccrual loans out standing as of December 31, 2002 in the period if the loans had been current, in accordance with
            their original terms and had been outstanding throughout the
            period or since origination if held for part of the period.     $122

            Interest income actually recorded on nonaccrual loans
            outstanding as of December 31, 2002 and included in net
            income for the period.                                            23
                                                                            ----

            Interest income not recognized during the period on
            nonaccrual loans outstanding as of December 31, 2002.            $99
                                                                            ====

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

      2.    Potential Problem Loans

            Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $162,741 and $1,028,000 at December 31, 2002 and 2001, respectively. The allowance for impaired loans, included in the Bank's allowance for loan losses totaled $25,000 and $242,000 at those respective dates. The average balance of impaired loans during 2002 and 2001 was $585,490 and $1,168,000, respectively.

      3.    Foreign outstandings

            None

      4.    Loan Concentrations

            As of December 31, 2002, there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in
            Item III(a) above.

      5.    Other Interest-Bearing Assets

            There are no other interest-bearing assets as of December 31, 2002, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      A. The following is an analysis of the activity in the allowance for loan losses account:

             (Thousands)                                           2002        2001        2000        1999        1998
                                                                -------     -------     -------     -------     -------
             LOANS
             Loans outstanding at the end of the period (1)     529,538     466,801     393,578     394,357     290,346
             Average loans outstanding during the period (1)    478,311     426,821     400,524     306,142     268,209

            (1) Net of unearned income and deferred loan fees

                      ALLOWANCE FOR LOAN LOSSES                    2002        2001        2000        1999        1998
                                                                -------     -------     -------     -------     -------
             Balance at beginning of the period                 $ 5,410     $ 4,803     $ 3,273     $ 2,787     $ 2,702
                                                                -------     -------     -------     -------     -------
             Loans charged-off:
               Commercial and agricultural  loans                  (244)       (149)        (71)        (50)        (39)
               Real estate mortgage loans                          (112)       (515)         (3)        (42)         (2)
               Installment loans                                   (841)       (917)       (740)     (1,135)     (1,275)
                                                                -------     -------     -------     -------     -------
             Total loans charged-off                             (1,197)     (1,581)       (814)     (1,227)     (1,316)
                                                                -------     -------     -------     -------     -------
             Recoveries of loans previously charged-off:
               Commercial and agricultural loans                     90         115          66          82           3
               Real estate mortgage loans                            24         301          15                       3
               Installment loans                                    303         267         253         281         395
                                                                -------     -------     -------     -------     -------
             Total loan recoveries                                  417         683         334         363         401
                                                                -------     -------     -------     -------     -------
             Net loans (charged-off)/recovered                     (780)       (898)       (480)       (864)       (915)
             Provision charged to operating expense               1,625       1,505       2,010       1,100       1,000
             Provision charged to discontinued operations                                               250
                                                                -------     -------     -------     -------     -------
             Balance at the end of the period                   $ 6,255     $ 5,410     $ 4,803     $ 3,273     $ 2,787
                                                                =======     =======     =======     =======     =======
             Ratio of net (charge-offs)/recoveries to average
             loans outstanding for the period                     (0.16)%     (0.21)%     (0.12)%     (0.28)%     (0.34)%
                                                                =======     =======     =======     =======     =======

            The provision for loan losses was increased in 2002 due to the overall growth in total loans outstanding. The provision for loan losses decreased in 2001 due to favorable experience in the mortgage warehouse business. The provision for loan losses in 2000 increased as a result of entering the mortgage warehousing business that includes sub-prime mortgages. Management expects charge-offs in all other portfolios to remain at the current levels.

      B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31 (THOUSANDS)

                                    % of                 % of                 % of                 % of                 % of
                                    Loans                Loans                Loans                Loans                Loans
                                     to                   to                   to                   to                   to
                        Allowance   Total    Allowance   Total    Allowance   Total    Allowance   Total    Allowance   Total
                         Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                        ---------   -----    ---------   -----    ---------   -----    ---------   -----    ---------   -----
Commercial, financial   $   1,732      21%   $   1,678      22%   $   1,422      22%   $     819      23%   $     725      27%
  and agricultural
Real estate mortgage          712      14%         641      17%         159      32%         149      39%          61      52%
Mortgage warehousing        1,574      50%       1,357      44%       1,628      26%         812      22%
Installment                 2,007      15%       1,702      17%       1,270      20%       1,345      16%       1,800      21%
Unallocated                   230                   32                  324                  148                  201
                        ---------   -----    ---------   -----    ---------   -----    ---------   -----    ---------   -----
Total                   $   6,255     100%   $   5,410     100%   $   4,803     100%   $   3,273     100%   $   2,787     100%
                        =========   =====    =========   =====    =========   =====    =========   =====    =========   =====

            In 1998, $277 thousand of the increase in the allowance allocated to installment loans is related to loans originated at the Loan Store. The majority of the assets of The Loan Store were sold in August 1999. The remaining increase in the allocation associated with installment loans is related to the methodology adopted in 1996 in which the higher of the Bank or the industry average charge-off rate is utilized. The industry average historical rate was higher than the Bank's historical charge-off rate in 1998 resulting in an additional allocation to the installment loan portfolio of $160 thousand.

            In 1999, Horizon began a mortgage warehousing program. This program is described in Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. In 2002, Horizon continued to grow the mortgage warehousing portfolio, and the allowance for loan losses associated with this line of business was increased accordingly.

V.    DEPOSITS

      Information required by this section is found in Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Consolidated Financial Statements and related notes in
      Item 8 below, which are incorporated herein by reference.

VI.   RETURN ON EQUITY AND ASSETS

      Information required by this section is found in Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Consolidated Financial Statements and related notes in
      Item 8 below, which are incorporated herein by reference.

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

December 31 (thousands)                                            2002       2001
                                                                 -------    -------
Outstanding at year end                                          $22,259    $18,344
Approximate weighted average interest rate at year-end              0.88%      1.50%
Highest amount outstanding as of any month-end during the year   $22,379    $18,358
Approximate average outstanding during the year                  $18,095    $16,495
Approximate weighted average interest during the year               1.23%      3.61%

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

A cautionary note about forward-looking statements: In its oral and written statements, Horizon from time to time includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about Horizon's financial and business performance as well as economic and market conditions. They often can be identified by the use of words like "expect," "may," "could," "intend," "project," "estimate," "believe," or "anticipate."

Horizon may include forward-looking statements in filings with the Securities and Exchange Commission ("SEC"), such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Horizon undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. You are cautioned that actual results may differ materially from those contained in the forward-looking statement. The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7 of this Form 10-K lists some of the factors that could cause Horizon's actual results to vary materially from those expressed in or implied by any forward-looking statements. Your attention is directed to this discussion.

Other risks and uncertainties that could affect Horizon's future performance include the effects of competition; technological changes; regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with Horizon's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Horizon in its other SEC filings from time to time when considering any forward-looking statement.

ITEM 2. PROPERTIES

The main office of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located adjacent to the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations and information technology departments of the Bank. In addition to these principal facilities, the Bank has eight sales offices located at:

      515 Franklin Square, Michigan City, Indiana
      3631 South Franklin Street, Michigan City, Indiana
      117 E. First St., Wanatah, Indiana
      1410 Lincolnway, LaPorte, Indiana
      423 South Roosevelt Street, Chesterton, Indiana
      4208 N. Calumet, Valparaiso, Indiana
      2650 Willowcreek Road, Portage, Indiana
      2450 West Lincoln Highway, Merrillville, Indiana

Horizon owns all of the facilities, except for the Merrillville, Indiana office, which it leases from a third party.

ITEM 3. LEGAL PROCEEDINGS

      No material pending legal proceedings, other than ordinary routine litigation incidental to the business to which Horizon or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Horizon's stockholders during the fourth quarter of the 2002 fiscal year.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia    64   Chairman of Horizon and the Bank since 1998; Chief
                          Executive Officer of Horizon and the Bank until July
                          1, 2001.

Craig M. Dwight      46   Chairman and Chief Executive Officer of the Bank since
                          January 2003; President and Chief Executive Officer of
                          Horizon and the Bank since July 1, 2001; President and
                          Chief Administrative Officer of Horizon and as the
                          President of the Bank since 1998; and Vice President
                          and Senior Lender, the Bank since 1997.

Thomas H. Edwards    50   President and Chief Operating Officer of the Bank
                          since January 2003; Executive Vice President and
                          Senior Lender, Horizon and the Bank since 1999,
                          Executive of Loan Management Services, Crowe, Chizek
                          and Company, LLP since 1993.

Lawrence J. Mazur    54   Chairman of Horizon Trust & Investment Management,
                          N.A. since January 2003; President, Horizon Trust &
                          Investment Management, N.A. since December 1998;
                          President, Financial Planning and Management
                          Corporation since 1994.

James H. Foglesong   57   Chief financial Officer, Horizon and the Bank since
                          January 2001; Executive Vice President and Chief
                          Financial Officer, Security Financial Bancorp since
                          1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding Horizon's common stock is included under the caption "Horizon's Common Stock and Related Stockholders' Matters" in Item 8 below, which is incorporated by reference.

The Equity Compensation Plan Information included in Horizon's Definitive Proxy Statement for the Annual Meeting to be held on May 8, 2003, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required under this item is incorporated by reference to the information appearing under the caption "Summary of Selected Financial Data" in
Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                        HORIZON BANCORP AND SUBSIDIARIES

                    MANAGEMENT  S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                       (Table Dollar Amounts in Thousands)

ANALYSIS OF FINANCIAL CONDITION

INVESTMENT SECURITIES

Horizon maintains a high quality investment portfolio with low credit risk. Investment securities totaled $109.453 million at December 31, 2002 and consisted of U. S. Treasury and Government Agency securities of $6.072 million (5.6)%; Municipal securities of $37.115 million (33.9)%; Mortgage-Backed securities of $46.741 million (42.7)%; and collateralized mortgage obligations of $19.525 million (17.8)%.

As indicated above, 60.5% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2002, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 3.19 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life. Management currently believes that prepayment risk on these securities is nominal.

At December 31, 2002 and 2001, all investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses added or subtracted, net of tax, directly to stockholders' equity. This accounting method adds potential volatility to stockholders' equity, but net income is not affected unless securities are sold. Net appreciation on these securities totaled $4.109 million, which resulted in a $2.671 million addition, net of tax, to stockholders' equity at December 31, 2002. This compared to a $430 thousand, net of tax, addition in stockholders' equity at December 31, 2001.

As a member of the Federal Reserve and Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2002, Horizon has investments in the common stock of the Federal Reserve and Federal Home Loan Bank totaling $8.329 million compared to $6.738 million at December 31, 2001.

At December 31, 2002, Horizon does not maintain a trading account and is not using any derivative products for hedging or other purposes.

LOANS

Total loans, the principal earning asset of the Bank, were $535.793 million at December 31, 2002. The current level of loans is an increase of 14.8% from the December 31, 2001 level of $466.801 million.

As the table below indicates, the increase is related to the growth in mortgage warehouse and commercial loans, and partially offset by a planned reduction of mortgage loans during 2002.

                                                                 DOLLAR     PERCENT
DECEMBER 31                                2002        2001      CHANGE     CHANGE
                                        ---------   ---------    -------    -------
Real estate loans
   1 - 4 family                         $  72,609   $  77,641    $(5,032)     (6.48)%
   Multi-family                                24          41        (17)    (41.46)
   Other                                    1,277       2,889     (1,612)    (55.80)
                                        ---------   ---------    -------    -------
         Total                             73,910      80,571     (6,661)     (8.27)
                                        ---------   ---------    -------    -------
Commercial loans
   Working capital and equipment           64,940      60,260      4,680       7.77
   Real estate, including agriculture      36,274      27,812      8,462      30.43
   Tax exempt                               5,814       6,584       (770)    (11.70)
   Other                                    4,869       6,256     (1,387)    (22.17)
                                        ---------   ---------    -------    -------
         Total                            111,897     100,912     10,985      10.89
                                        ---------   ---------    -------    -------
Consumer loans
   Auto                                    30,414      20,664      9,750      47.18
   Recreation                               1,931       2,362       (431)    (18.25)
   Real estate/home improvement            24,549      33,937     (9,388)    (27.66)
   Home equity                             17,015      13,305      3,710      27.88
   Credit cards                             4,227      (4,227)              (100.00)
   Unsecured                                1,929       1,189        740      62.24
   Other                                    5,696       4,123      1,573      38.15
                                        ---------   ---------    -------    -------
         Total                             81,534      79,807      1,727       2.16
                                        ---------   ---------    -------    -------
Mortgage warehouse loans
   Prime                                  176,212     152,760     23,452      15.35
   Sub-Prime                               92,240      52,751     39,489      74.86
         Total                            268,452     205,511     62,941      30.63
                                        ---------   ---------    -------    -------
         Grand total                    $ 535,793   $ 466,801    $68,992      14.78%
                                        =========   =========    =======    =======

The acceptance and management of credit risk is an integral part of the Bank's business as a financial intermediary. The Bank has established rigorous underwriting standards including a policy that monitors the lending function through strict administrative and reporting requirements. The Bank uses an independent third-party loan review function that regularly reviews asset quality.

REAL ESTATE LOANS

Real estate loans totaled $73.910 million or 14% of total loans as of December 31, 2002, compared to $80.571 million or 17% of total loans as of December 31, 2001. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2002, $17.015 million in home equity lines of credit compared to $13.305 million at December 31, 2001. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 3 of the consolidated financial statements.

Residential real estate lending is a highly competitive business. As of December 31, 2002, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

                                   2002                             2001
                      -----------------------------    -----------------------------
                                PERCENT OF                       PERCENT OF
                      AMOUNT    PORTFOLIO     YIELD    AMOUNT    PORTFOLIO     YIELD
                      -------   ----------    -----    -------   ----------    -----
Fixed rate
   Monthly payment    $18,030        24.39%    7.24%   $37,425        46.45%    7.10%
   Biweekly payment     6,739         9.12     7.31     10,772        13.37     7.53

Adjustable rate
   Monthly payment     48,941        66.22     6.23     32,095        39.83     6.99
   Biweekly payment       200          .27     5.52        279          .35     7.23
                      -------   ----------             -------   ----------
         Total        $73,910       100.00%    6.57%   $80,571       100.00%    7.11%
                      -------   ----------             -------   ----------

During 2002, and 2001 approximately $177 million and $172 million respectively of residential mortgages were originated for sale into the secondary market. These loan sales , which are high when compared to years prior to 2001, also caused a decrease in the Bank's portfolio of residential mortgage loans as a portion of portfolio loans were refinanced and sold into the secondary market.

In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $102,409,000 and 1,582 and $106,140,000 and 1,509 at December 31, 2002 and 2001.

The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2002 totaled approximately $532,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

                                                            2002           2001
                                                           -----          -----
Mortgage Servicing Rights
   Balances, January 1                                     $ 892          $ 316
   Servicing rights capitalized                              340            688
   Amortization of servicing rights                         (293)          (112)
                                                           -----          -----
                                                             939            892
   Impairment allowance                                     (407)             0
                                                           -----          -----
   Balances, December 31                                   $ 532          $ 892
                                                           =====          =====

COMMERCIAL LOANS

Commercial loans totaled $111.9 million or 21% of total loans as of December 31, 2002, compared to $100.912 million or 22% as of December 31, 2001.

Commercial loans consisted of the following types of loans at December 31:

                                        2002                              2001
                             ------------------------------    ------------------------------
                                                 PERCENT OF                        PERCENT OF
                             NUMBER    AMOUNT    PORTFOLIO     NUMBER    AMOUNT    PORTFOLIO
                             ------   --------   ----------    ------   --------   ----------
SBA guaranteed loans             26   $  5,074         4.53%       23   $  4,186         4.15%
Municipal government             30      5,814         5.20        36      6,584         6.52
Lines of credit                 173     18,586        16.61       175     18,216        18.05
Real estate and equipment
   term loans                   262     82,423        73.66       277     71,926        71.28
                             ------   --------   ----------    ------   --------   ----------
         Total                  491   $111,897       100.00%      511   $100,912       100.00%
                             ======   ========   ==========    ======   ========   ==========

CONSUMER LOANS

Consumer loans totaled $81.534 million or 15% of total loans as of December 31, 2002, compared to $79.807 million or 17% as of December 31, 2001. During 2002, Horizon sold its portfolio of credit card loans, which totaled $3.767 million. The total consumer loan portfolio increased 2.1% in 2002.

MORTGAGE WAREHOUSE LOANS

In November 1999, Horizon began a mortgage-warehousing program. Horizon enters into agreements with mortgage companies and purchases, at its discretion, mortgage loans from mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. Interest income is recorded based upon a rate of interest tied to the prime rate during the funding period, not the rates on the individual note. Such loans are made to individuals and reviewed, prior to purchase, for evidence that the loans are of secondary market quality and meet Horizon's internal underwriting guidelines. An assignment of the mortgage to Horizon is required. In addition, Horizon takes possession of the original note and forwards such note to the end investor. In the event that the end investor would not honor this commitment and the mortgage companies would not be able to honor their repurchase obligations, Horizon would then need to sell these loans in the secondary market at the fair value of these loans. Loans are typically resold within 30 days and are seldom held more than 90 days.

ALLOWANCE AND PROVISION FOR LOAN LOSSES/CRITICAL ACCOUNTING POLICY

An allowance for loan losses is maintained to absorb loan losses inherent in the loan portfolio. The determination of the allowance for loan losses is a critical accounting policy that involves management's ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The identification of loans that may have potential losses is subjective, therefore, a general reserve is maintained to cover all potential losses within the entire loan portfolio. Horizon utilizes a loan grading system that helps identify, monitor, and address asset quality problems, in an adequate and timely manner. Each quarter, various factors affecting the quality of the loan portfolio are reviewed. Large credits are reviewed on an individual basis for loss potential. Other loans are reviewed as a group based upon previous trends of loss experience. Horizon also reviews the current and anticipated economic conditions of its lending market to determine the effect they may have on the loss experience of the loan portfolio. The methodology described above is consistent with the Office of the Comptroller of the Currency's guidance in determining the adequacy of the allowance for loan losses.

At December 31, 2002, the allowance for loan losses was $6.255 million or 1.17% of total loans outstanding, compared to $5.410 million and 1.16% at December 31, 2001. During 2002, the provision for loan losses totaled $1.625 million compared to $1.505 million in 2001. The allowance as a percent of total loans remained fairly constant and somewhat below peers. Management is comfortable with this as a majority of the portfolio is secured by residential mortgage loans that historically have a lower risk than commercial and consumer loans. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management's ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2002

NONPERFORMING LOANS

Nonperforming loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning nonperforming loans to an earning asset basis. Nonperforming loans for the previous three years ending December 31 are as follows:

                                                   2002        2001        2000
                                                  ------      ------      ------
Nonperforming loans                               $1,293      $1,900      $3,186

Nonperforming loans total 21% of the allowance for loan losses at December 31, 2002 compared to 35% and 66% of the allowance for loan losses on December 31, 2001 and 2000, respectively.

A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral.

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1 - 4 family residences, residential construction loans, automobile, home equity, second mortgage loans, and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Other real estate owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

                                                        2002      2001      2000
                                                        ----      ----      ----
Other real estate owned                                 $  0      $538      $136

DEPOSITS

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank when it can do so at interest rates and terms that are superior to those required for deposited funds. Total deposits were $489.259 million at December 31, 2002 compared to $419.599 million at December 31, 2001 or an increase of 16.6%. Below is a table of average deposits and rates by category for the pervious three years ended December 31.

                                                                          AVERAGE RATE
                                      AVERAGE BALANCE OUTSTANDING       PAID FOR THE YEAR
                                      FOR THE YEAR ENDED DECEMBER 31    ENDED DECEMBER 31
                                      ------------------------------   --------------------
                                        2002       2001       2000     2002    2001    2000
                                      --------   --------   --------   ----    ----    ----
Noninterest-bearing demand deposits   $ 47,603   $ 41,915   $ 40,254
Interest-bearing demand deposits        87,544     94,186     67,853    .81%   1.55%   3.29%
Savings deposits                        33,051     32,591     35,509    .69    1.43    1.74
Money market                            61,294      5,318      3,027   2.36    2.65    2.45
Time deposits                          207,169    227,270    247,254   4.10    5.54    5.91
                                      --------   --------   --------
         Total deposits               $436,661   $401,280   $393,897
                                      ========   ========   ========

Over the last three years Horizon revised and enhanced its interest-bearing consumer and commercial demand deposit products and the money market account. These product changes caused the increases in the average balances as displayed in the table above.

Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2002:

Due in three months or less                                              $35,482
Due after three months through six months                                  4,693
Due after six months through one year                                      5,593
Due after one year                                                        28,967
                                                                         -------
                                                                         $74,735

Interest expense on time certificates of $100,000 or more was approximately $1.231 million, $4.067 million, and $6.557 million for 2002, 2001, and 2000, respectively.

SHAREHOLDER VALUE PLAN

During 2001, Horizon initiated a Shareholder Value Plan. The Plan is a comprehensive strategic plan to broaden and improve the market for Horizon's common stock with local community investors who have a long-term, personal interest in helping Horizon remain an independent community bank. It includes improved communications with shareholders and customers as well as efforts to improve the marketability of its common stock. During the fourth quarter of 2001, two important components of the Shareholder Value Plan were completed. These included a three for one stock split and the listing of Horizon's stock on the NASDAQ SmallCap Market. Before this, Horizon's stock was traded on the Bulletin Board. A dividend reinvestment plan was implemented in early 2002 and the quarterly per share dividend was increased to $.16 in the fourth quarter of 2002.

RETIREMENT PLANS

On July 20, 1999, the Board of Directors of Horizon Bancorp authorized the termination of the Horizon Bancorp Employee Stock Ownership Plan (ESOP). This decision was based upon a thorough financial analysis of the impact this plan has had on the earnings and capital of Horizon since its inception and the expected future impact retaining this plan would likely have on Horizon. On December 31, 1999, the debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares to Horizon Bancorp. The remaining shares for all active participants were allocated to participants. The termination of the ESOP resulted in an expense of $2.073 million for 1999. The remaining shares in the ESOP plan were transferred to the Stock Bonus Plan.

Prior to Horizon's stock being listed on NASDAQ SmallCap, the market value of the shares held in Horizon's Stock Bonus Plan was classified outside of shareholders' equity. Since the shares in the Stock Bonus Plan are now readily tradeable, Horizon reclassified the Stock Bonus Plan equity to shareholders' equity at December 31, 2001.

The retirement plans of Horizon own approximately 19% of the outstanding shares at December 31, 2002.

CAPITAL RESOURCES

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at December 31, 2002. Stockholders' equity totaled $41.410 million as of December 31, 2002 compared to $34.943 million as of December 31, 2001. At year-end 2002, the ratio of stockholders' equity to assets was 5.75% compared to 5.94% for 2001. Horizon's capital increased during the year 2002 as a result of increased earnings, net of dividends declared, and the increase in unrealized gain on securities available for sale, net of treasury stock purchases. The growth in assets offset the growth in equity, causing a slight decline in the equity to asset ratio from 2001 to 2002.

Horizon declared dividends in the amount of $.61 per share in 2002, and $.60 per share in 2001 and 2000, adjusted for the three for one stock split declared in 2001. The dividend payout ratio (dividends as a percent of net income) was 22% during 2002, 29% during 2001, and 32% in 2000. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

In March of 2002, Horizon formed Horizon Statutory Trust 1 (Trust). The Trust is a statutory business trust and is wholly owned by Horizon. The Trust issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued subordinated debentures aggregating $12 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032 and are non-callable for five years and, after that period, the securities may be called at any quarterly interest payment date at par. The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Distributions on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $362 thousand were capitalized and are being amortized to the first call date of the securities.

The Bank purchases home mortgages from mortgage companies under warehouse agreements whereby the mortgage company has the right to repurchase the loan. Because these transactions are sales of the loans to the Bank and the Bank is the owner of the purchased loans, the Bank has historically treated these loans as home mortgage loans for call report and regulatory capital purposes. During the course of the routine, periodic examination by bank regulatory authorities commenced in February 2003, the examination personnel raised the issue of whether the Bank's mortgage warehouse loans should be treated as other loans rather than as home mortgage loans for call report purposes. If these mortgage loans were treated as other loans, it would change the calculations for risk-based capital and reduce the Bank's risk-based capital ratios. The following table shows, for year-ends in 2001 and 2002, the amount of the Bank's risk-based and Tier 1 capital ratios as reported and as they would be under this alternative treatment:

HORIZON BANK
AND                                                             MINIMUM REQUIRED
HORIZON BANCORP                                  ALTERNATIVE       TO BE WELL
AS OF                                REPORTED     TREATMENT       CAPITALIZED
----------------------------------   --------    -----------    ----------------
December 31, 2002
Total capital (to risk-weighted
assets)
   Consolidated                         13.37%         10.30%              N/A
   Bank                                 13.55%         10.41%             10.00%

Tier 1 Capital (to risk-weighted
assets)
   Consolidated                         12.12%          9.17%              N/A
   Bank                                 12.29%          9.27%              6.00%

Tier 1 Capital (to average assets)
   Consolidated                          7.13%          7.13%              N/A
   Bank                                  7.20%          7.20%              5.00%

December 31, 2001
Total capital (to risk-weighted
assets)
   Consolidated                         10.41%          8.31%              N/A
   Bank                                 10.78%          8.57%             10.00%

Tier 1 Capital (to risk-weighted
assets)
   Consolidated                          9.17%          7.15%              N/A
   Bank                                  9.52%          7.41%              6.00%

Tier 1 Capital (to average assets)
   Consolidated                          5.86%          5.86%              N/A
   Bank                                  6.07%          6.07%              5.00%

If the Bank is required to reclassify such loans, the Bank still meets the regulatory "well capitalized" standards for all of 2002. Management believes these loans are properly characterized for risk-based capital purposes. However there is no assurance that the regulators will concur with that determination. If required to treat mortgage warehouse loans as commercial loans, the Bank will consider increasing the amount of its capital through the issuance of subordinated debt, trust preferred securities or equity securities; slow its growth; or consider other alternatives.

As of December 31, 2002, management is not aware of any other recommendations by banking regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material effect on Horizon's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

NET INCOME

Consolidated net income was $5.499 million or $2.75 per diluted share in 2002, $4.125 million or $2.08 per share in 2001 and $3.783 thousand or $1.85 per share in 2000. All per share information has been adjusted to reflect the three for one stock split declared October 16, 2001.

NET INTEREST INCOME

The primary source of earnings for Horizon is net interest income. Net interest income is the difference between what Horizon has earned on assets it has invested and the interest paid on deposits and other funding sources. The net interest margin is net interest income expressed as a percentage of average earnings assets. Horizon's earning assets consist of loans, investment securities, and interest-bearing balances in banks.

                                                2002                             2001                             2000
                                    -----------------------------    -----------------------------    -----------------------------
                                    AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                    BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                    --------    --------   ------    --------    --------   ------    --------    --------   ------
ASSETS
   Interest-bearing assets
      Loans - total (1) (3)         $478,311    $ 35,168     7.35%   $426,821    $ 36,304     8.51%   $400,524    $ 36,883     9.21%
      Taxable investment
        securities, including FRB
        and FHLB stock                82,154       4,629     5.63      65,598       4,085     6.23      73,203       4,871     6.65
      Nontaxable investment
        securities (2)                27,327       1,236     4.52       2,635         114     4.33         280          13     4.64
      Interest-bearing balances
        and money market
        investments (4)                  881          47     5.33         733          34     4.64         636          33     5.19
      Federal funds sold               9,644         185     1.92       6,626         240     3.62       2,413         153     6.34
                                    --------    --------             --------    --------             --------    --------
      Total interest-earning
             assets                  598,317      41,265     6.90     502,413      40,777     8.12     477,056      41,953     8.79
                                                --------                         --------                         --------
   Noninterest-earning assets
      Cash and due from banks         20,731                           19,051                           15,739
      Allowance for loan losses       (5,708)                          (5,139)                          (4,048)
      Other assets                    24,900                           25,184                           26,032
                                    --------                         --------                         --------
           Total assets             $638,240                         $541,509                         $514,779
                                    ========                         ========                         ========
LIABILITIES AND STOCKHOLDERS'
   EQUITY
   Interest-bearing liabilities
      Savings deposits              $ 33,051         230      .69%   $ 32,591         439     1.35    $ 35,509         779     2.19
      Money market                    61,294       1,444     2.36       5,318         141     2.65       3,027          74     2.45
      Interest-bearing demand
        deposits                      87,544         709      .81      94,186       2,201     2.34      67,853       2,231     3.29
      Time deposits                  207,169       8,483     4.10     227,270      12,598     5.54     247,254      14,605     5.91
      Short-term borrowings           22,915         353     1.54      23,061         925     4.01      10,996         612     5.57
      Long-term debt                 134,809       6,893     5.11      78,608       4,666     5.94      75,168       4,998     6.65
                                    --------    --------             --------    --------             --------    --------
           Total interest-bearing
             liabilities             546,782      18,112     3.31     461,034      20,970     4.55     439,807      23,299     5.30
                                                --------                         --------                         --------
   Noninterest-bearing liabilities
      Demand deposits                 47,603                           41,915                           40,254
      Other liabilities                5,169                            4,487                            4,236
      Stockholders' equity            38,686                           34,073                           30,482
                                    --------                         --------                         --------
           Total liabilities and
             stockholders' equity   $638,240                         $541,509                         $514,779
                                    ========                         ========                         ========
Net interest income                             $ 23,153                         $ 19,807                         $ 18,654
                                                ========                         ========                         ========
Net interest income as a percent
   of interest earning assets                                3.87%                            3.94%                            3.91%
                                                             ====                             ====                             ====

(1) Nonaccruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(2)   Yields are not presented on a tax-equivalent basis.

(3) Loan fees and late fees included in interest on loans aggregated $2,654,000, $2,820,000, and $1,852,000 in 2002, 2001, and 2000,
      respectively.

(4) Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon's subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2002.

                                                          2002 - 2001                              2001 - 2000
                                                      INCREASE/(DECREASE)                      INCREASE/(DECREASE)
                                             --------------------------------------    --------------------------------------
                                               TOTAL       CHANGE DUE    CHANGE DUE      TOTAL       CHANGE DUE    CHANGE DUE
                                               CHANGE      TO VOLUME      TO RATE        CHANGE      TO VOLUME      TO RATE
                                             ----------    ----------    ----------    ----------    ----------    ----------
               INTEREST INCOME
Loans - total                                $   (1,136)   $    4,100    $   (5,236)   $     (579)   $    2,336    $   (2,915)
Taxable investment securities                       544           960          (416)         (786)         (486)         (300)
Nontaxable investment securities                  1,122         1,117             5           101           102            (1)
Interest-bearing balances and money market
   investments                                       13            13                           1                           1
Federal funds sold                                  (55)           84          (139)           87           175           (88)
                                             ----------    ----------    ----------    ----------    ----------    ----------
         Total interest income                      488         6,274        (5,786)       (1,176)        2,127        (3,303)
                                             ----------    ----------    ----------    ----------    ----------    ----------
              INTEREST EXPENSE
Savings deposits                                   (209)            6          (215)         (340)          (60)         (280)
Money market                                      1,303         1,320           (17)           67            60             7
Interest-bearing demand deposits                 (1,492)         (145)       (1,347)          (30)          722          (752)
Time deposits                                    (4,115)       (1,041)       (3,074)       (2,007)       (1,139)         (868)
Short-term borrowings                              (572)         (101)         (471)          313           598          (285)
Long-term debt                                    2,227         2,949          (722)         (332)          221          (553)
                                             ----------    ----------    ----------    ----------    ----------    ----------
         Total interest expense                  (2,858)        2,988        (5,846)       (2,329)          402        (2,731)
                                             ----------    ----------    ----------    ----------    ----------    ----------
NET INTEREST EARNINGS                        $    3,346    $    3,286    $       60    $    1,153    $    1,725    $     (572)
                                             ==========    ==========    ==========    ==========    ==========    ==========

Horizon's average earning assets were $598.317 million in 2002 compared to $502.413 million in 2001 and $477.056 million in 2000. The net interest margin for 2002 was 3.87% compared to 3.94% and 3.91% in 2001 and 2000, respectively. The year 2002 saw a stable rate environment after unprecedented declines in interest rates in 2001. Horizon continued to lower its deposit rates and funded the growth in rate sensitive assets with short-term borrowings to maintain its net interest margin. The increase in net interest income during 2002 is primarily the result of increased loan volume, particularly in the mortgage warehouse division where growth came as a result of the low mortgage rate environment. The low interest rates spurred a significant amount of mortgage refinancing. The increase in net interest income from 2000 to 2001 is primarily a result of increased volume in the loan portfolios.

NONINTEREST INCOME

The major components of noninterest income consist of service charges on deposit accounts, gain on sale of loans and fiduciary fees. Service charges on deposit accounts are based upon: a) recovery of direct operating expenses associated with providing the service, b) allowing for a profit margin that provides an adequate return on assets and stockholders' equity, and c) competitive factors within the Bank's markets. Service charges on deposits were $2.948 million, $2.362 million and $2.028 million, for 2002, 2001 and 2000, respectively. The increase in service charges in 2002 is the result of a new overdraft protection product, offered to certain qualified deposit customers.

Gain on sale of loans was $3.152 million for 2002 compared to $2.366 million in 2001 and $268 thousand for 2000. The 2002 amount includes approximately $357 thousand gain on the sale of portfolio loans while the 2001 amount includes approximately $184 thousand gain on the sale of portfolio loans. The 2002 amount also includes approximately $381 thousand of gain on the sale of credit card loans. Portfolio loans were sold to reduce the interest rate risk related to long term fixed rate assets and to provide funding for the growth in other loan areas. The credit card loans were sold to reduce the credit risk, eliminate the inefficiencies related to managing a small portfolio and to provide funding for other loan categories.

Fiduciary fees were $2.348 million in 2002 compared to $2.640 million in 2001 and $2.728 million in 2000. Fees declined primarily due to the decline in market value of assets under administration.

NONINTEREST EXPENSE

Noninterest expense totaled $23.403 million in 2002 compared to $21.106 million in 2001 and $17.905 million in 2000.

Salaries and benefits increased 8.1% during 2002 compared to an increase of 29.5% during 2001. The increase for 2002 was caused primarily by increases in incentive compensation and commissions paid to mortgage originators. The increase for 2001 related primarily to two factors: 1) Commission expense paid to mortgage loan originators increased by $840 thousand due to the increase in volume of mortgage loans originated; 2) Expense related to vested stock appreciation rights outstanding increased $1.219 million due to the 144% increase in Horizon's stock price.

In August, 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $22 per share and cease any future vesting of the SARS. Under the Plans, participants are given the choice of exercising either stock options or SARS. The exercise of one SAR cancels a corresponding stock option, and vice versa. The agreement has no effect on the participant's stock options. As a result of these agreements, Horizon will not be required to recognize compensation expense related to the SARS for any future increase in its stock price above $22 per share as there is a presumption that participants will exercise stock options when the per share price exceeds $22. Compensation expense related to the SARS for 2002 and 2001 was $623 thousand and $1.013 million respectively.

Total other expenses, excluding salaries and benefits, increased 14.5% in 2002 and 5.86% in 2001. The primary factors causing the increase in 2002 were: 1) approximately $200 thousand for processing services related to the new overdraft protection product; 2) $714 thousand write off of goodwill related to Horizon's insurance agency. Horizon adopted SFAS 142 on January 1, 2002. An initial test for goodwill impairment was performed which compared the fair value of the Insurance Agency to its carrying value. Market values for comparable agencies, as well as other factors, were used as a basis for determining the fair value of the Insurance Agency. As a result of this testing, Horizon recorded an impairment loss on goodwill of $160 thousand ($97 thousand after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002. During the third quarter of 2002, it was determined that further impairment of the goodwill related to the Insurance Agency existed. This was based on offers received while attempting to market the commercial and group health and life, lines of business of the Insurance Agency. Therefore, a second impairment test was conducted and a further write down of goodwill related to the Insurance Agency was taken as a charge to other expense of $714 thousand. This reduced to zero the carrying value of goodwill related to the Insurance Agency. The remaining goodwill relates to Horizon Trust and Investment Management.

The primary factors causing the increase in 2001 were; 1) $205 thousand increase in legal expense related to the Shareholder Value Plan and issues involving employee benefit plans; 2) $281 thousand increase in loan expense related to the increased loan volume.

INCOME TAXES

Income tax expense, before cumulative effect of change in accounting for goodwill, totaled $2.778 million in 2002, $2.592 million in 2001 and $1.812 million in 2000. The effective tax rate was 33.17%, 38.59%, and 32.39% for 2002, 2001, and 2000, respectively. The effective tax rate declined in 2002 due to increased tax exempt investment income.

LIQUIDITY AND RATE SENSITIVITY MANAGEMENT

Management and the Board of Directors meet regularly to review both the liquidity and rate sensitivity position of Horizon. Effective asset and liability management ensures Horizon's ability to monitor the cash flow requirements of depositors along with the demands of borrowers and to measure and manage interest rate risk. Horizon utilizes an interest rate risk assessment model designed to highlight sources of existing interest rate risk and consider the effect of these risks on strategic planning. Management maintains an essentially balanced ratio of interest sensitive assets to liabilities in order to protect against the effects of wide interest rate fluctuations.

LIQUIDITY

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At December 31, 2002, Horizon has available approximately $79 million in available credit from various money center banks, including the FHLB. During 2002, cash flows were generated primarily from an increase in deposits of $69.7 million, increase in borrowings from the FHLB of $41.8 million and issuance of trust preferred securities of $12.0 million. Cash flows were used for a $69.0 million increase in loans and a $42.1 million increase in investment securities. The net cash and cash equivalent position increased by $17.1 million during 2002.

INTEREST SENSITIVITY

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon's balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or maturing in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. At December 31, 2002, the amount of assets that reprice within one year were approximately 157% of the amount of liabilities that reprice within the same time period. This compares to 150% at December 31, 2001.

                                                                                  RATE SENSITIVITY
                                                     -----------------------------------------------------------------------
                                                      3 MONTHS OR     > 3 MONTHS      > 6 MONTHS    GREATER THAN
                                                         LESS       AND < 6 MONTHS   AND < 1 YEAR      1 YEAR        TOTAL
                                                      -----------   --------------   ------------   ------------    --------
Loans                                                 $   353,455   $       29,771   $     47,828   $    117,359    $548,413
Federal funds sold                                         12,000                                                     12,000
Money market investments                                      121                                                        121
Interest-bearing balances with Banks                          200                                                        200
Investment securities and FRB and FHLB stock               18,668            3,213          6,666         85,126     113,673
Other assets                                                                                              45,723      45,723
                                                      -----------   --------------   ------------   ------------    --------
         Total assets                                 $   384,444   $       32,984   $     54,494   $    248,208    $720,130
                                                      ===========   ==============   ============   ============    ========
Noninterest-bearing deposits                          $     4,231   $        4,231   $      8,463   $     34,209    $ 51,134
Interest-bearing deposits                                  85,568           54,193         59,749        238,615     438,125
Borrowed funds                                             51,990           21,426         10,154         99,951     183,521
Other liabilities                                                                                          5,940       5,940
Stockholders' equity                                                                                      41,410      41,410
                                                      -----------   --------------   ------------   ------------    --------
         Total liabilities and stockholders' equity   $   141,789   $       79,850   $     78,366   $    420,125    $720,130
                                                      ===========   ==============   ============   ============    ========
GAP                                                   $   242,655   $      (46,866)  $    (23,872)  $   (171,917)
Cumulative GAP                                        $   242,655   $      195,789   $    171,917

Included in the GAP analysis are certain interest-bearing demand accounts and savings accounts. These interest-bearing accounts are subject to immediate withdrawal. However, Horizon considers approximately 50% of these deposits to be insensitive to gradual changes in interest rates and generally to behave like deposits with longer maturities based upon historical experience.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Horizon's primary market risk exposure is interest rate risk. Interest rate risk
(IRR) is the risk that Horizon's earnings and capital will be adversely affected by changes in interest rates. The primary approach to IRR management is one that focuses on adjustments to the asset/liability mix in order to limit the magnitude of IRR.

Horizon's exposure to interest rate risk is due to repricing or mismatch risk, embedded options risk, and yield curve risk. Repricing risk is the risk of adverse consequence from a change in interest rates that arise because of differences in the timing of when those interest rate changes affect Horizon's assets and liabilities. Basis risk is the risk that the spread, or rate difference, between instruments of similar maturities will change. Options risk arises whenever products give the customer the right, but not the obligation, to alter the quantity or timing of cash flows. Yield curve risk is the risk that changes in prevailing interest rates will affect instruments of different maturities by different amounts. Horizon's objective is to remain reasonably neutral with respect to IRR. Horizon utilizes a variety of strategies to maintain this position including the sale of mortgage loans on the secondary market and varying maturities of FHLB advances, certificates of deposit funding, and investment securities.

The table, which follows, provides information about Horizon's financial instruments that are sensitive to changes in interest rates as of December 31, 2002. The table incorporates Horizon's internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon's experience and management's judgment concerning the most likely withdrawal behaviors.

Horizon had no derivative financial instruments or trading portfolio as of December 31, 2002.

QUANTITATIVE DISCLOSURE OF MARKET RISK

                                                                                                2008 AND                FAIR VALUE
                                      2003        2004        2005        2006        2007       BEYOND      TOTAL       12/31/02
                                    --------    --------    --------    --------    --------    --------    --------    ----------
RATE-SENSITIVE ASSETS

   Fixed interest rate loans        $ 55,005    $ 28,008    $ 22,071    $ 15,790    $  8,913    $ 27,877    $157,664    $  163,854
   Average interest rate                7.42%       7.81%       7.72%       7.59%       7.42%       7.29%       7.48%

   Variable interest rate loans      376,047       3,324       1,644         950       2,262       6,522     390,749       398,456
   Average interest rate                5.74%       6.72%       6.78%      6.849%       6.36%       6.95%       5.78%

   Total loans                       431,052      31,332      23,715      16,740      11,175      34,399     548,413       562,310
   Average interest rate                5.95%       7.69%       7.65%       7.55%       7.21%       7.22%       6.27%

   Securities, including FRB and
   FHLB stock                         28,547       9,918       8,718       6,705       8,180      55,714     117,782       117,782
   Average interest rate                5.21%       5.78%       5.92%       5.59%       5.74%       5.40%       5.46%

   Other interest-bearing assets      12,321                                                                  12,321        12,316
   Average interest rate                1.27%                                                                   1.27%

         Total earnings assets       471,920      41,250      32,433      23,445      19,355      90,113     678,516       692,408
         Average interest rate          5.78%       7.23%       7.18%       6.99%       6.59%       6.12%       6.04%

RATE-SENSITIVE LIABILITIES

   Noninterest-bearing deposits     $ 16,925    $ 10,386    $  7,233    $  5,037    $  3,508    $  8,045    $ 51,134    $   51,134

   NOW accounts                       44,261      13,924      10,054       7,259       5,242      13,616      94,356        89,107
   Average interest rate                 .62%        .25%        .25%        .25%        .25%        .25%        .43%

   Savings and money market
     accounts                         58,733      25,860      17,493       3,270       2,306       5,418     113,080       109,963
   Average interest rate                1.48%       1.37%       1.36%        .35%        .35%        .35%       1.32%

   Certificates of deposit            96,517      56,593      23,146         866      53,567                 230,689       257,330
   Average interest rate                2.87%       4.35%       3.75%       4.26%       4.80%                   3.77%

   Total deposits                    216,436     106,763      57,926      16,432      64,623      27,079     489,259       507,534
   Average interest rate                1.81%       2.67%       1.95%        .40%       4.01%        .20%       2.17%

   Fixed interest rate borrowings     47,160      47,968      18,234      17,711      15,193         846     147,112       151,960
   Average interest rate                3.74%       5.27%       4.73%       5.04%       4.29%       4.95%       4.58%

   Variable interest rate

     borrowings                       36,409                                                                  36,409        36,441
   Average interest rate                2.40%                                                                   2.40%

         Total funds                 300,005     154,731      76,160      34,143      79,816      27,925     672,780       695,935
         Average interest rate          2.91%       3.48%       2.62%       2.81%       4.34%        .69%       2.71%

NEW ACCOUNTING PRONOUNCEMENTS

In October 2002, FASB issued SFAS No. 147 ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, which amends SFAS No. No. 72, ACCOUNTING FOR CERTAIN ACQUISITIONS OF BANKING OR THRIFT INSTITUTIONS, and FASB Interpretation No. 9, APPLYING APB OPINIONS NO. 16 AND 17 WHEN A SAVINGS AND LOAN ASSOCIATION OR A SIMILAR INSTITUTION IS ACQUIRED IN A BUSINESS COMBINATION ACCOUNTED FOR BY THE PURCHASE METHOD. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS
No. 72 and Interpretation No. 9 and requires that those transactions be accounted in accordance with SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. In addition, SFAS No. 147 amends SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

The effective date of SFAS No. 147 was October 1, 2002, with earlier application relating to previously recognized unidentifiable intangible assets permitted. The statement's adoption did not have an impact of the Company's financial position or results of operations.

The Financial Accounting Standards Board (FASB) has issued Statement of Accounting Standards (SFAS) No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-- TRANSITION AND DISCLOSURE, which amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 requires that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No 148 requires that this information be included in interim as well as annual financial statements.

The annual disclosure provisions of SFAS No. 148 are now effective for Horizon and are included in the financial statements. Horizon will continue to apply APB No. 25 in accounting for its option plans. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning in 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in Management's Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      HORIZON BANCORP

                                             CONSOLIDATED FINANCIAL STATEMENTS

                                                     TABLE OF CONTENTS

                                                                         PAGE(S)
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                             30

   Statements of Income                                                       31

   Statements of Stockholders' Equity                                         32

   Statements of Cash Flows                                                33-34

   Notes to Financial Statements                                           35-56

INDEPENDENT ACCOUNTANTS' REPORT                                               57

OTHER INFORMATION

   Management's Report on Financial Statements                                58

   Summary of Selected Financial Data                                      59-60

   Horizon's Common Stock and Related Stockholders' Matters                   61

                                 HORIZON BANCORP

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)

DECEMBER 31                                                                          2002        2001
                                                                                 --------    --------
ASSETS
   Cash and due from banks                                                       $ 23,568    $ 18,608
   Interest-bearing demand deposits                                                   124          20
   Federal funds sold                                                              12,000
                                                                                 --------    --------
     Cash and cash equivalents                                                     35,692      18,628
   Interest-bearing deposits                                                          321         247
   Investment securities available for sale                                       109,453      67,338
   Loans held for sale                                                             12,620       6,816
   Loans, net of allowance for loan losses of $6,255 and $5,410                   529,538     461,391
   Premises and equipment                                                          15,794      16,197
   Federal Reserve and Federal Home Loan Bank stock                                 8,329       6,738
   Interest receivable                                                              3,510       3,209
   Other assets                                                                     4,873       7,381
                                                                                 --------    --------
         Total assets                                                            $720,130    $587,945
                                                                                 ========    ========
LIABILITIES
   Deposits
     Noninterest bearing                                                         $ 51,134    $ 43,353
     Interest bearing                                                             438,125     376,246
                                                                                 --------    --------
         Total deposits                                                           489,259     419,599
   Short-term borrowings                                                           24,409      22,344
   Federal Home Loan Bank advances                                                147,112     105,293
   Guaranteed preferred beneficial interests in Horizon Bancorp's subordinated
     debentures                                                                    12,000
   Interest payable                                                                   857         765
   Other liabilities                                                                5,083       5,001
                                                                                 --------    --------
         Total liabilities                                                        678,720     553,002
                                                                                 --------    --------
STOCKHOLDERS' EQUITY
   Common stock, $.33 1/3 stated value
     Authorized,15,000,000 shares
     Issued, 3,115,284 shares                                                       1,038       1,038
   Additional paid-in capital                                                      20,808      20,808
   Retained earnings                                                               32,418      28,130
   Accumulated other comprehensive income                                           2,671         430
   Treasury stock, at cost, 1,132,587 and 1,129,587 shares                        (15,525)    (15,463)
                                                                                 --------    --------
         Total stockholders' equity                                                41,410      34,943
                                                                                 --------    --------
         Total liabilities and stockholders' equity                              $720,130    $587,945
                                                                                 ========    ========

See notes to consolidated financial statements.

                                 HORIZON BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

YEAR ENDED DECEMBER 31                                                     2002      2001     2000
                                                                         ------    ------   ------
INTEREST INCOME
   Loans receivable                                                      $35,168   $36,304  $36,883
   Investment securities
     Taxable                                                              4,861     4,359    5,057
     Tax exempt                                                           1,236       114       13
                                                                         ------    ------   ------
         Total interest income                                           41,265    40,777   41,953
                                                                         ------    ------   ------
INTEREST EXPENSE
   Deposits                                                              11,089    15,975   17,689
   Federal funds purchased and short-term borrowings                        650       329      612
   Federal Home Loan Bank advances                                        5,855     4,666    4,998
   Subordinated debentures                                                  518
                                                                         ------    ------   ------
         Total interest expense                                          18,112    20,970   23,299
                                                                         ------    ------   ------
NET INTEREST INCOME                                                      23,153    19,807   18,654
   Provision for loan losses                                              1,625     1,505    2,010
                                                                         ------    ------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      21,528    18,302   16,644
                                                                         ------    ------   ------
OTHER INCOME
   Service charges on deposit accounts                                    2,948     2,362    2,028
   Wire transfer fee income                                                 757       557      479
   Fiduciary activities                                                   2,348     2,640    2,728
   Commission income from insurance agency                                  653       849      812
   Gain on sale of loans                                                  3,152     2,366      268
   Gain on sale of securities                                                           2
   Other income                                                             391       745      541
                                                                         ------    ------   ------
         Total other income                                              10,249     9,521    6,856
                                                                         ------    ------   ------
OTHER EXPENSES
   Salaries and employee benefits                                        12,752    11,801    9,115
   Net occupancy expenses                                                 1,652     1,725    1,733
   Data processing and equipment expenses                                 2,177     2,177    2,077
   Other expenses                                                         6,822     5,403    4,980
                                                                         ------    ------   ------
         Total other expenses                                            23,403    21,106   17,905
                                                                         ------    ------   ------
INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   FOR GOODWILL                                                           8,374     6,717    5,595
   Income tax expense                                                     2,778     2,592    1,812
                                                                         ------    ------   ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL      5,596     4,125    3,783

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR GOODWILL (NET OF
   INCOME TAXES OF $63)                                                      97
                                                                         ------    ------   ------
NET INCOME                                                               $5,499    $4,125   $3,783
                                                                         ======    ======   ======
BASIC EARNINGS PER SHARE
   Before Cumulative Effect of a change in accounting for goodwill       $ 2.82    $ 2.08   $ 1.85
   Cumulative effect of a change in accounting for goodwill                (.05)
                                                                         ------    ------   ------
                                                                         $ 2.77    $ 2.08   $ 1.85
                                                                         ======    ======   ======
DILUTED EARNINGS PER SHARE
   Before Cumulative Effect of a change in accounting for goodwill       $ 2.80    $ 2.08   $ 1.85
   Cumulative effect of a change in accounting for goodwill                (.05)
                                                                         ------    ------   ------
                                                                         $ 2.75    $ 2.08   $ 1.85
                                                                         ======    ======   ======

See notes to consolidated financial statements.

                                 HORIZON BANCORP

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollar Amounts in Thousands)

                                                                                         ACCUMULATED
                                               ADDITIONAL                                   OTHER
                                      COMMON    PAID-IN     COMPREHENSIVE   RETAINED    COMPREHENSIVE    TREASURY
                                       STOCK    CAPITAL        INCOME       EARNINGS    INCOME (LOSS)     STOCK       TOTAL
                                      ------   ----------   -------------   --------    -------------    --------    -------
BALANCES, JANUARY 1, 2000             $  873   $   13,153   $               $ 22,629    $      (1,201)   $(14,263)   $21,191
   Net income                                                                           $       3,783       3,783      3,783
   Other comprehensive income, net
     of tax, unrealized gains on
     securities                                                     1,210                       1,210                  1,210
                                                            -------------
   Comprehensive income                                     $       4,993
                                                            =============
   Cash dividends ($.60 per share)                                            (1,228)                                 (1,228)
   Purchase of 80,199 shares of
     treasury stock                                                                                        (1,200)    (1,200)
   Re-issuance of 4,428 shares of
     common stock in partial
     payment of directors fees                         12                                                      48         60
   Net purchases and distributions
     with Stock Bonus Plan                34        1,098                                                              1,132
                                      ------   ----------                   --------    -------------    --------    -------
BALANCES, DECEMBER 31, 2000              907       14,263                     25,184                9     (15,415)    24,948
   Net income                                               $       4,125      4,125                                   4,125
   Other comprehensive income, net
     of tax, unrealized gains on
     securities                                                       421                         421                    421
                                                            -------------
   Comprehensive income                                     $       4,546
                                                            =============
   Cash dividends ($.60 per share)                                            (1,179)                                 (1,179)
   Purchase of 2,937 shares of
     treasury stock                                                                                           (48)       (48)
   Transfer of Stock Bonus Plan
     shares to equity                    131        6,545                                                              6,676
                                      ------   ----------                   --------    -------------    --------    -------
BALANCES, DECEMBER 31, 2001            1,038       20,808                     28,130              430     (15,463)    34,943
   Net income                                               $       5,499      5,499                                   5,499
   Other comprehensive income, net
     of tax, unrealized gains on
     securities                                                     2,241                       2,241                  2,241
                                                            -------------
   Comprehensive income                                     $       7,740
                                                            =============
   Cash dividends ($.61 per share)                                            (1,211)                                 (1,211)
   Purchase of 3,000 shares of
     treasury stock                                                                                           (62)       (62)
                                      ------   ----------                   --------    -------------    --------    -------
BALANCES, DECEMBER 31, 2002           $1,038      $20,808                    $32,418           $2,671    $(15,525)   $41,410
                                      ======   ==========                   ========    =============    ========    =======

See notes to consolidated financial statements.

                                 HORIZON BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

YEAR ENDED DECEMBER 31                                               2002         2001         2000
                                                                  ---------    ---------    ---------
OPERATING ACTIVITIES
   Net income                                                     $   5,499    $   4,125    $   3,783
   Items not requiring (providing) cash
     Provision for loan losses                                        1,625        1,505        2,010
     Depreciation and amortization                                    1,444        1,476        1,445
     Goodwill impairment                                                874
     Impairment of mortgage servicing rights                            407
     Deferred income tax                                               (703)        (808)        (157)
     Gain on sale of loans                                           (3,152)      (2,366)        (268)
     Proceeds from sales of loans                                   166,834      148,988       33,265
     Loans originated for sale                                     (169,486)    (149,262)     (37,173)
     (Gain) loss on sale of fixed assets                               (137)         153           36
     Other adjustments                                                  117         (102)        (187)
     Net change in
       Interest receivable                                             (301)          92         (521)
       Interest payable                                                  92         (250)          95
       Other assets                                                     773       (1,417)        (813)
       Other liabilities                                                 82        1,680          412
                                                                  ---------    ---------    ---------
         Net cash provided by operating activities                    3,968        3,814        1,927
                                                                  ---------    ---------    ---------
INVESTING ACTIVITIES
   Net change in interest-bearing deposits                              (74)          (9)          (6)
   Purchases of securities available for sale                       (75,323)     (24,142)     (13,321)
   Proceeds from maturities, calls, and principal repayments of
     securities available for sale                                   36,482       28,384       11,718
   Proceeds from sales of securities available for sale                              317
   Purchase of Federal Reserve and Federal Home Loan Bank stock      (1,591)        (499)        (342)
   Net change in loans                                              (70,182)     (74,619)         245
   Proceeds from sale of fixed assets                                   585                        23
   Recoveries on loans previously charged-off                           417          683          334
   Purchases of premises and equipment                               (1,489)        (545)        (651)
                                                                  ---------    ---------    ---------
         Net cash used in investing activities                     (111,175)     (70,430)      (2,000)
                                                                  ---------    ---------    ---------

                                 HORIZON BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

YEAR ENDED DECEMBER 31                                                 2002         2001         2000
                                                                  ---------    ---------    ---------
                                            (Continued)
FINANCING ACTIVITIES
   Net change in
     Deposits                                                     $  69,660    $  33,251    $  22,680
     Short-term borrowings                                            2,065      (11,804)       9,648
   Federal Home Loan Bank advances                                  161,848      212,000       50,320
   Repayment of Federal Home Loan Bank advances                    (120,029)    (182,027)     (80,000)
   Proceeds from issuance of trust preferred securities              12,000
   Dividends paid                                                    (1,211)      (1,179)      (1,228)
   Re-issuance of treasury stock                                                                   60
   Purchase of treasury stock                                           (62)         (48)      (1,200)
                                                                  ---------    ---------    ---------
         Net cash provided by financing activities                  124,271       50,193          280
                                                                  ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              17,064      (16,423)         207

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         18,628       35,051       34,844
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  35,692    $  18,628    $  35,051
                                                                  =========    =========    =========
ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                  $  18,020    $  21,220    $  23,394
   Income tax paid                                                    3,860        2,540        2,150

See notes to consolidated financial statements.

                                 HORIZON BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS -- The consolidated financial statements of Horizon Bancorp (Horizon) and its wholly owned subsidiaries, Horizon Bank, N.A. (Bank), HBC Insurance Group, Inc. and Horizon Statutory Trust (Trust) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking. The Bank has three wholly-owned subsidiaries: Horizon Trust & Investment Management, Inc. (HTIM), Horizon Investments, Inc. (Investment company) and Horizon Insurance Services, Inc. (Insurance Agency). HTIM offers corporate and individual trust and agency services and investment management services. Horizon Investments, Inc manages the investment portfolio of the Bank. The Insurance Agency offers a full line of personal insurance products. The Bank maintains four facilities in LaPorte County, Indiana and three facilities in Porter County, Indiana. The Insurance Company offers credit insurance. The net income generated from the insurance operations is not significant to the overall operations of Horizon. Horizon conducts no business except that incident to its ownership of the subsidiaries.

Horizon formed a wholly owned subsidiary in 2002, Horizon Statutory Trust I, for the purpose of participating in a Pooled Trust Preferred Stock offering. See
Note 10 for further discussion regarding this subsidiary.

BASIS OF REPORTING -- The consolidated financial statements include the accounts of Horizon and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT SECURITIES AVAILABLE FOR SALE -- Horizon designates its investment portfolio as available for sale based on management's plans to use such securities for asset and liability management, liquidity, and not to hold such securities as long-term investments. Management repositions the portfolio to take advantage of future expected interest rate trends when Horizon's long-term profitability can be enhanced. Investment securities available for sale and marketable equity securities are carried at estimated fair value and any net unrealized gains/losses (after tax) on these securities are included in accumulated other comprehensive income. Gains/losses on the disposition of securities available for sale are recognized at the time of the transaction and are determined by the specific identification method.

LOANS HELD FOR SALE -- Loans held for sale are reported at the lower of cost or market value in the aggregate.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

INTEREST AND FEES ON LOANS -- Interest on commercial, mortgage, and installment loans is recognized over the term of the loans based on the principal amount outstanding. When principal or interest is past due 90 days or more, and the loan is not well secured and it is in the process of collection, or when serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment.

CONCENTRATIONS OF CREDIT RISK -- The Bank grants commercial, real estate, and consumer loans to customers located primarily in LaPorte County and portions of Porter County in Northwest Indiana and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 21% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flow from operations of the businesses. Real estate loans make up approximately 14% of the loan portfolio and are secured by both commercial and residential real estate. Installment loans make up approximately 15% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 50% of the loan portfolio and are secured by residential real estate.

MORTGAGE WAREHOUSE LOANS -- Horizon purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. Horizon held loans that were purchased under agreements to resell from 30 approved mortgage companies at December 31, 2002. Horizon purchases such loans from mortgage companies, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. As a result, no gains and losses are recorded at the resale of loans. Horizon records interest and fee income on the loans during the funding period. Horizon uses the stated interest rate in the agreement with each mortgage company for interest income recognition, and not the interest rates on the individual loans. Horizon does not retain servicing of the loans when they are resold. Loans consist of purchase money and refinance mortgage loans and are generally held no more than 90 days by Horizon and are typically resold within 30 days.

ALLOWANCE FOR LOAN LOSSES -- An allowance for loan losses is maintained to absorb loan losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of chargeoffs, net of recoveries. Horizon's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on a historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established in cases where management has identified conditions or circumstances related to a credit that management believes indicate the probability that a loss will be incurred in excess of the amount determined by the application of the formula allowance.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

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

LOAN IMPAIRMENT -- When analysis determines a borrower's operating results and financial condition are not adequate to meet debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof are charged-off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due.

Loans are considered impaired if full principal or interest payments are not made in accordance with the original terms of the loan. Impaired loans are measured and carried at the lower of cost or the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent.

Smaller balance homogenous loans are evaluated for impairment in the aggregate. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans and automobile, home equity, and second mortgages. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

PREMISES AND EQUIPMENT -- Buildings and major improvements are capitalized and depreciated using primarily the straight-line method with useful lives ranging from 3 to 40 years. Furniture and equipment are capitalized and depreciated using primarily the straight-line method with useful lives ranging from 3 to 20 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK -- The stock is a required investment for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

MORTGAGE SERVICING RIGHTS -- Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. Amortization expense and charges related to an impairment write-down are included in other income.

INTANGIBLE ASSETS -- On January 1, 2002, Horizon adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS. Under this Statement goodwill and other intangibles are periodically evaluated for possible impairment. If impairment exists the intangible asset is written down to its fair value through a charge to the income statement.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

INCOME TAXES -- Horizon files annual consolidated income tax returns with its subsidiaries. Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

TRUST ASSETS AND INCOME -- Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets since such property is not owned by Horizon.

EARNINGS PER COMMON SHARE AND DIVIDENDS DECLARED PER COMMON SHARE -- Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For years prior to 2002, the outstanding stock options were not included in the computation of diluted EPS because the contracts could be settled in common stock or in cash at the election of the option holder. Historically, all contracts had been settled in cash and it was anticipated that the exercise of future contracts would also be settled in cash. In August 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $22 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon's stock price exceeds $22 per share, therefore the option becomes potentially dilutive at $22 per share or higher. The number of shares used in the computation of basic earnings per share is 1,983,596 for 2002, 1,985,458 for 2001, and 2,048,649 for 2000. The number of shares used in the computation of diluted earnings per share for 2002 is 2,002,254.

DIVIDEND RESTRICTIONS -- Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. Total stockholder's equity for the Bank at December 31, 2002 was $53,889,250 of which $45,233,039 was restricted from dividend distribution to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments, and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments, and short-term borrowings.

STOCK SPLIT - On October 16, 2001, the Board of Directors of the Company declared a three for one stock split. All share and per share amounts have been adjusted to give effect for the stock split.

STOCK OPTIONS - At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 18. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

YEAR ENDED DECEMBER 31                                       2002      2001     2000
                                                           ------    ------   ------
Net income, as reported                                    $5,499    $4,125   $3,783
Less: Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes                                               (4)       --       --
                                                           ------    ------   ------
Pro forma net income                                       $5,495    $4,125   $3,783
                                                           ======    ======   ======
Earnings per share:
    Basic - as reported                                    $ 2.77    $ 2.08   $ 1.85
    Basic - pro forma                                      $ 2.77    $ 2.08   $ 1.85
    Diluted - as reported                                  $ 2.75    $ 2.08   $ 1.85
    Diluted - pro forma                                    $ 2.74    $ 2.08   $ 1.85

RECLASSIFICATIONS -- Certain reclassifications have been made to the 2001 and 2000 financial statements to be comparable to 2002.

NOTE 2 -- INVESTMENT SECURITIES

                                                                               2002
                                                        ---------------------------------------------------
                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
DECEMBER 31                                                COST        GAINS         LOSSES        VALUE
                                                        ----------   ----------    ----------    ----------
Available for sale
   U. S. Treasury and federal agencies                  $    5,979   $       93                  $    6,072
   State and municipal                                      35,504        1,611                      37,115
   Federal agency collateralized mortgage obligations
                                                            18,697          828                      19,525
   Federal agency mortgage backed pools                     45,164        1,582    $       (5)       46,741
                                                        ----------   ----------    ----------    ----------
         Total investment securities                    $  105,344   $    4,114    $       (5)   $  109,453
                                                        ==========   ==========    ==========    ==========

                                                                               2001
                                                        ---------------------------------------------------
                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
DECEMBER 31                                                COST        GAINS         LOSSES        VALUE
                                                        ----------   ----------    ----------    ----------
Available for sale
   U. S. Treasury and federal agencies                  $   20,255   $      122    $      (59)   $   20,318
   State and municipal                                      15,411          277          (378)       15,310
   Federal agency collateralized mortgage obligations
                                                            17,150          469           (26)       17,593
   Federal agency mortgage backed pools                     13,812          310            (5)       14,117
                                                        ----------   ----------    ----------    ----------
         Total investment securities                    $   66,628   $    1,178    $     (468)   $   67,338
                                                        ==========   ==========    ==========    ==========

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

The amortized cost and fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           AMORTIZED     FAIR
                                                             COST        VALUE
                                                           ---------   ---------
Within one year                                            $   1,039   $   1,065
One to five years                                              5,972       6,360
Five to ten years                                              4,323       4,641
After ten years                                               30,149      31,121
                                                           ---------   ---------
                                                              41,483      43,187
Federal agency collateralized mortgage obligations            18,697      19,525
Federal agency mortgage backed pools                          45,164      46,741
                                                           ---------   ---------
         Totals                                            $ 105,344   $ 109,453
                                                           =========   =========

Securities with a carrying value of $44,669,000 and $37,580,000 were pledged at December 31, 2002 and 2001 to secure certain public and trust deposits and securities sold under agreements to repurchase.

Proceeds from sales of securities available for sale during 2001 were $317,000. Gross gains of $2,000 were realized on these sales. There were no sales of securities available for sale during 2002 or 2000.

NOTE 3 -- LOANS AND ALLOWANCE

DECEMBER 31                                                2002          2001
                                                         --------      --------
Commercial loans                                         $111,897      $100,912
Mortgage warehouse loans                                  268,452       205,511
Real estate loans                                          73,910        80,571
Installment loans                                          81,534        79,807
                                                         --------      --------
                                                          535,793       466,801
Allowance for loan losses                                  (6,255)       (5,410)
                                                         --------      --------
         Total loans                                     $529,538      $461,391
                                                         ========      ========

DECEMBER 31                                       2002        2001        2000
                                                -------     -------     -------
Allowance for loan losses
   Balances, January 1                          $ 5,410     $ 4,803     $ 3,273
   Provision for losses                           1,625       1,505       2,010
   Recoveries on loans                              417         683         334
   Loans charged off                             (1,197)     (1,581)       (814)
                                                -------     -------     -------
   Balances, December 31                        $ 6,255     $ 5,410     $ 4,803
                                                =======     =======     =======

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $162,741 and $1,028,000 at December 31, 2002 and 2001, respectively. The allowance for impaired loans, included in the Bank's allowance for loan losses, totaled $25,000 and $242,000 at December 31, 2002 and 2001, respectively. The average balance of impaired loans during 2002 was $585,490 and $1,168,000 during 2001. There was $438 and $44,000 of interest income recorded and received during 2002 and 2001 on impaired loans.

At December 31, 2002 and 2001, loans past due more than 90 days and still accruing interest totaled approximately $75,981 and $128,000.

Loans on which the recognition of interest has been discontinued or reduced totaled approximately $1,217,000, $1,772,000, and $2,487,000 at December 31,
2002, 2001, and 2000. Interest income not recognized on these loans totaled approximately $122,000, $129,000, and $241,000 in 2002, 2001, and 2000.

Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $5,403,000 and $6,418,000, as of December 31, 2002 and 2001. During 2002, new loans or advances were $4,447,000 and loan payments were $5,462,000.

NOTE 4 -- PREMISES AND EQUIPMENT

DECEMBER 31                                            2002              2001
                                                     --------          --------
Land                                                 $  3,126          $  3,206
Buildings and improvements                             16,978            16,536
Furniture and equipment                                 7,526             8,264
                                                     --------          --------
         Total cost                                    27,630            28,006
Accumulated depreciation                              (11,836)          (11,809)
                                                     --------          --------
         Net                                         $ 15,794          $ 16,197
                                                     ========          ========

NOTE 5 -- GOODWILL

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under this statement goodwill is to be evaluated for possible impairment as of January 1, 2002, and periodically thereafter. Horizon adopted SFAS 142 on January 1, 2002. As required by this standard, an initial test for goodwill impairment was performed which compared the fair value of the Insurance Agency to its carrying value. Market values for comparable agencies, as well as other factors, were used as the basis for determining the fair value of the Insurance Agency. As a result of this testing, Horizon recorded an impairment loss on goodwill of $160,000 ($97,000 after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

During the third quarter of 2002, it was determined that further impairment of the goodwill related to the Insurance Agency existed. This was based on offers received while attempting to market the commercial and group health and life, lines of business of the Insurance Agency. Therefore, a second impairment test was conducted and a further write down of goodwill related to the Insurance Agency was taken as a charge to other expense of $714,000. This reduced to zero the carrying value of goodwill related to the Insurance Agency. The remaining goodwill relates to HTIM.

The following table summarizes the change in the carrying amount of goodwill for the 2002:

DECEMBER 31                                                               2002
                                                                        -------
Balance, January 1, 2002                                                $ 1,032
    Impairment loss                                                        (874)
                                                                        -------
Balance, December 31, 2002                                              $   158
                                                                        =======

Financial Accounting Standards Board Statement No. 142, GOODWILL AND OTHER INTANGIBLES, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for years ended December 31, 2001 and 2000, as follows:

DECEMBER 31                                                      2001      2000
                                                                ------    ------
Reported net income                                             $4,125    $3,783
Add back: Goodwill amortization, net of tax                         55        55
                                                                ------    ------
        Adjusted net income                                     $4,180    $3,838
                                                                ======    ======
Basic and Diluted Earnings Per Share

Reported earnings per share                                     $ 2.08    $ 1.85
Add back: Goodwill amortization, net of tax per share              .03       .03
                                                                ------    ------
        Adjusted basic and diluted earnings per share           $ 2.11    $ 1.88
                                                                ======    ======

NOTE 6 -- LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $102,409,000 and $106,140,000 at December 31, 2002 and 2001.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2002 totaled approximately $532,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

                                                            2002           2001
                                                           -----          -----
Mortgage Servicing Rights
   Balances, January 1                                     $ 892          $ 316
   Servicing rights capitalized                              340            688
   Amortization of servicing rights                         (293)          (112)
                                                           -----          -----
                                                             939            892
   Impairment allowance                                     (407)
                                                           -----          -----
   Balances, December 31                                   $ 532          $ 892
                                                           =====          =====

NOTE 7 -- DEPOSITS

DECEMBER 31                                                 2002          2001
                                                          --------      --------
Noninterest bearing demand deposits                       $ 51,134      $ 43,353
Interest bearing demand deposits                            94,357       133,113
Money market (variable rate)                                80,338        16,826
Savings deposits                                            32,834        32,632
Certificates of deposit of $100,000 or more                 74,735        45,334
Other certificates and time deposits                       155,861       148,341
                                                          --------      --------
         Total deposits                                   $489,259      $419,599
                                                          ========      ========

Certificates and other time deposits maturing in years ending December 31 are as follows:

2003                                                                    $ 96,326
2004                                                                      56,583
2005                                                                      23,256
2006                                                                         866
2007                                                                      53,565
                                                                        --------
                                                                        $230,596
                                                                        ========

NOTE 8 -- SHORT-TERM BORROWINGS

DECEMBER 31                                                    2002        2001
                                                             -------     -------
Federal funds purchased                                                  $ 2,000
Securities sold under agreements to repurchase               $22,259      18,344
Notes payable, unsecured                                       2,150       2,000
                                                             -------     -------
         Total short-term borrowings                         $24,409     $22,344
                                                             =======     =======

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U. S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2002 and 2001 totaled $22,379,000 and $18,358,000 and the daily average of such agreements totaled $18,095,000 and $16,495,000. The agreements at December 31, 2002, are due on demand.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

Horizon has an unsecured $5,000,000 line of credit, of which $2,150,000 was outstanding at December 31, 2002. The loan is from an unrelated financial institution with interest payable quarterly at a rate indexed to LIBOR. The note matures within one year.

At December 31, 2002, the Bank has available approximately $79,000,000 in credit lines with various money center banks, including the FHLB.

NOTE 9 -- FHLB ADVANCES

DECEMBER 31                                                    2002       2001
                                                             --------   --------
Federal Home Loan Bank advances, variable and fixed
   rates ranging from 1.33% to 7.53%, due at various
   dates through May 15, 2020                                $147,112   $105,293
                                                             ========   ========

The Federal Home Loan Bank advances are secured by first-mortgage loans and investment securities totaling approximately $378,400,000. Advances are subject to restrictions or penalties in the event of prepayment.

Contractual maturities in years ending December 31
   2003                                                                 $ 36,678
   2004                                                                   17,784
   2005                                                                    8,090
   2006                                                                    7,596
   2007                                                                   15,103
   Thereafter                                                             61,861
                                                                        --------
                                                                        $147,112
                                                                        ========

NOTE 10 -- GUARANTEED PREFERRED BENEFICIAL INTERESTS IN HORIZON BANCORP'S SUBORDINATED DEBENTURES

In March of 2002, Horizon formed Horizon Statutory Trust I (Trust). The Trust is a statutory business trust and is wholly owned by Horizon. The Trust issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $12 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032 and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $362,000 were capitalized and are being amortized over the estimated life of the securities.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 11-- EMPLOYEE STOCK BONUS PLAN

Horizon maintains an employee stock bonus plan (Stock Bonus Plan) that covers substantially all employees. The Stock Bonus Plan is noncontributory and Horizon may make discretionary matching contributions and regular contributions. Prior to the establishment of the Stock Bonus Plan, Horizon maintained an employee stock ownership plan. The retirement plans of Horizon own approximately 19% of the outstanding shares.

Prior to 2001, the Stock Bonus Plan's equity was classified outside of shareholders' equity. In 2001, Horizon's common shares became listed on a national market system. Since the shares in the Stock Bonus Plan are now readily tradable, Horizon reclassified the Stock Bonus Plan equity to shareholders' equity during 2001.

Total cash contributions and expense recorded during the years 2002, 2001, and 2000 for the Stock Bonus Plan were $250,000, $150,000, and $200,000, respectively.

Below are the transactions affecting the Stock Bonus Plan/ESOP equity accounts:

                                                                  ADDITIONAL     UNALLOCATED
                                                                    COMMON         PAID-IN        ESOP
                                                      STOCK         CAPITAL        SHARES         TOTAL
                                                   -----------    -----------    -----------   -----------
Balances, January 1, 2000                          $       165    $     7,643    $         0   $     7,808
   Market value increase in ESOP shares released           (34)        (1,098)                      (1,132)
                                                   -----------    -----------    -----------   -----------
Balances, December 31, 2000                                131          6,545              0         6,676
   Net Stock Bonus Plan share purchases and
   distributions                                          (131)        (6,545)                      (6,676)
                                                   -----------    -----------    -----------   -----------
Balances, December 31, 2001 and 2002               $         0    $         0    $         0   $         0
                                                   ===========    ===========    ===========   ===========

NOTE 12 -- EMPLOYEE THRIFT PLAN

The Employee Thrift Plan (Plan) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon's discretionary contributions vest over a six-year period. The Bank's 2002, 2001, and 2000 expense related to the thrift plan totaled $264,000, $203,000, and $201,000.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 13 -- OTHER EXPENSES

YEAR ENDED DECEMBER 31                                  2002      2001      2000
                                                      ------    ------    ------
Supplies and printing                                 $  339    $  314    $  289
Advertising                                              670       651       511
Communication                                            644       703       628
Professional fees                                      1,096     1,037       826
Training                                                 115       108       107
Outside services and consultants                         944       678       776
Reinsurance company                                       47        48        69
Loan expenses                                            755       631       350
Goodwill amortization                                               90        90
Goodwill impairment                                      714
Directors fees                                           177       224       191
Insurance expense                                        316       234       212
Other                                                  1,005       685       931
                                                      ------    ------    ------
         Total other expenses                         $6,822    $5,403    $4,980
                                                      ======    ======    ======

NOTE 14 -- INCOME TAX

YEAR ENDED DECEMBER 31                           2002         2001         2000
                                              -------      -------      -------
Income tax expense
   Currently payable
     Federal                                  $ 2,953      $ 2,791      $ 1,526
     State                                        528          609          443
   Deferred                                      (703)        (808)        (157)
                                              -------      -------      -------
         Total income tax expense             $ 2,778      $ 2,592      $ 1,812
                                              =======      =======      =======
Reconciliation of federal statutory
   to actual tax expense Federal
   statutory income tax at 34%                $ 2,847      $ 2,284      $ 1,902
   Tax exempt interest                           (534)        (145)        (150)
   Nondeductible and other                        117           51          (32)
   Effect of state income taxes                   348          402          292
   Decrease in valuation allowance                                         (200)
                                              -------      -------      -------
         Actual tax expense                   $ 2,778      $ 2,592      $ 1,812
                                              =======      =======      =======

Tax expense applicable to securities gains for 2001 was $792. There were no security sales in 2002 or 2000.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

DECEMBER 31                                                   2002        2001
                                                            -------     -------
ASSETS
   Allowance for loan losses                                $ 2,388     $ 1,626
   Accrued operating expenses                                    85          66
   Loan fees                                                     41          42
   Director and employee benefits                               568         543
                                                            -------     -------
         Total assets                                         3,082       2,277
                                                            -------     -------
LIABILITIES
   Depreciation                                                (667)       (659)
   Other                                                       (178)        (84)
   Unrealized gain on securities available for sale          (1,438)       (280)
                                                            -------     -------
         Total liabilities                                   (2,283)     (1,023)
                                                            -------     -------
         Net deferred tax asset                             $   799     $ 1,254
                                                            =======     =======

The valuation allowance at December 31, 1999 was $200,000. The valuation allowance decreased $200,000 during 2000 and there was no valuation allowance at December 31, 2002, 2001 or 2000. The decrease in the valuation allowance was a result of Horizon generating taxable income in 2000 that utilized the alternative minimum tax (AMT) credit carryforward.

NOTE 15 -- OTHER COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31                                                     2002       2001       2000
                                                                        -------    -------    -------
Unrealized gains on securities:
   Unrealized holding gains arising during the year                     $ 3,398    $   695    $ 1,984
   Less: reclassification adjustment for gains realized in net income                    2
                                                                        -------    -------    -------
   Net unrealized gains                                                   3,398        693      1,984
   Tax expense                                                           (1,157)      (272)      (774)
                                                                        -------    -------    -------
Other comprehensive income                                              $ 2,241    $   421    $ 1,210
                                                                        =======    =======    =======

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 16 -- COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENCIES

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management's opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

The Bank was required to have approximately $10,391,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2002. These balances are included in cash and cash equivalents and do not earn interest.

The Bank is a party to financial instruments with off-balance sheet risk in the ordinary course of business to meet financing needs of its customers. These financial instruments include commitments to make loans and standby letters of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

At December 31, 2002 and 2001, commitments to make loans amounted to approximately $63,571,190 and $50,543,000 and commitments under outstanding standby letters of credit amounted to approximately $1,632,000 and $1,445,000. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation.

NOTE 17 -- REGULATORY CAPITAL

Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier I capital, and Tier I leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2002 and 2001, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.

During the course of a periodic examination by the Bank's regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank's mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk based capital and reduce the Bank's risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at December 31, 2002, but would only be categorized as adequately capitalized at December 31, 2001.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

Horizon's and the Bank's actual and required capital amounts and ratios are as follows:

                                                                                        MINIMUM REQUIRED
                                                                                            TO BE WELL
                                                                                          CAPITALIZED(1)
                                                                   MINIMUM REQUIRED        UNDER PROMPT
                                                                     FOR CAPITAL(1)     CORRECTIVE ACTION
                                                    ACTUAL         ADEQUACY PURPOSES       REQUIREMENTS
                                              -----------------    -----------------    -----------------
                                              AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                              -------   -------    -------   -------    -------   -------
AS OF DECEMBER 31, 2002

Total capital(1) (to risk-weighted assets)
   Consolidated                               $55,729     13.37%   $33,355      8.00%     N/A       N/A
   Bank                                        56,207     13.55     33,195      8.00    $41,494     10.00%

Tier I capital(1) (to risk-weighted assets)
   Consolidated                                50,529     12.12     16,677      4.00      N/A       N/A
   Bank                                        51,007     12.29     16,597      4.00     24,896      6.00

Tier I capital(1) (to average assets)
   Consolidated                                50,529      7.13     28,342      4.00      N/A       N/A
   Bank                                        51,007      7.20     28,341      4.00     35,426      5.00

AS OF DECEMBER 31, 2001

Total capital(1) (to risk-weighted assets)
   Consolidated                               $37,940     10.41%   $29,144      8.00%     N/A       N/A
   Bank                                        39,127     10.78     29,000      8.00    $36,311     10.00%

Tier I capital(1) (to risk-weighted assets)
   Consolidated                                33,390      9.17     14,572      4.00      N/A       N/A
   Bank                                        34,577      9.52     14,525      4.00     21,787      6.00

Tier I capital(1) (to average assets)
   Consolidated                                33,390      5.86     22,793      4.00      N/A       N/A
   Bank                                        34,577      6.07     22,771      4.00     28,464      5.00

(1) As defined by regulatory agencies

NOTE 18-- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Horizon maintains the 1987 Nonqualified Stock Option and Stock Appreciation Right Plan (1987 Plan) under which options and stock appreciation rights (SARs) were granted to certain officers and employees. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option's exercise price. The underlying stock options are deemed to have been exercised upon exercise of the SARs. No options were available for grant at December 31, 2002, 2001, and 2000, however, outstanding options may be exercised until their expiration.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

Horizon recognizes compensation expense related to the 1987 Plan on a periodic basis based on the difference between the excess of the fair market value of the shares of common stock over the exercise price for SARs and those options exercised during the year. In the third quarter of 2002 Horizon entered into agreements with participants that capped the value of their SAR's at $22 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $22 per share as there is a presumption that participants will exercise their options rather than the SAR's. Horizon recorded a reduction in compensation expense related to the 1987 Plan of $13,000 in 2002, and $206,000 in 2000. Horizon recorded compensation expense of $342,000 in 2001.

A summary of transactions for the 1987 Plan follows:

                                                  SHARES              WEIGHTED-
                                        -------------------------      AVERAGE
                                         AVAILABLE      OPTIONS       EXERCISE
                                         FOR GRANT    OUTSTANDING       PRICE
                                        -----------   -----------    -----------
Balances, January 1, 2001                         0        50,400    $      8.87
                                        -----------   -----------    -----------
   Exercised                                              (36,000)         10.20
                                        -----------   -----------    -----------
Balances, December 31, 2001                       0        14,400           5.51
   Exercised                                               (2,400)          4.50
                                        -----------   -----------    -----------
Balances, December 31, 2002                       0        12,000           5.71
                                        ===========   ===========    ===========

The options granted under the 1987 Plan are fully vested.

The following table summarizes information about stock options under the 1987 Plan outstanding at December 31, 2002:

                                           OPTIONS
                                         OUTSTANDING
                                          WEIGHTED-     WEIGHTED-
                                           AVERAGE       AVERAGE
                             NUMBER      CONTRACTUAL    EXERCISE       NUMBER
RANGE OF EXERCISE PRICES   OUTSTANDING      LIFE          PRICE      EXERCISABLE
------------------------   -----------   -----------   -----------   -----------
$4.50                            7,500   8.08 years    $      4.50         7,500
$7.50 to $8.17                   4,500   6.71 years    $      7.72         4,500

Under Horizon's 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), which is accounted for in accordance with Accounting Principles Board Opinion
(APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been exercised upon exercise of the SARs. In the third quarter of 2002 Horizon entered into agreements with participants that capped the value of their SAR's at $22 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $22 per share as there is a presumption that participants will exercise their options rather than the SAR's. Horizon recorded compensation expense of $437,000 and $671,000 related to the 1997 plan in 2002 and 2001 respectively. There was no compensation expense related to the 1997 plan in 2000.

HORIZON BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

A summary of transactions for the 1997 Plan follows:

                                                        SHARES        WEIGHTED-
                                                                       AVERAGE
                                        AVAILABLE       OPTIONS       EXERCISE
                                        FOR GRANT     OUTSTANDING       PRICE
                                       -----------    -----------    -----------
Balances, January 1, 2000                  152,400        117,600    $     17.33
Granted                                   (143,400)       143,400          11.70
Forfeitures                                 46,800        (46,800)         15.12
                                       -----------    -----------    -----------
Balances, December 31, 2000                 55,800        214,200          13.92
Granted                                    (55,800)        55,800           9.64
Forfeitures                                  3,000         (3,000)         16.56
                                       -----------    -----------    -----------
Balances, December 31, 2001 and 2002         3,000        267,000          12.95
                                       ===========    ===========    ===========

The options granted under the 1997 Plan vest at a rate of 20% per year.

The following table summarizes information about stock options under the 1997 Plan outstanding at December 31, 2002:

                                           OPTIONS
                                         OUTSTANDING
                                          WEIGHTED-     WEIGHTED-
                                           AVERAGE       AVERAGE
                             NUMBER      CONTRACTUAL    EXERCISE       NUMBER
RANGE OF EXERCISE PRICES   OUTSTANDING      LIFE          PRICE      EXERCISABLE
------------------------   -----------   -----------   -----------   -----------
$9.33 to $11.25                120,900   17.74 years   $      9.69        20,160
$13.83 to $16.75               128,100   16.64 years   $     15.05        38,460
$20.00                          18,000   15.56 years   $     20.00        14,400

Horizon applies APB No. 25 and related interpretations in accounting for its plans. Had compensation cost for Horizon's plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards
(SFAS) No. 123, the Company's net income would have decreased by $4,000 for 2002. Prior to capping the SAR's, all options had been settled in cash and it was anticipated that all future contracts would also be settled in cash, therefore the options were not included in the computation of diluted earnings per share for 2001 or 2000.

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 19-- FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value amounts were determined using available market information, current pricing information applicable to Horizon and various valuation methodologies. Where market quotations were not available, considerable management judgement was involved in the determination of estimated fair values. Therefore, the estimated fair value of financial instruments shown below may not be representative of the amounts at which they could be exchanged in a current or future transaction. Due to the inherent uncertainties of expected cash flows of financial instruments, the use of alternate valuation assumptions and methods could have a significant effect on the derived estimated fair value amounts.

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon's significant financial instruments at December 31, 2002 and 2001. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by SFAS No. 107 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, such as the value of real property, the value of core deposit intangibles, the value of mortgage servicing rights, nor the value of anticipated future business.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS -- The carrying amounts approximate fair value.

INTEREST-BEARING DEPOSITS -- The carrying amounts approximate fair value.

INVESTMENT SECURITIES -- For debt and marketable equity securities available for sale and held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.

NET LOANS -- The fair value of portfolio loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amounts of loans held for sale approximate fair value.

INTEREST RECEIVABLE/PAYABLE -- The carrying amounts approximate fair value.

FHLB AND FRB STOCK -- Fair value of FHLB and FRB stock is based on the price at which it may be resold to the FHLB and FRB.

DEPOSITS -- The fair value of demand deposits, savings accounts, interest-bearing checking accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturity.

SHORT-TERM BORROWINGS -- The carrying amounts approximate fair value.

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

FEDERAL HOME LOAN BANK ADVANCES -- Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair values of existing advances.

GUARANTEED PREFERRED BENEFICIAL INTEREST IN HORIZON BANCORP'S SUBORDINATED DEBENTURES -- Rates currently available for debentures with similar terms and remaining maturities are used to estimate fair values of existing debentures.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTER OF CREDIT -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Due to the short-term nature of these agreements, carrying amounts approximate fair value.

The estimated fair values of Horizon's financial instruments are as follows:

                                                       2002                  2001
                                               -------------------   -------------------
                                               CARRYING     FAIR     CARRYING     FAIR
DECEMBER 31                                     AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   --------
ASSETS
Cash and cash equivalents                      $ 35,692   $ 35,692   $ 18,628   $ 18,628
Interest-bearing deposits                           321        321        247        247
Investment securities available for sale        109,453    109,453     67,338     67,338
Loans including loans held for sale, net        542,158    556,055    468,207    470,936
Interest receivable                               3,510      3,510      3,209      3,209
Stock in FHLB and FRB                             8,329      8,329      6,738      6,738

LIABILITIES
Noninterest-bearing deposits                     51,134     51,134     43,353     43,353
Interest-bearing deposits                       438,125    456,400    376,246    379,093
Short-term borrowings                            24,409     24,409     22,344     22,344
Federal Home Loan Bank advances                 147,112    151,960    105,293    106,962
Guaranteed preferred beneficial interests in
Horizon Bancorp's subordinated debentures        12,000     12,000
Interest payable                                    857        857        765        765

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 20 -- CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

                            CONDENSED BALANCE SHEETS

DECEMBER 31                                                     2002       2001
                                                              -------    -------
ASSETS
Total cash and cash equivalents                               $   618    $   210
Investment in Bank                                             53,889     36,130
Investment in Insurance Company                                   492        469
Dividends receivable from Bank                                               300
Other assets                                                    1,698        919
                                                              -------    -------
Total assets                                                  $56,697    $38,028
                                                              =======    =======

LIABILITIES
Short-term borrowings                                         $ 2,150    $ 2,000
Guaranteed preferred beneficial
interests in Horizon Bancorp's
subordinated debentures                                        12,000
Other liabilities                                               1,137      1,085

STOCKHOLDERS' EQUITY                                           41,410     34,943
                                                              -------    -------
Total liabilities and stockholders' equity                    $56,697    $38,028
                                                              =======    =======

                         CONDENSED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31                                2002      2001      2000
                                                     ------    ------    ------
OPERATING INCOME (EXPENSE)
Dividend income from Bank                            $2,550    $  600    $2,750
Investment income                                        28        39
Other income                                             26        44
Interest expense                                       (598)     (165)     (224)
Employee benefit expense                               (250)     (163)     (200)
Other expense                                           (98)      (35)      (85)
                                                     ------    ------    ------
INCOME BEFORE DISTRIBUTED INCOME OF SUBSIDIARIES      1,604       291     2,324

UNDISTRIBUTED INCOME OF SUBSIDIARIES                  3,542     3,725     1,290
                                                     ------    ------    ------
INCOME BEFORE TAX                                     5,146     4,016     3,614

INCOME TAX BENEFIT                                      353       109       169
                                                     ------    ------    ------
NET INCOME                                           $5,499    $4,125    $3,783
                                                     ======    ======    ======

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

                       CONDENSED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31                                                   2002        2001        2000
                                                                     --------    --------    --------
OPERATING ACTIVITIES
Net income                                                           $  5,499    $  4,125    $  3,783
Items not requiring (providing) cash
Equity in undistributed net income of Bank                             (3,519)     (3,662)     (1,221)
Equity in undistributed net income of Insurance Company                   (23)        (63)        (55)
Distributions in excess of (equity in undistributed) net income of
The Loan Store                                                            (14)
Investment securities gains                                                            (2)
Change in
Income taxes receivable                                                  (353)        377         364
Dividends receivable from Bank                                            300        (300)        300
Other assets                                                              (53)        445        (412)
Other liabilities                                                          52          47        (186)
                                                                     --------    --------    --------
Net cash provided by operating activities                               1,903         967       2,559
                                                                     --------    --------    --------
INVESTING ACTIVITIES
Investment in Bank                                                    (12,000)
Investment in Statutory Trust I                                          (372)
Proceeds from sales of securities available for sale                      317
                                                                     --------    --------    --------
Net cash provided by (used in) investing activities                   (12,372)        317
                                                                     --------    --------    --------
FINANCING ACTIVITIES
Dividends paid                                                         (1,211)     (1,179)     (1,228)
Change in short-term borrowings                                           150        (750)        250
Reissuance of treasury stock                                                                       60
Proceeds from issuance of trust preferred securities                   12,000
Purchase of treasury stock                                                (62)        (48)     (1,200)
                                                                     --------    --------    --------
Net cash provided by (used in) financing activities                    10,877      (1,977)     (2,118)
                                                                     --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   408        (693)        441

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            210         903         462
                                                                     --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $    618    $    210    $    903
                                                                     ========    ========    ========

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations:

THREE MONTHS ENDED 2002                     MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                          ------------   ------------   ------------   ------------
   Interest income                        $      9,276   $     10,036   $     10,828   $     11,125
   Interest expense                              4,021          4,596          4,754          4,741
                                          ------------   ------------   ------------   ------------
   Net interest income                           5,255          5,440          6,074          6,384
   Provision for loan losses                       375            375            375            500
   Income before cumulative effect of
     change in accounting principle              1,202          1,291          1,528          1,575
   Net income                                    1,105          1,291          1,528          1,575
   Earnings per share before cumulative
     effect of change in accounting
     principle
      Basic                               $       0.61   $       0.65   $       0.77   $       0.79
                                          ============   ============   ============   ============
      Diluted                             $       0.61   $       0.65   $       0.77   $       0.77
                                          ============   ============   ============   ============
   Earnings per share
      Basic                               $       0.56   $       0.65   $       0.77   $       0.79
                                          ============   ============   ============   ============
      Diluted                             $       0.56   $       0.65   $       0.77   $       0.77
                                          ============   ============   ============   ============
   Average shares outstanding
      Basic                                  1,985,700      1,983,326      1,982,700      1,982,700
                                          ============   ============   ============   ============
      Diluted                                1,985,700      1,983,326      1,982,700      2,057,328
                                          ============   ============   ============   ============

THREE MONTHS ENDED 2001                     MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                          ------------   ------------   ------------   ------------
   Interest income                        $     10,501   $     10,443   $      9,850   $      9,983
   Interest expense                              6,012          5,545          4,972          4,441
                                          ------------   ------------   ------------   ------------
   Net interest income                           4,489          4,898          4,878          5,542
   Provision for loan losses                       352            353            300            500
   Net income                                      938          1,053          1,124          1,010
   Earnings per share
      Basic                               $       0.47   $       0.53   $       0.57   $       0.51
                                          ============   ============   ============   ============
      Diluted                             $       0.47   $       0.53   $       0.57   $       0.51
                                          ============   ============   ============   ============
   Average shares outstanding
      Basic                                  1,985,943      1,985,784      1,985,794      1,984,334
                                          ============   ============   ============   ============
      Diluted                                1,985,943      1,985,784      1,985,794      1,984,334
                                          ============   ============   ============   ============

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and
Board of Directors
Horizon Bancorp
Michigan City, Indiana

We have audited the consolidated balance sheets of Horizon Bancorp (Horizon) as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of Horizon's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Horizon Bancorp as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, Horizon Bancorp changed its method of accounting for goodwill during 2002 in accordance with Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

/s/ BKD, LLP

Fort Wayne, Indiana
January 31, 2003

                                 HORIZON BANCORP

                   MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

Management is responsible for the preparation and presentation of the financial statements and related notes on the preceding pages. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the Annual Report is consistent with that in the consolidated financial statements.

In meeting its responsibility for the accuracy of the consolidated financial statements, management relies on Horizon's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded to permit the preparation of appropriate financial information. The system of internal controls is supplemented by a program of internal audits to independently evaluate the adequacy and application of financial and operating controls and compliance with Company policies and procedures.

The Audit Committee of the Board of Directors meets periodically with management, the independent accountants and the internal auditors to ensure that each is properly discharging its responsibilities with regard to the consolidated financial statements and internal accounting controls. The independent accountants have full and free access to the Audit Committee and meet with it to discuss auditing and financial reporting matters.

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent public accountants, for 2002, 2001, and 2000. Their audits were conducted in accordance auditing standards generally accepted in the United State of America and included a consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

                                 HORIZON BANCORP

                       SUMMARY OF SELECTED FINANCIAL DATA
         (Dollar Amounts In Thousands Except Per Share Data and Ratios)

                                                  2002          2001         2000         1999          1998
                                            ----------    ----------   ----------   ----------    ----------
EARNINGS
   Net interest income                      $   23,153    $   19,807   $   18,654   $   15,132    $   14,517
   Provision for loan losses                     1,625         1,505        2,010        1,100           820
   Total noninterest income                     10,249         9,521        6,856        5,882         5,453
   Total noninterest expense                    23,403        21,106       17,905       19,430        17,436
   Provision for income taxes                    2,778         2,592        1,812          675           460
                                            ----------    ----------   ----------   ----------    ----------
   Net income (loss) from continuing
     operations                                  5,596         4,125        3,783         (191)        1,254
   Cumulative effective of change in
   accounting for goodwill, net of tax             (97)
   Loss, net of tax, from discontinued
     operations                                                                           (163)         (171)
                                            ----------    ----------   ----------   ----------    ----------
   Net income (loss)                        $    5,499    $    4,125   $    3,783   $     (354)   $    1,083
                                            ==========    ==========   ==========   ==========    ==========
   Cash dividend declared                   $    1,211    $    1,179   $    1,228   $    1,218    $    1,237
                                            ==========    ==========   ==========   ==========    ==========

PER SHARE DATA
   Net income (loss) basic                  $     2.77    $     2.08   $     1.85   $     (.18)   $      .53
   Net income (loss) diluted                      2.75          2.08         1.85         (.18)          .53
   Cash dividends declared                         .61           .60          .60          .60           .60
   Book value at period end                      20.89         17.60        15.90        13.93         15.49
   Weighted average shares outstanding:
        Basic                                1,983,596     1,985,458    2,048,649    1,966,173     2,060,412
        Diluted                              2,002,254     1,985,458    2,048,649    1,966,173     2,060,412

PERIOD END TOTALS
   Loans, net of deferred loan fees and
     unearned income                        $  535,793    $  466,801   $  393,578   $  394,357    $  290,346
   Allowance for loan losses                     6,255         5,410        4,803        3,273         2,787
   Total assets                                720,130       587,945      531,776      525,996       416,154
   Total deposits                              489,259       419,599      386,348      363,668       322,401
   Total borrowings                            171,521       127,637      109,468      129,500        58,000

                                 HORIZON BANCORP

                       SUMMARY OF SELECTED FINANCIAL DATA
         (Dollar Amounts In Thousands Except Per Share Data and Ratios)

                                   (Continued)

                                               2002          2001          2000          1999           1998
                                            ----------    ----------    ----------    ----------     ----------
RATIOS
   Loan to deposit                              109.51%       111.25%       101.87%       108.44%         90.06%
   Loan to total funding                         79.56         85.30         79.38         84.14          77.14
   Return on average assets                        .86           .76           .73          (.08)           .29
   Average stockholders' equity to
     average total assets                         6.06          6.29          5.92          7.01           8.82
   Return on average stockholders' equity        14.21         12.11         12.41         (1.13)          3.27
   Dividend payout ratio (dividends
     divided by net income)                      22.02         28.85         32.43           N/A         114.25
   Price to book value ratio                    126.85        129.83         59.21         95.72          96.82
   Price to earnings ratio                        9.64         12.94          5.10           N/A          28.48

All share and per share amounts have been adjusted for the three-for-one stock split declared October 16, 2001.

                        HORIZON BANCORP AND SUBSIDIARIES

            HORIZON'S COMMON STOCK AND RELATED STOCKHOLDERS' MATTERS

Horizon common stock is traded on the NASDAQ Small Cap market under the symbol "HBNC." The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2002 and 2001. All amounts in the table have been adjusted for the three-for-one stock split declared October 16, 2001.

                                                            2002
                                           -------------------------------------
                                             COMMON STOCK PRICES       DIVIDENDS
                                           -----------------------     DECLARED
                                             HIGH           LOW        PER SHARE
                                           ---------     ---------     ---------
First Quarter                              $   23.60     $   18.62     $     .15
Second Quarter                                 23.30         19.60           .15
Third Quarter                                  23.00         19.61           .15
Fourth Quarter                                 26.50         21.75           .16

                                                            2001
                                           -------------------------------------
                                             COMMON STOCK PRICES       DIVIDENDS
                                           -----------------------     DECLARED
                                             HIGH           LOW        PER SHARE
                                           ---------     ---------     ---------
First Quarter                              $   12.67     $    9.21     $     .15
Second Quarter                                 14.17         12.33           .15
Third Quarter                                  14.33         13.50           .15
Fourth Quarter                                 23.50         14.17           .15

There can be no assurance as to the amount of future dividends on Horizon common stock since future dividends are subject to the discretion of the Board of Directors, cash needs, general business conditions and dividends from the bank subsidiary.

The approximate number of holders of outstanding common stock, based upon the number of record holders as of December 31, 2002 is 609.

FORM 10-K

Horizon will provide without charge to each stockholder upon written request to Mary McColl, Shareholder Relations, Horizon Bancorp, 515 Franklin Square, Michigan City, Indiana 46360, a copy of Horizon's Annual Report on Form 10-K, including the Financial Statements and schedules thereto required to be filed with the Securities and Exchange Commission for Horizon's most recent fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

This information is omitted from this report pursuant to General Instruction G.
(3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Proxy statement section captioned "Board of Directors."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy statement section captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Proxy statement section captioned "Common Stock Ownership by Directors and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy statement section captioned "Certain Business Relationships and Transactions."

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

      1. FINANCIAL STATEMENT

      See the Financial Statements included in Item 8.

      2. FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

      3. EXHIBITS

      The exhibits filed as part of this Annual Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensation plans or arrangements required to be filed as exhibits to this Report. Such Exhibit Index is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

      No Reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        HORIZON BANCORP
                                        Registrant

DATE:  March 21, 2003                   By:   /S/ CRAIG M. DWIGHT
                                            ---------------------
                                            Craig M. Dwight
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)

DATE:  March 21, 2003                   By :   /S/ JAMES H. FOGELSONG
                                             ------------------------
                                             James H. Foglesong
                                             Chief Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                                    SIGNATURE AND TITLE
----                                    -------------------


March 21, 2003                          /s/ Robert C. Dabagia
                                        ----------------------------------------
                                        Robert C. Dabagia, Chairman of the Board
                                        and Director


March 21, 2003                          /s/ Craig M. Dwight
                                        ----------------------------------------
                                        Craig M. Dwight, President and Chief
                                        Executive Officer and Director


March 21, 2003                          /s/ Susan D. Aaron
                                        ----------------------------------------
                                        Susan D. Aaron, Director


March 21, 2003                          /s/ Dale W. Alspaugh
                                        ----------------------------------------
                                        Dale W. Alspaugh, Director


March 21, 2003                          /s/ Charley E. Gillispie
                                        ----------------------------------------
                                        Charley E. Gillispie, Director


March 21, 2003                          /s/ Robert E. McBride
                                        ----------------------------------------
                                        Robert E. McBride, Director

March 21, 2003                          /s/ Peter L. Pairitz
                                        ----------------------------------------
                                        Peter L. Pairitz, Director


March 21, 2003                          /s/ Larry N. Middleton
                                        ----------------------------------------
                                        Larry N. Middleton, Director


March 21, 2003                          /s/ Bruce E. Rampage
                                        ----------------------------------------
                                        Bruce E. Rampage, Director


March 21, 2003                          /s/ Gene L. Rice
                                        ----------------------------------------
                                        Gene L. Rice, Director


March 21, 2003                          /s/ Robert E. Swinehart
                                        ----------------------------------------
                                        Robert E. Swinehart, Director


March 21, 2003                          /s/ Spero W. Valavanis
                                        ----------------------------------------
                                        Spero W. Valavanis, Director

                                 CERTIFICATIONS

I, Craig M. Dwight, certify that:

      1.    I have reviewed this annual report on Form 10-K of Horizon Bancorp;
            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this annual report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        HORIZON BANCORP


                                       By: /s/ Craig M. Dwight
                                           ------------------------------------
                                           Craig M. Dwight
                                           President and Chief Executive Officer

I, James H. Foglesong, certify that:

      1.    I have reviewed this annual report on Form 10-K of Horizon Bancorp;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this annual report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       HORIZON BANCORP

                                       By: /s/ James H. Foglesong
                                           -------------------------------------
                                           James H. Foglesong
                                           Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number    Description                         Incorporated by Reference/Attached
------    -----------                         ----------------------------------

3.1       Articles of Incorporation of        Incorporated by Reference to
          Horizon Bancorp, as amended         Exhibit 3.1 to Horizon's Form 10-Q
                                              for the Quarter Ended September
                                              30, 2001

3.2       Amended and Restated Bylaws of      Attached
          Horizon Bancorp (as adopted
          January 21, 2003)

10.1*     1987 Stock Option and Stock         Incorporated by Reference to
          Appreciation Rights Plan of         Exhibit 10.1 to Registrant's Form
          Horizon Bancorp, as amended         10-K for the Year Ended December
                                              31, 2001.

10.2*     Nonqualified Stock Option and       Incorporated by Reference to
          Stock Appreciation Rights           Exhibit 10.2 to Registrant's Form
          Agreement between Horizon Bancorp   10-K for the Year Ended December
          and Craig M. Dwight                 31, 2001

10.3*     Supplemental Employee Retirement    Incorporated by Reference to
          Plan, as amended                    Exhibit 10.3 to Registrant's Form
                                              10-K for the Year Ended December
                                              31, 2001

10.4*     1997 Key Employees Stock Option     Incorporated by Reference to
          and Stock Appreciation Rights       Exhibit 10.4 to Registrant's Form
          Plan                                10-K for the Year Ended December
                                              31, 1999

10.5*     Directors Deferred Compensation     Incorporated by Reference to
          Plan                                Exhibit 10.8 to Registrant's Form
                                              10-K for the Year Ended December
                                              31, 1999

10.6*     Employment Agreement between        Incorporated by Reference to
          Horizon Bank, N.A., and Lawrence    Exhibit 10.9 to Registrant's Form
          J. Mazur                            10-K for the Year Ended December
                                              31, 1999

10.7*     Form of Change of Control           Incorporated by Reference to
          Agreement                           Exhibit 10.10 to Horizon's Form
                                              10-K for the Year Ended December
                                              31, 1999

10.8*     Form of Amendment to Change in      Incorporated by Reference to
          Control Agreement and Schedule      Exhibit 10.8 to Registrant's Form
          Identifying Material Details of     10-K for the Year Ended December
          Individual Agreements               31, 2001

10.9*     Form of Amendment No. 1 to          Incorporated by Reference to
          Horizon Bancorp Stock Option and    Exhibit 10.1 to Registrant's Form
          Stock Appreciation Rights           10-Q for the Quarter Ended
          Agreement and Schedule              September 30, 2002
          Identifying Material Details of
          Individual Amendments

21        Subsidiaries of Horizon             Attached

23        Consent of BKD, LLP                 Attached

99.1      Certification of Craig M. Dwight    Attached
          Pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley
          Act of 2002

99.2      Certification of James H.           Attached
          Foglesong Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant
          to Section 906 of the
          Sarbanes-Oxley Act of 2002

*Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.