Form 10-Q
period 2003-03-31
HORIZON BANCORP /IN/
filed 2003-05-12
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                         Commission file number 0-10792

                                 HORIZON BANCORP
             (Exact name of registrant as specified in its charter)

                            INDIANA                                                   35-1562417
                            -------                                                   ----------
(State or other jurisdiction of incorporation or organization)        (I.R. S. Employer Identification No.)


          515 FRANKLIN SQUARE, MICHIGAN CITY, INDIANA                                    46360
          -------------------------------------------                                     -----
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

                              Yes  X      No

                                  ---        ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes         No  X
                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           1,982,700 at APRIL 30, 2003
                           ---------    ---------------

PART 1 -- FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                        HORIZON BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                                2003             2002
                                                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                                   $  24,669         $  23,568
   Interest-bearing demand deposits                                                                188               124
   Federal funds sold                                                                                -            12,000
                                                                                      --------------------------------------
         Cash and cash equivalents                                                              24,857            35,692
   Interest-bearing deposits                                                                       486               321
   Investment securities, available for sale                                                   145,335           109,453
   Loans held for sale                                                                           3,841            12,620
   Loans, net of allowance for loan losses of $6,491 and $6,255                                491,573           529,538
   Premises and equipment                                                                       15,757            15,794
   Federal Reserve and Federal Home Loan Bank stock                                              8,329             8,329
   Interest receivable                                                                           3,441             3,510
   Other assets                                                                                  4,062             4,873
                                                                                      --------------------------------------

         Total assets                                                                         $697,681          $720,130
                                                                                      ======================================

LIABILITIES
   Deposits
     Noninterest bearing                                                                     $  59,713         $  51,134
     Interest bearing                                                                          418,892           438,125
                                                                                      --------------------------------------
         Total deposits                                                                        478,605           489,259
   Short-term borrowings                                                                        23,273            24,409
   Federal Home Loan Bank advances                                                             135,712           147,112
   Guaranteed preferred beneficial interests in Horizon Bancorp's
     subordinated debentures                                                                    12,000            12,000
   Interest payable                                                                                735               857
   Other liabilities                                                                             4,704             5,083
                                                                                      --------------------------------------
         Total liabilities                                                                     655,029           678,720
                                                                                      --------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $.33 1/3 stated value
     Authorized, 15,000,000 shares
     Issued, 3,115,284 shares                                                                    1,038             1,038
   Additional paid-in capital                                                                   20,808            20,808
   Retained earnings                                                                            33,825            32,418
   Accumulated other comprehensive income                                                        2,506             2,671
   Less treasury stock, at cost, 1,129,587 shares                                              (15,525)          (15,525)
                                                                                      --------------------------------------
         Total stockholders' equity                                                             42,652            41,410
                                                                                      --------------------------------------

         Total liabilities and stockholders' equity                                           $697,681          $720,130
                                                                                      ======================================

See notes to consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                   ----------------------------------------
                                                                                           2003               2002
                                                                                       (UNAUDITED)         (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans receivable                                                                      $  8,511            $  8,262
   Investment securities:
     Taxable                                                                                1,276                 888
     Tax exempt                                                                               388                 126
                                                                                   ----------------------------------------
         Total interest income                                                             10,175               9,276
                                                                                   ----------------------------------------
INTEREST EXPENSE
   Deposits                                                                                 2,584               2,750
   Federal funds purchased and short-term borrowings                                           73                  16
   Federal Home Loan Bank advances                                                          1,483               1,244
   Subordinated debentures                                                                    150                  11
                                                                                   ----------------------------------------
         Total interest expense                                                             4,290               4,021
                                                                                   ----------------------------------------
NET INTEREST INCOME                                                                         5,885               5,255
   Provision for loan losses                                                                  375                 375
                                                                                   ----------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         5,510               4,880
                                                                                   ----------------------------------------
OTHER INCOME
   Service charges on deposit accounts                                                        724                 661
   Fiduciary activities                                                                       556                 553
   Commission income from insurance agency                                                     57                 176
   Income from reinsurance company                                                             14                  20
   Gain on sale of loans                                                                    1,021                 525
   Other income                                                                               417                 297
                                                                                   ----------------------------------------
         Total other income                                                                 2,789               2,232
                                                                                   ----------------------------------------
OTHER EXPENSES
   Salaries and employee benefits                                                           3,249               2,928
   Net occupancy expenses                                                                     440                 443
   Data processing and equipment expenses                                                     488                 558
   Other expenses                                                                           1,625               1,334
                                                                                   ----------------------------------------
         Total other expenses                                                               5,802               5,263
                                                                                   ----------------------------------------
INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR GOODWILL                                                                  2,497               1,849
   Income tax expense                                                                         773                 647
                                                                                   ----------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR GOODWILL                      1,724               1,202
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR GOODWILL (NET OF
   INCOME TAXES $63)                                                                            -                 (97)
                                                                                   ----------------------------------------
NET INCOME                                                                                $ 1,724             $ 1,105
                                                                                   ========================================
BASIC EARNINGS PER SHARE
Before Cumulative Effect of a Change in Accounting for Goodwill                             $.87                $.61
Cumulative Effect of a Change in Accounting for Goodwill                                       -                (.05)
                                                                                   ----------------------------------------
                                                                                            $.87                $.56
                                                                                   ========================================
DILUTED EARNINGS PER SHARE
Before Cumulative Effect of a Change in Accounting for Goodwill                             $.84                $.61
Cumulative Effect of a Change in Accounting for Goodwill                                       -                (.05)
                                                                                   ----------------------------------------
                                                                                            $.84                $.56
                                                                                   ========================================

See notes to consolidated financial statements.

                   HORIZON BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (UNAUDITED)
                  (Table Dollar Amounts in Thousands)

                                                                                        ACCUMULATED

                                         ADDITIONAL                                       OTHER
                               COMMON      PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE    TREASURY
                                STOCK      CAPITAL         INCOME         EARNINGS        INCOME          STOCK       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2002     $1,038     $20,808                         $32,418        $2,671        $(15,525)     $41,410
   Net income                                                $1,724          1,724                                      1,724
   Other comprehensive
     income, net of tax,
     unrealized losses on
     securities                                                (165)                        (165)                        (165)
                                                     --------------------

   Comprehensive income                                      $1,559
                                                     ====================
   Cash dividends ($.16 per

     share)                                                                   (317)                                      (317)
                             -------------------------                  -------------------------------------------------------

BALANCES, MARCH 31, 2003        $1,038      $20,808                        $33,825        $2,506         $(15,525)    $42,652
                             =========================                  =======================================================


See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                    THREE MONTHS
                                                                                                   ENDED MARCH 31
                                                                                          ----------------------------------
                                                                                                2003             2002
                                                                                             (UNAUDITED)     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                    $1,724         $  1,105
   Items not requiring (providing) cash
     Provision for loan losses                                                                      375              375
     Depreciation and amortization                                                                  363              377
     Goodwill impairment                                                                              -              160
     Deferred income tax                                                                            445              576
     Investment securities amortization, net                                                        129               35
     Gain on sale of loans                                                                       (1,021)            (526)
     Proceeds from sales of loans                                                                76,806           34,880
     Loans originated for sale                                                                  (67,006)         (31,434)
     Loss on sale of other real estate owned                                                          -                3
     Deferred loan fees                                                                              (3)               4
     Unearned income                                                                               (102)             (74)
     Loss on sale of fixed assets                                                                     5
     Net change in
       Interest receivable                                                                           69              227
       Interest payable                                                                            (122)              54
       Other assets                                                                                 487              (44)
       Other liabilities                                                                           (379)            (480)
                                                                                          ----------------------------------
         Net cash provided by operating activities                                               11,770            5,238
                                                                                          ----------------------------------
INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                         (165)              (2)
   Purchases of securities available for sale                                                   (45,653)         (17,932)
   Proceeds from maturities, calls, and principal repayments
     of securities available for sale                                                             9,356            4,830
   Net change in loans                                                                           37,618           46,297
   Recoveries on loans previously charged-off                                                        77              186
   Purchases of premises and equipment                                                                                88
   Purchase of Federal Reserve and Federal Home Loan Bank stock                                    (331)            (240)
                                                                                          ----------------------------------
         Net cash provided by investing activities                                                  902           33,227
                                                                                          ----------------------------------
FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                   (10,654)         (22,875)
     Short-term borrowings                                                                       (1,136)          (4,487)
   Federal Home Loan Bank advance                                                                15,200           49,800
   Repayment of Federal Home Loan Bank advance                                                  (26,600)         (30,000)
   Proceeds from issuance of trust preferred securities                                               -           12,000
   Dividends paid                                                                                  (317)            (298)
                                                                                          ----------------------------------
         Net cash provided (used) by financing activities                                       (23,507)           4,140
                                                                                          ----------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENT                                                          (10,835)          42,605

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   35,692           18,628
                                                                                          ----------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $24,857          $61,233
                                                                                          ==================================
ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                                 $4,412         $  3,967
   Income tax paid                                                                                  535               90

See notes to consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)


NOTE 1 -- ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and Horizon Statutory Trust I (Trust). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2003 and March 31, 2002 are not necessarily indicative of the operating results for the full year of 2003 or 2002. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon's Form 10-K annual report for 2002 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2002 has been derived from the audited balance sheet of Horizon as of that date.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the first quarter of 2002, the outstanding stock options were not included in the computation of diluted EPS because the contracts could be settled in common stock or in cash at the election of the option holder. Historically, all contracts had been settled in cash and it was anticipated that the exercise of future contracts would also be settled in cash. In August 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $22 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon's stock price exceeds $22 per share, therefore the option becomes potentially dilutive at $22 per share or higher. The number of shares used in the computation of basic earnings per share is 1,982,700 and 1,985,700 for the three-month period ended March 31, 2003 and 2002. The number of shares used in the computation of diluted earnings per share for the three-month period ended March 31,2003 is 2,045,960. There were no dilutive securities outstanding during the three-month period ended March 31, 2002.

Horizon accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                   HORIZON BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Table Dollar Amounts in Thousands)

THREE-MONTHS ENDED MARCH 31                                                         2003                  2002
------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                  $1,724               $1,105
Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes                                                                            (49)                  --
                                                                            --------------------------------------------

Pro forma net income                                                                     $1,675               $1,105
                                                                            ============================================

Earnings per share:
    Basic - as reported                                                                   $.87                 $.56
    Basic - pro forma                                                                     $.84                 $.56
    Diluted - as reported                                                                 $.84                 $.56
    Diluted - pro forma                                                                   $.82                 $.56


NOTE 2 -- INVESTMENT SECURITIES

                                                                                      2003

                                                      ----------------------------------------------------------------------
                                                                             GROSS            GROSS
                                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR
MARCH 31                                                   COST              GAINS            LOSSES            VALUE
----------------------------------------------------------------------------------------------------------------------------
Available for sale

   U. S. Treasury and federal agencies                      $22,590          $     80           $   (2)          $22,668
   State and municipal                                       38,175             1,975               (4)           40,146
   Federal agency collateralized mortgage
     obligations                                             39,409               639              (72)           39,976
   Federal agency mortgage backed pools
                                                             41,056             1,250              (11)           42,295
   Corporate Notes                                              250                                                  250
                                                      ----------------------------------------------------------------------

         Total investment securities                       $141,480            $3,944             $(89)         $145,335
                                                      ======================================================================

                                                                                     2002

                                                    ------------------------------------------------------------------------
                                                                             GROSS            GROSS
                                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR
DECEMBER 31                                                COST              GAINS            LOSSES            VALUE
----------------------------------------------------------------------------------------------------------------------------
Available for sale

   U. S. Treasury and federal agencies                   $    5,979         $      93                         $    6,072
   State and Municipal                                       35,504             1,611                             37,115
   Federal agency collateralized mortgage
     obligations                                             18,697               828                             19,525
   Federal agency mortgage backed pools                      45,164             1,582              $(5)           46,741
                                                    ------------------------------------------------------------------------
         Total investment securities                       $105,344            $4,114              $(5)         $109,453
                                                    ========================================================================

                        HORIZON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities available for sale at March 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 AVAILABLE FOR SALE
                                                                                         -----------------------------------
                                                                                             AMORTIZED           FAIR
                                                                                                COST            VALUE
----------------------------------------------------------------------------------------------------------------------------
Within one year                                                                               $  1,990          $  2,045
One to five years                                                                               22,735            23,103
Five to ten years                                                                                5,890             6,209
After ten years                                                                                 30,400            31,707
                                                                                         -----------------------------------
                                                                                                61,015            63,064
Federal agency collateral mortgage obligations                                                  39,409            39,976
Federal agency mortgage backed pools                                                            41,056            42,295
                                                                                         -----------------------------------

                                                                                              $141,480          $145,335
                                                                                         ===================================

There were no sales of securities available for sale during the three months ending March 31, 2003.

NOTE 3 -- LOANS

                                                                                              MARCH 31,         December 31,
                                                                                                 2003              2002
----------------------------------------------------------------------------------------------------------------------------
Commercial loans                                                                               $113,230          $111,897
Mortgage warehouse loans                                                                        236,204           268,452
Real estate loans                                                                                64,726            73,910
Installment loans                                                                                83,904            81,534
                                                                                        ------------------------------------
                                                                                                498,064           535,793
Allowance for loan losses                                                                        (6,491)           (6,255)
                                                                                        ------------------------------------

         Total loans                                                                           $491,573          $529,538
                                                                                        ====================================

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

                                                                                              MARCH 31,         December 31,
                                                                                                 2003              2002
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
   Balances, beginning of period                                                                 $6,255            $5,410
   Provision for losses, operations                                                                 375             1,625
   Recoveries on loans                                                                               77               417
   Loans charged off                                                                               (216)           (1,197)
                                                                                        ------------------------------------

         Balances, end of period                                                                 $6,491            $6,255
                                                                                        ====================================

                   HORIZON BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Table Dollar Amounts in Thousands)

NOTE 5 -- NONPERFORMING ASSETS

                                                                                              MARCH 31,         December 31,
                                                                                                 2003              2002
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                             $1,104           $1,293
Other real estate owned                                                                            116                0
                                                                                        ------------------------------------

         Total nonperforming assets                                                             $1,220           $1,293
                                                                                        ====================================

NOTE 6 -- GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002, were:

                                                                                             2003                2002
                                                                                      ----------------------------------------
Balance as of January 1                                                                      $158               $1,032
   Impairment loss                                                                             -                  (160)
                                                                                      ----------------------------------------

           Balance as of March 31                                                            $158                $872
                                                                                      ========================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        HORIZON BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Horizon's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the Horizon's future activities and operating results include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory changes, U.S. monetary and fiscal policies, demand for products and services, deposit flows, competition and accounting policies, principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

INTRODUCTION

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements included in Item 8 on Form 10-K contain a summary of the Company's significant accounting policies and are presented on pages 35-38 of Form 10-K for 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on a historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

                        HORIZON BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


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

Horizon considers the allowance for loan losses of $6.491 million adequate to cover losses inherent in the loan portfolio as of March 31, 2003. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management's ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.

FINANCIAL CONDITION

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2003, cash and cash equivalents decreased by approximately $11 million. These funds along with funds provided by a decline in loans were used primarily to purchase additional investment securities and pay down FHLB debt. At March 31, 2003, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $90 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2002 to March 31, 2003.

Capital Resources

The capital resources of Horizon and Bank exceed regulatory capital ratios for "well capitalized" banks at March 31, 2003. Stockholders' equity totaled $42.652 million as of March 31, 2003 compared to $41.410 million as of December 31, 2002. The change in stockholders' equity during the three months ended March 31, 2002 is the result of net income, net of dividends declared, and a decrease in the market value of investment securities available for sale. At March 31, 2003, the ratio of stockholders' equity to assets was 6.11% compared to 5.75% at December 31, 2002.

                        HORIZON BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


During the course of a periodic examination by the Bank's regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank's mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank's risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at March 31, 2003.

There have been no other material changes in Horizon's capital resources from December 31, 2002 to March 31, 2003.

Material Changes in Financial Condition - March 31, 2003 compared to December 31, 2002

During the first quarter of 2003, loans outstanding declined approximately $38 million. This decline occurred primarily in the mortgage warehouse area and is related to a general slow down in residential mortgage refinance activity. The funds generated by the decline in loans were invested in primarily short-term investment securities. Deposits declined approximately $11 million during the quarter. The decline came primarily in public funds and other short term negotiable Certificates of Deposit brought in to fund the fourth quarter growth in mortgage warehouse loans. FHLB advances were repaid as these funds were no longer needed to support loan activity. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.

There have been no other material changes in the financial condition of Horizon from December 31, 2002 to March 31, 2003.

RESULTS OF OPERATIONS

Material Changes in Results of Operations - March 31, 2003 Compared to March 31, 2002

During the three months ended March 31, 2003, net income totaled $1.724 million or $.84 per diluted share compared to $1.105 million or $.56 per diluted share for the same period in 2002. Net income before a cumulative effect of a change in accounting for goodwill was $1.202 million or $.61 per share for the three months ended March 31, 2002.

Net interest income was $5.885 million for the three months ended March 31, 2003, compared to $5.255 million for the same period 2002. The increase was the result of an increase in average earning assets over the first quarter of 2002 of approximately $146 million.

The provision for loan losses totaled $375 thousand for the three months ended March 31, 2003 which is the same as the provision taken in the first quarter of 2002. The allowance for loan losses to total loans is 1.30% at March 31, 2003 compared to 1.33% at December 31, 2002.

Total noninterest income was $2.789 million for the three months ended March 31, 2003 compared to $2.232 million for the same period in 2002. This increase relates primarily to an increased gain on the sale of loans into the secondary market. During the first quarter of 2003, the gain on sale of mortgage loans totaled $1.021 million based on the sale of approximately $51.4 million of mortgage loans. This compares to a gain of $525 thousand based on the sale of approximately $30.7 million in the first quarter of 2002.

                        HORIZON BANCORP AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


Noninterest expense increased $539 thousand or 10.2% for the three months ended March 31, 2003 compared to the same period in 2002. The increase relates to commissions paid to mortgage loan originators and additional staffing for new market expansion. Also professional fees increased due to additional reporting requirements and revisions to Horizon's Articles of Incorporation.

There have been no other material changes in the results of operations of Horizon for three months ending March 31, 2003 and 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon's 2002 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2002 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

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

                        HORIZON BANCORP AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003


ITEM 1.  LEGAL PROCEEDINGS

    Not Applicable

ITEM 2.  CHANGES IN SECURITIES

    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                      Exhibit 11. Statement Regarding Computation of Per Share Earnings

                      Exhibit 99.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b) No reports on Form 8-K were filed during the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HORIZON BANCORP
May 9, 2003                              /s/ Craig M. Dwight
---------------                     ------------------------------------------
Date:                               BY:  Craig M. Dwight
                                         President and Chief Executive Officer


May 9, 2003                             /s/ James F. Foglesong
---------------                     ------------------------------------------
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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      May 9, 2003
     ----------------------

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 9, 2003
     ----------------------

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