Form 10-Q
period 2003-06-30
HORIZON BANCORP /IN/
filed 2003-08-12
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

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

                                    Yes  X    No
                                        ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes       No  X
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,987,500 at AUGUST 4, 2003
                                       --------------

PART 1 -- FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                        HORIZON BANCORP AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)

                                                                                       JUNE 30,
                                                                                        2003           DECEMBER 31,
                                                                                     (UNAUDITED)           2002

-------------------------------------------------------------------------------------------------------------------

ASSETS

   Cash and due from banks                                                            $  30,783         $  23,568
   Interest-bearing demand deposits                                                       2,310               124
   Federal funds sold                                                                                      12,000
                                                                                      ---------         ---------
         Cash and cash equivalents                                                       33,093            35,692
   Interest-bearing deposits                                                                536               321
   Investment securities, available for sale                                            154,617           109,453
   Loans held for sale                                                                    4,927            12,620
   Loans, net of allowance for loan losses of $6,622 and $6,255                         552,662           529,538
   Premises and equipment                                                                15,674            15,794
   Federal Reserve and Federal Home Loan Bank stock                                       9,759             8,329
   Interest receivable                                                                    3,448             3,510
   Other assets                                                                           4,399             4,873
                                                                                      ---------         ---------

         Total assets                                                                 $ 779,115         $ 720,130
                                                                                      =========         =========

LIABILITIES

   Deposits

     Noninterest bearing                                                              $  58,197         $  51,134
     Interest bearing                                                                   431,245           438,125
                                                                                      ---------         ---------
         Total deposits                                                                 489,442           489,259
   Short-term borrowings                                                                 48,252            24,409
   Federal Home Loan Bank advances                                                      178,478           147,112
   Guaranteed preferred beneficial interests in Horizon Bancorp's subordinated
     debentures                                                                          12,000            12,000
   Interest payable                                                                         697               857
   Other liabilities                                                                      5,320             5,083
                                                                                      ---------         ---------
         Total liabilities                                                              734,189           678,720
                                                                                      ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     Authorized, 1,000,000 shares
     No shares issued

   Common stock, $.33 1/3 stated value
     Authorized, 15,000,000 shares
     Issued, 3,120,084 and 3,115,284 shares                                               1,040             1,038
   Additional paid-in capital                                                            20,925            20,808
   Retained earnings                                                                     35,283            32,418
   Accumulated other comprehensive income                                                 3,203             2,671
   Less treasury stock, at cost, 1,132,587 shares                                       (15,525)          (15,525)
                                                                                      ---------         ---------
         Total stockholders' equity                                                      44,926            41,410
                                                                                      ---------         ---------

         Total liabilities and stockholders' equity                                   $ 779,115         $ 720,130
                                                                                      =========         =========


See notes to condensed consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30                       JUNE 30
                                                                ------------------------------------------------------------
                                                                    2003             2002             2003            2002
                                                                 (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                                                 -----------     -----------      -----------     -----------
INTEREST INCOME

   Loans receivable                                               $  8,739         $  8,221         $ 17,250        $ 16,483
   Investment securities

     Taxable                                                         1,004            1,471            2,280           2,359
     Tax exempt                                                        512              344              900             470
                                                                  --------         --------         --------        --------
         Total interest income                                      10,255           10,036           20,430          19,312
                                                                  --------         --------         --------        --------

INTEREST EXPENSE

   Deposits                                                          2,412            2,695            4,996           5,385
   Federal funds purchased and short-term borrowings                   107               74              180             170
   Federal Home Loan Bank advances                                   1,603            1,657            3,086           2,881
   Subordinated debentures                                             148              170              298             181
                                                                  --------         --------         --------        --------
         Total interest expense                                      4,270            4,596            8,560           8,617
                                                                  --------         --------         --------        --------

NET INTEREST INCOME                                                  5,985            5,440           11,870          10,695
   Provision for loan losses                                           375              375              750             750
                                                                  --------         --------         --------        --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  5,610            5,065           11,120           9,945
                                                                  --------         --------         --------        --------

OTHER INCOME

   Service charges on deposit accounts                                 804              722            1,528           1,383
   Fiduciary activities                                                631              630            1,187           1,183
   Commission income from insurance agency                              78              159              135             335
   Income from reinsurance company                                      15                8               29              28
   Gain on sale of loans                                             1,190              453            2,211             978
   Loss on sale of securities                                           (6)                               (6)
   Other income                                                        346              169              763             466
                                                                  --------         --------         --------        --------
         Total other income                                          3,058            2,141            5,847           4,373
                                                                  --------         --------         --------        --------

OTHER EXPENSES

   Salaries and employee benefits                                    3,455            3,103            6,704           6,031
   Net occupancy expenses                                              431              399              871             842
   Data processing and equipment expenses                              535              549            1,023           1,107
   Other expenses                                                    1,734            1,328            3,359           2,662
                                                                  --------         --------         --------        --------
         Total other expenses                                        6,155            5,379           11,957          10,642
                                                                  --------         --------         --------        --------

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR GOODWILL                                           2,513            1,827            5,010           3,676

   Income tax expense                                                  738              536            1,511           1,183
                                                                  --------         --------         --------        --------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR
   GOODWILL                                                          1,775            1,291            3,499           2,493

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR GOODWILL (NET
   OF INCOME TAXES OF $63)                                                                                               (97)
                                                                  --------         --------         --------        --------
NET INCOME                                                        $  1,775         $  1,291         $  3,499
                                                                                                                    $  2,396
                                                                  ========         ========         ========        ========

BASIC EARNINGS PER SHARE

Before Cumulative Effect of a Change in Accounting for Goodwill   $    .89         $    .65         $   1.76        $   1.26
Cumulative Effect of a Change in Accounting for Goodwill                                                                (.05)
                                                                  --------         --------         --------        --------
                                                                  $    .89         $    .65         $   1.76        $   1.21
                                                                  ========         ========         ========        ========

DILUTED EARNINGS PER SHARE

Before Cumulative Effect of a Change in Accounting for Goodwill   $    .86         $    .65         $   1.70        $   1.26
Cumulative Effect of a Change in Accounting for Goodwill                                                                (.05)
                                                                  --------         --------         --------        --------

                                                                  $    .86         $    .65         $   1.70        $   1.21
                                                                  ========         ========         ========        ========

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       (Table Dollar Amounts in Thousands)

                                         ADDITIONAL                                        OTHER
                               COMMON      PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE     TREASURY
                                STOCK      CAPITAL         INCOME         EARNINGS        INCOME          STOCK       TOTAL
                               ------    ----------     -------------     --------     -------------     --------     -----

BALANCES, DECEMBER 31, 2002     $1,038     $20,808                         $32,418        $2,671        $(15,525)     $41,410

   Net income                                                $3,499          3,499                                      3,499
   Other comprehensive
     income, net of tax,
     unrealized gains on
     securities                                                 532                          532                          532
                                                             ------

   Comprehensive income                                      $4,031
                                                             ======
   Exercise of stock options         2          104                                                                       106

   Tax benefit related to
     stock options                               13                                                                        13
   Cash dividends ($.16 per
     share)                                                                   (634)                                      (634)
                                ------      -------                        -------        ------         --------     -------

BALANCES, JUNE 30, 2003         $1,040      $20,925                        $35,283        $3,203         $(15,525)    $44,926
                                ======      =======                        =======        ======         ========     =======



See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                 SIX MONTHS ENDED JUNE 30
                                                                                              -----------------------------
                                                                                                 2003               2002
                                                                                              (UNAUDITED)       (UNAUDITED)
                                                                                              -----------       -----------

OPERATING ACTIVITIES

   Net income                                                                                   $   3,499         $   2,396
   Items not requiring (providing) cash
     Provision for loan losses                                                                        750               750
     Depreciation and amortization                                                                    743               734
     Federal Home Loan Bank stock dividend                                                           (104)
     Goodwill impairment                                                                                                160
     Deferred income tax                                                                             (655)             (103)
     Investment securities amortization, net                                                          639
     Gain on sale of loans                                                                         (2,211)             (978)
     Proceeds from sales of loans                                                                 146,592            65,777
     Loans originated for sale                                                                   (136,688)          (59,524)
     Loss on sale of other real estate owned                                                                            100
     Deferred loan fees                                                                               (17)               (1)
     Unearned income                                                                                 (193)              (66)
     Loss on sale of securities                                                                         6
     Loss on sale of fixed assets                                                                       4
     Net change in
       Interest receivable                                                                             62               (69)
       Interest payable                                                                              (160)              (53)
       Other assets                                                                                   842               853
       Other liabilities                                                                              237              (221)
                                                                                                ---------         ---------
         Net cash provided by operating activities                                                 13,346             9,755
                                                                                                ---------         ---------

INVESTING ACTIVITIES

   Net change in interest-bearing deposits                                                           (215)               (4)
   Purchases of securities available for sale                                                     (94,868)          (63,261)
   Proceeds from maturities, calls, and principal repayments of securities available for           33,575            12,255
     sale
   Proceeds from sale of securities                                                                16,313
   Purchase of Federal Home Loan Bank or Federal Reserve Bank stock                                (1,326)             (750)
   Net change in loans                                                                            (23,811)           31,080
   Recoveries on loans previously charged-off                                                         147               259
   Purchases of premises and equipment                                                               (637)             (182)
                                                                                                ---------         ---------
         Net cash used in investing activities                                                    (70,822)          (20,603)
                                                                                                ---------         ---------

FINANCING ACTIVITIES

   Net change in
     Deposits                                                                                         183            17,033
     Short-term borrowings                                                                         23,843            (5,648)
   Federal Home Loan Bank advance                                                                 102,998            80,164
   Repayment of Federal Home Loan Bank advance                                                    (71,632)          (50,029)
   Proceeds from issuance of trust preferred securities                                                              12,000
   Issuance of stock                                                                                  119
   Dividends paid                                                                                    (634)             (596)
   Purchase of treasury stock                                                                                           (62)
                                                                                                ---------         ---------
         Net cash provided by financing activities                                                 54,877            52,862
                                                                                                ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENT                                                             (2,599)           42,014

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     35,692            18,628
                                                                                                ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  33,093         $  60,642
                                                                                                =========         =========

ADDITIONAL CASH FLOWS INFORMATION

   Interest paid                                                                                $   8,720         $   8,670
   Income tax paid                                                                                  1,600             1,505


See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 -- ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and Horizon Statutory Trust I (Trust). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2003 and June 30, 2002 are not necessarily indicative of the operating results for the full year of 2003 or 2002. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the first six months of 2002, the outstanding stock options were not included in the computation of diluted EPS because the contracts could be settled in common stock or in cash at the election of the option holder. Historically, all contracts had been settled in cash and it was anticipated that the exercise of future contracts would also be settled in cash. In August 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $22 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon's stock price exceeds $22 per share, therefore the option becomes potentially dilutive at $22 per share or higher. The number of shares used in the computation of basic earnings per share is 1,983,438 and 1,984,507 for the six-month period ended June 30, 2003 and 2002. The number of shares used in the computation of diluted earnings per share for the six-month period ended June 30,2003 is 2,073,172. There were no dilutive securities outstanding during the six-month period ended June 30, 2002.

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

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

THREE MONTHS ENDED JUNE 30                                                               2003              2002
--------------------------                                                               ----              ----
Net income, as reported                                                              $   1,775         $   1,291
Less:  Total stock-based employee compensation cost determined under the fair
    value based method, net of income taxes                                                (14)                0
                                                                                     ---------         ---------

Pro forma net income                                                                 $   1,761         $   1,291
                                                                                     =========         =========

Earnings per share:
    Basic - as reported                                                              $     .89         $     .65
    Basic - pro forma                                                                      .89               .65
    Diluted - as reported                                                                  .86               .65
    Diluted - pro forma                                                                    .85               .65


SIX MONTHS ENDED JUNE 30                                                                 2003              2002
------------------------                                                                 ----              ----

Net income, as reported                                                              $   3,499         $   2,396
Less:  Total stock-based employee compensation cost determined under the fair
    value based method, net of income taxes                                                (63)                0
                                                                                     ---------         ---------

Pro forma net income                                                                 $   3,436         $   2,396
                                                                                     =========         =========

Earnings per share:
    Basic - as reported                                                              $    1.76         $    1.21
    Basic - pro forma                                                                     1.73              1.21
    Diluted - as reported                                                                 1.70              1.21
    Diluted - pro forma                                                                   1.67              1.21

NOTE 2 -- INVESTMENT SECURITIES

                                                                                      2003
                                                      ----------------------------------------------------------------------
                                                                             GROSS            GROSS
                                                                          UNREALIZED        UNREALIZED           FAIR
JUNE 30                                                AMORTIZED COST        GAINS            LOSSES            VALUE
-------                                               ----------------- ---------------- ----------------- -----------------

Available for sale
   U. S. Treasury and federal agencies                    $  42,814           $   187                          $  43,001
   State and municipal                                       54,061             3,337             $(13)           57,385
   Federal agency collateralized mortgage
     obligations                                             16,618               330                             16,948
   Federal agency mortgage backed pools                      35,596             1,065               (3)           36,658
   Corporate Notes                                              600                25                                625
                                                          ---------           -------             ----          --------

         Total investment securities                       $149,689           $ 4,944             $(16)         $154,617
                                                          =========           =======             ====          ========


                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

                                                                                2002
                                                      --------------------------------------------------------
                                                                        GROSS           GROSS
                                                      AMORTIZED      UNREALIZED      UNREALIZED          FAIR
DECEMBER 31                                             COST             GAINS          LOSSES           VALUE
-----------                                           ---------      ----------      ----------          -----
Available for sale
   U. S. Treasury and federal agencies                $  5,979        $     93                         $  6,072
   State and Municipal                                  35,504           1,611                           37,115
   Federal agency collateralized mortgage
     obligations                                        18,697             828                           19,525
   Federal agency mortgage backed pools                 45,164           1,582        $     (5)          46,741
                                                      --------        --------        --------         --------
         Total investment securities                  $105,344        $  4,114        $     (5)        $109,453
                                                      ========        ========        ========         ========

The amortized cost and fair value of securities available for sale at June 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                       AVAILABLE FOR SALE
                                                                               -------------------------------
                                                                                   AMORTIZED           FAIR
                                                                                      COST            VALUE
                                                                                   ---------          -----
Within one year                                                                   $    1,991        $    2,031
One to five years                                                                     34,461            35,424
Five to ten years                                                                     13,232            13,366
After ten years                                                                       47,791            50,190
                                                                                  ----------        ----------
                                                                                      97,475           101,011
Federal agency collateralized mortgage obligations                                    16,618            16,948
Federal agency mortgage backed pools                                                  35,596            36,658
                                                                                  ----------        ----------

                                                                                  $  149,689        $  154,617
                                                                                  ==========        ==========

Realized net gains and (losses) on the sale of securities available for sale are summarized below as follows:

FOR THE PERIOD ENDED JUNE 30                                                                   2003
----------------------------                                                                   ----

Realized gains                                                                                 $ 93
Realized losses                                                                                 (99)
                                                                                               ----

Net realized losses                                                                            $ (6)
                                                                                               ====

Proceeds from the sales of securities available for sale was $16,313,000 for the six month period ended June 30, 2003. There were no sales of securities available for sale for the six month period ending June 30, 2002.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 3 -- LOANS

                                           JUNE 30,       December 31,
                                            2003             2002
                                           --------       ------------
Commercial loans                          $ 129,740         $ 111,897
Mortgage warehouse loans                    282,030           268,452
Real estate loans                            58,262            73,910
Installment loans                            89,252            81,534
                                          ---------         ---------
                                            559,284           535,793
Allowance for loan losses                    (6,622)           (6,255)
                                          ---------         ---------

         Total loans                      $ 552,662         $ 529,538
                                          =========         =========

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

                                           JUNE 30,      December 31,
                                            2003            2002
                                           --------      ------------

Allowance for loan losses
   Balances, beginning of period           $ 6,255         $ 5,410
   Provision for losses, operations            750           1,625
   Recoveries on loans                         147             417
   Loans charged off                          (530)         (1,197)
                                           -------         -------

         Balances, end of period           $ 6,622         $ 6,255
                                           =======         =======


NOTE 5 -- NONPERFORMING ASSETS

                                           JUNE 30,      December 31,
                                            2003            2002
                                           --------      ------------

Nonperforming loans                         $1,656          $1,293
Other real estate owned                        142               0
                                            ------          ------

         Total nonperforming assets         $1,798          $1,293
                                            ======          ======

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 6 -- GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 and 2002, were:

                                          2003            2002
                                          ----            ----

Balance as of January 1                  $  158         $1,032
Impairment loss                                           (160)
                                         ------         ------

           Balance as of March 31        $  158         $  872
                                         ======         ======


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Horizon's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on Horizon's future activities and operating results include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory changes, U.S. monetary and fiscal policies, demand for products and services, deposit flows, competition and accounting policies, principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003


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

Horizon considers the allowance for loan losses of $6.622 million adequate to cover losses inherent in the loan portfolio as of June 30, 2003. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management's ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.

FINANCIAL CONDITION

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 2003, cash and cash equivalents decreased by approximately $2.6 million. These funds along with funds provided by a additional FHLB debt and other short-term borrowings were used primarily to purchase additional investment securities and fund loan growth. At June 30, 2003, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $90 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2002 to June 30, 2003.

Capital Resources
-----------------

The capital resources of Horizon and Bank exceed regulatory capital ratios for "well capitalized" banks at June 30, 2003. Stockholders' equity totaled $44.926 million as of June 30, 2003 compared to $41.410 million as of December 31, 2002. The change in stockholders' equity during the six months ended June 30, 2003 is the result of net income, net of dividends declared, an increase in the market value of investment securities available for sale and the issuance of new shares related to the exercise of stock options. At June 30, 2003, the ratio of stockholders' equity to assets was 5.77% compared to 5.75% at December 31, 2002.

During the course of a periodic examination by the Bank's regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank's mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank's risk-based capital ratios. Management believes that it has

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003


properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at June 30, 2003.

There have been no other material changes in Horizon's capital resources from December 31, 2002 to June 30, 2003.

Material Changes in Financial Condition - June 30, 2003 compared to December 31,
--------------------------------------------------------------------------------
2002
----

During the first six months of 2003, investment securities increased approximately $45 million and loans outstanding increased approximately $23 million. The increased investments were primarily short term but did include approximately $15 million of tax exempt municipal securities which were match funded against a specific borrowing at the FHLB. This transaction locked in an interest spread of approximately 174 basis points. The increase in loans outstanding occurred primarily in the mortgage warehouse area and is related to an increase in residential mortgage refinance activity. Real estate loans declined due to refinance activity as the new loans are sold into the secondary market. Commercial loans increased primarily in loans secured by commercial real estate.

Deposits were fairly level during the period. The decline in interest bearing deposits, primarily short term negotiable Certificates of Deposit, was offset by an increase in noninterest bearing deposits primarily from public funds.

Short-term borrowings increased approximately $24 million, primarily from Federal Funds purchased. FHLB advances increased approximately $31 million to fund long-term investments mentioned above and short-term advances were used to fund the loan growth were repaid as these funds were no longer needed to support loan activity. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.There have been no other material changes in the financial condition of Horizon from December 31, 2002 to June 30, 2003.

RESULTS OF OPERATIONS

Material Changes in Results of Operations - Three months ended June 30, 2003
----------------------------------------------------------------------------
compared to the three months ended June 30, 2002
------------------------------------------------

During the three months ended June 30, 2003, net income totaled $1.775 million or $.86 per diluted share compared to $1.291 million or $.65 per diluted share for the same period in 2002.

Net interest income was $5.985 million for the three months ended June 30, 2003, compared to $5.440 million for the same period 2002. The increase was the result of an increase in average earning assets over the same period of 2002 of approximately $104 million. This is partly offset by a decline in net interest margin from 3.82% for the first six months of 2002 to 3.58% due to continued downward pressure on interest rates.

Total noninterest income was $3.058 million for the three months ended June 30, 2003 compared to $2.141 million for the same period in 2002. This increase relates primarily to an increased gain on the sale of loans into the secondary market. During the three months ended June 30, 2003, the gain on sale of mortgage loans totaled $1.190 million based on the sale of approximately $59.7million of mortgage loans. This compares to a gain of $453 thousand based on the sale of approximately $20.3 million in the same period of the prior year.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003


Noninterest expense increased $776 thousand or 14.4% for the three months ended June 30, 2003 compared to the same period in 2002. The increase relates to commissions paid to mortgage loan originators and additional staffing for new market expansion. Also loan expense increased due to additional loan volume.

There have been no other material changes in the results of operations of Horizon for the three months ending June 30, 2003 and 2002.

Material Changes in Results of Operations - Six months ended June 30, 2003
--------------------------------------------------------------------------
compared to the six months ended June 30, 2002
----------------------------------------------

During the six months ended June 30, 2003, net income totaled $3.499 million or $1.70 per diluted share compared to $2.396 million or $1.21 per diluted share for the same period in 2002. Net income before a cumulative effect of a change in accounting for goodwill was $2.493 million or $1.26 per share for the six months ended June 30, 2002.

Net interest income was $11.870 million for the six months ended June 30, 2003, compared to $10.695 million for the same period 2002. The increase was the result of an increase in average earning assets over the same period of 2002 of approximately $101 million. This is partly offset by a decline in net interest margin from 3.92% for the first six months of 2002 to 3.60% due to continued downward pressure on interest rates.

The provision for loan losses totaled $750 thousand for the six months ended June 30, 2003 which is the same as the provision taken in the six months of 2002. The allowance for loan losses to total loans is 1.18% at June 30, 2003 compared to 1.16% at December 31, 2002.

Total noninterest income was $5.847 million for the six months ended June 30, 2003 compared to $4.373 million for the same period in 2002. This increase relates primarily to an increased gain on the sale of loans into the secondary market. During the six months ended June 30, 2003, the gain on sale of mortgage loans totaled $2.211 million based on the sale of approximately $112.6 million of mortgage loans. This compares to a gain of $978 thousand based on the sale of approximately $52.2 million in the same period of the prior year.

Noninterest expense increased $1.315 million or 12.4% for the six months ended June 30, 2003 compared to the same period in 2002. The increase relates to commissions paid to mortgage loan originators and additional staffing for new market expansion. Also loan expense increased due to additional loan volume and professional fees increased due to additional reporting requirements and revisions to Horizon's Articles of Incorporation. For the three months ended June 30, 2003 compared to the same period of the prior year, the items affecting the quarterly comparison are comparable to those discussed above for the year-to-date results.

There have been no other material changes in the results of operations of Horizon for six months ending June 30, 2003 and 2002.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003


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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures
------------------------------------------------

Based on an evaluation of disclosure controls and procedures as of June 30, 2003, Horizon's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon's disclosure controls (as defined in Exchange Act Rule 13a-14(c)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes In Internal Controls
----------------------------

Since the evaluation date, there have been no significant changes in Horizon's internal controls or in other factors that could significantly affect such controls.

                        HORIZON BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

    Not Applicable

ITEM 2.  CHANGES IN SECURITIES
------------------------------

    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a)       The Company held its Annual Shareholders' Meeting on May 8, 2003.

(c)      (1) The names of the Directors elected at the Annual Meeting were as follows:

                         Name                   Votes For        Votes Withheld
                         ----                   ---------        --------------

                 Robert C. Dabagia              1,598,357          230,669
                 Peter L. Pairitz               1,768,523           60,503
                 Bruce E. Rampage               1,752,794           76,232
                 Spero W. Valavanis             1,625,430          203,596


         (2) A proposal to approve the Horizon Bancorp 2003 Omnibus Equity Incentive Plan. A total of 1,451,356 shares were voted for and 153,012 shares were voted against this proposal. There were 11,614 abstentions and 213,043 broker nonvotes.

         (3) A proposal to authorize one million preferred shares. A total of 1,307,705 shares were voted for and 289,123 shares were voted against this proposal. There were 19,154 abstentions and 213,043 broker nonvotes.

         (4) A proposal to adopt individual provisions of the Amended and Restated Articles of Incorporation:

                  a. Replace the current "business combination" provisions with provisions that more closely reflect current Indiana corporate law. A total of 1,541,902 shares were voted for and 55,706 shares were voted against this proposal. There were 18,375 abstentions and 213,043 broker nonvotes.

                  b. Revise the director removal provisions to allow directors to be removed for cause by the affirmative vote of two-thirds of the other directors. A total of 1,524,643 shares were voted for and 82,734 shares were voted against. There were 8,606 abstentions and 213,043 broker nonvotes.

                  c. Revise the indemnification provisions to provide that indemnification of employees is no longer mandatory and to more closely reflect current Indiana corporate law. A total of 1,510,043 shares were voted for and 81,258 were voted against this proposal. There were 11,509 abstentions and 213,043 broker nonvotes.

                  d. Revise the director conflicts of interest provisions to limit their application to directors and authorize transactions that are approved by the shareholders or are fair to Horizon. A total of 1,510,099 share were voted for and 99,385 were voted against this proposal. There were 6,499 abstentions and 213,043 broker nonvotes.

                  e. Revise the indemnification provisions to limit mandatory indemnification to directors and officers and reflect current Indiana corporate law. A total of 1,510,043 shares were voted for and 48,612 were voted against. There were 23,709 abstentions and 213,043 broker nonvotes.

                  f. Make other technical changes to reflect current Indiana corporate law. A total of 1,543,662 shares were voted for and 48,612 were voted against this proposal. There were 23,709 abstentions and 213,043 broker nonvotes.

ITEM 5.  OTHER INFORMATION
--------------------------

    Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)      Exhibits
-----------------

         Exhibit 3         Amended and Restated Articles of Incorporation

         Exhibit 11        Statement Regarding Computation of Per Share Earnings

         Exhibit 31.1      Certification of Craig M. Dwight

         Exhibit 31.2      Certification of James H. Foglesong

         Exhibit 32        Certification of Chief Executive and Chief
                           Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A Form 8-K was filed on April 18, 2003 to furnish the earnings release issued by the Registrant on April 17, 2003 as required by Item 12 of form 8-K. No other reports on Form 8-K were filed during the three months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HORIZON BANCORP

   8-11-2003                             /s/ Craig M. Dwight
-----------------------             -------------------------------------------
Date:                               BY:  Craig M. Dwight
                                         President and Chief Executive Officer

   8-11-2003                             /s/ James H. Foglesong
-----------------------             -------------------------------------------
Date:                               BY:  James H. Foglesong
                                         Chief Financial Officer

INDEX TO EXHIBITS


The following documents are filed as Exhibits to this Report.

Exhibit
-------

     3 Amended and Restated Articles of Incorporation. This exhibit is incorporated by reference to Appendix C to the Definitive Proxy Statement for the Horizon Bancorp 2003 Annual Meeting of Shareholders filed on March 27, 2003.

     11           Statement Regarding Computation of Per Share Earnings

     31.1         Certification of Craig M. Dwight

     31.2         Certification of James H. Foglesong

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.