Form 10-Q
period 2003-09-30
HORIZON BANCORP /IN/
filed 2003-11-10
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

                                  Yes _X_ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes __ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         2,981,250 at October 31, 2003

PART 1 -- FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)
 (All Share and Per Share Amounts Have Been Adjusted for a 3 for 2 Stock Split
                           Declared October 21, 2003)

                                                                                 SEPTEMBER 30,
                                                                                     2003          DECEMBER 31,
                                                                                  (UNAUDITED)           2002
                                                                                  -----------           ----
ASSETS
   Cash and due from banks                                                          $  17,392       $  23,568
   Interest-bearing demand deposits                                                    15,932             124
   Federal funds sold                                                                  40,900          12,000
                                                                                    ---------       ---------
         Cash and cash equivalents                                                     74,224          35,692
   Interest-bearing deposits                                                              346             321
   Investment securities, available for sale                                          189,476         109,453
   Loans held for sale                                                                  3,314          12,620
   Loans, net of allowance for loan losses of $6,750 and $6,255                       452,299         529,538
   Premises and equipment                                                              15,473          15,794
   Federal Reserve and Federal Home Loan Bank stock                                    10,731           8,329
   Interest receivable                                                                  3,832           3,510
   Other assets                                                                         5,394           4,873
                                                                                    ---------       ---------
         Total assets                                                               $ 755,089       $ 720,130
                                                                                    =========       =========

LIABILITIES

   Deposits

     Noninterest bearing                                                            $  62,272       $  51,134
     Interest bearing                                                                 472,928         438,125
                                                                                    ---------       ---------
         Total deposits                                                               535,200         489,259
   Short-term borrowings                                                               20,564          24,409
   Federal Home Loan Bank advances                                                    135,972         147,112
   Guaranteed preferred beneficial interests in Horizon Bancorp's subordinated
     debentures                                                                        12,000          12,000
   Interest payable                                                                       764             857
   Other liabilities                                                                    5,758           5,083
                                                                                    ---------       ---------
         Total liabilities                                                            710,258         678,720
                                                                                    ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     Authorized, 1,000,000 shares
     No shares issued

   Common stock, $.2222 stated value
     Authorized, 22,500,000 shares
     Issued, 4,680,126 and 4,672,926 shares                                             1,040           1,038
   Additional paid-in capital                                                          20,925          20,808
   Retained earnings                                                                   36,992          32,418
   Accumulated other comprehensive income                                               1,399           2,671
   Less treasury stock, at cost, 1,698,881 shares                                     (15,525)        (15,525)
                                                                                    ---------       ---------
         Total stockholders' equity                                                    44,831          41,410
                                                                                    ---------       ---------
         Total liabilities and stockholders' equity                                 $ 755,089       $ 720,130
                                                                                    =========       =========

See notes to condensed consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
 (All Share and Per Share Amounts Have Been Adjusted for a 3 for 2 Stock Split
                           Declared October 21, 2003)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                                         ------------                 ------------
                                                                       2003           2002           2003           2002
                                                                    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
                                                                    -----------    -----------    -----------   -----------
INTEREST INCOME
   Loans receivable                                                  $  9,431       $  9,125       $ 26,681      $ 25,608
   Investment securities

     Taxable                                                            1,110          1,326          3,390         3,685
     Tax exempt                                                           553            377          1,453           847
                                                                     --------       --------       --------      --------
         Total interest income                                         11,094         10,828         31,524        30,140
                                                                     --------       --------       --------      --------
INTEREST EXPENSE
   Deposits                                                             2,542          2,707          7,538         8,092
   Federal funds purchased and short-term borrowings                      142            116            322           286
   Federal Home Loan Bank advances                                      1,663          1,764          4,749         4,645
   Subordinated debentures                                                141            167            439           348
                                                                     --------       --------       --------      --------
         Total interest expense                                         4,488          4,754         13,048        13,371
                                                                     --------       --------       --------      --------
NET INTEREST INCOME                                                     6,606          6,074         18,476        16,769
   Provision for loan losses                                              300            375          1,050         1,125
                                                                     --------       --------       --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     6,306          5,699         17,426        15,644
                                                                     --------       --------       --------      --------
OTHER INCOME

   Service charges on deposit accounts                                    818            772          2,346         2,155
   Fiduciary activities                                                   610            593          1,797         1,776
   Commission income from insurance agency                                 66            213            201           548
   Income from reinsurance company                                         19             12             48            40
   Gain on sale of loans                                                1,116          1,302          3,327         2,280
   Loss on sale of securities                                            (267)                         (273)
   Other income                                                           466            347          1,229           954
                                                                     --------       --------       --------      --------
         Total other income                                             2,828          3,239          8,675         7,753
                                                                     --------       --------       --------      --------
OTHER EXPENSES
   Salaries and employee benefits                                       3,662          3,145         10,366         9,176
   Net occupancy expenses                                                 428            414          1,299         1,256
   Data processing and equipment expenses                                 499            560          1,522         1,667
   Other expenses                                                       1,700          2,494          5,059         5,297
                                                                     --------       --------       --------      --------
         Total other expenses                                           6,289          6,613         18,246        17,396
                                                                     --------       --------       --------      --------
INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR GOODWILL                                              2,845          2,325          7,855         6,001
   Income tax expense                                                     817            797          2,328         1,980
                                                                     --------       --------       --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR
   GOODWILL                                                             2,028          1,528          5,527         4,021

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR GOODWILL (NET
   OF INCOME TAXES OF $63)                                                                                            (97)
                                                                     --------       --------       --------      --------

NET INCOME                                                           $  2,028       $  1,528       $  5,527      $  3,924
                                                                     ========       ========       ========      ========
BASIC EARNINGS PER SHARE
Before Cumulative Effect of a Change in Accounting for Goodwill      $    .68       $    .51       $   1.86      $   1.35
Cumulative Effect of a Change in Accounting for Goodwill                                                             (.03)
                                                                     --------       --------       --------      --------
                                                                     $    .68       $    .51       $   1.86      $   1.32
                                                                     ========       ========       ========      ========
DILUTED EARNINGS PER SHARE
Before Cumulative Effect of a Change in Accounting for Goodwill      $    .65       $    .51       $   1.78      $   1.35
Cumulative Effect of a Change in Accounting for Goodwill                                                             (.03)
                                                                     --------       --------       --------      --------
                                                                     $    .65       $    .51       $   1.78      $   1.32
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

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       (Table Dollar Amounts in Thousands)

                                         ADDITIONAL                                  ACCUMULATED OTHER
                               COMMON      PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE     TREASURY
                                STOCK      CAPITAL         INCOME         EARNINGS        INCOME          STOCK        TOTAL
                                -----      -------         ------         --------        ------          -----        -----
BALANCES, DECEMBER 31, 2002     $1,038       $20,808                       $32,418        $2,671        $(15,525)     $41,410
   Net income                                                $5,527          5,527                                      5,527
   Other comprehensive
     income, net of tax,
     unrealized losses on
     securities                                              (1,272)                      (1,272)                      (1,272)
                                                             ------
   Comprehensive income                                      $4,255
                                                             ======
   Exercise of stock options         2          104                                                                       106
   Tax benefit related to
     stock options                               13                                                                        13
   Cash dividends ($.32 per
     share)                                                                   (953)                                      (953)
                                ------      -------                        -------        ------         --------     -------
BALANCES, SEPTEMBER 30, 2003    $1,040      $20,925                        $36,992        $1,399         $(15,525)    $44,831
                                ======      =======                        =======        ======         ========     =======

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                                           ------------------------------
                                                                                                2003             2002
                                                                                             (UNAUDITED)     (UNAUDITED)
                                                                                             -----------     -----------
OPERATING ACTIVITIES
   Net income                                                                                 $   5,527       $   3,924
   Items not requiring (providing) cash
     Provision for loan losses                                                                    1,050           1,125
     Depreciation and amortization                                                                1,133           1,092
     Federal Home Loan Bank stock dividend                                                         (203)
     Goodwill impairment                                                                                            874
     Deferred income tax                                                                           (839)          1,132
     Investment securities amortization, net                                                        826             (21)
     Gain on sale of loans                                                                       (3,327)         (2,280)
     Proceeds from sales of loans                                                               195,125         110,815
     Loans originated for sale                                                                 (182,492)       (107,632)
     Loss on sale of other real estate owned                                                                       (142)
     Deferred loan fees                                                                             (21)             (5)
     Unearned income                                                                               (311)           (154)
     Loss on sale of securities                                                                     273
     Loss on sale of fixed assets                                                                     4
     Net change in
       Interest receivable                                                                         (322)           (212)
       Interest payable                                                                             (93)             (3)
       Other assets                                                                               1,049            (794)
       Other liabilities                                                                            675             396
                                                                                              ---------       ---------
         Net cash provided by operating activities                                               18,054           8,115
                                                                                              ---------       ---------
INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                          (25)             (5)
   Purchases of securities available for sale                                                  (163,051)        (68,549)
   Proceeds from maturities, calls, and principal repayments of securities available for
     sale                                                                                        52,749          25,949
   Proceeds from sale of securities                                                              27,178
   Purchase of Federal Home Loan Bank or Federal Reserve Bank stock                              (2,199)         (1,591)
   Net change in loans                                                                           76,302         (37,134)
   Recoveries on loans previously charged-off                                                       219             302
   Purchases of premises and equipment                                                             (817)           (961)
                                                                                              ---------       ---------
         Net cash used in investing activities                                                   (9,644)        (81,989)
                                                                                              ---------       ---------
FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                    45,941          66,462
     Short-term borrowings                                                                       (3,845)             90
   Federal Home Loan Bank advance                                                               152,998         141,848
   Repayment of Federal Home Loan Bank advance                                                 (164,138)       (115,029)
   Proceeds from issuance of trust preferred securities                                                          12,000
   Issuance of stock                                                                                119
   Dividends paid                                                                                  (953)           (893)
   Purchase of treasury stock                                                                                       (62)
                                                                                              ---------       ---------
         Net cash provided by financing activities                                               30,122         104,416
                                                                                              ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENT                                                           38,532          30,542

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   35,692          18,628
                                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  74,224       $  49,170
                                                                                              =========       =========
ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                              $  13,141       $  13,374
   Income tax paid                                                                                2,600           2,910


See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 -- ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), HBC Insurance Group, Inc. (Insurance Company) and Horizon Statutory Trust I (Trust). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2003 and September 30, 2002 are not necessarily indicative of the operating results for the full year of 2003 or 2002. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the first nine months of 2002, the outstanding stock options were not included in the computation of diluted EPS because the contracts could be settled in common stock or in cash at the election of the option holder. Historically, all contracts had been settled in cash and it was anticipated that the exercise of future contracts would also be settled in cash. In August 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon's stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 2,976,846 and 2,975,847 for the nine-month period ended September 30, 2003 and 2002. The number of shares used in the computation of diluted earnings per share for the nine-month period ended September 30,2003 is 3,099,729. There were no dilutive securities outstanding during the nine-month period ended September 30, 2002. All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

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

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

THREE MONTHS ENDED SEPTEMBER 30                                                      2003        2002
-------------------------------                                                      ----        ----
Net income, as reported                                                            $2,028       $1,528
Less:  Total stock-based employee compensation cost determined under the fair
    value based method, net of income taxes                                           (11)           0
                                                                                   ------       ------
Pro forma net income                                                               $2,017       $1,528
                                                                                   ======       ======
Earnings per share:
    Basic - as reported                                                            $  .68       $  .51
    Basic - pro forma                                                                 .68          .51
    Diluted - as reported                                                             .65          .51
    Diluted - pro forma                                                               .65          .51

NINE MONTHS ENDED SEPTEMBER 30                                                      2003         2002
------------------------------                                                      ----         ----
Net income, as reported                                                            $5,527       $3,924
Less:  Total stock-based employee compensation cost determined under the fair
    value based method, net of income taxes                                           (75)           0
                                                                                   ------       ------
Pro forma net income                                                               $5,452       $3,924
                                                                                   ======       ======
Earnings per share:
    Basic - as reported                                                            $ 1.86       $ 1.32
    Basic - pro forma                                                                1.83         1.32
    Diluted - as reported                                                            1.78         1.32
    Diluted - pro forma                                                              1.76         1.32

NOTE 2 -- INVESTMENT SECURITIES

                                                                         2003
                                                                         ----
                                                                  GROSS       GROSS
                                                               UNREALIZED   UNREALIZED       FAIR
SEPTEMBER 30                                  AMORTIZED COST      GAINS       LOSSES        VALUE
------------                                  --------------      -----       ------        -----
Available for sale
   U. S. Treasury and federal agencies            $ 58,551        $   65       $(401)     $ 58,215
   State and municipal                              55,104         1,833        (341)       56,596
   Federal agency collateralized mortgage
     obligations                                    15,765           259                    16,024
   Federal agency mortgage backed pools             57,304           691                    57,995
   Corporate Notes                                     600            46                       646
                                                  --------        ------       -----      --------
         Total investment securities              $187,324        $2,894       $(742)     $189,476
                                                  ========        ======       =====      ========

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

                                                                      2002
                                                                      ----
                                                                GROSS         GROSS
                                                AMORTIZED     UNREALIZED   UNREALIZED      FAIR
DECEMBER 31                                        COST          GAINS       LOSSES       VALUE
-----------                                        ----          -----       ------       -----
Available for sale
   U. S. Treasury and federal agencies           $  5,979       $   93                  $  6,072
   State and Municipal                             35,504        1,611                    37,115
   Federal agency collateralized mortgage
     obligations                                   18,697          828                    19,525
   Federal agency mortgage backed pools            45,164        1,582         $(5)       46,741
                                                 --------       ------         ---      --------
         Total investment securities             $105,344       $4,114         $(5)     $109,453
                                                 ========       ======         ===      ========

The amortized cost and fair value of securities available for sale at September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         AVAILABLE FOR SALE
                                                         ------------------
                                                        AMORTIZED      FAIR
                                                          COST         VALUE
                                                          ----         -----
Within one year                                         $  2,147      $  2,168
One to five years                                         53,647        53,401
Five to ten years                                          9,757         9,734
After ten years                                           48,704        50,154
                                                        --------      --------
                                                         114,255       115,457
Federal agency collateralized mortgage obligations        15,765        16,024
Federal agency mortgage backed pools                      57,304        57,995
                                                        --------      --------
                                                        $187,324      $189,476
                                                        ========      ========

Realized gross gains and (losses) on the sale of securities available for sale are summarized below as follows:

FOR THE PERIOD ENDED SEPTEMBER 30               2003
---------------------------------               ----
Realized gains                                  $140
Realized losses                                  413
                                                ----
Net realized losses                             $273
                                                ====

Proceeds from the sales of securities available for sale was $27,178,000 for the nine month period ended September 30, 2003. There were no sales of securities available for sale for the nine month period ending September 30, 2002.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 3 -- LOANS

                             SEPTEMBER 30,    DECEMBER 31,
                                 2003            2002
                                 ----            ----
Commercial loans               $ 133,136       $ 111,897
Mortgage warehouse loans         164,831         268,452
Real estate loans                 66,449          73,910
Installment loans                 94,633          81,534
                               ---------       ---------
                                 459,049         535,793
Allowance for loan losses         (6,750)         (6,255)
                               ---------       ---------
         Total loans           $ 452,299       $ 529,538
                               =========       =========

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

                                      SEPTEMBER 30,  DECEMBER 31,
                                          2003          2002
                                          ----          ----
Allowance for loan losses
   Balances, beginning of period         $ 6,255       $ 5,410
   Provision for losses, operations        1,050         1,625
   Recoveries on loans                       219           417
   Loans charged off                        (774)       (1,197)
                                         -------       -------
         Balances, end of period         $ 6,750       $ 6,255
                                         =======       =======

NOTE 5 -- NONPERFORMING ASSETS

                                       SEPTEMBER 30,   DECEMBER 31
                                           2003          2002
                                           ----          ----
Nonperforming loans                       $1,848        $1,293
Other real estate owned                        0             0
                                          ------        ------
         Total nonperforming assets       $1,848        $1,293
                                          ======        ======

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 6 -- GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2002, were:

                                          2003       2002
                                          ----       ----
Balance as of January 1                    $158     $1,032
Impairment loss                                       (874)
                                           ----     ------
           Balance as of September 30      $158     $  158
                                           ====     ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

FORWARD - LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp ("Horizon" or "Company") and Horizon Bank, N.A. (Bank) and Horizon's other subsidiaries. Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Horizon's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on Horizon's future activities and operating results include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory changes, U.S. monetary and fiscal policies, demand for products and services, deposit flows, competition and accounting policies, principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

INTRODUCTION

The purpose of this discussion is to focus on Horizon's financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes. All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


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

Horizon considers the allowance for loan losses of $6.750 million adequate to cover losses inherent in the loan portfolio as of September 30, 2003. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management's ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.

FINANCIAL CONDITION

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 2003, cash and cash equivalents increased by approximately $38.5 million. These funds were provided by a decrease in loans outstanding and an increase in deposits. Funds were also used to increase investment securities held by Horizon. At September 30, 2003, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $186 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2002 to September 30, 2003.

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at September 30, 2003. Stockholders' equity totaled $44.831 million as of September 30, 2003 compared to $41.410 million as of December 31, 2002. The change in stockholders' equity during the nine months ended September 30, 2003 is the result of net income, net of dividends declared, a decrease in the market value of investment securities available for sale and the issuance of new shares related to the exercise of stock options. At September 30, 2003, the ratio of stockholders' equity to assets was 5.94% compared to 5.75% at December 31, 2002.

During the course of a periodic examination by the Bank's regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank's mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


based capital and reduce the Bank's risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at September 30, 2003.

There have been no other material changes in Horizon's capital resources from December 31, 2002 to September 30, 2003.

Material Changes in Financial Condition - September 30, 2003 compared to December 31, 2002

During the first nine months of 2003, cash and cash equivalents increased approximately $38.5 million, investment securities increased approximately $80 million and loans outstanding decreased approximately $77 million. The increase in cash and cash equivalents is primarily overnight investments. The increased investments were primarily short term (Federal agency securities with contractual maturities of less than five years and Federal agency mortgage backed pools with estimated average lives of less than five years) but did include approximately $15 million of tax exempt municipal securities which were match funded against a specific borrowing at the FHLB. This transaction locked in an interest spread of approximately 174 basis points. The decrease in loans outstanding occurred primarily in the mortgage warehouse area and is related to a decrease in residential mortgage refinance activity. Real estate loans declined due to refinance activity as the new loans are sold into the secondary market. Commercial loans increased primarily in loans secured by commercial real estate. Installment loan growth primarily related to home equity second mortgage loans and indirect automobile loans.

Deposits increased approximately $46 million during the period. Non-interest bearing deposits grew primarily from corporate and public fund deposits. The growth in interest bearing deposits, occurred primarily in short term negotiable Certificates of Deposit, as well as Money Market Accounts.

FHLB advances decreased approximately $11 million as funds are no longer needed to fund mortgage warehouse loans. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity.There have been no other material changes in the financial condition of Horizon from December 31, 2002 to September 30, 2003.

RESULTS OF OPERATIONS

Material Changes in Results of Operations - Three months ended September 30, 2003 compared to the three months ended September 30, 2002

All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

During the three months ended September 30, 2003, net income totaled $2.028 million or $.65 per diluted share compared to $1.528 million or $.51 per diluted share for the same period in 2002.

Net interest income was $6.606 million for the three months ended September 30, 2003, compared to $6.074 million for the same period 2002. The increase was the result of an increase in average earning assets to approximately $754 million, an increase of $132 million over the same period of 2002. This is partly offset by a decline in net interest margin from 3.96% for the third quarter of 2002 to 3.58% for the same period of 2003 due to continued downward pressure on interest rates.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Total noninterest income was $2.828 million for the three months ended September 30, 2003 compared to $3.239 million for the same period in 2002. During the third quarter, approximately $10.8 million of investment securities were sold at a pretax loss of $267 thousand. These securities had an average yield of 2.63% and an estimated average life of 8.7 years. These funds were reinvested in securities with a yield of 4.77% and an average life of 4.81 years. Due to the increased yield, the loss should be recovered in approximately 14 months. The impact on 2003 will be an after tax reduction in net income of approximately $123 thousand, but should positively impact 2004 and future years by approximately $139 thousand per year after tax.

Noninterest expense decreased $324 thousand for the three months ended September 30, 2003 compared to the same period in 2002. The decrease relates primarily to a $714 thousand charge taken in 2002 for impairment of goodwill. This was partially offset by additional commissions paid to mortgage loan originators and additional staffing for new market expansion. Also loan expense increased due to additional loan volume.

There have been no other material changes in the results of operations of Horizon for the three months ending September 30, 2003 and 2002.

Material Changes in Results of Operations - Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

During the nine months ended September 30, 2003, net income totaled $5.527 million or $1.78 per diluted share compared to $3.924 million or $1.32 per diluted share for the same period in 2002. Net income before a cumulative effect of a change in accounting for goodwill was $4.021 million or $1.35 per share for the nine months ended September 30, 2002.

Net interest income was $18.476 million for the nine months ended September 30, 2003, compared to $16.769 million for the same period 2002. The increase was the result of an increase in average earning assets to approximately $701 million, an increase of approximately $124 million over the same period of 2002. This is partly offset by a decline in net interest margin from 3.93% for the first nine months of 2002 to 3.58% due to continued downward pressure on interest rates.

The provision for loan losses totaled $1.050 million for the nine months ended September 30, 2003 compared to $1.125 million for the first nine months of 2002. The allowance for loan losses to total loans is 1.47% at September 30, 2003 compared to 1.16% at December 31, 2002.

Total noninterest income was $8.675 million for the nine months ended September 30, 2003 compared to $7.753 million for the same period in 2002. This increase relates primarily to an increased gain on the sale of loans into the secondary market. During the nine months ended September 30, 2003, the gain on sale of mortgage loans totaled $3.327 million based on the sale of approximately $192 million of mortgage loans. This compares to a gain of $2.280 million based on the sale of approximately $109 million in the same period of the prior year.

Noninterest expense increased $850 thousand or 4.9% for the nine months ended September 30, 2003 compared to the same period in 2002. The increase relates to commissions paid to mortgage loan originators and additional staffing for new market expansion. Also loan expense increased due to additional loan volume and professional fees increased due to

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


additional loan volume and professional fees increased due to additional reporting requirements and revisions to Horizon's Articles of Incorporation.

There have been no other material changes in the results of operations of Horizon for nine months ending September 30, 2003 and 2002.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2003, Horizon's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon's disclosure controls (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes In Internal Controls

Since the evaluation date, there have been no significant changes in Horizon's internal controls or in other factors that could significantly affect such controls.

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


                        HORIZON BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

ITEM 1. LEGAL PROCEEDINGS

    Not Applicable

ITEM 2. CHANGES IN SECURITIES

    Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5. OTHER INFORMATION

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

         Exhibit 3.1   Amended and Restated Articles of Incorporation of
                       Horizon Bancorp, as amended October 27, 2003

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

      (b) A Form 8-K was filed on October 24, 2003 to furnish the earnings release issued by the Registrant on October 24, 2003 as required by
            Item 12 of Form 8-K. No other reports on Form 8-K were filed during the three months ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HORIZON BANCORP


11-4-03                             /s/ Craig M. Dwight
-------------                       ------------------------------------------
Date:                               BY:  Craig M. Dwight
                                         President and Chief Executive Officer


Nov. 4, 2003                        /s/ James H. Foglesong
-------------                       ------------------------------------------
Date:                               BY:  James H. Foglesong
                                         Chief Financial Officer

INDEX TO EXHIBITS

The following documents are included as Exhibits to this Report.

Exhibit
-------
3.1      Amended and Restated Articles of Incorporation of Horizon Bancorp, as
         amended October 27, 2003

11       Statement Regarding Computation of Per Share Earnings

31.1     Certification of Craig M. Dwight

31.2     Certification of James H. Foglesong

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.