Form 10-K
period 2003-12-31
HORIZON BANCORP /IN/
filed 2004-03-24
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-10792

Horizon Bancorp

(Exact name of registrant as specified in its charter)

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Square, Michigan City	46360
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 219-879-0211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the average bid price of such stock as of June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $46,064,638.

As of March 17, 2004, the registrant had 2,995,014shares of Common Stock outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 6, 2004 annual meeting of shareholders	III

Horizon Bancorp

2003 Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

General

Horizon Bancorp (“Horizon”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern Indiana and southwestern Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”). Horizon’s Common Stock is traded on the Nasdaq SmallCap Market under the symbol HBNC.

The Bank was chartered as a national bank association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, personal property and casualty insurance services and other services incident to banking. The Bank opened a new office in St. Joseph, Berrien County, Michigan in 2003. The Bank also has four offices in La Porte County, Indiana, three offices in Porter County, Indiana, and one office in Lake County, Indiana. At December 31, 2003, the Bank had total assets of $754,892,000 and total deposits of $547,090,000. The Bank has two wholly owned subsidiaries: Horizon Trust & Investment Management, N.A. (“Horizon Trust”) and Horizon Insurance Services, Inc. (“Horizon Insurance”).

Horizon has two nonbank subsidiaries, HBC Insurance Group, Inc. (the “Insurance Company”) and Horizon Statutory Trust 1 (“Horizon Trust”). The Insurance Company offers credit life and accident and health insurance. The net income generated from the Insurance Company is not significant to the overall operations of Horizon. Horizon Trust is a statutory business trust that was formed in 2002 to issue Trust Preferred Capital Securities. The business of Horizon, the Bank, Horizon Trust, Horizon Insurance and Insurance Company is not seasonal to any material degree.

No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2003, revenues from loans accounted for 66% of the total consolidated revenue. For the same year, revenues from investment securities accounted for 13% of total consolidated revenue.

Employees

The Bank, Horizon Trust and Horizon Insurance employed approximately 238 full and part-time persons as of December 31, 2003. Horizon does not have any employees.

Competition

A high degree of competition exists in all major areas where Horizon engages in business. The Bank’s primary market consists of La Porte and Porter County, Indiana, and Berrien County, Michigan. The Bank competes with commercial banks located in the home county and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services, and certain government agencies.

Based on deposits as of June 30, 2003, the Bank was the largest of the 11 bank and thrift institutions with offices in La Porte County with 31.1% of the deposits and the fifth largest of the 14 institutions with offices in Porter County with 5.9% of deposits. Horizon opened its first office in Berrien County, Michigan in 2003 and as of June 30, 2003, was the smallest of the 11 bank and thrift deposits in that county with less than 1%. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).

Supervision and Regulation

Horizon is registered as a bank holding company and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts Horizon’s nonbanking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Bank exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2003. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2003, see the information in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.

The Bank is (i) subject to the provisions of the National Bank Act; (ii) supervised, regulated, and examined by the OCC; and (iii) subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC. The Bank’s deposits are insured up to $100,000 per insured account by the Bank Insurance Fund, which is administered by the FDIC.

Both federal and state law extensively regulates various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities, and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to or the prior approval of the OCC.

Horizon and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

The FDICIA accomplished a number of sweeping changes in the regulation of depository institutions and their holding companies. The FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares, and such other standards as the agency deems appropriate.

On November 12, 1999, the President signed into law comprehensive legislation that modernizes the financial services industry for the first time in decades. The Gramm-Leach-Bliley Act (“GLBA”) permits bank holding companies to conduct essentially unlimited securities and insurance activities, in addition to other activities determined by the Federal Reserve to be related to financial services. As a result of the GLBA, Horizon may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. Horizon does not anticipate significant changes in its products or services as a result of the GLBA.

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934 (the “1934 Act”). In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Management expects that significant additional efforts and expense will continue to be required to comply with the provisions of the Sarbanes-Oxley Act.

The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law by President Bush on December 4, 2003. The FACT Act amends the Fair Credit Reporting Act and makes permanent certain federal preemptions that form the basis for a national credit reporting system. The FACT Act is also intended to (i) address identity theft, (ii) increase access to credit information, (iii) enhance the accuracy of credit reporting, (iv) facilitate the opt-out by consumers from certain marketing solicitations, (v) protect medical information, and (vi) promote financial literacy. The statute will affect credit reporting agencies (commonly referred to as “credit bureaus”), financial institutions, other users of credit reports and those who furnish information to credit bureaus. Management does not anticipate that this legislation will have a significant adverse effect on our business.

In addition to the matters discussed above, Horizon’s affiliate bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit, and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.

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

Information required by this section of Securities Act Industry Guide 3 is presented in Management ‘s Discussion and Analysis as set forth in item 7 below, herein incorporated by reference.

II.	INVESTMENT PORTFOLIO

a.	The following is a schedule of the amortized cost and fair value of investment securities available for sale at December 31, 2003, 2002, and 2001:

(in thousands)	2003		2002		2001
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
AVAILABLE FOR SALE
U.S. Treasury and U.S. Government agencies and corporations	$66,945	$66,772	$5,979	$6,072	$20,255	$20,318
State and Municipal	57,799	60,230	35,504	37,115	15,411	15,310
Mortgage-backed securities	72,806	73,546	45,164	46,741	13,812	14,117
Collateralized mortgage obligations	14,354	14,488	18,697	19,525	17,150	17,593
Corporate Notes	600	659

Total investment securities	$212,504	$215,695	$105,344	$109,453	$66,628	$67,338

b.	The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 2003:

	One year or less		After one year through five years		After five years through ten years		After ten years
(Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
AVAILABLE FOR SALE
U.S. Treasury and U.S. Government agency securities (1)	$1,905	3.11%	$61,843	2.70%	$3,024	2.32%
Obligations of states and political subdivisions	2,897	1.20%	6,575	4.50%	3,836	4.03%	$46,922	4.57%
Mortgage-backed securities (2)			10,810	3.50%	18,005	4.45%	44,731	4.96%
Collateralized mortgage obligations (2)					8,024	5.76%	6,464	3.98%
Other securities							659	7.99%

Total	$4,802	1.96%	$79,228	2.96%	$32,889	4.52%	$98,776	4.73%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2003.

III.	LOAN PORTFOLIO

a.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

(Thousands)	2003	2002	2001	2000	1999
Commercial, financial, agricultural and commercial tax-exempt loans	$152,362	$111,897	$100,912	$88,421	$89,361
Mortgage warehouse loans	126,056	268,452	205,511	102,884	85,542
Real estate mortgage loans	67,428	73,910	80,571	125,431	154,717
Installment loans	101,872	81,534	79,807	76,842	64,737

Total loans	$447,718	$535,793	$466,801	$393,578	$394,357

b.	Maturities and Sensitivities of Loans to Changes in Interest Rates—The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2003:

Maturing or repricing (thousands)	One Year or Less	One Through Five Years	After five years	Total
Commercial, financial, agricultural and commercial tax-exempt loans	$84,106	$54,324	$13,932	$152,362

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

(Thousands)	Fixed Rate	Variable Rate
Total commercial, financial, agricultural, and commercial tax-exempt loans due after one year	$71,577	$80,785

c.	Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans—The following schedule summarizes nonaccrual, past due, and restructured loans.

December 31 (thousands)		2003	2002	2001	2000	1999
a.	Loans accounted for on a nonaccrual basis	$1,707	$1,217	$1,772	$2,487	$1,173
b.	Accruing loans which are contractually past due 90 days or more as to interest and principal payments	176	76	128	699	401
c.	Loans not included in (a) or (b) which are “Troubled Debt Restructuring’s” as defined by SFAS No. 15

	Totals	$1,883	$1,293	$1,900	$3,186	$1,574

LOAN PORTFOLIO (continued)

The increase in nonaccrual loans in 2003 is primarily due to increases in consumer loans of $89 thousand, mortgage loans of $254 thousand and commercial loans of $146 thousand. The decrease in nonaccrual loans in 2002 is primarily due to a decrease in commercial loans of $868 thousand partially offset by an increase in mortgage loans of

$340 thousand. The decrease in nonaccrual loans in 2001 is primarily due to a decrease in nonaccrual mortgage loans of $637 thousand. The increase in nonaccrual loans in 2000 is primarily due to the increase in nonaccrual mortgage loans of $842 thousand and increase in nonaccrual commercial loans of $321 thousand.

(Thousands)
Gross interest income that would have been recorded on nonaccrual loans out standing as of December 31, 2003 in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$167
Interest income actually recorded on nonaccrual loans outstanding as of December 31, 2003 and included in net income for the period.	49

Interest income not recognized during the period on nonaccrual loans outstanding as of December 31, 2003.	$118

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

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $314,621 and $162,741 at December 31, 2003 and 2002, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses totaled $62,000 and $25,000 at those respective dates. The average balance of impaired loans during 2003 and 2002 was $320,925 and $585,490, respectively.

3.	Foreign outstandings

None

4.	Loan Concentrations

As of December 31, 2003, there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in Item III(a) above.

5.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2003, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

III.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

(Thousands)	2003	2002	2001	2000	1999
LOANS
Loans outstanding at the end of the period (1)	$447,718	$535,793	$466,801	$393,578	$394,357
Average loans outstanding during the period (1)	512,441	478,311	426,821	400,524	306,142

(1)	Net of unearned income and deferred loan fees

	2003	2002	2001	2000	1999
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of the period	$6,255	$5,410	$4,803	$3,273	$2,787

Loans charged-off:
Commercial and agricultural loans	0	(244)	(149)	(71)	(50)
Real estate mortgage loans	(226)	(112)	(515)	(3)	(42)
Installment loans	(758)	(841)	(917)	(740)	(1,135)

Total loans charged-off	(984)	(1,197)	(1,581)	(814)	(1,227)

Recoveries of loans previously charged-off:
Commercial and agricultural loans	20	90	115	66	82
Real estate mortgage loans	23	24	301	15
Installment loans	245	303	267	253	281

Total loan recoveries	288	417	683	334	363

Net loans charged-off	(696)	(780)	(898)	(480)	(864)
Provision charged to operating expense	1,350	1,625	1,505	2,010	1,100
Provision charged to discontinued operations					250

Balance at the end of the period	$6,909	$6,255	$5,410	$4,803	$3,273

Ratio of net charge-offs to average loans outstanding for the period	(0.14)%	(0.16)%	(0.21)%	(0.12)%	(0.28)%

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

Allocation of the Allowance for Loan Losses at December 31 (thousands)

	2003		2002		2001		2000		1999
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$1,829	28%	$1,732	21%	$1,678	22%	$1,422	22%	$819	23%
Real estate mortgage	834	12%	712	14%	641	17%	159	32%	149	39%
Mortgage warehousing	2,445	37%	2,007	50%	1,357	44%	1,628	26%	812	22%
Installment	1,524	23%	1,574	15%	1,702	17%	1,270	20%	1,345	16%
Unallocated	277		230		32		324		148

Total	$6,909	100%	$6,255	100%	$5,410	100%	$4,803	100%	$3,273	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2003 Horizon processed an average of almost $20 million per day in mortgage warehouse loans. During 2003 the lines of credit granted to customers increased from $438 million at December 31, 2002 to $459 million at December 31, 2003. Also with the decline in refinance activity a higher percentage of the mortgage warehouse loans are sub-prime which are assigned a higher reserve.

IV.	DEPOSITS

Information required by this section is found in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Consolidated Financial Statements and related notes in Item 8 below, which are incorporated herein by reference.

V.	RETURN ON EQUITY AND ASSETS

Information required by this section is found in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Consolidated Financial Statements and related notes in Item 8 below, which are incorporated herein by reference.

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

December 31 (thousands)	2003	2002
Outstanding at year end	$15,241	$22,259
Approximate weighted average interest rate at year-end	0.52%	0.88%
Highest amount outstanding as of any month-end during the year	$46,353	$22,379
Approximate average outstanding during the year	$28,257	$18,095
Approximate weighted average interest during the year	0.84%	1.23%

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

A cautionary note about forward-looking statements: In its oral and written statements, Horizon from time to time includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about Horizon’s financial and business performance as well as economic and market conditions. They often can be identified by the use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” or “anticipate.”

Horizon may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Horizon undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. You are cautioned that actual results may differ materially from those contained in the forward-looking statement. The discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 of this Form 10-K lists some of the factors that could cause Horizon’s actual results to vary materially from those expressed in or implied by any forward-looking statements. Your attention is directed to this discussion.

Other risks and uncertainties that could affect Horizon’s future performance include the effects of competition; technological changes; regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with Horizon’s business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. A decline in mortgage loan volume could also affect the performance of Horizon.

ITEM 2. PROPERTIES

The main office of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located adjacent to the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations and information technology departments of the Bank. In addition to these principal facilities, the Bank has ten sales offices located at:

3631 South Franklin Street, Michigan City, Indiana

115 W. First St., Wanatah, Indiana

1500 Lincolnway, LaPorte, Indiana

423 South Roosevelt Street, Chesterton, Indiana

4208 N. Calumet, Valparaiso, Indiana

2650 Willowcreek Road, Portage, Indiana

2450 West Lincoln Highway, Merrillville, Indiana

811 Ship Street, St Joseph, Michigan

1808 East Bristol Street, Suite K, Elkhart, Indiana

Horizon owns all of the facilities, except for the Portage, Merrillville and Elkhart Indiana offices, which are leased from third parties.

ITEM 3. LEGAL PROCEEDINGS

No material pending legal proceedings, other than ordinary routine litigation incidental to the business to which Horizon or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Horizon’s stockholders during the fourth quarter of the 2003 fiscal year.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	65	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.

Craig M. Dwight	47	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001; President and Chief Administrative Officer of Horizon and as the President of the Bank since 1998; and Vice President and Senior Lender, the Bank since 1997.

Thomas H. Edwards	51	President and Chief Operating Officer of the Bank since January 2003; Executive Vice President and Senior Lender, Horizon and the Bank since 1999, Executive of Loan Management Services, Crowe, Chizek and Company, LLP since 1993.

Lawrence J. Mazur	55	President and CEO of Horizon Trust & Investment Management, N.A. since January 2003; President, Horizon Trust & Investment Management, N.A. since December 1998; President, Financial Planning and Management Corporation since 1994.

James H. Foglesong	58	Chief Financial Officer, Horizon and the Bank since January 2001; Executive Vice President and Chief Financial Officer, Security Financial Bancorp since 1995.

James D. Neff	44	Executive Vice President – Mortgage Banking, Horizon Bank since January 2004; Senior Vice President, Horizon Bank since October 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding Horizon’s common stock is included under the caption “Horizon’s Common Stock and Related Stockholders’ Matters” in Item 8 below, which is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required under this item is incorporated by reference to the information appearing under the caption “Summary of Selected Financial Data” in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Table Dollar Amounts in Thousands)

Overview

Horizon benefited in the first three quarters of 2003 from a very active mortgage refinance market. The benefit came primarily in two areas: mortgage loan origination and mortgage warehouse loans. Horizon originates mortgage loans for sale into the secondary market, generating a gain on sale. Refinancing activity created higher than normal volume of loans processed through the mortgage warehouse area generating interest and fee income on those loans. Numerous short term funding sources were utilized throughout the year to cover this abnormally high level of mortgage warehouse activity including FHLB debt, repurchase agreements and brokered certificates of deposit.

Total loans declined for the year due to fourth quarter fall-off in mortgage refinance activity and the related decline in mortgage warehouse loans. However, Horizon was successful in growing its core lending in local markets and in the newly developed Southwest Michigan market which generated almost one-half of the commercial loan growth.

Core deposits grew at a steady rate throughout the year particularly in certificates of deposit.

Critical Accounting Policies

Horizon has established various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation the Company’s financial statements. The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in Part II, Item 8 on Form 10-K. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy. Additional discussion regarding the allowance for loan loss is included in the following Analysis of Financial Condition and the notes to the consolidated financial statements.

Analysis of Financial Condition

Investment Securities

Horizon maintains a high quality investment portfolio with low credit risk. Investment securities totaled $215,695 million at December 31, 2003 and consisted of U. S. Treasury and Government Agency securities of $66.772 million (31.0)%; Municipal securities of $60.230 million (27.9)%; Mortgage-Backed securities of $73.546 million (34.1)%; collateralized mortgage obligations of $14.488 million (6.7)%; and corporate securities of $659 thousand (0.3)%.

As indicated above, 40.8% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2003, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 5.28 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life. Management currently believes that prepayment risk on these securities is nominal.

At December 31, 2003 and 2002, all investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses added or subtracted, net of tax, directly to stockholders’ equity. This accounting method adds potential volatility to stockholders’ equity, but net income is not affected unless securities are sold. Net appreciation on these securities totaled $3.191 million, which resulted in a $2.075 million addition, net of tax, to stockholders’ equity at December 31, 2003. This compared to a $2.671 million, net of tax, addition in stockholders’ equity at December 31, 2002.

As a member of the Federal Reserve and Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2003, Horizon has investments in the common stock of the Federal Reserve and Federal Home Loan Bank totaling $10.853 million compared to $8.329 million at December 31, 2002.

At December 31, 2003, Horizon does not maintain a trading account and is not using any derivative products for hedging or other purposes.

Loans

Total loans, the principal earning asset of the Bank, were $447.718 million at December 31, 2003. The current level of loans is a decrease of 16.4% from the December 31, 2002 level of $535.793 million. As the table below indicates, the decrease is related to a decline in mortgage warehouse loans.

December 31	2003	2002	Dollar Change	Percent Change
Real estate loans
1 – 4 family	$63,995	$72,609	$(8,614)	(11.86)%
Multi-family	25	24	1	4.17
Other	3,408	1,277	2,131	166.88

Total	67,428	73,910	(6,482)	(8.77)

Commercial loans
Working capital and equipment	80,471	64,940	15,531	23.92
Real estate, including agriculture	57,959	36,274	21,685	59.78
Tax exempt	6,440	5,814	626	10.77
Other	7,492	4,869	2,623	53.87

Total	152,362	111,897	40,465	36.16

Consumer loans
Auto	40,584	30,414	10,170	33.43
Recreation	1,115	1,931	(816)	(42.26)
Real estate/home improvement	23,389	24,549	(1,160)	(4.73)
Home equity	28,013	17,015	10,998	64.64
Unsecured	1,809	1,929	(120)	(6.22)
Other	6,962	5,696	1,266	22.23

Total	101,872	81,534	20,338	24.94

Mortgage warehouse loans
Prime	54,935	176,212	(121,277)	(68.82)
Sub-Prime	71,121	92,240	(21,119)	(22.90)

Total	126,056	268,452	(142,396)	(53.04)

Grand total	$447,718	$535,793	(88,075)	(16.44)

The acceptance and management of credit risk is an integral part of the Bank’s business as a financial intermediary. The Bank has established rigorous underwriting standards including a policy that monitors the lending function through strict administrative and reporting requirements. The Bank uses an independent third-party loan review function that regularly reviews asset quality.

Real Estate Loans

Real estate loans totaled $67.428 million or 15.1% of total loans as of December 31, 2003, compared to $73.910 million or 13.8% of total loans as of December 31, 2002. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2003, $28.013 million in home equity lines of credit compared to $17.015 million at December 31, 2002. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 3 of the consolidated financial statements.

Residential real estate lending is a highly competitive business. As of December 31, 2003, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	2003			2002
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$14,700	21.80%	6.56%	$18,030	24.39%	7.24%
Biweekly payment	4,714	6.99	6.86	6,739	9.12	7.31
Adjustable rate
Monthly payment	47,888	71.02	5.46	48,941	66.22	6.23
Biweekly payment	126.19		4.00	200.27		5.52

Total	$67,428	100.00%	5.79%	$73,910	100.00%	6.57%

During 2003, and 2002 approximately $217 million and $177 million respectively of residential mortgages were originated for sale into the secondary market. These loan sales, also caused a decrease in the Bank’s portfolio of residential mortgage loans as a portion of portfolio loans were refinanced and sold into the secondary market. Horizon anticipates that the volume of mortgage loan activity will decline in 2004 as mortgage refinance activity subsides. This will negatively affect the gain on sale of loans, but should have little impact on mortgage loans outstanding.

In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances and number of loans serviced for others totaled approximately $148,359,000 and 1,846 and $102,409,000 and 1,582 at December 31, 2003 and 2002.

The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2003 totaled approximately $1,133,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2003	2002
Mortgage Servicing Rights Balances, January 1	$939	$892
Servicing rights capitalized	860	340
Amortization of servicing rights	(370)	(293)

	1,429	939
Impairment allowance	(296)	(407)

Balances, December 31	$1,133	$532

Commercial Loans

Commercial loans totaled $152.4 million or 34.0% of total loans as of December 31, 2003, compared to $111.897 million or 20.88% as of December 31, 2002. Approximately one half of this growth came in the Southwest Michigan market where Horizon began originating loans in February of 2003.

Commercial loans consisted of the following types of loans at December 31:

	2003			2002
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed loans	27	$6,617	4.34%	26	$5,074	4.53%
Municipal government	21	6,440	4.23	30	5,814	5.20
Lines of credit	218	30,208	19.83	173	18,586	16.61
Real estate and equipment term loans	421	109,097	71.60	262	82,423	73.66

Total	687	$152,362	100.00%	491	$111,897	100.00%

Consumer Loans

Consumer loans totaled $101,872 million or 22.8% of total loans as of December 31, 2003, compared to $81.534 million or 15.2% as of December 31, 2002. The total consumer loan portfolio increased 24.9% in 2003. The growth in consumer loans resulted from an increase in the number of automobile dealers from whom Horizon buys loans. Growth also came in home equity lines of credit through increased marketing and a more competitive product.

Mortgage Warehouse Loans

In November 1999, Horizon began a mortgage-warehousing program. Horizon enters into agreements with mortgage companies and purchases, at its discretion, mortgage loans from mortgage companies at par, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. Interest income is recorded based upon a rate of interest tied to the prime rate during the funding period, not the rates on the individual note. Such loans are made to individuals and reviewed, prior to purchase, for evidence that the loans are of secondary market quality and meet Horizon’s internal underwriting guidelines. An assignment of the mortgage to Horizon is required. In addition, Horizon takes possession of the original note and forwards such note to the end investor. In the event that the end investor would not honor this commitment and the mortgage companies would not be able to honor their repurchase obligations, Horizon would then need to sell these loans in the secondary market at the fair value of these loans. Loans are typically resold within 30 days and are seldom held more than 90 days. If residential mortgage loan volume declines as anticipated, the level of these loans outstanding is anticipated to be below the average amounts attained for 2003 and 2002.

Allowance and Provision for Loan Losses/Critical Accounting Policy

An allowance for loan losses is maintained to absorb loan losses inherent in the loan portfolio. The determination of the allowance for loan losses is a critical accounting policy that involves management’s ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The identification of loans that may have potential losses is subjective, therefore, a general reserve is maintained to cover all potential losses within the entire loan portfolio. Horizon utilizes a loan grading system that helps identify, monitor, and address asset quality problems, in an adequate and timely manner. Each quarter, various factors affecting the quality of the loan portfolio are reviewed. Large credits are reviewed on an individual basis for loss potential. Other loans are reviewed as a group based upon previous trends of loss experience. Horizon also reviews the current and anticipated economic conditions of its lending market as well as transaction risk to determine the effect they may have on the loss experience of the loan portfolio. The methodology described above is consistent with the Office of the Comptroller of the Currency’s guidance in determining the adequacy of the allowance for loan losses.

At December 31, 2003, the allowance for loan losses was $6.909 million or 1.54% of total loans outstanding, compared to $6.255 million or 1.17% at December 31, 2002. During 2003, the provision for loan losses totaled $1.350 million compared to $1.625 million in 2002. The allowance as a percent of total loans increased due to the decline in total loans and is somewhat above peers. This increase is justified as the mix of the loan portfolio shifted away from residential mortgage loans to a higher concentration of commercial and consumer loans which traditionally carry a higher degree of risk. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2003.

Nonperforming Loans

Nonperforming loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning nonperforming loans to an earning asset basis. Nonperforming loans for the previous three years ending December 31 are as follows:

	2003	2002	2001
Nonperforming loans	$1,882	$1,293	$1,900

Nonperforming loans total 27% of the allowance for loan losses at December 31, 2003 compared to 21% and 35% of the allowance for loan losses on December 31, 2002 and 2001, respectively.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1 – 4 family residences, residential construction loans, automobile, home equity, second mortgage loans, and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Other real estate owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

	2003	2002	2001
Other real estate owned	$15	$0	$538

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank when it can do so at interest rates and terms that are superior to those required for deposited funds. Total deposits were $546.168 million at December 31, 2003 compared to $489.259 million at December 31, 2002 or an increase of 11.6%. Average deposits and rates by category for the pervious three years ended December 31 are as follows:

	Average Balance Outstanding for the Year Ended December 31			Average Rate Paid for the Year Ended December 31
	2003	2002	2001	2003	2002	2001
Noninterest-bearing demand deposits	$56,763	$47,603	$41,915
Interest-bearing demand deposits	90,614	87,544	94,186.38%		.81%	1.55%
Savings deposits	34,955	33,051	32,591.27		.69	1.43
Money market	90,494	61,294	5,318	1.33	2.36	2.65
Time deposits	237,676	207,169	227,270	3.55	4.10	5.54

Total deposits	$510,502	$436,661	$401,280

Horizon continually revises and enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets. These product changes caused the increases in the average balances as displayed in the table above.

Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2003:

Due in three months or less	$21,255
Due after three months through six months	17,051
Due after six months through one year	11,643
Due after one year	28,644

$78,593

Interest expense on time certificates of $100,000 or more was approximately $1.757 million, $1.231 million, and $4.067 million for 2003, 2002, and 2001, respectively.

Off-Balance Sheet Arrangements

As of the date of this annual Report, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

	Within One Year	One to three years	Three to five years	After five years
Deposits	$425,907	$39,146	$81,115
Long-term debt obligations (1)	17,817	15,758	15,411	$76,986
Subordinated debentures (2)				12,000

(1)	Includes debt obligations to the Federal Home Loan Bank borrowed by Horizon’s banking subsidiary. See note 9 in Horizon’s Consolidated Financial Statements.
(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trust I. See note 10 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
	Within one year	Greater than one year
Letters of credit	$559	$576
Unfunded loan commitments	43,264	28,212

Shareholder Value Plan

During 2001, Horizon initiated a Shareholder Value Plan. The Plan is a comprehensive strategic plan to broaden and improve the market for Horizon’s common stock with local community investors who have a long-term, personal interest in helping Horizon remain an independent community bank. It includes improved communications with shareholders and customers as well as efforts to improve the marketability of its common stock. During the fourth quarter of 2001, two important components of the Shareholder Value Plan were completed. These included a three for one stock split and the listing of Horizon’s stock on the NASDAQ SmallCap Market. Before this, Horizon’s stock was traded on the Bulletin Board. A dividend reinvestment plan was implemented in early 2002 and the quarterly per share dividend was increased to $.102/3 in the fourth quarter of 2002. In October of 2003 Horizon’s Board of Director’s declared a 3 for 2 stock split and in December of 2003 increased the dividend to $.12. This is the second consecutive year for an increase in cash dividends.

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

Prior to Horizon’s stock being listed on NASDAQ SmallCap, the market value of the shares held in Horizon’s Stock Bonus Plan was classified outside of shareholders’ equity. Since the shares in the Stock Bonus Plan are now readily tradeable, Horizon reclassified the Stock Bonus Plan equity to shareholders’ equity at December 31, 2001.

The retirement plans of Horizon own approximately 18% of the outstanding shares at December 31, 2003.

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2003. Stockholders’ equity totaled $46.223 million as of December 31, 2003 compared to $41.410 million as of December 31, 2002. At year-end 2003, the ratio of stockholders’ equity to assets was 6.10% compared to 5.75% for 2002. Horizon’s capital increased during the year 2003 as a result of increased earnings, net of dividends declared, exercise of stock options and net of tax decrease in unrealized gain on securities available for sale. The percentage growth in assets was less than the percentage growth in equity, causing the equity to asset ratio from 2002 to 2003 to increase.

Horizon declared dividends in the amount of $.44 per share in 2003, and $.40 2/3 per share in 2002 and $.40 per share in 2001. These amounts have been adjusted for the three for one stock split declared in 2001 and a three for two stock split declared in 2003. The dividend payout ratio (dividends as a percent of net income) was 19% during 2003, 22% during 2002, and 29% in 2001. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

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

The Bank purchases home mortgages from mortgage companies under warehouse agreements whereby the mortgage company has the right to repurchase the loan. Because these transactions are sales of the loans to the Bank and the Bank is the owner of the purchased loans, the Bank has historically treated these loans as home mortgage loans for call report and regulatory capital purposes. During the course of the routine, periodic examination by bank regulatory authorities commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than as home mortgage loans for call report purposes. If these mortgage loans were treated as other loans, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. The following table shows, for year-ends in 2003, 2002 and 2001 the amount of the Bank’s risk-based and Tier 1 capital ratios as reported and as they would be under this alternative treatment:

Horizon Bank and Horizon Bancorp as of:	Reported	Alternative Treatment	Minimum Required To Be Well Capitalized
December 31, 2003
Total capital (to risk-weighted assets)
Consolidated	14.43%	12.06%	N/A
Bank	15.22%	13.15%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	13.19%	11.48%	N/A
Bank	13.97%	11.90%	6.00%
Tier 1 Capital (to average assets)
Consolidated	7.48%	7.48%	N/A
Bank	7.90%	7.90%	5.00%

December 31, 2002
Total capital (to risk-weighted assets)
Consolidated	13.37%	10.30%	N/A
Bank	13.55%	10.41%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	12.12%	9.17%	N/A
Bank	12.29%	9.27%	6.00%
Tier 1 Capital (to average assets)
Consolidated	7.13%	7.13%	N/A
Bank	7.20%	7.20%	5.00%

December 31, 2001
Total capital (to risk-weighted assets)
Consolidated	10.41%	8.31%	N/A
Bank	10.78%	8.57%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	9.17%	7.15%	N/A
Bank	9.52%	7.41%	6.00%
Tier 1 Capital (to average assets)
Consolidated	5.86%	5.86%	N/A
Bank	6.07%	6.07%	5.00%

If the Bank is required to reclassify such loans, the Bank still meets the regulatory “well capitalized” standards for all of 2003 and 2002. Bank regulators have not issued a final opinion on this matter but management continues to believe that these loans are properly characterized for risk-based capital purposes. However there is no assurance that the regulators will concur with that determination. If required to treat mortgage warehouse loans as commercial loans, the Bank will consider increasing the amount of its capital through the issuance of subordinated debt, trust preferred securities or equity securities; or consider other alternatives.

As of December 31, 2003, management is not aware of any other recommendations by banking regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material effect on Horizon’s liquidity, capital resources, or operations.

Results of Operations

Net Income

Consolidated net income was $6.534 million or $2.10 per diluted share in 2003, $5.499 million or $1.83 per share in 2002 and $4.125 million or $1.39 per share in 2001. All per share information has been adjusted to reflect the three for one stock split declared October 16, 2001 and the three for two stock split declared October 21, 2003.

Net Interest Income

The primary source of earnings for Horizon is net interest income. Net interest income is the difference between what Horizon has earned on assets it has invested and the interest paid on deposits and other funding sources. The net interest margin is net interest income expressed as a percentage of average earning assets. Horizon’s earning assets consist of loans, investment securities, and interest-bearing balances in banks.

	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-bearing assets
Loans – total (1) (3)	$512,441	$34,527	6.74%	$478,311	$35,168	7.35%	$426,821	$36,304	8.51%
Taxable investment securities, including FRB and FHLB stock	122,149	4,725	3.87	82,154	4,629	5.63	65,598	4,085	6.23
Nontaxable investment securities (2)	47,299	2,038	4.31	27,327	1,236	4.52	2,635	114	4.33
Interest-bearing balances and money market investments (4)	4,576	57	1.25	881	47	5.33	733	34	4.64
Federal funds sold	18,590	196	1.05	9,644	185	1.92	6,626	240	3.62

Total interest-earning assets	704,055	41,543	5.90	598,317	41,265	6.90	502,413	40,777	8.12

Noninterest-earning assets
Cash and due from banks	18,911			20,731			19,051
Allowance for loan losses	(6,581)			(5,708)			(5,139)
Other assets	24,933			24,900			25,184

Total assets	$741,318			$638,240			$541,509

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Savings deposits	$34,955	95.27		$33,051	230.69		$32,591	439	1.35
Money market	90,494	1,204	1.38	61,294	1,444	2.36	5,318	141	2.65
Interest-bearing demand deposits	90,614	347.38		87,544	709.81		94,186	2,201	2.34
Time deposits	237,676	8,444	3.55	207,169	8,483	4.10	227,270	12,598	5.54
Short-term borrowings	34,110	388	1.14	22,915	353	1.54	23,061	925	4.01
Long-term debt	147,045	6,914	4.70	134,809	6,893	5.11	78,608	4,666	5.94

Total interest-bearing liabilities	634,894	17,392	2.74	546,782	18,112	3.31	461,034	20,970	4.55

Noninterest-bearing liabilities
Demand deposits	56,763			47,603			41,915
Other liabilities	5,049			5,169			4,487
Stockholders’ equity	44,612			38,686			34,073

Total liabilities and stockholders’ equity	$741,318			$638,240			$541,509

Net interest income		$24,151			$23,153			$19,807

Net interest income as a percent of interest earning assets			3.43%			3.87%			3.94%

(1)	Nonaccruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(2)	Yields are not presented on a tax-equivalent basis.
(3)	Loan fees and late fees included in interest on loans aggregated $3,771,000, $2,654,000 and $2,820,000 in 2003, 2002 and 2001, respectively.
(4)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2003.

	2003 – 2002 Increase/(Decrease)			2002 – 2001 Increase/(Decrease)
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest Income
Loans – total	$(641)	$2,413	$(3,054)	$(1,136)	$4,100	$(5,236)
Taxable investment securities	96	1,824	(1,728)	544	960	(416)
Nontaxable investment securities	802	863	(61)	1,122	1,117	5
Interest-bearing balances and money market investments	10	69	(59)	13	13
Federal funds sold	11	120	(109)	(55)	84	(139)

Total interest income	278	5,289	(5,011)	488	6,274	(5,786)

Interest Expense
Savings deposits	(135)	13	(148)	(209)	6	(215)
Money market	(240)	531	(771)	1,303	1,320	(17)
Interest-bearing demand deposits	(362)	24	(386)	(1,492)	(145)	(1,347)
Time deposits	(39)	1,162	(1,201)	(4,115)	(1,041)	(3,074)
Short-term borrowings	35	143	(108)	(572)	(101)	(471)
Long-term debt	21	599	(578)	2,227	2,949	(722)

Total interest expense	(720)	2,472	(3,192)	(2,858)	2,988	(5,846)

Net Interest Earnings	$998	$2,817	$(1,819)	$3,346	$3,286	$60

Horizon’s average earning assets were $704.055 million in 2003 compared to $598.317 million in 2002 and $502.413 million in 2001. The net interest margin for 2003 was 3.43% compared to 3.87% and 3.94% in 2002 and 2001, respectively. The years 2003 and 2002 saw a relatively stable rate environment after unprecedented declines in interest rates in 2001.

Horizon continued to experience lower loan yields as new loans and loan renewals came on at lower rates than those maturing or paying off. Much of the growth in average loans outstanding came in mortgage warehouse loans which averaged $226 million in 2003 compared to $205 million in 2002 and $126 million at year end 2003. Mortgage warehouse loans peaked at over $300 million in July of 2003. The additional volume related to refinance of conforming residential mortgage loans which carry a lower rate than non-conforming sub prime loans carried in the mortgage warehouse portfolio. So while the volume increased in the mortgage warehouse area, the yield declined. (See note 1 in the Consolidated Financial Statements for further discussion of mortgage warehouse lending.) The investment portfolio was increased during 2003, particularly late in the year as mortgage warehouse volume declined. New investments came on at current market rates which are lower than those on investments which were purchased prior to 2002.

Horizon also lowered its deposit rates in 2003 and 2002, however, due to the already low rates paid and competitive pressures it is difficult to lower short term deposit rates any further.

The increase in net interest income during 2003 and 2002 is primarily the result of increased loan volume, particularly in the mortgage warehouse area and partially offset by a decrease in net interest margin in 2003.

Noninterest Income

The major components of noninterest income consist of service charges on deposit accounts, gain on sale of loans and fiduciary fees. Service charges on deposit accounts are based upon: a) recovery of direct operating expenses associated with providing the service, b) allowing for a profit margin that provides an adequate return on assets and stockholders’ equity, and c) competitive factors within the Bank’s markets. Service charges on deposits were $3.161 million, $2.948 million and $2.362 million, for 2003, 2002 and 2001, respectively. The increase in service charges in 2002 is the result of a new overdraft protection product, offered to certain qualified deposit customers.

Gain on sale of loans was $3.843 million for 2003 compared to $3.152 million in 2002 and $2.366 million for 2001. Horizon sells approximately 85% of its residential mortgage loan production to the secondary market. During 2003 Horizon sold $185 million of the $217 million of loans originated into the secondary market generating the gain indicated. This compares to $132 million current year production of loans sold in 2002 and $122 million in 2001. The 2002 gain amount includes approximately $357 thousand gain on the sale of portfolio loans while the 2001 gain amount includes approximately $184 thousand gain on the sale of portfolio loans. The 2002 amount also includes approximately $381 thousand of gain on the sale of credit card loans. Portfolio mortgage loans were sold to reduce the interest rate risk related to long term fixed rate assets and to provide funding for the growth in other loan areas. The credit card loans were sold to reduce the credit risk, eliminate the inefficiencies related to managing a small portfolio and to provide funding for other loan categories. Horizon anticipates that the volume of mortgage loan activity will decline in 2004 as mortgage refinance activity subsides. This will negatively effect the gain on sale of loans.

Fiduciary fees were $2.411 million in 2003 compared to $2.348 million in 2002 and $2.640 million in 2001. The fluctuations are primarily due to changes in the market value of assets under administration.

During the third and fourth quarter of 2003, approximately $20 million of investment securities were sold at a loss of $510 thousand. The funds generated by these sales were reinvested in securities with higher yields and similar average lives. The loss will be recovered in approximately 12 months through increased earnings on the replacement securities.

Other income includes wire transfer fees charged primarily to mortgage warehouse customers and fees collected on sub-prime loans originated by Horizon, but funded by third parties. The increase in 2003 over 2002 resulted from the additional volume in these activities.

Noninterest Expense

Noninterest expense totaled $24.771 million in 2003 compared to $23.403 million in 2002 and $21.106 million in 2001.

Salaries and benefits increased 9.4% during 2003 compared to an increase of 8.1% during 2002. The increase for 2003 and 2002 was caused primarily by increases in incentive compensation due to company performance and commissions paid to mortgage originators.

Total other expenses, excluding salaries and benefits, increased 1.61% in 2003 and 14.5% in 2002. The primary factors effecting 2003 were: 1) Increased occupancy related to a new facility in Chesterton, Indiana, which replaced an existing facility, and new facilities in the Southwest Michigan market, 2) Decreased data processing costs related to the credit card portfolio which was sold during 2002, 3) Professional fees increased related to rewriting Horizon’s Articles of Association and By Laws which were adopted at the May 2003 shareholders meeting, 4) Outside services increased due in part to maintaining guards at certain branch locations, and 5) Loan expense increased due to the additional volume of loans originated.

The primary factors causing the increase in 2002 were: 1) approximately $200 thousand for processing services related to the new overdraft protection product; 2) $714 thousand write-off of goodwill related to Horizon’s insurance agency. Horizon adopted SFAS 142 on January 1, 2002. An initial test for goodwill impairment was performed which compared the fair value of the Insurance Agency to its carrying value. Market values for comparable agencies, as well as other factors, were used as a basis for determining the fair value of the Insurance Agency. As a result of this testing, Horizon recorded an impairment loss on goodwill of $160 thousand ($97 thousand after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002. During the third quarter of 2002, it was determined that further impairment of the goodwill related to the Insurance Agency existed. This was based on offers received while attempting to market the commercial and group health and life, lines of business of the Insurance Agency. Therefore, a second impairment test was conducted and a further write down of goodwill related to the Insurance Agency was taken as a charge to other expense of $714 thousand. This reduced to zero the carrying value of goodwill related to the Insurance Agency. The remaining goodwill relates to Horizon Trust and Investment Management.

Income Taxes

Income tax expense, before cumulative effect of change in accounting for goodwill, totaled $2.636 million in 2003, $2.778 million in 2002 and $2.592 million in 2001. The effective tax rate was 28.75%, 33.17%, and 38.59% for 2003, 2002, and 2001, respectively. The declines in the effective tax rate are caused by increased tax exempt investment income.

Liquidity and Rate Sensitivity Management

Management and the Board of Directors meet regularly to review both the liquidity and rate sensitivity position of Horizon. Effective asset and liability management ensures Horizon’s ability to monitor the cash flow requirements of depositors along with the demands of borrowers and to measure and manage interest rate risk. Horizon utilizes an interest rate risk assessment model designed to highlight sources of existing interest rate risk and consider the effect of these risks on strategic planning. Management maintains (within certain parameters) an essentially balanced ratio of interest sensitive assets to liabilities in order to protect against the effects of wide interest rate fluctuations.

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At December 31, 2003, Horizon has available approximately $135.5 million in available credit from various money center banks, including the FHLB. During 2003, cash flows were generated primarily from an increase in deposits of $56.9 million and a decrease in loans of $88.7 million. Cash flows were used for a $106.2 million increase in investment securities and a 21.1 million reduction in Federal Home Loan Bank advances. The net cash and cash equivalent position increased by $9.8 million during 2003.

Interest Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or maturing in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. At December 31, 2003, the amount of assets that reprice within one year were approximately 122% of the amount of liabilities that reprice within the same time period. This compares to 157% at December 31, 2002.

	Rate Sensitivity
	3 Months or Less	> 3 Months and < 6 Months	> 6 Months and < 1 Year	Greater Than 1 Year	Total
Loans	$224,382	$31,662	$64,053	$135,834	$455,931
Federal funds sold	17,000				17,000
Interest-bearing balances with Banks	9,165				9,165
Investment securities and FRB and FHLB stock	31,341	7,813	12,086	175,308	226,548
Other assets				48,427	48,427

Total assets	$281,888	$39,475	$76,139	$359,569	$757,071

	Rate Sensitivity
	3 Months or Less	> 3 Months and < 6 Months	> 6 Months and < 1 Year	Greater Than 1 Year	Total
Noninterest-bearing deposits	$5,888	$5,888	$11,776	$47,605	$71,157
Interest-bearing deposits	76,054	91,731	83,381	223,845	475,011
Borrowed funds	37,491	7,760	5,223	107,739	158,213
Other liabilities				6,467	6,467
Stockholders’ equity				42,223	46,223

Total liabilities and stockholders’ equity	$119,433	$105,379	$100,380	$431,879	$757,071

GAP	$159,263	$(65,904)	$(24,241)	$(69,118)

Cumulative GAP	$159,263	$93,359	$69,118

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

Quantitative and Qualitative Disclosures About Market Risk

Horizon’s primary market risk exposure is interest rate risk. Interest rate risk (IRR) is the risk that Horizon’s earnings and capital will be adversely affected by changes in interest rates. The primary approach to IRR management is one that focuses on adjustments to the asset/liability mix in order to limit the magnitude of IRR.

Horizon’s exposure to interest rate risk is due to repricing or mismatch risk, embedded options risk, and yield curve risk. Repricing risk is the risk of adverse consequence from a change in interest rates that arise because of differences in the timing of when those interest rate changes affect Horizon’s assets and liabilities. Basis risk is the risk that the spread, or rate difference, between instruments of similar maturities will change. Options risk arises whenever products give the customer the right, but not the obligation, to alter the quantity or timing of cash flows. Yield curve risk is the risk that changes in prevailing interest rates will affect instruments of different maturities by different amounts. Horizon’s objective is to remain reasonably neutral with respect to IRR. Horizon utilizes a variety of strategies to maintain this position including the sale of mortgage loans on the secondary market and varying maturities of FHLB advances, certificates of deposit funding, and investment securities.

The table, which follows, provides information about Horizon’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

Horizon had no derivative financial instruments or trading portfolio as of December 31, 2003.

Quantitative Disclosure of Market Risk

	2004	2005	2006	2007	2008	2009 and Beyond	Total	Fair Value 12/31/03
Rate-sensitive assets
Fixed interest rate loans	$45,011	$34,234	$28,162	$20,628	$12,035	$26,564	$166,634	$163,828
Average interest rate	6.74%	6.81%	6.64%	6.36%	6.21%	6.63%	6.63%

Variable interest rate loans	275,105	2,745	1,631	2,629	1,427	5,760	289,297	300,219
Average interest rate	6.65%	6.40%	6.75%	6.28%	6.75%	6.83%	5.70%

Total loans	320,116	36,979	29,793	23,257	13,462	32,324	455,931	469,047
Average interest rate	5.80%	6.78%	6.65%	6.35%	6.27%	6.68%	6.04%

Securities, including FRB and FHLB stock	51,405	27,266	27,592	26,083	23,832	70,370	226,548	226,856
Average interest rate	4.96%	3.79%	3.59%	3.42%	3.73%	4.75%	4.28%

Other interest-bearing assets	26,165						26,165	26,165
Average interest rate	.87%						.87%

Total earnings assets	397,686	64,245	57,385	49,340	37,294	102,694	708,644	722,068
Average interest rate	5.78%	7.23%	7.18%	6.99%	6.59%	6.12%	6.04%

Rate-sensitive liabilities

Noninterest-bearing deposits	$23,553	$14,453	$10,065	$7,009	$4,881	$11,196	$71,157	$71,157

NOW accounts	41,304	14,170	10,231	7,388	5,334	13,857	92,284	86,248
Average interest rate	.46%	.22%	.22%	.22%	.22%	.22%	.33%

Savings and money market accounts	67,538	29,496	19,928	3,427	2,416	5,773	128,578	124,500
Average interest rate	1.15%	1.07%	1.06%	.20%	.20%	.20%	1.04%

Certificates of deposit	142,325	37,854	11,259	48,525	14,186		254,149	259,716
Average interest rate	2.93%	3.39%	3.72%	4.73%	3.68%		3.42%

Total deposits	274,720	95,973	51,483	6,349	26,817	30,826	546,168	541,621
Average interest rate	1.87%	1.70%	1.27%	3.50%	2.01%	.14%	1.89%

Fixed interest rate borrowings	18,232	8,386	7,831	15,294	75,443	786	125,972	130,782
Average interest rate	5.85%	4.29%	4.38%	4.28%	4.74%	4.86%	4.81%

Variable interest rate borrowings	32,241						32,241	32,241
Average interest rate	2.54%						2.54%

Total funds	325,193	104,359	59,314	81,643	102,260	31,612	704,381	704,636
Average interest rate	2.16%	1.91%	1.72%	3.64%	4.03%	1.90%	2.44%

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities addressed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This accounting guidance amends SFAS No. 133 for decisions made by the FASB as part of the Derivatives Implementation Group process and also amends SFAS No. 133 to clarify the definition of a derivative. SFAS No. 149 is effective generally for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This accounting guidance is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003. For preexisting VIEs, the FASB deferred the consolidation provisions on October 8, 2003, to periods ending after December 15, 2003. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

The Company will apply the provisions of FIN 46 to a wholly-owned subsidiary grantor trust that had issued mandatorily redeemable preferred securities of the grantor trust to third party investors. The application of FIN 46 to this VIE will result in the deconsolidation of the trust for the quarter ending March 31, 2004. The Company does not believe there will be a material impact on the results of operations or liquidity as a result of applying the provisions of FIN 46.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HORIZON BANCORP

Consolidated Financial Statements

HORIZON BANCORP

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

December 31	2003	2002
Assets
Cash and due from banks	$28,434	$23,568
Interest-bearing demand deposits	30	124
Federal funds sold	17,000	12,000

Cash and cash equivalents	45,464	35,692
Interest-bearing deposits	9,135	321
Investment securities available for sale	215,695	109,453
Loans held for sale	8,213	12,620
Loans, net of allowance for loan losses of $6,909 and $6,255	440,809	529,538
Premises and equipment	16,460	15,794
Federal Reserve and Federal Home Loan Bank stock	10,853	8,329
Interest receivable	3,769	3,510
Other assets	6,673	4,873

Total assets	$757,071	$720,130

Liabilities
Deposits
Noninterest bearing	$71,157	$51,134
Interest bearing	475,011	438,125

Total deposits	546,168	489,259
Short-term borrowings	20,241	24,409
Federal Home Loan Bank advances	125,972	147,112
Guaranteed preferred beneficial interests in Horizon Bancorp’s subordinated debentures	12,000	12,000
Interest payable	751	857
Other liabilities	5,716	5,083

Total liabilities	710,848	678,720

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 4,684,095 and 4,672,926 shares	1,041	1,038
Additional paid-in capital	20,994	20,808
Retained earnings	37,638	32,418
Accumulated other comprehensive income	2,075	2,671
Treasury stock, at cost, 1,698,881 shares	(15,525)	(15,525)

Total stockholders’ equity	46,223	41,410

Total liabilities and stockholders’ equity	$757,071	$720,130

See notes to consolidated financial statements.

HORIZON BANCORP

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

Years Ended December 31	2003	2002	2001
Interest Income
Loans receivable	$34,527	$35,168	$36,304
Investment securities
Taxable	4,978	4,861	4,359
Tax exempt	2,038	1,236	114

Total interest income	41,543	41,265	40,777

Interest Expense
Deposits	10,090	11,089	15,975
Federal funds purchased and short-term borrowings	388	650	329
Federal Home Loan Bank advances	6,329	5,855	4,666
Subordinated debentures	585	518

Total interest expense	17,392	18,112	20,970

Net Interest Income	24,151	23,153	19,807
Provision for loan losses	1,350	1,625	1,505

Net Interest Income After Provision for Loan Losses	22,801	21,528	18,302

Other Income
Service charges on deposit accounts	3,161	2,948	2,362
Wire transfer fee income	752	757	557
Fiduciary activities	2,411	2,348	2,640
Commission income from insurance agency	246	653	849
Gain on sale of loans	3,843	3,152	2,366
Gain (loss) on sale of securities	(510)		2
Other income	1,237	391	745

Total other income	11,140	10,249	9,521

Other Expenses
Salaries and employee benefits	13,948	12,752	11,801
Net occupancy expenses	1,827	1,652	1,725
Data processing and equipment expenses	2,068	2,177	2,177
Other expenses	6,928	6,822	5,403

Total other expenses	24,771	23,403	21,106

Income Before Income Tax and Cumulative Effect of Change in Accounting for Goodwill	9,170	8,374	6,717
Income tax expense	2,636	2,778	2,592

Income Before Cumulative Effect of Change in Accounting for Goodwill	6,534	5,596	4,125

Cumulative Effect of a Change in Accounting for Goodwill (Net of Income Taxes of $63)		97

Net Income	$6,534	$5,499	$4,125

Basic Earnings Per Share
Before cumulative effect of a change in accounting for goodwill	$2.19	$1.88	$1.39
Cumulative effect of a change in accounting for goodwill		(.03)

	$2.19	$1.85	$1.39

Diluted Earnings Per Share
Before cumulative effect of a change in accounting for goodwill	$2.10	$1.86	$1.39
Cumulative effect of a change in accounting for goodwill		(.03)

	$2.10	$1.83	$1.39

See notes to consolidated financial statements.

HORIZON BANCORP

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, January 1, 2001	$907	$14,263		$25,184	$9	$(15,415)	$24,948
Net income			$4,125	4,125			4,125
Other comprehensive income, net of tax, unrealized gains on securities			421		421		421

Comprehensive income			$4,546

Cash dividends ($.40 per share)				(1,179)			(1,179)
Purchase of 4,405 shares of treasury stock						(48)	(48)
Transfer of Stock Bonus Plan shares to equity	131	6,545					6,676

Balances, December 31, 2001	1,038	20,808		28,130	430	(15,463)	34,943
Net income			$5,499	5,499			5,499
Other comprehensive income, net of tax, unrealized gains on securities			2,241		2,241		2,241

Comprehensive income			$7,740

Cash dividends ($.41 per share)				(1,211)			(1,211)
Purchase of 4,500 shares of treasury stock						(62)	(62)

Balances, December 31, 2002	1,038	20,808		32,418	2,671	(15,525)	41,410
Net income			$6,534	6,534			6,534
Other comprehensive loss, net of tax, unrealized losses on securities			(596)		(596)		(596)

Comprehensive income			$5,938

Cash dividends ($.44 per share)				(1,311)			(1,311)
Exercise of stock options	3	155					158
Tax benefit related to stock options		31					31
Fractional share payment due to stock split				(3)			(3)

Balances, December 31, 2003	$1,041	$20,994		$37,638	$2,075	$(15,525)	$46,223

See notes to consolidated financial statements.

HORIZON BANCORP

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

Years Ended December 31	2003	2002	2001
Operating Activities
Net income	$6,534	$5,499	$4,125
Items not requiring (providing) cash
Provision for loan losses	1,350	1,625	1,505
Depreciation and amortization	1,524	1,444	1,476
Premium amortization on securities available for sale	872	124	173
Goodwill impairment		874
Mortgage servicing rights impairment (recovery)	(111)	407
Deferred income tax	(525)	(703)	(808)
(Gain) loss on sales of securities available for sale	510		(2)
Gain on sale of loans	(3,843)	(3,152)	(2,366)
Proceeds from sales of loans	222,975	166,834	148,988
Loans originated for sale	(214,725)	(169,486)	(149,262)
(Gain) loss on sale of premises and equipment	(24)	(137)	153
Federal Home Loan Bank stock dividends	(325)
Other adjustments	(266)	(7)	(273)
Net change in
Interest receivable	(259)	(301)	92
Interest payable	(106)	92	(250)
Other assets	(916)	773	(1,417)
Other liabilities	633	82	1,680

Net cash provided by operating activities	13,298	3,968	3,814

Investing Activities
Net change in interest-bearing deposits	(8,814)	(74)	(9)
Purchases of securities available for sale	(214,133)	(75,323)	(24,142)
Proceeds from maturities, calls and principal repayments of securities available for sale	69,693	36,482	28,384
Proceeds from sales of securities available for sale	35,899		317
Purchase of Federal Reserve and Federal Home Loan Bank stock	(2,199)	(1,591)	(499)
Net change in loans	87,443	(70,182)	(74,619)
Proceeds from sale of fixed assets	31	585
Recoveries on loans previously charged-off	288	417	683
Purchases of premises and equipment	(2,210)	(1,489)	(545)

Net cash used in investing activities	(34,002)	(111,175)	(70,430)

See notes to consolidated financial statements

HORIZON BANCORP

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Continued)

Years Ended December 31	2003	2002	2001
Financing Activities
Net change in
Deposits	$56,909	$69,660	$33,251
Short-term borrowings	(4,168)	2,065	(11,804)
Federal Home Loan Bank advances	148,038	161,848	212,000
Repayment of Federal Home Loan Bank advances	(169,178)	(120,029)	(182,027)
Proceeds from issuance of trust preferred securities		12,000
Dividends paid	(1,311)	(1,211)	(1,179)
Fractional share payment due to stock split	(3)
Issuance of stock	189
Purchase of treasury stock		(62)	(48)

Net cash provided by financing activities	30,476	124,271	50,193

Net Change in Cash and Cash Equivalents	9,772	17,064	(16,423)

Cash and Cash Equivalents, Beginning of Year	35,692	18,628	35,051

Cash and Cash Equivalents, End of Year	$45,464	$35,692	$18,628

Additional Cash Flows Information
Interest paid	$17,498	$18,020	$21,220
Income tax paid	3,780	3,860	2,540

See notes to consolidated financial statements.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp (Horizon) and its wholly owned subsidiaries, Horizon Bank, N.A. (Bank), HBC Insurance Group, Inc. and Horizon Statutory Trust (Trust) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking. The Bank has three wholly-owned subsidiaries: Horizon Trust & Investment Management, Inc. (HTIM), Horizon Investments, Inc. (Investment company) and Horizon Insurance Services, Inc. (Insurance Agency). HTIM offers corporate and individual trust and agency services and investment management services. Horizon Investments, Inc. manages the investment portfolio of the Bank. The Insurance Agency offers a full line of personal insurance products. The Bank maintains four full service facilities in LaPorte County, three full service facilities in Porter County, Indiana and one full service facility in Berrien County, Michigan. The Bank also maintains loan production offices in Elkhart and Lake Counties of Indiana. The Insurance Company offers credit insurance. The net income generated from the insurance operations is not significant to the overall operations of Horizon. Horizon conducts no business except that incident to its ownership of the subsidiaries.

Horizon formed a wholly owned subsidiary in 2002, Horizon Statutory Trust I, for the purpose of participating in a Pooled Trust Preferred Stock offering. See Note 10 for further discussion regarding this subsidiary.

Basis of Reporting — The consolidated financial statements include the accounts of Horizon and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities Available for Sale — Horizon designates its investment portfolio as available for sale based on management’s plans to use such securities for asset and liability management, liquidity and not to hold such securities as long-term investments. Management repositions the portfolio to take advantage of future expected interest rate trends when Horizon’s long-term profitability can be enhanced. Investment securities available for sale and marketable equity securities are carried at estimated fair value and any net unrealized gains/losses (after tax) on these securities are included in accumulated other comprehensive income. Gains/losses on the disposition of securities available for sale are recognized at the time of the transaction and are determined by the specific identification method.

Loans Held for Sale — Loans held for sale are reported at the lower of cost or market value in the aggregate.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Interest and Fees on Loans — Interest on commercial, mortgage and installment loans is recognized over the term of the loans based on the principal amount outstanding. When principal or interest is past due 90 days or more, and the loan is not well secured and it is in the process of collection, or when serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment.

Concentrations of Credit Risk — The Bank grants commercial, real estate and consumer loans to customers located primarily in LaPorte County and portions of Porter County in Northwest Indiana and Berrien County Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 34% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. Real estate loans make up approximately 15% of the loan portfolio and are secured by both commercial and residential real estate. Installment loans make up approximately 23% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 28% of the loan portfolio and are secured by residential real estate.

Mortgage Warehouse Loans — Horizon purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. Horizon held loans that were purchased under agreements to resell from 28 approved mortgage companies at December 31, 2003. Horizon purchases such loans from mortgage companies, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. As a result, no gains and losses are recorded at the resale of loans. Horizon records interest and fee income on the loans during the funding period. Horizon uses the stated interest rate in the agreement with each mortgage company for interest income recognition, and not the interest rates on the individual loans. Horizon does not retain servicing of the loans when they are resold. Loans consist of purchase money and refinance mortgage loans and are generally held no more than 90 days by Horizon and are typically resold within 30 days.

Allowance for Loan Losses — An allowance for loan losses is maintained to absorb loan losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. Horizon’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

The formula allowance is calculated by applying loss factors to pools of outstanding loans and certain unused commitments. Loss factors are based on a historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established in cases where management has identified conditions or circumstances related to a credit that management believes indicate the probability that a loss will be incurred in excess of the amount determined by the application of the formula allowance.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include factors such as local, regional and national economic conditions and forecasts, concentrations of credit and changes in the composition of the portfolio.

Loan Impairment — When analysis determines a borrower’s operating results and financial condition are not adequate to meet debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due.

Loans are considered impaired if full principal or interest payments are not made in accordance with the original terms of the loan. Impaired loans are measured and carried at the lower of cost or the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.

Smaller balance homogenous loans are evaluated for impairment in the aggregate. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans and automobile, home equity and second mortgages. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

Premises and Equipment — Buildings and major improvements are capitalized and depreciated using primarily the straight-line method with useful lives ranging from 3 to 40 years. Furniture and equipment are capitalized and depreciated using primarily the straight-line method with useful lives ranging from 3 to 20 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Federal Reserve and Federal Home Loan Bank Stock — The stock is a required investment for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

Mortgage Servicing Rights — Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenue. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. Amortization expense and charges related to an impairment write-down are included in other income.

Intangible Assets — On January 1, 2002, Horizon adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Under this Statement goodwill and other intangibles are periodically evaluated for possible impairment. If impairment exists, the intangible asset is written down to its fair value through a charge to the income statement.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Income Taxes — Horizon files annual consolidated income tax returns with its subsidiaries. Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

Trust Assets and Income — Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets since such property is not owned by Horizon.

Earnings per Common Share and Dividends Declared per Common Share — Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For years prior to 2002, the outstanding stock options were not included in the computation of diluted EPS because the contracts could be settled in common stock or in cash at the election of the option holder. Historically, all contracts had been settled in cash and it was anticipated that the exercise of future contracts would also be settled in cash. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 2,978,161 for 2003, 2,975,394 for 2002 and 2,978,187 for 2001. The number of shares used in the computation of diluted earnings per share is 3,108,178 for 2003 and 3,003,381 for 2002.

Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. Total stockholder’s equity for the Bank at December 31, 2003 was $61,195,136 of which $42,481,567 was restricted from dividend distribution to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and short-term borrowings.

Stock Split – On October 16, 2001, the Board of Directors of the Company declared a three for one stock split. On October 21, 2003, the Board of Directors of the Company declared a three for two stock split. All share and per share amounts have been adjusted to give effect for these stock splits.

Stock Options – At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 18. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Years Ended December 31	2003	2002	2001
Net income, as reported	$6,534	$5,499	$4,125
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(79)	(4)

Pro forma net income	$6,455	$5,495	$4,125

Earnings per share:
Basic – as reported	$2.19	$1.85	$1.39
Basic – pro forma	$2.17	$1.85	$1.39
Diluted – as reported	$2.10	$1.83	$1.39
Diluted – pro forma	$2.08	$1.83	$1.39

Reclassifications — Certain reclassifications have been made to the 2002 and 2001 financial statements to be comparable to 2003.

Note 2 — Investment Securities

	2003
December 31	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U. S. Treasury and federal agencies	$66,945	$196	$(369)	$66,772
State and municipal	57,799	2,482	(51)	60,230
Federal agency collateralized mortgage obligations	14,354	176	(42)	14,488
Federal agency mortgage backed pools	72,806	747	(7)	73,546
Corporate notes	600	59		659

Total investment securities	$212,504	$3,660	$(469)	$215,695

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

	2002
December 31	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U. S. Treasury and federal agencies	$5,979	$93		$6,072
State and municipal	35,504	1,611		37,115
Federal agency collateralized mortgage obligations	18,697	828		19,525
Federal agency mortgage backed pools	45,164	1,582	$(5)	46,741

Total investment securities	$105,344	$4,114	$(5)	$109,453

The amortized cost and fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$4,796	$4,802
One to five years	68,267	68,418
Five to ten years	6,703	6,860
After ten years	45,578	47,581

	125,344	127,661
Federal agency collateralized mortgage obligations	14,354	14,488
Federal agency mortgage backed pools	72,806	73,546

Totals	$212,504	$215,695

Securities with a carrying value of $39,184,000 and $44,669,000 were pledged at December 31, 2003 and 2002, to secure certain public and trust deposits and securities sold under agreements to repurchase.

Proceeds from sales of securities available for sale during 2003 and 2001 were $35,899,000 and $317,000, respectively. Gross gains of $140,000 and $2,000 and gross losses of $650,000 and $0 were recognized on these sales in 2003 and 2001. There were no sales of securities available for sale during 2002.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003, was $36,519,000, which is approximately 17% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury and federal agencies	$20,631	$369	$0	$0	$20,631	$369
State and municipal	5,445	51			5,445	51
Federal agency collateralized mortgage obligations	5,478	42			5,478	42
Federal agency mortgage backed pools	4,965	7			4,965	7

Total temporarily impaired securities	$36,519	$469	$0	$0	$36,519	$469

Note 3 — Loans and Allowance

December 31	2003	2002
Commercial loans	$152,362	$111,897
Mortgage warehouse loans	126,056	268,452
Real estate loans	67,428	73,910
Installment loans	101,872	81,534

	447,718	535,793
Allowance for loan losses	(6,909)	(6,255)

Total loans	$440,809	$529,538

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

December 31	2003	2002	2001
Allowance for loan losses
Balances, January 1	$6,255	$5,410	$4,803
Provision for losses	1,350	1,625	1,505
Recoveries on loans	288	417	683
Loans charged off	(984)	(1,197)	(1,581)

Balances, December 31	$6,909	$6,255	$5,410

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $314,621 and $162,741 at December 31, 2003 and 2002, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses, totaled $61,742 and $25,000 at December 31, 2003 and 2002, respectively. The average balance of impaired loans during 2003 was $320,925 and $585,490 during 2002. There was $900 and $438 of interest income recorded and received during 2003 and 2002 on impaired loans.

At December 31, 2003 and 2002, loans past due more than 90 days and still accruing interest totaled approximately $176,000 and $76,000.

Loans on which the recognition of interest has been discontinued or reduced totaled approximately $1,707,000, $1,217,000 and $1,772,000 at December 31, 2003, 2002 and 2001. Interest income not recognized on these loans totaled approximately $118,000, $122,000 and $129,000 in 2003, 2002 and 2001.

Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $5,731,000 and $5,403,000, as of December 31, 2003 and 2002. During 2003, new loans or advances were $6,961,000 and loan payments were $6,633,000.

Note 4 — Premises and Equipment

December 31	2003	2002
Land	$3,517	$3,126
Buildings and improvements	17,921	16,978
Furniture and equipment	8,144	7,526

Total cost	29,582	27,630
Accumulated depreciation	(13,122)	(11,836)

Net	$16,460	$15,794

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 5 — Goodwill

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. Under this statement goodwill is to be evaluated for possible impairment as of January 1, 2002, and periodically thereafter. Horizon adopted SFAS 142 on January 1, 2002. As required by this standard, an initial test for goodwill impairment was performed which compared the fair value of the Insurance Agency to its carrying value. Market values for comparable agencies, as well as other factors, were used as the basis for determining the fair value of the Insurance Agency. As a result of this testing, Horizon recorded an impairment loss on goodwill of $160,000 ($97,000 after-tax) as a cumulative effect of change in accounting principle in the first quarter of 2002.

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

The following table summarizes the change in the carrying amount of goodwill for 2003 and 2002:

December 31	2003	2002
Balance, January 1	$158	$1,032
Impairment loss		(874)

Balance, December 31	$158	$158

Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for year ended December 31, 2001 as follows:

December 31	2001
Reported net income	$4,125
Add back: Goodwill amortization, net of tax	55

Adjusted net income	$4,180

Basic and Diluted Earnings Per Share
Reported earnings per share	$1.39
Add back: Goodwill amortization, net of tax per share	02

Adjusted basic and diluted earnings per share	$1.41

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 6 — Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $148,359,000 and $102,409,000 at December 31, 2003 and 2002.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2003, totaled approximately $1,133,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2003	2002
Mortgage Servicing Rights
Balances, January 1	$939	$892
Servicing rights capitalized	860	340
Amortization of servicing rights	(370)	(293)

	1,429	939
Impairment allowance	(296)	(407)

Balances, December 31	$1,133	$532

During 2003, the Bank recorded a gross recovery of the impairment allowance totaling approximately $111,000.

Note 7 — Deposits

December 31	2003	2002
Noninterest bearing demand deposits	$71,157	$51,134
Interest bearing demand deposits	92,284	94,357
Money market (variable rate)	94,174	80,338
Savings deposits	34,403	32,834
Certificates of deposit of $100,000 or more	78,593	74,735
Other certificates and time deposits	175,557	155,861

Total deposits	$546,168	$489,259

Certificates and other time deposits maturing in years ending December 31 are as follows:

2004	$133,888
2005	33,381
2006	5,766
2007	53,564
2008	27,551

$254,150

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 8 — Short-Term Borrowings

December 31	2003	2002
Securities sold under agreements to repurchase	$15,241	$22,259
Notes payable, unsecured	5,000	2,150

Total short-term borrowings	$20,241	$24,409

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U. S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2002 and 2001 totaled $46,353,000 and $22,379,000 and the daily average of such agreements totaled $28,257,000 and $18,095,000. The agreements at December 31, 2003, are due on demand.

Horizon has an unsecured $8,000,000 line of credit, of which $5,000,000 was outstanding at December 31, 2003. The loan is from an unrelated financial institution with interest payable quarterly at a rate indexed to LIBOR. The note matures within one year.

At December 31, 2003, the Bank has available approximately $126,000,000 in credit lines with various money center banks, including the FHLB.

Note 9 — FHLB Advances

December 31	2003	2002
Federal Home Loan Bank advances, variable and fixed rates ranging from 2.86% to 7.53%, due at various dates through May 15, 2020	$125,972	$147,112

The Federal Home Loan Bank advances are secured by first-mortgage loans totaling approximately $209,600,000. Advances are subject to restrictions or penalties in the event of prepayment.

Contractual maturities in years ending December 31
2004	$17,817
2005	8,124
2006	7,634
2007	15,143
2008	268
Thereafter	76,986

$125,972

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 10 — Guaranteed Preferred Beneficial Interests in Horizon Bancorp’s Subordinated Debentures

In March of 2002, Horizon formed Horizon Statutory Trust I (Trust). The Trust is a statutory business trust and is wholly owned by Horizon. The Trust issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $12 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032 and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $362,000 were capitalized and are being amortized to the first call date of the securities.

Note 11 — Employee Stock Bonus Plan

Horizon maintains an employee stock bonus plan (Stock Bonus Plan) that covers substantially all employees. The Stock Bonus Plan is noncontributory and Horizon may make discretionary matching contributions and regular contributions. Prior to the establishment of the Stock Bonus Plan, Horizon maintained an employee stock ownership plan. The retirement plans of Horizon own approximately 18% of the outstanding shares.

Prior to 2001, the Stock Bonus Plan’s equity was classified outside of stockholders’ equity. In 2001, Horizon’s common shares became listed on a national market system. Since the shares in the Stock Bonus Plan are now readily tradable, Horizon reclassified the Stock Bonus Plan equity to stockholders’ equity during 2001.

Total cash contributions and expense recorded during the years 2003, 2002 and 2001 for the Stock Bonus Plan were $250,000, $250,000 and $200,000.

Below are the transactions affecting the Stock Bonus Plan/ESOP equity accounts:

	Common Stock	Additional Paid-in Capital	Unallocated ESOP Shares	Total
Balances, January 1, 2001	$131	$6,545	$0	$6,676
Net Stock Bonus Plan share purchases and distributions	(131)	(6,545)		(6,676)

Balances, December 31, 2001, 2002 and 2003	$0	$0	$0	$0

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 12 — Employee Thrift Plan

The Employee Thrift Plan (Plan) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s 2003, 2002 and 2001 expense related to the thrift plan totaled $300,000, $264,000 and $203,000.

Note 13 — Other Expenses

Years Ended December 31	2003	2002	2001
Supplies and printing	$365	$339	$314
Advertising	731	670	651
Communication	630	644	703
Professional fees	1,229	1,096	1,037
Training	95	115	108
Outside services and consultants	1,114	944	678
Reinsurance company	30	47	48
Loan expenses	1,092	755	631
Goodwill amortization			90
Goodwill impairment		714
Directors fees	224	177	224
Insurance expense	340	316	234
Other	1,078	1,005	685

Total other expenses	$6,928	$6,822	$5,403

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 14 — Income Tax

Years Ended December 31	2003	2002	2001
Income tax expense
Currently payable
Federal	$2,673	$2,953	$2,791
State	488	528	609
Deferred	(525)	(703)	(808)

Total income tax expense	$2,636	$2,778	$2,592

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$3,114	$2,847	$2,284
Tax exempt interest	(804)	(534)	(145)
Nondeductible and other	4	117	51
Effect of state income taxes	322	348	402

Actual tax expense	$2,636	$2,778	$2,592

The tax benefit applicable to securities losses for 2003 was $152,951. There were no security sales in 2002. The tax expense applicable to securities gains was $792 for 2001.

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31	2003	2002
Assets
Allowance for loan losses	$2,936	$2,388
Accrued operating expenses	214	85
Loan fees	42	41
Director and employee benefits	663	568

Total assets	3,855	3,082

Liabilities
Depreciation	(742)	(667)
Federal Home Loan Bank stock dividends	(138)
Other	(213)	(178)
Unrealized gain on securities available for sale	(1,117)	(1,438)

Total liabilities	(2,210)	(2,283)

Net deferred tax asset	$1,645	$799

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 15 — Other Comprehensive Income

Years Ended December 31	2003	2002	2001
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	$(1,414)	$3,398	$695
Less: reclassification adjustment for gains (losses) realized in net income	(510)		2

Net unrealized gains	(904)	3,398	693
Tax (expense) benefit	308	(1,157)	(272)

Other comprehensive income (loss)	$(596)	$2,241	$421

Note 16 — Commitments, Off-Balance Sheet Risk and Contingencies

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management’s opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

The Bank was required to have approximately $809,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2003. These balances are included in cash and cash equivalents and do not earn interest.

The Bank is a party to financial instruments with off-balance sheet risk in the ordinary course of business to meet financing needs of its customers. These financial instruments include commitments to make loans and standby letters of credit. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

At December 31, 2003 and 2002, commitments to make loans amounted to approximately $60,236,000 and $63,571,190 and commitments under outstanding standby letters of credit amounted to approximately $1,136,000 and $1,632,000. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 17 — Regulatory Capital

Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier I capital and Tier I leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2003 and 2002, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.

During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at December 31, 2003 and 2002.

Horizon’s and the Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Required for Capital [1] Adequacy Purposes		Minimum Required To Be Well Capitalized [1] Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital [1] (to risk-weighted assets)
Consolidated	$61,078	14.43%	$33,852	8.00%	N/A	N/A
Bank	64,050	15.22	33,666	8.00	42,083	10.00%
Tier I capital [1] (to risk-weighted assets)
Consolidated	55,797	13.19	16,926	4.00	N/A	N/A
Bank	58,769	13.97	16,833	4.00	25,250	6.00
Tier I capital [1] (to average assets)
Consolidated	55,797	7.48	29,850	4.00	N/A	N/A
Bank	58,769	7.90	29,769	4.00	37,212	5.00

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

	Actual		Minimum Required for Capital [1] Adequacy Purposes		Minimum Required To Be Well Capitalized [1] Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital [1] (to risk-weighted assets)
Consolidated	$55,729	13.37%	$33,355	8.00%	N/A	N/A
Bank	56,207	13.55	33,195	8.00	$41,494	10.00%
Tier I capital [1] (to risk-weighted assets)
Consolidated	50,529	12.12	16,677	4.00	N/A	N/A
Bank	51,007	12.29	16,597	4.00	24,896	6.00
Tier I capital [1] (to average assets)
Consolidated	50,529	7.13	28,342	4.00	N/A	N/A
Bank	51,007	7.20	28,341	4.00	35,426	5.00

1 As defined by regulatory agencies

Note 18 — Stock Options and Stock Appreciation Rights

Horizon maintains the 1987 Nonqualified Stock Option and Stock Appreciation Right Plan (1987 Plan) under which options and stock appreciation rights (SARs) were granted to certain officers and employees. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option’s exercise price. The underlying stock options are deemed to have been exercised upon exercise of the SARs. No options were available for grant at December 31, 2003, 2002 and 2001, however, outstanding options may be exercised until their expiration.

Horizon recognizes compensation expense related to the 1987 Plan on a periodic basis based on the difference between the excess of the fair market value of the shares of common stock over the exercise price for SARs and those options exercised during the year. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2003. Horizon recorded a reduction in compensation expense related to the 1987 Plan of $13,000 in 2002 and compensation expense of $342,000 in 2001.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

A summary of transactions for the 1987 Plan follows:

	Shares		Weighted-Average Exercise Price
	Available for Grant	Options Outstanding
Balances, January 1, 2001	0	75,600	$5.91
Exercised		(54,000)	6.80

Balances, December 31, 2001	0	21,600	3.67
Exercised		(3,600)	3.00

Balances, December 31, 2002	0	18,000	3.81
Exercised		(8,550)	3.00

Balances, December 31, 2003	0	9,450	4.53

The options granted under the 1987 Plan are fully vested.

The following table summarizes information about stock options under the 1987 Plan outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable
$3.00	2,700	7.08 years	$3.00	2,700
$5.00 to $5.45	6,750	5.71 years	$5.15	6,750

Under Horizon’s 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been exercised upon exercise of the SARs. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2003. Horizon recorded compensation expense of $437,000 and $671,000 related to the 1997 plan in 2002 and 2001, respectively.

HORIZON BANCORP

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

A summary of transactions for the 1997 Plan follows:

	Shares		Weighted-Average Exercise Price
	Available for Grant	Options Outstanding
Balances, January 1, 2001	83,700	321,300	$9.28
Granted	(83,700)	83,700	6.43
Forfeitures	4,500	(4,500)	11.04

Balances, December 31, 2001	4,500	400,500	8.64
Exercised		(65,160)	8.66

Balances, December 31, 2002	4,500	335,340	8.63
Granted	(4,500)	4,500	17.93
Exercised		(2,700)	6.49

Balances, December 31, 2003	0	337,140	8.77

The options granted under the 1997 Plan vest at a rate of 20% per year.

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2003
Dividend yields	2.31%
Volatility factors of expected market price of common stock	26.35%
Risk-free interest rates	4.03%
Expected life of options	9 years

Weighted-average fair value of options granted during the year	$5.27

The following table summarizes information about stock options under the 1997 Plan outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable
$6.48 to $7.50	153,090	9.51 years	$6.46	63,810
$9.22 to $11.17	152,550	8.18 years	10.01	96,120
$13.33	27,000	10.56 years	13.33	27,000
$17.93	4,500	10.01 years	17.93	0

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Horizon applies APB No. 25 and related interpretations in accounting for its plans. Had compensation cost for Horizon’s plans been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income would have decreased by $79,000 and $4,000 for 2003 and 2002. Prior to capping the SARs, all options had been settled in cash and it was anticipated that all future contracts would also be settled in cash, therefore, the options were not included in the computation of diluted earnings per share for 2001.

On January 21, 2003, the Board of Directors adapted The Horizon Bancorp 2003 Omnibus Equity Incentive Plan (Plan) which was approved by stockholders on May 8, 2003. Under the Plan, Horizon may issue up to 150,000 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The Plan limits the number of shares available to 150,000 for incentive stock options and to 75,000 for the grant of nonoption awards. The shares available for issuance under the Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. No awards have been granted under the Plan.

Note 19 — Fair Values of Financial Instruments

The estimated fair value amounts were determined using available market information, current pricing information applicable to Horizon and various valuation methodologies. Where market quotations were not available, considerable management judgment was involved in the determination of estimated fair values. Therefore, the estimated fair value of financial instruments shown below may not be representative of the amounts at which they could be exchanged in a current or future transaction. Due to the inherent uncertainties of expected cash flows of financial instruments, the use of alternate valuation assumptions and methods could have a significant effect on the derived estimated fair value amounts.

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2003 and 2002. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, such as the value of real property, the value of core deposit intangibles, the value of mortgage servicing rights nor the value of anticipated future business.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents — The carrying amounts approximate fair value.

Interest-Bearing Deposits — The carrying amounts approximate fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Investment Securities — For debt and marketable equity securities available for sale and held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.

Net Loans — The fair value of portfolio loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amounts of loans held for sale approximate fair value.

Interest Receivable/Payable — The carrying amounts approximate fair value.

FHLB and FRB Stock — Fair value of FHLB and FRB stock is based on the price at which it may be resold to the FHLB and FRB.

Deposits — The fair value of demand deposits, savings accounts, interest-bearing checking accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturity.

Short-Term Borrowings — The carrying amounts approximate fair value.

Federal Home Loan Bank Advances — Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair values of existing advances.

Guaranteed Preferred Beneficial Interest in Horizon Bancorp’s Subordinated Debentures — Rates currently available for debentures with similar terms and remaining maturities are used to estimate fair values of existing debentures.

Commitments to Extend Credit and Standby Letter of Credit — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Due to the short-term nature of these agreements, carrying amounts approximate fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

The estimated fair values of Horizon’s financial instruments are as follows:

	2003		2002
December 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$45,464	$45,464	$35,692	$35,692
Interest-bearing deposits	9,135	9,135	321	321
Investment securities available for sale	215,695	215,695	109,453	109,453
Loans including loans held for sale, net	449,022	462,138	542,158	556,055
Interest receivable	3,769	3,769	3,510	3,510
Stock in FHLB and FRB	10,853	10,853	8,329	8,329

Liabilities
Noninterest-bearing deposits	71,157	71,157	51,134	51,134
Interest-bearing deposits	475,011	480,578	438,125	456,400
Short-term borrowings	20,241	20,241	24,409	24,409
Federal Home Loan Bank advances	125,972	130,782	147,112	151,960
Guaranteed preferred beneficial interests in Horizon Bancorp’s subordinated debentures	12,000	12,000	12,000	12,000
Interest payable	751	751	857	857

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 20 — Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

Condensed Balance Sheets

December 31	2003	2002
Assets
Total cash and cash equivalents	$585	$618
Investment in Bank	61,195	53,889
Investment in Insurance Company	550	492
Other assets	2,223	1,698

Total assets	$64,553	$56,697

Liabilities
Short-term borrowings	$5,000	$2,150
Guaranteed preferred beneficial interests in Horizon Bancorp’s subordinated debentures	12,000	12,000
Other liabilities	1,330	1,137
Stockholders’ Equity	46,223	41,410

Total liabilities and stockholders’ equity	$64,553	$56,697

Condensed Statements of Income

Years Ended December 31	2003	2002	2001
Operating Income (Expense)
Dividend income from Bank	$2,250	$2,550	$600
Investment income			28
Other income			26
Interest expense	(706)	(598)	(165)
Employee benefit expense	(250)	(250)	(163)
Other expense	(147)	(98)	(35)

Income Before Undistributed Income of Subsidiaries	1,147	1,604	291
Undistributed Income of Subsidiaries	4,960	3,542	3,725

Income Before Tax	6,107	5,146	4,016
Income Tax Benefit	427	353	109

Net Income	$6,534	$5,499	$4,125

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Condensed Statements of Cash Flows

Years Ended December 31	2003	2002	2001
Operating Activities
Net income	$6,534	$5,499	$4,125
Items not requiring (providing) cash
Equity in undistributed net income of Bank	(4,902)	(3,519)	(3,662)
Equity in undistributed net income of Insurance Company	(58)	(23)	(63)
Investment securities gains			(2)
Change in
Income taxes receivable	(493)	(353)	377
Dividends receivable from Bank		300	(300)
Other assets	(32)	(53)	445
Other liabilities	193	52	47

Net cash provided by operating activities	1,242	1,903	967

Investing Activities
Investment in Bank	(3,000)	(12,000)
Investment in Statutory Trust I		(372)
Proceeds from sales of securities available for sale			317

Net cash provided by (used in) investing activities	(3,000)	(12,372)	317

Financing Activities
Dividends paid	(1,311)	(1,211)	(1,179)
Change in short-term borrowings	2,850	150	(750)
Issuance of stock	189
Fractional share payment due to stock split	(3)
Proceeds from issuance of trust preferred securities		12,000
Purchase of treasury stock		(62)	(48)

Net cash provided by (used in) financing activities	1,725	10,877	(1,977)

Net Change in Cash and Cash Equivalents	(33)	408	(693)
Cash and Cash Equivalents at Beginning of Year	618	210	903

Cash and Cash Equivalents at End of Year	$585	$618	$210

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 21 — Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2003	March 31	June 30	September 30	December 31
Interest income	$10,175	$10,255	$11,094	$10,019
Interest expense	4,290	4,270	4,488	4,344

Net interest income	5,885	5,985	6,606	5,675
Provision for loan losses	375	375	300	300
Net income	1,724	1,775	2,028	1,007
Earnings per share
Basic	$.58	$.59	$.68	$.34

Diluted	$.56	$.57	$.65	$.32

Average shares outstanding
Basic	2,974,050	2,975,157	2,981,250	2,982,065

Diluted	3,068,941	3,109,759	3,120,567	3,133,322

Three Months Ended 2002	March 31	June 30	September 30	December 31
Interest income	$9,276	$10,036	$10,828	$11,125
Interest expense	4,021	4,596	4,754	4,741

Net interest income	5,255	5,440	6,074	6,384
Provision for loan losses	375	375	375	500
Income before cumulative effect of change in accounting principle	1,202	1,291	1,528	1,575
Net income	1,105	1,291	1,528	1,575
Earnings per share before cumulative effect of change in accounting principle
Basic	$.41	$.43	$.51	$.53

Diluted	$.41	$.43	$.51	$.51

Earnings per share
Basic	$.38	$.43	$.51	$.53

Diluted	$.38	$.43	$.51	$.51

Average shares outstanding
Basic	2,978,550	2,974,989	2,974,050	2,974,050

Diluted	2,978,550	2,974,989	2,974,050	3,085,992

Independent Accountants’ Report

To the Stockholders and Board of Directors

Horizon Bancorp

Michigan City, Indiana

We have audited the accompanying consolidated balance sheets of Horizon Bancorp (Horizon) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Horizon’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Horizon Bancorp as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, Horizon Bancorp changed its method of accounting for goodwill during 2002 in accordance with Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/S/    BKD, LLP

BKD, LLP

Fort	Wayne, Indiana
January	30, 2004

HORIZON BANCORP

Management’s Report on Financial Statements

Management is responsible for the preparation and presentation of the consolidated financial statements and related notes on the preceding pages. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and include amounts that are based on management’s best estimates and judgments. Financial information elsewhere in the Annual Report is consistent with that in the consolidated financial statements.

In meeting its responsibility for the accuracy of the consolidated financial statements, management relies on Horizon’s system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded to permit the preparation of appropriate financial information. The system of internal controls is supplemented by a program of internal audits to independently evaluate the adequacy and application of financial and operating controls and compliance with Company policies and procedures.

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent public accountants, for 2003, 2002 and 2001. Their audits were conducted in accordance auditing standards generally accepted in the United State of America and included a consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

HORIZON BANCORP

Summary of Selected Financial Data

(Dollar Amounts In Thousands Except Per Share Data and Ratios)

	2003	2002	2001	2000	1999
Earnings
Net interest income	$24,151	$23,153	$19,807	$18,654	$15,132
Provision for loan losses	1,350	1,625	1,505	2,010	1,100
Total noninterest income	11,140	10,249	9,521	6,856	5,882
Total noninterest expense	24,771	23,403	21,106	17,905	19,430
Provision for income taxes	2,636	2,778	2,592	1,812	675

Net income (loss) from continuing operations	6,534	5,596	4,125	3,783	(191)

Cumulative effective of change in accounting for goodwill, net of tax		(97)

Loss, net of tax, from discontinued operations					(163)

Net income (loss)	$6,534	$5,499	$4,125	$3,783	$(354)

Cash dividend declared	$1,311	$1,211	$1,179	$1,228	$1,218

Per Share Data
Net income (loss) basic	$2.19	$1.85	$1.39	$1.23	$(.12)
Net income (loss) diluted	2.10	1.83	1.39	1.23	(.12)
Cash dividends declared	.44	.41	.40	.40	.40
Book value at period end	15.48	13.93	11.73	10.60	9.29
Weighted average shares outstanding:
Basic	2,978,161	2,975,394	2,978,187	3,072,974	2,949,260
Diluted	3,108,178	3,003,381	2,978,187	3,072,974	2,949,260

Period End Totals

Loans, net of deferred loan fees and unearned income	$447,718	$535,793	$466,801	$393,578	$394,357

Allowance for loan losses	6,909	6,255	5,410	4,803	3,273

Total assets	757,071	720,130	587,945	531,776	525,996

Total deposits	546,168	489,259	419,599	386,348	363,668

Total borrowings	146,213	171,521	127,637	109,468	129,500

HORIZON BANCORP

Summary of Selected Financial Data

(Dollar Amounts In Thousands Except Per Share Data and Ratios)

(Continued)

	2003	2002	2001	2000	1999
Ratios
Loan to deposit	81.97%	109.51%	111.25%	101.87%	108.44%
Loan to total funding	63.56	79.56	85.30	79.38	84.14
Return on average assets	.88	.86	.76	.73	(.08)
Average stockholders’ equity to average total assets	6.02	6.06	6.29	5.92	7.01
Return on average stockholders’ equity	14.65	14.21	12.11	12.41	(1.13)
Dividend payout ratio (dividends divided by net income)	20.06	22.02	28.85	32.43	N/A
Price to book value ratio	184.40	126.85	129.83	59.21	95.72
Price to earnings ratio	13.12	9.64	12.94	5.10	N/A

All share and per share amounts have been adjusted for the three-for-one stock split declared October 16, 2001, and the three-for-two stock split declared on October 21, 2003.

HORIZON BANCORP AND SUBSIDIARIES

Horizon’s Common Stock and Related Stockholders’ Matters

Horizon common stock is traded on the NASDAQ Small Cap market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2003 and 2002. All amounts in the table have been adjusted for the three-for-two stock split declared October 21, 2003.

	2003
	Common Stock Prices		Dividends Declared Per Share
	High	Low
First Quarter	$19.68	$17.67	$.10 2/3
Second Quarter	21.65	18.57	.10 2/3
Third Quarter	24.65	20.33	.10 2/3
Fourth Quarter	29.00	22.93	.12

	2002
	Common Stock Prices		Dividends Declared Per Share
	High	Low
First Quarter	$15.73	$12.41	$.10
Second Quarter	15.53	13.07	.10
Third Quarter	15.33	13.07	.10
Fourth Quarter	17.67	14.50	.10 2/3

There can be no assurance as to the amount of future dividends on Horizon common stock since future dividends are subject to the discretion of the Board of Directors, cash needs, general business conditions and dividends from the bank subsidiary.

The approximate number of holders of outstanding common stock, based upon the number of record holders as of December 31, 2003, is 598.

Form 10-K

Horizon will provide without charge to each stockholder upon written request to Mary McColl, Shareholder Relations, Horizon Bancorp, 515 Franklin Square, Michigan City, Indiana 46360, a copy of Horizon’s Annual Report on Form 10-K, including the Financial Statements and schedules thereto required to be filed with the Securities and Exchange Commission for Horizon’s most recent fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Office, Horizon has have evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness. Since the evaluation date, there have been no significant changes in Horizon’s internal controls or in other factors that could significantly affect its internal controls.

PART III

This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Horizon has a code of conduct that applies to all employees generally and is in the process of adopting a code specifically covering its directors, chief executive officer and chief financial officers. The other information required by this item is incorporated by reference from the Proxy Statement sections captioned “Board of Directors” and “The Audit Committee.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement section captioned “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	346,590	$8.69	150,000
Equity compensation plans not approved by security holders	0	0	0

Total	346,590	$8.69	150,000

(1)	Represents options granted or available under the 1987 Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp, the 1997 Key Employees’ Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp and the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.

The remaining information required by this item is incorporated by reference from the Proxy Statement section captioned “Common Stock Ownership by Directors and Executive Officers.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy Statement section captioned “Certain Business Relationships and Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Proxy Statement section captioned “Accountant Fees and Services.”

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

(b) Reports on Form 8-K

A report on Form 8-K was filed on October 24, 2003 to furnish the earnings release issued by the Registrant on October 24, 2003 as required by item 12 of Form 8-K. No other reports on Form 8-K were filed during the three months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Bancorp Registrant

Date: March 16, 2004	By:	/S/ CRAIG M. DWIGHT
Craig M. Dwight President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2004	By :	/S/ JAMES H. FOGLESONG
James H. Foglesong Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 16, 2004	/S/ ROBERT C. DABAGIA Robert C. Dabagia, Chairman of the Board and Director

March 16, 2004	/S/ CRAIG M. DWIGHT Craig M. Dwight, President and Chief Executive Officer and Director

March 16, 2004	/S/ SUSAN D. AARON Susan D. Aaron, Director

March 16, 2004	/S/ JAMES B. DWORKIN James B. Dworkin, Director

March 16, 2004	/S/ CHARLEY E. GILLISPIE Charley E. Gillispie, Director

March 16, 2004	/S/ ROBERT E. MCBRIDE Robert E. McBride, Director

March 16, 2004	/S/ PETER L. PAIRITZ Peter L. Pairitz, Director

March 16, 2004	/S/ LARRY N. MIDDLETON Larry N. Middleton, Director

March 16, 2004	/S/ BRUCE E. RAMPAGE Bruce E. Rampage, Director

March 16, 2004	/S/ ROBERT E. SWINEHART Robert E. Swinehart, Director

March 16, 2004	/S/ SPERO W. VALAVANIS Spero W. Valavanis, Director

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Description	Incorporated by Reference/Attached
3.1	Articles of Incorporation of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2003

3.2	Amended and Restated Bylaws of Horizon Bancorp (as adopted January 21, 2003)	Incorporated by Reference to Exhibit 3.2 to Registrant’s Form 10-K for the Year Ended December 31, 2002

10.1*	1987 Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-K for the Year Ended December 31, 2001.

10.2*	Nonqualified Stock Option and Stock Appreciation Rights Agreement between Horizon Bancorp and Craig M. Dwight	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.3*	Supplemental Employee Retirement Plan, as amended	Incorporated by Reference to Exhibit 10.3 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.4*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by Reference to Exhibit 10.4 to Registrant’s Form 10-K for the Year Ended December 31, 1999

10.5*	Directors Deferred Compensation Plan	Incorporated by Reference to Exhibit 10.8 to Registrant’s Form 10-K for the Year Ended December 31, 1999

10.6*	Employment Agreement between Horizon Bank, N.A., and Lawrence J. Mazur	Incorporated by Reference to Exhibit 10.9 to Registrant’s Form 10-K for the Year Ended December 31, 1999

10.7*	Form of Change of Control Agreement	Incorporated by Reference to Exhibit 10.10 to Horizon’s Form 10-K for the Year Ended December 31, 1999

10.8*	Form of Amendment to Change in Control Agreement and Schedule Identifying Material Details of Individual Agreements	Incorporated by Reference to Exhibit 10.8 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.9*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2002

10.10	Horizon Bancorp 2003 Omnibus Equity Incentive Plan	Incorporated by Reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders Held on May 8, 2003

Exhibit Number	Description	Incorporated by Reference/Attached
10.11	Agreement dated October 18, 1999, between Horizon Bank, N.A., and James D. Neff.	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of James H. Foglesong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of James H. Foglesong Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.