Form 10-Q
period 2004-03-31
HORIZON BANCORP /IN/
filed 2004-05-11
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2004


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

                            2,966,014 at May 7, 2004

PART 1 -- FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS
                        HORIZON BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)
        (All Share and Per Share Amounts Have Been Adjusted for a 3 for 2
                     Stock Split Declared October 21, 2003)

                                                                                               MARCH 31,
                                                                                                 2004           DECEMBER 31,
                                                                                             (UNAUDITED)            2003
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                      $    15,105        $    28,434
Interest-bearing demand deposits                                                                       1                 30
Federal funds sold                                                                                                   17,000
                                                                                             ------------------------------

         Cash and cash equivalents                                                                15,106             45,464
Interest-bearing deposits                                                                          2,460              9,135
Investment securities, available for sale                                                        238,412            215,695
   Loans held for sale                                                                             3,387              8,213
   Loans, net of allowance for loan losses of $6,951 and $6,909                                  514,264            440,809
   Premises and equipment                                                                         16,529             16,460
   Federal Reserve and Federal Home Loan Bank stock                                               10,977             10,853
   Interest receivable                                                                             4,170              3,769
   Other assets                                                                                   18,189              7,045
                                                                                             ------------------------------
         Total assets                                                                        $   823,494        $   757,443
                                                                                              ==============================

LIABILITIES
   Deposits
     Noninterest bearing                                                                     $    61,922        $    71,157
     Interest bearing                                                                            513,242            475,011
                                                                                             ------------------------------
         Total deposits                                                                          575,164            546,168
   Short-term borrowings                                                                          48,121             20,241
   Federal Home Loan Bank advances                                                               133,264            125,972
   Subordinated debentures                                                                        12,372             12,372
   Interest payable                                                                                  745                751
   Other liabilities                                                                               4,717              5,716
                                                                                             ------------------------------
         Total liabilities                                                                       774,383            711,220
                                                                                             +==============================


STOCKHOLDERS' EQUITY
   Preferred stock, no par value
Authorized, 1,000,000 shares
   No shares issued
   Common stock, $.2222 stated value
     Authorized, 22,500,000 shares
     Issued, 4,693,895 and 4,684,095 shares                                                        1,043              1,041
   Additional paid-in capital                                                                     21,136             20,994
   Retained earnings                                                                              38,796             37,638
   Accumulated other comprehensive income                                                          3,661              2,075
   Less treasury stock, at cost, 1,698,881 shares                                                (15,525)           (15,525)
                                                                                             ------------------------------
         Total stockholders' equity                                                               49,111             46,223
                                                                                             ------------------------------
         Total liabilities and stockholders' equity                                          $   823,494        $   757,443
                                                                                             +==============================




See notes to condensed consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              (Dollar Amounts in Thousands, Except Per Share Data)

        (All Share and Per Share Amounts Have Been Adjusted for a 3 for 2
                     Stock Split Declared October 21, 2003)



                                                                                            THREE MONTHS ENDED MARCH 31
                                                                                          -------------------------------
                                                                                              2004               2003
                                                                                          (UNAUDITED)         (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Loans receivable                                                                       $     7,422         $     8,511
   Investment securities:
     Taxable                                                                                    1,836               1,290
     Tax exempt                                                                                   573                 388
                                                                                          -------------------------------
         Total interest income                                                                  9,831              10,189
                                                                                          -------------------------------
INTEREST EXPENSE
   Deposits                                                                                     2,607               2,584
   Federal funds purchased and short-term borrowings                                               74                  73
   Federal Home Loan Bank advances                                                              1,403               1,483
   Subordinated debentures                                                                        158                 164
                                                                                          -------------------------------
         Total interest expense                                                                 4,242               4,304
                                                                                          -------------------------------

NET INTEREST INCOME                                                                             5,589               5,885
   Provision for loan losses                                                                      246                 375
                                                                                          -------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                             5,343               5,510
                                                                                          -------------------------------

OTHER INCOME
   Service charges on deposit accounts                                                            756                 724
   Fiduciary activities                                                                           638                 556
   Commission income from insurance agency                                                        187                  57
   Income from reinsurance company                                                                                     14
   Gain on sale of loans                                                                          548               1,021
   Other income                                                                                   566                 417
                                                                                          -------------------------------
         Total other income                                                                     2,695               2,789
                                                                                          -------------------------------

OTHER EXPENSES
   Salaries and employee benefits                                                               3,378               3,249
   Net occupancy expenses                                                                         480                 440
   Data processing and equipment expenses                                                         498                 488
   Other expenses                                                                               1,699               1,625
                                                                                          -------------------------------
         Total other expenses                                                                   6,055               5,802
                                                                                          -------------------------------
INCOME BEFORE INCOME TAX                                                                        1,983               2,497
   Income tax expense                                                                             466                 773
                                                                                          -------------------------------
Net Income                                                                                $     1,517    $          1,724
                                                                                          ===============================
BASIC EARNINGS PER SHARE                                                                  $       .51                $.58

DILUTED EARNINGS PER SHARE                                                                $       .49                $.56


See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       (Table Dollar Amounts in Thousands)


                                         ADDITIONAL                                  ACCUMULATED OTHER
                               COMMON      PAID-IN      COMPREHENSIVE     RETAINED     COMPREHENSIVE     TREASURY
                                STOCK      CAPITAL         INCOME         EARNINGS        INCOME          STOCK       TOTAL
-------------------------------------------------------------------------------------------------------------------------------


BALANCES, DECEMBER 31, 2003    $1,041     $20,994                          $37,638       $2,075          $(15,525)    $46,223
   Net income                                              $1,517            1,517                                      1,517
   Other comprehensive
     income, net of tax,
     unrealized gains on
     securities                                             1,586                         1,586                         1,586
                                                         --------
   Comprehensive income                                    $3,103
                                                         ========

   Exercise of stock options        2          96                                                                          98
   Tax benefit related to
     stock options                             46                                                                          46
   Cash dividends ($.12 per
     share)                                                                   (359)                                      (359)
                               ------------------                          --------------------------------------------------


BALANCES, MARCH 31, 2004       $1,043     $21,136                          $38,796       $3,661          $(15,525)    $49,111
                               ==================                          ==================================================



See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)


                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                          ----------------------------------
                                                                                                2004             2003
                                                                                             (UNAUDITED)      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

   Net income                                                                               $       1,517    $       1,724
   Items not requiring (providing) cash
     Provision for loan losses                                                                        246              375
     Depreciation and amortization                                                                    372              363
     Federal Home Loan Bank stock dividend                                                           (124)
     Mortgage servicing rights recovery                                                               (93)
     Deferred income tax                                                                              420              445
     Investment securities amortization, net                                                          113              129
     Gain on sale of loans                                                                           (548)          (1,021)
     Proceeds from sales of loans                                                                  29,649           76,806
     Loans originated for sale                                                                    (24,275)         (67,006)
     Gain on sale of other real estate owned                                                           (2)
     Deferred loan fees                                                                                 8               (3)
     Unearned income                                                                                  (54)            (102)
     (Gain) loss on sale of fixed assets                                                               (3)               5
     Increase in cash surrender value of life insurance                                              (122)
     Net change in
       Interest receivable                                                                           (401)              69
       Interest payable                                                                                (6)            (122)
       Other assets                                                                                  (226)             487
       Other liabilities                                                                             (999)            (379)
                                                                                          ----------------------------------
         Net cash provided by operating activities                                                  5,472           18,054
                                                                                          ----------------------------------

INVESTING ACTIVITIES

   Net change in interest-bearing deposits                                                          6,675             (165)
   Purchases of securities available for sale                                                     (58,838)         (45,653)
   Proceeds from maturities, calls, and principal repayments of securities available for
     sale                                                                                          38,449            9,356
   Purchase of Federal Home Loan Bank and Federal Reserve Bank stock                                                  (331)
   Net change in loans                                                                            (73,743)          37,618
   Proceeds from sale of fixed assets                                                                  42
   Recoveries on loans previously charged-off                                                          88               77
   Proceeds from sale of other real estate owned                                                       17
   Purchases of premises and equipment                                                               (473)
   Purchase of bank owned life insurance                                                          (12,000)
                                                                                          ----------------------------------
         Net cash used in investing activities                                                    (99,783)            (902)
                                                                                          ----------------------------------
FINANCING ACTIVITIES
   Net change in
     Deposits                                                                                      28,996          (10,654)
     Short-term borrowings                                                                         27,880           (1,136)
   Federal Home Loan Bank advance                                                                  35,000           15,200
   Repayment of Federal Home Loan Bank advance                                                    (27,708)         (26,600)
   Proceeds from issuance of stock                                                                    144
   Dividends paid                                                                                    (359)            (317)
                                                                                          ----------------------------------
         Net cash provided by (used in) financing activities                                       63,953          (23,507)
                                                                                          ----------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENT                                                            (30,358)         (10,835)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     45,464           35,692
                                                                                          ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $      15,106    $      24,857
                                                                                          ==================================
ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                            $       4,235    $       4,412
   Income tax paid                                                                                     --              535

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 1 -- ACCOUNTING POLICIES


The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), and HBC Insurance Group, Inc. (Insurance Company). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2004 and March 31, 2003 are not necessarily indicative of the operating results for the full year of 2004 or 2003. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon's Form 10-K annual report for 2003 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2003 has been derived from the audited balance sheet of Horizon as of that date.

In previous financial statements and reports, Horizon had consolidated a trust through which it had issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in Horizon Bancorp's subordinated debentures" in the consolidated balance sheets. The Financial Accounting Standards Board ("FASB") had previously issued FASB Interpretation No. 46 ("FIN 46") and, in December 2003, issued a revision to FIN 46 to clarify certain provisions which affected the accounting for TPS. As a result of the provisions in FIN 46, the trust should be deconsolidated, with Horizon accounting for its investment in the trust as an asset, its subordinated debentures as debt, and the interest paid thereon as interest expense. Horizon had always classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the trust. FIN 46 permits and encourages restatement of prior period results, and accordingly, all financial information contained in this release has been adjusted to give effect to the revised provisions of FIN 46. While these changes had no effect on previously reported net interest margin, net income or earnings per share, they increased total interest income and interest expense, as well as total assets and total liabilities.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon's stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 2,990,989 and 2,974,050 for the three-month period ended March 31, 2004 and 2003. The number of shares used in the computation of diluted earnings per share is 3,115,635 and 3,068,941 for the three month period ended March 31, 2004 and 2003. All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

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



THREE MONTHS ENDED MARCH 31                                                               2004                  2003
----------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                            $          1,517     $          1,724
Less:  Total stock-based employee compensation cost determined under the fair
    value based method, net of income taxes                                                     (56)                 (49)
                                                                                   -----------------------------------------
Pro forma net income                                                               $          1,461     $          1,675
                                                                                   =========================================
Earnings per share:
    Basic - as reported                                                            $            .51     $            .58
    Basic - pro forma                                                                           .49                  .56
    Diluted - as reported                                                                       .49                  .56
    Diluted - pro forma                                                                         .47                  .55
                                                                                   ------------------------------------------




NOTE 2-- INVESTMENT SECURITIES

                                                                                        2004
                                                       ---------------------------------------------------------------------
                                                                               GROSS           GROSS
                                                          AMORTIZED         UNREALIZED      UNREALIZED          FAIR
MARCH 31                                                     COST              GAINS          LOSSES            VALUE
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   U. S. Treasury and federal agencies                 $       72,298    $          425   $          (34)   $       72,689
   State and municipal                                         55,873             3,505              (16)           59,362
   Federal agency collateralized mortgage obligations          13,807               177                             13,984
   Federal agency mortgage backed pools                        90,201             1,604              (94)           91,711
   Corporate Notes                                                600                66                                666
                                                     -----------------------------------------------------------------------
         Total investment securities                   $      232,779    $        5,777   $         (144)   $      238,412
                                                     =======================================================================

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


                                                                                     2003
                                                    ------------------------------------------------------------------------
                                                                         GROSS              GROSS
                                                        AMORTIZED      UNREALIZED         UNREALIZED           FAIR
DECEMBER 31                                                COST           GAINS             LOSSES             VALUE
----------------------------------------------------------------------------------------------------------------------------

Available for sale

   U. S. Treasury and federal agencies                $      66,945     $         196    $        (369)    $      66,772
   State and Municipal                                       57,799             2,482              (51)           60,230
   Federal agency collateralized mortgage
     obligations                                             14,354               176              (42)           14,488
   Federal agency mortgage backed pools                      72,806               747               (7)           73,546
   Corporate notes                                              600                59                                659
                                                      ----------------------------------------------------------------------
         Total investment securities                  $     212,504     $       3,660    $        (469)    $     215,695
                                                      ======================================================================


The amortized cost and fair value of securities available for sale at March 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                AVAILABLE FOR SALE
                                                                                        ------------------------------------
                                                                                           AMORTIZED            FAIR
                                                                                              COST              VALUE
----------------------------------------------------------------------------------------------------------------------------

Within one year                                                                         $           997    $           998
One to five years                                                                                68,922             67,814
Five to ten years                                                                                13,567             13,922
After ten years                                                                                  45,285             49,983
                                                                                        ------------------------------------

                                                                                                128,771            132,717
Federal agency collateralized mortgage obligations                                               13,807             13,984
Federal agency mortgage backed pools                                                             90,201             91,711
                                                                                        ------------------------------------
                                                                                        $       232,779    $       238,412
                                                                                        ====================================


There were no sales of securities available for sale during the three months ending MARCH 31, 2004 DECEMBER 31, 2003 March 31, 2004 or 2003.


NOTE 3 -- LOANS

                                                                                              MARCH 31,         DECEMBER 31,
                                                                                                2004                2003
----------------------------------------------------------------------------------------------------------------------------
Commercial loans                                                                         $        162,286   $      152,362
Mortgage warehouse loans                                                                          173,084          126,056
Real estate loans                                                                                  75,506           67,428
Installment loans                                                                                 110,339          101,872
                                                                                        -----------------------------------
Allowance for loan losses                                                                         521,215          447,718
                                                                                                   (6,951)          (6,909)
                                                                                        -----------------------------------
         Total loans                                                                     $        514,264   $      440,809
                                                                                         ==================================

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)



NOTE 4-- ALLOWANCE FOR LOAN LOSSES

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                              2004               2003
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
   Balances, beginning of period                                                         $          6,909   $        6,255
   Provision for losses, operations                                                                   246            1,350
   Recoveries on loans                                                                                 88              288
   Loans charged off                                                                                 (292)            (984)
                                                                                         -----------------------------------
         Balances, end of period                                                         $          6,951   $        6,909
                                                                                         ===================================


NOTE 5 -- NONPERFORMING ASSETS

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                              2004               2003
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                                      $          1,533   $        1,707
Other real estate owned                                                                               332
                                                                                         -----------------------------------
         Total nonperforming assets                                                      $          1,865   $        1,707
                                                                                         ===================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004



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


OVERVIEW

For much of the first quarter, mortgage refinance activity was well below the pace set throughout the first quarter of 2003. This caused a decrease in average mortgage warehouse loans outstanding and a related decline in interest and fee income generated by that category of lending. Growth in all other lending categories was strong. The investment portfolio was increased by approximately $20 million and $12 million of Bank Owned Life Insurance was purchased to maintain earning asset levels.

Mortgage loan origination declined causing a decline in the gain on sale of loans sold into the secondary market. Increases in other non-interest income partially offset this decline.

Non-interest expense increased a modest 4% primarily related to new market expansion. The effective tax rate declined due to additional tax exempt income.

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements included in Item 8 on Form 10-K contain a summary of the Company's significant accounting policies and are presented on pages 38-42 of Form 10-K for 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy.


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


Horizon considers the allowance for loan losses of $6.951 million adequate to cover losses inherent in the loan portfolio as of March 31, 2004. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management's ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.


FINANCIAL CONDITION

Liquidity
---------

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2004, cash and cash equivalents decreased by approximately $30.4 million. These funds were used to increase loans outstanding and to increase investment securities. At March 31, 2004, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $123 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2003 to March 31, 2004.


Capital Resources
-----------------

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at March 31, 2004. Stockholders' equity totaled $49.111 million as of March 31, 2004 compared to $46.223 million as of December 31, 2003. The change in stockholders' equity during the three months ended March 31, 2004 is the result of net income, net of dividends declared, an increase in the market value of investment securities available for sale and the issuance of new shares related to the exercise of stock options. At March 31, 2004, the ratio of stockholders' equity to assets was 5.97% compared to 6.11% at December 31, 2003.

During the course of a periodic examination by the Bank's regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank's mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank's risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at March 31, 2004.

There have been no other material changes in Horizon's capital resources from December 31, 2003 to March 31, 2004.

Material Changes in Financial Condition - March 31, 2004 compared to December 31, 2003
--------------------------------------------------------------------

During the first three months of 2004, cash and cash equivalents decreased approximately $30.4 million, investment securities increased approximately $23 million and loans outstanding increased approximately $73 million. The decrease in cash and cash equivalents is related to decreases in deposited items in the process of collection and overnight investments. The increased investments were primarily short term, including callable Federal agency securities with contractual maturities of less than five years and Federal agency mortgage backed pools with estimated average lives of less than five years. All lending categories experienced growth during the quarter. Mortgage warehouse loans grew late in the quarter as mortgage refinance activity picked up in March. Real estate loans increased due to adjustable rate mortgages held in the Bank's portfolio instead of being sold into the secondary market. Commercial loans increased primarily in loans secured by commercial real estate and commercial term loans with new customer relationships. Installment loan growth primarily related to home equity second mortgage loans and indirect automobile loans. Other assets increased due to the acquisition of Bank Owned Life Insurance.

Deposits increased approximately $29 million during the quarter. Non-interest bearing deposits decreased primarily from corporate and public fund deposits which moved to interest bearing categories. The growth in interest bearing deposits, occurred primarily in NOW and Money Market Accounts offsetting a decline in negotiable certificates of deposit.

Short term borrowings increased approximately $28 million to fund the growth primarily in mortgage warehouse loans which are also short term in nature. FHLB advances increased approximately $7 million to fund asset growth. This additional debt is also short term in nature. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity. There have been no other material changes in the financial condition of Horizon from December 31, 2003 to March 31, 2004.


RESULTS OF OPERATIONS


Material Changes in Results of Operations - Three months ended March 31, 2004 compared to the three months ended March 31, 2003
-----------------------------------------------------------------------------

All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

During the three months ended March 31, 2004, net income totaled $1.517 million or $.49 per diluted share compared to $1.724 million or $.56 per diluted share for the same period in 2003.

Net interest income was $5.589 million for the three months ended March 31, 2004, compared to $5.885 million for the same period of 2003. The decrease was the result of a decrease in net interest margin from 3.59% for the first quarter of 2003 to 3.22% for the first quarter of 2004. This decline was the result of a shift of earning assets from mortgage warehouse loans to the investment portfolio. The investment portfolio averaged $235 million during the first quarter of 2004 compared to $125 million during the same quarter of the prior year. This growth was made possible by a decline in mortgage warehouse loans, which averaged $117 million during the first quarter of 2004 compared to $237 million for the same quarter of the prior year. The decline in mortgage warehouse loans was caused by the slow down in mortgage refinance activity. Mortgage warehouse loans carried a higher yield than the investments, which caused the compression in the net interest margin. Also effecting net interest income was the investment of $12 million in Bank Owned Life Insurance early in the first quarter of 2004. The income from this investment is treated as noninterest income.

Total noninterest income was $2.695 million for the three months ended March 31, 2004 compared to $2.789 million for the same period in 2003. Gain on sale of loans declined due to a reduction in mortgage origination volume as the total loans sold during the first quarter declined from $51.4 million in 2003 to $23.1 million in 2004, a 55% decline. Partially offsetting the decline in gain on sale of loans is increased income from the Bank Owned Life Insurance and commission income from Horizon Insurance Services.

Noninterest expense increased $253 thousand for the three months ended March 31, 2004 compared to the same period in 2003. The majority of the increase relates to staffing and facility expense for new offices opened since the first quarter of 2003.

There have been no other material changes in the results of operations of Horizon for the three months ending March 31, 2004 and 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon's 2003 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2003 Form 10-K.



ITEM 4.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures
------------------------------------------------


Based on an evaluation of disclosure controls and procedures as of March 31, 2004, Horizon's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon's disclosure controls (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.


Changes In Internal Controls
----------------------------

Since the evaluation date, there have been no significant changes in Horizon's internal controls or in other factors that could significantly affect such controls.

                        HORIZON BANCORP AND SUBSIDIARIES


                           PART II - OTHER INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


ITEM 1.  LEGAL PROCEEDINGS

    Not Applicable


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable



ITEM 5.  OTHER INFORMATION

    Horizon has posted its Code of Conduct for Executive Officers and Directors and its Advisor Code of Conduct and Ethics on its web site at www.accesshorizon.com


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
    -------------

         Exhibit 11        Statement Regarding Computation of Per Share Earnings

         Exhibit 31.1      Certification of Craig M. Dwight


         Exhibit 31.2      Certification of James H. Foglesong

         Exhibit 32 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) A Form 8-K was filed on January 23, 2004 to furnish the earnings release issued by the Registrant on January 23, 2004 as required by
         Item 12 of Form 8-K. No other reports on Form 8-K were filed during the three months ended March 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HORIZON BANCORP





May 10, 2004                        /s/  Craig M. Dwight
---------------------               -------------------------------------------
Date:                               BY:  Craig M. Dwight
                                         President and Chief Executive Officer


May 10, 2004                        /s/  James H. Foglesong
---------------------               -------------------------------------------
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