Form 10-Q
period 2004-06-30
HORIZON BANCORP /IN/
filed 2004-08-10
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           3,001,122 at August 5, 2004

PART 1 -- FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)
             (All Share and Per Share Amounts Have Been Adjusted for
                a 3 for 2 Stock Split Declared October 21, 2003)

                                                                     JUNE 30, 2004   DECEMBER 31,
                                                                      (UNAUDITED)        2003
                                                                      -----------        ----
ASSETS
   Cash and due from banks                                             $  20,842      $  28,434
   Interest-bearing demand deposits                                            1             30
   Federal funds sold                                                                    17,000
                                                                       ---------      ---------
            Cash and cash equivalents                                     20,843         45,464
   Interest-bearing deposits                                               2,000          9,135
   Investment securities, available for sale                             219,501        215,695
   Loans held for sale                                                     1,910          8,213
   Loans, net of allowance for loan losses of $6,976 and $6,909          510,487        440,809
   Premises and equipment                                                 16,732         16,460
   Federal Reserve and Federal Home Loan Bank stock                       11,089         10,853
   Interest receivable                                                     3,696          3,769
   Other assets                                                           20,021          7,045
                                                                       ---------      ---------
            Total assets                                               $ 806,279      $ 757,443
                                                                       =========      =========
LIABILITIES
   Deposits
      Noninterest bearing                                              $  68,677      $  71,157
      Interest bearing                                                   524,262        475,011
                                                                       ---------      ---------
            Total deposits                                               592,939        546,168
   Short-term borrowings                                                  36,908         20,241
   Federal Home Loan Bank advances                                       113,204        125,972
   Subordinated debentures                                                12,372         12,372
   Interest payable                                                          750            751
   Other liabilities                                                       4,814          5,716
                                                                       ---------      ---------
            Total liabilities                                            760,987        711,220
                                                                       ---------      ---------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value
Authorized, 1,000,000 shares
   No shares issued
   Common stock, $.2222 stated value
      Authorized, 22,500,000 shares
      Issued, 4,726,158 and 4,684,095 shares                               1,050          1,041
   Additional paid-in capital                                             21,582         20,994
   Retained earnings                                                      40,243         37,638
   Accumulated other comprehensive income (loss)                          (1,210)         2,075
   Less treasury stock, at cost, 1,732,486 and 1,698,881 shares          (16,373)       (15,525)
                                                                       ---------      ---------
            Total stockholders' equity                                    45,292         46,223
                                                                       ---------      ---------
            Total liabilities and stockholders' equity                 $ 806,279      $ 757,443
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

                                                         THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                         --------------------------    ------------------------
                                                              2004        2003            2004         2003
                                                          (UNAUDITED)  (UNAUDITED)     (UNAUDITED)  (UNAUDITED)
                                                          -----------  -----------     -----------  -----------
INTEREST INCOME
    Loans receivable                                        $ 8,505      $ 8,739         $15,927      $17,250
    Investment securities
      Taxable                                                 1,709        1,009           3,545        2,289
      Tax exempt                                                560          512           1,133          900
                                                            -------      -------         -------      -------
            Total interest income                            10,774       10,260          20,605       20,439
                                                            -------      -------         -------      -------
INTEREST EXPENSE
    Deposits                                                  2,602        2,412           5,209        4,996
    Federal funds purchased and short-term borrowings           106          107             180          180
    Federal Home Loan Bank advances                           1,416        1,603           2,819        3,086
    Subordinated debentures                                     139          153             297          307
                                                            -------      -------         -------      -------
            Total interest expense                            4,263        4,275           8,505        8,569
                                                            -------      -------         -------      -------
NET INTEREST INCOME                                           6,511        5,985          12,100       11,870
    Provision for loan losses                                   228          375             474          750
                                                            -------      -------         -------      -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           6,283        5,610          11,626       11,120
                                                            -------      -------         -------      -------
OTHER INCOME
    Service charges on deposit accounts                         745          804           1,501        1,430
    Fiduciary activities                                        697          631           1,335        1,187
    Commission income from insurance agency                      86           78             273          135
    Income from reinsurance company                              14           15              14           29
    Gain on sale of loans                                       395        1,190             943        2,211
    Loss on sale of securities                                                (6)                          (6)
    Other income                                                533          346           1,099          861
                                                            -------      -------         -------      -------
            Total other income                                2,470        3,058           5,165        5,847
                                                            -------      -------         -------      -------
OTHER EXPENSES
    Salaries and employee benefits                            3,557        3,455           6,935        6,704
    Net occupancy expenses                                      441          431             921          871
    Data processing and equipment expenses                      491          535             989        1,023
    Other expenses                                            1,814        1,734           3,513        3,359
                                                            -------      -------         -------      -------
            Total other expenses                              6,303        6,155          12,358       11,957
                                                            -------      -------         -------      -------
INCOME BEFORE INCOME TAX                                      2,450        2,513           4,433        5,010
    Income tax expense                                          647          738           1,113        1,511
                                                            -------      -------         -------      -------
Net Income                                                  $ 1,803      $ 1,775         $ 3,320      $ 3,499
                                                            =======      =======         =======      =======
BASIC EARNINGS PER SHARE                                    $   .60      $   .59         $  1.11      $  1.17
DILUTED EARNINGS PER SHARE                                  $   .58      $   .57         $  1.06      $  1.13

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       (Table Dollar Amounts in Thousands)

                                                                                               ACCUMULATED
                                                   ADDITIONAL                                     OTHER
                                         COMMON     PAID-IN     COMPREHENSIVE     RETAINED    COMPREHENSIVE   TREASURY
                                          STOCK     CAPITAL         INCOME        EARNINGS    INCOME (LOSS)    STOCK       TOTAL
                                          -----     -------         ------        --------    -------------    -----       -----
BALANCES, DECEMBER 31, 2003              $1,041     $20,994                        $37,638       $ 2,075      $(15,525)   $46,223
    Net income                                                      $ 3,320           3,320                                  3,320
    Other comprehensive income, net of
      tax, unrealized losses on
      securities                                                    (3,285)                       (3,285)                  (3,285)
                                                                   -------
    Comprehensive income                                           $    35
                                                                   =======
    Exercise of stock options                 9         363                                                                   372
    Tax benefit related to stock
       options                                          225                                                                   225
    Purchase treasury stock                                                                                       (848)      (848)
    Cash dividends ($.24 per share)                                                   (715)                                  (715)
                                         ------     -------                        -------       -------      --------    -------
BALANCES, JUNE 30, 2004                  $1,050     $21,582                        $40,243       $(1,210)     $(16,373)   $45,292
                                         ======     =======                        =======       =======      ========    =======

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                                  ------------------------
                                                                                                    2004            2003
                                                                                                 (UNAUDITED)     (UNAUDITED)
                                                                                                 -----------     -----------
OPERATING ACTIVITIES
    Net income                                                                                     $  3,320       $   3,499
    Items not requiring (providing) cash
      Provision for loan losses                                                                         474             750
      Depreciation and amortization                                                                     728             743
      Federal Home Loan Bank stock dividend                                                            (236)           (104)
      Mortgage servicing rights (recovery) impairment                                                   (53)            148
      Deferred income tax                                                                               726            (655)
      Investment securities amortization, net                                                           260             639
      Gain on sale of loans                                                                            (943)         (2,211)
      Proceeds from sales of loans                                                                   55,265         146,592
      Loans originated for sale                                                                     (48,019)       (136,688)
      Gain on sale of other real estate owned                                                            (2)
      Deferred loan fees                                                                                 18             (17)
      Unearned income                                                                                  (120)           (193)
      Loss on sale of securities                                                                                          6
      Loss on sale of fixed assets                                                                        3               4
      Increase in cash surrender value of life insurance                                               (122)
      Net change in
          Interest receivable                                                                            73              62
          Interest payable                                                                               (1)           (160)
          Other assets                                                                                  226             694
          Other liabilities                                                                            (902)            237
                                                                                                   --------       ---------
            Net cash provided by operating activities                                                10,695          13,346
                                                                                                   --------       ---------

INVESTING ACTIVITIES
    Net change in interest-bearing deposits                                                           7,135            (215)
    Purchases of securities available for sale                                                      (69,638)        (94,868)
    Proceeds from maturities, calls, and principal repayments of securities available for sale       60,519          33,575
    Proceeds from sale of securities                                                                                 16,313
    Purchase of Federal Home Loan Bank and Federal Reserve Bank stock                                                (1,326)
    Net change in loans                                                                             (70,218)        (23,811)
    Proceeds from sale of fixed assets                                                                   42
    Recoveries on loans previously charged-off                                                          168             147
    Proceeds from sale of other real estate owned                                                        17
    Purchases of premises and equipment                                                              (1,045)           (637)
    Purchase of bank owned life insurance                                                           (12,000)
                                                                                                   --------       ---------
            Net cash used in investing activities                                                   (85,020)        (70,822)
                                                                                                   --------       ---------

FINANCING ACTIVITIES
    Net change in
      Deposits                                                                                       46,771             183
      Short-term borrowings                                                                          16,667          23,843
    Federal Home Loan Bank advance                                                                   48,300         102,998
    Repayment of Federal Home Loan Bank advance                                                     (61,068)        (71,632)
    Proceeds from issuance of stock                                                                     597
    Purchase of treasury stock                                                                         (848)            119
    Dividends paid                                                                                     (715)           (634)
                                                                                                   --------       ---------
                     Net cash provided by financing activities                                       49,704          54,877
                                                                                                   --------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             (24,621)         (2,599)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       45,464          35,692
                                                                                                   --------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 20,843       $  33,093
                                                                                                   ========       =========

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                                                                  $  8,506       $   8,720
    Income tax paid                                                                                     150           1,600

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 -- ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), and HBC Insurance Group, Inc. (Insurance Company). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2004 and June 30, 2003 are not necessarily indicative of the operating results for the full year of 2004 or 2003. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

In previous financial statements and reports, Horizon had consolidated a trust through which it had issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in Horizon Bancorp's subordinated debentures" in the consolidated balance sheets. The Financial Accounting Standards Board ("FASB") had previously issued FASB Interpretation No. 46 ("FIN 46") and, in December 2003, issued a revision to FIN 46 to clarify certain provisions which affected the accounting for TPS. As a result of the provisions in FIN 46, the trust should be deconsolidated, with Horizon accounting for its investment in the trust as an asset, its subordinated debentures as debt, and the interest paid thereon as interest expense. Horizon had always classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the trust. FIN 46 permits and encourages restatement of prior period results, and accordingly, all financial information contained in this report has been adjusted to give effect to the revised provisions of FIN 46. While these changes had no effect on previously reported net interest margin, net income or earnings per share, they increased total interest income and interest expense, as well as total assets and total liabilities.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon's stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 2,987,483 and 2,974,607 for the six-month period ended June 30, 2004 and 2003. The number of shares used in the computation of diluted earnings per share is 3,119,636 and 3,089,352 for the six month period ended June 30, 2004 and 2003. All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

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

                   THREE MONTHS ENDED JUNE 30                       2004         2003
                   --------------------------                       ----         ----
Net income, as reported                                            $ 1,803      $ 1,775
Less:  Total stock-based employee compensation cost determined
  under the fair value based method, net of income taxes               (34)         (14)
                                                                   -------      -------

Pro forma net income                                               $ 1,769      $ 1,761
                                                                   =======      =======
Earnings per share
     Basic - as reported                                           $   .60         $.59
     Basic - pro forma                                                 .59          .59
     Diluted - as reported                                             .58          .57
     Diluted - pro forma                                               .57          .57

                       SIX MONTHS ENDED JUNE 30                     2004         2003
                       ------------------------                     ----         ----
Net income, as reported                                            $ 3,320      $ 3,499
Less:  Total stock-based employee compensation cost determined
  under the fair value based method, net of income taxes               (90)         (65)
                                                                   -------      -------

Pro forma net income                                               $ 3,230      $ 3,434
                                                                   =======      =======
Earnings per share
     Basic - as reported                                           $  1.11        $1.17
     Basic - pro forma                                                1.08         1.15
     Diluted - as reported                                            1.06         1.13
     Diluted - pro forma                                              1.04         1.11

NOTE 2 -- INVESTMENT SECURITIES

                                                                                2004
                                                           ----------------------------------------------
                                                                         GROSS         GROSS
                                                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                        JUNE 30                               COST        GAINS       LOSSES      VALUE
                        -------                               ----        -----       ------      -----
Available for sale
    U. S. Treasury and federal agencies                    $  62,252   $        7   $   (1,376)  $ 60,883
    State and municipal                                       54,993        1,222         (713)    55,502
    Federal agency collateralized mortgage obligations        13,050           28          (76)    13,002
    Federal agency mortgage backed pools                      87,568          410       (1,391)    86,587
    Corporate Notes                                            3,500           27                   3,527
                                                           ---------   ----------   ----------   --------

            Total investment securities                    $ 221,363   $    1,694   $   (3,556)  $219,501
                                                           =========   ==========   ==========   ========

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

                                                                                2003
                                                           ----------------------------------------------
                                                                         GROSS         GROSS
                                                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                       DECEMBER 31                            COST        GAINS       LOSSES      VALUE
                       -----------                            ----        -----       ------      -----
Available for sale
    U. S. Treasury and federal agencies                    $  66,945   $     196    $     (369)  $ 66,772
    State and Municipal                                       57,799       2,482           (51)    60,230
    Federal agency collateralized mortgage obligations        14,354         176           (42)    14,488
    Federal agency mortgage backed pools                      72,806         747            (7)    73,546
    Corporate notes                                              600          59                      659
                                                           ---------   ---------    ----------   --------

            Total investment securities                    $ 212,504   $   3,660    $     (469)  $215,695
                                                           =========   =========    ==========   ========

The amortized cost and fair value of securities available for sale at June 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AVAILABLE FOR SALE
                                                           ----------------------
                                                           AMORTIZED      FAIR
                                                             COST        VALUE
                                                             ----        -----
Within one year                                            $   8,105   $   8,105
One to five years                                             54,075      53,118
Five to ten years                                             14,273      14,132

After ten years                                               44,292      44,557
                                                           ---------   ---------
                                                             120,745     119,912
Federal agency collateralized mortgage obligations            13,050      13,002
Federal agency mortgage backed pools                          87,568      86,587
                                                           ---------   ---------

                                                           $ 221,363   $ 219,501
                                                           =========   =========

Realized net gains and (losses) on the sale of securities available for sale are summarized as follows:

                FOR THE PERIOD ENDED JUNE 30,               2003
                -----------------------------               ----

Realized gains                                             $   93
Realized losses                                               (99)
                                                           ------

Net realized losses                                        $   (6)
                                                           ======

There were no sales of securities available for sale during the six months ending June 30, 2004.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 3 -- LOANS

                                                             JUNE 30,        DECEMBER
                                                               2004          31, 2003
                                                               ----          --------
Commercial loans                                            $ 175,237       $ 152,362
Mortgage warehouse loans                                      131,795         126,056
Real estate loans                                              90,505          67,428
Installment loans                                             119,926         101,872
                                                            ---------       ---------
                                                              517,463         447,718
Allowance for loan losses                                      (6,976)         (6,909)
                                                            ---------       ---------

            Total loans                                     $ 510,487       $ 440,809
                                                            =========       =========


NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

                                                             JUNE 30,        DECEMBER
                                                               2004          31, 2003
                                                               ----          --------
Allowance for loan losses
    Balances, beginning of period                           $   6,909       $   6,255
    Provision for losses, operations                              474           1,350
    Recoveries on loans                                           168             288
    Loans charged off                                            (575)           (984)
                                                            ---------       ---------

            Balances, end of period                         $   6,976       $   6,909
                                                            =========       =========

NOTE 5 -- NONPERFORMING ASSETS

                                                             JUNE 30,        DECEMBER
                                                               2004          31, 2003
                                                               ----          --------
Nonperforming loans                                         $   1,599       $   1,707
Other real estate owned                                           339
                                                            ---------       ---------

            Total nonperforming assets                      $   1,938       $   1,707
                                                            =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

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

OVERVIEW

For the first six months of the current year, average earning assets increased in all categories except mortgage warehouse loans. In addition, $12 million of Bank Owned Life Insurance was purchased which is shown on the balance sheet as part of other assets. Average mortgage warehouse loans, while stronger than anticipated in the second quarter of 2004, declined from 2003 levels due to an overall decline in mortgage refinance activity.

The growth in earning assets caused an increase in net interest income despite a decline in net interest margin.

The decline in mortgage loan refinance activity caused a reduction in the gain on sale of loans, sold into the secondary market.

Noninterest expense increased a modest 2.4% primarily related to new market expansion. The effective tax rate declined due to additional tax exempt income.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include factors such as local, regional, and national economic conditions and forecasts; and adequacy of loan policies and internal controls; the experience of the lending staff; bank regulatory examination results; and changes in the composition of the portfolio.

Horizon considers the allowance for loan losses of $6.976 million adequate to cover losses inherent in the loan portfolio as of June 30, 2004. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management's ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.

FINANCIAL CONDITION

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 2004, cash and cash equivalents decreased by approximately $24.6 million. These funds were used to increase loans outstanding and to increase investment securities. At June 30, 2004, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $123 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2003 to June 30, 2004.

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at June 30, 2004. Stockholders' equity totaled $45.292 million as of June 30, 2004 compared to $46.223 million as of December 31, 2003. The change in stockholders' equity during the six months ended June 30, 2004 is the result of net income, net of dividends declared, a decrease in the market value of investment securities available for sale, purchase of treasury stock and the issuance of new shares related to the exercise of stock options. At June 30, 2004, the ratio of stockholders' equity to assets was 5.62% compared to 6.11% at December 31, 2003.

During the course of a periodic examination by the Bank's regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank's mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank's risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at June 30, 2004.

There have been no other material changes in Horizon's capital resources from December 31, 2003 to June 30, 2004.

Material Changes in Financial Condition - June 30, 2004 compared to December 31, 2003

During the first six months of 2004, cash and cash equivalents decreased approximately $24.6 million, and loans outstanding increased approximately $69.7 million. The decrease in cash and cash equivalents is related to decreases in deposited items in the process of collection and overnight investments. All lending categories experienced growth during the quarter. Real estate loans increased due to adjustable rate mortgages held in the Bank's portfolio instead of being sold into the secondary market. Commercial loans increased primarily in loans secured by commercial real estate and commercial term loans with new customer relationships. Installment loan growth primarily related to home equity loans and indirect automobile loans. Other assets increased due to the acquisition of Bank Owned Life Insurance.

Deposits increased approximately $46.8 million during the first six months of 2004. Noninterest bearing deposits decreased primarily from corporate and public fund deposits which moved to interest bearing categories. The growth in interest bearing deposits, occurred primarily in Money Market Accounts and short-term brokered Certificates of Deposit acquired to fund mortgage warehouse activity which surged for a short time during the second quarter of 2004.

Short-term borrowings increased approximately $16.7 million to fund the growth in total loans outstanding. FHLB advances decreased approximately $12.8 million due the maturity of short-term advances. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity. There have been no other material changes in the financial condition of Horizon from December 31, 2003 to June 30, 2004.

RESULTS OF OPERATIONS

Material Changes in Results of Operations - Six months ended June 30, 2004 compared to the six months ended June 30, 2003

All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

During the six months ended June 30, 2004, net income totaled $3.320 million or $1.06 per diluted share compared to $3.499 million or $1.13 per diluted share for the same period in 2003.

Net interest income was $12.100 million for the six months ended June 30, 2004, compared to $11.870 million for the same period of 2003. The increase was the result of an increase in average earning assets from $677 million in 2003 to $742 million for the first six months of 2004. The investment portfolio increased approximately $65 million from the same period of the prior year, primarily in callable agency securities, mortgage backed securities and tax exempt municipal securities. Average loans outstanding decreased to $494 million from $510 million for the first six months of 2003. A decline in average mortgage warehouse loans to $142 million during the first six months of 2004 from $239 million during the first six months of the prior year was partially offset by growth in the other loan categories. The net interest margin declined to 3.33% for the first six months of 2004 compared to 3.60% for the first six months of 2003. The increase in the investment portfolio was at lower yields, which caused a decline in net interest margin but had a positive impact on net interest income. Also effecting net interest income was the investment of $12 million in Bank Owned Life Insurance early in 2004. The income from this investment is treated as noninterest income.

Total noninterest income was $5.165 million for the six months ended June 30, 2004 compared to $5.847 million for the same period in 2003. Gain on sale of loans declined due to a reduction in mortgage origination volume as the total loans sold during the first six months declined from $112.6 million in 2003 to $46.8 million in 2004, a 58% decline. Partially offsetting the decline in gain on sale of loans is increased income from the Bank Owned Life Insurance and commission income from Horizon Insurance Services.

Noninterest expense increased $401 thousand for the six months ended June 30, 2004 compared to the same period in 2003. The majority of the increase relates to staffing and facility expense for new offices opened since the second half of 2003.

There have been no other material changes in the results of operations of Horizon for the six months ending June 30, 2004 and 2003.

Material Changes in Results of Operations - Three months ended June 30, 2004 compared to the three months ended June 30, 2003

All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

During the three months ended June 30, 2004, net income totaled $1.803 million or $.58 per diluted share compared to $1.775 million or $.57 per diluted share for the same period in 2003.

Net interest income was $6.511 million for the three months ended June 30, 2004, compared to $5.985 million for the same period 2003. The increase was the result of an increase in average earning assets to approximately $771 million, an increase of approximately $85 million over the same period of 2003. This is partly offset by a decline in net interest margin of 14 basis points to 3.45% for the three months ended June 30, 2004 compared to the same period of 2003. The increase in the investment portfolio was at lower yields, which caused a decline in net interest margin.

The provision for loan losses totaled $228 thousand for the three months ended June 30, 2004 compared to $375 thousand for the same period of the prior year. The allowance for loan losses to total loans is 1.35% at June 30, 2004 compared to 1.54% at December 31, 2003.

Total noninterest income was $2.470 million for the three months ended June 30, 2004, compared to $3.058 million for the same period in 2003. This decrease relates primarily to a decrease in gain on the sale of loans into the secondary market. During the three months ended June 30, 2004, the gain on sale of mortgage loans totaled $395 thousand based on the sale of approximately $23.7 million of mortgage loans. This compares to a gain of $1.190 million based on the sale of approximately $61.2 million in the same period of the prior year.

Noninterest expense increased $148 thousand or 2.4% for the three months ended June 30, 2004 compared to the same period in 2003. The increase relates to staffing and facility expense for new offices opened during the second half of 2003, which were partially offset by cost containment efforts.

There have been no other material changes in the results of operations of Horizon for three months ending June 30, 2004 and 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2004, Horizon's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon's disclosure controls (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes In Internal Controls

Since the evaluation date, there have been no significant changes in Horizon's internal controls or in other factors that could significantly affect such controls.

                        HORIZON BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

ITEM 1. LEGAL PROCEEDINGS

   Not Applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to purchases ohe Company made of its Common Stock during the quarter ended June 30, 2004:

                                                                              TOTAL NUMBER OF         NUMBER OF
                                           TOTAL                              SHARES PURCHASED     SHARES THAT MAY
                                         NUMBER OF                          AS PART OF PUBLICLY   YET BE PURCHASED
                                          SHARES           AVERAGE PRICE      ANNOUNCED PLANS     UNDER THE PLAN OR
                                         PURCHASED         PAID PER SHARE       OR PROGRAMS            PROGRAM
                                         ---------         --------------       -----------            -------
April 1, 2004 through April 30, 2004         --               $    --               --                   --
May 1, 2004 through May 31, 2004          30,000     (1)        25.38               --                   --
June 1, 2004 through June 30, 2004         3,605     (2)        24.08               --                   --

(1) The 30,000 shares redeemed were not part of a publicly announced repurchase plan or program. As previously reported in the Company's Current Report on Form 8-K, dated May 6, 2004, these shares were repurchased from a shareholder in a single negotiated transaction.

(2) The 3,605 shares redeemed were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees to Horizon as payment for taxes associated with option exercises.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Company held its Annual Shareholders' Meeting on May 6, 2004.

   (b) The names of the Directors elected at the Annual Meeting were as follows:

        Name                Votes For    Votes Withheld
        ----                ---------    --------------
Susan D. Aaron              2,265,620        79,873
Charley E. Gillispie        2,281,032        64,461
Larry N. Middleton, Jr.     2,267,689        77,803
Robert E. Swinehart         2,277,552        67,947

(c) Ratification of BKD, LLP as independent accountants.

Votes for           2,335,802
Votes against             648
Votes abstained         9,043

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

    (a) Exhibits

        Exhibit 11  Statement Regarding Computation of Per Share Earnings

        Exhibit 31.1  Certification of Craig M. Dwight

        Exhibit 31.2  Certification of James H. Foglesong

        Exhibit 32 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) A Form 8-K was filed on April 26, 2004 to furnish the earnings release issued by the Registrant on April 23, 2004 as required by Item 12 of Form 8-K.

        A Form 8-K was filed on May 6, 2004, to furnish information regarding the repurchase of Horizon Bancorp stock from Chairman of the Board, Robert C. Dabagia.

        No other reports on Form 8-K were filed during the three months ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HORIZON BANCORP

August 5, 2004                     /s/ Craig M. Dwight
--------------                     ---------------------------------------------
Date                               BY: Craig M. Dwight
                                       President and Chief Executive Officer

August 5, 2004                     /s/ James H. Foglesong
--------------                     ---------------------------------------------
Date                               BY: James H. Foglesong
                                       Chief Financial Officer

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