Form 10-Q
period 2004-09-30
HORIZON BANCORP /IN/
filed 2004-11-12
CIK 706129

                                 HORIZON BANCORP
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                               450 5th Street N.W.
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004

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

                          3,046,122 at November 3, 2004

PART 1 -- FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                        HORIZON BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts in Thousands)
               (All Share and Per Share Amounts Have Been Adjusted
              for a 3 for 2 Stock Split Declared October 21, 2003)

                                                                        SEPTEMBER 30,
                                                                             2004       DECEMBER 31,
                                                                         (UNAUDITED)       2003
                                                                         ------------   ------------
ASSETS
  Cash and due from banks                                                $     17,911   $      28,434
  Interest-bearing demand deposits                                                100              30
  Federal funds sold                                                           14,000          17,000
                                                                         ------------   -------------
        Cash and cash equivalents                                              32,011          45,464
  Interest-bearing deposits                                                    27,118           9,135
  Investment securities, available for sale                                   205,972         215,695
  Loans held for sale                                                           1,811           8,213
  Loans, net of allowance for loan losses of $7,031 and $6,909                497,528         440,809
  Premises and equipment                                                       17,390          16,460
  Federal Reserve and Federal Home Loan Bank stock                             11,202          10,853
  Interest receivable                                                           4,029           3,769
  Other assets                                                                 19,008           7,045
                                                                         ------------   -------------
        Total assets                                                     $    816,069   $     757,443
                                                                         ============   =============
LIABILITIES
  Deposits
    Noninterest bearing                                                  $     59,880   $      71,157
    Interest bearing                                                          551,238         475,011
                                                                         ------------   -------------
        Total deposits                                                        611,118         546,168
  Short-term borrowings                                                        23,880          20,241
  Federal Home Loan Bank advances                                             113,155         125,972
  Subordinated debentures                                                      12,372          12,372
  Interest payable                                                                731             751
  Other liabilities                                                             4,994           5,716
                                                                         ------------   -------------
        Total liabilities                                                     766,250         711,220
                                                                         ------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value
Authorized, 1,000,000 shares
  No shares issued
  Common stock, $.2222 stated value
    Authorized, 22,500,000 shares
    Issued, 4,778,608 and 4,684,095 shares                                      1,062           1,041
  Additional paid-in capital                                                   22,729          20,994
  Retained earnings                                                            41,637          37,638
  Restricted stock, unearned compensation                                      (1,025)
  Accumulated other comprehensive income                                        1,789           2,075
  Less treasury stock, at cost, 1,732,486 and 1,698,881 shares                (16,373)        (15,525)
                                                                         ------------   -------------
        Total stockholders' equity                                             49,819          46,223
                                                                         ------------   -------------
        Total liabilities and stockholders' equity                       $    816,069   $     757,443
                                                                         ============   =============

See notes to condensed consolidated financial statements

                        HORIZON BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
               (All Share and Per Share Amounts Have Been Adjusted
              for a 3 for 2 Stock Split Declared October 21, 2003)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30                 SEPTEMBER 30
                                         ----------------------------    --------------------------
                                             2004           2003           2004            2003
                                         (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                         ------------     -----------    -----------    -----------
INTEREST INCOME
  Loans receivable                       $      8,411     $     9,431    $    24,338    $    26,681
  Investment securities
    Taxable                                     1,641           1,115          5,195          3,404
    Tax exempt                                    566             553          1,699          1,453
                                         ------------     -----------    -----------    -----------
        Total interest income                  10,618          11,099         31,232         31,538
                                         ------------     -----------    -----------    -----------
INTEREST EXPENSE
  Deposits                                      2,609           2,542          7,817          7,538
  Federal funds purchased and
    short-term borrowings                          94             142            274            322
  Federal Home Loan Bank advances               1,358           1,663          4,177          4,749
  Subordinated debentures                         156             146            462            453
                                         ------------     -----------    -----------    -----------
        Total interest expense                  4,216           4,493         12,730         13,062
                                         ------------     -----------    -----------    -----------
NET INTEREST INCOME                             6,402           6,606         18,502         18,476
  Provision for loan losses                       207             300            681          1,050
                                         ------------     -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               6,195           6,306         17,821         17,426
                                         ------------     -----------    -----------    -----------
OTHER INCOME
  Service charges on deposit accounts             807             818          2,308          2,346
  Fiduciary activities                            595             610          1,930          1,797
  Commission income from insurance
    agency                                         56              66            329            201
  Income from reinsurance company                                  19             14             48
  Gain on sale of loans                           770           1,116          1,713          3,327
  Loss on sale of securities                                     (267)                         (273)
  Other income                                    633             466          1,732          1,229
                                         ------------     -----------    -----------    -----------
        Total other income                      2,861           2,828          8,026          8,675
                                         ------------     -----------    -----------    -----------
OTHER EXPENSES
  Salaries and employee benefits                3,903           3,662         10,838         10,366
  Net occupancy expenses                          461             428          1,382          1,299
  Data processing and equipment
    expenses                                      498             499          1,487          1,522
  Other expenses                                1,777           1,700          5,290          5,059
                                         ------------     -----------    -----------    -----------
        Total other expenses                    6,639           6,289         18,997         18,246
                                         ------------     -----------    -----------    -----------
INCOME BEFORE INCOME TAX                        2,417           2,845          6,850          7,855
  Income tax expense                              654             817          1,767          2,328
                                         ------------     -----------    -----------    -----------
Net Income                               $      1,763     $     2,028    $     5,083    $     5,527
                                         ============     ===========    ===========    ===========
BASIC EARNINGS PER SHARE                 $        .59     $       .68    $      1.70    $      1.86

DILUTED EARNINGS PER SHARE               $        .56     $       .65    $      1.63    $      1.78

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       (Table Dollar Amounts in Thousands)

                                                                                 RESTRICTED   ACCUMULATED
                                            ADDITIONAL                             STOCK,        OTHER
                                   COMMON    PAID-IN    COMPREHENSIVE RETAINED    UNEARNED   COMPREHENSIVE  TREASURY
                                   STOCK     CAPITAL       INCOME     EARNINGS  COMPENSATION    INCOME       STOCK      TOTAL
                                  --------  ---------   ------------- --------  ------------ -------------  --------    -----
BALANCES, DECEMBER
  31, 2003                        $  1,041  $   20,994                $ 37,638                 $  2,075     $(15,525)  $46,223

  Net income                                              $   5,083      5,083                                           5,083
  Other comprehensive
    income, net of tax,
    unrealized losses on
    securities                                                 (286)                               (286)                  (286)
                                                          ---------
  Comprehensive income                                    $   4,797
                                                          =========
  Exercise of
    stock options                       11         434                                                                     445
  Tax benefit related to
    stock options                                  251                                                                     251
  Purchase treasury stock                                                                                       (848)     (848)
  Issuance of restricted
    stock                               10       1,050                            $ (1,060)
  Amortization of unearned
    compensation                                                                        35                                  35
  Cash dividends ($.36 per
    share)                                                              (1,084)                                         (1,084)
                                  --------  ----------                --------    --------     --------   ----------   -------
BALANCES, SEPTEMBER 30,
  2004                               1,062  $   22,729                $ 41,637    $ (1,025)    $  1,789   $  (16,373)  $49,819
                                  ========  ==========                ========    ========     ========   ==========   =======

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                            ------------------------
                                                                               2004         2003
                                                                           (UNAUDITED)   (UNAUDITED)
                                                                           -----------   -----------
OPERATING ACTIVITIES
  Net income                                                                $    5,083    $    5,527
  Items not requiring (providing) cash
    Provision for loan losses                                                      681         1,050
    Depreciation and amortization                                                1,132         1,133
    Federal Home Loan Bank stock dividend                                         (349)         (203)
    Mortgage servicing rights (recovery) impairment                               (138)          127
    Deferred income tax                                                            594          (839)
    Investment securities amortization, net                                        364           826
    Gain on sale of loans                                                       (1,713)       (3,327)
    Proceeds from sales of loans                                                96,788       195,125
    Loans originated for sale                                                  (88,673)     (182,492)
    Gain on sale of other real estate owned                                        (12)          (34)
    Deferred loan fees                                                              20           (21)
    Unearned income                                                               (201)         (311)
    Loss on sale of securities                                                                   273
    Loss on sale of fixed assets                                                     3             4
    Increase in cash surrender value of life insurance                            (414)
    Net change in
      Interest receivable                                                         (260)         (322)
      Interest payable                                                             (20)          (93)
      Other assets                                                                  82           741
      Other liabilities                                                           (722)          675
                                                                            ----------    ----------
        Net cash provided by operating activities                               12,245        17,839
                                                                            ----------    ----------
INVESTING ACTIVITIES
  Net change in interest-bearing deposits                                      (17,983)          (25)
  Purchases of securities available for sale                                   (79,753)     (163,051)
  Proceeds from maturities, calls, and principal repayments of securities
    available for sale                                                          88,674        52,749
  Proceeds from sale of securities                                                            27,178
  Purchase of Federal Home Loan Bank and Federal Reserve Bank stock                           (2,199)
  Net change in loans                                                          (57,472)       76,302
  Proceeds from sale of fixed assets                                                43
  Recoveries on loans previously charged-off                                       253           219
  Proceeds from sale of other real estate owned                                     77           215
  Purchases of premises and equipment                                           (2,073)         (817)
  Purchase of bank owned life insurance                                        (12,000)
                                                                            ----------    ----------
        Net cash used in investing activities                                  (80,234)       (9,429)
                                                                            ----------    ----------
FINANCING ACTIVITIES
  Net change in
    Deposits                                                                    64,950        45,941
    Short-term borrowings                                                        3,639        (3,845)
  Federal Home Loan Bank advance                                                63,300       152,998
  Repayment of Federal Home Loan Bank advance                                  (76,117)     (164,138)
Proceeds from issuance of stock
  Issuance of stock                                                                696           119
  Purchase of treasury stock                                                      (848)
  Dividends paid                                                                (1,084)         (953)
                                                                            ----------    ----------
Net cash provided by financing activities                                       54,536        30,122
                                                                            ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (13,453)       38,532

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  45,464        35,692
                                                                            ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   32,011    $   74,224
                                                                            ==========    ==========
ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                                             $   12,736    $   13,141
  Income tax paid                                                                  903         2,600

See notes to condensed consolidated financial statements.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 -- ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A.
(Bank), and HBC Insurance Group, Inc. (Insurance Company). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2004 and September 30, 2003 are not necessarily indicative of the operating results for the full year of 2004 or 2003. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon's Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon's stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 2,991,203 and 2,976,846 for the nine-month period ended September 30, 2004 and 2003. The number of shares used in the computation of diluted earnings per share is 3,120,813 and 3,099,729 for the nine month period ended September 30, 2004 and 2003. All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 1 - ACCOUNTING POLICIES (CONTINUED)

Horizon accounts for the stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to the option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation cost related to restricted stock awards is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plans.

THREE MONTHS ENDED SEPTEMBER 30                                          2004             2003
-------------------------------                                      ------------      ------------
Net income, as reported                                              $      1,763      $      2,028
Less:  Total stock-based employee compensation cost determined
   under the fair value based method, net of income taxes                     (16)              (11)
                                                                     ------------      ------------
Pro forma net income                                                 $      1,747      $      2,017
                                                                     ============      ============
Earnings per share
   Basic - as reported                                               $        .59      $        .68
   Basic - pro forma                                                          .58               .68
   Diluted - as reported                                                      .56               .65
   Diluted - pro forma                                                        .56               .65

NINE MONTHS ENDED SEPTEMBER 30                                           2004             2003
-------------------------------                                      ------------      ------------
Net income, as reported                                              $      5,083      $      5,527
Less:  Total stock-based employee compensation cost determined
   under the fair value based method, net of income taxes                    (106)              (75)
                                                                     ------------      ------------
Pro forma net income                                                 $      4,977      $      5,452
                                                                     ============      ============
Earnings per share
   Basic - as reported                                               $       1.70      $       1.86
   Basic - pro forma                                                         1.66              1.83
   Diluted - as reported                                                     1.63              1.78
   Diluted - pro forma                                                       1.59              1.76

NOTE 2 - INVESTMENT SECURITIES

                                                                            2004
                                            ----------------------------------------------------------------------
                                                                    GROSS              GROSS
                                                                 UNREALIZED          UNREALIZED          FAIR
SEPTEMBER 30                                AMORTIZED COST          GAINS              LOSSES           VALUE
------------                                --------------       ---------           ----------         -----
Available for sale
  U. S. Treasury and federal agencies       $      51,205   $             27    $           (350)   $      50,882
  State and municipal                              55,717              2,655                 (41)          58,331
  Federal agency collateralized mortgage
    obligations                                    12,448                 29                  (9)          12,468
  Federal agency mortgage backed pools             83,249                855                (465)          83,639
  Corporate Notes                                     600                 52                                  652
                                            -------------   ----------------    ----------------    -------------
        Total investment securities         $     203,219   $          3,618    $           (865)   $     205,972
                                            =============   ================    ================    =============

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

                                                                                      2003
                                                             ----------------------------------------------------
                                                                             GROSS         GROSS
                                                             AMORTIZED     UNREALIZED    UNREALIZED        FAIR
          DECEMBER 31                                          COST          GAINS         LOSSES         VALUE
          -----------                                        ---------     ----------    ----------       -----
Available for sale
   U. S. Treasury and federal agencies                       $ 66,945        $  196        $(369)        $ 66,772
   State and Municipal                                         57,799         2,482          (51)          60,230
   Federal agency collateralized mortgage obligations          14,354           176          (42)          14,488
   Federal agency mortgage backed pools                        72,806           747           (7)          73,546
   Corporate notes                                                600            59                           659
                                                             --------        ------        -----         --------
         Total investment securities                         $212,504        $3,660        $(469)        $215,695
                                                             ========        ======        =====         ========

The amortized cost and fair value of securities available for sale at September 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AVAILABLE FOR SALE
                                                          ------------------------
                                                          AMORTIZED         FAIR
                                                             COST          VALUE
                                                          ---------       --------
Within one year                                           $  1,958        $  1,995
One to five years                                           50,223          50,135
Five to ten years                                           11,669          11,901
After ten years                                             43,672          45,834
                                                          --------        --------
                                                           107,522         109,865
Federal agency collateralized mortgage obligations          12,448          12,468
Federal agency mortgage backed pools                        83,249          83,639
                                                          --------        --------
                                                          $203,219        $205,972
                                                          ========        ========

Realized net gains and (losses) on the sale of securities available for sale are summarized as follows:

NINE MONTHS ENDED SEPTEMBER 30,        2003
-------------------------------       -----
Realized gains                        $ 140
Realized losses                        (413)
                                      -----
Net realized losses                   $(273)
                                      =====

There were no sales of securities available for sale during the nine months ending September 30, 2004.

                        HORIZON BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)

NOTE 3 - LOANS

                                     SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                     ------------------   -----------------
Commercial loans                          $ 187,536           $ 152,362
Mortgage warehouse loans                    107,688             126,056
Real estate loans                            77,961              67,428
Installment loans                           131,374             101,872
                                          ---------           ---------
                                            504,559             447,718
Allowance for loan losses                    (7,031)             (6,909)
                                          ---------           ---------
Total loans                               $ 497,528           $ 440,809
                                          =========           =========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

                                          SEPTEMBER 30,       DECEMBER 31,
                                              2004               2003
                                          -------------       ------------
Allowance for loan losses
   Balances, beginning of period            $ 6,909             $ 6,255
   Provision for losses, operations             681               1,350
   Recoveries on loans                          253                 288
   Loans charged off                           (812)               (984)
                                            -------             -------
Balances, end of period                     $ 7,031             $ 6,909
                                            =======             =======

NOTE 5 - NONPERFORMING ASSETS

                                          SEPTEMBER 30,      DECEMBER 31
                                              2004              2003
                                          -------------      -----------
Nonperforming loans                          $1,480              $1,707
Other real estate owned                         345
                                             ------              ------
Total nonperforming assets                   $1,825              $1,707
                                             ======              ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        HORIZON BANCORP AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

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

OVERVIEW

For the first nine months of 2004, as anticipated, Horizon has experienced a decline in residential lending ACTIVITY. Therefore, gain on sale of loans and certain other categories of fee related to both the mortgage warehouse division and internal residential lending activities declined. Offsetting this decline, the commercial and consumer loan portfolios have experienced strong growth of 23% and 29% respectively since December 31, 2003. This growth is primarily attributed to expansion of lending activities into new markets.

Net interest income is relatively constant compared to the same period of the prior year as growth in earning assets was offset by a decline in net interest margin.

Other non-interest income has increased primarily due to income recognized from the purchase of bank owned life insurance in early January of 2004 and the improvement of the value of mortgage servicing rights due to the slow down in mortgage loan prepayment speeds. The bank owned life insurance income is considered tax exempt income, thereby reducing the effective tax rate for the year.

Non-interest has increased approximately 4.1% due primarily to expansion into new markets and increased cost of employee benefits.

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

Horizon considers the allowance for loan losses of $7.031 million adequate to cover losses inherent in the loan portfolio as of September 30, 2004. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management's ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.

FINANCIAL CONDITION

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 2004, cash and cash equivalents decreased by approximately $13.5 million. These funds were used to increase loans outstanding. At September 30, 2004, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $116 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2003 to September 30, 2004.

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for "well capitalized" banks at September 30, 2004. Stockholders' equity totaled $49.819 million as of September 30, 2004 compared to $46.223 million as of December 31, 2003. The change in stockholders' equity during the nine months ended September 30, 2004 is the result of net income, net of dividends declared, a decrease in the market value of investment securities available for sale, purchase of treasury stock and the issuance of new shares related to the exercise of stock options. At September 30, 2004, the ratio of stockholders' equity to assets was 6.10% compared to 6.11% at December 31, 2003.

During the course of a periodic examination by the Bank's regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank's mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank's risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at September 30, 2004.

There have been no other material changes in Horizon's capital resources from December 31, 2003 to September 30, 2004.

Material Changes in Financial Condition - September 30, 2004 compared to December 31, 2003

During the first nine months of 2004, cash and cash equivalents decreased approximately $13.5 million, and loans outstanding increased approximately $56.8 million. The decrease in cash and cash equivalents is related to decreases in deposited items in the process of collection and overnight investments. Except for mortgage warehouse loans, all lending categories experienced growth during the period. Real estate loans increased due to adjustable rate mortgages held in the Bank's portfolio instead of being sold into the secondary market. Commercial loans increased primarily in loans secured by commercial real estate and commercial term loans with new customer relationships. Installment loan growth was primarily related to home equity loans and indirect automobile loans. Other assets increased due to the acquisition of Bank Owned Life Insurance.

Deposits increased approximately $64.9 million during the first nine months of 2004. Noninterest bearing deposits decreased primarily from corporate and public fund deposits which moved to interest bearing categories. The growth in interest bearing deposits, occurred primarily in Money Market Accounts and public fund and brokered Certificates of Deposit acquired to fund the growth in earning assets during the first nine months of 2004.

Short-term borrowings increased approximately $3.6 million to fund the growth in total loans outstanding. FHLB advances decreased approximately $12.8 million due the maturity of short-term advances. Horizon continues to monitor funding sources to reduce the cost of funds and maintain adequate liquidity. There have been no other material changes in the financial condition of Horizon from December 31, 2003 to September 30, 2004.

On October 21, 2004, Horizon raised $10 million of additional capital through a private placement of trust preferred securities. The trust preferred securities will mature in 30 years and bear an initial interest rate of 4.05% per annum. The rate will adjust quarterly to three-month LIBOR plus 1.95%. Horizon expects to use the net proceeds from the offering for general corporate purposes, including providing funding for new market expansion and leveraging the additional Tier 1 capital through expansion of the investment portfolio.

RESULTS OF OPERATIONS

Material Changes in Results of Operations - Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

During the nine months ended September 30, 2004, net income totaled $5.083 million or $1.63 per diluted share compared to $5.527 million or $1.78 per diluted share for the same period in 2003.

Net interest income was $18.502 million for the nine months ended September 30, 2004, compared to $18.476 million for the same period of 2003. Average earning assets increased to $745 million for the nine month period ended September 30, 2004 from $701 million for the same period of the prior year. The net interest margin for the same period of both years declined to 3.37% for the 2004 period, from 3.58% for the 2003 nine month period. The growth in average earning assets came in the investment portfolio, which increased approximately $80 million on average from the same period of the prior year, primarily in callable agency securities, mortgage backed securities and tax exempt municipal securities. Average loans outstanding decreased to $497 million from $522 million for the first nine months of 2003. A decline in average mortgage warehouse loans to $135 million during the first nine months of 2004 from $251 million during the first nine months of the prior year was partially offset by growth in the other loan categories. Growth in average loans outstanding for the other loan categories from the first nine months of 2003 compared to the first nine months of 2004 was as follows: Commercial loans $47 million, Consumer loans $28 million, residential real estate loans $16 million. The increase in the investment portfolio was at lower yields, which caused the decline in net interest margin. Also effecting net interest income was the investment of $12 million in Bank Owned Life Insurance early in 2004. The income from this investment is treated as noninterest income.

The provision for loans losses totaled $681 thousand for the nine months ended September 30, 2004 compared to $1.050 million for the same period of the prior year. The decrease in the provision is primarily due to continued favorable nonperforming loan and charge-off experience.

Total noninterest income was $8.026 million for the nine months ended September 30, 2004 compared to $8.675 million for the same period in 2003. Gain on sale of loans declined due to a reduction in mortgage origination volume as the total loans sold during the first nine months declined from $195 million in 2003 to $96 million in 2004, a 51% decline. Partially offsetting the decline in gain on sale of loans is increased income from the Bank Owned Life Insurance and recovery of impairment on the mortgage servicing asset.

Noninterest expense increased $751 thousand or 4.1% for the nine months ended September 30, 2004 compared to the same period in 2003. The majority of the increase relates to expansion into new markets and increased cost of employee benefits.

There have been no other material changes in the results of operations of Horizon for the nine months ending September 30, 2004 and 2003.

Material Changes in Results of Operations - Three months ended September 30, 2004 compared to the three months ended September 30, 2003

All share and per share amounts have been adjusted for a three for two stock split declared October 21, 2003.

During the three months ended September 30, 2004, net income totaled $1.763 million or $.56 per diluted share compared to $2.028 million or $.65 per diluted share for the same period in 2003.

Net interest income was $6.402 million for the three months ended September 30, 2004, compared to $6.606 million for the same period 2003. This decrease was the result of a decrease in net interest margin from 3.58% in the third quarter of 2003 to 3.43% in the current quarter. The decrease was caused by a decrease in average mortgage warehouse loans outstanding from $275 million in the third quarter of 2003 to $122 million in the current quarter. These funds were re-deployed into other loan types and investment securities, which carry lower yields than the mortgage warehouse loans. Commercial loans increased from an average of $129.7 million for the third quarter of 2003 to $179.9 million for the current quarter. Consumer loans increased from an average of $91.7 million for the third quarter of 2003 to $125.3 million for the third quarter of the current year. Average earning assets were relatively constant from the third quarter of last year to this year; however, due to the change in mix of earning assets, declines were experienced in net interest margin and therefore net interest income.

The provision for loan losses totaled $207 thousand for the three months ended September 30, 2004 compared to $300 thousand for the same period of the prior year. The decrease in the provision is primarily due to continued favorable nonperforming loan and charge-off experience. The allowance for loan losses to total loans is 1.39% at September 30, 2004 compared to 1.54% at December 31, 2003.

Total non-interest income was $2.861 million for the three months ended September 30, 2004, compared to $2.828 million for the same period in 2003. The decline in gain on sale of loans was offset by increased income from bank owned life insurance and no losses were recognized on the sale of securities in 2004 compared to a loss of $267 thousand recognized in the third quarter of 2003.

Noninterest expense increased $350 thousand or 5.6% for the three months ended September 30, 2004 compared to the same period in 2003. The increase relates to staffing and for new market expansion and increased cost of employee benefits.

There have been no other material changes in the results of operations of Horizon for three months ending September 30, 2004 and 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2004, Horizon's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon's disclosure controls (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes In Internal Controls

Since the evaluation date, there have been no significant changes in Horizon's internal controls or in other factors that could significantly affect such controls.

                        HORIZON BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

ITEM 1. LEGAL PROCEEDINGS

      Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases by the Company of its common stock during the quarter.

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

                                 HORIZON BANCORP

11.9.2004                          /s/ Craig M. Dwight
---------                          -------------------
Date                               BY: Craig M. Dwight
                                       President and Chief Executive Officer

11.8.2004                          /s/ James H. Foglesong
---------                          ----------------------
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