Form 10-K
period 2004-12-31
HORIZON BANCORP /IN/
filed 2005-03-28
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

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

Common Stock, no par value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the average bid price of such stock as of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $53,976,331.

As of March 17, 2005, the registrant had 3,090,259 shares of Common Stock outstanding.

Documents Incorporated by Reference

Part of Form 10-K into which
Document	portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 5, 2005 annual meeting of shareholders	III

Horizon Bancorp

2004 Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

General

Horizon Bancorp (“Horizon”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern Indiana and Southwestern Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”). Horizon’s Common Stock is traded on the Nasdaq SmallCap Market under the symbol HBNC.

The Bank was chartered as a national bank association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. The Bank opened a second office in St. Joseph, Berrien County, Michigan in 2004. The Bank also has four offices in La Porte County, Indiana, three offices in Porter County, Indiana, one office in Lake County, Indiana, one office in Elkhart County, Indiana and one office in St. Joseph County, Indiana. At December 31, 2004, the Bank had total assets of $911 million and total deposits of $613 million. The Bank has three wholly owned subsidiaries: Horizon Trust & Investment Management, N.A. (“Horizon Trust”), Horizon Investments, Inc. (“Horizon Investments”) and Horizon Insurance Services, Inc. (“Horizon Insurance”).

Horizon had one nonbank subsidiary, HBC Insurance Group, Inc. (the “Insurance Company”). The Insurance Company previously offered credit life and accident and health insurance and was liquidated during 2004. The net income generated from the Insurance Company was not significant to the overall operations of Horizon.

Horizon formed Horizon Statutory Trust I in 2002 and Horizon Bancorp Capital Trust II in 2004 for the purpose of participating in Pooled Trust Preferred Stock offerings. See Note 9 of the consolidated financial statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon, the Bank, Horizon Trust I and II, and Horizon Insurance is not seasonal to any material degree.

No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2004, revenues from loans accounted for 62% of the total consolidated revenue. For the same year, revenues from investment securities accounted for 18% of total consolidated revenue.

Employees

The Bank, Horizon Trust and Horizon Insurance employed approximately 247 full and part-time persons as of December 31, 2004. Horizon does not have any employees.

Competition

A high degree of competition exists in all major areas where Horizon engages in business. The Bank’s primary market consists of La Porte and Porter Counties, Indiana, and Berrien County, Michigan. The Bank competes with commercial banks located in the home county and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services, and certain government agencies.

Based on deposits as of June 30, 2004, the Bank was the largest of the 12 bank and thrift institutions with offices in La Porte County with 34.9% of the deposits and the fifth largest of the 15 institutions with offices in Porter County with 6.9% of deposits. Horizon opened its first office in Berrien County, Michigan in 2003 and as of June 30, 2004, was the ninth largest of the 11 bank and thrift deposits in that county with less than 1.9%. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).

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

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Bank exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2004. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2004, see the information in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.

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

Information required by this section of Securities Act Industry Guide 3 is presented in Management’s Discussion and Analysis as set forth in item 7 below, herein incorporated by reference.

II.	INVESTMENT PORTFOLIO

a.	The following is a schedule of the amortized cost and fair value of investment securities available for sale at December 31, 2004, 2003, and 2002:

(in thousands)	2004		2003		2002
AVAILABLE FOR SALE	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury and U.S. Government agencies and corporations	$86,348	$85,626	$66,945	$66,772	$5,979	$6,072
State and municipal	54,881	57,327	57,799	60,230	35,504	37,115
Mortgage-backed securities	124,666	124,308	72,806	73,546	45,164	46,741
Collateralized mortgage obligations	13,380	13,338	14,354	14,488	18,697	19,525
Corporate notes	632	683	600	659

Total investment securities	$279,907	$281,282	$212,504	$215,695	$105,344	$109,453

b.	The following is a schedule of maturities of each category of debt securities and the related weighted average yield of such securities as of December 31, 2004:

			After one year
	One year or		through five		After five years
	less		years		through ten years		After ten years
(Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

AVAILABLE FOR SALE
U.S. Treasury and U.S. Government agency securities (1)			$73,582	2.73%	$12,044	2.89%
Obligations of states and political subdivisions	$1,235	5.91%	6,283	4.13%	6,570	4.33%	$43,239	4.60%
Mortgage-backed securities (2)			17,428	4.00%	32,186	3.77%	74,694	4.70%
Collateralized mortgage obligations (2)							13,338	3.84%
Other securities							683	7.58%

Total	$1,235	5.91%	$97,293	3.05%	$50,800	3.63%	$131,954	4.60%

(1)	Fair value is based on contractual maturity or call date where a call option exists

(2)	Maturity based upon final maturity date

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2004.

III.	LOAN PORTFOLIO

a.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

(Thousands)	2004	2003	2002	2001	2000

Commercial, financial, agricultural and commercial tax-exempt loans	$203,966	$152,362	$111,897	$100,912	$88,421
Mortgage warehouse loans	127,992	126,056	268,452	205,511	102,884
Real estate mortgage loans	89,139	67,428	73,910	80,571	125,431
Installment loans	142,945	101,872	81,534	79,807	76,842

Total loans	$564,042	$447,718	$535,793	$466,801	$393,578

b.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2004:

Maturing or repricing	One Year or	One Through	After five
(thousands)	Less	Five Years	years	Total

Commercial, financial, agricultural and commercial tax-exempt loans	$123,955	$65,612	$14,399	$203,966

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

(Thousands)	Fixed Rate	Variable Rate

Total commercial, financial, agricultural, and commercial tax-exempt loans due after one year	$94,168	$71,175

c.	Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due, and restructured loans.

December 31 (thousands)	2004	2003	2002	2001	2000

a. Loans accounted for on a nonaccrual basis	$1,358	$1,707	$1,217	$1,772	$2,487
b. Accruing loans which are contractually past due 90 days or more as to interest and principal payments	0	176	76	128	699
c. Loans not included in (a) or (b) which are “Troubled Debt Restructuring’s” as defined by SFAS No. 15

Totals	$1,358	$1,883	$1,293	$1,900	$3,186

LOAN PORTFOLIO (continued)

The decrease in nonaccrual loans in 2004 is primarily due to decreases in consumer loans of $125 thousand and mortgage loans of $337 thousand partially offsetby an increase in commercial loans of $112 thousand. The increase in nonaccrual loans in 2003 is primarily due to increases in consumer loans of $89 thousand, mortgage loans of $254 thousand and commercial loans of $146 thousand. The decrease in nonaccrual loans in 2002 is primarily due to a decrease in commercial loans of $868 thousand partially offset by an increase in mortgage loans of $340 thousand. The decrease in nonaccrual loans in 2001 is primarily due to a decrease in nonaccrual mortgage loans of $637 thousand. The increase in nonaccrual loans in 2000 is primarily due to the increase in nonaccrual mortgage loans of $842 thousand and increase in nonaccrual commercial loans of $321 thousand.

(Thousands)
Gross interest income that would have been recorded on nonaccrual loans out standing as of December 31, 2004 in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$168
Interest income actually recorded on nonaccrual loans outstanding as of December 31, 2004 and included in net income for the period.	80
Interest income not recognized during the period on nonaccrual loans outstanding as of December 31, 2004.	$88

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

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $427,499 and $314,621 at December 31, 2004 and 2003, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses totaled $65,000 and $62,000 at those respective dates. The average balance of impaired loans during 2004 and 2003 was $291,501 and $320,925, respectively.

3.	Foreign outstandings

None

4.	Loan Concentrations

As of December 31, 2004, there are no significant concentrations of loans exceeding 10% of total loans other than those disclosed in Item III(a) above.

5.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2004, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

III.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

(Thousands)	2004	2003	2002	2001	2000

LOANS
Loans outstanding at the end of the period (1)	$564,042	$447,718	$535,793	$466,801	$393,578
Average loans outstanding during the period (1)	511,973	512,441	478,311	426,821	400,524

(1)	Net of unearned income and deferred loan fees

ALLOWANCE FOR LOAN LOSSES	2004	2003	2002	2001	2000

Balance at beginning of the period	$6,909	$6,255	$5,410	$4,803	$3,273

Loans charged-off:
Commercial and agricultural loans	(161)	0	(244)	(149)	(71)
Real estate mortgage loans	(41)	(226)	(112)	(515)	(3)
Installment loans	(863)	(758)	(841)	(917)	(740)

Total loans charged-off	(1,065)	(984)	(1,197)	(1,581)	(814)

Recoveries of loans previously charged-off:
Commercial and agricultural loans	79	20	90	115	66
Real estate mortgage loans	2	23	24	301	15
Installment loans	278	245	303	267	253

Total loan recoveries	359	288	417	683	334

Net loans charged-off	(706)	(696)	(780)	(898)	(480)
Provision charged to operating expense	990	1,350	1,625	1,505	2,010
Provision charged to discontinued operations

Balance at the end of the period	$7,193	$6,909	$6,255	$5,410	$4,803

Ratio of net charge-offs to average loans outstanding for the period	(0.14)%	(0.14)%	(0.16)%	(0.21)%	(0.12)%

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

Allocation of the Allowance for Loan Losses at December 31 (thousands)

	2004		2003		2002		2001		2000
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$2,469	36%	$1,829	28%	$1,732	21%	$1,678	22%	$1,422	22%
Real estate mortgage	808	16%	834	12%	712	14%	641	17%	159	32%
Mortgage warehousing	2,029	23%	2,445	37%	2,007	50%	1,357	44%	1,628	26%
Installment	1,860	25%	1,524	23%	1,574	15%	1,702	17%	1,270	20%
Unallocated	27		277		230		32		324

Total	$7,193	100%	$6,909	100%	$6,255	100%	$5,410	100%	$4,803	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2004 Horizon processed an average of over $14 million per day in mortgage warehouse loans. During 2004 the lines of credit granted to customers decreased from $459 million at December 31, 2003 to $388 million at December 31, 2004. Also there was a decline in the percent of the mortgage warehouse portfolio which was sub-prime. Sub-prime loans are assigned a higher reserve.

III.	DEPOSITS

Information required by this section is found in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Consolidated Financial Statements and related notes in Item 8 below, which are incorporated herein by reference.

IV.	RETURN ON EQUITY AND ASSETS

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

December 31 (thousands)	2004	2003

Outstanding at year end	$27,681	$15,241
Approximate weighted average interest rate at year-end	1.40%	0.52%
Highest amount outstanding as of any month-end during the year	$29,371	$46,353
Approximate average outstanding during the year	$20,877	$28,257
Approximate weighted average interest during the year	.95%	.84%

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

ITEM 2. PROPERTIES

The main office of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations and information technology departments of the Bank. In addition to these principal facilities, the Bank has 11 sales offices located at:

     3631 South Franklin Street, Michigan City, Indiana
     113 W. First St., Wanatah, Indiana
     1500 W. Lincolnway, LaPorte, Indiana
     423 South Roosevelt Street, Chesterton, Indiana
     4208 N. Calumet, Valparaiso, Indiana
     2650 Willowcreek Road, Portage, Indiana
     2450 West Lincoln Highway, Merrillville, Indiana
     811 Ship Street, St Joseph, Michigan
     2608 Niles Road, St Joseph, Michigan
     105 East Jefferson Blvd, South Bend, Indiana
     1808 East Bristol Street, Suite K, Elkhart, Indiana

Horizon owns all of the facilities, except for the South Bend, Elkhart, Portage and Merrillville, Indiana offices, which are leased from third parties.

ITEM 3. LEGAL PROCEEDINGS

No material pending legal proceedings, other than ordinary routine litigation incidental to the business to which Horizon or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Horizon’s stockholders during the fourth quarter of the 2004 fiscal year.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	66	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.

Craig M. Dwight	48	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001; President and Chief Administrative Officer of Horizon and President of the Bank since 1998; and Vice President and Senior Lender of the Bank since 1997.

Thomas H. Edwards	52	President and Chief Operating Officer of the Bank since January 2003; Executive Vice President and Senior Lender of Horizon and the Bank since 1999, Executive of Loan Management Services, Crowe, Chizek and Company, LLP since 1993.

Lawrence J. Mazur	56	President and Chief Executive Officer of Horizon Trust & Investment Management, N.A. since January 2003; President of Horizon Trust & Investment Management, N.A. since December 1998; Secretary of Horizon Bancorp since 2001; President, Financial Planning and Management Corporation since 1994.

James H. Foglesong	59	Chief Financial Officer of Horizon and the Bank since January 2001; Executive Vice President and Chief Financial Officer, Security Financial Bancorp since 1995.

James D. Neff	45	Executive Vice President-Mortgage Banking of Horizon Bank since January 2004; Senior Vice President, Horizon Bank since October 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases by the Company of its common stock during the fourth quarter.

The other information regarding Horizon’s common stock is included under the caption “Horizon’s Common Stock and Related Stockholders’ Matters” in Item 8 below, which is incorporated by reference.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Horizon Bancorp and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operation
(Table Dollar Amounts in Thousands)

Overview

During 2004, the emphasis shifted from residential mortgage lending to more traditional commercial banking functions. As residential mortgage loan refinance activity slowed, Horizon was able to diversify its revenue streams. Commercial loans grew 34% to over $200 million and consumer loans increased by 40% to over $140 million. An improving local economy, strong sales effort and the addition of experienced lenders fueled the commercial growth. The southwest Michigan market continued to have its strong growth pattern. Consumer loans grew as a result of additional home equity lending in all markets and expansion of indirect lending into southwest Michigan.

To leverage the additional regulatory capital raised through the Trust Preferred offering completed in October of 2004, the investment portfolio increased by over 30%.

Funding of this increase in earning assets was accomplished through a 12% increase in deposits and a 54% increase in borrowed funds.

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

Analysis of Financial Condition

Investment Securities

Horizon maintains a high quality investment portfolio with low credit risk. Investment securities totaled $281.282 million at December 31, 2004 and consisted of U. S. Treasury and Government Agency securities of $85.626 million (30.4)%; Municipal securities of $57.327 million (20.4)%; Mortgage-Backed securities of $124.308 million (44.2)%; collateralized mortgage obligations of $13.338 million (4.7)%; and corporate securities of $683 thousand (0.2)%.

As indicated above, 48.9% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2004, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 5.45 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life. Management currently believes that prepayment risk on these securities is nominal.

At December 31, 2004 and 2003, all investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses added or subtracted, net of tax, directly to stockholders’ equity. This accounting method adds potential volatility to stockholders’ equity, but net income is not affected unless securities are sold. Net appreciation on these securities totaled $1.375 million, which resulted in a $894 thousand addition, net of tax, to stockholders’ equity at December 31, 2004. This compared to a $2.075 million, net of tax, addition in stockholders’ equity at December 31, 2003.

As a member of the Federal Reserve and Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2004, Horizon has investments in the common stock of the Federal Reserve and Federal Home Loan Bank totaling $11.279 million compared to $10.853 million at December 31, 2003.

At December 31, 2004, Horizon does not maintain a trading account and is not using any derivative products for hedging or other purposes.

Loans

Total loans, the principal earning asset of the Bank, were $564.042 million at December 31, 2004. The current level of loans is an increase of 25.98% from the December 31, 2003 level of $447.718 million. As the table below indicates, the increase is related to growth in commercial and consumer loans.

			Dollar	Percent
December 31	2004	2003	Change	Change

Real estate loans
1 – 4 family	$85,694	$63,995	$21,699	33.91%
Multi-family	0	25	(25)	(100.00)
Other	3,445	3,408	37	1.09

Total	89,139	67,428	21,711	24.36

Commercial loans
Working capital and equipment	99,783	80,471	19,312	24.00
Real estate, including agriculture	89,818	57,959	31,859	54.97
Tax exempt	5,804	6,440	(636)	(9.88)
Other	8,561	7,492	1,069	14.27

Total	203,966	152,362	51,604	33.87

Consumer loans
Auto	55,363	40,584	14,779	36.42
Recreation	4,969	1,115	3,854	345.65
Real estate/home improvement	32,079	23,389	8,690	37.15
Home equity	39,492	28,013	11,479	40.98
Unsecured	1,653	1,809	(156)	(8.62)
Other	9,389	6,962	2,427	34.86

Total	142,945	101,872	41,073	40.32

Mortgage warehouse loans
Prime	66,402	54,935	11,467	20.87
Sub-Prime	61,590	71,121	(9,531)	(13.40)

Total	127,992	126,056	1,936	1.54

Grand total	$564,042	$447,718	$116,324	25.98

The acceptance and management of credit risk is an integral part of the Bank’s business as a financial intermediary. The Bank has established rigorous underwriting standards including a policy that monitors the lending function through strict administrative and reporting requirements as well as an internal loan review of consumer and small business loans. The Bank also uses an independent third-party loan review function that regularly reviews asset quality.

Real Estate Loans

Real estate loans totaled $89,139 million or 15.8% of total loans as of December 31, 2004, compared to $67.428 million or 15.1% of total loans as of December 31, 2003. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2004, $39.492 million in home equity lines of credit compared to $28.013 million at December 31, 2003. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 3 of the consolidated financial statements.

Residential real estate lending is a highly competitive business. As of December 31, 2004, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	2004			2003
		Percent of			Percent of
	Amount	Portfolio	Yield	Amount	Portfolio	Yield

Fixed rate
Monthly payment	$26,500	29.73%	5.85%	$14,700	21.80%	6.56%
Biweekly payment	3,803	4.27	6.56	4,714	6.99	6.86

Adjustable rate
Monthly payment	58,781	65.94	5.20	47,888	71.02	5.46
Biweekly payment	55	.06	4.20	126	.19	4.00

Total	$89,139	100.00%	5.44%	$67,428	100.00%	5.79%

During 2004 and 2003, approximately $106 million and $217 million respectively of residential mortgages were sold into the secondary market. Horizon anticipates that the volume of mortgage loan activity will remain fairly constant in 2005. Overall mortgage activity is anticipated to decline, however as Horizon enters new markets, originations in these markets should offset the overall decline.

In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances and number of loans serviced for others totaled approximately $171,367,000 and 2,048 and $148,359,000 and 1,846 at December 31, 2004 and 2003.

The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2004 totaled approximately $1,332,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2004	2003	2002

Mortgage Servicing Rights
Balances, January 1	$1,429	$939	$892
Servicing rights capitalized	482	860	340
Amortization of servicing rights	(438)	(370)	(293)

	1,473	1,429	939
Impairment allowance	(141)	(296)	(407)

Balances, December 31	$1,332	$1,133	$532

Commercial Loans

Commercial loans totaled $203.966 million or 36.2% of total loans as of December 31, 2004, compared to $152.4 million or 34.0% as of December 31, 2003. An improving local economy, strong sales effort and the addition of experienced lenders fueled the commercial growth. The southwest Michigan market continued to have its strong growth pattern.

Commercial loans consisted of the following types of loans at December 31:

	2004			2003
			Percent of			Percent of
	Number	Amount	Portfolio	Number	Amount	Portfolio

SBA guaranteed loans	25	$6,110	3.00%	27	$6,617	4.34%
Municipal government	20	5,804	2.85	21	6,440	4.23
Lines of credit	304	31,480	15.43	218	30,208	19.83
Real estate and equipment term loans	634	160,572	78.72	421	109,097	71.60

Total	983	$203,966	100.00%	687	$152,362	100.00%

Consumer Loans

Consumer loans totaled $142.945 million or 25.3% of total loans as of December 31, 2004, compared to $101,872 million or 22.8% as of December 31, 2003. The total consumer loan portfolio increased 40.3% in 2004. The growth in consumer loans resulted from an increase in the number of automobile dealers from whom Horizon buys loans. Growth also came in home equity lines of credit through increased marketing and a more competitive product.

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

At December 31, 2004, the allowance for loan losses was $7.193 million or 1.28% of total loans outstanding, compared to $6.909 million or 1.54% at December 31, 2003. During 2004, the provision for loan losses totaled $990 thousand compared to $1.350 million in 2003. The allowance as a percent of total loans decreased due to strong credit quality and loan loss ratios which are better than those of Horizon’s peers. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2004.

Nonperforming Loans

Nonperforming loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning nonperforming loans to an earning asset basis. Nonperforming loans for the previous three years ending December 31 are as follows:

	2004	2003	2002
Nonperforming loans	$1,358	$1,882	$1,293

Nonperforming loans total 19% of the allowance for loan losses at December 31, 2004 compared to 27% and 21% of the allowance for loan losses on December 31, 2003 and 2002, respectively.

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

Other real estate owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

	2004	2003	2002

Other real estate owned	$276	$15	$0

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are superior to those required for deposited funds. Total deposits were $612.217 million at December 31, 2004 compared to $546.168 million at December 31, 2003 or an increase of 12.1%. Average deposits and rates by category for the pervious three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the Year
	Year Ended December 31			Ended December 31
	2004	2003	2002	2004	2003	2002

Noninterest-bearing demand deposits	$62,634	$56,763	$47,603
Interest-bearing demand deposits	104,909	90,614	87,544	.46%	.38%	.81%
Savings deposits	36,265	34,955	33,051	.20	.27	.69
Money market	123,013	90,494	61,294	1.27	1.33	2.36
Time deposits	266,201	237,676	207,169	3.22	3.55	4.10

Total deposits	$593,022	$510,502	$436,661

Horizon continually revises and enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets. These product changes caused the changes in the average balances and rates paid as displayed in the table above.

Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2004:

Due in three months or less	$34,439
Due after three months through six months	19,797
Due after six months through one year	12,186
Due after one year	37,200

Interest expense on time certificates of $100,000 or more was approximately $1.762 million, $1.757 million, and $1.231 million for 2004, 2003, and 2002, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2004, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

	Within One	One to three	Three to five	After five
	Year	Years	Years	Years
Deposits	$476,855	$101,656	$33,706
Long-term debt obligations (1)	8,140	38,809	15,411	$77,345
Subordinated debentures (2)				22,682

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See note 9 in Horizon’s Consolidated Financial Statements.

(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts I and II. See note 10 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
	Within one year	Greater than
	year	one year

Letters of credit	$528	$457
Unfunded loan commitments	91,372	39,344

Shareholder Value Plan

During 2001, Horizon initiated a Shareholder Value Plan. The Plan is a comprehensive strategic plan to broaden and improve the market for Horizon’s common stock with local community investors who have a long-term, personal interest in helping Horizon remain an independent community bank. It includes improved communications with shareholders and customers as well as efforts to improve the marketability of its common stock. During the fourth quarter of 2001, two important components of the Shareholder Value Plan were completed. These included a three for one stock split and the listing of Horizon’s stock on the NASDAQ SmallCap Market. Before this, Horizon’s stock was traded on the Bulletin Board. A dividend reinvestment plan was implemented in early 2002 and the quarterly per share dividend was increased to $.10 2/3 in the fourth quarter of 2002. In October of 2003 Horizon’s Board of Director’s declared a 3 for 2 stock split and in December of 2003 increased the dividend to $.12. In December of 2004 the Board of Director’s increased the quarterly dividend to $.13 per share. This is the third consecutive year for an increase in cash dividends.

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

The retirement plans of Horizon own approximately 17% of the outstanding shares at December 31, 2004.

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2004. Stockholders’ equity totaled $50.432 million as of December 31, 2004 compared to $46.223 million as of December 31, 2003. At year-end 2004, the ratio of stockholders’ equity to assets was 5.52% compared to 6.10% for 2003. Horizon’s capital increased during the year 2004 as a result of increased earnings, net of dividends declared, exercise of stock options and net of tax decrease in unrealized gain on securities available for sale and the amortization of unearned compensation. The percentage growth in assets was greater than the percentage growth in equity, causing the equity to asset ratio from 2003 to 2004 to decrease.

Horizon declared dividends in the amount of $.49 per share in 2004, and $.44 per share in 2003 and $.40 2/3 per share in 2002. These amounts have been adjusted for the three for two stock split declared in 2003. The dividend payout ratio (dividends as a percent of net income) was 21% during 2004, 19% during 2003, and 22% in 2002. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

In March of 2002, Horizon formed Horizon Statutory Trust I (Trust I), a statutory business trust. Trust I issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued subordinated debentures aggregating $12 million to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032 and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $362 thousand were capitalized and are being amortized to the first call date of the securities.

In October of 2004, Horizon formed Horizon Bancorp Capital Trust II (Trust II), a statutory business trust. Trust II issued $10 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $10 million to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034 and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and are being amortized to the first call date of the securities.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

The Bank purchases home mortgages from mortgage companies under warehouse agreements whereby the mortgage company has the right to repurchase the loan. Because these transactions are sales of the loans to the Bank and the Bank is the owner of the purchased loans, the Bank has historically treated these loans as home mortgage loans for call report and regulatory capital purposes. During the course of the routine, periodic examination by bank regulatory authorities commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than as home mortgage loans for call report purposes. If these mortgage loans were treated as other loans, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. The following table shows, for year-ends in 2004, 2003 and 2002 the amount of the Bank’s risk-based and Tier 1 capital ratios as reported and as they would be under this alternative treatment:

Horizon Bank and		Alternative	Minimum Required To
Horizon Bancorp as of:	Reported	Treatment	Be Well Capitalized

December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	13.95%	12.52%	N/A
Bank	13.62%	12.11%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	11.71%	10.51%	N/A
Bank	12.37%	10.97%	6.00%
Tier 1 Capital (to average assets)
Consolidated	7.37%	7.37%	N/A
Bank	7.78%	7.78%	5.00%

Horizon Bank and		Alternative	Minimum Required To
Horizon Bancorp as of:	Reported	Treatment	Be Well Capitalized

December 31, 2003
Total capital (to risk-weighted assets)
Consolidated	14.43%	12.06%	N/A
Bank	15.22%	13.15%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	13.19%	11.48%	N/A
Bank	13.97%	11.90%	6.00%
Tier 1 Capital (to average assets)
Consolidated	7.48%	7.48%	N/A
Bank	7.90%	7.90%	5.00%

December 31, 2002
Total capital (to risk-weighted assets)
Consolidated	13.37%	10.30%	N/A
Bank	13.55%	10.41%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	12.12%	9.17%	N/A
Bank	12.29%	9.27%	6.00%
Tier 1 Capital (to average assets)
Consolidated	7.13%	7.13%	N/A
Bank	7.20%	7.20%	5.00%

If the Bank is required to reclassify such loans, the Bank still meets the regulatory “well capitalized” standards for all of 2004, 2003 and 2002. Bank regulators have not issued a final opinion on this matter but management continues to believe that these loans are properly characterized for risk-based capital purposes. However there is no assurance that the regulators will concur with that determination. If required to treat mortgage warehouse loans as commercial loans, the Bank will consider increasing the amount of its capital through the issuance of subordinated debt, trust preferred securities or equity securities; or consider other alternatives.

As of December 31, 2004, management is not aware of any other recommendations by banking regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material effect on Horizon’s liquidity, capital resources, or operations.

Results of Operations

Net Income

Consolidated net income was $6.935 million or $2.22 per diluted share in 2004, $6.534 million or $2.10 per share in 2003 and $5.499 million or $1.83 per share in 2002. All per share information has been adjusted for the three for two stock split declared October 21, 2003.

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

	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-bearing assets
Loans — total (1) (3)	$514,916	$33,386	6.48%	$512,441	$34,527	6.74%	$478,311	$35,168	7.35%
Taxable investment securities, including FRB and FHLB stock	192,419	7,211	3.75	122,521	4,743	3.87	82,441	4,645	5.63
Nontaxable investment securities (2)	52,722	2,264	4.29	47,299	2,038	4.31	27,327	1,236	4.52
Interest-bearing balances and money market investments (4)	4,924	69	1.40	4,576	57	1.25	881	47	5.33
Federal funds sold	4,560	58	1.28	18,590	196	1.05	9,644	185	1.92

Total interest-earning assets	769,541	42,988	5.59	704,427	41,543	5.90	598,604	41,281	6.90

Noninterest-earning assets
Cash and due from banks	16,822			18,911			20,731
Allowance for loan losses	(6,985)			(6,581)			(5,708)
Other assets	39,547			24,933			24,900

Total assets	$818,925			$741,690			$638,527

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Savings deposits	$36,265	74	.20	$34,955	95	.27	$33,051	230	.69
Money market	123,013	1,558	1.27	90,494	1,204	1.38	61,294	1,444	2.36
Interest-bearing demand deposits	104,909	482	.46	90,614	347	.38	87,544	709	.81
Time deposits	266,200	8,579	3.22	237,676	8,444	3.55	207,169	8,483	4.10
Short-term borrowings	37,205	600	1.61	34,110	388	1.14	22,915	353	1.54
Long-term debt	135,362	6,273	4.63	147,417	6,932	4.70	135,096	6,909	5.12

Total interest-bearing liabilities	702,954	17,566	2.50	635,266	17,410	2.74	547,069	18,128	3.31

Noninterest-bearing liabilities
Demand deposits	62,634			56,763			47,603
Other liabilities	5,013			5,049			5,169
Stockholders’ equity	48,324			44,612			38,686

Total liabilities and stockholders’ equity	$818,925			$741,690			$638,527

Net interest income		$25,422			$24,151			$23,153

Net interest income as a percent of interest earning assets			3.31%			3.43%			3.87%

(1)	Nonaccruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(2)	Yields are not presented on a tax-equivalent basis.

(3)	Loan fees and late fees included in interest on loans aggregated $3,129,000, $3,771,000 and $2,654,000 in 2004, 2003 and 2002 respectively.

(4)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2004.

	2004 – 2003			2003 – 2002
	Increase/(Decrease)			Increase/(Decrease)
		Change	Change		Change	Change
	Total	Due to	Due to	Total	Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Loans — total	$(1,141)	$166	$(1,307)	$(641)	$2,413	$(3,054)
Taxable investment securities	2,486	2,627	(141)	96	1,824	(1,728)
Nontaxable investment securities	226	233	(7)	802	863	(61)
Interest-bearing balances and money market investments	12	5	7	10	69	(59)
Federal funds sold	(138)	(173)	35	11	120	(109)

Total interest income	1,445	2,858	(1,413)	278	5,289	(5,011)

Interest Expense
Savings deposits	(21)	3	(24)	(135)	13	(148)
Money market	354	414	(60)	(240)	531	(771)
Interest-bearing demand deposits	135	60	75	(362)	24	(386)
Time deposits	135	960	(825)	(39)	1,162	(1,201)
Short-term borrowings	212	38	174	35	143	(108)
Long-term debt	(641)	(564)	(77)	21	599	(578)

Total interest expense	174	911	(737)	(720)	2,472	(3,192)

Net Interest Earnings	$1,271	$1,947	$(676)	$998	$2817	$(1,819)

Horizon’s average earning assets were $769.100 million in 2004 compared to $704.055 million in 2003 and $598.317 million in 2002. The net interest margin for 2004 was 3.31% compared to 3.43% and 3.87% in 2003 and 2002, respectively. Short term interest began to increase in the third quarter of 2004. The years 2003 and 2002 saw a relatively stable rate environment.

Horizon continued to experience lower loan yields as new loans and loan renewals came on at lower rates than those maturing or paying off. Average loans outstanding during 2004 showed only modest growth from 2003, however, the mix of the loan portfolio showed significant change as shown in the following table.

	2004	2003	2002

Commercial loans	$174,391	$126,315	$104,878
Mortgage warehouse loans	134,063	225,880	205,787
Real estate loans	85,314	70,386	85,942
Installment loans	121,148	89,860	81,704

Total average loans outstanding	$514,916	$512,441	$478,311

Average commercial loans grew over 38% and consumer loans increased by over 34%. An improving local economy, strong sales effort and the addition of experienced lenders fueled the commercial growth. The southwest Michigan market, in which Horizon opened its first branch in the second quarter of 2003, continued to have a strong growth pattern. Average consumer loans grew as a result of additional home equity lending in all markets and expansion of indirect lending into southwest Michigan and north central Indiana. Residential mortgage refinance activity slowed throughout the country causing a decline in average mortgage warehouse loans outstanding of over 40%.

To keep the Bank’s regulatory capital leveraged, the average investment portfolio was increased by 44%. The increase in this category of earning assets caused a decline in the net interest margin as investment securities carry lower yields than loans. While reducing the net interest margin, it did have a positive impact on net income and earnings per share.

Throughout 2004 Horizon held deposit rates fairly level. Short term deposit rates were increased late in the year, however, this had little impact on the entire year. The overall cost of time deposits decreased as maturing certificates of deposit renewed at lower rates.

The increase in net interest income during 2004 and 2003 is primarily the result of increased earning assets, particularly mortgage warehouse loans in 2003 and investment securities in 2004, and partially offset by declining net interest margins.

Noninterest Income

The major components of noninterest income consist of service charges on deposit accounts, gain on sale of loans and fiduciary fees. Service charges on deposit accounts are based upon: a) recovery of direct operating expenses associated with providing the service, b) allowing for a profit margin that provides an adequate return on assets and stockholders’ equity, and c) competitive factors within the Bank’s markets. Service charges on deposits were $3.088 million, $3.161 million and $2.948 million, for 2004, 2003 and 2002, respectively.

Gain on sale of loans was $2.126 million for 2004 compared to $3.843 million in 2003 and $3.152 million for 2002. In 2003 and 2002 Horizon sold approximately 85% of its residential mortgage loan production to the secondary market. However, in 2004 this percentage dropped to around 60% as more customers took adjustable rate mortgages which are held in the Bank’s permanent portfolio of real estate loans. During 2004 Horizon sold $106 million of current production of residential mortgage loans into the secondary market compared to $185 million in 2003 and $132 million in 2002. The 2004 gain includes approximately $394 thousand from the sale of portfolio loans while the 2002 gain amount includes approximately $357 thousand gain on the sale of portfolio loans. The 2002 amount also includes approximately $381 thousand of gain on the sale of credit card loans. Portfolio mortgage loans were sold to reduce the interest rate risk related to long-term fixed rate assets and to provide funding for the growth in other loan areas. The credit card loans were sold to reduce the credit risk, eliminate the inefficiencies related to managing a small portfolio and to provide funding for other loan categories. Horizon anticipates that the volume of mortgage loan activity will remain fairly constant in 2005. Overall mortgage activity is anticipated to decline, however, as Horizon enters new markets, originations in these markets should offset the overall decline.

Fiduciary fees were $2.694 million in 2004 compared to $2.411 million in 2003 and $2.348 million in 2002. The fluctuations are primarily due to changes in the market value of assets under administration and an increase in one time estate fees.

The increase in other income in 2004 over 2003 relates primarily to the increase in cash surrender value of bank owned life insurance taken out in early January of 2004. The increase in 2003 over 2002 resulted from increases in wire transfer fees charged primarily to mortgage warehouse customers and fees collected on sub-prime loans originated by Horizon, but funded by third parties.

Noninterest Expense

Noninterest expense totaled $25.672 million in 2004 compared to $24.771 million in 2003 and $23.403 million in 2002.

Salaries and benefits increased 5.9% during 2004 compared to an increase of 9.4% during 2003. The increase for 2004 related to the cost of expansion into new markets partially offset by declines in incentive compensation and commissions paid to mortgage originators. The increase for 2003 was caused primarily by increases in incentive compensation due to company performance and commissions paid to mortgage originators.

Total other expenses, excluding salaries and benefits, increased .76% in 2004 and 1.61% in 2003. During 2004 Horizon reviewed all areas of noninterest expense and developed annual reductions of over $350 thousand. The more significant reductions included revisions to services provided by third parties, a change in check clearing vendors and real estate and personal property tax revisions.

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

Income Taxes

Income tax expense, before cumulative effect of change in accounting for goodwill, totaled $2.494 million in 2004, $2.636 million in 2003 and $2.778 million in 2002. The effective tax rate was 26.45%, 28.75%, and 33.14% for 2004, 2003, and 2002, respectively. The declines in the effective tax rate are caused by increased tax exempt income from bank owned life insurance and tax exempt investment income.

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At December 31, 2004, Horizon has available approximately $158.733 million in available credit from various money center banks, including the FHLB. During 2004, cash flows were generated primarily from an increase in deposits of $66.0 million and an increase in borrowed funds of $86.1 million. Cash flows were used for a $116.0 million increase in loans and a 65.6 million increase in investment securities. The net cash and cash equivalent position decreased by $27.2 million during 2004.

Interest Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or maturing in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. At December 31, 2004, the amount of assets that reprice within one year were approximately 109% of the amount of liabilities that reprice within the same time period. This compares to 122% at December 31, 2003.

	Rate Sensitivity
		> 3	> 6
		Months	Months	Greater
	3 Months	and < 6	and < 1	Than 1
	or Less	Months	Year	Year	Total

Loans	$261,058	$43,916	$93,230	$169,674	$567,878
Federal funds sold
Interest-bearing balances with Banks	985				985
Investment securities and FRB and FHLB stock	32,328	13,121	21,896	225,216	292,561
Other assets	12,683			39,725	52,407

Total assets	$307,053	$57,037	$115,126	$434,615	$913,831

	Rate Sensitivity
		> 3	> 6
		Months	Months	Greater
	3 Months	and < 6	and < 1	Than 1
	or Less	Months	Year	Year	Total

Noninterest-bearing deposits	$4,801	$4,801	$9,601	$38,812	$58,015
Interest-bearing deposits	129,647	83,914	81,301	259,340	554,202
Borrowed funds	93,110	18,801	12,223	120,534	244,668
Other liabilities				6,514	6,514
Stockholders’ equity				50,432	50,432

Total liabilities and stockholders’ equity	$227,558	$107,516	$103,125	$475,632	$913,831

GAP	$79,495	$(50,479)	$12,001	$(41,017)

Cumulative GAP	$79,495	$29,016	$41,017

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

The table, which follows, provides information about Horizon’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

Horizon had no derivative financial instruments or trading portfolio as of December 31, 2004.

Quantitative Disclosure of Market Risk

						2010 and		Fair Value
	2005	2006	2007	2008	2009	Beyond	Total	12/31/04

Rate-sensitive assets
Fixed interest rate loans	$61,729	$47,593	$36,983	$24,945	$12,305	$31,870	$215,425	$212,291
Average interest rate	6.40%	6.35%	6.19%	6.12%	6.36%	6.24%	6.29%

Variable interest rate loans	336,475	1,352	2,395	1,355	4,169	6,707	352,453	354,165
Average interest rate	5.95%	6.07%	5.78%	6.55%	6.34%	6.19%	5.89%

Total loans	398,204	48,945	39,378	26,300	16,474	38,577	567,878	566,874
Average interest rate	6.02%	6.34%	6.16%	6.14%	6.35%	6.23%	6.04%

Securities, including FRB and FHLB stock	67,345	42,397	34,558	30,045	15,478	102,738	292,561	292,561
Average interest rate	4.319%	4.19%	3.49%	3.73%	4.50%	4.59%	4.25%

Other interest-bearing assets	12,985						12,985	12,985
Average interest rate	4.11%						4.11%

Total earnings assets	478,535	91,342	73,936	56,345	31,952	141,597	873,389	872,420
Average interest rate	5.73%	5.34%	4.91%	4.85%	5.45%	5.03%	6.04%

Rate-sensitive liabilities

Noninterest-bearing deposits	$19,203	$11,784	$8,206	$5,715	$3,980	$9,127	$58,015	$58,015
NOW accounts	45,196	10,673	11,916	12,834	10,608	22,624	113,851	104,520
Average interest rate	.60%	.53%	.53%	.53%	.53%	.53%	.56%
Savings and money market accounts	84,656	33,886	24,347	4,689	3,693	6,883	158,154	151,349
Average interest rate	1.12%	1.12%	1.06%	.20%	.20%	.20%	1.04%
Certificates of deposit	165,010	21,114	76,860	16,631	2,582		282,197	283,576
Average interest rate	2.60%	3.21%	4.17%	3.61%	3.45%		3.14%
Total deposits	314,065	77,457	121,329	39,869	20,863	38,634	612,217	597,460
Average interest rate	1.75%	1.43%	2.91%	1.70%	.73%	.34%	1.78%
Fixed interest rate borrowings	24,171	16,440	19,729	2,269	81,159	937	144,705	149,893
Average interest rate	2.92%	3.92%	4.08%	3.76%	5.39%	4.94%	4.44%
Variable interest rate borrowings	99,963						99,963	100,011
Average interest rate	3.35%						3.35%

Total funds	438,199	93,897	141,058	42,138	102,022	39,571	856,933	847,364
Average interest rate	2.21%	1.87%	3.07%	1.81%	4.44%	1.90%	2.47%

New Accounting Pronouncements

Statements of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (Revised 2004)

SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for Horizon on July 1, 2005. Horizon will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to Horizon, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to nonvested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, Horizon does not expect the additional compensation costs to be material as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Financial Accounting Standards Board Interpretations (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)

FIN 46, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

Horizon adopted FIN 46 in connection with its consolidated financial statements for the quarter ended March 31, 2004. The implementation of FIN 46 required Horizon to de-consolidate its investment in Horizon Statutory Trust I because Horizon is not the primary beneficiary. All prior financial statements have been restated to reflect this de-consolidation. There was no impact on shareholders’ equity, income from continuing operations or net income.

Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Horizon began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments

SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on Horizon’s financial statements.

American Institute of Certified Public Accountants Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer

SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired in a transfer by Horizon beginning January 1, 2005. Horizon is evaluating the impact of this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Horizon Bancorp

Consolidated Financial Statements

Horizon Bancorp and Subsidiaries

Consolidated Balance Sheets
(Dollar Amounts in Thousands)
(All Share and Per Share Amounts Have Been Adjusted for a 3-for-2 Stock Split Declared October 21, 2003)

December 31	2004	2003

Assets
Cash and due from banks	$18,253	$28,434
Interest-bearing demand deposits	1	30
Federal funds sold		17,000

Cash and cash equivalents	18,254	45,464
Interest-bearing deposits	985	9,135
Investment securities, available for sale	281,282	215,695
Loans held for sale	3,836	8,213
Loans, net of allowance for loan losses of $7,193 and $6,909	556,849	440,809
Premises and equipment	17,561	16,460
Federal Reserve and Federal Home Loan Bank stock	11,279	10,853
Interest receivable	4,688	3,769
Other assets	19,097	7,045

Total assets	$913,831	$757,443

Liabilities
Deposits
Noninterest bearing	$58,015	$71,157
Interest bearing	554,202	475,011

Total deposits	612,217	546,168
Short-term borrowings	82,281	20,241
Long-term borrowings	139,705	125,972
Subordinated debentures	22,682	12,372
Interest payable	1,024	751
Other liabilities	5,490	5,716

Total liabilities	863,399	711,220

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 4,778,608 and 4,684,095 shares	1,062	1,041
Additional paid-in capital	22,729	20,994
Retained earnings	43,092	37,638
Restricted stock, unearned compensation	(972)
Accumulated other comprehensive income	894	2,075
Less treasury stock, at cost, 1,732,486 and 1,698,881 shares	(16,373)	(15,525)

Total stockholders’ equity	50,432	46,223

Total liabilities and stockholders’ equity	$913,831	$757,443

See notes to consolidated financial statements

Horizon Bancorp

Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)
(All Share and Per Share Amounts Have Been Adjusted for a 3-for-2 Stock Split Declared October 21, 2003)

Years Ended December 31	2004	2003	2002

Interest Income
Loans receivable	$33,386	$34,527	$35,168
Investment securities
Taxable	7,338	4,996	4,877
Tax exempt	2,264	2,038	1,236

Total interest income	42,988	41,561	41,281

Interest Expense
Deposits	10,693	10,090	11,089
Federal funds purchased and short-term borrowings	600	388	650
Long-term borrowings	5,554	6,329	5,855
Subordinated debentures	719	603	534

Total interest expense	17,566	17,410	18,128

Net Interest Income	25,422	24,151	23,153
Provision for loan losses	990	1,350	1,625

Net Interest Income After Provision for Loan Losses	24,432	22,801	21,528

Other Income
Service charges on deposit accounts	3,088	3,161	2,948
Wire-transfer fee income	522	752	757
Fiduciary activities	2,694	2,411	2,348
Commission income from insurance agency	254	246	653
Gain on sale of loans	2,126	3,843	3,152
Loss on sale of securities		(510)
Other income	1,985	1,237	391

Total other income	10,669	11,140	10,249

Other Expenses
Salaries and employee benefits	14,767	13,948	12,752
Net occupancy expenses	1,832	1,827	1,652
Data processing and equipment expenses	1,997	2,068	2,177
Other expenses	7,076	6,928	6,822

Total other expenses	25,672	24,771	23,403

Income Before Income Tax and Cumulative Effect of Change in Accounting for Goodwill	9,429	9,170	8,374
Income tax expense	2,494	2,636	2,778

Income Before Cumulative Effect of Change in Accounting for Goodwill	6,935	6,534	5,596

Cumulative Effect of a Change in Accounting for Goodwill (Net of Income Taxes of $63)			97

Net Income	$6,935	$6,534	$5,499

Basic Earnings Per Share
Before cumulative effect of a change in accounting for goodwill	$2.32	$2.19	$1.88
Cumulative effect of a change in accounting for goodwill			(.03)

	$2.32	$2.19	$1.85

Diluted Earnings Per Share
Before cumulative effect of a change in accounting for goodwill	$2.22	$2.10	$1.86
Cumulative effect of a change in accounting for goodwill			(.03)

	$2.22	$2.10	$1.83

See notes to consolidated financial statements.

Horizon Bancorp

Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands)
(All Share and Per Share Amounts Have Been Adjusted for a 3-for-2 Stock Split Declared October 21, 2003)

					Restricted	Accumulated
		Additional			Stock,	Other
	Common	Paid-in	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Income	Earnings	Compensation	Income	Stock	Total

Balances, January 1, 2002	1,038	$20,808		$28,130		$430	$(15,463)	$34,943
Net income			$5,499	5,499				5,499
Other comprehensive income, net of tax, unrealized gains on securities			2,241			2,241		2,241

Comprehensive income			$7,740

Cash dividends ($.41 per share)				(1,211)				(1,211)
Purchase of 4,500 shares of treasury stock							(62)	(62)

Balances, December 31, 2002	1,038	20,808		32,418		2,671	(15,525)	41,410
Net income			$6,534	6,534				6,534
Other comprehensive loss, net of tax, unrealized losses on securities, net of reclassification adjustment			(596)			(596)		(596)

Comprehensive income			$5,938

Cash dividends ($.44 per share)				(1,311)				(1,311)
Exercise of stock options	3	155						158
Tax benefit related to stock options		31						31
Fractional share payment due to stock split				(3)				(3)

Balances, December 31, 2003	1,041	20,994		37,638		2,075	(15,525)	46,223
Net income			$6,935	6,935				6,935
Other comprehensive loss, net of tax, unrealized losses on securities			(1,181)			(1,181)		(1,181)

Comprehensive income			$5,754

Cash dividends ($.49 per share)				(1,481)				(1,481)
Exercise of stock options	11	434						445
Tax benefit related to stock options		251						251
Purchase treasury stock							(848)	(848)
Issuance of restricted stock	10	1,050			$(1,060)
Amortization of unearned compensation					88			88

Balances, December 31, 2004	$1,062	$22,729		$43,092	$(972)	$894	$(16,373)	$50,432

See notes to consolidated financial statements.

Horizon Bancorp

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

Years Ended December 31	2004	2003	2002

Operating Activities
Net income	$6,935	$6,534	$5,499
Items not requiring (providing) cash
Provision for loan losses	990	1,350	1,625
Depreciation and amortization	1,606	1,524	1,444
Premium amortization on securities available for sale	582	872	124
Goodwill impairment			874
Mortgage servicing rights impairment (recovery)	(155)	(111)	407
Deferred income tax	(458)	(525)	(703)
Loss on sales of securities available for sale		510
Gain on sale of loans	(2,126)	(3,843)	(3,152)
Proceeds from sales of loans	114,499	222,975	166,834
Loans originated for sale	(107,996)	(214,725)	(169,486)
Deferred loan fees	34	1	(6)
Unearned income	(372)	(353)	(618)
Gain on sale of other real estate owned	(17)	(64)	(180)
(Gain) loss on sale of premises and equipment	11	(24)	(137)
Federal Home Loan Bank stock dividends	(458)	(325)
Increase in cash surrender value of life insurance	(544)
Net change in
Interest receivable	(919)	(259)	(301)
Interest payable	273	(106)	92
Other assets	2,321	(1,096)	475
Other liabilities	(226)	633	82

Net cash provided by operating activities	13,980	12,968	2,873

Investing Activities
Net change in interest-bearing deposits	8,150	(8,814)	(74)
Purchases of securities available for sale	(171,180)	(214,133)	(75,323)
Proceeds from maturities, calls and principal repayments of securities available for sale	103,227	69,693	36,482
Proceeds from sales of securities available for sale		35,899
Purchase of Federal Reserve and Federal Home Loan Bank stock		(2,199)	(1,591)
Net change in loans	(117,492)	87,443	(70,182)
Proceeds from sale of fixed assets	51	31	585
Recoveries on loans previously charged-off	359	288	417
Proceeds from sale of other real estate owned	165	330	1,095
Purchases of premises and equipment	(2,659)	(2,210)	(1,489)
Purchase of trust preferred securities	(310)		(372)
Purchase of bank owned life insurance	(12,000)

Net cash used in investing activities	(191,689)	(33,672)	(110,452)

See notes to consolidated financial statements

Horizon Bancorp

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Continued)

Years Ended December 31	2004	2003	2002

Financing Activities
Net change in
Deposits	$66,049	$56,909	$69,660
Short-term borrowings	62,040	(4,168)	2,065
Proceeds from long-term borrowings	89,850	148,038	161,848
Repayment of long-term borrowings	(76,117)	(169,178)	(120,029)
Proceeds from issuance of trust preferred securities	10,310		12,372
Dividends paid	(1,481)	(1,311)	(1,211)
Fractional share payment due to stock split		(3)
Issuance of stock	696	189
Purchase of treasury stock	(848)		(62)

Net cash provided by financing activities	150,499	30,476	124,643

Net Change in Cash and Cash Equivalents	(27,210)	9,772	17,064

Cash and Cash Equivalents, Beginning of Year	45,464	35,692	18,628

Cash and Cash Equivalents, End of Year	$18,254	$45,464	$35,692

Additional Cash Flows Information
Interest paid	$17,293	$17,516	$18,036
Income tax paid	1,072	3,780	3,860

See notes to consolidated financial statements.

Horizon Bancorp

Notes to Consolidated Financial Statements

(Table Dollar Amounts in Thousands)

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp (Horizon) and its wholly owned subsidiaries, Horizon Bank, N.A. (Bank) and HBC Insurance Group, Inc. (Insurance Company) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking. The Bank has two wholly owned subsidiaries: Horizon Trust & Investment Management, Inc. (HTIM) and Horizon Investments, Inc. (Investment company). HTIM offers corporate and individual trust and agency services and investment management services. Horizon Investments, Inc. manages the investment portfolio of the Bank. The Bank maintains four full service facilities in LaPorte County, three full service facilities in Porter County, Indiana and two full service facilities in Berrien County, Michigan. The Bank also maintains loan production offices in Elkhart, Lake and St. Joseph Counties of Indiana. The Bank also wholly owned Horizon Insurance Services, Inc. (Insurance Agency) which offered a full line of personal insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and was liquidated during 2004. Horizon conducts no business except that incident to its ownership of the subsidiaries.

Horizon formed Horizon Statutory Trust I in 2002 and Horizon Bancorp Capital Trust II in 2004 for the purpose of participating in Pooled Trust Preferred Stock offerings. See Note 9 for further discussion regarding these previously consolidated entities that are now reported separately.

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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Interest and Fees on Loans — Interest on commercial, mortgage and installment loans is recognized over the term of the loans based on the principal amount outstanding. When principal or interest is past due 90 days or more, and the loan is not well secured or in the process of collection, or when serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment.

Concentrations of Credit Risk — The Bank grants commercial, real estate and consumer loans to customers located primarily in LaPorte County and portions of Porter County in Northwest Indiana and Berrien County, Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 36% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. Real estate loans make up approximately 16% of the loan portfolio and are secured by both commercial and residential real estate. Installment loans make up approximately 25% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 23% of the loan portfolio and are secured by residential real estate.

Mortgage Warehouse Loans — Horizon purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. Horizon held loans that were purchased under agreements to resell from 28 approved mortgage companies at December 31, 2004. Horizon purchases such loans from mortgage companies, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. As a result, no gains and losses are recorded at the resale of loans. Horizon records interest and fee income on the loans during the funding period. Horizon uses the stated interest rate in the agreement with each mortgage company for interest income recognition, and not the interest rates on the individual loans. Horizon does not retain servicing of the loans when they are resold. Loans consist of purchase money and refinance mortgage loans and are generally held no more than 90 days by Horizon and are typically resold within 30 days.

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

Loan Impairment — When analysis determines a borrower’s operating results and financial condition are not adequate to meet debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally placed on nonaccrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due.

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

Premises and Equipment — Buildings and major improvements are capitalized and depreciated using primarily the straight-line method with useful lives ranging from 3 to 40 years. Furniture and equipment are capitalized and depreciated using primarily the straight-line method with useful lives ranging from 2 to 20 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

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

Goodwill — Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

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

Earnings per Common Share and Dividends Declared per Common Share — Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 2,993,696 for 2004, 2,978,161 for 2003 and 2,975,394 for 2002. The number of shares used in the computation of diluted earnings per share is 3,123,325 for 2004, 3,108,178 for 2003 and 3,003,381 for 2002.

Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. Total stockholder’s equity for the Bank at December 31, 2004, was $70.447 million of which $62.685 million was restricted from dividend distribution to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and short-term borrowings.

Stock Split - On October 21, 2003, the Board of Directors of Horizon declared a 3-for-2 stock split. All share and per share amounts have been adjusted to give effect for this stock split.

Stock Options - At December 31, 2004, Horizon has stock option plans which are described more fully in Note 18. Horizon accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to the option plans is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation cost related to restricted stock awards is reflected in net income. The following table illustrates the effect on net income and earnings per share if Horizon had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plans compensation.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Years Ended December 31	2004	2003	2002

Net income, as reported	$6,935	$6,534	$5,499
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(127)	(79)	(4)

Pro forma net income	$6,808	$6,455	$5,495

Earnings per share:
Basic – as reported	$2.32	$2.19	$1.85
Basic – pro forma	$2.27	$2.17	$1.85
Diluted – as reported	$2.22	$2.10	$1.83
Diluted – pro forma	$2.18	$2.08	$1.83

Reclassifications — Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to be comparable to 2004. These reclassifications had no effect on net income.

Note 2 — Investment Securities

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$86,348	$12	$(734)	$85,626
State and municipal	54,881	2,493	(47)	57,327
Federal agency collateralized mortgage obligations	13,380	14	(56)	13,338
Federal agency mortgage backed pools	124,666	639	(997)	124,308
Corporate notes	632	51		683

Total investment securities	$279,907	$3,209	$(1,834)	$281,282

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$66,945	$196	$(369)	$66,772
State and municipal	57,799	2,482	(51)	60,230
Federal agency collateralized mortgage obligations	14,354	176	(42)	14,488
Federal agency mortgage backed pools	72,806	747	(7)	73,546
Corporate notes	600	59		659

Total investment securities	$212,504	$3,660	$(469)	$215,695

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Within one year	$1,213	$1,235
One to five years	80,368	79,865
Five to ten years	18,354	18,614
After ten years	41,926	43,922

	141,861	143,636
Federal agency collateralized mortgage obligations	13,380	13,338
Federal agency mortgage backed pools	124,666	124,308

Totals	$279,907	$281,282

Securities with a carrying value of $73,044,000 and $39,184,000 were pledged at December 31, 2004 and 2003, to secure certain public and trust deposits and securities sold under agreements to repurchase.

Proceeds from sales of securities available for sale during 2003 were $35,899,000. Gross gains of $140,000 and gross losses of $650,000 were recognized on these sales in 2003. There were no sales of securities available for sale during 2004 and 2002.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004 and 2003, was $165,500,000 and $36,519,000, respectively, which is approximately 59% and 17% of Horizon’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

2004
U. S. Treasury and Federal agencies	$60,872	$425	$10,691	$309	$71,563	$734
State and municipal	2,791	10	869	37	3,660	47
Federal agency collateralized mortgage obligations	8,154	56			8,154	56
Federal agency mortgage backed pools	73,026	854	9,097	143	82,123	997

Total temporarily impaired securities	$144,843	$1,345	$20,657	$489	$165,500	$1,834

	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

2003
U. S. Treasury and federal agencies	$20,631	$369	$0	$0	$20,631	$369
State and municipal	5,445	51			5,445	51
Federal agency collateralized mortgage obligations	5,478	42			5,478	42
Federal agency mortgage backed pools	4,965	7			4,965	7

Total temporarily impaired securities	$36,519	$469	$0	$0	$36,519	$469

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 3 — Loans and Allowance

December 31	2004	2003

Commercial loans	$203,966	$152,362
Mortgage warehouse loans	127,992	126,056
Real estate loans	89,139	67,428
Installment loans	142,945	101,872

	564,042	447,718
Allowance for loan losses	(7,193)	(6,909)

Total loans	$556,849	$440,809

December 31	2004	2003	2002

Allowance for loan losses
Balances, January 1	$6,909	$6,255	$5,410
Provision for losses	990	1,350	1,625
Recoveries on loans	359	288	417
Loans charged off	(1,065)	(984)	(1,197)

Balances, December 31	$7,193	$6,909	$6,255

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $427,499 and $314,621 at December 31, 2004 and 2003, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses, totaled $65,000 and $61,742 at December 31, 2004 and 2003, respectively. The average balance of impaired loans during 2004 was $291,501 and $320,925 during 2003. There was $21,787 and $900 of interest income recorded and received during 2004 and 2003 on impaired loans.

At December 31, 2004, there were no loans past due more than 90 days and still accruing interest. At December 31 2003, loans past due more than 90 days and still accruing interest totaled approximately $176,000.

Loans on which the recognition of interest has been discontinued or reduced totaled approximately $1,358,000, $1,707,000 and $1,217,000 at December 31, 2004, 2003 and 2002. Interest income not recognized on these loans totaled approximately $88,270, $118,000 and $122,000 in 2004, 2003 and 2002.

Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $5,393,321 and $5,731,000, as of December 31, 2004 and 2003. During 2004, new loans or advances were $1,523,000 and loan payments were $1,861,000.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 4 — Premises and Equipment

December 31	2004	2003

Land	$3,814	$3,517
Buildings and improvements	19,283	17,921
Furniture and equipment	8,380	8,144

Total cost	31,477	29,582
Accumulated depreciation	(13,916)	(13,122)

Net	$17,561	$16,460

Note 5 — Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $171,367,000 and $148,359,000 at December 31, 2004 and 2003.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2004, totaled approximately $1,332,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2004	2003	2002

Mortgage Servicing Rights
Balances, January 1	$1,429	$939	$892
Servicing rights capitalized	482	860	340
Amortization of servicing rights	(438)	(370)	(293)

	1,473	1,429	939
Impairment allowance	(141)	(296)	(407)

Balances, December 31	$1,332	$1,133	$532

During 2004, the Bank recorded a gross recovery of the impairment allowance totaling approximately $155,000.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 6 — Deposits

December 31	2004	2003

Noninterest-bearing demand deposits	$58,015	$71,157
Interest-bearing demand deposits	113,859	92,284
Money market (variable rate)	123,092	94,174
Savings deposits	35,062	34,403
Certificates of deposit of $100,000 or more	103,622	78,593
Other certificates and time deposits	178,567	175,557

Total deposits	$612,217	$546,168

Certificates and other time deposits maturing in years ending December 31 are as follows:

2005	$146,827
2006	19,158
2007	82,498
2008	28,225
2009	5,481

$282,189

Note 7 — Short-Term Borrowings

December 31	2004	2003

Federal funds purchased	$24,600
Federal Home Loan Bank advances	30,000
Securities sold under agreements to repurchase	27,681	$15,241
Notes payable, unsecured		5,000

Total short-term borrowings	$82,281	$20,241

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U. S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2004 and 2003 totaled $55,372,000 and $46,353,000 and the daily average of such agreements totaled $26,430,000 and $28,257,000. The agreements at December 31, 2004, mature at various dates through October 27, 2009. Agreements with a maturity of one year or less are included in short-term borrowings, while those with a maturity of more than one year are included in long-term debt.

The Bank has various adjustable rate short-term advances with the Federal Home Loan Bank due at various dates through June 2005. Interest is payable monthly and the advances are secured by first and second mortgages which are more fully described in the following footnote.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Horizon has an unsecured $5,000,000 line of credit, none of which was outstanding at December 31, 2004. The line of credit is from an unrelated financial institution with interest payable quarterly at a rate indexed to LIBOR. The note matures within one year.

At December 31, 2004, the Bank has available approximately $158,733,000 in credit lines with various money center banks, including the FHLB.

Note 8 — Long-Term Debt

December 31	2004	2003

Federal Home Loan Bank advances, variable and fixed rates ranging from 2.86% to 7.53%, due at various dates through November 15, 2024	$113,705	$125,972

Securities sold under repurchase agreements, fixed rate, due at various dates through October 25, 2009	26,000

Total long-term debt	$139,705	$125,972

The Federal Home Loan Bank advances are secured by first and second mortgage loans totaling approximately $330,840,000. Advances are subject to restrictions or penalties in the event of prepayment.

Contractual maturities in years ending December 31
2005	$8,140
2006	15,649
2007	23,160
2008	5,286
2009	10,125
Thereafter	77,345

$139,705

Note 9 — Subordinated Debentures

In March of 2002, Horizon formed Horizon Statutory Trust I (Trust I), a statutory business trust. Trust I issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $12 million to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $362,000 were capitalized and are being amortized to the first call date of the securities.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

In October of 2004, Horizon formed Horizon Bancorp Capital Trust II (Trust II), a statutory business trust. Trust II issued $10 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $10 million to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and are being amortized to the first call date of the securities.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Note 10 — Employee Stock Bonus Plan

Horizon maintains an employee stock bonus plan (Stock Bonus Plan) that covers substantially all employees. The Stock Bonus Plan is noncontributory and Horizon may make discretionary matching contributions and regular contributions. Prior to the establishment of the Stock Bonus Plan, Horizon maintained an employee stock ownership plan. The retirement plans of Horizon own approximately 16.7% of the outstanding shares.

Total cash contributions and expense recorded during the each of the years 2004, 2003 and 2002 for the Stock Bonus Plan were $250,000.

Note 11 — Employee Thrift Plan

The Employee Thrift Plan (Plan) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s expense related to the thrift plan totaled $300,000 for each of the years 2004 and 2003, and $264,000 for 2002.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 12 — Other Expenses

Years Ended December 31	2004	2003	2002

Supplies and printing	$403	$365	$339
Advertising	790	731	670
Communication	700	630	644
Professional fees	1,219	1,229	1,096
Training	70	95	115
Outside services and consultants	978	1,114	944
Loan expenses	1,154	1,092	755
Goodwill impairment			714
Directors fees	274	224	177
Insurance expense	376	340	316
Other	1,112	1,108	1,052

Total other expenses	$7,076	$6,928	$6,822

Note 13 — Income Tax

Years Ended December 31	2004	2003	2002

Income tax expense
Currently payable
Federal	$2,445	$2,673	$2,953
State	507	488	528
Deferred	(458)	(525)	(703)

Total income tax expense	$2,494	$2,636	$2,778

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$3,206	$3,114	$2,847
Tax exempt interest	(882)	(804)	(534)
Tax exempt income	(185)	(13)	(12)
Nondeductible and other	20	17	129
Effect of state income taxes	335	322	348

Actual tax expense	$2,494	$2,636	$2,778

The tax benefit applicable to securities losses for 2003 was $152,951. There were no security sales in 2004 and 2002.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31	2004	2003

Assets
Allowance for loan losses	$3,057	$2,936
Accrued operating expenses	158	214
Loan fees	56	42
Director and employee benefits	675	663

Total assets	3,946	3,855

Liabilities
Depreciation	(936)	(742)
Federal Home Loan Bank stock dividends	(333)	(138)
Other	(373)	(213)
Unrealized gain on securities available for sale	(481)	(1,117)

Total liabilities	(2,123)	(2,210)

Net deferred tax asset	$1,823	$1,645

Note 14 — Other Comprehensive Income

Years Ended December 31	2004	2003	2002

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	$(1,816)	$(1,414)	$3,398
Less: reclassification adjustment for losses realized in net income		(510)

Net unrealized gains (losses)	(1,816)	(904)	3,398
Tax (expense) benefit	635	308	(1,157)

Other comprehensive income (loss)	$(1,181)	$(596)	$2,241

Note 15 — Commitments, Off-Balance Sheet Risk and Contingencies

Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management’s opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.

The Bank was required to have approximately $793,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2004. These balances are included in cash and cash equivalents and do not earn interest.

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

At December 31, 2004 and 2003, commitments to make loans amounted to approximately $95,152,000 and $59,564,000 and commitments under outstanding standby letters of credit amounted to approximately $985,000 and $1,136,000. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

Note 16 — Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2004 and 2003, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.

During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at December 31, 2004 and 2003.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Horizon’s and the Bank’s actual and required capital amounts and ratios are as follows:

					Minimum
					Required To Be
					Well
			Minimum		Capitalized [1]
			Required for		Under Prompt
			Capital [1]		Corrective
			Adequacy		Action
	Actual		Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004

Total capital [1] (to risk-weighted assets)
Consolidated	$78,186	13.95%	$44,836	8.00%	N/A	N/A
Bank	76,201	13.62	44,767	8.00	$55,959	10.00%

Tier I capital [1] (to risk-weighted assets)
Consolidated	65,630	11.71	22,418	4.00	N/A	N/A
Bank	69,204	12.37	22,384	4.00	33,575	6.00

Tier I capital [1] (to average assets)
Consolidated	65,630	7.37	35,635	4.00	N/A	N/A
Bank	69,204	7.78	35,597	4.00	44,496	5.00

As of December 31, 2003

Total capital [1] (to risk-weighted assets)
Consolidated	$61,078	14.43%	$33,852	8.00%	N/A	N/A
Bank	64,050	15.22	33,666	8.00	$42,083	10.00%

Tier I capital [1] (to risk-weighted assets)
Consolidated	55,797	13.19	16,926	4.00	N/A	N/A
Bank	58,769	13.97	16,833	4.00	25,250	6.00

Tier I capital [1] (to average assets)
Consolidated	55,797	7.48	29,850	4.00	N/A	N/A
Bank	58,769	7.90	29,769	4.00	37,212	5.00

[1]	As defined by regulatory agencies

Note 17 — Stock Options and Stock Appreciation Rights

Horizon maintains the 1987 Nonqualified Stock Option and Stock Appreciation Right Plan (1987 Plan) under which options and stock appreciation rights (SARs) were granted to certain officers and employees. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option’s exercise price. The underlying stock options are deemed to have been cancelled upon exercise of the SARs. No options were available for grant at December 31, 2004, 2003 and 2002, however, outstanding options may be exercised until their expiration.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Horizon recognizes compensation expense related to the 1987 Plan on a periodic basis based on the difference between the excess of the fair market value of the shares of common stock over the exercise price for SARs and those options exercised during the year. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2004 or 2003. Horizon recorded a reduction in compensation expense related to the 1987 Plan of $13,000 in 2002.

A summary of transactions for the 1987 Plan follows:

	Shares		Weighted-
			Average
	Available	Options	Exercise
	for Grant	Outstanding	Price

Balances, January 1, 2002	0	21,600	$3.67
Exercised/cancelled		(3,600)	3.00

Balances, December 31, 2002	0	18,000	3.81
Exercised/cancelled		(8,550)	3.00

Balances, December 31, 2003	0	9,450	4.53
Exercised/cancelled		0

Balances, December 31, 2004	0	9,450	4.53

The options granted under the 1987 Plan are fully vested.

The following table summarizes information about stock options under the 1987 Plan outstanding at December 31, 2004:

		Options
		Outstanding	Weighted-
		Weighted-	Average
Range of	Number	Average	Exercise	Number
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable

$3.00	2,700	6.08 years	$3.00	2,700
$5.00 to $5.45	6,750	4.70 years	$5.15	6,750

Under Horizon’s 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been cancelled upon exercise of the SARs. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2004 or 2003. Horizon recorded compensation expense of $437,000 related to the 1997 plan in 2002.

A summary of transactions for the 1997 Plan follows:

			Weighted-
	Shares		Average
	Available for	Options	Exercise
	Grant	Outstanding	Price

Balances, January 1, 2002	4,500	400,500	$8.64
Exercised/cancelled		(65,160)	8.66

Balances, December 31, 2002	4,500	335,340	8.63
Granted	(4,500)	4,500	17.93
Exercised/cancelled		(2,700)	6.49

Balances, December 31, 2003	0	337,140	8.77
Exercised/cancelled		(52,513)	8.49

Balances, December 31, 2004	0	284,627	8.83

The options granted under the 1997 Plan vest at a rate of 20% per year.

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2003

Dividend yields	2.31%
Volatility factors of expected market price of common stock	26.35%
Risk-free interest rates	4.03%
Expected life of options	9 years

Weighted-average fair value of options granted during the year	$5.27

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The following table summarizes information about stock options under the 1997 Plan outstanding at December 31, 2004:

		Options
		Outstanding	Weighted-
		Weighted-	Average
Range of	Number	Average	Exercise	Number
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable

$6.22 to $7.50	132,077	5.72 years	$6.49	79,067
$9.22 to $11.17	121,050	5.42 years	10.03	103,050
$13.33	27,000	3.56 years	13.33	27,000
$17.93	4,500	8.01 years	17.93	900

On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (Plan) which was approved by stockholders on May 8, 2003. Under the Plan, Horizon may issue up to 150,000 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The Plan limits the number of shares available to 150,000 for incentive stock options and to 75,000 for the grant of nonoption awards. The shares available for issuance under the Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest at the end of five years of continuous employment. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares are being amortized against earnings using the straight-line method over five years. The options and restricted shares granted under the 2003 plan vest at a rate of 20% per year.

		Restricted			Option
	Available	Shares	Options	Share Grant	Exercise
	for Grant	Outstanding	Outstanding	Price	Price

Balances, January 1, 2004	150,000	0	0
Granted	(65,000)	45,000	20,000	$23.56	$23.56

Balances, December 31, 2004	85,000	45,000	20,000	23.56	23.56

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2004

Dividend yields	2.04%
Volatility factors of expected market price of common stock	23.37%
Risk-free interest rates	4.44%
Expected life of options	9 years

Weighted-average fair value of options granted during the year	$6.97

The following table summarizes information about stock options under the 2003 Plan outstanding at December 31, 2004:

Weighted
		Options	Average
	Number	Outstanding	Exercise	Number
Exercise Price	Outstanding	Contractual Life	Price	Exercisable

$23.56	20,000	9.59 years	$23.56	0

Note 18 — Fair Values of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2004 and 2003. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, such as the value of real property, the value of core deposit intangibles, the value of mortgage servicing rights nor the value of anticipated future business.

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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The estimated fair values of Horizon’s financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
December 31	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$18,254	$18,254	$45,464	$45,464
Interest-bearing deposits	985	985	9,135	9,135
Investment securities available for sale	281,282	281,282	215,695	215,695
Loans including loans held for sale, net	560,685	559,681	449,022	462,138
Interest receivable	4,688	4,688	3,769	3,769
Stock in FHLB and FRB	11,279	11,279	10,853	10,853

Liabilities
Noninterest-bearing deposits	58,015	58,015	71,157	71,157
Interest-bearing deposits	554,202	539,445	475,011	480,578
Short-term borrowings	82,281	82,281	20,241	20,241
Long-term debt	139,705	144,894	125,972	130,782
Guaranteed preferred beneficial interests in Horizon Bancorp’s subordinated debentures	22,682	22,729	12,000	12,000
Interest payable	1,024	1,024	751	751

Note 19 — Subsequent Event

On February 24, 2005, Horizon entered into an Agreement of Merger and Plan of Reorganization with Alliance Financial Corporation (Alliance). Under the terms of the agreement, Horizon will acquire Alliance and its wholly owned subsidiary, Alliance Banking Company of New Buffalo, Michigan. Horizon has agreed to purchase the outstanding shares of Alliance for $38 per share for a total transaction value of $11.7 million. Alliance stockholders will receive 100% cash for their shares. When the merger is consummated, on a pro forma basis using December 31, 2004, numbers, the combined companies will have approximately $1.04 billion in total assets, $649 million in total loans, $725 million in total deposits and $50 million in stockholders’ equity. The acquisition is expected to result in approximately $6.9 million of goodwill and other intangibles. Management anticipates the transaction, which is subject to regulatory approval and approval by Alliance stockholders, will close in the second or third quarter of 2005.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 20 — Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

Condensed Balance Sheets

December 31	2004	2003

Assets
Total cash and cash equivalents	$741	$585
Investment in Bank	70,447	61,195
Investment in Insurance Company		550
Other assets	3,383	2,595

Total assets	$74,571	$64,925

Liabilities
Short-term borrowings		$5,000
Guaranteed preferred beneficial interests in Horizon Bancorp’s subordinated debentures	$22,682	12,372
Other liabilities	1,457	1,330

Stockholders’ Equity	50,432	46,223

Total liabilities and stockholders’ equity	$74,571	$64,925

Condensed Statements of Income

Years Ended December 31	2004	2003	2002

Operating Income (Expense)
Dividend income from Bank	$4,800	$2,250	$2,550
Investment income	19	18	16
Interest expense	(825)	(724)	(614)
Employee benefit expense	(338)	(250)	(250)
Other expense	(94)	(147)	(98)

Income Before Undistributed Income of Subsidiaries	3,562	1,147	1,604

Undistributed Income of Subsidiaries	2,873	4,960	3,542

Income Before Tax	6,435	6,107	5,146

Income Tax Benefit	500	427	353

Net Income	$6,935	$6,534	$5,499

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Condensed Statements of Cash Flows

Years Ended December 31	2004	2003	2002

Operating Activities
Net income	$6,935	$6,534	$5,499
Items not requiring (providing) cash
Equity in undistributed net income of Bank	(2,860)	(4,902)	(3,519)
Equity in undistributed net income of Insurance Company	(13)	(58)	(23)
Change in
Income taxes receivable	703	(493)	(353)
Dividends receivable from Bank			300
Other assets	(1,166)	(32)	(425)
Other liabilities	127	193	52

Net cash provided by operating activities	3,726	1,242	1,531

Investing Activities
Investment in Insurance Company	563
Investment in Bank	(7,500)	(3,000)	(12,000)
Investment in Statutory Trusts	(310)		(372)

Net cash used in investing activities	(7,247)	(3,000)	(12,372)

Financing Activities
Dividends paid	(1,481)	(1,311)	(1,211)
Change in short-term borrowings	(5,000)	2,850	150
Issuance of stock	696	189
Fractional share payment due to stock split		(3)
Proceeds from issuance of trust preferred securities	10,310		12,372
Purchase of treasury stock	(848)		(62)

Net cash provided by financing activities	3,677	1,725	11,249

Net Change in Cash and Cash Equivalents	156	(33)	408

Cash and Cash Equivalents at Beginning of Year	585	618	210

Cash and Cash Equivalents at End of Year	$741	$585	$618

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 21 — Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2004	March 31	June 30	September 30	December 31

Interest income	$9,818	$10,774	$10,613	$11,770
Interest expense	4,229	4,263	4,211	4,850

Net interest income	5,589	6,511	6,402	6,920
Provision for loan losses	246	228	207	309
Net income	1,517	1,803	1,763	1,852

Earnings per share
Basic	$.51	$.60	$.59	$.62

Diluted	$.49	$.58	$.56	$.59

Average shares outstanding
Basic	2,990,989	2,983,976	2,998,563	3,001,122

Diluted	3,115,635	3,123,636	3,124,339	3,129,110

Three Months Ended 2003	March 31	June 30	September 30	December 31

Interest income	$10,175	$10,255	$11,094	$10,019
Interest expense	4,290	4,270	4,488	4,344

Net interest income	5,885	5,985	6,606	5,675
Provision for loan losses	375	375	300	300
Loss on sale of securities		6	267	237
Net income	1,724	1,775	2,028	1,007

Earnings per share
Basic	$.58	$.59	$.68	$.34

Diluted	$.56	$.57	$.65	$.32

Average shares outstanding
Basic	2,974,050	2,975,157	2,981,250	2,982,065

Diluted	3,068,941	3,109,759	3,120,567	3,133,322

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Horizon Bancorp
Michigan City, Indiana

We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Horizon’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Fort Wayne, Indiana
January 28, 2005

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP , independent registered public accounting firm, for 2004, 2003 and 2002. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

HORIZON BANCORP

Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)

	2004	2003	2002	2001	2000

Earnings
Net interest income	$25,422	$24,151	$23,153	$19,807	$18,654
Provision for loan losses	990	1,350	1,625	1,505	2,010
Total noninterest income	10,669	11,140	10,249	9,521	6,856
Total noninterest expense	25,672	24,771	23,403	21,106	17,905
Provision for income taxes	2,494	2,636	2,778	2,592	1,812

Net income from continuing operations	6,935	6,534	5,596	4,125	3,783

Cumulative effective of change in accounting for goodwill, net of tax			(97)

Net income	$6,935	$6,534	$5,499	$4,125	$3,783

Cash dividend declared	$1,481	$1,311	$1,211	$1,179	$1,228

Per Share Data
Net income basic	$2.32	$2.19	$1.85	$1.39	$1.23
Net income diluted	2.22	2.10	1.83	1.39	1.23
Cash dividends declared	.49	.44	.41	.40	.40
Book value at period end	16.56	15.48	13.93	11.73	10.60
Weighted average shares outstanding:
Basic	2,993,696	2,978,161	2,975,394	2,978,187	3,072,974
Diluted	3,123,325	3,108,178	3,003,381	2,978,187	3,072,974

Period End Totals
Loans, net of deferred loan fees and unearned income	$564,042	$447,718	$535,793	$466,801	$393,578
Allowance for loan losses	7,193	6,909	6,255	5,410	4,803
Total assets	913,831	757,443	720,502	587,945	531,776
Total deposits	612,217	546,168	489,259	419,599	386,348
Total borrowings	244,668	158,585	183,893	127,637	109,468

HORIZON BANCORP

Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)

(Continued)

	2004	2003	2002	2001	2000

Ratios
Loan to deposit	92.76%	81.97%	109.51%	111.25%	101.87%
Loan to total funding	65.67	63.53	79.59	85.30	79.38
Return on average assets	.85	.88	.86	.76	.73
Average stockholders’ equity to average total assets	5.90	6.01	6.06	6.29	5.92
Return on average stockholders’ equity	14.38	14.65	14.21	12.11	12.41
Dividend payout ratio (dividends divided by net income)	21.36	20.06	22.02	28.85	32.43
Price to book value ratio	162.74	184.40	126.85	129.83	59.21
Price to earnings ratio	12.14	13.12	9.64	12.94	5.10

All share and per share amounts have been adjusted for the 3-for-1 stock split declared October 16, 2001, and the 3-for-2 stock split declared on October 21, 2003.

Horizon Bancorp

Horizon’s Common Stock and Related Stockholders’ Matters

Horizon common stock is traded on the NASDAQ Small Cap market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2003 and 2002. All amounts in the table have been adjusted for the 3-for-2 stock split declared October 21, 2003.

	2004
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$28.25	$24.00	$.12

Second Quarter	25.87	23.02	.12

Third Quarter	24.75	23.12	.12

Fourth Quarter	27.50	24.15	.13

	2003
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$19.68	$17.67	$.10 2/3

Second Quarter	21.65	18.57	.10 2/3

Third Quarter	24.65	20.33	.10 2/3

Fourth Quarter	29.00	22.93	.12

There can be no assurance as to the amount of future dividends on Horizon common stock since future dividends are subject to the discretion of the Board of Directors, cash needs, general business conditions and dividends from the bank subsidiary.

The approximate number of holders of outstanding common stock, based upon the number of record holders as of December 31, 2004, is 600.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Office, Horizon has evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness. Since the evaluation date, there have been no significant changes in Horizon’s internal controls or in other factors that could significantly affect its internal controls.

PART III

This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Horizon has a code of ethics that applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at www.accesshorizon.com. The other information required by this item is incorporated by reference from the Proxy Statement sections captioned “Board of Directors,” “The Audit Committee” and “Section 16 (a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement section captioned “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2004.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in the
Plan Category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved by security holders (1)	314,077	$9.61	91,605
Equity compensation plans not approved by security holders	0	0	0

Total	314,077	$9.61	91,605

(1)	Represents options granted or available under the 1987 Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp, the 1997 Key Employees’ Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp and the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Annual Report on Form 10-K:

1.	Financial Statement`

See the Financial Statements included in Item 8.

2.	Financial Statement Schedules

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

Horizon Bancorp
Registrant

Date: March 23, 2005	By:	/s/ Craig M. Dwight

Craig M. Dwight
President and Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2005	By :	/s/ James H. Foglesong

James H. Foglesong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title
March 15, 2005	/s/ Robert C. Dabagia

Robert C. Dabagia, Chairman of the Board and Director

March 15, 2005	/s/ Craig M. Dwight

Craig M. Dwight, President and Chief Executive Officer and Director

March 15, 2005	/s/ Susan D. Aaron

Susan D. Aaron, Director

March 15, 2005	/s/ James B. Dworkin

James B. Dworkin, Director

March 15, 2005	/s/ Charley E. Gillispie

Charley E. Gillispie, Director

March 15, 2005	/s/ Daniel F. Hopp

Daniel F. Hopp, Director

March 15, 2005	/s/ Robert E. McBride

Robert E. McBride, Director

March 15, 2005	/s/ Peter L. Pairitz

Peter L. Pairitz, Director

March 15, 2005	/s/ Larry N. Middleton

Larry N. Middleton, Director

March 15, 2005	/s/ Bruce E. Rampage

Bruce E. Rampage, Director

March 15, 2005	/s/ Robert E. Swinehart

Robert E. Swinehart, Director

March 15, 2005	/s/ Spero W. Valavanis

Spero W. Valavanis, Director

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number	Description	Incorporated by Reference/Attached
2.1	Agreement of Merger and Plan of Reorganization for Horizon Bancorp and Alliance Financial Corporation	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 1, 2005

2.2	Amendment to Agreement of Merger and Plan of Reorganization for Horizon Bancorp and Alliance Financial Corporation	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 24, 2005

3.1	Articles of Incorporation of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2003

3.2	Amended and Restated Bylaws of Horizon Bancorp (as adopted January 21, 2003)	Incorporated by Reference to Exhibit 3.2 to Registrant’s Form 10-K for the Year Ended December 31, 2002

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed October 27, 2004.

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004 related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed October 27, 2004

10.1*	1987 Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-K for the Year Ended December 31, 2001.

10.2*	Nonqualified Stock Option and Stock Appreciation Rights Agreement between Horizon Bancorp and Craig M. Dwight	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.3*	Supplemental Employee Retirement Plan, as amended	Incorporated by Reference to Exhibit 10.3 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.4*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by Reference to Exhibit 10.4 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.5*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2002

Exhibit
Number	Description	Incorporated by Reference/Attached
10.6	Horizon Bancorp 2003 Omnibus Equity Incentive Plan	Incorporated by Reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders Held on May 8, 2003

10.7	Agreement dated October 18, 1999, between Horizon Bank, N.A., and James D. Neff.	Incorporated by Reference to Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2003

10.8	Directors Deferred Compensation Plan	Attached

10.9	Form of Change of Control Agreement for certain executive officers	Attached

10.10	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Attached

10.11	Form of Option Grant Agreement under 2003 Omnibus Plan	Attached

10.12	Description of Executive Officer Bonus Plan	Attached

10.13	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004 related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 27, 2004

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of James H. Foglesong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of James H. Foglesong Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

*Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.