Form 10-Q
period 2005-03-31
HORIZON BANCORP /IN/
filed 2005-05-11
CIK 706129

HORIZON BANCORP

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

450 5th Street N.W.
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

3,111,512 at May 6, 2005

PART 1 — FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31,
	2005	December 31,
	(Unaudited)	2004

Assets
Cash and due from banks	$16,223	$18,253
Interest-bearing demand deposits	31	1

Cash and cash equivalents	16,254	18,254
Interest-bearing deposits	10	985
Investment securities, available for sale	296,905	281,282
Loans held for sale	2,669	3,836
Loans, net of allowance for loan losses of $7,402 and $7,193	541,806	556,849
Premises and equipment	17,485	17,561
Federal Reserve and Federal Home Loan Bank stock	11,279	11,279
Interest receivable	4,854	4,688
Other assets	20,444	19,097

Total assets	$911,706	$913,831

Liabilities
Deposits
Noninterest bearing	$71,764	$58,015
Interest bearing	563,046	554,202

Total deposits	634,810	612,217
Short-term borrowings	58,983	82,281
Long-term borrowings	139,697	139,705
Subordinated debentures	22,682	22,682
Interest payable	1,202	1,024
Other liabilities	4,694	5,490

Total liabilities	862,068	863,399

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 4,852,751 and 4,778,608 shares	1,078	1,062
Additional paid-in capital	23,810	22,729
Retained earnings	43,995	43,092
Restricted stock, unearned compensation	(919)	(972)
Accumulated other comprehensive income (loss)	(1,688)	894
Less treasury stock, at cost, 1,741,239 and 1,732,486 shares	(16,638)	(16,373)

Total stockholders’ equity	49,638	50,432

Total liabilities and stockholders’ equity	$911,706	$913,831

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2005	2004
	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$8,883	$7,422
Investment securities:
Taxable	2,341	1,836
Tax exempt	571	573

Total interest income	11,795	9,831

Interest Expense
Deposits	2,957	2,607
Federal funds purchased and short-term borrowings	173	74
Long-term borrowings	1,588	1,403
Subordinated debentures	304	158

Total interest expense	5,022	4,242

Net Interest Income	6,773	5,589
Provision for loan losses	330	246

Net Interest Income after Provision for Loan Losses	6,443	5,343

Other Income
Service charges on deposit accounts	538	770
Wire transfer fees	89	145
Fiduciary activities	627	638
Commission income from insurance agency	46	187
Gain on sale of loans	389	548
Increase in cash surrender value of Bank owned life insurance	114	122
Other income	477	285

Total other income	2,280	2,695

Other Expenses
Salaries and employee benefits	4,150	3,378
Net occupancy expenses	521	480
Data processing and equipment expenses	507	498
Other expenses	1,800	1,699

Total other expenses	6,978	6,055

Income Before Income Tax	1,745	1,983
Income tax expense	442	466

Net income	$1,303	$1,517

Basic Earnings Per Share	$.43	$.51

Diluted Earnings Per Share	$.42	$.49

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands)

					Restricted	Accumulated
		Additional			Stock,	Other
	Common	Paid-in	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Loss	Earnings	Compensation	Income (Loss)	Stock	Total

Balances, December 31, 2004	$1,062	$22,729		$43,092	$(972)	$894	$(16,373)	$50,432
Net income			$1,303	1,303				1,303
Other comprehensive loss, net of tax, unrealized losses on securities			(2,582)			(2,582)		(2,582)

Comprehensive loss			$(1,279)

Exercise of stock options	16	759						775
Tax benefit related to stock options		322						322
Purchase treasury stock							(265)	(265)
Amortization of unearned compensation					53			53
Cash dividends ($.13 per share)				(400)				(400)

Balances, March 31, 2005	$1,078	$23,810		$43,995	$(919)	$(1,688)	$(16,638)	$49,638

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2005	2004
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$1,303	$1,517
Items not requiring (providing) cash
Provision for loan losses	330	246
Depreciation and amortization	453	372
Federal Home Loan Bank stock dividend	—	(124)
Mortgage servicing rights recovery	(47)	(93)
Deferred income tax	(29)	420
Investment securities amortization, net	207	113
Gain on sale of loans	(389)	(548)
Proceeds from sales of loans	22,171	29,649
Loans originated for sale	(20,615)	(24,275)
Gain on sale of other real estate owned	(19)	(2)
Deferred loan fees	5	8
Unearned income	(8)	(54)
Gain on sale of fixed assets	(2)	(3)
Increase in cash surrender value of life insurance	(114)	(122)
Net change in
Interest receivable	(166)	(401)
Interest payable	178	(6)
Other assets	—	(226)
Other liabilities	(796)	(999)

Net cash provided by operating activities	2,462	5,472

Investing Activities
Net change in interest-bearing deposits	975	6,675
Purchases of securities available for sale	(30,441)	(58,838)
Proceeds from maturities, calls, and principal repayments of securities available for sale	10,639	38,449
Net change in loans	14,597	(73,743)
Proceeds from sale of fixed assets	2	42
Recoveries on loans previously charged-off	119	88
Proceeds from sale of other real estate owned	256	17
Purchases of premises and equipment	(328)	(473)
Purchase of bank owned life insurance	—	(12,000)

Net cash used in investing activities	(4,181)	(99,783)

Financing Activities
Net change in
Deposits	22,593	28,996
Short-term borrowings	(23,298)	27,880
Long-term borrowings	—	35,000
Repayment of long-term borrowings	(8)	(27,708)
Proceeds from issuance of stock	1,097	144
Purchase of treasury stock	(265)	—
Dividends paid	(400)	(359)

Net cash provided by (used in) financing activities	(281)	63,953

Net Change in Cash and Cash Equivalent	(2,000)	(30,358)

Cash and Cash Equivalents, Beginning of Period	18,254	45,464

Cash and Cash Equivalents, End of Period	$16,254	$15,106

Additional Cash Flows Information
Interest paid	$4,844	$4,235
Income taxes paid	—	—

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 1 — Accounting Policies

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank), and HBC Insurance Group, Inc. HBC Insurance Group was liquidated during 2004. All intercompany balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2005 and March 31, 2004 are not necessarily indicative of the operating results for the full year of 2005 or 2004. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Form 10-K annual report for 2004 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2004 has been derived from the audited balance sheet of Horizon as of that date.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,016,609 and 2,990,989 for the three-month period ended March 31, 2005 and 2004. The number of shares used in the computation of diluted earnings per share is 3,140,322 and 3,115,635 for the three month period ended March 31, 2005 and 2004.

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

Horizon Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Three Months Ended March 31	2005	2004

Net income, as reported	$1,303	$1,517
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(10)	(56)

Pro forma net income	$1,293	$1,461

Earnings per share:
Basic – as reported	$.43	$.51
Basic – pro forma	.43	.49
Diluted – as reported	.42	.49
Diluted – pro forma	.41	.47

Note 2 — Investment Securities

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$81,815	$—	$(1,760)	$80,055
State and municipal	61,753	2,070	(251)	63,572
Federal agency collateralized mortgage obligations	13,110	—	(264)	12,846
Private collateralized mortgage obligations	7,558	—	(228)	7,330
Federal agency mortgage backed pools	134,634	283	(2,476)	132,441
Corporate Notes	632	33	(4)	661

Total investment securities	$299,502	$2,386	$(4,983)	$296,905

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$86,348	$12	$(734)	$85,626
State and Municipal	54,881	2,493	(47)	57,327
Federal agency collateralized mortgage obligations	13,380	14	(56)	13,338
Federal agency mortgage backed pools	124,666	639	(997)	124,308
Corporate notes	632	51	—	683

Total investment securities	$279,907	$3,209	$(1,834)	$281,282

Horizon Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The amortized cost and fair value of securities available for sale at March 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$1,815	$1,826
One to five years	80,828	79,301
Five to ten years	17,040	17,050
After ten years	44,517	46,111

	144,200	144,288
Federal agency collateralized mortgage obligations	13,110	12,846
Private collateralized mortgage obligations	7,558	7,330
Federal agency mortgage backed pools	134,634	132,441

	$299,502	$296,905

There were no sales of securities available for sale during the three months ending March 31, 2005 or 2004.

Note 3 — Loans

	March 31,	December
	2005	31, 2004

Commercial loans	$208,102	$203,966
Mortgage warehouse loans	90,150	127,992
Real estate loans	98,826	89,139
Installment loans	152,130	142,945

	549,208	564,042
Allowance for loan losses	(7,402)	(7,193)

Total loans	$541,806	$556,849

Horizon Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 4 — Allowance for Loan Losses

	March 31,	March 31,
	2005	2004

Allowance for loan losses
Balances, beginning of period	$7,193	$6,909
Provision for losses, operations	330	246
Recoveries on loans	119	88
Loans charged off	(240)	(292)

Balances, end of period	$7,402	$6,951

Note 5 — Nonperforming Assets

	March 31,	December 31,
	2005	2004

Nonperforming loans	$2,058	$1,358
Other real estate owned	156	276

Total nonperforming assets	$2,214	$1,634

Note 6 — Pending Merger

Horizon has entered into an Agreement of Merger and Plan of Reorganization with Alliance Financial Corporation (Alliance). Under the terms of the agreement, Horizon will acquire Alliance and its wholly owned subsidiary, Alliance Banking Company of New Buffalo, Michigan. Horizon has agreed to purchase the outstanding shares of Alliance for $42.50 per share for a total transaction value of $13.1 million. Alliance stockholders will receive 100% cash for their shares. When the merger is consummated, on a pro forma basis using December 31, 2004, numbers, the combined companies will have approximately $1.04 billion in total assets, $649 million in total loans, $725 million in total deposits and $50 million in stockholders’ equity. The acquisition is expected to result in approximately $8.3 million of goodwill and other intangibles. Management anticipates the transaction, which is subject to regulatory approval and approval by Alliance stockholders, is expected to close in the second quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Horizon Bancorp and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2005

Forward–Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or “Company”) and Horizon Bank, N.A. (Bank) and Horizon’s other subsidiaries. Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Horizon’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on Horizon’s future activities and operating results include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory changes, U.S. monetary and fiscal policies, demand for products and services, deposit flows, competition and accounting policies, principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Introduction

The purpose of this discussion is to focus on Horizon’s financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.

Overview

Net income declined from the first quarter of 2004 due to the costs related to new market expansion and a decline in mortgage loan volume. To offset the anticipated decline in mortgage loan volume, Horizon continued to expand consumer and commercial lending activities. Both of these areas are up from December 31, 2004 and from the first quarter of 2004 .

Horizon’s expansion efforts include a new branch in St. Joseph, Michigan, a loan and deposit production office in South Bend, Indiana and the pending acquisition of Alliance Financial Corporation which is expected to close in the second quarter. These efforts are the primary reason for the 15.2% increase in non-interest expense from the first quarter of 2004, but will have a positive impact as the new markets mature in the future.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 on Form 10-K contain a summary of the Company’s significant accounting policies and are presented on pages 39-43 of Form 10-K for 2004. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy.

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

Horizon considers the allowance for loan losses of $7.402 million adequate to cover losses inherent in the loan portfolio as of March 31, 2005. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.

Financial Condition

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2005, cash and cash equivalents decreased by approximately $2.0 million. At March 31, 2005, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $109 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2004 to March 31, 2005.

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at March 31, 2005. Stockholders’ equity totaled $49.638 million as of March 31, 2005 compared to $50.432 million as of December 31, 2004. The decrease in stockholders’ equity during the three months ended March 31, 2005 is primarily the result of a decline in the market value of Horizon’s investment securities available for sale. This decline was partially offset by net income, net of dividends declared, the exercise of stock options and the amortization of unearned compensation. At March 31, 2005, the ratio of stockholders’ equity to assets was 5.44% compared to 5.52% at December 31, 2004.

During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at March 31, 2005.

There have been no other material changes in Horizon’s capital resources from December 31, 2004 to March 31, 2005.

Material Changes in Financial Condition – March 31, 2005 compared to December 31, 2004

During the first three months of 2005, investment securities increased approximately $15.6 million and loans outstanding decreased approximately $15.0 million. The repayment of loans provided funding for the increase in investment securities. Future loan growth will be partially funded with cash flow from the investment portfolio. Mortgage warehouse loans declined approximately $38 million or 29.7% from December 31, 2004 and on average was down $19 million from the first quarter of 2004. While all other areas of loans showed growth, the growth did not offset the decline in the mortgage warehouse area. Commercial loan growth was negatively impacted by the unexpected payoff of a single large commercial loan. Consumer loan growth was attributed to an increase in indirect loan volume coming from new markets in southwest Michigan and north central Indiana.

Deposits increased approximately $22.6 million during the quarter. Noninterest bearing deposits increased primarily from corporate and public fund deposits. The growth in interest bearing deposits came primarily in public fund certificates of deposit. This deposit growth allowed Horizon to reduce short term borrowings by approximately $23 million.

There have been no other material changes in the financial condition of Horizon from December 31, 2004 to March 31, 2005.

Results of Operations

Material Changes in Results of Operations – Three months ended March 31, 2005 compared to the three months ended March 31, 2004

During the three months ended March 31, 2005, net income totaled $1.303 million or $.42 per diluted share compared to $1.517 million or $.49 per diluted share for the same period in 2004.

Net interest income was $6.773 million for the three months ended March 31, 2005, compared to $5.589 million for the same period of 2004. The increase resulted primarily from an increase in average earning assets from the same quarter of the prior year of $133.05 million or 18.6%. An increase of five basis points in the net interest margin from the same quarter of the prior year also contributed to this increase. A large portion of the current year growth in earning assets was the result of growth in commercial and consumer loans of $45.8 million and $41.8 million, respectively, which more than offset the $82.9 million decline in mortgage warehouse loans when compared to the same period in 2004. Investment securities, which carry lower yields than loans, also grew during this quarter. This kept the net interest margin down, but positively impacted net income.

Total noninterest income was $2.280 million for the three months ended March 31, 2005 compared to $2.695 million for the same period in 2004. The decrease resulted from a decline in service charge income, wire transfer fees and ATM fees. Service charge income declined apparently from a fundamental change in consumer spending habits. ATM fees decreased as several machines were removed from service, and wire transfer fees have declined due to lower mortgage warehouse volume. Gain on sale of loans decreased due to the decline in overall mortgage lending activity.

Other income in 2005 included approximately $160 thousand in pre-tax income from the sale of the retail property and casualty insurance lines of Horizon Insurance Services, Inc. This completes the sale of Horizon’s property and casualty insurance business as the commercial lines were sold in the fourth quarter of 2002. The impact of the sale of these lines of insurance was not material to Horizon on a consolidated basis.

Total noninterest expense was $6.978 million for the three months ended March 31, 2005 compared to $6.055 million for the same period in 2004. This increase relates primarily to additional human resource costs to support Horizon’s expansion in new and existing markets throughout northern Indiana and southwest Michigan.

There have been no other material changes in the results of operations of Horizon for the three months ending March 31, 2005 and 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon’s 2004 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2005, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes In Internal Controls

Since the evaluation date, there have been no significant changes in Horizon’s internal controls or in other factors that could significantly affect such controls.

Horizon Bancorp And Subsidiaries

Part II — Other Information

For the Three Months Ended March 31, 2005

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases that the Company made of its Common Stock during the quarter ended March 31, 2005:

Issuer Purchases of Equity Securities

Minimum
				Total Number of	Number of
	Total			Shares Purchased	Shares That may
	Number of			as Part of Publicly	yet be Purchased
	Shares		Average Price	Announced Plans	Under the Plan or
	Purchased		Paid Per Share	or Programs	Program

January 1, 2005 through January 31, 2005	—		$—	—	—
February 1, 2005 through February 28, 2005	—		—	—	—
March 1, 2005 through March 31, 2005	8,753	(1)	30.30	—	—

(1)	The 8,753 shares redeemed were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees to Horizon as payment for taxes associated with option exercises.

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

HORIZON BANCORP

May 11, 2005	/s/	Craig M. Dwight

Date:	BY:	Craig M. Dwight
President and Chief Executive Officer

May 11, 2005	/s/	James H. Foglesong

Date:	BY:	James H. Foglesong
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