Form 10-Q
period 2005-06-30
HORIZON BANCORP /IN/
filed 2005-08-11
CIK 706129

HORIZON BANCORP
FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
450 5th Street N.W.
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
3,111,512 at August 5, 2005

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2005	December 31,
	(Unaudited)	2004

Assets
Cash and due from banks	$36,612	$18,253
Interest-bearing demand deposits	232	1

Cash and cash equivalents	36,844	18,254
Interest-bearing deposits	1,960	985
Investment securities, available for sale	301,185	281,282
Loans held for sale	4,317	3,836
Loans, net of allowance for loan losses of $8,202 and $7,193	684,612	556,849
Premises and equipment	22,243	17,561
Federal Reserve and Federal Home Loan Bank stock	12,499	11,279
Goodwill	5,787	158
Other intangibles	2,969	58
Interest receivable	5,383	4,688
Other assets	20,832	18,881

Total assets	$1,098,631	$913,831

Liabilities
Deposits
Noninterest bearing	$75,242	$58,015
Interest bearing	729,586	554,202

Total deposits	804,828	612,217
Short-term borrowings	72,712	82,281
Long-term borrowings	132,680	139,705
Subordinated debentures	27,837	22,682
Interest payable	1,547	1,024
Other liabilities	6,196	5,490

Total liabilities	1,045,800	863,399

Stockholders’ Equity
Preferred stock, no par value Authorized, 1,000,000 shares No shares issued
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 4,852,751 and 4,778,608 shares	1,078	1,062
Additional paid-in capital	23,810	22,729
Retained earnings	45,267	43,092
Restricted stock, unearned compensation	(866)	(972)
Accumulated other comprehensive income	180	894
Less treasury stock, at cost, 1,741,239 and 1,732,486 shares	(16,638)	(16,373)

Total stockholders’ equity	52,831	50,432

Total liabilities and stockholders’ equity	$1,098,631	$913,831

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$10,171	$8,505	$19,054	$15,927
Investment securities
Taxable	2,485	1,709	4,826	3,545
Tax exempt	579	560	1,150	1,133

Total interest income	13,235	10,774	25,030	20,605

Interest Expense
Deposits	3,656	2,602	6,613	5,209
Federal funds purchased and short-term borrowings	654	106	827	180
Long-term borrowings	1,309	1,416	2,897	2,819
Subordinated debentures	357	139	661	297

Total interest expense	5,976	4,263	10,998	8,505

Net Interest Income	7,259	6,511	14,032	12,100
Provision for loan losses	381	228	711	474

Net Interest Income after Provision for Loan Losses	6,878	6,283	13,321	11,626

Other Income
Service charges on deposit accounts	583	745	1,121	1,501
Wire transfer fees	117	152	206	296
Fiduciary activities	692	697	1,319	1,335
Commission income from insurance agency	-0-	86	46	273
Gain on sale of loans	478	395	867	943
Increase in cash surrender value of Bank owned life insurance	122	125	236	247
Gain on sale of available-for-sale securities, net	4	-0-	4	-0-
Other income	475	270	952	570

Total other income	2,471	2,470	4,751	5,165

Other Expenses
Salaries and employee benefits	4,100	3,557	8,250	6,935
Net occupancy expenses	486	441	1,007	921
Data processing and equipment expenses	525	491	1,032	989
Other expenses	1,862	1,814	3,662	3,513

Total other expenses	6,973	6,303	13,951	12,358

Income Before Income Tax	2,376	2,450	4,121	4,433
Income tax expense	696	647	1,138	1,113

Net Income	$1,680	$1,803	$2,983	$3,320

Basic Earnings Per Share	$.55	$.60	$.98	$1.11
Diluted Earnings Per Share	$.53	$.58	$.95	$1.06
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands)

					Restricted	Accumulated
					Stock,	Other
	Common	Additional Paid-	Comprehensive	Retained	Unearned	Comprehensive
	Stock	in Capital	Income	Earnings	Compensation	Income (Loss)	Treasury Stock	Total

Balances, December 31, 2004	$1,062	$22,729		$43,092	$(972)	$894	$(16,373)	$50,432

Net income			$2,983	2,983				2,983
Other comprehensive loss, net of tax, unrealized losses on securities			(714)			(714)		(714)

Comprehensive income			$2,269

Exercise of stock options	16	759						775
Tax benefit related to stock options		322						322
Purchase treasury stock							(265)	(265)
Amortization of unearned compensation					106			106
Cash dividends ($.26 per share)				(808)				(808)

Balances, June 30, 2005	$1,078	$23,810		$45,267	$(866)	$180	$(16,638)	$52,831

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2005	2004
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$2,983	$3,320
Items not requiring (providing) cash
Provision for loan losses	711	474
Depreciation and amortization	979	728
Federal Home Loan Bank stock dividend	(251)	(236)
Mortgage servicing rights recovery	(141)	(53)
Deferred income tax	892	726
Investment securities amortization, net	199	260
Gain on sale of loans	(867)	(943)
Proceeds from sales of loans	45,273	55,265
Loans originated for sale	(44,887)	(48,019)
Gain on sale of other real estate owned	(19)	(2)
Loss on sale of fixed assets	11	3
Increase in cash surrender value of life insurance	(236)	(247)
Net change in:
Interest receivable	(166)	73
Interest payable	381	(1)
Other assets	(1,152)	351
Other liabilities	(719)	(902)

Net cash provided by operating activities	2,991	10,797

Investing Activities
Net change in interest-bearing deposits	3,727	7,135
Purchases of securities available for sale	(32,500)	(69,638)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	34,567	60,519
Net change in loans	(42,245)	(70,320)
Proceeds from sale of fixed assets	27	42
Recoveries on loans previously charged-off	218	168
Proceeds from sale of other real estate owned	256	17
Purchases of premises and equipment	(570)	(1,045)
Purchase of bank owned life insurance	-0-	(12,000)
Acquisition, net of cash	(2,901)	-0-

Net cash used in investing activities	(39,421)	(85,122)

Financing Activities
Net change in Deposits	75,475	46,771
Short-term borrowings	(11,454)	16,667
Proceeds from long-term borrowings	47,000	48,300
Repayment of long-term borrowings	(56,025)	(61,068)
Proceeds from issuance of stock	1,097	597
Purchase of treasury stock	(265)	(848)
Dividends paid	(808)	(715)

Net cash provided by financing activities	55,020	49,704

Net Change in Cash and Cash Equivalents	18,590	(24,621)

Cash and Cash Equivalents, Beginning of Period	18,254	45,464

Cash and Cash Equivalents, End of Period	$36,844	$20,843

Additional Cash Flows Information
Interest paid	$10,475	$8,506
Income tax paid	300	150
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)
Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank) and HBC Insurance Group, Inc. (Insurance Company). The Insurance Company was liquidated in 2004. All intercompany balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2005 and June 30, 2004 are not necessarily indicative of the operating results for the full year of 2005 and 2004. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of shares used in the computation of earnings per share is as follows:

Three Months Ended June 30	2005	2004

Basic	3,066,512	2,983,976
Diluted	3,157,731	3,123,636

Six Months Ended June 30	2005	2004

Basic	3,041,698	2,987,483
Diluted	3,149,164	3,119,636
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
Horizon accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if Horizon had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except per Share Data)
Note 1 — Accounting Policies (continued)

Three Months Ended June 30	2005	2004

Net income, as reported	$1,680	$1,803
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(10)	(34)

Pro forma net income	$1,670	$1,769

Earnings per share
Basic — as reported	$.55	$.60
Basic — pro forma	.54	.59
Diluted — as reported	.53	.58
Diluted — pro forma	.53	.57

Six Months Ended June 30	2005	2004

Net income, as reported	$2,983	$3,320
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(20)	(90)

Pro forma net income	$2,963	$3,230

Earnings per share
Basic — as reported	$.98	$1.11
Basic — pro forma	.97	1.08
Diluted — as reported	.95	1.06
Diluted — pro forma	.94	1.04
Note 2 — Investment Securities

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$79,291	$—	$(1,117)	$78,174
State and municipal	65,958	2,673	(36)	68,595
Federal agency collateralized mortgage obligations	14,301	—	(177)	14,124
Federal agency mortgage backed pools	133,479	433	(1,502)	132,410
Private collateralized mortgage obligations	7,247	—	(49)	7,198
Corporate Notes	632	52	—	684

Total investment securities	$300,908	$3,158	$(2,881)	$301,185

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 2 — Investment Securities (continued)

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

The amortized cost and fair value of securities available for sale at June 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	2,002	2,004
One to five years	80,458	79,538
Five to ten years	20,058	20,397
After ten years	43,363	45,514

	145,881	147,453
Federal agency collateralized mortgage obligations	14,301	14,124
Private collateralized mortgage obligations	7,247	7,198

Federal agency mortgage backed pools	133,479	132,410

	$300,908	$301,185

Note 3 — Loans

	June 30,	December
	2005	31, 2004

Commercial loans	$262,003	$203,966
Mortgage warehouse loans	115,120	127,992
Real estate loans	131,959	89,139
Installment loans	183,732	142,945

	692,814	564,042
Allowance for loan losses	(8,202)	(7,193)

Total loans	$684,612	$556,849

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 4 — Allowance for Loan Losses

	June 30,	June 30,
	2005	2004

Allowance for loan losses
Balances, beginning of period	$7,193	$6,909
Allowance acquired in acquisition	557	—
Provision for losses, operations	711	474
Recoveries on loans	218	168
Loans charged off	(477)	(575)

Balances, end of period	$8,202	$6,976

Note 5 — Nonperforming Assets

	June 30,	December 31
	2005	2004

Nonperforming loans	$1,996	$1,358
Other real estate owned	336	276

Total nonperforming assets	$2,332	$1,634

Note 6 — Acquisition
On June 10, 2005, Horizon acquired Alliance Financial Corporation and its wholly-owned bank subsidiary, Alliance Banking Company (collectively referred to as Alliance). Horizon purchased the outstanding shares of Alliance for $42.50 per share in cash. The total cost of the transaction, including legal, accounting and investment fees was $13.348 million. The assets and liabilities of Alliance were recorded on the balance sheet at their fair value as of the acquisition date. The results of Alliance’s operations have been included in Horizon’s consolidated statement of income from the date of acquisition. The acquisition resulted in $5.629 million of goodwill and $2.952 million of core deposit intangible being recorded.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 6 — Acquisition (continued)
The following table summarizes the estimated fair values of the net assets acquired as of the June 10, 2005 acquisition date:

Assets
Cash and cash equivalents	$10,447
Investment securities	28,922
Loans, net of allowance for loan losses	86,447
Premises and equipment	4,983
Goodwill and other intangibles	8,581
Other assets	1,711

Total Assets	141,091

Liabilities
Deposits	117,137
Borrowings	9,040
Other liabilities	1,566

Total Liabilities	127,743

Net Assets Acquired	$13,348

The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place January 1, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net interest income	$8,114	$16,039
Net income	670	2,051

Per share — combined:
Basic net income	.22	.67
Diluted net income	.21	.65

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Months Ended June 30, 2005
Forward—Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or “Company”), Horizon Bank, N.A. (Bank), and HBC Insurance Group, Inc. Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Horizon’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on Horizon’s future activities and operating results include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory changes, U.S. monetary and fiscal policies, demand for products and services, deposit flows, competition and accounting policies, principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Introduction
The purpose of this discussion is to focus on Horizon’s financial condition, changes in financial condition and the results of operations in order to provide a better understanding of the consolidated financial statements included elsewhere herein. This discussion should be read in conjunction with the consolidated financial statements and the related notes.
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 on Form 10-K contain a summary of the Company’s significant accounting policies; refer to pages 39-43 of Form 10-K for 2004. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy.
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
Horizon considers the allowance for loan losses of $8.202 million adequate to cover losses inherent in the loan portfolio as of June 30, 2005. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.
Acquisition
On June 10, 2005, Horizon acquired Alliance Financial Corporation and its wholly-owned bank subsidiary, Alliance Banking Company (collectively referred to as Alliance). Horizon purchased the outstanding shares of Alliance for $42.50 per share in cash. The total cost of the transaction, including legal, accounting and investment fees was $13.348 million. The assets and liabilities of Alliance were recorded on the balance sheet at their fair value as of the acquisition date. The results of Alliance’s operations have been included in Horizon’s consolidated statement of income from the date of acquisition. The acquisition resulted in $5.629 million of goodwill and $2.952 million of core deposit intangible being recorded.
The integration of business operations and data processing, formerly carried on by Alliance, was completed on the weekend of July 16th and 17th 2005. This acquisition is not considered to be a significant acquisition as defined by regulations.
Prior to the acquisition, Horizon operated ten offices throughout Northern Indiana and two offices in St. Joseph, Michigan. Alliance operated three offices in Southwest Michigan in the towns of Harbert, New Buffalo, and Three Oaks and one office in Michigan City, Indiana. The acquisition of Alliance expanded Horizon’s geographical presence in its market area.
Alliance offered banking products with similar terms and features as those offered by Horizon.
Financial Condition
Overview
Total assets increased $185 million from December 31, 2004 to June 30, 2005, with the acquisition of Alliance representing $132 million of the increase. The most significant changes in assets were increases in cash and cash equivalents, investment securities, and loans. For the funding side of the balance sheet, deposits and subordinated debentures increased while borrowings decreased.

Cash and Cash Equivalents
During the first six months of 2005, cash and cash equivalents increased $18.6 million. The increase in cash and cash equivalents is due to significant public funds deposits received at or just prior to June 30, 2005. Cash and cash equivalents returned to typical levels shortly thereafter.
Investment Securities
Investment securities increased $19.9 million from December 31, 2004 to June 30, 2005. Included in this increase is $28.9 million of investments acquired through the Alliance transaction. The investments acquired were similar in type and quality to those previously held by Horizon. During the three months ended June 30, 2005, Horizon sold $7.2 of securities available for sale to provide funds for the Alliance acquisition.
Loans
Gross loans increased $128.8 million from December 31, 2004 to June 30, 2005. The Alliance acquisition contributed to $86.4 million of this increase. In addition to the acquisition, Horizon experienced continued loan growth in commercial, real estate, and installment loans totaling $55.3 million while the mortgage warehouse loan portfolio decreased $12.9 million.
Commercial loans increased as a result of Horizon penetrating new market areas, primarily Berrien County, Michigan and St. Joseph and Elkhart counties in Indiana. Horizon has experienced an increase in real estate loans as borrowers opt for adjustable rate mortgage loans over fixed rate loans. Horizon retains adjustable rate mortgage loans while substantially all long-term fixed rate mortgages are sold into the secondary market. Installment loans increased primarily due to increases in indirect loans; Horizon has continued to concentrate on indirect loan products. Mortgage warehouse loans fluctuate depending on the activity of the underlying network of originators; this line of business is volatile and is affected by economic conditions.
Allowance for Loan Losses
At June 30, 2005, the total allowance for loan losses was $8.2 million as compared to $7.2 million at December 31, 2004. The allowance for loan losses to total loans was 1.18% at June 30, 2005 compared to 1.28% at December 31, 2004. The increase of $1.0 million for the six months was due in part to the allowance covering certain loan pools acquired in the Alliance transaction totaling $557 thousand. The remaining increase was due to the provision for loan losses of $711 thousand exceeding net charge-offs of $259 thousand.
Horizon analyzes the adequacy of the allowance for loan losses on a bank-wide basis. While historical factors related to Horizon and Alliance are considered in the analysis, the overall methodology used in analyzing the adequacy of the allowance is consistent for loans originated by Horizon and those acquired in the Alliance transaction.
There have been no significant changes in loan delinquencies, nonaccrual, or nonperforming loans since December 31, 2004. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio at June 30, 2005.
Deposits
Deposits increased $192.6 million during the first six months of 2005; the Alliance acquisition contributed to $117.1 million of this increase. The remaining deposit increase is largely attributable to increases in public funds and brokered deposits.

Subordinated Debentures and Borrowings
Subordinated debentures increased $5.2 million as Horizon assumed the subordinated debentures previously issued by Alliance. The terms of the Alliance subordinated debentures are similar to those issued by Horizon.
Short-term borrowings consist of overnight funds from the Federal Home Loan Bank and repo lines of credit. Long-term borrowings are primarily advances from the Federal Home Loan Bank. Short-term and long-term borrowings decreased in total by $16.6 million primarily due to a shift in funding sources between deposits and borrowings.
Stockholders’ Equity
Stockholders’ equity totaled $52.8 million at June 30, 2005 compared to $50.4 million at December 31, 2004. The increase in stockholders’ equity during the six months ended June 30, 2005 was the result of net income and the issuance of new shares for the exercise of stock options, offset by dividends declared, a decrease in the market value of investment securities available for sale, and the purchase of treasury stock.
At June 30, 2005, the ratio of stockholders’ equity to assets was 4.81% compared to 5.52% at December 31, 2004. The decrease in the ratio was the result of the Alliance transaction which was acquired using cash rather than issuing stock.
Liquidity and Capital Resources
During the six months ended June 30, 2005, cash and cash equivalents increased by $18.6 million. The increase was attributed to cash provided by operations of $3.0 million, uses of cash for investing activities of $39.4 million, and cash provided by financing activities of $55.0 million. Mortgage banking activities, consisting of originating and selling loans, is the most significant operating activity that impacts cash. For the six months ended June 30, 2005, Horizon had loan originations of $44.9 million and proceeds from sale of loans of $45.3 million.
Proceeds from sales, maturities, calls, and principal repayments of available for sale securities provided cash of $34.6 million for the six months ended June 30, 2005. The purchase of investment securities totaling $32.5 million and the net increase in loans totaling $42.2 million for the same period were the significant uses of cash from an investing perspective. The Alliance acquisition resulted in a net use of cash of $2.9 million after considering cash of $10.4 million which was acquired in the transaction.
The net increase in deposits provided Horizon with $75.5 million for the six months ended June 30, 2005. The activity on short-term and long-term borrowings resulted in a use of cash of $20.5 million for the same period. As previously discussed, there was a shift in funding sources between deposits and borrowings during the six months ended June 30, 2005.
Sources of liquidity for Horizon include earnings, new deposits, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At June 30, 2005, the Bank has available $137 million in unused credit lines with various money center banks and the FHLB.

Regulatory Capital
During the course of a periodic examination by the Bank’s regulators in 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at June 30, 2005.
Material Changes in Results of Operations — Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
Overview
During the six months ended June 30, 2005, net income totaled $2.983 million or $0.95 per diluted share compared to $3.320 million or $1.06 per diluted share for the same period in 2004.
The results of operations include the operations of Alliance since June 10, 2005, the date of acquisition. Due to the timing of acquisition, Alliance has not had a significant impact on the ongoing results of operations of Horizon through the second quarter of 2005.
Net Interest Income
Net interest income was $14.032 million for the six months ended June 30, 2005, compared to $12.100 million for the same period of 2004. The increase in net interest income was directly related to the increase in average earning assets from $742 million for the six months ended June 30, 2004 to $879 million for the first six months of 2005.
The average investment portfolio increased $64 million from the same period of the prior year. Average loans outstanding increased from $494 million for the six months ended June 30, 2004 to $574 million for the six months ended June 30, 2005. Increases were experienced in all significant loan categories with the exception of mortgage warehouse loans. Average mortgage warehouse loans decreased from $142 million for the first six months of 2004 to $99 million for the first six months of 2005.
The net interest margin declined slightly from 3.33% for the six months ended June 30, 2004 to 3.24% for the six months ended June 30, 2005. During this time, the yield on interest earning assets increased from 5.63% to 5.76%. The yield on the investment portfolio remained stable for the six months ended June 30, 2005 as compared to the same period in 2004 while the yields on Fed Funds sold and loans increased as the Fed increased short term interest rates. The cost of interest bearing liabilities increased during this period from 2.29% for the six months ended June 30, 2004 to 2.52% for the six months ended June 30, 2005.
Provision for Loan Losses
The provision for loan losses totaled $711 thousand for the six months ended June 30, 2005 compared to $474 thousand for the same period of the prior year. The provision for loan losses is determined based on the analysis described in the Critical Accounting Policies.

Noninterest Income
Total noninterest income was $4.751 million for the six months ended June 30, 2005 compared to $5.165 million for the same period in 2004. The net decrease of $400 thousand resulted from decreases in all significant components of noninterest income, primarily service charges on deposit accounts, wire transfer fees, commission income from the insurance agency, and gains on sale of loans. Other income increased during this period due primarily to recovery of impairments on mortgage servicing rights and increases in merchant discount charges and mortgage brokerage fees.
Service charges on deposit accounts have consistently decreased throughout the six months ended June 30, 2005 as compared to the same period in the prior year. This decrease is not related to any specific actions on the part of Horizon; rather, there appears to be a fundamental change in consumer spending habits which has affected the fee income. Wire transfer fees are down due to decreases mortgage warehouse loan volume.
The gain on sale of loans decreased due to a decline in overall mortgage lending activity. For the six months ended June 30, 2005, gross proceeds on the sale of mortgage loans were $45.3 million as compared to $55.3 million for the same period in the prior year. Horizon sold the retail property and casualty insurance lines of Horizon Insurance Services, Inc. earlier in 2005, thus there is no continued income from the insurance agency.
Noninterest Expense
Total noninterest expense was $13.951 million for the six months ended June 30, 2005 compared to $12.358 million for the same period in 2004. The net increase of $1.627 million was largely due to an increase of $1.315 million in salaries and employee benefits. This increase related to additional human resource costs to support Horizon’s expansion in new and existing markets throughout northern Indiana and southwest Michigan. Since the prior year, Horizon added offices in St. Joseph, Michigan and South Bend, Indiana. Net occupancy costs, data processing and equipment expenses, and other expenses also increased mainly due to the expansion.
Material Changes in Results of Operations — Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
Overview
During the three months ended June 30, 2005, net income totaled $1.680 million or $.53 per diluted share compared to $1.803 million or $.58 per diluted share for the same period in 2004.
Net Interest Income
Net interest income was $7.259 million for the three months ended June 30, 2005, compared to $6.511 million for the same period 2004. The increase was the result of an increase in average earning assets from $771 million for the three months ended June 30, 2004 to $910 million for the three months ended June 30, 2005. This is partly offset by a decline in net interest margin from 3.45% for the three months ended June 30, 2004 compared to 3.22% for the same period of 2005. Similar to the results for the six month period ended June 30, 2005, the cost of liabilities increased by more than the yield on interest earning assets.

Provision for Loan Losses
The provision for loan losses totaled $381 thousand for the three months ended June 30, 2005 compared to $228 thousand for the same period of the prior year. The provision for loan losses is determined based on the analysis described in the Critical Accounting Policies.
Noninterest Income
Total noninterest income was $2.471 million for the three months ended June 30, 2005, compared to $2.470 million for the same period in 2004. While the individual components within noninterest income fluctuated, the net totals remained relatively consistent between periods.
The changes for the three-month period are similar to those discussed above for the six month period. The only significant change in the three month results versus the six month results is that gain on sale of loans increased by $83 thousand for the three months ended June 30, 2005 as compared to the same period in the prior year. The volume of loan sales remained relatively consistent during these periods with $23.1 million of proceeds from sales of mortgage loans during the three months ended June 30, 2005 as compared to $25.6 million for the same period in the prior year. The increase in the gain is the result of improved pricing on loan sales as evidenced by the average gain on sale of loans of 2.07% for the three months ended June 30, 2005 as compared to 1.69% for the three months ended June 30, 2004.
Noninterest Expense
Total noninterest expense was $6.973 million for the three months ended June 30, 2005 compared to $6.303 million for the same period in 2004. The net increase of $704 thousand was largely due to an increase of $543 thousand in salaries and employee benefits. This increase, as well as the other significant changes, occurred for the same reasons as discussed above for the six month period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon’s 2004 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2004 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2005, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.
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
For the Six Months Ended June 30, 2004
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) The Company held its Annual Shareholders’ Meeting on May 5, 2005.
     (b) The names of the Directors elected at the Annual Meeting were as follows:

Name	Votes For	Votes Withheld
Craig M. Dwight	2,319,976	12,371
James B. Dworkin	2,269,240	63,107
Daniel F. Hopp	2,274,677	57,670
Robert E. McBride	2,309,296	23,051
     (c) Ratification of BKD, LLP as independent accountants.

Votes for	2,293,119
Votes against	335
Votes abstained	38,892
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of James H. Foglesong

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

8.10.2005	/s/ Craig M. Dwight

Date	BY:	Craig M. Dwight
President and Chief Executive Officer

Aug. 10, 2005	/s/ James H. Foglesong

Date	BY:	James H. Foglesong
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.
Exhibit
31.1	Certification of Craig M. Dwight

31.2	Certification of James H. Foglesong

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.