Form 10-Q
period 2005-09-30
HORIZON BANCORP /IN/
filed 2005-11-14
CIK 706129

SECURITIES AND EXCHANGE COMMISSION
450 5th Street N.W.
Washington, D.C. 20549
HORIZON BANCORP
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐       No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
3,156,583 at November 3, 2005

PART 1 — FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)

Assets
Cash and due from banks	$19,129	$18,253
Interest-bearing demand deposits	660	1

Cash and cash equivalents	19,789	18,254
Interest-bearing deposits	985	985
Investment securities, available for sale	282,884	281,282
Loans held for sale	5,468	3,836
Loans, net of allowance for loan losses of $8,390 and $7,193	705,269	556,849
Premises and equipment	21,946	17,561
Federal Reserve and Federal Home Loan Bank stock	12,499	11,279
Goodwill	5,787	158
Other intangible assets	2,875	58
Interest receivable	5,678	4,688
Other assets	21,139	18,881

Total assets	$1,084,319	$913,831

Liabilities
Deposits
Noninterest bearing	$86,311	$58,015
Interest bearing	698,773	554,202

Total deposits	785,084	612,227
Short-term borrowings	72,108	82,281
Long-term borrowings	137,626	139,705
Subordinated debentures	27,837	22,682
Interest payable	1,729	1,024
Other liabilities	5,781	5,490

Total liabilities	1,030,165	863,399

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 4,911,741 and 4,778,608 shares	1,092	1,062
Additional paid-in capital	24,714	22,729
Retained earnings	46,882	43,092
Restricted stock, unearned compensation	(813)	(972)
Accumulated other comprehensive income	(697)	894
Less treasury stock, at cost, 1,755,158 and 1,732,486 shares	(17,024)	(16,373)

Total stockholders’ equity	54,154	50,432

Total liabilities and stockholders’ equity	$1,084,319	$913,831

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$12,662	$8,411	$31,716	$24,338
Investment securities
Taxable	2,502	1,641	7,328	5,195
Tax exempt	610	566	1,760	1,699

Total interest income	15,774	10,618	40,804	31,232

Interest Expense
Deposits	4,735	2,609	11,348	7,817
Federal funds purchased and short-term borrowings	578	94	1,405	274
Federal Home Loan Bank advances	1,465	1,358	4,362	4,177
Subordinated debentures	448	156	1,109	462

Total interest expense	7,226	4,217	18,224	12,730

Net Interest Income	8,548	6,401	22,580	18,502
Provision for loan losses	360	207	1,071	681

Net Interest Income after Provision for Loan Losses	8,188	6,194	21,509	17,821

Other Income
Service charges on deposit accounts	766	807	1,887	2,308
Fiduciary activities	645	595	1,964	1,930
Commission income from insurance agency	—	56	46	343
Wire transfer fees	120	206	326	412
Gain on sale of loans	474	770	1,341	1,713
Increase in cash surrender value of Bank owned life insurance	125	141	361	377
Other income	373	286	1,329	943

Total other income	2,503	2,861	7,254	8,026

Other Expenses
Salaries and employee benefits	4,221	3,903	12,471	10,838
Net occupancy expenses	605	461	1,612	1,382
Data processing and equipment expenses	704	498	1,736	1,487
Other expenses	2,258	1,777	5,920	5,290

Total other expenses	7,788	6,639	21,739	18,997

Income Before Income Tax	2,903	2,416	7,024	6,850
Income tax expense	875	654	2,013	1,767

Net Income	$2,028	$1,762	$5,011	$5,083

Basic Earnings Per Share	$.66	$.59	$1.64	$1.70

Diluted Earnings Per Share	$.64	$.56	$1.59	$1.63
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

					Restricted	Accumulated
		Additional			Stock,	Other
	Common	Paid-in	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Income	Earnings	Compensation	Income	Stock	Total

Balances, December 31, 2004	$1,062	$22,729		$43,092	$(972)	$894	$(16,373)	$50,432
Net income			$5,011	5,011				5,011
Other comprehensive income, net of tax, unrealized losses on securities			(1,591)			(1,591)		(1,591)

Comprehensive income			$3,420

Exercise of stock options	30	1,534						1,564
Tax benefit related to stock options		451						451
Purchase treasury stock							(651)	(651)
Amortization of unearned compensation					159			159
Cash dividends ($.39 per share)				(1,221)				(1,221)

Balances, September 30, 2005	$1,092	$24,714		$46,882	$(813)	$(697)	$(17,024)	$54,154

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2005	2004
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$5,011	$5,083
Items not requiring (providing) cash
Provision for loan losses	1,071	681
Depreciation and amortization	1,633	1,132
Federal Home Loan Bank stock dividend	(251)	(349)
Mortgage servicing rights (recovery) impairment	(141)	(138)
Deferred income tax	293	594
Investment securities amortization, net	205	364
Gain on sale of loans	(1,341)	(1,713)
Proceeds from sales of loans	73,032	96,788
Loans originated for sale	(73,323)	(88,673)
Gain on sale of other real estate owned	(45)	(12)
Loss on sale of fixed assets	7	3
Increase in cash surrender value of life insurance	(361)	(414)
Net change in
Interest receivable	(461)	(260)
Interest payable	563	(20)
Other assets	(485)	82
Other liabilities	(1,134)	(722)

Net cash provided by operating activities	4,273	12,426

Investing Activities
Net change in interest-bearing deposits	4,702	(17,983)
Purchases of securities available for sale	(35,111)	(79,753)
Proceeds from maturities, calls, and principal repayments of securities available for sale	54,144	88,674
Net change in loans	(63,386)	(57,653)
Proceeds from sale of fixed assets	116	43
Charge-offs on loans	342	253
Proceeds from sale of other real estate owned	484	77
Purchases of premises and equipment	(865)	(2,073)
Purchase of bank owned life insurance	—	(12,000)
Acquisition, net of cash	(2,901)	—

Net cash used in investing activities	(42,475)	(80,415)

Financing Activities
Net change in
Deposits	55,731	64,950
Short-term borrowings	(12,058)	3,639
Proceeds from long-term borrowings	72,000	63,300
Repayment of long-term borrowings	(76,079)	(76,117)
Issuance of stock	2,015	696
Purchase of treasury stock	(651)	(848)
Dividends paid	(1,221)	(1,084)

Net cash provided by financing activities	39,737	54,536

Net Change in Cash and Cash Equivalents	1,535	(13,453)

Cash and Cash Equivalents, Beginning of Period	18,254	45,464

Cash and Cash Equivalents, End of Period	$19,789	$32,011

Additional Cash Flows Information
Interest paid	$17,486	$12,736
Income tax paid	1,050	903
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)
Note 1: Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly owned subsidiaries, Horizon Bank, N.A. (Bank), and HBC Insurance Group, Inc. (Insurance Company). The Insurance Company was liquidated in 2004. All intercompany balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2005 and September 30, 2004 are not necessarily indicative of the operating results for the full year of 2005 or 2004. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of shares used in the computation of earnings per share is as follows:

Three Months Ended September 30	2005	2004

Basic	3,074,705	2,998,563

Diluted	3,165,847	3,121,286

Nine Months Ended September 30	2005	2004

Basic	3,052,821	2,991,203

Diluted	3,154,808	3,119,417
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
Note 1: Accounting Policies (continued)
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

Three Months Ended September 30	2005	2004

Net income, as reported	$2,028	$1,762
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(7)	(16)

Pro forma net income	$2,021	$1,746

Earnings per share
Basic — as reported	$.66	$.59
Basic — pro forma	.66	.58
Diluted — as reported	.64	.56
Diluted — pro forma	.64	.56

Nine Months Ended September 30	2005	2004

Net income, as reported	$5,011	$5,083
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(27)	(106)

Pro forma net income	$4,984	$4,977

Earnings per share
Basic — as reported	$1.64	$1.70
Basic — pro forma	1.63	1.66
Diluted — as reported	1.59	1.63
Diluted — pro forma	1.58	1.59

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)
Note 2: Investment Securities

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$69,270	$—	$(1,306)	$67,964
State and municipal	64,895	2,286	(93)	67,088
Federal agency collateralized mortgage obligations	16,457	—	(202)	16,255
Federal agency mortgage backed pools	125,736	288	(1,979)	124,045
Private collateralized mortgage obligations	6,967	—	(115)	6,852
Corporate Notes	632	48	—	680

Total investment securities	$283,957	$2,622	$(3,695)	$282,884

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$86,348	$12	$(734)	$85,626
State and Municipal	54,881	2,493	(47)	57,327
Federal agency collateralized mortgage obligations	13,380	14	(56)	13,338
Federal agency mortgage backed pools	124,666	639	(997)	124,308
Corporate notes	632	51	—	683

Total investment securities	$279,907	$3,209	$(1,834)	$281,282

The amortized cost and fair value of securities available for sale at September 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$949	$948
One to five years	70,437	69,335
Five to ten years	20,051	20,254
After ten years	43,360	45,195

	134,797	135,732
Federal agency collateralized mortgage obligations	16,457	16,255
Private collateralized mortgage obligations	6,967	6,852
Federal agency mortgage backed pools	125,736	124,045

	$283,957	$282,884

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)
Note 3: Loans

	September 30,	December 31,
	2005	2004

Commercial loans	$267,369	$203,966
Mortgage warehouse loans	108,582	127,992
Real estate loans	140,643	89,139
Installment loans	197,065	142,945

	713,659	564,042
Allowance for loan losses	(8,390)	(7,193)

Total loans	$705,269	$556,849

Note 4: Allowance for Loan Losses

	September 30,	September 30,
	2005	2004

Allowance for loan losses
Balances, beginning of period	$7,193	$6,909
Allowance acquired in acquisition	557	—
Provision for losses, operations	1,071	681
Recoveries on loans	342	253
Loans charged off	(773)	(812)

Balances, end of period	$8,390	$7,031

Note 5: Nonperforming Assets

	September 30,	December 31
	2005	2004

Nonperforming loans	$2,408	$1,358
Other real estate owned	164	276

Total nonperforming assets	$2,572	$1,634

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Share and Per Share Data)
Note 6: Acquisition
On June 10, 2005, Horizon acquired Alliance Financial Corporation and its wholly-owned bank subsidiary, Alliance Banking Company (collectively referred to as Alliance). Horizon purchased the outstanding shares of Alliance for $42.50 per share in cash. The cost of the transaction, including legal, accounting, and investment fees was $13.348 million. The assets and liabilities of Alliance were recorded on the balance sheet at their fair value as of the acquisition date. The results of Alliance’s operations have been included in Horizon’s consolidated statement of income from the date of acquisition. The acquisition resulted in $5.629 million of goodwill and $2.952 million of core deposit intangible being recorded. The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as through the merger had taken place January 1, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net interest income	$8,548	$24,587
Net Income	2,028	4,079

Per Share — combined:

Basic net income	$.66	$1.33

Diluted net income	.64	1.29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Months Ended September 30, 2005
Forward–Looking Statements
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
Horizon considers the allowance for loan losses of $8.390 million adequate to cover losses inherent in the loan portfolio as of September 30, 2005. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.
Acquisition
On June 10, 2005, Horizon acquired Alliance Financial Corporation and its wholly-owned bank subsidiary, Alliance Banking Company (collectively referred to as Alliance). Horizon purchased the outstanding shares of Alliance for $42.50 per share in cash. The total cost of the transaction, including legal, accounting and investment fees was $13.348 million. The results of Alliance’s operations have been included in Horizon’s consolidated statement of income from the date of acquisition. The acquisition resulted in $5.629 million of goodwill and $2.952 million of core deposit intangible being recorded. The acquisition is not considered to be a significant acquisition as defined by regulations.
Prior to the acquisition, Horizon operated ten offices throughout Northern Indiana and two offices in St. Joseph, Michigan. Alliance operated three offices in Southwest Michigan in the towns of Harbert, New Buffalo, and Three Oaks and one office in Michigan City, Indiana. The Michigan City office was downsized to a drive-up facility only on July 16, 2005, due to its proximity to Horizon’s main office, which has no drive-up. The acquisition of Alliance has expanded Horizon’s geographical presence in its market area.
Alliance offered banking products with similar terms and features as those offered by Horizon.
Financial Condition
Overview
Total assets increased $170 million from December 31, 2004 to September 30, 2005, with the acquisition of Alliance representing a significant component of the increase. The most significant changes in assets were increases in loans, premise and equipment and goodwill. For the funding side of the balance sheet, deposits and subordinated debentures increased while borrowings decreased.
Cash and Cash Equivalents
During the first nine months of 2005, cash and cash equivalents increased $1.5 million. While the level of cash and cash equivalents remains relatively stable, it is common for significant fluctuations in carrying amounts due to large municipal deposit balances

Investment Securities
Investment securities increased $1.6 million from December 31, 2004 to September 30, 2005. Included in this increase is $23.2 million of investments acquired through the Alliance transaction. Additionally, Horizon has purchased $35 million of securities during the nine month period ending September 30, 2005. These increases are offset by maturities, calls, and prepayments of securities of $54 million.
Loans
Gross loans increased $149.6 million from December 31, 2004 to September 30, 2005. The Alliance acquisition contributed to $87.5 million of this increase. In addition to the acquisition, Horizon experienced loan growth in commercial, real estate, and installment loans totaling $81.5 million while the mortgage warehouse loan portfolio decreased $19.4 million.
Commercial loans increased as a result of Horizon penetrating new market areas, primarily Berrien County, Michigan and St. Joseph and Elkhart counties in Indiana. The increase was primarily in loans secured by commercial real estate and commercial term loans with new customer relationships. Real estate loans increased due to adjustable rate mortgages held in the Bank’s portfolio instead of being sold into the secondary market. Installment loan growth primarily related to home equity loans and indirect automobile loans. Mortgage warehouse loans fluctuate depending on the activity of the underlying network of originators; this line of business is volatile and is affected by economic conditions.
Allowance for Loan Losses
At September 30, 2005, the total allowance for loan losses was $8.4 million as compared to $7.2 million at December 31, 2004. The allowance for loan losses to total loans is 1.18% at September 30, 2005 compared to 1.28% at December 31, 2004. The increase of $1.2 million for the nine months was due in part to the allowance acquired in the Alliance transaction totaling $557 thousand; the remaining increase was due to the provision for loan losses of $1.071 million exceeding net charge-offs of $431 thousand.
Horizon analyzes the adequacy of the allowance for loan losses on a bank-wide basis. While historical factors related to Horizon and Alliance are considered in the analysis, the overall methodology used in analyzing the adequacy of the allowance is consistent for loans originated by Horizon and those acquired in the Alliance transaction.
Non-performing loans have increased from $1.357 million or .24% of total loans At December 31, 2004 to $2.407 million or .33% of total loans at September 30, 2005. The increase relates to commercial loans. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of September 30, 2005.
Deposits
Deposits increased $172.9 million during the first nine months of 2005 with the Alliance acquisition contributing to $117.1 million of this increase. The remaining deposit increase is largely attributable to increases in public funds and brokered deposits.
Subordinated Debentures and Borrowings
Subordinated debentures increased $5.2 million as Alliance had subordinated debentures outstanding at the time of acquisition. The terms of the Alliance subordinated debentures are similar to those previously issued by Horizon.

Short-term borrowings consist of overnight funds from the Federal Home Loan Bank and repurchase agreement lines of credit. Long-term borrowings are primarily advances from the Federal Home Loan Bank. Short-term and long-term borrowings decreased in total by $12.3 million primarily due to a shift in funding sources between deposits and borrowings.
Stockholders’ Equity
Stockholders’ equity totaled $54.2 million as of September 30, 2005 compared to $50.4 million as of December 31, 2004. The change in stockholders’ equity during the nine months ended September 30, 2005 is the result of net income and the issuance of new shares for the exercise of stock options, offset by dividends declared, a decrease in the market value of investment securities available for sale, and the purchase of treasury stock.
At September 30, 2005, the ratio of stockholders’ equity to assets was 4.99% compared to 5.52% at December 31, 2004. The decrease in the ratio was the result of the Alliance transaction which was acquired using cash rather than issuing stock.
Liquidity and Capital Resources
During the nine months ended September 30, 2005, cash and cash equivalents increased by approximately $1.5 million. The increase was attributable to cash provided by operations of $4.3 million, uses of cash for investing activities of $42.7 million and cash provided by financing activities of $39.7 million. Mortgage banking activities, consisting of originating and selling loans, is the most significant operating activity that impacts cash. For the nine months ended September 30, 2005, Horizon had loan originations of held for sale loans of $73.3 million and proceeds from the sale of loans of $73.0 million.
Proceeds from the sales, maturities, calls and principle repayments of available for sale securities provided cash of $54.1 million for the nine months ended September 30, 2005. This was offset by uses of cash for investing activities through purchases of investments totaling $35.1 million and a net increase in loans of $63.4 million. The Alliance acquisition resulted in a net use of cash of $2.9 million after considering cash of $10.4 million which was acquired in the transaction.
The net increase in deposits provided Horizon with $55.7 million of cash for the nine months ended September 30, 2005. The activity on short-term and long-term borrowings resulted in a use of cash of $16.1 million for the same period. As previously discussed, there was a shift in funding sources between deposits and borrowings during the nine months ended September 30, 2005.
Sources of liquidity for Horizon include earnings, new deposits, loan repayments, investment security sales and maturities, sales of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At September 30,2005, the Bank has available $214 million in unused credit lines with various money center banks and the FHLB.
Regulatory Capital
During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at September 30, 2005.

There have been no other material changes in Horizon’s capital resources from December 31, 2004 to September 30, 2005.

Material Changes in Results of Operations — Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
Overview
During the nine months ended September 30, 2005, net income totaled $5.011 million or $1.59 per diluted share compared to $5.083 million or $1.63 per diluted share for the same period in 2004.
The results of operations include operations of Alliance since June 10, 2005, the date of acquisition.
Net Interest income
Net interest income was $22.580 million for the nine months ended September 30, 2005 as compared to $18.502 million for the same period of 2004. Average earning assets increased to $794 million for the nine month period ended September 30, 2005 from $601 million for the same period of the prior year. Increases were experienced in all significant loan categories with the exception of mortgage warehouse loans. Average mortgage warehouse loans decreased $29 million from the nine-month period ended September 30, 2004 to the same period of 2005.
The net interest margin declined slightly from 3.37% for the nine months ended September 30, 2004 period to 3.28% for the nine months ended September 30, 2005. During this same time, the yield on interest earning assets increased from 5.64% to 5.91%, which is mostly attributable to an increase in the yield on loans from 5.85% to 6.33%. The cost of funds increased from 2.27% for the first nine months of 2004 to 2.635 for the first nine months of 2005. Cost increases came primarily in Money Market Accounts and negotiable Certificates of Deposit. The net interest margin was positively impacted by $200 thousand due to the payoff of certain loans acquired at a discount through the Alliance acquisition. The yield on interest earning assets, exclusive of this one time income, would have been 5.88%. Net interest margin would have been 3.25% for the nine month period ending September 30, 2005.
Provision for loan losses
The provision for loans losses totaled $1.071 million for the nine months ended September 30, 2005 compared to $681 thousand for the same period of the prior year. The provision for loan losses is determined based on the analysis described in the Critical Accounting Policies.
Non-interest Income
Total non-interest income was $7.254 million for the nine months ended September 30, 2005 compared to $8.026 million for the same period in 2004. The decrease of $772 thousand resulted from decreases in all significant components of non-interest income, primarily service charges on deposit accounts, wire transfer fees, commission income from the insurance agency, and gain on sale of loans. Partially offsetting the declines during this period, were a recovery of impairment on the mortgage servicing asset, increases in merchant discount charges, and mortgage brokerage fees.         .
Non-interest expense
Total non-interest expense was $21.739 for the nine months ended September 30, 2005 compared to $18.997 million for the same period in 2004. The majority of the net increase of $2.742 million was due to additional human resource costs to support Horizon’s expansion into new and existing markets and increased cost of employee benefits. Since the prior year, Horizon added offices in St. Joseph, Michigan and South Bend, Indiana. Net occupancy costs, data processing and equipment costs and other expenses also increased mainly due to the expansion.

Material Changes in Results of Operations — Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Overview
During the three months ended September 30, 2005, net income totaled $2.028 million or $.64 per diluted share compared to $1.762 million or $.56 per diluted share for the same period in 2004.
Net Interest Income
Net interest income was $8.548 million for the three months ended September 30, 2005, compared to $6.401 million for the same period 2004. This increase was the result of an increase in average earning assets from $762 million for the three month period ended September 30, 2004 to $1.019 million for the three month period ended September 30, 2005. This increase in earning assets was partially offset by a decrease net interest margin from 3.59% in the third quarter of 2004 to 3.36% in the current quarter. Similar to the results for the nine month period ended September 30, 2005, the costs of liabilities increased by more than the yield on interest earning assets. As previously discussed, the payoff of loans acquired at a discount in the Alliance acquisition had a positive impact of $200 thousand dollars on net interest income in the current quarter. Excluding the interest income on the Alliance loans that were paid in full, the net interest margin would have been 3.29% for the quarter.
Provision for Loan Losses
The provision for loan losses totaled $360 thousand for the three months ended September 30, 2005 compared to $207 thousand for the same period of the prior year. The provision for loan losses is determined based on the analysis described in the Critical Accounting Policies.
Non-interest Income
Total non-interest income was $2.503 million for the three months ended September 30, 2005, compared to $2.861 million for the same three month period in 2004. The decrease of $358 thousand was primarily due to the gains on sale of loans which decreased by $296 thousand. During the third quarter of 2004, approximately $25 million of portfolio mortgage loans were sold generating a gain of $394 thousand. There have been no sales of portfolio loans during 2005.
Non-interest Expense
Non-interest expense was $7.788 million for the three months ended September 30, 2005 compared to $6.639 million for the same period in 2004. The net increase of $1.149 million was largely due to recognizing a full quarter of expenses related to the additional staff, occupancy and other expenses for the new branch locations acquired through the Alliance acquisition and new branches opened since the fourth quarter of 2004. New branches opened since the fourth quarter of 2004 include Niles Road in St. Joseph, Michigan and Main Street, in South Bend, Indiana.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon’s 2004 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2004 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2005, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes In Internal Control Over Financial Reporting
There were no changes in Horizon’s internal control over financial reporting identified in connection with Horizon’s evaluation of controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2005
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table presents information with respect to purchases that the Company made of its Common Stock during the quarter ended September 30, 2005:
Issuer Purchases of Equity Securities

Minimum
			Total Number of	Number of
	Total		Shares Purchased	Shares That may
	Number of		as Part of Publicly	yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plan or
	Purchased	Paid Per Share	or Programs	Program

July 1, 2005 through July 31, 2005	—	$—	—	—
August 1, 2005 through August 31, 2005	—	—	—	—
September 1, 2005 through September 30, 2005	13,919 (1)	27.75	—	—

(1)	The 13,919 shares redeemed were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to Horizon as payment for taxes associated with option exercises.
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

HORIZON BANCORP
11-10-2005	/s/ Craig M. Dwight
Date	BY: Craig M. Dwight
President and Chief Executive Officer

11-10-2005	/s/ James H. Foglesong
Date	BY: James H. Foglesong
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.
Exhibit
31.1	Certification of Craig M. Dwight

31.2	Certification of James H. Foglesong

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.