Form 10-K
period 2005-12-31
HORIZON BANCORP /IN/
filed 2006-03-24
CIK 706129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 0-10792
Horizon Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Square, Michigan City	46360
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 219-879-0211
Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the average bid price of such stock as of June 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $60,671,760.
As of March 15, 2006, the registrant had 3,228,382 shares of Common Stock outstanding.
Documents Incorporated by Reference

Part of Form 10-K into which
Document	portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 4, 2006 annual meeting of shareholders	III

Horizon Bancorp
2005 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
General
Horizon Bancorp (“Horizon”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern Indiana and Southwestern Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”) and other affiliated entities. Horizon operates as a single segment which is commercial banking. Horizon’s Common Stock is traded on the Nasdaq Capital Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking.
On June 10, 2005, Horizon acquired Alliance Financial Corporation and its wholly owned bank subsidiary, Alliance Banking Company (collectively referred to as Alliance). Alliance had three offices in southwest Michigan, and one office in Michigan City, Indiana, $141 million of assets and $117 million of deposits at the date of the acquisition. See Note 2 of the Consolidated Financial Statements for further discussion regarding the acquisition.
On August 1, 2005, the Bank opened a full service branch in South Bend, Indiana. The Bank also has four offices in LaPorte County, Indiana, three offices in Porter County, Indiana, one office in Lake County, Indiana, and one office in Elkhart County, Indiana. At December 31, 2005, the Bank had total assets of $1,128 million and total deposits of $856 million. The Bank has three wholly-owned subsidiaries: Horizon Trust & Investment Management, N.A. (“Horizon Trust”), Horizon Investments, Inc. (“Horizon Investments”) and Horizon Insurance Services, Inc. (“Horizon Insurance”). Horizon Trust offers corporate and individual trust and agency services and investment management services. Horizon Investments manages the investment portfolio of the Bank. Horizon Insurance offered a full line of personal insurance products until March 2005, at which time the majority of its assets were sold to a third party.
Horizon formed Horizon Statutory Trust I in 2002 (“Trust I”) and Horizon Bancorp Capital Trust II (“Trust II”) in 2004 for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005 which formed Alliance Financial Statutory Trust I (“Alliance Trust”) . See Note 11 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.
No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2005, revenues from loans accounted for 67% of the total consolidated revenue. For the same year, revenues from investment securities accounted for 18% of total consolidated revenue.
Employees
The Bank, Horizon Trust and Horizon Insurance employed approximately 283 full and part-time persons as of December 31, 2005. Horizon does not have any employees.
Competition
A high degree of competition exists in all major areas where Horizon engages in business. The Bank’s primary market consists of LaPorte and Porter Counties, Indiana, and Berrien County, Michigan. The Bank competes with commercial banks located in LaPorte County and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.
Based on deposits as of June 30, 2005, the Bank was the largest of the 11 bank and thrift institutions with offices in LaPorte County with 39.14% of the deposits and the fifth largest of the 15 institutions with offices in Porter County with 8.28% of deposits. Horizon opened its first office in Berrien County, Michigan in 2003 and as of June 30, 2005, was the fourth largest of the 10 bank and thrift institutions with deposits in that county with 7.29% of the deposits. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov ).
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
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. As a condition of approval for the Alliance acquisition, the OCC required the Bank to maintain regulatory capital ratios at 100 basis points above the well capitalized minimums. The Bank exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2005. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2005, see the information in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.
The Bank is (i) subject to the provisions of the National Bank Act; (ii) supervised, regulated, and examined by the OCC; and (iii) subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC. The Bank’s deposits are insured up to $100,000 per insured account by the Bank Insurance Fund, which is administered by the FDIC.
Both federal and state law extensively regulates various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to or the prior approval of the OCC.
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

The FDICIA accomplished a number of sweeping changes in the regulation of depository institutions and their holding companies. The FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.
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
The USA PATRIOT Act of 2001 (the “PATRIOT Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. Horizon does not anticipate that these changes will materially affect its operations.
On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934 (the “1934 Act”). In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Management expects that significant additional efforts and expense will continue to be required to comply with the provisions of the Sarbanes-Oxley Act.
The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) amended the Fair Credit Reporting Act and made permanent certain federal preemptions that form the basis for a national credit reporting system. The FACT Act was also intended to (i) address identity theft, (ii) increase access to credit information, (iii) enhance the accuracy of credit reporting, (iv) facilitate the opt-out by consumers from certain marketing solicitations, (v) protect medical information, and (vi) promote financial literacy. The statute applies to credit reporting agencies (commonly referred to as “credit bureaus”), financial institutions, other users of credit reports and those who furnish information to credit bureaus.

On February 8, 2006, President Bush signed into law deposit insurance reform legislation. The new legislation provides for the merger of the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a new Deposit Insurance Fund. The legislation directs the FDIC to develop a new system of assessing premiums and provides that institutions will receive credits for past premium payments that can be applied against future assessments. The legislation also makes other changes, including increasing the coverage level per account for retirement accounts to $250,000 and, beginning in 2011, will allow the FDIC to index the general $100,000 per account coverage every five years to keep pace with inflation.
In addition to the matters discussed above, Horizon Bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit, and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.
Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or Horizon and its affiliates will be affected.
BANK HOLDING COMPANY STATISTICAL DISCLOSURES
I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Information required by this section of Securities Act Industry Guide 3 is presented in Management’s Discussion and Analysis as set forth in Item 7 below, herein incorporated by reference.

II.	INVESTMENT PORTFOLIO
A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale at December 31, 2005, 2004, and 2003:

	2005		2004		2003
(In thousand)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Available for Sale
U.S. Treasury and U.S. Government agencies and corporations	$72,153	$70,367	$86,348	$85,626	$66,945	$66,772
State and municipal	64,608	65,972	54,881	57,327	57,799	60,230
Mortgage-backed securities	119,392	116,020	124,666	124,308	72,806	73,546
Collateralized mortgage obligations	22,781	22,153	13,380	13,338	14,354	14,488
Corporate notes	632	665	632	683	600	659

Total investment securities	$279,566	$275,177	$279,907	$281,282	$212,504	$215,695

INVESTMENT PORTFOLIO (continued)
B.	The following is a schedule of maturities of each category of debt securities and the related weighted-average yield of such securities as of December 31, 2005:

			After One Year		After Five Years
	One Year or		Through Five		Through Ten
	Less		Years		Years		After Ten Years
(In Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale
U.S. Treasury and U.S. Government agency securities (1)	$5,909	3.38%	$57,594	3.41%	$6,864	3.72%
Obligations of states and political subdivisions	975	5.58%	8,472	4.40%	24,492	4.32%	$32,033	4.46%
Mortgage-backed securities (2)			36,684	4.71%	18,783	5.27%	60,553	4.86%
Collateralized mortgage obligations (2)			1,767	4.75%	2,357	4.17%	18,029	4.09%
Other securities							665	7.58%

Total	$6,884	3.69%	$104,517	3.89%	$52,496	4.39%	$111,280	4.64%

(1)	Fair value is based on contractual maturity or call date where a call option exists

(2)	Maturity based upon final maturity date
The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2005.

III.	LOAN PORTFOLIO
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

(In thousands)	2005	2004	2003	2002	2001

Commercial, financial, agricultural and commercial tax-exempt loans	$273,310	$203,966	$152,362	$111,897	$100,912
Mortgage warehouse loans	97,729	127,992	126,056	268,452	205,511
Real estate mortgage loans	159,312	89,139	67,428	73,910	80,571
Installment loans	202,383	142,945	101,872	81,534	79,807

Total loans	$732,734	$564,042	$447,718	$535,793	$466,801

LOAN PORTFOLIO (continued)
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2005:

		One
Maturing or repricing	One Year or	Through	After Five
(In thousands)	Less	Five Years	Years	Total

Commercial, financial, agricultural and commercial tax-exempt loans	$150,047	$110,253	$13,010	$273,310
The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed	Variable
(In thousands)	Rate	Rate

Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$69,936	$53,327
C.	Risk Elements
1.	Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

December 31 (In thousands)		2005	2004	2003	2002	2001

a.	Loans accounted for on a nonaccrual basis	$1,822	$1,358	$1,707	$1,217	$1,772
b.	Accruing loans which are contractually past due 90 days or more as to interest and principal payments	251		176	76	128
c.	Loans not included in (a) or (b) which are “Troubled Debt Restructuring’s” as defined by SFAS No. 15

	Totals	$2,073	$1,358	$1,883	$1,293	$1,900

The increase in nonaccrual loans in 2005 is primarily due to nonaccrual loans acquired from Alliance of $389 thousand, an increase in consumer and commercial loans of $44 thousand and $189 thousand, respectively. These increases were offset by a decrease in mortgage loans of $158 thousand. The decrease in nonaccrual loans in 2004 is primarily due to decreases in consumer loans of $125 thousand and mortgage loans of $337 thousand partially offset by an increase in commercial loans of $112 thousand. The increase in nonaccrual loans in 2003 is primarily due to increases in consumer loans of $89 thousand, mortgage loans of $254 thousand and commercial loans of $146 thousand. The decrease in nonaccrual loans in 2002 is primarily due to a decrease in commercial loans of $868 thousand partially offset by an increase in mortgage loans of $340 thousand.

LOAN PORTFOLIO (continued)

(In thousands)
Gross interest income that would have been recorded on nonaccrual loans outstanding as of December 31, 2005 in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$123
Interest income actually recorded on nonaccrual loans outstanding as of December 31, 2005 and included in net income for the period.	63

Interest income not recognized during the period on nonaccrual loans outstanding as of December 31, 2005.	$60

Discussion of Nonaccrual Policy

1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a nonaccruing loan. Further, it is management’s policy to place a commercial loan on a nonaccrual status when delinquent in excess of 90 days, unless the Loan Committee approves otherwise. The officer responsible for the loan, the senior lending officer and the senior collections officer must review all loans placed on nonaccrual status. The senior collections officer monitors the loan portfolio for any potential problem loans.

2.	Potential Problem Loans

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $583,000 and $428,000 at December 31, 2005 and 2004, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses totaled $492,000 and $65,000 at those respective dates. The average balance of impaired loans during 2005 and 2004 was $150,000 and $292,000, respectively.

3.	Foreign outstandings

None

4.	Loan Concentrations

As of December 31, 2005, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.
D.	Other Interest-Bearing Assets
There are no other interest-bearing assets as of December 31, 2005, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following is an analysis of the activity in the allowance for loan losses account:

(In thousands)	2005	2004	2003	2002	2001

LOANS
Loans outstanding at the end of the period (1)	$732,734	$564,042	$447,718	$535,793	$466,801
Average loans outstanding during the period (1)	640,758	514,916	512,441	478,311	426,821

(1)	Net of unearned income and deferred loan fees

	2005	2004	2003	2002	2001

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of the period	$7,193	$6,909	$6,255	$5,410	$4,803

Loans charged-off:
Commercial and agricultural loans	(305)	(161)		(244)	(149)
Real estate mortgage loans	(29)	(41)	(226)	(112)	(515)
Installment loans	(1,096)	(863)	(758)	(841)	(917)

Total loans charged-off	(1,430)	(1,065)	(984)	(1,197)	(1,581)

Recoveries of loans previously charged-off:
Commercial and agricultural loans	161	79	20	90	115
Real estate mortgage loans	2	2	23	24	301
Installment loans	364	278	245	303	267

Total loan recoveries	527	359	288	417	683

Net loans charged-off	(903)	(706)	(696)	(780)	(898)
Provision charged to operating expense	1,521	990	1,350	1,625	1,505
Acquired through acquisition	557

Balance at the end of the period	$8,368	$7,193	$6,909	$6,255	$5,410

Ratio of net charge-offs to average loans outstanding for the period	(.14)%	(.14)%	(.14)%	(.16)%	(.21)%

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

Allocation of the Allowance for Loan Losses at December 31 (thousands)

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loan	Amount	Loans

Commercial, financial and agricultural	$2,733	37%	$2,469	36%	$1,829		$1,732	21%	$1,678	22%
Real estate mortgage	585	22	808	16	834	12%	712	14	641	17
Mortgage warehousing	1,958	13	2,029	23	2,445	37	2,007	50	1,357	44
Installment	2,958	28	1,860	25	1,524	23	1,574	15	1,702	17
Unallocated	134		27		277		230		32

Total	$8,368	100%	$7,193	100%	$6,909	100%	$6,255	100%	$5,410	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2005, Horizon processed over $2.4 billion in mortgage warehouse loans.

V.	DEPOSITS

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

The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by U.S. Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of stockholders’ equity at the end of the period.

December 31 (thousands)	2005	2004
Outstanding at year end	$35,824	$27,681
Approximate weighted-average interest rate at year-end	2.54%	1.40%
Highest amount outstanding as of any month-end during the year	$35,868	$29,371
Approximate average outstanding during the year	$26,430	$20,877
Approximate weighted-average interest during the year	1.97%	.95%

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
A cautionary note about forward-looking statements: In its oral and written statements, Horizon from time to time includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about Horizon’s financial and business performance as well as economic and market conditions. They often can be identified by the use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe” or “anticipate.”
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
Other risks and uncertainties that could affect Horizon’s future performance are set forth immediately below in Item 1A — Risk Factors
ITEM 1A. RISK FACTORS
As a financial institution, we are subject to a number of types of risks. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:
•	credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	market risk: the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;

•	liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs; and

•	operational risk: the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events.
Investors should consider carefully these risks and the other risks and uncertainties described below. Any of the following risks could materially adversely affect our business, financial condition or operating results which could cause our stock price to decline. The risks and uncertainties described below are not, however, the only ones that we may face. Additional risks and uncertainties not currently known to us, or that we currently believe are not material, could also materially adversely affect our business, financial condition or operating results.
Our financial performance may be adversely impacted if we are unable to continue to grow our commercial and consumer loan portfolios, obtain low-cost funds and compete with other providers of financial services.
Our ability to maintain our history of record earnings year after year will depend, in large part, on our ability to continue to grow our commercial and consumer loan portfolios and obtain low-cost funds. During 2004 and 2005, we focused on increasing commercial and consumer loans, and we intend to continue to emphasize and grow these types of loans in the foreseeable future. This represented a shift in our emphasis from 2002 and 2003 when we focused on mortgage banking services, which generated a large portion of our income during those years.

We have also funded our growth with low-cost consumer deposits, and our ability to sustain our growth will depend in part on our continued success in attracting such deposits or finding other sources of low-cost funds.
Another factor in maintaining our history of record earnings will be our ability to expand our scope of available financial services to our customers in an increasingly competitive environment. In addition to other banks, our competitors include credit unions, securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. Competition is intense in most of our markets. We compete on price and service with our competitors. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform.
Our commercial and consumer loans expose us to increased credit risks.
We have a large percentage of commercial and consumer loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans also typically have much larger loan balances than residential mortgage loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses.
Changes in market interest rates could adversely affect our financial condition and results of operations.
Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin, and therefore, decrease our profitability.
We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.
An economic slowdown in Northwestern Indiana and Southwestern Michigan could affect our business.
Our primary market area for deposits and loans consists of LaPorte and Porter Counties in Northwestern Indiana and Berrien County in Southwestern Michigan. An economic slowdown in these areas could hurt our business. Possible consequences of such a downturn could include the following:
•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral for loans; and

•	a decline in the demand for our products and services.

We are subject to increased regulatory capital requirements.
As a condition to the approval of our acquisition of Alliance Financial Corporation in 2005, the OCC, our primary regulator, required us to maintain regulatory capital ratios at 100 basis points above the well capitalized minimums. This could affect our ability to compete with other financial institutions not required to maintain these higher capital levels by limiting our ability to grow assets. The OCC has not told us when these increased capital requirements will be lifted, but as of December 31, 2005, we exceeded these heightened capital requirements.
If we are required to change the classification of our mortgage warehouse loans for capital purposes, this could restrict the capital we have available for further growth.
We purchase home mortgages from mortgage companies under warehouse agreements whereby the mortgage company has the right to repurchase the loan. We have historically classified these loans as “home mortgage loans” for call report and regulatory capital purposes as opposed to treating them as “other loans.” During the course of a routine, periodic examination by bank regulatory authorities commenced in February 2003, the examination personnel raised the issue of whether our mortgage warehouse loans should be treated as “other loans” for call report purposes. We submitted a position statement to the regulators in 2003 substantiating our classification of these loans and had various follow-up conversations with them thereafter. The regulatory authorities have never required us to change the classification of these loans, and we believe the matter is resolved; although the regulatory authorities have never told us this matter is settled. If we are required to change our treatment of these loans, it will change our calculations for risk-based capital and reduce our risk-based capital ratios which may restrict our ability to grow our assets.
Because our stock is thinly traded, it may be more difficult for you to sell your shares or buy additional shares when you desire to do so and the price may be volatile.
Although our common stock has been listed on The Nasdaq Capital Market since December 2001, our common stock is thinly traded. Average daily trading volume during 2005 was only 2,914 shares. The prices of thinly traded stocks, such as ours, are typically more volatile than stocks traded in a large, active public market and can be more easily impacted by sales or purchases of large blocks of stock. Thinly traded stocks are also less liquid, and because of the low volume of trades, you may be unable to sell your shares when you desire to do so.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not have to increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance.
Our mortgage warehouse and indirect lending operations are subject to a higher fraud risk than our other lending operations.
We buy loans originated by mortgage bankers and automobile dealers. Because we must rely on the mortgage bankers and automobile dealers in making and documenting these loans, there is an increased risk of fraud to us on the part of the third-party originators and the underlying borrowers. In order to guard against this increased risk, we perform investigations on the loan originators we do business with, and we review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance. However, there is no guarantee that our procedures will detect all cases of fraud or legal noncompliance.

We are subject to extensive regulation and changes in laws, regulations and policies could adversely affect our business.
Our operations are subject to extensive regulation by federal agencies. See “Supervision and Regulation” in the description of our Business in Item 1 above for detailed information on the laws and regulations to which we are subject. Changes in applicable laws, regulations or regulator policies could materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine.
Our inability to continue to accurately process large volumes of transactions could adversely impact our business and financial results.
In the normal course of business, we process large volumes of transactions. If systems of internal control should fail to work as expected, if systems are used in an unauthorized manner, or if employees subvert the system of internal controls, significant losses could result.
We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by persons inside or outside the company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.
We establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, losses from operational risk may occur, including the effects of operational errors.
While we continually monitor and improve the system of internal controls, data processing systems, and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not have to increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The main office of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing and information technology departments of the Bank. In addition to these principal facilities, the Bank has 14 sales offices located at:
3631 South Franklin Street, Michigan City, Indiana
113 W. First St., Wanatah, Indiana
1500 W. Lincolnway, LaPorte, Indiana
423 South Roosevelt Street, Chesterton, Indiana
4208 N. Calumet, Valparaiso, Indiana
2650 Willowcreek Road, Portage, Indiana
233 East 84th Drive, Merrillville, Indiana
811 Ship Street, St Joseph, Michigan
2608 Niles Road, St Joseph, Michigan
233 South Main Street, South Bend, Indiana
1808 East Bristol Street, Suite K, Elkhart, Indiana
500 West Buffalo Street, New Buffalo, Michigan
13696 Redarrow Highway, Harbert, Michigan
6801 West U.S. 12 Three Oaks, Michigan
Horizon owns all of the facilities, except for the South Bend, Elkhart, Portage and Merrillville, Indiana offices, which are leased from third parties.
ITEM 3. LEGAL PROCEEDINGS
No material pending legal proceedings, other than ordinary routine litigation incidental to the business to which Horizon or any of its subsidiaries is a party or of which any of their property is subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of Horizon’s stockholders during the fourth quarter of the 2005 fiscal year.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	67	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.

Craig M. Dwight	48	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001; President and Chief Administrative Officer of Horizon and President of the Bank since 1998.

Thomas H. Edwards	53	President and Chief Operating Officer of the Bank since January 2003; Executive Vice President and Senior Lender of Horizon and the Bank since 1999.

Lawrence J. Mazur	57	President and Chief Executive Officer of Horizon Trust & Investment Management, N.A. since January 2003; President of Horizon Trust & Investment Management, N.A. since December 1998; Secretary of Horizon Bancorp since 2001.

James H. Foglesong	60	Chief Financial Officer of Horizon and the Bank since January 2001; Executive Vice President and Chief Financial Officer, Security Financial Bancorp since 1995.

James D. Neff	46	Executive Vice President-Mortgage Banking of Horizon Bank since January 2004; Senior Vice President, Horizon Bank since October 1999.

Richard M. Leagre, Esq.	68	Vice President and General Counsel of Horizon since April 1, 2005; Partner, Barnes & Thornburg LLP (law firm) from September 1, 2003 until March 31, 2005; Senior Counsel of Leagre Chandler & Millard LLP (law firm) and Principal of Concord Partners (strategic advisory firm) from July 1, 1997 to August 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
(Table Dollar Amounts in Thousands)
Overview
In June of 2005, Horizon completed the purchase of Alliance. Included in the purchase were total assets of $141 million, including $29 million of investments and $86 million of loans. Total liabilities assumed in the purchase were $128 million, including deposits of $117 million and $9 million of borrowings.
In 2004, Horizon shifted the emphasis in lending from residential mortgage lending to more traditional commercial banking functions. This shift continued in 2005, and Horizon was able to continue to diversify its revenue streams. Commercial loans grew 34% to over $270 million and consumer loans increased by 42% to over $200 million. Residential portfolio loans increased 79% to over $159 million and mortgage warehouse loans decreased 24% to under $98 million. An improving local economy, strong sales effort and the addition of experienced lenders fueled the commercial growth. The southwest Michigan market continued to have its strong growth pattern. Consumer loans grew as a result of additional home equity lending in all markets and expansion of indirect lending into southwest Michigan.
An increase of 40% in deposits funded the increase in earning assets and provided liquidity to decrease borrowed funds by 17%.
Critical Accounting Policies
Horizon has established various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation the Company’s financial statements. The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in Part II, Item 8 on Form 10-K. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the following as critical accounting policies:
Allowance for Loan Losses
The allowance for loan losses, which is established through the provision for loan losses, is based on management’s evaluation of the level of allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore evaluates it for adequacy each quarter. Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different allowance for loan losses. Additional discussion regarding the allowance for loan losses is included the following Analysis of Financial Condition.
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Statement of Financial Accounting Standard (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2005, Horizon had core deposit intangibles of $2.780 million subject to amortization and $5.787 million of goodwill, which was not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Horizon has concluded that the recorded value of goodwill was not impaired.
Mortgage Servicing Rights
Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets on a servicing-retained basis. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates, original loan terms and whether the loans are fixed or adjustable rate mortgages. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets was to increase in the future, Horizon can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact Horizon’s financial condition and results of operations either positively or adversely.

Analysis of Financial Condition
Investment Securities
Horizon maintains a high quality investment portfolio with low credit risk. Investment securities totaled $275.177 million at December 31, 2005, and consisted of U. S. Treasury and Government Agency securities of $70.367 million (25.6)%; Municipal securities of $65.972 million (24.0)%; Mortgage-Backed securities of $116.020 million (42.2)%; collateralized mortgage obligations of $22.153 million (8.0)%; and corporate securities of $665 thousand (.2)%.
As indicated above, 50.2% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2005, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 3.96 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life. Management currently believes that prepayment risk on these securities is nominal.
At December 31, 2005 and 2004, all investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses added or subtracted, net of tax, directly to stockholders’ equity. This accounting method adds potential volatility to stockholders’ equity, but net income is not affected unless securities are sold. Net depreciation on these securities totaled $4.389 million, which resulted in a $2.853 million reduction, net of tax, to stockholders’ equity at December 31, 2005. This compared to an $894 thousand, net of tax, addition in stockholders’ equity at December 31, 2004.
As a member of the Federal Reserve and Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2005, Horizon has investments in the common stock of the Federal Reserve and Federal Home Loan Bank totaling $12.983 million compared to $11.279 million at December 31, 2004.
At December 31, 2005, Horizon does not maintain a trading account and is not using any derivative products for hedging or other purposes.

Loans
Total loans, the principal earning asset of the Bank, were $732.734 million at December 31, 2005. The current level of loans is an increase of 29.9% from the December 31, 2004, level of $564.042 million. As the table below indicates, the increase is related to growth in all lending areas except for mortgage warehouse loans which declined during 2005.

			Dollar	Percent
December 31	2005	2004	Change	Change

Real estate loans
1 – 4 family	$152,818	$85,694	$67,124	78.33%
Other	6,494	3,445	3,049	88.51

Total	159,312	89,139	70,173	78.72

Commercial loans
Working capital and equipment	130,410	99,783	30,627	30.69
Real estate, including agriculture	128,240	89,818	38,422	42.78
Tax exempt	2,529	5,804	(3,275)	(56.43)
Other	12,131	8,561	3,570	41.70

Total	273,310	203,966	69,344	34.00

Consumer loans
Auto	95,514	55,363	40,151	72.52
Recreation	7,708	4,969	2,739	55.12
Real estate/home improvement	36,767	32,079	4,688	14.61
Home equity	52,129	39,492	12,637	32.00
Unsecured	1,918	1,653	265	16.03
Other	8,347	9,389	(1,042)	(11.10)

Total	202,383	142,945	59,438	41.58

Mortgage warehouse loans
Prime	48,571	66,402	(17,831)	(26.85)
Sub-Prime	49,158	61,590	(12,432)	(20.19)

Total	97,729	127,992	(30,263)	(23.64)

Grand total	$732,734	$564,042	$168,692	29.91

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
Real Estate Loans
Real estate loans totaled $159.312 million or 21.7% of total loans as of December 31, 2005, compared to $89.139 million or 15.8% of total loans as of December 31, 2004. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2005, $52.129 million in home equity lines of credit compared to $39.492 million at December 31, 2004. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 4 of the consolidated financial statements.
Residential real estate lending is a highly competitive business. As of December 31, 2005, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	2005			2004
		Percent of			Percent of
	Amount	Portfolio	Yield	Amount	Portfolio	Yield

Fixed rate
Monthly payment	$43,752	27.46%	6.13%	$26,500	29.73%	5.85%
Biweekly payment	3,275	2.06	6.43	3,803	4.27	6.56

Adjustable rate
Monthly payment	112,240	70.45	5.29	58,781	65.94	5.20
Biweekly payment	45	.03	6.12	55	.06	4.20

Total	$159,312	100.00%	5.54%	$89,139	100.00%	5.44%

During 2005 and 2004, approximately $98 million and $106 million, respectively, of residential mortgages were sold into the secondary market. Horizon anticipates that the volume of mortgage loan activity will remain fairly constant in 2006. Overall mortgage activity is anticipated to decline, however, as Horizon enters new markets, originations in these markets should offset the overall decline.
In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances and number of loans serviced for others totaled approximately $164,885,000 and 1,971 and $171,367,000 and 2,048 at December 31, 2005 and 2004, respectively.
The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2005, totaled approximately $1,793,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2005	2004	2003

Mortgage Servicing Rights
Balances, January 1	$1,473	$1,429	$939
Servicing rights capitalized	239	482	860
Amortization of servicing rights	(434)	(438)	(370)

	1,278	1,473	1,429
Impairment allowance	(44)	(141)	(296)

Balances, December 31	$1,234	$1,332	$1,133

Commercial Loans
Commercial loans totaled $273.310 million or 37.3% of total loans as of December 31, 2005, compared to $203.966 million or 36.2% as of December 31, 2004. An improving local economy, a strong sales effort, the addition of experienced lenders and the Alliance acquisition all contributed to the commercial growth.
Commercial loans consisted of the following types of loans at December 31:

	2005			2004
			Percent of			Percent of
	Number	Amount	Portfolio	Number	Amount	Portfolio

SBA guaranteed loans	26	$4,782	1.75%	25	$6,110	3.00%
Municipal government	44	2,529	.93	20	5,804	2.85
Lines of credit	406	46,999	17.20	304	31,480	15.43
Real estate and equipment term loans	998	219,000	80.12	634	160,572	78.72

Total	1,474	$273,310	100.00%	983	$203,966	100.00%

Consumer Loans
Consumer loans totaled $202.383 million or 27.6% of total loans as of December 31, 2005, compared to $142.945 million or 25.3% as of December 31, 2004. The total consumer loan portfolio increased 41.6% in 2005. The growth in consumer loans resulted from an increase in the number of automobile dealers from whom Horizon buys loans. Growth also came in home equity lines of credit through increased marketing and a more competitive product.
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

At December 31, 2005, the allowance for loan losses was $8.368 million or 1.14% of total loans outstanding, compared to $7.193 million or 1.28% at December 31, 2004. During 2005, the provision for loan losses totaled $1.521 million compared to $990 thousand in 2004. Additionally, Horizon added $557 thousand to the allowance for homogeneous loan pools acquired through the Alliance acquisition. The allowance as a percent of total loans decreased due to strong credit quality and loan loss ratios which are better than those of Horizon’s peers. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2005.
Nonperforming Loans
Nonperforming loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning nonperforming loans to an earning asset basis. Nonperforming loans for the previous three years ending December 31 are as follows:

	2005	2004	2003

Nonperforming loans	$1,822	$1,358	$1,882
Nonperforming loans total 22% of the allowance for loan losses at December 31, 2005, compared to 19% and 27% of the allowance for loan losses on December 31, 2004 and 2003, respectively.
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
Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1 – 4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Other real estate owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

	2005	2004	2003

Other real estate owned	$23	$276	$15

Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are superior to those required for deposited funds. Total deposits were $855.566 million at December 31, 2005, compared to $612.217 million at December 31, 2004, or an increase of 39.7%. Average deposits and rates by category for the pervious three years ended December 31 are as follows:

	Average Balance Outstanding for			Average Rate Paid for the Year
	the Year Ended December 31			Ended December 31
	2005	2004	2003	2005	2004	2003

Noninterest-bearing demand deposits	$73,501	$62,634	$56,763
Interest-bearing demand deposits	165,767	104,909	90,614	1.44%	.46%	.38%
Savings deposits	38,231	36,265	34,955	.36	.20	.27
Money market	143,652	123,013	90,494	2.37	1.27	1.33
Time deposits	320,014	266,201	237,676	3.42	3.22	3.55

Total deposits	$741,165	$593,022	$510,502

Horizon continually revises and enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets. These product changes caused the changes in the average balances and rates paid as displayed in the table above.
Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2005:

Due in three months or less	$51,319
Due after three months through six months	9,639
Due after six months through one year	15,126
Due after one year	35,759
Interest expense on time certificates of $100,000 or more was approximately $2.059 million, $1.762 million and $1.757 million for 2005, 2004 and 2003, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2005, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

	Within One	One to Three	Three to	After Five
	Year	Years	Five Years	Years

Deposits	$711,501	$140,351	$3,118	$596
Long-term debt obligations (1)	$15,658	38,596	142	79,213
Subordinated debentures (2)				27,837

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 9 in Horizon’s Consolidated Financial Statements.

(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts I and II and those assumed in the acquisition of Alliance. See Note 11 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
		Greater
	Within	Than One
	One Year	Year

Letters of credit	$720	$1,275
Unfunded loan commitments	100,898	46,536
Shareholder Value Plan
During 2001, Horizon initiated a Shareholder Value Plan. The Plan is a comprehensive strategic plan to broaden and improve the market for Horizon’s common stock with local community investors who have a long-term, personal interest in helping Horizon remain an independent community bank. It includes improved communications with stockholders and customers as well as efforts to improve the marketability of its common stock. During the fourth quarter of 2001, two important components of the Shareholder Value Plan were completed. These included a 3-for-1 stock split and the listing of Horizon’s stock on the NASDAQ Capital Market (formerly named the NASDAQ SmallCap Market). Before this, Horizon’s stock was traded on the Bulletin Board. A dividend reinvestment plan was implemented in early 2002 and the quarterly per share dividend was increased to $.102/3 in the fourth quarter of 2002. In October of 2003 Horizon’s Board of Director’s declared a 3-for-2 stock split and in December of 2003 increased the dividend to $.12. In December 2004, the Board of Director’s increased the quarterly dividend to $.13 per share and in December 2005, the Board of Director’s increased the quarterly dividend to $.14 per share. This is the fourth consecutive year for an increase in cash dividends.
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2005. Stockholders’ equity totaled $53.530 million as of December 31, 2005, compared to $50.432 million as of December 31, 2004. At year-end 2005, the ratio of stockholders’ equity to assets was 4.75% compared to 5.52% for 2004. Horizon’s capital increased during the year 2005 as a result of increased earnings, net of dividends declared, exercise of stock options and net of tax, decrease in unrealized gain (loss) on securities available for sale and the amortization of unearned compensation. Due to the acquisition of Alliance for cash, the percentage growth in assets was greater than the percentage growth in equity, causing the equity to asset ratio from 2004 to 2005 to decrease.
Horizon declared dividends in the amount of $.53 per share in 2005, and $.49 per share in 2004 and $.44 per share in 2003. These amounts have been adjusted for the 3-for-2 stock split declared in 2003. The dividend payout ratio (dividends as a percent of net income) was 23% during 2005, 21% during 2004 and 19% in 2003. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

In March 2002, Horizon formed Horizon Statutory Trust I (Trust I), a statutory business trust. Trust I issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued subordinated debentures aggregating $12 million to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $362 thousand were capitalized and are being amortized to the first call date of the securities.
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
The Company assumed additional debentures as the result of the acquisition of Alliance in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I (Alliance Trust) to issue the $5 million in trust preferred securities. Alliance had issued junior subordinated debentures aggregating $5 million to Alliance Trust. The junior subordinated debentures are the sole assets of Alliance Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 2.65%, mature in June 2034, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. At December 31, 2005, $11.061 million of the $27 million in securities were not included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
The Bank purchases home mortgages from mortgage companies under warehouse agreements whereby the mortgage company has the right to repurchase the loan. Because these transactions are sales of the loans to the Bank and the Bank is the owner of the purchased loans, the Bank has historically treated these loans as home mortgage loans for call report and regulatory capital purposes. During the course of the routine, periodic examination by bank regulatory authorities commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than as home mortgage loans for call report purposes. If these mortgage loans were treated as other loans, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. The following table shows, for year-ends in 2005, 2004 and 2003 the amount of the Bank’s risk-based and Tier 1 capital ratios as reported and as they would be under this alternative treatment:

Horizon Bank and		Alternative	Minimum Required To
Horizon Bancorp as of:	Reported	Treatment	Be Well Capitalized

December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	11.54%	10.81%	N/A
Bank	11.82%	11.06%	10.00%
Tier 1Capital (to risk-weighted assets)
Consolidated	8.84%	8.28%	N/A
Bank	10.66%	9.97%	6.00%
Tier 1Capital (to average assets)
Consolidated	5.83%	5.83%	N/A
Bank	7.02%	7.03%	5.00%

December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	13.95%	12.52%	N/A
Bank	13.62%	12.11%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	11.71%	10.51%	N/A
Bank	12.37%	10.97%	6.00%
Tier 1 Capital (to average assets)
Consolidated	7.37%	7.37%	N/A
Bank	7.78%	7.78%	5.00%

December 31, 2003
Total capital (to risk-weighted assets)
Consolidated	14.43%	12.06%	N/A
Bank	15.22%	13.15%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	13.19%	11.48%	N/A
Bank	13.97%	11.90%	6.00%
Tier 1 Capital (to average assets)
Consolidated	7.48%	7.48%	N/A
Bank	7.90%	7.90%	5.00%
If the Bank is required to reclassify such loans, the Bank still meets the regulatory ”well capitalized” standards for all of 2005, 2004 and 2003. Bank regulators have not issued a final opinion on this matter but management continues to believe that these loans are properly characterized for risk-based capital purposes. However, there is no assurance that the regulators will concur with that determination. If required to treat mortgage warehouse loans as commercial loans, the Bank will consider increasing the amount of its capital through the issuance of subordinated debt, trust preferred securities or equity securities; or consider other alternatives.
As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the well capitalized minimums shown above.
As of December 31, 2005, management is not aware of any other recommendations by banking regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material effect on Horizon’s liquidity, capital resources or operations.

Results of Operations
Net Income
Consolidated net income was $7.091 million or $2.24 per diluted share in 2005, $6.935 million or $2.22 per share in 2004 and $6.534 million or $2.10 per share in 2003. All per share information has been adjusted for the 3-for-2 stock split declared October 21, 2003.
Net Interest Income
The primary source of earnings for Horizon is net interest income. Net interest income is the difference between what Horizon has earned on assets it has invested and the interest paid on deposits and other funding sources. The net interest margin is net interest income expressed as a percentage of average earning assets. Horizon’s earning assets consist of loans, investment securities and interest-bearing balances in banks.

	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-bearing assets
Loans — total (1) (3)	$640,758	$44,749	6.98%	$514,916	$33,386	6.48%	$512,441	$34,527	6.74%
Taxable investment securities, including FRB and FHLB stock	244,495	9,610	3.93	192,419	7,211	3.75	121,521	4,743	3.87
Nontaxable investment securities (2)	54,806	2,372	4.32	52,722	2,264	4.29	47,299	2,038	4.31
Interest-bearing balances and money market investments (4)	1,177	38	3.23	4,924	69	1.40	4,576	57	1.25
Federal funds sold	755	24	3.18	4,560	58	1.28	18,590	196	1.05

Total interest-earning assets	941,991	56,793	6.03	769,541	42,988	5.59	704,427	41,561	5.90

Noninterest-earning assets
Cash and due from banks	19,610			16,822			18,911
Allowance for loan losses	(7,615)			(6,985)			(6,581)
Other assets	46,127			39,547			24,933

Total assets	$1,000,113			$818,925			$741,690

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Savings deposits	$38,231	139	.36	$36,265	74	.20	$34,955	95	.27
Money market	143,652	3,414	2.37	123,013	1,558	1.27	90,494	1,204	1.38
Interest-bearing demand deposits	165,767	2,385	1.44	104,909	482	.46	90,614	347	.38
Time deposits	320,014	10,934	3.42	266,200	8,579	3.22	237,676	8,444	3.55
Short-term borrowings	45,517	1,573	3.46	37,205	600	1.61	34,110	388	1.14
Long-term debt	155,393	7,475	4.81	135,362	6,273	4.63	147,417	6,932	4.70

Total interest-bearing liabilities	868,574	25,920	2.98	702,954	17,566	2.50	635,266	17,410	2.74

Noninterest-bearing liabilities
Demand deposits	73,501			62,634			56,763
Other liabilities	6,153			5,013			5,049
Stockholders’ equity	51,885			48,324			44,612

Total liabilities and stockholders’ equity	$1,000,113			$818,925			$741,690

Net interest income		$30,873			$25,422			$24,151

Net interest income as a percent of interest earning assets			3.28%			3.31%			3.43%

(1)	Nonaccruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(2)	Yields are not presented on a tax-equivalent basis.

(3)	Loan fees and late fees included in interest on loans aggregated $3,246,000, $3,129,000 and $3,771,000 in 2005, 2004 and 2003 respectively.

(4)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2005.

	2005—2004			2004—2003
	Increase/(Decrease)			Increase/(Decrease)
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate

Interest Income
Loans — total	$11,363	$8,638	$2,725	$(1,141)	$166	$(1,307)
Taxable investment securities	2,447	2,051	396	2,486	2,627	(141)
Nontaxable investment securities	108	90	18	226	233	(7)
Interest-bearing balances and money market investments	(31)	(78)	47	12	5	7
Federal funds sold	(34)	(75)	41	(138)	(173)	35

Total interest income	13,853	10,626	3,227	1,445	2,858	(1,413)

Interest Expense
Savings deposits	65	4	61	(21)	3	(24)
Money market	1,856	298	1,558	354	414	(60)
Interest-bearing demand deposits	1,903	407	1,496	135	60	75
Time deposits	2,355	1,815	540	135	960	(825)
Short-term borrowings	973	159	814	212	38	174
Long-term debt	1,250	979	271	(641)	(564)	(77)

Total interest expense	8,402	3,662	4,740	174	911	(737)

Net Interest Earnings	$5,451	$6,964	$(1,513)	$1,271	$1,947	$(676)

Horizon’s average earning assets were $941.991 million in 2005 compared to $769.100 million in 2004 and $704.055 million in 2003. The net interest margin for 2005 was 3.28% compared to 3.31% and 3.43% in 2004 and 2003, respectively. Short-term interest rates began to increase in the third quarter of 2004 and continued through 2005 after being relatively stable in 2003.
Horizon began to experience slightly higher loan yields due to the increase in short-term rates throughout 2005. This is due in part to new loans and loan renewals coming in at higher rates than those maturing or paying off and rates on loans with variable rates rising with short term rates. Average loans outstanding during 2005 showed significant growth from 2004 due to the acquisition and concerted effort in new business. The mix of the loan portfolio also showed significant change as shown in the following table.

	2005	2004	2003

Commercial loans	$234,971	$174,391	$126,315
Mortgage warehouse loans	108,298	134,063	225,880
Real estate loans	123,815	85,314	70,386
Installment loans	173,674	121,148	89,860

Total average loans outstanding	$640,758	$514,916	$512,441

Average commercial loans grew nearly 35%, consumer loans increased by over 43% and residential real estate loans increased by over 45%. An improving local economy, strong sales effort and the addition of experienced lenders fueled the commercial growth. The southwest Michigan market, in which Horizon increased market share through the acquisition of Alliance, continued to have a strong growth pattern. Average consumer loans grew as a result of additional home equity lending in all markets and expansion of indirect lending into southwest Michigan and north central Indiana. The continued decrease in mortgage refinancing caused mortgage warehouse loans to decrease by over 19%.
To keep the Bank’s regulatory capital leveraged, the average investment portfolio was increased by 22%. Increasing this category of earning assets causes a decline in the net interest margin as investment securities carry lower yields than loans; however, the increase in average loans outstanding was greater than the increase in average investments. While reducing the net interest margin, increasing investment balances did have a positive impact on net income and earnings per share.
Average interest-bearing deposits increased by over 23% during 2005. Short-term deposit rates increased throughout the year. The overall cost of time deposits increased as maturing certificates of deposit renewed at higher rates.
The increase in net interest income during 2005 and 2004 is primarily the result of increased earning assets, particularly investment securities in 2004 and the loan portfolio in 2005. The increase in net interest income resulting from increased earning assets was offset by declines in the net interest margin.
Noninterest Income
The major components of noninterest income consist of service charges on deposit accounts, gain on sale of loans and fiduciary fees. Service charges on deposit accounts are based upon: a) recovery of direct operating expenses associated with providing the service, b) allowing for a profit margin that provides an adequate return on assets and stockholders’ equity and c) competitive factors within the Bank’s markets. Service charges on deposits were $2.966 million, $3.088 million and $3.161 million, for 2005, 2004 and 2003, respectively.
Gain on sale of loans was $1.756 million for 2005 compared to $2.126 million in 2004 and $3.843 million for 2003. In 2003, Horizon sold approximately 85% of its residential mortgage loan production to the secondary market. However, in 2005 and 2004 this percentage dropped to around 50% and 60% respectively as more customers took adjustable rate mortgages which are held in the Bank’s permanent portfolio of real estate loans. During 2005 Horizon sold $98 million of current production of residential mortgage loans into the secondary market compared to $106 million in 2004 and $185 million in 2003. The 2004 gain includes approximately $394 thousand from the sale of portfolio loans. Portfolio mortgage loans were sold to reduce the interest rate risk related to long-term fixed rate assets and to provide funding for the growth in other loan areas. Horizon anticipates that the volume of mortgage loan activity will remain fairly constant in 2006. Overall mortgage activity is anticipated to decline, however, as Horizon enters new markets, originations in these markets should offset the overall decline.
Fiduciary fees were $2.748 million in 2005 compared to $2.694 million in 2004 and $2.411 million in 2003. The fluctuations are primarily due to changes in the market value of assets under administration and an increase in one time estate fees.
Noninterest Expense
Noninterest expense totaled $29.177 million in 2005 compared to $25.672 million in 2004 and $24.771 million in 2003.
Salaries and benefits increased 11.9% during 2005 compared to an increase of 5.9% during 2004. The increase for 2005 related to the cost of expansion into new markets, including the acquisition of Alliance, partially offset by declines in incentive compensation and commissions paid to mortgage originators. The increase for 2004 also related to the cost of expansion into new markets partially offset by declines in incentive compensation and commissions paid to mortgage originators.
Total other expenses, excluding salaries and benefits, increased 15.6% in 2005 and .76% in 2004. During 2005 other expenses were impacted by costs related to the acquisition of Alliance as well as ongoing expenses relative to the operation of the additional branches, including the amortization of the core deposit intangible acquired in the acquisition.
During 2004 Horizon reviewed all areas of noninterest expense and developed annual reductions of over $350 thousand. The more significant reductions included revisions to services provided by third parties, a change in check clearing vendors and real estate and personal property tax revisions.
Income Taxes
Income tax expense totaled $2.945 million in 2005, $2.494 million in 2004 and $2.636 million in 2003. The effective tax rate was 29.3%, 26.45% and 28.75% for 2005, 2004 and 2003, respectively. The increase in the effective rate in 2005 was due to a decline in the percentage of tax exempt income to pre-tax income. The decline in the effective tax rate in 2004 was caused by increased tax exempt income from bank owned life insurance and tax exempt investment income.
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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At December 31, 2005, Horizon has available approximately $182.484 million in available credit from various money center banks, including the FHLB. During 2005, cash flows were generated primarily from proceeds from borrowings of $107 million, increase in deposits of $126.2 million and sales, maturities, and prepayments of investment securities of $61.2 million. Cash flows were used to purchase investments totaling $38.4 million, pay borrowings of $149.2 million, and increase loans $81.7 million. The net cash and cash equivalent position increased by $21.0 million during 2005.
Interest Sensitivity
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or maturing in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. At December 31, 2005 and 2004, the amount of assets that reprice within one year were approximately 109% of the amount of liabilities that reprice within the same time period.

	Rate Sensitivity
		> 3 Months	> 6 Months	Greater
	3 Months	and < 6	and < 1	Than 1
	or Less	Months	Year	Year	Total

Loans	$301,518	$70,018	$137,220	$226,418	$735,174
Federal funds sold
Interest-bearing balances with Banks	15,735				15,735
Investment securities and FRB and FHLB stock	25,075	7,956	21,047	234,082	288,160
Other assets	12,925			75,881	88,806

Total assets	$355,253	$77,974	$158,267	$536,381	$1,127,875

	Rate Sensitivity
		> 3 Months	> 6 Months	Greater
	3 Months	and < 6	and < 1	Than 1
	or Less	Months	Year	Year	Total

Noninterest-bearing deposits	$12,257	$12,257	$24,515	$99,098	$148,127
Interest-bearing deposits	190,572	129,833	71,551	315,483	707,439
Borrowed funds	65,593	21,030	15,218	109,629	211,470
Other liabilities				7,309	7,309
Stockholders’ equity				53,530	53,530

Total liabilities and stockholders’ equity	$268,422	$163,120	$111,284	$585,049	$1,127,875

GAP	$86,831	$(85,146)	$46,983	$(48,668)

Cumulative GAP	$86,831	$1,685	$48,668
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
Horizon’s exposure to interest rate risk is due to repricing or mismatch risk, embedded options risk, and yield curve risk. Repricing risk is the risk of adverse consequence from a change in interest rates that arise because of differences in the timing of when those interest rate changes affect Horizon’s assets and liabilities. Basis risk is the risk that the spread, or rate difference, between instruments of similar maturities will change. Options risk arises whenever products give the customer the right, but not the obligation, to alter the quantity or timing of cash flows. Yield curve risk is the risk that changes in prevailing interest rates will affect instruments of different maturities by different amounts. Horizon’s objective is to remain reasonably neutral with respect to IRR. Horizon utilizes a variety of strategies to maintain this position including the sale of mortgage loans on the secondary market and varying maturities of FHLB advances, certificates of deposit funding and investment securities.
The table, which follows, provides information about Horizon’s financial instruments that are sensitive to changes in interest rates as of December 31, 2005. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.
Horizon had no derivative financial instruments or trading portfolio as of December 31, 2005.

Quantitative Disclosure of Market Risk

						2010 and		Fair Value
	2005	2006	2007	2008	2009	Beyond	Total	12/31/05

Rate-sensitive assets
Fixed interest rate loans	$94,276	$68,741	$50,136	$32,045	$17,141	$35,690	$298,029	$298,328
Average interest rate	6.43%	6.37%	6.36%	6.50%	6.70%	7.13%	6.51%

Variable interest rate loans	414,437	3,409	1,842	5,358	3,607	8,492	437,145	435,210
Average interest rate	6.68%	6.44%	6.67%	6.38%	6.95%	6.23%	6.67%

Total loans	508,713	72,150	51,978	37,403	20,748	44,182	735,174	728,538
Average interest rate	6.63%	6.37%	6.37%	6.48%	6.74%	6.96%	6.60%

Securities, including FRB and FHLB stock	54,078	51,546	50,065	23,127	14,865	94,479	288,160	288,160
Average interest rate	4.14%	3.68%	3.86%	4.40%	4.44%	4.54%	4.18%

Other interest-bearing assets	28,660						28,660	28,660
Average interest rate	4.30%						4.30%

Total earnings assets	591,451	123,696	102,043	60,530	35,613	138,661	1,051,994	1,045,358
Average interest rate	6.29%	5.25%	5.14%	5.69%	5.78%	5.31%	5.88%

Rate-sensitive liabilities

Noninterest-bearing deposits	$49,029	$30,087	$20,952	$14,591	$10,161	$23,307	$148,127	$148,127
NOW accounts	48,393	28,948	23,130	18,557	14,843	62,146	196,017	177,064
Average interest rate	1.38%	1.58%	1.60%	1.61%	1.62%	1.66%	1.56%
Savings and money market accounts	179,288	7,422	5,269	3,754	2,680	7,009	205,422	197,052
Average interest rate	2.74%	.28%	.28%	.28%	.28%	.28%	2.42%
Certificates of deposit	164,320	102,950	28,942	5,512	4,276		306,000	304,188
Average interest rate	3.47%	4.08%	3.77%	3.45%	3.74%	.00%	3.71%
Total deposits	441,030	169,407	78,293	42,414	31,960	92,462	855,566	826,431
Average interest rate	2.56%	2.76%	1.88%	1.18%	1.28%	1.14%	2.27%
Fixed interest rate borrowings	27,980	21,617	3,146	6,298	77,839	729	137,609	136,204
Average interest rate	3.80%	4.03%	3.61%	4.39%	4.61%	4.94%	4.32%
Variable interest rate borrowings	73,861						73,861	73,699
Average interest rate	4.57%						4.57%
Total funds	542,871	191,024	81,439	48,712	109,799	93,191	1,067,036	1,036,334
Average interest rate	2.90%	2.90%	1.95%	1.59%	3.64%	1.17%	2.69%
New Accounting Pronouncements
Statements of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments (Revised)
SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for Horizon on January 1, 2006. Horizon will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to Horizon, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to nonvested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service is not expected to be fully rendered prior to January 1, 2006, Horizon does not expect the additional compensation costs to be material as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
Financial Accounting Standards Board Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and Opinion 18, The Equity Method of Accounting for Investments in Common Stock.
FSP 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with references to the existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. The FSP also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The guidance in this FSP is to be applied to reporting periods beginning after December 15, 2005. The changes required by FSP 115-1 are not expected to have a material impact on the Horizon’s financial statements
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under this item is incorporated by reference to the information appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Horizon Bancorp
Consolidated Financial Statements
Table of Contents

Page(s)

Consolidated Financial Statements

Balance Sheets	39

Statements of Income	40

Statements of Stockholders’ Equity	41

Statements of Cash Flows	42-43

Notes to Financial Statements	44-70

Report of Independent Registered Public Accounting Firm	71

Other Information

Management’s Report on Financial Statements	72

Summary of Selected Financial Data	73-74

Horizon’s Common Stock and Related Stockholders’ Matters	75

Horizon Bancorp and Subsidiaries
Consolidated Balance Sheets
(Dollar Amounts in Thousands)
(All Share and Per Share Amounts Have Been Adjusted for a 3-for-2 Stock Split Declared October 21, 2003)

December 31	2005	2004

Assets
Cash and due from banks	$39,163	$18,253
Interest-bearing demand deposits	87	1

Cash and cash equivalents	39,250	18,254
Interest-bearing deposits	15,735	985
Investment securities, available for sale	275,177	281,282
Loans held for sale	2,440	3,836
Loans, net of allowance for loan losses of $8,368 and $7,193	724,366	556,849
Premises and equipment	21,425	17,561
Federal Reserve and Federal Home Loan Bank stock	12,983	11,279
Goodwill	5,787	158
Other intangible assets	2,780	58
Interest receivable	5,813	4,688
Other assets	22,119	18,881

Total assets	$1,127,875	$913,831

Liabilities
Deposits
Noninterest bearing	$148,127	$58,015
Interest bearing	707,439	554,202

Total deposits	855,566	612,217
Short-term borrowings	50,024	82,281
Long-term borrowings	133,609	139,705
Subordinated debentures	27,837	22,682
Interest payable	1,663	1,024
Other liabilities	5,646	5,490

Total liabilities	1,074,345	863,399

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 4,911,741 and 4,778,608 shares	1,092	1,062
Additional paid-in capital	24,552	22,729
Retained earnings	48,523	43,092
Restricted stock, unearned compensation	(760)	(972)
Accumulated other comprehensive income (loss)	(2,853)	894
Less treasury stock, at cost, 1,755,158 and 1,732,486 shares	(17,024)	(16,373)

Total stockholders’ equity	53,530	50,432

Total liabilities and stockholders’ equity	$1,127,875	$913,831

See notes to consolidated financial statements

Horizon Bancorp
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)
(All Share and Per Share Amounts Have Been Adjusted for a 3-for-2 Stock Split Declared October 21, 2003)

Years Ended December 31	2005	2004	2003

Interest Income
Loans receivable	$44,749	$33,386	$34,527
Investment securities Taxable	9,720	7,338	4,996
Tax exempt	2,372	2,264	2,038

Total interest income	56,841	42,988	41,561

Interest Expense
Deposits	16,374	10,693	10,090
Federal funds purchased and short-term borrowings	1,210	600	388
Long-term borrowings	6,789	5,554	6,329
Subordinated debentures	1,595	719	603

Total interest expense	25,968	17,566	17,410

Net Interest Income	30,873	25,422	24,151
Provision for loan losses	1,521	990	1,350

Net Interest Income After Provision for Loan Losses	29,352	24,432	22,801

Other Income
Service charges on deposit accounts	2,966	3,088	3,161
Wire-transfer fee income	438	522	752
Fiduciary activities	2,748	2,694	2,411
Commission income from insurance agency	46	254	246
Gain on sale of loans	1,756	2,126	3,843
Increase in cash surrender value of life insurance	487	544
Gain (loss) on sale of securities	4		(510)
Other income	1,368	1,441	1,237

Total other income	9,813	10,669	11,140

Other Expenses
Salaries and employee benefits	16,518	14,767	13,948
Net occupancy expenses	2,217	1,832	1,827
Data processing and equipment expenses	2,342	1,997	2,068
Professional fees	1,225	1,219	1,229
Outside services and consultants	1,064	978	1,114
Loan expenses	1,427	1,222	1,126
Other expenses	4,336	3,657	3,459

Total other expenses	29,129	25,672	24,771

Income Before Income Tax	10,036	9,429	9,170
Income tax expense	2,945	2,494	2,636

Net Income	$7,091	$6,935	$6,534

Basic Earnings Per Share	$2.31	$2.32	$2.19

Diluted Earnings Per Share	$2.24	$2.22	$2.10
See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands)
(All Share and Per Share Amounts Have Been Adjusted for a 3-for-2 Stock Split Declared October 21, 2003)

					Restricted	Accumulated
		Additional			Stock,	Other
	Common	Paid-in	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Income	Earnings	Compensation	Income (Loss)	Stock	Total

Balances, January 1, 2003	$1,038	$20,808		$32,418	$0	$2,671	$(15,525)	$41,410
Net income			$6,534	6,534				6,534
Other comprehensive loss, net of tax, unrealized losses on securities, net of reclassification adjustment			(596)			(596)		(596)

Comprehensive income			$5,938

Cash dividends ($.44 per share)				(1,311)				(1,311)
Exercise of stock options	3	155						158
Tax benefit related to stock options		31						31
Fractional share payment due to stock split				(3)				(3)

Balances, December 31, 2003	1,041	20,994		37,638		2,075	(15,525)	46,223
Net income			$6,935	6,935				6,935
Other comprehensive loss, net of tax, unrealized losses on securities			(1,181)			(1,181)		(1,181)

Comprehensive income			$5,754

Cash dividends ($.49 per share)				(1,481)				(1,481)
Exercise of stock options	11	434						445
Tax benefit related to stock options		251						251
Purchase treasury stock							(848)	(848)
Issuance of restricted stock	10	1,050			(1,060)
Amortization of unearned compensation					88			88

Balances, December 31, 2004	1,062	22,729		43,092	(972)	894	(16,373)	50,432
Net income			$7,091	7,091				7,091
Other comprehensive loss, net of tax, unrealized losses on securities, net of reclassification adjustment			(3,747)			(3,747)		(3,747)

Comprehensive income			$3,344

Cash dividends ($.53 per share)				(1,660)				(1,660)
Exercise of stock options	30	916						946
Tax benefit related to stock options		907						907
Purchase treasury stock							(651)	(651)
Issuance of restricted stock Amortization of unearned compensation					212			212

Balances, December 31, 2005	$1,092	$24,552		$48,523	$(760)	$(2,853)	$(17,024)	$53,530

See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

Years Ended December 31	2005	2004	2003

Operating Activities
Net income	$7,091	$6,935	$6,534
Items not requiring (providing) cash
Provision for loan losses	1,521	990	1,350
Depreciation and amortization	2,281	1,606	1,524
Premium amortization on securities available for sale	764	582	872
Mortgage servicing rights impairment (recovery)	(97)	(155)	(111)
Deferred income tax	174	(458)	(525)
(Gain) loss on sales of securities available for sale	(4)		510
Gain on sale of loans	(1,756)	(2,126)	(3,843)
Proceeds from sales of loans	98,150	114,499	222,975
Loans originated for sale	(94,998)	(107,996)	(214,725)
Gain on sale of other real estate owned	(38)	(17)	(64)
(Gain) loss on sale of premises and equipment	(22)	11	(24)
Federal Home Loan Bank stock dividends		(458)	(325)
Increase in cash surrender value of life insurance	(487)	(544)
Net change in
Interest receivable	(596)	(919)	(259)
Interest payable	497	273	(106)
Other assets	5	2,321	(1,096)
Other liabilities	(1,269)	(226)	633

Net cash provided by operating activities	11,216	14,318	13,320

Investing Activities
Net change in interest-bearing deposits	(10,048)	8,150	(8,814)
Purchases of securities available for sale	(38,417)	(171,180)	(214,133)
Proceeds from maturities, calls and principal repayments of securities available for sale	54,071	103,227	69,693
Proceeds from sales of securities available for sale	7,150		35,899
Purchase of Federal Reserve and Federal Home Loan Bank stock	(712)		(2,199)
Net change in loans	(83,118)	(117,830)	87,091
Proceeds from sale of fixed assets	723	51	31
Recoveries on loans previously charged-off	527	359	288
Proceeds from sale of other real estate owned	409	165	330
Purchases of premises and equipment	(1,421)	(2,659)	(2,210)
Purchase of trust preferred securities		(310)
Purchase of bank owned life insurance		(12,000)
Acquisition, net of cash acquired	(2,901)

Net cash used in investing activities	(73,737)	(192,027)	(34,024)

See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Continued)

Years Ended December 31	2005	2004	2003

Financing Activities
Net change in
Deposits	$126,213	$66,049	$56,909
Short-term borrowings	(34,142)	62,040	(4,168)
Proceeds from long-term borrowings	107,000	89,850	148,038
Repayment of long-term borrowings	(115,096)	(76,117)	(169,178)
Proceeds from issuance of trust preferred securities		10,310
Dividends paid	(1,660)	(1,481)	(1,311)
Fractional share payment due to stock split			(3)
Issuance of stock	1,853	696	189
Purchase of treasury stock	(651)	(848)

Net cash provided by financing activities	83,517	150,499	30,476

Net Change in Cash and Cash Equivalents	20,996	(27,210)	9,772

Cash and Cash Equivalents, Beginning of Year	18,254	45,464	35,692

Cash and Cash Equivalents, End of Year	$39,250	$18,254	$45,464

Additional Cash Flows Information
Interest paid	$25,281	$17,293	$17,516
Income tax paid	1,870	1,072	3,780
See notes to consolidated financial statements.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Business — The consolidated financial statements of Horizon Bancorp (Horizon) and its wholly owned subsidiary, Horizon Bank, N.A. (Bank) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.
The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking. The Bank has two wholly owned subsidiaries: Horizon Trust & Investment Management, Inc. (HTIM) and Horizon Investments, Inc. (Investment Company). HTIM offers corporate and individual trust and agency services and investment management services. Horizon Investments, Inc. manages the investment portfolio of the Bank. The Bank maintains four full service facilities in LaPorte County, three full service facilities in Porter County, one full service facility in St. Joseph County, Indiana and five full service facilities in Berrien County, Michigan. The Bank also maintains loan production offices in Elkhart and Lake Counties of Indiana. The Bank also wholly owned Horizon Insurance Services, Inc. (Insurance Agency) which offered a full line of personal insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the insurance agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.
Horizon formed Horizon Statutory Trust I in 2002 and Horizon Statutory Trust II in 2004 for the purpose of participating in Pooled Trust Preferred Stock offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005 which formed Alliance Financial Statutory Trust I (Alliance Trust). See Note 11 for further discussion regarding these previously consolidated entities that are now reported separately.
Horizon formed one nonbank subsidiary, HBC Insurance Group, Inc. (Insurance Company). The Insurance Company previously offered credit life and accident and health insurance and was dissolved during 2004. The net income generated from the Insurance Company was not significant to the overall operations of Horizon.
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
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
Concentrations of Credit Risk — The Bank grants commercial, real estate and consumer loans to customers located primarily in LaPorte County and portions of Porter County in Northwest Indiana and Berrien County, Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 37% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. Real estate loans make up approximately 22% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 28% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 13% of the loan portfolio and are secured by residential real estate.
Mortgage Warehouse Loans — Horizon purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. Horizon held loans that were purchased under agreements to resell from 34 approved mortgage companies at December 31, 2005. Horizon purchases such loans from mortgage companies, net of certain fees, and later sells them back to the mortgage companies at the same amount and without recourse provisions. As a result, no gains and losses are recorded at the resale of loans. Horizon records interest and fee income on the loans during the funding period. Horizon uses the stated interest rate in the agreement with each mortgage company for interest income recognition, and not the interest rates on the individual loans. Horizon does not retain servicing of the loans when they are resold. Loans consist of purchase money and refinance mortgage loans and are generally held no more than 90 days by Horizon and are typically resold within 30 days.
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
The formula allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on a historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Goodwill — Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of December 31, 2004 and for the year then ended goodwill totaled $158 thousand. During 2005, $5.629 million of goodwill was acquired as a result of the Alliance Financial Corporation acquisition resulting in a total of $5.787 million of goodwill as of December 31, 2005.
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
Earnings per Common Share and Dividends Declared per Common Share — Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore, the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,067,632 for 2005, 2,993,696 for 2004 and 2,978,161 for 2003. The number of shares used in the computation of diluted earnings per share is 3,162,950 for 2005, 3,123,325 for 2004 and 3,108,178 for 2003.
Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2005, $6.326 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and short-term borrowings.
Stock Split — On October 21, 2003, the Board of Directors of Horizon declared a 3-for-2 stock split. All share and per share amounts have been adjusted to give effect for this stock split.
Stock Options — At December 31, 2005, Horizon has stock option plans which are described more fully in Note 19. Horizon accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to the option plans is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation cost related to restricted stock awards is reflected in net income. The following table illustrates the effect on net income and earnings per share if Horizon had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plans compensation.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Years Ended December 31	2005	2004	2003

Net income, as reported	$7,091	$6,935	$6,534
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(35)	(127)	(79)

Pro forma net income	$7,056	$6,808	$6,455

Earnings per share:
Basic — as reported	$2.31	$2.32	$2.19
Basic — pro forma	$2.30	$2.27	$2.17
Diluted — as reported	$2.24	$2.22	$2.10
Diluted — pro forma	$2.23	$2.18	$2.08
Reclassifications — Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to be comparable to 2005. These reclassifications had no effect on net income.
Note 2 — Acquisition
On June 10, 2005, Horizon acquired Alliance Financial Corporation and its wholly owned bank subsidiary, Alliance Banking Company (collectively referred to as Alliance). Horizon purchased the outstanding shares of Alliance for $42.50 per share in cash. The cost of the transaction, including legal, accounting, and investment fees was $13.348 million. The assets and liabilities of Alliance were recorded on the balance sheet at their fair value as of the acquisition date. The results of Alliance’s operations have been included in Horizon’s consolidated statement of income from the date of acquisition. The $5,629,000 of goodwill is not deductible for tax purposes.
The following table summarizes the estimated fair values of the net assets acquired as of the June 10, 2005, acquisition date:

Assets
Cash and cash equivalents	$10,447
Investment securities	28,922
Loans, net of allowance for loan losses	86,447
Premises and equipment	4,983
Goodwill	5,629
Core deposit intangible	2,952
Other assets	1,711

Total assets	141,091

Liabilities
Deposits	117,137
Borrowings	9,040
Other liabilities	1,566

Total liabilities	127,743

Net Assets Acquired	$13,348

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place January 1, 2004:

Year ended December 31	2005	2004

Net interest income	$32,884	$29,948
Net Income	6,111	6,890

Per Share – combined
Basic net income	$1.99	$2.30
Diluted net income	1.93	2.21
Note 3 — Investment Securities

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$72,153	$—	$(1,786)	$70,367
State and municipal	64,608	1,794	(430)	65,972
Federal agency collateralized mortgage obligations	22,781	—	(628)	22,153
Federal agency mortgage-backed pools	119,392	125	(3,497)	116,020
Corporate notes	632	33	—	665

Total investment securities	$279,566	$1,952	$(6,341)	$275,177

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$86,348	$12	$(734)	$85,626
State and municipal	54,881	2,493	(47)	57,327
Federal agency collateralized mortgage obligations	13,380	14	(56)	13,338
Federal agency mortgage-backed pools	124,666	639	(997)	124,308
Corporate notes	632	51		683

Total investment securities	$279,907	$3,209	$(1,834)	$281,282

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Within one year	$6,965	$6,884
One to five years	67,584	66,066
Five to ten years	31,311	31,357
After ten years	31,533	32,697

	137,393	137,004
Federal agency collateralized mortgage obligations	22,781	22,153
Federal agency mortgage-backed pools	119,392	116,020

Totals	$279,566	$275,177

Securities with a carrying value of $76,183,000 and $73,044,000 were pledged at December 31, 2005 and 2004, respectively, to secure certain public and trust deposits and securities sold under agreements to repurchase.
Proceeds from sales of securities available for sale during 2005 were $7,150,000. Gross gains of $37,000 and gross losses of $33,000 were recognized on these sales. There were no sales of securities available for sale during 2004. Proceeds from sales of securities available for sale during 2003 were $35,899,000. Gross gains of $140,000 and gross losses of $650,000 were recognized on these sales in 2003.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005 and 2004, was $226,292,000 and $165,500,000, respectively, which is approximately 82% and 59% of Horizon’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2005
U. S. Treasury and Federal agencies	$11,957	$243	$57,010	$1,542	$68,967	$1,785
State and municipal	25,335	388	1,968	42	27,303	430
Federal agency collateralized mortgage obligations	10,313	317	11,840	312	22,153	629
Federal agency mortgage-backed pools	40,983	950	66,886	2,547	107,869	3,497

Total temporarily impaired securities	$88,588	$1,898	$137,704	$4,443	$226,292	$6,341

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2004
U. S. Treasury and federal agencies	$60,872	$425	$10,691	$309	$71,563	$734
State and municipal	2,791	10	869	37	3,660	47
Federal agency collateralized mortgage obligations	8,154	56			8,154	56
Federal agency mortgage backed pools	73,026	854	9,097	143	82,123	997

Total temporarily impaired securities	$144,843	$1,345	$20,657	$489	$165,500	$1,834

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 4 — Loans and Allowance

December 31	2005	2004

Commercial loans	$273,310	$203,966
Mortgage warehouse loans	97,729	127,992
Real estate loans	159,312	89,139
Installment loans	202,383	142,945

	732,734	564,042
Allowance for loan losses	(8,368)	(7,193)

Total loans	$724,366	$556,849

December 31	2005	2004	2003

Allowance for loan losses Balances, January 1	$7,193	$6,909	$6,255
Acquired through acquisition	557
Provision for losses	1,521	990	1,350
Recoveries on loans	527	359	288
Loans charged off	(1,430)	(1,065)	(984)

Balances, December 31	$8,368	$7,193	$6,909

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled approximately $583,000 and $427,000 at December 31, 2005 and 2004, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses, totaled $492,000 and $65,000 at December 31, 2005 and 2004, respectively. The average balance of impaired loans during 2005 was $150,000 and $292,000 during 2004. There was $63,000, $22,000 and $1,000 of interest income recorded and received during 2005, 2004 and 2003, respectively, on impaired loans.
At December 31, 2005, loans past due more than 90 days and still accruing interest totaled approximately $251,000. At December 31, 2004, there were no loans past due more than 90 days and still accruing interest. Nonaccruing loans at December 31, 2005, 2004 and 2003, totaled approximately $1,822,000, $1,358,000 and $1,707,000, respectively. Interest income not recognized on these loans totaled approximately $60,000, $88,000 and $118,000 in 2005, 2004 and 2003, respectively.
Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $5,947,000 and $5,393,000, as of December 31, 2005 and 2004, respectively. During 2005, new loans or advances were $2,668,000 and loan payments were $2,114,000.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 5 — Premises and Equipment

December 31	2005	2004

Land	$5,088	$3,814
Buildings and improvements	21,986	19,283
Furniture and equipment	9,885	8,380

Total cost	36,959	31,477
Accumulated depreciation	(15,534)	(13,916)

Net	$21,425	$17,561

Note 6 — Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $163,356,000 and $171,367,000 at December 31, 2005 and 2004, respectively.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2005, totaled approximately $1,793,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2005	2004	2003

Mortgage Servicing Rights Balances, January 1	$1,473	$1,429	$939
Servicing rights capitalized	239	482	860
Amortization of servicing rights	(434)	(438)	(370)

	1,278	1,473	1,429
Impairment allowance	(44)	(141)	(296)

Balances, December 31	$1,234	$1,332	$1,133

During 2005 and 2004, the Bank recorded a gross recovery of the impairment allowance totaling approximately $97,000 and $155,000, respectively.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 7 — Intangible Assets
As a result of the acquisition of Alliance (Note 2) in 2005, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The Core deposit intangible is being amortized over ten years using an accelerated method. Additionally, the Company has a noncompete agreement being amortized over four years from the acquisition of a mortgage company in 2003. Amortizable intangible assets are summarized as follows:

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Core deposit intangible	$2,952	$(208)	$0	$0
Noncompete agreement	90	(54)	90	(32)

	$3,042	$(262)	$90	$(32)

Amortization expense for intangible assets totaled $230, $22 and $9 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization for the years ending December 31 are as follows:

2006	$367
2007	344
2008	317
2009	305
2010	292
Thereafter	1,155

$2,780

Note 8 — Deposits

December 31	2005	2004

Noninterest-bearing demand deposits	$148,127	$58,015
Interest-bearing demand deposits	196,016	113,859
Money market (variable rate)	167,466	123,092
Savings deposits	37,956	35,062
Certificates of deposit of $100,000 or more	111,843	103,622
Other certificates and time deposits	194,158	178,567

Total deposits	$855,566	$612,217

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Certificates and other time deposits maturing in years ending December 31 are as follows:

2006	$161,936
2007	101,650
2008	32,031
2009	6,670
2010	3,118
Thereafter	596

$306,001

Note 9 — Short-Term Borrowings

December 31	2005	2004

Federal funds purchased	$7,000	$24,600
Federal Home Loan Bank advances		30,000
Securities sold under agreements to repurchase	35,824	27,681
Notes payable	7,200

Total short-term borrowings	$50,024	$82,281

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2005 and 2004 totaled $61,825,000 and $55,372,000 and the daily average of such agreements totaled $57,526,000 and $26,430,000, respectively. The agreements at December 31, 2005, mature at various dates through October 27, 2009. Agreements with a maturity of one year or less are included in short-term borrowings, while those with a maturity of more than one year are included in long-term debt.
At December 31, 2004, the Bank had various adjustable rate short-term advances with the Federal Home Loan Bank that matured at various dates through June 2005. There were no outstanding adjustable rate short-term advances at December 31, 2005.
Horizon has an unsecured $12,000,000 line of credit, of which, $7.2 million was outstanding at December 31, 2005. The line of credit is from an unrelated financial institution with interest payable quarterly at a rate indexed to LIBOR. The note matures within one year.
At December 31, 2005, the Bank has available approximately $182,484,000 in credit lines with various money center banks, including the FHLB.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 10 — Long-Term Debt

December 31	2005	2004

Federal Home Loan Bank advances, variable and fixed rates ranging from 2.86% to 7.53%, due at various dates through November 15, 2024	$107,609	$113,705
Securities sold under repurchase agreements, fixed rate	26,000	26,000

Total long-term debt	$133,609	$139,705

The Federal Home Loan Bank advances are secured by first and second mortgage loans totaling approximately $376,435,000. Advances are subject to restrictions or penalties in the event of prepayment.
Contractual maturities in years ending December 31

2006	$15,658
2007	23,168
2008	5,294
2009	10,134
2010	142
Thereafter	79,213

$133,609

Note 11 — Subordinated Debentures
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a statutory business trust. Trust II issued $10 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $10 million to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and are being amortized to the first call date of the securities.
The Company assumed additional debentures as the result of the acquisition of Alliance in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I (Alliance Trust) to issue the $5 million in trust preferred securities. Alliance had issued junior subordinated debentures aggregating $5 million to Alliance Trust. The junior subordinated debentures are the sole assets of Alliance Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 2.65%, mature in June 2034, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. At December 31, 2005, $11.061 million of the $27 million in securities were not included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 12 — Employee Stock Bonus Plan
Horizon maintains an employee stock bonus plan (Stock Bonus Plan) that covers substantially all employees. The Stock Bonus Plan is noncontributory and Horizon may make discretionary matching contributions and regular contributions. Prior to the establishment of the Stock Bonus Plan, Horizon maintained an employee stock ownership plan. The retirement plans of Horizon own approximately 14.6% of the outstanding shares.
Total cash contributions and expense recorded for the Stock Bonus Plan was $200,000 during in 2005 and $250,000 in the each of the years 2004 and 2003.
Note 13 — Employee Thrift Plan
The Employee Thrift Plan (Plan) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s expense related to the thrift plan totaled approximately $384,000 in 2005 and approximately $300,000 for each of the years 2004 and 2003.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 14 — Other Expenses

Years Ended December 31	2005	2004	2003

Supplies and printing	$452	$403	$365
Advertising	659	553	552
Communication	480	436	374
Directors fees	272	274	224
Insurance expense	509	376	340
Postage	301	264	256
Amortization of intangibles	230	22	9
Travel and entertainment	527	430	371
Other	906	899	968

Total other expenses	$4,336	$3,657	$3,459

Note 15 — Income Tax

Years Ended December 31	2005	2004	2003

Income tax expense Currently payable
Federal	$2,226	$2,445	$2,673
State	545	507	488
Deferred	174	(458)	(525)

Total income tax expense	$2,945	$2,494	$2,636

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$3,412	$3,206	$3,114
Tax exempt interest	(841)	(882)	(804)
Tax exempt income	(175)	(185)	(13)
Nondeductible and other	189	20	17
Effect of state income taxes	360	335	322

Actual tax expense	$2,945	$2,494	$2,636

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31	2005	2004

Assets
Allowance for loan losses	$4,011	$3,057
Accrued operating expenses	233	158
Director and employee benefits	738	675
Net operating loss carryforward	173
Tax credit carry forward	253
Unrealized loss on securities available for sale	1,536

Total assets	6,944	3,890

Liabilities
Depreciation	(1,351)	(936)
Federal Home Loan Bank stock dividends	(378)	(333)
Difference in basis of intangible assets	(1,166)
Difference in basis of assets	(133)	(188)
Difference in basis of liabilities	(126)
Other	(124)	(129)
Unrealized gain on securities available for sale		(481)

Total liabilities	(3,278)	(2,067)

Net deferred tax asset	$3,666	$1,823

Note 16 — Other Comprehensive Income

Years Ended December 31	2005	2004	2003

Unrealized losses on securities:

Unrealized holding losses arising during the year	$(5,765)	$(1,816)	$(1,414)
Less: reclassification adjustment for gains (losses) realized in net income	4		(510)

Net unrealized losses	(5,769)	(1,816)	(904)
Tax benefit	2,022	635	308

Other comprehensive loss	$(3,747)	$(1,181)	$(596)

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 17 — Commitments, Off-Balance Sheet Risk and Contingencies
Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management’s opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.
The Bank was required to have approximately $1,118,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2005. These balances are included in cash and cash equivalents and do not earn interest.
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
At December 31, 2005 and 2004, commitments to make loans amounted to approximately $149,429,000 and $95,152,000 and commitments under outstanding standby letters of credit amounted to approximately $1,995,000 and $985,000. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.
Note 18 — Regulatory Capital
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
There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the well capitalized minimums shown below. At December 31, 2005 and 2004, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements including the requirements imposed with the approval of the Alliance acquisition noted above.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at December 31, 2005 and 2004.
Horizon’s and the Bank’s actual and required capital amounts and ratios are as follows:

					Minimum Required
					To Be Well
			Minimum		Capitalized [1] Under
			Required for		Prompt Corrective
			Capital [1] Adequacy		Action
	Actual		Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005

Total capital [1] (to risk-weighted assets)
Consolidated	$83,052	11.54%	$57,575	8.00%	N/A	N/A
Bank	84,974	11.82	57,512	8.00	$71,890	10.00%

Tier I capital [1] (to risk-weighted assets)
Consolidated	63,623	8.84	28,789	4.00	N/A	N/A
Bank	76,606	10.66	28,745	4.00	43,118	6.00

Tier I capital [1] (to average assets)
Consolidated	63,623	5.83	43,652	4.00	N/A	N/A
Bank	76,607	7.02	43,650	4.00	54,563	5.00

As of December 31, 2004

Total capital [1] (to risk-weighted assets)
Consolidated	$78,186	13.95%	$44,836	8.00%	N/A	N/A
Bank	76,201	13.62	44,767	8.00	$55,959	10.00%

Tier I capital [1] (to risk-weighted assets)
Consolidated	65,630	11.71	22,418	4.00	N/A	N/A
Bank	69,204	12.37	22,384	4.00	33,575	6.00

Tier I capital [1] (to average assets)
Consolidated	65,630	7.37	35,635	4.00	N/A	N/A
Bank	69,204	7.78	35,597	4.00	44,496	5.00

[1]	As defined by regulatory agencies

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 19 — Stock Options and Stock Appreciation Rights
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
Horizon recognizes compensation expense related to the 1987 Plan on a periodic basis based on the difference between the excess of the fair market value of the shares of common stock over the exercise price for SARs and those options exercised during the year. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2005, 2004 or 2003.
A summary of transactions for the 1987 Plan follows:

	Shares		Weighted-
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balances, January 1, 2003	0	18,000	3.81
Exercised/cancelled		(8,550)	3.00

Balances, December 31, 2003	0	9,450	4.53
Exercised/cancelled		0

Balances, December 31, 2004	0	9,450	4.53

Exercised/cancelled	0	(9,450)	4.53

Balances, December 31, 2005	0	0

There are no options outstanding under the 1987 plan.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Under Horizon’s 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been cancelled upon exercise of the SARs. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2005, 2004 or 2003.
A summary of transactions for the 1997 Plan follows:

	Shares		Weighted-
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balances, January 1, 2003	4,500	335,340	$8.63
Granted	(4,500)	4,500	17.93
Exercised/cancelled	0	(2,700)	6.49

Balances, December 31, 2003	0	337,140	8.77
Exercised/cancelled		(52,513)	8.49

Balances, December 31, 2004	0	284,627	8.83
Exercised/cancelled		156,828	8.91

Balances, December 31, 2005	0	127,799	8.73

The options granted under the 1997 Plan vest at a rate of 20% per year.
The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2003

Dividend yields	2.31%
Volatility factors of expected market price of common stock	26.35%
Risk-free interest rates	4.03%
Expected life of options	9 years

Weighted-average fair value of options granted during the year	$5.27

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The following table summarizes information about stock options under the 1997 Plan outstanding at December 31, 2005:

		Options
		Outstanding	Weighted-
Range of Exercise	Number	Weighted-Average	Average	Number
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable

$6.22 to $7.50	72,240	5.85years	$6.41	55,500
$9.22 to $10.50	28,559	4.98years	9.52	28,559
$13.33	22,500	2.56years	13.33	22,500
$17.93	4,500	7.01years	17.93	1,800
On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (Plan) which was approved by stockholders on May 8, 2003. Under the Plan, Horizon may issue up to 150,000 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The Plan limits the number of shares available to 150,000 for incentive stock options and to 75,000 for the grant of non-qualified option awards. The shares available for issuance under the Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest at the end of five years of continuous employment. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares are being amortized against earnings using the straight-line method over five years. The options shares granted under the 2003 plan vest at a rate of 20% per year. The restricted shares granted under the 2003 plan vest after five years.

		Restricted			Weighted
	Available for	Shares	Options	Share Grant	Average
	Grant	Outstanding	Outstanding	Price	Exercise Price

Balances, January 1, 2004	150,000	0	0
Granted	(65,000)	45,000	20,000	$23.56	$23.56

Balances, December 31, 2004	85,000	45,000	20,000	23.56	23.56
Forfeited	1,000	0	(1,000)	23.56	23.56
Granted	(5,000)	0	5,000	27.75	27.75

Balances, December 31, 2005	81,000	45,000	24,000	24.43	24.43

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2005	2004

Dividend yields	1.87%	2.04%
Volatility factors of expected market price of common stock	19.97%	23.37%
Risk-free interest rates	4.37%	4.44%
Expected life of options	9 years	9 years
Weighted-average fair value of options granted during the year	$7.66	$6.97
The following table summarizes information about stock options under the 2003 Plan outstanding at December 31, 2005:

		Options
	Number	Outstanding		Number
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable

$23.56	19,000	8.59 years	$23.56	3,800
27.75	5,000	9.72 years	27.75	0
Note 20 — Fair Values of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2005 and 2004. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, such as the value of real property, the value of core deposit intangibles, the value of mortgage servicing rights nor the value of anticipated future business.

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

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The estimated fair values of Horizon’s financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
December 31	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$39,250	$39,250	$18,254	$18,254
Interest-bearing deposits	15,735	15,735	985	985
Investment securities available for sale	275,177	275,177	281,282	281,282
Loans including loans held for sale, net	726,806	720,747	560,685	559,681
Interest receivable	5,813	5,813	4,688	4,688
Stock in FHLB and FRB	12,983	12,983	11,279	11,279

Liabilities
Noninterest-bearing deposits	148,127	148,127	58,015	58,015
Interest-bearing deposits	707,439	678,304	554,202	539,445
Short-term borrowings	50,024	50,024	82,281	82,281
Long-term debt	133,609	132,204	139,705	144,894
Subordinated debentures	27,837	27,906	22,682	22,729
Interest payable	1,663	1,663	1,024	1,024

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 21 — Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:
Condensed Balance Sheets

December 31	2005	2004

Assets
Total cash and cash equivalents	$611	$741
Investment in Bank	82,452	70,447
Other assets	6,176	3,383

Total assets	$89,239	$74,571

Liabilities
Short-term borrowings	$7,200	$—
Subordinated debentures	27,837	22,682
Other liabilities	672	1,457

Stockholders’ Equity	53,530	50,432

Total liabilities and stockholders’ equity	$89,239	$74,571

Condensed Statements of Income

Years Ended December 31	2005	2004	2003

Operating Income (Expense)
Dividend income from Bank	$9,900	$4,800	$2,250
Investment income	48	19	18
Interest expense	(1,800)	(825)	(724)
Employee benefit expense	(412)	(338)	(250)
Other expense	(153)	(94)	(147)

Income Before Undistributed Income of Subsidiaries	7,583	3,562	1,147

Undistributed Income (Loss) of Subsidiaries	(1,435)	2,873	4,960

Income Before Tax	6,148	6,435	6,107

Income Tax Benefit	943	500	427

Net Income	$7,091	$6,935	$6,534

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Condensed Statements of Cash Flows

Years Ended December 31	2005	2004	2003

Operating Activities
Net income	$7,091	$6,935	$6,534
Items not requiring (providing) cash Distributions in excess (equity in undistributed) net income of Bank	1,435	(2,860)	(4,902)
Equity in undistributed net income of Insurance Company		(13)	(58)
Change in
Income taxes receivable		703	(493)
Dividends receivable from Bank	(1,600)
Other assets	(1,348)	(1,166)	(32)
Other liabilities	(785)	127	193

Net cash provided by operating activities	4,793	3,726	1,242

Investing Activities
Investment in Insurance Company		563
Investment in Bank	(8,764)	(7,500)	(3,000)
Investment in Statutory Trusts		(310)
Acquisition, net of cash acquired	(2,901)

Net cash used in investing activities	(11,665)	(7,247)	(3,000)

Financing Activities
Dividends paid	(1,660)	(1,481)	(1,311)
Change in short-term borrowings	7,200	(5,000)	2,850
Issuance of stock	1,853	696	189
Fractional share payment due to stock split			(3)
Proceeds from issuance of trust preferred securities		10,310
Purchase of treasury stock	(651)	(848)

Net cash provided by financing activities	6,742	3,677	1,725

Net Change in Cash and Cash Equivalents	(130)	156	(33)

Cash and Cash Equivalents at Beginning of Year	741	585	618

Cash and Cash Equivalents at End of Year	$611	$741	$585

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 22 — Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2005	March 31	June 30	September 30	December 31

Interest income	$11,795	$13,235	$15,741	$16,022
Interest expense	5,022	5,956	7,193	7,749

Net interest income	6,773	7,279	8,548	8,273
Provision for loan losses	330	381	360	450
Net income	1,303	1,680	2,028	2,080

Earnings per share
Basic	$.43	$.55	$.66	$.67

Diluted	$.42	$.53	$.64	$.65

Average shares outstanding
Basic	3,016,609	3,066,512	3,074,705	3,111,583

Diluted	3,140,322	3,157,731	3,165,847	3,186,780

Three Months Ended 2004	March 31	June 30	September 30	December 31

Interest income	$9,818	$10,774	$10,613	$11,770
Interest expense	4,229	4,263	4,211	4,850

Net interest income	5,589	6,511	6,402	6,920
Provision for loan losses	246	228	207	309
Net income	1,517	1,803	1,763	1,852

Earnings per share
Basic	$.51	$.60	$.59	$.62

Diluted	$.49	$.58	$.56	$.59

Average shares outstanding
Basic	2,990,989	2,983,976	2,998,563	3,001,122

Diluted	3,115,635	3,123,636	3,124,339	3,129,110

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Horizon Bancorp
Michigan City, Indiana
We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Horizon’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Fort Wayne, Indiana
February 3, 2006

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
The consolidated financial statements in the Annual Report have been audited by BKD, llp , independent registered public accounting firm, for 2005, 2004 and 2003. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp
Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)

	2005	2004	2003	2002	2001

Earnings
Net interest income	$30,873	$25,422	$24,151	$23,153	$19,807
Provision for loan losses	1,521	990	1,350	1,625	1,505
Total noninterest income	9,813	10,669	11,140	10,249	9,521
Total noninterest expense	29,129	25,672	24,771	23,403	21,106
Provision for income taxes	2,945	2,494	2,636	2,778	2,592

Net income from continuing operations	7,091	6,935	6,534	5,596	4,125

Cumulative effective of change in accounting for goodwill, net of tax				(97)

Net income	$7,091	$6,935	$6,534	$5,499	$4,125

Cash dividend declared	$1,660	$1,481	$1,311	$1,211	$1,179

Per Share Data
Net income basic	$2.31	$2.32	$2.19	$1.85	$1.39
Net income diluted	2.24	2.22	2.10	1.83	1.39
Cash dividends declared	.53	.49	.44	.41	.40
Book value at period end	17.01	16.56	15.48	13.93	11.73
Weighted average shares outstanding:
Basic	3,067,632	2,993,696	2,978,161	2,975,394	2,978,187
Diluted	3,162,950	3,123,325	3,108,178	3,003,381	2,978,187

Period End Totals
Loans, net of deferred loan fees and unearned income	$732,734	$564,042	$447,718	$535,793	$466,801

Allowance for loan losses	8,368	7,193	6,909	6,255	5,410

Total assets	1,127,875	913,831	757,443	720,502	587,945

Total deposits	855,566	612,217	546,168	489,259	419,599

Total borrowings	211,470	244,668	158,585	183,893	127,637

Horizon Bancorp
Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)
(Continued)

	2005	2004	2003	2002	2001

Ratios
Loan to deposit	85.64%	92.76%	81.97%	109.51%	111.25%
Loan to total funding	68.67	65.67	63.53	79.59	85.30
Return on average assets	.71	.85	.88	.86	.76
Average stockholders’ equity to average total assets	5.19	5.90	6.01	6.06	6.29
Return on average stockholders’ equity	13.67	14.38	14.65	14.21	12.11
Dividend payout ratio (dividends divided by net income)	21.21	21.36	20.06	22.02	28.85
Price to book value ratio	166.42	162.74	184.40	126.85	129.83
Price to earnings ratio	12.24	12.14	13.12	9.64	12.94
All share and per share amounts have been adjusted for the 3-for-1 stock split declared October 16, 2001, and the 3-for-2 stock split declared on October 21, 2003.

Horizon Bancorp
Horizon’s Common Stock and Related Stockholders’ Matters
Horizon common stock is traded on the NASDAQ Capital Market (formerly named the NASDAQ SmallCap Market) under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2005 and 2004.

	2005
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$31.51	$27.00	$.13

Second Quarter	30.00	24.20	.13

Third Quarter	28.26	26.55	.13

Fourth Quarter	27.93	24.95	.14

	2004
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$28.25	$24.00	$.12

Second Quarter	25.87	23.02	.12

Third Quarter	24.75	23.12	.12

Fourth Quarter	27.50	24.15	.13
There can be no assurance as to the amount of future dividends on Horizon common stock since future dividends are subject to the discretion of the Board of Directors, cash needs, general business conditions and dividends from the bank subsidiary.
The approximate number of holders of outstanding common stock, based upon the number of record holders as of December 31, 2005, is 595.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Office, Horizon has evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Internal Control Over Financing Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2005, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2005.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in the
Plan Category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved by security holders (1)	151,799	$11.37	142,422
Equity compensation plans not approved by security holders	0	0	0

Total	151,799	$11.37	142,422

(1)	Represents options granted or available under the 1997 Key Employees’ Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp and the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.
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

Horizon Bancorp Registrant
Date: March 20, 2006	By:	/s/ Craig M. Dwight
Craig M. Dwight
President and Chief Executive Officer (Principal Executive Officer)

Date: March 20, 2006	By:	/s/ James H. Foglesong
James H. Foglesong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 14, 2006	/s/ Robert C. Dabagia

Robert C. Dabagia, Chairman of the Board and Director

March 14, 2006	/s/ Craig M. Dwight

Craig M. Dwight, President and Chief Executive Officer and Director

March 14, 2006	/s/ Susan D. Aaron

Susan D. Aaron, Director

March 14, 2006	/s/ James B. Dworkin

James B. Dworkin, Director

March 14, 2006	/s/ Charley E. Gillispie

Charley E. Gillispie, Director

March 14, 2006	/s/ Daniel F. Hopp

Daniel F. Hopp, Director

Date	Signature and Title

March 14, 2006	/s/ Robert E. McBride

Robert E. McBride, Director

March 14, 2006	/s/ Peter L. Pairitz

Peter L. Pairitz, Director

March 14, 2006	/s/ Larry N. Middleton

Larry N. Middleton, Director

March 14, 2006	/s/ Bruce E. Rampage

Bruce E. Rampage, Director

March 14, 2006	/s/ Robert E. Swinehart

Robert E. Swinehart, Director

March 14, 2006	/s/ Spero W. Valavanis

Spero W. Valavanis, Director

EXHIBIT INDEX
The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number	Description	Incorporated by Reference/Attached
2.1	Agreement of Merger and Plan of Reorganization for Horizon Bancorp and Alliance Financial Corporation	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 1, 2005

2.2	Amendment to Agreement of Merger and Plan of Reorganization for Horizon Bancorp and Alliance Financial Corporation	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 24, 2005

3.1	Articles of Incorporation of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2003

3.2	Amended and Restated Bylaws of Horizon Bancorp (as adopted January 21, 2003)	Incorporated by Reference to Exhibit 3.2 to Registrant’s Form 10-K for the Year Ended December 31, 2002

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed October 27, 2004.

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed October 27, 2004

10.1*	1987 Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-K for the Year Ended December 31, 2001.

10.2*	Nonqualified Stock Option and Stock Appreciation Rights Agreement between Horizon Bancorp and Craig M. Dwight	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.3*	Supplemental Employee Retirement Plan, as amended	Incorporated by Reference to Exhibit 10.3 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.4*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by Reference to Exhibit 10.4 to Registrant’s Form 10-K for the Year Ended December 31, 2001

10.5*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2002

10.6	Horizon Bancorp 2003 Omnibus Equity Incentive Plan	Incorporated by Reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders Held on May 8, 2003

Exhibit
Number	Description	Incorporated by Reference/Attached
10.7	Agreement dated October 18, 1999, between Horizon Bank, N.A., and James D. Neff.	Incorporated by Reference to Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2003

10.8	Directors Deferred Compensation Plan	Incorporated by Reference to Exhibit 10.8 to Registrant’s form 10-K for the year ended December 31, 2004

10.9	Form of Change of Control Agreement for certain executive officers	Incorporated by Reference to Exhibit 10.9 to Registrant’s form 10-K for the year ended December 31, 2004

10.10	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Incorporated by Reference to Exhibit 10.10 to Registrant’s form 10-K for the year ended December 31, 2004

10.11	Form of Option Grant Agreement under 2003 Omnibus Plan	Incorporated by Reference to Exhibit 10.11 to Registrant’s form 10-K for the year ended December 31, 2004

10.12	Description of Executive Officer Bonus Plan	Incorporated by Reference to Exhibit 10.12 to Registrant’s form 10-K for the year ended December 31, 2004

10.13	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 27, 2004

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, llp	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of James H. Foglesong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of James H. Foglesong Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.