Form 10-Q
period 2006-03-31
HORIZON BANCORP /IN/
filed 2006-05-12
CIK 706129

HORIZON BANCORP
FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
450 5th Street N.W.
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     3,228,382      at      May 10, 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31,
	2006	December 31,
	(Unaudited)	2005

Assets
Cash and due from banks	$21,111	$39,163
Interest-bearing demand deposits	1	87

Cash and cash equivalents	21,112	39,250
Interest-bearing deposits	988	15,735
Investment securities, available for sale	250,103	275,177
Loans held for sale	2,371	2,440
Loans, net of allowance for loan losses of $8,671 and $8,368	727,543	724,366
Premises and equipment	21,781	21,425
Federal Reserve and Federal Home Loan Bank stock	12,983	12,983
Goodwill	5,787	5,787
Other intangible assets	2,687	2,780
Interest receivable	5,318	5,813
Other assets	22,310	22,119

Total assets	$1,072,983	$1,127,875

Liabilities
Deposits
Noninterest bearing	$89,615	$148,127
Interest bearing	688,295	707,439

Total deposits	777,910	855,566
Short-term borrowings	76,754	50,024
Long-term borrowings	129,098	133,609
Subordinated debentures	27,837	27,837
Interest payable	1,315	1,663
Other liabilities	4,973	5,646

Total liabilities	1,017,887	1,074,345

Stockholders’ Equity
Preferred stock, no par value Authorized, 1,000,000 shares No shares issued
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 4,987,806 and 4,911,741 shares	1,108	1,092
Additional paid-in capital	24,901	24,552
Retained earnings	49,524	48,523
Restricted stock, unearned compensation	—	(760)
Accumulated other comprehensive loss	(3,285)	(2,853)
Less treasury stock, at cost, 1,759,424 and 1,755,158 shares	(17,152)	(17,024)

Total stockholders’ equity	55,096	53,530

Total liabilities and stockholders’ equity	$1,072,983	$1,127,875

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2006	2005
	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$12,773	$8,883
Investment securities:
Taxable	2,167	2,341
Tax exempt	723	571

Total interest income	15,663	11,795

Interest Expense
Deposits	5,293	2,957
Federal funds purchased and short-term borrowings	398	173
Long-term borrowings	1,650	1,588
Subordinated debentures	512	304

Total interest expense	7,853	5,022

Net Interest Income	7,810	6,773
Provision for loan losses	380	330

Net Interest Income after Provision for Loan Losses	7,430	6,443

Other Income
Service charges on deposit accounts	686	538
Wire transfer fees	86	89
Fiduciary activities	663	627
Commission income from insurance agency		46
Gain on sale of loans	303	389
Increase in cash surrender value of Bank owned life insurance	108	114
Loss on sale of securities	(158)
Other income	343	477

Total other income	2,031	2,280

Other Expenses
Salaries and employee benefits	4,234	4,150
Net occupancy expenses	618	521
Data processing and equipment expenses	640	507
Other expenses	2,022	1,800

Total other expenses	7,514	6,978

Income Before Income Tax	1,947	1,745
Income tax expense	498	442

Net income	$1,449	$1,303

Basic Earnings Per Share	$.46	$.43

Diluted Earnings Per Share	$.45	$.42
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
		Additional			Restricted Stock,	Other
	Common	Paid-in	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Income	Earnings	Compensation	Loss	Stock	Total

Balances, December 31, 2005	$1,092	$24,552		$48,523	$(760)	$(2,853)	$(17,024)	$53,530
Net income			$1,449	1,449				1,449
Other comprehensive loss, net of tax, unrealized losses on securities			(432)			(432)		(432)

Comprehensive income			$1,017

Reclassification of restricted stock, unearned compensation to paid-in capital upon adoption of SFAS 123 (R)		(760)			760
Amortization of unearned compensation		53						53
Exercise of stock options	16	613						629
Tax benefit related to stock options		434						434
Stock option expense		9						9
Purchase treasury stock							(128)	(128)
Cash dividends ($.14 per share)				(448)				(448)

Balances, March 31, 2006	$1,108	$24,901		$49,524	$0	$(3,285)	$(17,152)	$55,096

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2006	2005
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$1,449	$1,303
Items not requiring (providing) cash
Provision for loan losses	380	330
Depreciation and amortization	647	453
Mortgage servicing rights impairment (recovery)	16	(47)
Deferred income tax	441	(29)
Investment securities amortization, net	64	207
Loss on sale of securities available for sale	158
Gain on sale of loans	(303)	(389)
Proceeds from sales of loans	22,071	22,171
Loans originated for sale	(21,698)	(20,615)
Gain on sale of other real estate owned		(19)
Deferred loan fees	9	5
Unearned income	(31)	(8)
Gain on sale of fixed assets	(1)	(2)
Increase in cash surrender value of life insurance	(108)	(114)
Tax benefit of options exercised	(434)	—
Net change in
Interest receivable	495	(166)
Interest payable	(348)	178
Other assets	(309)	—
Other liabilities	(673)	(796)

Net cash provided by operating activities	1,825	2,462

Investing Activities
Net change in interest-bearing deposits	14,747	975
Purchases of securities available for sale	(26,026)	(30,441)
Proceeds from sales,maturities, calls, and principal repayments of securities available for sale	50,215	10,639
Net change in loans	(3,653)	14,597
Proceeds from sale of fixed assets	1	2
Recoveries on loans previously charged-off	118	119
Proceeds from sale of other real estate owned	—	256
Purchases of premises and equipment	(858)	(328)
Purchase of bank owned life insurance	—	—

Net cash provided by (used in) investing activities	34,544	(4,181)

Financing Activities
Net change in
Deposits	(77,656)	22,593
Short-term borrowings	26,730	(23,298)
Repayment of long-term borrowings	(4,511)	(8)
Proceeds from issuance of stock	1,072	1,097
Purchase of treasury stock	(128)	(265)
Tax benefit of options exercised	434	—
Dividends paid	(448)	(400)

Net cash used in financing activities	(54,507)	(281)

Net Change in Cash and Cash Equivalent	(18,138)	(2,000)

Cash and Cash Equivalents, Beginning of Period	39,250	18,254

Cash and Cash Equivalents, End of Period	$21,112	$16,254

Additional Cash Flows Information
Interest paid	$8,201	$4,844
Income taxes paid	—	—
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2006 and March 31, 2005 are not necessarily indicative of the operating results for the full year of 2006 or 2005. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Form 10-K annual report for 2005 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2005 has been derived from the audited balance sheet of Horizon as of that date.
Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,142,219 and 3,016,609 for the three-month period ended March 31, 2006 and 2005. The number of shares used in the computation of diluted earnings per share is 3,203,206 and 3,140,322 for the three month period ended March 31, 2006 and 2005.
Horizon has share–based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2005 Annual Report to shareholders.
Effective January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), share–Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share–based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share–based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has elected the modified prospective application and, as a result, has recorded approximately $9 thousand in compensation expense relating to vesting of stock options less estimated forfeitures for the three month period ended March 31, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature. Prior to adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity. Upon the adoption of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to additional paid-in capital.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Prior to the adoptions of SFAS 123(R), Horizon accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if Horizon had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months
Ended March 31,
2005
Net income, as reported	$1,303
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(10)

Pro forma net income	$1,293

Earnings per share:
Basic — as reported	.43
Basic — pro forma	.43
Diluted — as reported	.42
Diluted — pro forma	.41
Note 2 — Investment Securities

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$52,402	$—	$(1,204)	$51,198
State and municipal	71,465	1,213	(706)	71,972
Federal agency collateralized mortgage obligations	18,214	—	(603)	17,611
Federal agency mortgage backed pools	112,445	63	(3,851)	108,657
Corporate Notes	632	33	—	665

Total investment securities	$255,158	$1,309	$(6,364)	$250,103

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$72,153	$—	$(1,786)	$70,367
State and Municipal	64,608	1,794	(430)	65,972
Federal agency collateralized mortgage obligations	22,781	—	(628)	22,153
Federal agency mortgage backed pools	119,392	125	(3,497)	116,020
Corporate notes	632	33	—	665

Total investment securities	$279,566	$1,952	$(6,341)	$275,177

The amortized cost and fair value of securities available for sale at March 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$7,624	$7,551
One to five years	38,971	38,025
Five to ten years	39,693	39,625
After ten years	38,211	38,634

	124,499	123,835
Federal agency collateralized mortgage obligations	18,214	17,611
Federal agency mortgage backed pools	112,445	108,657

	$255,158	$250,103

Proceeds from sales of securities available for sale during the three months ended March 31, 2006, were $45,028,000.Gross gains of $690,000 and gross losses of $848,000 were recognized on these sales. There were no sales of securities available for sale during the three months ending March 31, 2005 or 2004.
Certain investments in debt securities are reported at in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2006 and December 31, 2005, was $209,629,000 and $226,292,000, respectively, which is approximately 84% and 82% of Horizon’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006 and December 31, 2005.

	Less than 12 Months		12 Months or More		Total

Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2006
U. S. Treasury and federal agencies	$15,088	$177	$36,109	$1,027	$51,197	$1,204
State and municipal	33,468	639	3,499	67	36,967	706
Federal agency collateralized mortgage obligations	3,733	90	13,880	513	17,613	603
Federal agency mortgage backed pools	20,916	437	83,922	3,414	104,838	3,851

Total temporarily impaired securities	$73,205	$1,343	$137,410	$5,021	$210,615	$6,364

	Less than 12 Months		12 Months or More		Total

Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2005
U. S. Treasury and Federal agencies	$11,957	$243	$57,010	$1,542	$68,967	$1,785
State and municipal	25,335	388	1,968	42	27,303	430
Federal agency collateralized mortgage obligations	10,313	317	11,840	312	22,153	629
Federal agency mortgage-backed pools	40,983	950	66,886	2,547	107,869	3,497

Total temporarily impaired securities	$88,588	$1,898	$137,704	$4,443	$226,292	$6,341

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 — Loans

	March 31,	December
	2006	31, 2005

Commercial loans	$266,525	$273,310
Mortgage warehouse loans	88,871	97,729
Real estate loans	175,865	159,312
Installment loans	204,953	202,383

	736,214	732,734
Allowance for loan losses	(8,671)	(8,368)

Total loans	$727,543	$724,366

Note 4 — Allowance for Loan Losses

	March 31,	March 31,
	2006	2005

Allowance for loan losses
Balances, beginning of period	$8,368	$7,193
Provision for losses	380	330
Recoveries on loans	118	119
Loans charged off	(195)	(240)

Balances, end of period	$8,671	$7,402

Note 5 — Nonperforming Assets

	March 31,	December 31,
	2006	2005

Nonperforming loans	$1,720	$1,822
Other real estate owned	23	23

Total nonperforming assets	$1,743	$1,845

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2006
Forward–Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or “Company”) and Horizon Bank, N.A. (Bank). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Horizon’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on Horizon’s future activities and operating results include, but are not limited to:
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
Overview
Net income increased from the first quarter of 2005, but, declined from the fourth quarter of 2005. The major factors impacting the first quarter of 2006 were threefold: 1) a decline in residential mortgage loan activity which impacted the gain on sale of loans and the mortgage warehouse volume which had a negative effect on both fee income and interest income, 2) unanticipated payoffs of commercial loans and 3) market pressure on deposit interest rates which caused the net interest margin to decline. Some restructuring of the investment portfolio negatively impacted the first quarter but will have a positive impact on future periods.

Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 on Form 10-K contain a summary of the Company’s significant accounting policies and are presented on pages 44-48 of Form 10-K for 2005. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy.
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
Horizon considers the allowance for loan losses of $8.671 million adequate to cover losses inherent in the loan portfolio as of March 31, 2006. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.
Financial Condition
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2006, cash and cash equivalents decreased by approximately $18.1 million. At March 31, 2006, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $129 million in unused credit lines with various money center banks including the FHLB.
There have been no other material changes in the liquidity of Horizon from December 31, 2005 to March 31, 2006.

Capital Resources
As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the “well capitalized” minimums. The capital resources of Horizon and the Bank exceed the OCC required levels at March 31, 2006. Stockholders’ equity totaled $55.096 million as of March 31, 2006 compared to $53.530 million as of December 31, 2005. The increase in stockholders’ equity during the three months ended March 31, 2006 is primarily the result of capital raised through the exercise of stock options, net income, net of dividends declared and the amortization of unearned compensation. The increase was partially offset by a decline in the market value of Horizon’s investment securities available for sale and the acquisition of additional treasury stock. At March 31, 2006, the ratio of stockholders’ equity to assets was 5.13% compared to 5.75% at December 31, 2005.
During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized including the 100 basis point cushion required by the OCC at March 31, 2006.
There have been no other material changes in Horizon’s capital resources from December 31, 2005 to March 31, 2006.
Material Changes in Financial Condition – March 31, 2006 compared to December 31, 2005
During the first three months of 2006, investment securities decreased approximately $25.0 million and loans outstanding increased approximately $3.2 million. In the first quarter of 2006 Horizon sold approximately $45 million of low yielding investment securities, recognizing a loss on the sale of $158 thousand. The proceeds from the sale will be used to reduce short-term debt, fund anticipated loan growth and reinvest in higher yielding securities. This transaction is anticipated to have a positive impact on net income in 2006. Loans showed modest growth since December 31, 2005. Growth came in real estate loans, where the Bank continued to hold adjustable rate mortgage loans. This growth was offset by declines in commercial loans caused by unanticipated payoffs and mortgage warehouse loans, which declined due to seasonality and an increase in long term rates.
Deposits declined, as a large deposit made by a local municipality at year-end 2005 was withdrawn in their normal course of business in early January 2006. Total average deposits for the first quarter of 2006 declined only $9 million or 1.1% from the fourth quarter of 2005. Short-term borrowings increased to cover the loss of deposits since year-end.
There have been no other material changes in the financial condition of Horizon from December 31, 2005 to March 31, 2006.
Results of Operations
Material Changes in Results of Operations – Three months ended March 31, 2006 compared to the three months ended March 31, 2005
During the three months ended March 31, 2006, net income totaled $1.449 million or $.45 per diluted share compared to $1.303 million or $.42 per diluted share for the same period in 2005.

Net interest income for the quarter ended March 31, 2006 was $7.810 million, an increase of $1.037 million or an increase of 15.3% over the same period of the prior year. This increase resulted from an increase in average earning assets from the same quarter of the prior year of $144.1 million or 17.3%. A large portion of the growth in earning assets was the result of the Alliance Bank acquisition that contributed approximately $116 million in earning assets. Simultaneously, mortgage warehouse loans declined approximately $19 million on average since the first quarter of 2005, due to a decline in overall residential mortgage activity. Contributing to net interest income in the first quarter of 2006 was approximately $205 thousand of income, which related to commercial loans that were acquired at a discount in the Alliance acquisition and were paid in full during the quarter. The net interest margin was 3.19% compared to 3.23% for the first quarter of 2005. Without the recognition of the discount income from the Alliance loans, the net interest margin would have been 3.11%.
Non-interest income decreased $249 thousand or 10.9% from the first quarter of 2005. The main contributing factors were: 1) other income in 2005 included approximately $160 thousand in pre-tax income from the sale of the retail property and casualty insurance lines of Horizon Insurance Services, Inc, and 2) a loss on the sale of investment securities of $158 thousand in 2006.
Non-interest expense increased $536 thousand or 7.7% from the first quarter of 2005. This increase relates primarily to additional ongoing expenses related to the Alliance Bank acquisition including core deposit intangible amortization of approximately $93 thousand. On January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share–Based Payment (“SFAS 123(R)”). For the quarter ended March 31, 2006, Horizon recorded $9 thousand of employee compensation expense related to expensing of stock options. See Note 1 to the financial statements for additional discussion of the adoption of SFAS 123(R).
There have been no other material changes in the results of operations of Horizon for the three months ending March 31, 2006 and 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon’s 2005 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2005 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2006, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information requiuere3d to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2006,there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Three Months Ended March 31, 2006
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     No material changes from the factors included in the December 31, 2005 Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases that the Company made of its Common Stock during the quarter ended March 31, 2006:
Issuer Purchases of Equity Securities

Minimum
			Total Number of	Number of
	Total		Shares Purchased	Shares That may
	Number of		as Part of Publicly	yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plan or
	Purchased	Paid Per Share	or Programs	Program

January 1, 2006 through January 31, 2006	—	$—	—	—
February 1, 2006 through February 28, 2006	4,266 (1)	29.85	—	—
March 1, 2006 through March 31, 2006	—	—	—	—

(1)	The 4,266 shares redeemed were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees to Horizon as payment for taxes associated with option exercises.
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

HORIZON BANCORP

May 11, 2006	/s/ Craig M. Dwight

Date:	BY:	Craig M. Dwight
President and Chief Executive Officer

May 11, 2006	/s/ James H. Foglesong

Date:	BY:	James H. Foglesong
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