Form 10-Q
period 2006-06-30
HORIZON BANCORP /IN/
filed 2006-08-11
CIK 706129

HORIZON BANCORP
SECURITIES AND EXCHANGE COMMISSION
450 5th Street N.W.
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
3,230,782 at August 8 , 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)

Assets
Cash and due from banks	$23,407	$39,163
Interest-bearing demand deposits	1	87

Cash and cash equivalents	23,408	39,250
Interest-bearing deposits	1,698	15,735
Investment securities, available for sale	242,262	275,177
Loans held for sale	4,754	2,440
Loans, net of allowance for loan losses of $8,843 and $8,368	786,201	724,366
Premises and equipment	22,550	21,425
Federal Reserve and Federal Home Loan Bank stock	13,014	12,983
Goodwill	5,787	5,787
Other intangible assets	2,594	2,780
Interest receivable	5,365	5,813
Other assets	23,508	22,119

Total assets	$1,131,141	$1,127,875

Liabilities
Deposits
Noninterest bearing	$86,427	$148,127
Interest bearing	753,688	707,439

Total deposits	840,115	855,566
Short-term borrowings	72,988	50,024
Long-term borrowings	129,027	133,609
Subordinated debentures	27,837	27,837
Interest payable	1,442	1,663
Other liabilities	5,105	5,646

Total liabilities	1,076,514	1,074,345

Stockholders’ Equity
Preferred stock, no par value Authorized, 1,000,000 shares No shares issued Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 4,990,206 and 4,852,751 shares	1,109	1,092
Additional paid-in capital	24,970	24,552
Retained earnings	50,902	48,523
Restricted stock, unearned compensation	—	(760)
Accumulated other comprehensive loss	(5,202)	(2,853)
Less treasury stock, at cost, 1,759,424 and1,741,239 shares	(17,152)	(17,024)

Total stockholders’ equity	54,627	53,530

Total liabilities and stockholders’ equity	$1,131,141	$1,127,875

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$13,829	$10,171	$26,602	$19,054
Investment securities
Taxable	2,059	2,485	4,226	4,826
Tax exempt	762	579	1,485	1,150

Total interest income	16,650	13,235	32,313	25,030

Interest Expense
Deposits	5,977	3,656	11,270	6,613
Federal funds purchased and short-term borrowings	592	654	990	827
Long-term borrowings	1,697	1,309	3,347	2,897
Subordinated debentures	548	337	1,060	641

Total interest expense	8,814	5,956	16,667	10,978

Net Interest Income	7,836	7,279	15,646	14,052
Provision for loan losses	225	381	605	711

Net Interest Income after Provision for Loan Losses	7,611	6,898	15,041	13,341

Other Income
Service charges on deposit accounts	778	583	1,464	1,121
Wire transfer fees	103	117	189	206
Fiduciary activities	810	692	1,473	1,319
Commission income from insurance agency	—	—	—	46
Gain on sale of loans	325	478	628	867
Increase in cash surrender value of bank owned life insurance	118	122	226	236
Loss on sale of securities	(91)	—	(249)	—
Other income	336	493	679	970

Total other income	2,379	2,485	4,410	4,765

Other Expenses
Salaries and employee benefits	4,062	4,100	8,296	8,250
Net occupancy expenses	561	486	1,179	1,007
Data processing and equipment expenses	659	525	1,299	1,032
Other expenses	2,143	1,896	4,165	3,696

Total other expenses	7,425	7,007	14,939	13,985

Income Before Income Tax	2,565	2,376	4,512	4,121
Income tax expense	731	696	1,229	1,138

Net Income	$1,834	$1,680	$3,283	$2,983

Basic Earnings Per Share	$.58	$.55	$1.04	$.98

Diluted Earnings Per Share	$.57	$.53	$1.02	$.95
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

					Restricted	Accumulated
		Additional			Stock,	Other
		Paid-in	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Common Stock	Capital	Income	Earnings	Compensation	Loss	Stock	Total

Balances, December 31, 2005	$1,092	$24,552		$48,523	$(760)	$(2,853)	$(17,024)	$53,530
Net income			$3,283	3,283				3,283
Other comprehensive loss, net of tax, unrealized losses on securities			(2,349)			(2,349)		(2,349)

Comprehensive income			$934

Reclassification of restricted stock, unearned compensation to paid-in capital upon adoption of SFAS 123 (R)		(760)			760
Amortization of unearned compensation		106						106
Exercise of stock options	17	619						636
Tax benefit related to stock options		438						438
Stock option expense		15						15
Purchase treasury stock							(128)	(128)
Cash dividends ($.28 per share)				(904)				(904)

Balances, June 30, 2006	$1,109	$24,970		$50,902	$0	$(5,202)	$(17,152)	$54,627

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2006	2005
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$3,283	$2,983
Items not requiring (providing) cash
Provision for loan losses	605	711
Depreciation and amortization	1,262	979
Share based compensation	15	—
Federal Home Loan Bank stock dividend	—	(251)
Mortgage servicing rights (recovery) impairment	22	(141)
Deferred income tax	1,036	892
Investment securities amortization, net	130	199
Loss on sale of securities	249	—
Gain on sale of loans	(628)	(867)
Proceeds from sales of loans	46,974	45,273
Loans originated for sale	(48,660)	(44,887)
(Gain) loss on sale of other real estate owned	4	(19)
Loss on sale of fixed assets	—	11
Increase in cash surrender value of life insurance	(226)	(236)
Net change in:
Interest receivable	448	(166)
Interest payable	(221)	381
Other assets	(1,042)	(1,152)
Other liabilities	(541)	(719)

Net cash provided by operating activities	2,710	2,991

Investing Activities
Net change in deposits	14,037	3,727
Purchases of securities available for sale	(52,639)	(32,500)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	81,564	34,567
Net change in loans	(62,680)	(42,245)
Purchase Federal Reserve Bank stock	(31)	—
Proceeds from sale of fixed assets	1	27
Recoveries on loans previously charged-off	294	218
Proceeds from sale of other real estate owned	25	256
Purchases of premises and equipment	(2,096)	(570)
Acquisition, net of cash	—	(2,901)

Net cash used in investing activities	(21,525)	(39,421)

Financing Activities
Net change in
Deposits	(15,451)	75,475
Short-term borrowings	22,964	(11,454)
Proceeds from long-term borrowings	—	47,000
Repayment of long-term borrowings	(4,582)	(56,025)
Proceeds from issuance of stock	636	1,097
Purchase of treasury stock	(128)	(265)
Tax benefit of options exercised	438	—
Dividends paid	(904)	(808)

Net cash provided by financing activities	2,973	55,020

Net Change in Cash and Cash Equivalents	(15,842)	18,590

Cash and Cash Equivalents, Beginning of Period	39,250	18,254

Cash and Cash Equivalents, End of Period	$23,408	$36,844

Additional Cash Flows Information
Interest paid	$16,888	$10,475
Income tax paid	250	300
     See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiary, Horizon Bank, N.A. (Bank). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2006 and June 30, 2005, are not necessarily indicative of the operating results for the full year of 2006 or 2005. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Form 10-K annual report for 2005 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2005, has been derived from the audited balance sheet of Horizon as of that date.
Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (“SARS”) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,183,870 and 3,066,512 for the three-month period ended June 30, 2006 and 2005. The number of shares used in the computation of diluted earnings per share is 3,209,294 and 3,157,731 for the three-month period ended June 30, 2006 and 2005. The number shares used in the computation of basic earnings per share is 3,163,159 and 3,041,698 for the six-month period ended June 30, 2006 and 2005. The number of shares used in the computation of diluted earnings per share is 3,205,780 and 3,149,164 for the six-month period ended June 30, 2006 and 2005
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2005, Annual Report to Shareholders.
Effective January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has elected the modified prospective application and, as a result, has recorded approximately $15 thousand in compensation expense relating to vesting of stock options less estimated forfeitures for the six month period ended June 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature. Prior to adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity. Upon the adoption of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to additional paid-in capital.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,680	$2,983
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(10)	(20)

Pro forma net income	$1,670	$2,963

Earnings per share:

Basic — as reported	.55	.98

Basic — pro forma	.54	.97

Diluted — as reported	.53	.95

Diluted — pro forma	.53	.94
Note 2 — Investment Securities

	2006
		Gross	Gross
		Unrealized	Unrealized	Fair
June 30	Amortized Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$51,662	$—	$(1,403)	$50,259
State and municipal	81,656	427	(1,784)	80,299
Federal agency collateralized mortgage obligations	11,867	—	(476)	11,391
Federal agency mortgage backed pools	104,449	23	(4,813)	99,659
Corporate Notes	632	22	—	654

Total investment securities	$250,266	$472	$(8,476)	$242,262

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

The amortized cost and fair value of securities available for sale at June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$11,145	$11,003
One to five years	31,795	31,097
Five to ten years	31,646	30,685
After ten years	59,364	58,427

	133,950	131,212
Federal agency collateralized mortgage obligations	11,867	11,391
Federal agency mortgage backed pools	104,449	99,659

	$250,266	$242,262

Proceeds from sales of securities available for sale during the six months ended June 30, 2006, were $70,197,000. Gross gains of $1,167,000 and gross losses of $1,416,000 were recognized on these sales. There were no sales of securities available for sale during the six months ending June 30, 2005.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2006 and December 31, 2005, was $205,472,000 and $226,292,000, respectively, which is approximately 85% and 82% of Horizon’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 and December 31, 2005.

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2006
U. S. Treasury and federal agencies	$12,246	$216	$38,013	$1,187	$50,259	$1,403
State and municipal	38,579	1,395	7,460	389	46,039	1,784
Federal agency collateralized mortgage obligations	4,306	90	7,085	386	11,391	476
Federal agency mortgage backed pools	12,227	283	85,556	4,530	97,783	4,813

Total temporarily impaired securities	$67,358	$1,984	$138,114	$6,492	$205,472	$8,476

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2005
U. S. Treasury and Federal agencies	$11,957	$243	$57,010	$1,542	$68,967	$1,785
State and municipal	25,335	388	1,968	42	27,303	430
Federal agency collateralized mortgage obligations	10,313	317	11,840	312	22,153	629
Federal agency mortgage-backed pools	40,983	950	66,886	2,547	107,869	3,497

Total temporarily impaired securities	$88,588	$1,898	$137,704	$4,443	$226,292	$6,341

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 — Loans

	June 30,	December 31,
	2006	2005

Commercial loans	$266,999	$273,310
Mortgage warehouse loans	106,432	97,729
Real estate loans	198,728	159,312
Installment loans	222,885	202,383

	795,044	732,734
Allowance for loan losses	(8,843)	(8,368)

Total loans	$786,201	$724,366

Note 4 — Allowance for Loan Losses

	June 30,	June 30,
	2006	2005

Allowance for loan losses Balances, beginning of period	$8,368	$7,193
Allowance acquired in acquisition	—	557
Provision for losses	605	711
Recoveries on loans	294	218
Loans charged off	(424)	(477)

Balances, end of period	$8,843	$8,202

Note 5 — Nonperforming Assets

	June 30,	December 31,
	2006	2005

Nonperforming loans	$1,398	$1,822
Other real estate owned	25	23

Total nonperforming assets	$1,423	$1,845

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Months Periods Ended June 30, 2006
Forward–Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or “Company”) and Horizon Bank, N.A. (“Bank”). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Horizon’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on Horizon’s future activities and operating results include, but are not limited to:
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
Overview
Net income increased from the first quarter of 2006, and also improved from the first six months of 2005. The major factor causing the improved performance from the prior year was the income generated from the additional assets and deposits acquired through the acquisition of Alliance Bank. This acquisition closed on June 10, 2005. The additional assets caused an increase in net interest income despite a decline in net interest margin. Noninterest expense, particularly salaries and employee benefits, were held in check. Noninterest income was impacted by a loss taken on the sale of securities to restructure the investment portfolio and a decline in residential mortgage activity which impacted gain on sale of loans.

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
Horizon considers the allowance for loan losses of $8.843 million adequate to cover losses inherent in the loan portfolio as of June 30, 2006. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.
Financial Condition
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 2006, cash and cash equivalents decreased by approximately $15.8 million. At June 30, 2006, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $143 million in unused credit lines with various money center banks including the FHLB.
There have been no other material changes in the liquidity of Horizon from December 31, 2005 to June 30, 2006.

Capital Resources
As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the “well capitalized” minimums. The capital resources of Horizon and the Bank exceed the OCC required levels at June 30, 2006. Stockholders’ equity totaled $54.627 million as of June 30, 2006 compared to $53.530 million as of December 31, 2005. The increase in stockholders’ equity during the six months ended June 30, 2006 is primarily the result of net income, net of dividends declared and the amortization of unearned compensation. The increase was partially offset by a decline in the market value of Horizon’s investment securities available for sale. At June 30, 2006, the ratio of stockholders’ equity to assets was 4.82% compared to 4.75% at December 31, 2005.
During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at June 30, 2006.
There have been no other material changes in Horizon’s capital resources from December 31, 2005 to June 30, 2006.
Material Changes in Financial Condition – June 30, 2006 compared to December 31, 2005
During the first six months of 2006, investment securities decreased approximately $32.9 million and loans outstanding increased approximately $61.8 million. In the first half of 2006, Horizon sold approximately $70 million of low yielding investment securities, recognizing a loss on the sale of $249 thousand. The proceeds from the sale will be used to reduce short-term debt, fund anticipated loan growth and reinvest in higher yielding securities. This transaction is anticipated to have a positive impact on net income in 2006. With the exception of commercial loans, loans showed strong growth since December 31, 2005. Growth came in real estate loans, where the Bank’s loan customers continued to favor adjustable rate mortgages, which are held in the Bank’s portfolio. While this caused growth in the loan portfolio, it had a negative impact on gain on sale of loans, as fewer loans are available for sale. Mortgage warehouse loans increased as mortgage loan activity increased in general due to the seasonality of mortgage lending. Installment loans grew due to increased indirect volume and the purchase of approximately $10 million of automobile loans from a third party. This growth was offset by a decline in commercial loans caused by unanticipated payoffs.
Premises and equipment increased approximately $1.1 million during the first half of 2006 due to the construction of the Elkhart branch opened in June of 2006.
Deposits declined, as a large deposit made by a local municipality at year-end 2005 was withdrawn in their normal course of business in early January 2006. Total average deposits for the second quarter of 2006 increased $5 million from the fourth quarter of 2005. Short-term borrowings increased and investments decreased to cover the growth in loans.
There have been no other material changes in the financial condition of Horizon from December 31, 2005 to June 30, 2006.

Results of Operations
Material Changes in Results of Operations – Three months ended June 30, 2006 compared to the three months ended June 30, 2005
During the three months ended June 30, 2006, net income totaled $1.834 million or $.57 per diluted share compared to $1.680 million or $.53 per diluted share for the same period in 2005.
Net interest income for the quarter ended June 30, 2006, was $7.836 million, an increase of $557 thousand or an increase of 7.7% over the same period of the prior year. This increase resulted from an increase in average earning assets from the same quarter of the prior year of $101.2 million or 11.2%. The growth in earning assets was the result of the Alliance Bank acquisition that contributed approximately $116 million in earning assets. Simultaneously, mortgage warehouse loans, while up from the first quarter of 2006, declined approximately $7.1 million on average from the second quarter of 2005, due to a decline in overall residential mortgage activity. Contributing to net interest income in the second quarter of 2006 was approximately $125 thousand of income, which related to commercial loans that were acquired at a discount in the Alliance acquisition and were paid in full during the quarter. The net interest margin was 3.11% compared to 3.22% for the second quarter of 2005. Without the recognition of the discount income from the Alliance loans, the net interest margin would have been 3.09% in the second quarter of 2006.
Noninterest income decreased $106 thousand or 4.3% from the second quarter of 2005. The main contributing factors were: 1) a loss on the sale of investment securities of $91 thousand in 2006, and 2) a decline in the gain on sale of loans, and a decline in mortgage loan broker fees due to lower volume of loans available for sale. Offsetting these declines were, 1) increased service charge income from NSF fees, and 2) additional fiduciary fees as a result of increased assets under management and annual tax preparation fees.
Noninterest expense increased $418 thousand or 6.0% from the second quarter of 2005. Salary and employee benefit expense decreased as staff members who left the company in late 2005 and early 2006 have not been replaced. The offsetting increase in other noninterest expense categories relates to ongoing expenses related to the Alliance Bank acquisition including core deposit intangible amortization of approximately $93 thousand. On January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). For the quarter ended June 30, 2006, Horizon recorded $6 thousand of employee compensation expense related to expensing of stock options. See Note 1 to the financial statements for additional discussion of the adoption of SFAS 123(R).
There have been no other material changes in the results of operations of Horizon for the three months ending June 30, 2006 and 2005.
Material Changes in Results of Operations – Six months ended June 30, 2006 compared to the Six months ended June 30, 2005
During the six months ended June 30, 2006, net income totaled $3.283 million or $1.02 per diluted share compared to $2.983 million or $0.95 per diluted share for the same period in 2005.
Net interest income for the six month period ended June 30, 2006, was $15.646 million, an increase of $1.594 million an increase of 11.3% over the same period of the prior year. This increase resulted from an increase in average earning assets from the same quarter of the prior year of $120.0 million or 13.9%. The growth in earning assets was the result of the Alliance Bank acquisition that contributed approximately $116 million in earning assets. The net interest margin declined from 3.24%for the 2005 period to 3.15% for 2006. Contributing to net interest income in the first half of 2006 was approximately $330 thousand of income, which related to commercial loans that were acquired at a discount in the

Alliance acquisition and were paid in full during the quarter. Without this income the net interest margin would have been approximately 3.11%.
Noninterest income for the first six months of 2006 declined by $355 thousand or 7.5%. Much of the decline can be attributed to the securities losses. Also contributing was a decline in gain on sale of loans and brokered loan fees. Offsetting these declines was increased service charge income and fiduciary fees. Other income in 2005 included approximately $160 thousand in pre-tax income from the sale of the retail property and casualty insurance lines of Horizon Insurance Services, Inc.
Noninterest expense increased $954 thousand or 6.8% from the first six months of 2005. The increased relates to the same reasons mentioned above for the three months ended June 30, 2006.
There have been no other material changes in the results of operations of Horizon for the six months ending June 30, 2006 and 2005.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2006, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2006, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Six Months Ended June 30, 2006
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     No material changes from the factors included in the December 31, 2005 Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) The Company held its Annual Shareholders’ Meeting on May 4, 2006.
     (b) The names of the Directors elected at the Annual Meeting were as follows:

Name	Votes For	Votes Withheld
Robert C. Dabagia	2,300,592	76,902
Peter L. Pairitz	2,312,820	64,674
Bruce E. Rampage	2,312,820	64,674
Spero W. Valavanis	2,311,148	66,346
     (c) Ratification of BKD, llp as independent accountants.

Votes for	2,272,722
Votes against	65,883
Votes abstained	38,889
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS
(a)	Exhibits
Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of James H. Foglesong

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HORIZON BANCORP

/s/ Craig M. Dwight

Date: August 10, 2006	BY:	Craig M. Dwight
President and Chief Executive Officer

/s/ James H. Foglesong

Date: August 10, 2006	BY:	James H. Foglesong
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