Form 10-Q
period 2006-09-30
HORIZON BANCORP /IN/
filed 2006-11-13
CIK 706129

HORIZON BANCORP
SECURITIES AND EXCHANGE COMMISSION
450 5th Street N.W.
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
3,238,682 at November 8, 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)

Assets
Cash and due from banks	$21,673	$39,163
Interest-bearing demand deposits	104	87

Cash and cash equivalents	21,777	39,250
Interest-bearing deposits	128	15,735
Investment securities, available for sale	239,869	275,177
Loans held for sale	6,169	2,440
Loans, net of allowance for loan losses of $8,810 and $8,368	820,381	724,366
Premises and equipment	22,891	21,425
Federal Reserve and Federal Home Loan Bank stock	12,457	12,983
Goodwill	5,787	5,787
Other intangible assets	2,503	2,780
Interest receivable	5,655	5,813
Other assets	21,572	22,119

Total assets	$1,159,189	$1,127,875

Liabilities
Deposits
Noninterest bearing	$90,205	$148,127
Interest bearing	724,981	707,439

Total deposits	815,186	855,566
Short-term borrowings	120,579	50,024
Long-term borrowings	128,969	133,609
Subordinated debentures	27,837	27,837
Interest payable	1,904	1,663
Other liabilities	5,224	5,646

Total liabilities	1,099,699	1,074,345

Stockholders’ Equity
Preferred stock, no par value Authorized, 1,000,000 shares No shares issued
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 4,995,906 and 4,852,751 shares	1,110	1,092
Additional paid-in capital	25,135	24,552
Retained earnings	52,417	48,523
Restricted stock, unearned compensation	—	(760)
Accumulated other comprehensive loss	(2,020)	(2,853)
Less treasury stock, at cost, 1,759,424 and 1,755,158 shares	(17,152)	(17,024)

Total stockholders’ equity	59,490	53,530

Total liabilities and stockholders’ equity	$1,159,189	$1,127,875

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$15,010	$12,662	$41,612	$31,716
Investment securities
Taxable	1,870	2,469	6,096	7,295
Tax exempt	878	610	2,363	1,760

Total interest income	17,758	15,741	50,071	40,771

Interest Expense
Deposits	7,003	4,375	18,273	11,348
Federal funds purchased and short-term borrowings	594	578	1,584	1,405
Long-term borrowings	1,766	1,465	5,113	4,362
Subordinated debentures	583	415	1,643	1,076

Total interest expense	9,946	7,193	26,613	18,191

Net Interest Income	7,812	8,548	23,458	22,580
Provision for loan losses	120	360	725	1,071

Net Interest Income after Provision for Loan Losses	7,692	8,188	22,733	21,509

Other Income
Service charges on deposit accounts	833	766	2,297	1,887
Wire transfer fees	101	120	290	326
Fiduciary activities	758	645	2,231	1,964
Commission income from insurance agency	-0-	-0-	-0-	46
Gain on sale of loans	459	474	1,087	1,341
Gain on sale of mortgage servicing rights	656	-0-	656	-0-
Increase in cash surrender value of Bank owned life insurance	122	125	348	361
Loss on sale of securities	(515)	-0-	(764)	-0-
Other income	448	373	1127	1,329

Total other income	2,862	2,503	7,272	7,254

Other Expenses
Salaries and employee benefits	4,228	4,221	12,524	12,471
Net occupancy expenses	577	605	1,756	1,612
Data processing and equipment expenses	725	704	2,024	1,736
Other expenses	2,322	2,258	6,487	5,920

Total other expenses	7,852	7,788	22,791	21,739

Income Before Income Tax	2,702	2,903	7,214	7,024
Income tax expense	734	875	1,963	2,013

Net Income	$1,968	$2,028	$5,251	$5,011

Basic Earnings Per Share	$.62	$.66	$1.66	$1.64

Diluted Earnings Per Share	$.61	$.64	$1.64	$1.59

Horizon Bancorp and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

					Restricted Stock,
		Additional Paid-in			Unearned	Accumulated Other
	Common Stock	Capital	Comprehensive Income	Retained Earnings	Compensation	Comprehensive Loss	Treasury Stock	Total

Balances, December 31, 2005	$1,092	$24,552		$48,523	$(760)	$(2,853)	$(17,024)	$53,530
Net income			$5,251	5,251				5,251
Other comprehensive income, net of tax, unrealized gains on securities			833			833		833

Comprehensive income			$6,084

Reclassification of restricted stock, unearned compensation to paid-in capital upon adoption of SFAS 123 (R)		(760)			760
Amortization of unearned compensation		159						159
Exercise of stock options	18	695						713
Tax benefit related to stock options		460						460
Stock option expense		29						29
Purchase treasury stock							(128)	(128)
Cash dividends ($.42 per share)				(1,357)				(1,357)

Balances, September 30, 2006	$1,110	$25,135		$52,417	$0	$(2,020)	$(17,152)	$59,490

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2006	2005
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$5,251	$5,011
Items not requiring (providing) cash
Provision for loan losses	725	1,071
Depreciation and amortization	1,841	1,633
Share based compensation	29	—
Federal Home Loan Bank stock dividend	—	(251)
Mortgage servicing rights (recovery) impairment	(40)	(141)
Deferred income tax	967	293
Investment securities amortization, net	193	205
Loss on sale of securities	764	—
Gain on sale of mortgage servicing rights	(656)	—
Gain on sale of loans	(1,087)	(1,341)
Proceeds from sales of loans	80,225	73,032
Loans originated for sale	(82,867)	(73,323)
(Gain) loss on sale of other real estate owned	4	(45)
Loss on sale of fixed assets	11	7
Increase in cash surrender value of life insurance	(348)	(361)
Net change in:
Interest receivable	158	(461)
Interest payable	241	563
Other assets	(1,142)	(481)
Other liabilities	(489)	(1,134)

Net cash provided by operating activities	3,780	4,273

Investing Activities
Net change in deposits	15,607	4,702
Purchases of securities available for sale	(77,796)	(35,111)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	113,431	54,144
Net change in loans	(97,144)	(63,386)
Purchase Federal Reserve Bank stock	(31)	—
Proceeds from sale of mortgage servicing rights	1,273	—
Proceeds from sale of Federal Home Loan Bank stock	557	—
Proceeds from sale of fixed assets	1	116
Recoveries on loans previously charged-off	471	342
Proceeds from sale of other real estate owned	25	484
Purchases of premises and equipment	(2,899)	(865)
Acquisition, net of cash	—	(2,901)

Net cash used in investing activities	(46,505)	(42,475)

Financing Activities
Net change in
Deposits	(40,380)	55,731
Short-term borrowings	70,555	(12,058)
Proceeds from long-term borrowings	—	72,000
Repayment of long-term borrowings	(4,640)	(76,079)
Proceeds from issuance of stock	742	1,564
Purchase of treasury stock	(128)	(651)
Tax benefit of options exercised	460	451
Dividends paid	(1,357)	(1,221)

Net cash provided by financing activities	25,252	39,737

Net Change in Cash and Cash Equivalents	(17,473)	1,535

Cash and Cash Equivalents, Beginning of Period	39,250	18,254

Cash and Cash Equivalents, End of Period	$21,777	$19,789

Additional Cash Flows Information
Interest paid	$26,372	$17,486
Income tax paid	990	1,050
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiary, Horizon Bank, N.A. (Bank). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2006 and September 30, 2005, are not necessarily indicative of the operating results for the full year of 2006 or 2005. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (“SARS”) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,189,004 and 3,074,705 for the three-month period ended September 30, 2006 and 2005. The number of shares used in the computation of diluted earnings per share is 3,211,777 and 3,165,847 for the three-month period ended September 30, 2006 and 2005. The number shares used in the computation of basic earnings per share is 3,171,869 and 3,052,821 for the nine-month period ended September 30, 2006 and 2005. The number of shares used in the computation of diluted earnings per share is 3,209,940 and 3,154,808 for the nine-month period ended September 30, 2006 and 2005.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2005, Annual Report to Shareholders.
Effective January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has elected the modified prospective application and, as a result, has recorded approximately $29 thousand in compensation expense relating to vesting of stock options less estimated forfeitures for the nine month period ended September 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature. Prior to adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity. Upon the adoption of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to additional paid-in capital.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Prior to the adoption of SFAS 123(R), Horizon accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if Horizon had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$2,028	$5,011
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(7)	(27)

Pro forma net income	$2,021	$4,984

Earnings per share:

Basic — as reported	.66	1.64

Basic — pro forma	.66	1.63

Diluted — as reported	.64	1.59

Diluted — pro forma	.64	1.58
Note 2 — Investment Securities

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$51,684	$—	$(330)	$51,354
State and municipal	80,961	1,107	(332)	81,736
Federal agency collateralized mortgage obligations	11,544	7	(278)	11,273
Federal agency mortgage backed pools	98,157	39	(3,348)	94,848
Corporate Notes	632	26	—	658

Total investment securities	$242,978	$1,179	$(4,288)	$239,869

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

The amortized cost and fair value of securities available for sale at September 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$5,544	$5,473
One to five years	13,133	13,038
Five to ten years	32,286	32,221
After ten years	82,314	83,016

	133,277	133,748
Federal agency collateralized mortgage obligations	11,544	11,273
Federal agency mortgage backed pools	98,157	94,848

	$242,978	$239,869

Proceeds from sales of securities available for sale during the nine months ended September 30, 2006, were $91,265,000. Gross gains of $1,247,000 and gross losses of $2,011,000 were recognized on these sales.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2006 and December 31, 2005, was $186,039,000 and $226,292,000, respectively, which is approximately 78% and 82% of Horizon’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 and December 31, 2005.

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2006
U. S. Treasury and federal agencies	$12,252	$77	$15,428	$253	$27,680	$330
State and municipal	4,951	25	12,693	307	17,644	332
Federal agency collateralized mortgage obligations	0	0	9,479	278	9,479	278
Federal agency mortgage backed pools	43,797	38	87,439	3,310	131,236	3,348

Total temporarily impaired securities	$61,000	$140	$125,039	$4,148	$186,039	$4,288

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2005
U. S. Treasury and Federal agencies	$11,957	$243	$57,010	$1,542	$68,967	$1,785
State and municipal	25,335	388	1,968	42	27,303	430
Federal agency collateralized mortgage obligations	10,313	317	11,840	312	22,153	629
Federal agency mortgage-backed pools	40,983	950	66,886	2,547	107,869	3,497

Total temporarily impaired securities	$88,588	$1,898	$137,704	$4,443	$226,292	$6,341

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 — Loans

	September 30,	December 31,
	2006	2005

Commercial loans	$261,134	$273,310
Mortgage warehouse loans	113,596	97,729
Real estate loans	220,387	159,312
Installment loans	234,074	202,383

	829,191	732,734
Allowance for loan losses	(8,810)	(8,368)

Total loans	$820,381	$724,366

Note 4 — Allowance for Loan Losses

	September 30,	September 30,
	2006	2005

Allowance for loan losses
Balances, beginning of period	$8,368	$7,193
Allowance acquired in acquisition	—	557
Provision for losses	725	1,071
Recoveries on loans	471	342
Loans charged off	(754)	(773)

Balances, end of period	$8,810	$8,390

Note 5 — Nonperforming Assets

	September 30,	December 31,
	2006	2005

Nonperforming loans	$1,428	$1,822
Other real estate owned	25	23

Total nonperforming assets	$1,453	$1,845

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2006
Forward-Looking Statements
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
Overview
Net income increased from the second quarter of 2006, and also improved from the first nine months of 2005. The major factors causing the improved performance from the first two quarters of 2006 was an increase in mortgage banking activity. The major factor causing improved performance from the prior year was the income generated from the additional assets and deposits obtained in the acquisition of Alliance Bank. This acquisition closed on June 10, 2005. The additional assets caused an increase in net interest income despite a decline in net interest margin. Non-interest expense, particularly salaries and employee benefits, were held in check. Non-interest income was impacted by losses taken on the sale of securities to restructure the investment portfolio. This was partially offset by a gain on the sale of mortgage servicing rights.

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
Horizon considers the allowance for loan losses of $8.810 million adequate to cover losses inherent in the loan portfolio as of September 30, 2006. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.
Financial Condition
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 2006, cash and cash equivalents decreased by approximately $17.5 million. At September 30, 2006, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $161 million in unused credit lines with various money center banks including the FHLB.
There have been no other material changes in the liquidity of Horizon from December 31, 2005 to September 30, 2006.

Capital Resources
As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the “well capitalized” minimums. The capital resources of Horizon and the Bank exceed the OCC required levels at September 30, 2006. Stockholders’ equity totaled $59.490 million as of September 30, 2006 compared to $53.530 million as of December 31, 2005. The increase in stockholders’ equity during the nine months ended September 30, 2006 is primarily the result of net income, net of dividends declared and the amortization of unearned compensation. At September 30, 2006, the ratio of stockholders’ equity to assets was 5.13% compared to 4.75% at December 31, 2005.
During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at September 30, 2006.
There have been no other material changes in Horizon’s capital resources from December 31, 2005 to September 30, 2006.
Material Changes in Financial Condition — September 30, 2006 compared to December 31, 2005
During the first nine months of 2006, investment securities decreased approximately $35.3 million and loans outstanding increased approximately $96.5 million. During the first nine months of 2006, Horizon sold approximately $91.5 million of lower yielding investment securities, recognizing a loss on the sale of $764 thousand. The proceeds from the sale have been used to reduce short-term debt, fund anticipated loan growth and reinvest in higher yielding securities. These transactions are anticipated to have a negative impact on net income in 2006 but will positively effect future accounting periods. With the exception of commercial loans, loans have shown strong growth since December 31, 2005. Growth came in real estate loans, where the Bank’s loan customers continued to favor adjustable rate mortgages, which are held in the Bank’s portfolio. While this caused growth in the loan portfolio, it had a negative impact on gain on sale of loans, as fewer loans are available for sale. Mortgage warehouse loans increased as mortgage loan activity increased in general due to the seasonality of mortgage lending. Installment loans grew due to increased indirect volume and the purchase of approximately $10 million of automobile loans from a third party. This growth was offset by a decline in commercial loans caused by unanticipated payoffs.
Premises and equipment increased approximately $1.5 million during the first nine months of 2006 due primarily to the construction of the Elkhart branch, which opened in June of 2006.
Deposits declined, as a large deposit made by a local municipality at year-end 2005 was withdrawn in their normal course of business in early January 2006. Total average deposits for the third quarter of 2006 increased $44 million from the fourth quarter of 2005. Short-term borrowings increased and investments decreased to fund the growth in loans.
There have been no other material changes in the financial condition of Horizon from December 31, 2005 to September 30, 2006.

Results of Operations
Material Changes in Results of Operations — Three months ended September 30, 2006 compared to the three months ended September 30, 2005
During the three months ended September 30, 2006, net income totaled $1.968 million or $.61 per diluted share compared to $2.028 million or $.64 per diluted share for the same period in 2005.
Net interest income for the quarter ended September 30, 2006, was $7.812 million, a decrease of $736 thousand or 8.6% from the same period of the prior year. This decrease resulted from a decrease in net interest margin from 3.36% in the third quarter of 2005 to 2.96% for the current quarter. Competitive interest rate pressures on consumer deposits, particularly money market and time deposit accounts, without corresponding commercial loan growth contributed to the margin decline. Average earning assets when compared to the same quarter of the prior year showed an increase of $50 million or 5.0%. This growth in average earning assets, which came in mortgage loans mentioned above and from indirect auto loans, partially offset the decline in net interest income caused by the decline in net interest margin.
Non-interest income increased $359 thousand or 14.3% from the third quarter of 2005. The main contributing factors to the third quarter increase was: (a) a gain on the sale of mortgage servicing rights of $656 thousand. During the quarter, Horizon sold substantially all of its mortgage servicing rights with a book value of $803 thousand. The sale will allow Horizon to better focus on its core lending activities. (b) a loss on the sale of investment securities of $515 thousand. A total of $21.6 million of securities were sold, including $1.6 million of tax-exempt municipals. These securities had an average yield of approximately 3.35%. The proceeds from the sale were reinvested in securities with a yield of approximately 5.75%. This sale will have a negative after tax impact on 2006 of approximately $258 thousand but will positively impact 2007 by approximately $301 thousand. (c) Income from fiduciary activities increased $113 thousand due to the additional ESOP trustee business and an increase in assets under management.
Non-interest expense increased $64 thousand or less than one per cent from the third quarter of 2005. Expenses related to the newly established mortgage wholesale operation totaled $274 thousand, which accounted for more than 100% of the increase. On January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). For the quarter ended September 30, 2006, Horizon recorded $14 thousand of employee compensation expense related to expensing of stock options. See Note 1 to the financial statements for additional discussion of the adoption of SFAS 123(R).
There have been no other material changes in the results of operations of Horizon for the three months ending September 30, 2006 and 2005.
Material Changes in Results of Operations — Nine months ended September 30, 2006 compared to the Nine months ended September 30, 2005
During the Nine months ended September 30, 2006, net income totaled $5.251 million or $1.64 per diluted share compared to $5.011 million or $1.59 per diluted share for the same period in 2005.
Net interest income for the nine month period ended September 30, 2006, was $23.458 million, an increase of $878 thousand an increase of 3.9% over the same period of the prior year. This increase resulted from an increase in average earning assets from the same quarter of the prior year of $107.0 million or 11.9%. The growth in earning assets was the result of the Alliance Bank acquisition that contributed approximately $116 million in earning assets. The net interest margin declined from 3.28% for the 2005 period to 3.08% for 2006. Contributing to net interest income in the first nine months of 2006 was approximately $399 thousand of income, which related to commercial loans that were acquired at a discount in the Alliance acquisition and were paid in full during the quarter. Without this income, the net interest margin would have been approximately 3.03%.
Non-interest income for the first nine months of 2006 increased by $18 thousand. Service charges on deposit accounts increased due to the inclusion of the former Alliance checking account customers in the Horizon Bank overdraft protection product. Fiduciary fees increased as discussed above. Offsetting these increases was a decline in gain on sale of loans and brokered loan fees. While mortgage loan volume, which is the source loans to be sold, increased in the third quarter, it is still down from 2005 levels. Other income in 2005 included approximately $160 thousand in pre-tax income from the sale of the retail property and casualty insurance lines of Horizon Insurance Services, Inc.
Non-interest expense increased $1.052 million or 4.8% from the first nine months of 2005. This increase relates primarily to additional on-going expenses related to the Alliance Bank acquisition, which closed in June of 2005, including core deposit intangible amortization of approximately $277 thousand.
There have been no other material changes in the results of operations of Horizon for the nine months ending September 30, 2006 and 2005.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2006, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2006, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2006
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     No material changes from the factors included in the December 31, 2005 Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
      Not Applicable

ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit 10.1	Employment Agreement, dated July 19, 2006, among Horizon Trust & Investment Management, N.A., Horizon Bank, N.A., Horizon Bancorp and Lawrence J. Mazur

Exhibit 10.2	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July, 19, 2006.

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of James H. Foglesong

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

November 9, 2006	BY:	/s/ Craig M. Dwight
Date:		Craig M. Dwight President and Chief Executive Officer

November 9,2006	BY:	/s/ James H. Foglesong
Date:		James H. Foglesong Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.

Exhibit	Description	Location

10.1	Employment Agreement, dated July 19, 2006, among Horizon Trust & Investment Management, N.A., Horizon Bank, N.A., Horizon Bancorp and Lawrence J. Mazur.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2006

10.2	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July, 19, 2006.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2006

11	Statement Regarding Computation of Per Share Earnings	Attached

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of James H. Foglesong	Attached

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached