Form 10-Q/A
period 2006-09-30
HORIZON BANCORP /IN/
filed 2006-12-12
CIK 706129

SECURITIES AND EXCHANGE COMMISSION
450 5th Street N.W.
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
3,238,682 at November 8 , 2006

EXPANATORY NOTE
This Form 10-Q/A (Amendment No. 1) is being filed solely for the purpose of correcting the date in the certification of our chief executive officer and chief financial officer required by section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32) filed on November 13, 2006. The date was stated as June 30, 2006 but should have been September 30, 2006.
This Form 10-Q/A corrects the error stated above and does not modify any information previously filed in the Quarterly Report or update any disclosure appearing therein or events occurring after the date of filing that Quarterly Report.

PART 1 — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30,
	2006	December 31,
	(Unaudited)	2005

Assets
Cash and due from banks	$21,673	$39,163
Interest-bearing demand deposits	104	87

Cash and cash equivalents	21,777	39,250
Interest-bearing deposits	128	15,735
Investment securities, available for sale	239,869	275,177
Loans held for sale	6,169	2,440
Loans, net of allowance for loan losses of $8,810 and $8,368	820,381	724,366
Premises and equipment	22,891	21,425
Federal Reserve and Federal Home Loan Bank stock	12,457	12,983
Goodwill	5,787	5,787
Other intangible assets	2,503	2,780
Interest receivable	5,655	5,813
Other assets	21,572	22,119

Total assets	$1,159,189	$1,127,875

Liabilities
Deposits
Noninterest bearing	$90,205	$148,127
Interest bearing	724,981	707,439

Total deposits	815,186	855,566
Short-term borrowings	120,579	50,024
Long-term borrowings	128,969	133,609
Subordinated debentures	27,837	27,837
Interest payable	1,904	1,663
Other liabilities	5,224	5,646

Total liabilities	1,099,699	1,074,345

Stockholders’ Equity
Preferred stock, no par value Authorized, 1,000,000 shares No shares issued
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 4,995,906 and 4,852,751 shares	1,110	1,092
Additional paid-in capital	25,135	24,552
Retained earnings	52,417	48,523
Restricted stock, unearned compensation	—	(760)
Accumulated other comprehensive loss	(2,020)	(2,853)
Less treasury stock, at cost, 1,759,424 and 1,755,158 shares	(17,152)	(17,024)

Total stockholders’ equity	59,490	53,530

Total liabilities and stockholders’ equity	$1,159,189	$1,127,875

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
Material Changes in Financial Condition – September 30, 2006 compared to December 31, 2005
During the first nine months of 2006, investment securities decreased approximately $35.3 million and loans outstanding increased approximately $96.5 million. During the first nine months of 2006, Horizon sold approximately $91.5 million of lower yielding investment securities, recognizing a loss on the sale of $764 thousand. The proceeds from the sale have been used to reduce short-term debt, fund anticipated loan growth and reinvest in higher yielding securities. These transactions are anticipated to have a negative impact on net income in 2006 but will positively effect future accounting periods. With the exception of commercial loans, loans have shown strong growth since December 31, 2005. Growth came in real estate loans, where the Bank’s loan customers continued to favor adjustable rate mortgages, which are held in the Bank’s portfolio. While this caused growth in the loan portfolio, it had a negative impact on gain on sale of loans, as fewer loans are available for sale. Mortgage warehouse loans increased as mortgage loan activity increased in general due to the seasonality of mortgage lending. Installment loans grew due to increased indirect volume and the purchase of approximately $10 million of automobile loans from a third party. This growth was offset by a decline in commercial loans caused by unanticipated payoffs.
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

Results of Operations
Material Changes in Results of Operations – Three months ended September 30, 2006 compared to the three months ended September 30, 2005
During the three months ended September 30, 2006, net income totaled $1.968 million or $.61 per diluted share compared to $2.028 million or $.64 per diluted share for the same period in 2005.
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
Material Changes in Results of Operations – Nine months ended September 30, 2006 compared to the Nine months ended September 30, 2005
During the Nine months ended September 30, 2006, net income totaled $5.251 million or $1.64 per diluted share compared to $5.011 million or $1.59 per diluted share for the same period in 2005.
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
HORIZON BANCORP

December 11, 2006	BY:	/s/ Craig M. Dwight

Date:	BY:	Craig M. Dwight
President and Chief Executive Officer

December 11, 2006	BY:	/s/ James H. Foglesong

Date:	BY:	James H. Foglesong
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.

Exhibit	Description	Location

10.1	Employment Agreement, dated July 19, 2006, among Horizon Trust & Investment Management, N.A., Horizon Bank, N.A., Horizon Bancorp and Lawrence J. Mazur.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2006

10.2	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July, 19, 2006.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2006

11	Statement Regarding Computation of Per Share Earnings	Attached

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of James H. Foglesong	Attached

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached