Form 10-K
period 2006-12-31
HORIZON BANCORP /IN/
filed 2007-03-23
CIK 706129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 0-10792
Horizon Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1562417

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Square, Michigan City	46360

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 219-879-0211
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☐     Non-Accelerated Filer ☑
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
As of March 15, 2007, the registrant had 3,228,382 shares of Common Stock outstanding.
Documents Incorporated by Reference

Part of Form 10-K into which
Document	portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 3, 2007 annual meeting of shareholders	III

Horizon Bancorp
2006 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
General
Horizon Bancorp (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern Indiana and Southwestern Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”) and other affiliated entities. Horizon operates as a single segment which is commercial banking. Horizon’s Common Stock is traded on the Nasdaq Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking.
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
On June 1, 2006, the Bank opened a full service branch in Elkhart, Indiana. The Bank maintains thirteen other full service facilities in Northwest Indiana and Southwest Michigan. The Bank also maintains a loan production office in Lake County Indiana. At December 31, 2006, the Bank had total assets of $1,222 million and total deposits of $914 million. The Bank has three wholly-owned subsidiaries: Horizon Trust & Investment Management, N.A. (“Horizon Trust”), Horizon Investments, Inc. (“Horizon Investments”) and Horizon Insurance Services, Inc. (“Horizon Insurance”). Horizon Trust offers corporate and individual trust and agency services and investment management services. Horizon Investments manages the investment portfolio of the Bank. Horizon Insurance offered a full line of personal insurance products until March 2005, at which time the majority of its assets were sold to a third party.
Horizon formed Horizon Statutory Trust I in 2002 (“Trust I”), Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005 which formed Alliance Financial Statutory Trust I (“Alliance Trust”) . See Note 11 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.
No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2006, revenues from loans accounted for 73% of the total consolidated revenue and revenues from investment securities accounted for 14% of total consolidated revenue.
Employees
The Bank, Horizon Trust and Horizon Investments employed approximately 277 full and part-time people as of December 31, 2006. Horizon does not have any employees.
Competition
A high degree of competition exists in all major areas where Horizon engages in business. The Bank’s primary market consists of Porter, LaPorte St. Joseph and Elkhart Counties, Indiana, and Berrien County, Michigan. The Bank competes with commercial banks located in LaPorte County and contiguous counties in Indiana and Michigan, as well as with savings and loan associations, consumer finance companies, and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.

Based on deposits as of June 30, 2006, Horizon was the largest of the 11 bank and thrift institutions in LaPorte County with a 39.12% market share and the fifth largest of the 15 such institutions in Porter County with a 7.50% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 10 bank and thrift institutions with a 7.38% market share. In 2005, Horizon opened new offices in St. Joseph and Elkhart Counties, Indiana. Horizon’s market share of deposits was less than 1.00% in each of these counties. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).
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
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. As a condition of approval for the Alliance acquisition, the OCC required the Bank to maintain regulatory capital ratios at 100 basis points above the well capitalized minimums. The Bank exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2006. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2006, see the information in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.
The Bank is (i) subject to the provisions of the National Bank Act; (ii) supervised, regulated, and examined by the OCC; and (iii) subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.
The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February 2006, has resulted in significant changes to the federal deposit insurance program:
•	Effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”)

•	The current $100,000 deposit insurance coverage is subject to adjustment for inflation beginning in 2010 and every succeeding five years

•	Deposit insurance coverage for individual retirement accounts and certain other retirement accounts has been increased from $100,000 to $250,000 and also will subject to adjustment for inflation
Pursuant to the Reform Act, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. On November 2, 2006, the FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007.
Insured depository institutions that were in existence on December 31, 1996, and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2006, the Bank received a one-time credit of $458,184 against future assessments.
Also on November 2, 2006, the FDIC adopted final regulations that establish a new risk-based premium system. Under the new system, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessments will be based on the insured institution’s ranking in one of four risk categories. Effective January 1, 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven cents for every $100 of domestic deposits. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 cents, respectively. An increase in assessments could have a material adverse effect on the Company’s earnings.
FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. For the quarter ended December 31, 2006, the FICO assessment rate was equal to 1.24 cents for each $100 in domestic deposits maintained at an institution.
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
The USA PATRIOT Act of 2001 (the “PATRIOT Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in three years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. Horizon does not anticipate that these changes will materially affect its operations.
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

II.	INVESTMENT PORTFOLIO
A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale at December 31, 2006, 2005 and 2004:

	2006		2005		2004
(In thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Available for Sale
U.S. Treasury and U.S. Government agencies and corporations	$58,595	$58,445	$72,153	$70,367	$86,348	$85,626
State and municipal	81,363	81,800	64,608	65,972	54,881	57,327
Mortgage-backed securities	93,591	91,174	119,392	116,020	124,666	124,308
Collateralized mortgage obligations	11,215	11,010	22,781	22,153	13,380	13,338
Corporate notes	632	649	632	665	632	683

Total investment securities	$245,396	$243,078	$279,566	$275,177	$279,907	$281,282

B.	The following is a schedule of maturities of each category of debt securities and the related weighted-average yield of such securities as of December 31, 2006:

			After One Year		After Five Years
	One Year or		Through Five		Through Ten
	Less		Years		Years		After Ten Years
(In Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale
U.S. Treasury and U.S. Government agency securities (1)	$14,979	4.64%	$9,504	4.31%	$10,250	5.01%	$23,712	5.91%
Obligations of states and political subdivisions	1,086	4.04	5,126	4.65	19,000	4.27	56,588	4.24
Mortgage-backed securities (2)	1	7.50	26,301	3.96	15,169	4.42	49,703	4.70
Collateralized mortgage obligations (2)	—		1,782	4.75	716	4.50	8,512	4.68
Other securities	—		—		—		649	7.58

Total	$16,066	4.60	$42,713	4.16	$45,135	4.49	$139,164	4.73

(1)	Fair value is based on contractual maturity or call date where a call option exists

(2)	Maturity based upon final maturity date
The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2006.

III. LOAN PORTFOLIO

A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

(In thousands)	2006	2005	2004	2003	2002

Commercial, financial, agricultural and commercial tax-exempt loans	$271,457	$273,310	$203,966	$152,362	$111,897
Mortgage warehouse loans	112,267	97,729	127,992	126,056	268,452
Real estate mortgage loans	222,235	159,312	89,139	67,428	73,910
Installment loans	237,875	202,383	142,945	101,872	81,534

Total loans	$843,834	$732,734	$564,042	$447,718	$535,793

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2006:

		One
Maturing or repricing	One Year or	Through	After Five
(In thousands)	Less	Five Years	Years	Total

Commercial, financial, agricultural and commercial tax-exempt loans	$158,013	$110,053	$3,391	$271,457
The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed	Variable
(In thousands)	Rate	Rate

Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$63,174	$50,270
C.	Risk Elements
1.	Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

December 31 (In thousands)	2006	2005	2004	2003	2002

a. Loans accounted for on a nonaccrual basis	$2,481	$1,822	$1,358	$1,707	$1,217
b. Accruing loans which are contractually past due 90 days or more as to interest and principal payments	144	251		176	76
c. Loans not included in (a) or (b) which are “Troubled Debt Restructuring’s” as defined by SFAS No. 15	—	—	—	—	—

Totals	$2,625	$2,073	$1,358	$1,883	$1,293

LOAN PORTFOLIO (continued)
The increase in nonaccrual loans in 2006 is primarily due to an increase in commercial real estate loans of $761 thousand. This increase was partially offset by a decrease in mortgage loans and consumer loans of $67 thousand and $36 thousand, respectively. The increase in nonaccrual loans in 2005 is primarily due to nonaccrual loans acquired from Alliance of $389 thousand, an increase in consumer and commercial loans of $44 thousand and $189 thousand, respectively. The decrease in nonaccrual loans in 2004 is primarily due to decreases in consumer loans of $125 thousand and mortgage loans of $337 thousand partially offset by an increase in commercial loans of $112 thousand. The increase in nonaccrual loans in 2003 is primarily due to increases in consumer loans of $89 thousand, mortgage loans of $254 thousand and commercial loans of $146 thousand. The decrease in nonaccrual loans in 2002 is primarily due to a decrease in commercial loans of $868 thousand partially offset by an increase in mortgage loans of $340 thousand.

(In thousands)
Gross interest income that would have been recorded on nonaccrual loans outstanding as of December 31, 2006, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$194
Interest income actually recorded on nonaccrual loans outstanding as of December 31, 2006, and included in net income for the period.	117

Interest income not recognized during the period on nonaccrual loans outstanding as of December 31, 2006.	$77

Discussion of Nonaccrual Policy
1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a nonaccruing loan. Further, it is management’s policy to place a commercial loan on a nonaccrual status when delinquent in excess of 90 days, unless the Loan Committee approves otherwise. The officer responsible for the loan, the senior lending officer and the senior collections officer must review all loans placed on nonaccrual status. The senior collections officer monitors the loan portfolio for any potential problem loans.

2.	Potential Problem Loans

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $1,768,000 and $583,000 at December 31, 2006 and 2005, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses totaled $406,000 and $492,000 at those respective dates. The average balance of impaired loans during 2006 and 2005 was $942,000 and $150,000, respectively.

3.	Foreign outstandings

None

4.	Loan Concentrations

As of December 31, 2006, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.
D. Other Interest-Bearing Assets
There are no other interest-bearing assets as of December 31, 2006, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following is an analysis of the activity in the allowance for loan losses account:

(In thousands)	2006	2005	2004	2003	2002

LOANS
Loans outstanding at the end of the period (1)	$843,834	$732,734	$564,042	$447,718	$535,793
Average loans outstanding during the period (1)	780,555	640,758	514,916	512,441	478,311

(1)	Net of unearned income and deferred loan fees

ALLOWANCE FOR LOAN LOSSES	2006	2005	2004	2003	2002

Balance at beginning of the period	$8,368	$7,193	$6,909	$6,255	$5,410

Loans charged-off
Commercial and agricultural loans	(23)	(305)	(161)	—	(244)
Real estate mortgage loans		(29)	(41)	(226)	(112)
Installment loans	(1,120)	(1,096)	(863)	(758)	(841)

Total loans charged-off	(1,143)	(1,430)	(1,065)	(984)	(1,197)

Recoveries of loans previously charged-off
Commercial and agricultural loans	201	161	79	20	90
Real estate mortgage loans	—	2	2	23	24
Installment loans	407	364	278	245	303

Total loan recoveries	608	527	359	288	417

Net loans charged-off	(535)	(903)	(706)	(696)	(780)
Provision charged to operating expense	905	1,521	990	1,350	1,625
Acquired through acquisition	—	557	—	—	—

Balance at the end of the period	$8,738	$8,368	$7,193	$6,909	$6,255

Ratio of net charge-offs to average loans outstanding for the period	(.07)%	(.14)%	(.14)%	(.14)%	(.16)%

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

Allocation of the Allowance for Loan Losses at December 31 (thousands)

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans		Loans to		Loans		Loans to		Loans to
	Allowance	to Total	Allowance	Total	Allowance	to Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loan	Amount	Loans

Commercial, financial and agricultural	$2,987	32%	$2,733	37%	$2,469	36%	$1,829	28%	$1,732	21%
Real estate mortgage	768	27	585	22	808	16	834	12	712	14
Mortgage warehousing	1,762	13	1,958	13	2,029	23	2,445	37	2,007	50
Installment	3,181	28	2,958	28	1,860	25	1,524	23	1,574	15
Unallocated	40	—	134	—	27	—	277	—	230	—

Total	$8,738	100%	$8,368	100%	$7,193	100%	$6,909	100%	$6,255	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2006, Horizon processed over $2.3 billion in mortgage warehouse loans.

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

December 31 (thousands)	2006	2005

Outstanding at year end	$38,642	$35,824
Approximate weighted-average interest rate at year-end	3.09%	2.54%
Highest amount outstanding as of any month-end during the year	$40,179	$35,868
Approximate average outstanding during the year	$35,334	$26,430
Approximate weighted-average interest during the year	2.91%	1.97%

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
Our ability to maintain our history of record earnings year after year will depend, in large part, on our ability to continue to grow our commercial and consumer loan portfolios and obtain low-cost funds. During 2005 and 2006, we focused on increasing consumer loans, and we intend to continue to emphasize and grow consumer, as well as commercial types of loans in the foreseeable future. This represented a shift in our emphasis from 2002 and 2003 when we focused on mortgage banking services, which generated a large portion of our income during those years.

We have also funded our growth with low-cost consumer deposits, and our ability to sustain our growth will depend in part on our continued success in attracting such deposits or finding other sources of low-cost funds.
Another factor in maintaining our history of record earnings will be our ability to expand our scope of available financial services to our customers in an increasingly competitive environment. In addition to other banks, our competitors include credit unions, securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. Competition is intense in most of our markets. We compete on price and service with our competitors. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from nonbanks, greater technological developments in the industry, and banking reform.
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
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin, and therefore, decrease our profitability.
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
As a condition to the approval of our acquisition of Alliance Financial Corporation in 2005, the OCC, our primary regulator, required us to maintain regulatory capital ratios at 100 basis points above the well capitalized minimums. This could affect our ability to compete with other financial institutions not required to maintain these higher capital levels by limiting our ability to grow assets. The OCC has not told us when these increased capital requirements will be lifted, but as of December 31, 2006, we exceeded these heightened capital requirements.
If we are required to change the classification of our mortgage warehouse loans for capital purposes, this could restrict the capital we have available for further growth.
We purchase home mortgages from mortgage companies under warehouse agreements whereby the mortgage company has the right to repurchase the loan. We have historically classified these loans as “home mortgage loans” for call report and regulatory capital purposes as opposed to treating them as “other loans.” During the course of a routine, periodic examination by bank regulatory authorities commenced in February 2003, the examination personnel raised the issue of whether our mortgage warehouse loans should be treated as “other loans” for call report purposes. We submitted a position statement to the regulators in 2003 substantiating our classification of these loans and had various follow-up conversations with them thereafter. The regulatory authorities have never required us to change the classification of these loans, and we believe the matter is resolved; although the regulatory authorities have never told us this matter is settled and recently informed us that they are still considering the issue. If we are required to change our treatment of these loans, it will change our calculations for risk-based capital and reduce our risk-based capital ratios which may restrict our ability to grow our assets.
Because our stock is thinly traded, it may be more difficult for you to sell your shares or buy additional shares when you desire to do so and the price may be volatile.
Although our common stock has been listed on the NASDAQ Capital Market since December 2001 and since February 1, 2007, has been listed on NASDAQ Global Market, our common stock is thinly traded. Average daily trading volume during 2006 was only 3,476 shares. The prices of thinly traded stocks, such as ours, are typically more volatile than stocks traded in a large, active public market and can be more easily impacted by sales or purchases of large blocks of stock. Thinly traded stocks are also less liquid, and because of the low volume of trades, you may be unable to sell your shares when you desire to do so.
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
We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people and systems includes the risk of fraud by persons inside or outside the company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.
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
423 South Roosevelt Street, Chesterton, Indiana
4208 N. Calumet, Valparaiso, Indiana
2650 Willowcreek Road, Portage, Indiana
233 East 84th Drive, Merrillville, Indiana
811 Ship Street, St. Joseph, Michigan
2608 Niles Road, St. Joseph, Michigan
233 South Main Street, South Bend, Indiana
1909 East Bristol Street, Elkhart, Indiana

500 West Buffalo Street, New Buffalo, Michigan
13696 Redarrow Highway, Harbert, Michigan
6801 West U.S. 12 Three Oaks, Michigan
Horizon owns all of the facilities, except for the South Bend and Merrillville, Indiana offices, which are leased from third parties.
ITEM 3. LEGAL PROCEEDINGS
No material pending legal proceedings, other than ordinary routine litigation incidental to the business to which Horizon or any of its subsidiaries is a party or of which any of their property is subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of Horizon’s stockholders during the fourth quarter of the 2006 fiscal year.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	68	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.

Craig M. Dwight	50	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001; President and Chief Administrative Officer of Horizon and President of the Bank since 1998.

Thomas H. Edwards	54	President and Chief Operating Officer of the Bank since January 2003; Executive Vice President and Senior Lender of Horizon and the Bank since 1999.

James H. Foglesong	61	Chief Financial Officer of Horizon and the Bank since January 2001; Executive Vice President and Chief Financial Officer, Security Financial Bancorp since 1995.

James D. Neff	47	Executive Vice President-Mortgage Banking of Horizon Bank since January 2004; Senior Vice President, Horizon Bank since October 1999.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no purchases by the Company of its common stock during the fourth quarter.
The Securities and Exchange Commission requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the Common Shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on January 1, 2002, and further assumes reinvestment of all dividends. The Common Shares began trading on the NASDAQ Global Market February 1, 2007. Prior to that date, the Common Shares were traded on the NASDAQ Capital Market.
Horizon Bancorp
Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Horizon Bancorp	100.00	118.43	188.36	187.86	186.27	198.01
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL Bank $1B-$5B	100.00	115.44	156.98	193.74	190.43	220.36

The SNL $500 million to $1 billion index was dropped this year as Horizon no longer falls within this size range. The index value for this index at December 31, 2006 was 247.44.
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
(Table Dollar Amounts in Thousands)
Overview
Throughout 2006, Horizon’s net interest margin declined as the cost of funds increased faster than the yield on earning assets. Cost of funds was impacted by competitive rate pressure for deposits and certificates of deposit renewing at higher rates. The yield on earning assets was hampered by a lack of commercial loan growth. Commercial loans carry higher yields than mortgage and consumer loans. Commercial loan growth was negatively impacted by the pay off of approximately $30 million of loans. The net interest margin declined from 3.27% in 2005 to 3.05% in 2006. This 22 basis point decline had the impact of reducing net interest income by approximately $2.3 million.
Mortgage loans outstanding grew $63 million and mortgage loans originated and sold totaled $96 million, which is comparable to the prior year. Mortgage activity at Horizon continued strong despite the general slow down in residential mortgage activity nationwide. Indirect consumer loan activity continued strong as well, pushing total consumer loans to $238 million, an increase of $36 million from the prior year. Restructuring was completed in the investment portfolio. Throughout the year $764 thousand of losses were taken and the investment portfolio yield was improved by 60 basis points.
Asset growth was funded by an increase of $58 million in deposits and a $28 million increase in borrowed funds.
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
Allowance for Loan Losses
The allowance for loan losses, which is established through the provision for loan losses, is based on management’s evaluation of the level of allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore evaluates it for adequacy each quarter. Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different allowance for loan losses. Additional discussion regarding the allowance for loan losses is included in the commentary on “Loans” in the following Analysis of Financial Condition.

Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Statement of Financial Accounting Standard (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2006, Horizon had core deposit intangibles of $2.412 million subject to amortization and $5.787 million of goodwill, which was not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Horizon has concluded that the recorded value of goodwill is not impaired.
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

Analysis of Financial Condition
Investment Securities
Horizon maintains a high quality investment portfolio with low credit risk. Investment securities totaled $243.078 million at December 31, 2006, and consisted of U S. Treasury and Government Agency securities of $58.445 million (24.0)%; Municipal securities of $81.800 million (33.7)%; Mortgage-backed securities of $91.174 million (37.5)%; collateralized mortgage obligations of $11.010 million (4.5)%; and corporate securities of $649 thousand (.3)%.
As indicated above, 42.0% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2006, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 4.05 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life. Management currently believes that prepayment risk on these securities is nominal.
At December 31, 2006 and 2005, all investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses added or subtracted, net of tax, directly to stockholders’ equity. This accounting method adds potential volatility to stockholders’ equity, but net income is not affected unless securities are sold. Net depreciation on these securities totaled $2.318 million, which resulted in a $1.507 million reduction, net of tax, to stockholders’ equity at December 31, 2006. This compared to a $2.853 million, net of tax, addition in stockholders’ equity at December 31, 2005.
As a member of the Federal Reserve and Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2006, Horizon has investments in the common stock of the Federal Reserve and Federal Home Loan Bank totaling $12.136 million compared to $12.983 million at December 31, 2005.
At December 31, 2006, Horizon does not maintain a trading account and is not using any derivative products for hedging or other purposes.

Loans
Total loans, the principal earning asset of the Bank, were $843.834 million at December 31, 2006. The current level of loans is an increase of 15.2% from the December 31, 2005, level of $732.734 million. As the table below indicates, the increase is related to growth in all lending areas except for commercial loans, which declined during 2006.

			Dollar	Percent
December 31	2006	2005	Change	Change

Real estate loans
1 – 4 family	$214,031	$152,818	$61,213	40.06%
Other	8,204	6,494	1,710	26.33

Total	222,235	159,312	62,923	39.50

Commercial loans
Working capital and equipment	128,500	130,410	(1,910)	(1.46)
Real estate, including agriculture	131,103	128,240	2,863	2.23
Tax exempt	3,861	2,529	1,332	52.67
Other	7,993	12,131	(4,138)	(34.11)

Total	271,457	273,310	(1,853)	(0.68)

Consumer loans
Auto	125,542	96,421	29,121	30.20
Recreation	8,862	7,708	1,154	14.97
Real estate/home improvement	43,590	40,968	2,622	6.40
Home equity	54,527	52,129	2,398	4.60
Unsecured	1,979	1,918	61	3.18
Other	3,375	3,239	136	4.20

Total	237,875	202,383	35,492	17.53

Mortgage warehouse loans
Prime	53,547	48,571	9,460	19.48
Sub-Prime	58,720	49,158	5,078	10.33

Total	112,267	97,729	14,538	14.88

Grand total	$843,834	$732,734	$111,100	15.16%

The acceptance and management of credit risk is an integral part of the Bank’s business as a financial intermediary. The Bank has established underwriting standards including a policy that monitors the lending function through strict administrative and reporting requirements as well as an internal loan review of consumer and small business loans. The Bank also uses an independent third-party loan review function that regularly reviews asset quality.
Real Estate Loans
Real estate loans totaled $222.235 million or 26.3% of total loans as of December 31, 2006, compared to $159.312 million or 21.7% of total loans as of December 31, 2005. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2006, $54.527 million in home equity lines of credit compared to $52.129 million at December 31, 2005. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 4 of the consolidated financial statements.
Residential real estate lending is a highly competitive business. As of December 31, 2006, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	2006			2005
		Percent of			Percent of
	Amount	Portfolio	Yield	Amount	Portfolio	Yield

Fixed rate
Monthly payment	$46,301	20.84%	6.35%	$43,752	27.46%	6.13%
Biweekly payment	3,047	1.37	6.45	3,275	2.06	6.43

Adjustable rate
Monthly payment	172,860	77.78	5.72	112,240	70.45	5.29
Biweekly payment	27	.01	7.5	45	.03	6.12

Total	$222,235	100.00%	5.88%	$159,312	100.00%	5.54%

During 2006 and 2005, approximately $96 million and $98 million, respectively, of residential mortgages were sold into the secondary market.
In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. During 2006 Horizon sold a large portion of its mortgage servicing business. The unpaid principal balances and number of loans serviced for others totaled approximately $23,988,000 and 279 and $164,885,000 and 1,971 at December 31, 2006 and 2005, respectively.
The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2006, totaled approximately $245,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2006	2005	2004

Mortgage Servicing Rights
Balances, January 1	$1,278	$1,473	$1,429
Servicing rights capitalized	83	239	482
Amortization of servicing rights	(251)	(434)	(438)
Servicing rights sold	(862)	—	—

	248	1,278	1,473
Impairment allowance	(3)	(44)	(141)

Balances, December 31	$245	$1,234	$1,332

Commercial Loans
Commercial loans totaled $271.457 million, or 32.1% of total loans as of December 31, 2006, compared to $273.310 million, or 36.2% as of December 31, 2005. During the course of the year, Horizon had $30.944 million in commercial real estate and $500 thousand of agricultural loans pay off prematurely. Of this dollar amount, approximately 14% were loans that were acquired by Horizon in the Alliance Bank acquisition that had credit issues. Another 43% were commercial real estate loans that either refinanced elsewhere for more favorable terms or the properties were sold. New loan production essentially offset the losses in commercial loan balances arising from the aforementioned early payoffs.
Commercial loans consisted of the following types of loans at December 31:

	2006			2005
			Percent of			Percent of
	Number	Amount	Portfolio	Number	Amount	Portfolio

SBA guaranteed loans	20	$4,321	1.60%	26	$4,782	1.75%
Municipal government	42	3,861	1.42	44	2,529	.93
Lines of credit	395	49,549	18.25	406	46,999	17.20
Real estate and equipment term loans	997	213,726	78.73	998	219,000	80.12

Total	1,454	$271,457	100.00%	1,474	$273,310	100.00%

Consumer Loans
Consumer loans totaled $237.875 million, or 28.2% of total loans as of December 31, 2006, compared to $202.383 million, or 27.6% as of December 31, 2005. The total consumer loan portfolio increased 17.5% in 2006. The growth in consumer loans came from the indirect automobile segment of the portfolio as Horizon expanded its dealer network in southwest Michigan and north central Indiana. Direct consumer loans, mostly consisting of home equity term and revolving loans, were relatively stable in 2006.
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
Allowance and Provision for Loan Losses/Critical Accounting Policy
An allowance for loan losses is maintained to absorb loan losses inherent in the loan portfolio. The determination of the allowance for loan losses is a critical accounting policy that involves management’s ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The identification of loans that may have potential losses is subjective, therefore, a general reserve is maintained to cover all potential losses within the entire loan portfolio. Horizon utilizes a loan grading system that helps identify, monitor and address asset quality problems, in an adequate and timely manner. Each quarter, various factors affecting the quality of the loan portfolio are reviewed.

Large credits are reviewed on an individual basis for loss potential. Other loans are reviewed as a group based upon previous trends of loss experience. Horizon also reviews the current and anticipated economic conditions of its lending market as well as transaction risk to determine the effect they may have on the loss experience of the loan portfolio.
At December 31, 2006, the allowance for loan losses was $8.738 million, or 1.03% of total loans outstanding, compared to $8.368 million, or 1.14% at December 31, 2005. During 2006, the provision for loan losses totaled $905 thousand compared to $1.521 million in 2005. The allowance as a percent of total loans decreased due to strong credit quality and loan loss ratios that are better than those of Horizon’s peers. In addition, the lack of growth in commercial and mortgage warehouse loans resulted in no appreciable increase to reserve allocations for these portfolios. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2006.
Nonperforming Loans
Nonperforming loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning nonperforming loans to an earning asset basis. Nonperforming loans for the previous three years ending December 31 are as follows:

	2006	2005	2004

Nonperforming loans	$2,625	$1,822	$1,358
Nonperforming loans total 30% of the allowance for loan losses at December 31, 2006, compared to 22% and 19% of the allowance for loan losses on December 31, 2005 and 2004, respectively.
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
Other real estate owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

	2006	2005	2004

Other real estate owned	$75	$23	$276

Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are superior to those required for deposited funds. Total deposits were $913.973 million at December 31, 2006, compared to $855.566 million at December 31, 2005, or an increase of 6.8%. Average deposits and rates by category for the pervious three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the Year
	Year Ended December 31			Ended December 31
	2006	2005	2004	2006	2005	2004

Noninterest-bearing demand deposits	$78,654	$73,501	$62,634
Interest-bearing demand deposits	178,773	165,767	104,909	2.43%	1.44%	.46%
Savings deposits	34,637	38,231	36,265	.28	.36	.20
Money market	139,177	143,652	123,013	3.28	2.37	1.27
Time deposits	387,365	320,014	266,201	4.37	3.42	3.22

Total deposits	$818,606	$741,165	$593,022

Horizon continually revises and enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets. These product changes caused the changes in the average balances and rates paid as displayed in the table above.
Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2006:

Due in three months or less	$53,053
Due after three months through six months	5,984
Due after six months through one year	7,772
Due after one year	987
Interest expense on time certificates of $100,000 or more was approximately $5.533 million, $2.059 million and $1.762 million for 2006, 2005 and 2004, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2006, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

	Within One	One to Three	Three to	After Five
	Year	Years	Five Years	Years

Deposits	$867,754	$45,435	$276	$508
Long-term debt obligations (1)	23,195	15,411	30,275	47,070
Subordinated debentures (2)				40,209

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 10 in Horizon’s Consolidated Financial Statements.

(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts I, II and III and those assumed in the acquisition of Alliance. See Note 11 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
		Greater
	Within	Than One
	One Year	Year

Letters of credit	$1,744	$1,256
Unfunded loan commitments	94,140	60,546
Shareholder Value Plan
During 2001, Horizon initiated a Shareholder Value Plan. The Plan is a comprehensive strategic plan to broaden and improve the market for Horizon’s common stock with local community investors who have a long-term, personal interest in helping Horizon remain an independent community bank. It includes improved communications with stockholders and customers as well as efforts to improve the marketability of its common stock. During the fourth quarter of 2001, two important components of the Shareholder Value Plan were completed. These included a 3-for-1 stock split and the listing of Horizon’s stock on the NASDAQ Capital Market (formerly named the NASDAQ SmallCap Market) and effective February 1, 2007, Horizon is listed on Nasdaq Global Market. Before this, Horizon’s stock was traded on the Bulletin Board. A dividend reinvestment plan was implemented in early 2002 and the quarterly per share dividend was increased to $.10 2/3 in the fourth quarter of 2002. In October of 2003, Horizon’s Board of Director’s declared a 3-for-2 stock split and in December of 2003 increased the dividend to $.12. In December 2004, the Board of Director’s increased the quarterly dividend to $.13 per share and in December 2005, the Board of Director’s increased the quarterly dividend to $.14 per share.
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2006. Stockholders’ equity totaled $61.877 million as of December 31, 2006, compared to $53.530 million as of December 31, 2005. At year-end 2006, the ratio of stockholders’ equity to assets was 5.06% compared to 4.75% for 2005. Horizon’s capital increased during the year 2006 as a result of increased earnings, net of dividends declared, exercise of stock options and net of tax, decrease in unrealized gain (loss) on securities available for sale and the amortization of unearned compensation. Due to the acquisition of Alliance for cash, the percentage growth in assets was greater than the percentage growth in equity, causing the equity to asset ratio from 2004 to 2005 to decrease.
Horizon declared dividends in the amount of $.56 per share in 2006, and $.53 per share in 2005 and $.49 per share in 2004. The dividend payout ratio (dividends as a percent of net income) was 24% during 2006, 23% during 2005 and 21% during 2004. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

In March 2002, Horizon formed Horizon Statutory Trust I (Trust I), a statutory business trust. Trust I issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued subordinated debentures aggregating $12 million to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 3.60% and mature on March 26, 2032, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. These securities have been called and will be redeemed on March 26, 2007. Costs associated with the issuance of the securities totaling $362 thousand were capitalized and are being amortized to the first call date of the securities.
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
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a statutory business trust. Trust III issued $12 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $12 million to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% and mature on January 30, 2037, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue will be used to redeem the securities issued by Trust I on March 26, 2007.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. At December 31, 2006, $20.605 million of the $39 million in securities were not included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
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

2006, 2005 and 2004 the amount of the Bank’s risk-based and Tier 1 capital ratios as reported and as they would be under this alternative treatment:

Horizon Bank and		Alternative	Minimum Required To
Horizon Bancorp as of:	Reported	Treatment	Be Well Capitalized

December 31, 2006
Total capital (to risk-weighted assets)
Consolidated	12.92%	12.06%	N/A
Bank	11.26%	10.52%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	9.23%	8.62%	N/A
Bank	10.16%	9.49%	6.00%
Tier 1 Capital (to average assets)
Consolidated	6.25%	6.25%	N/A
Bank	6.89%	6.89%	5.00%

December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	11.54%	10.81%	N/A
Bank	11.82%	11.06%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	8.84%	8.28%	N/A
Bank	10.66%	9.97%	6.00%
Tier 1 Capital (to average assets)
Consolidated	5.83%	5.83%	N/A
Bank	7.02%	7.03%	5.00%

December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	13.95%	12.52%	N/A
Bank	13.62%	12.11%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	11.71%	10.51%	N/A
Bank	12.37%	10.97%	6.00%
Tier 1 Capital (to average assets)
Consolidated	7.37%	7.37%	N/A
Bank	7.78%	7.78%	5.00%
If the Bank is required to reclassify such loans, the Bank still meets the regulatory ”well capitalized” standards for all of 2006, 2005 and 2004. Bank regulators have not issued a final opinion on this matter but management continues to believe that these loans are properly characterized for risk-based capital purposes. However, there is no assurance that the regulators will concur with that determination. If required to treat mortgage warehouse loans as commercial loans, the Bank will consider increasing the amount of its capital through the issuance of subordinated debt, trust preferred securities or equity securities; or consider other alternatives.
As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the well capitalized minimums shown above.

As of December 31, 2006, management is not aware of any other recommendations by banking regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material effect on Horizon’s liquidity, capital resources or operations.
Results of Operations
Net Income
Consolidated net income was $7.484 million or $2.33 per diluted share in 2006, $7.091 million or $2.24 per diluted share in 2005 and $6.935 million or $2.22 per share in 2004.
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

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-bearing assets Loans – total (1) (3)	$785,448	$57,282	7.29%	$640,758	$44,749	6.98%	$514,916	$33,386	6.48%
Taxable investment securities, including FRB and FHLB stock	190,670	8,348	4.38	244,495	9,610	3.93	192,419	7,211	3.75
Nontaxable investment securities (2)	65,773	2,796	4.25	54,806	2,372	4.32	52,722	2,264	4.29
Interest-bearing balances and money market investments (4)	4,469	153	3.42	1,177	38	3.23	4,924	69	1.40
Federal funds sold	1,890	101	5.34	755	24	3.18	4,560	58	1.28

Total interest-earning assets	1,048,250	68,680	6.55	941,991	56,793	6.03	769,541	42,988	5.59

Noninterest-earning assets Cash and due from banks	21,525			19,610			16,822
Allowance for loan losses	(8,723)			(7,615)			(6,985)
Other assets	57,053			46,127			39,547

Total assets	$1,118,105			$1,000,113			$818,925

Liabilities and Stockholders’ Equity
Interest-bearing liabilities Savings deposits	$34,637	96	.28%	$38,231	139	.36	$36,265	74	.20
Money market	139,177	4,559	3.28	143,652	3,414	2.37	123,013	1,558	1.27
Interest-bearing demand deposits	178,773	4,164	2.33	165,767	2,385	1.44	104,909	482	.46
Time deposits	387,365	16,915	4.37	320,014	10,934	3.42	266,200	8,579	3.22
Short-term borrowings	78,747	2,035	2.58	45,517	1,573	3.46	37,205	600	1.61
Long-term debt	157,179	9,366	5.95	155,393	7,475	4.81	135,362	6,273	4.63

Total interest-bearing liabilities	975,878	37,135	3.81	868,574	25,920	2.98	702,954	17,566	2.50

Noninterest-bearing liabilities Demand deposits	78,654			73,501			62,634
Other liabilities	6,138			6,153			5,013
Stockholders’ equity	57,435			51,885			48,324

Total liabilities and stockholders’ equity	$1,118,105			$1,000,113			$818,925

Net interest income		$31,545			$30,873			$25,422

Net interest income as a percent of interest earning assets			3.01%			3.28%			3.31%

(1)	Nonaccruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(2)	Yields are not presented on a tax-equivalent basis.

(3)	Loan fees and late fees included in interest on loans aggregated $3,470,000, $3,246,000 and $3,129,000 in 2006, 2005 and 2004 respectively.

(4)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2006.

	2006 – 2005			2005 – 2004
	Increase/(Decrease)			Increase/(Decrease)
		Change	Change		Change	Change
	Total	Due to	Due to	Total	Due to	Due to
	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Loans – total	$12,533	$10,479	$2,054	$11,363	$8,638	$2,725
Taxable investment securities	(1,310)	(2,281)	971	2,447	2,051	396
Nontaxable investment securities	424	467	(43)	108	90	18
Interest-bearing balances and money market investments	115	113	2	(31)	(78)	47
Federal funds sold	77	53	24	(34)	(75)	41

Total interest income	11,839	8,831	3,008	13,853	10,626	3,227

Interest Expense
Savings deposits	(43)	(12)	(31)	65	4	61
Money market	1,145	(109)	1,254	1,856	298	1,558
Interest-bearing demand deposits	1,779	200	1,579	1,903	407	1,496
Time deposits	5,981	2,577	3,404	2,355	1,815	540
Short-term borrowings	462	933	(471)	973	159	814
Long-term debt	1,843	87	1,756	1,250	979	271

Total interest expense	11,167	3,676	7,491	8,402	3,662	4,740

Net Interest Earnings	$672	$5,155	$(4,483)	$5,451	$6,964	$(1,513)

Horizon’s average earning assets were $1,048.250 million in 2006 compared to $941.991 million in 2005 and $769.541 million in 2004. The net interest margin for 2006 was 3.01% compared to 3.28% and 3.31% in 2005 and 2004, respectively. Short-term interest rates began to increase in the third quarter of 2004 and continued through 2005 until June of 2006. Short-term interest rates have remained relatively stable since then.
Horizon began to experience slightly higher loan yields due to the increase in short-term rates throughout 2006. This is due in part to new loans and loan renewals coming in at higher rates than those maturing or paying off and rates on loans with variable rates rising with short-term rates. Average loans outstanding during 2006 showed significant growth from 2005 due to a full year of the Alliance acquisition and concerted effort in new business. The mix of the loan portfolio also showed significant change as shown in the following table.

	2006	2005	2004

Commercial loans	$267,263	$234,971	$174,391
Mortgage warehouse loans	96,334	108,298	134,063
Real estate loans	201,756	123,815	85,314
Installment loans	220,095	173,674	121,148

Total average loans outstanding	$785,448	$640,758	$514,916

Average commercial loans grew nearly 14%, consumer loans increased by over 27% and residential real estate loans increased by over 63%. Commercial loans grew on average due a full year’s impact of the growth achieved in 2005 through the Alliance acquisition and additional lenders. The southwest Michigan market, in which Horizon increased market share through the acquisition of Alliance in 2005, continued to have a strong growth pattern. Average consumer loans grew as a result of expansion of indirect lending into southwest Michigan and north central Indiana. The continued decrease in mortgage refinancing caused mortgage warehouse loans to decrease by over 11%.
To help fund the loan growth, investment portfolio was allowed to decrease through normal maturities and securitiy sales. Restructuring of the investment portfolio occurred by selling low yielding investment ssecurities and reinvesting the proceeds in higher yielding securities. The loss taken on the sale will be recovered within one year through improved yield on the new securities.
Average interest-bearing deposits increased by over 11% during 2006. Short-term deposit rates increased throughout the year. The overall cost of time deposits increased as maturing certificates of deposit renewed at higher rates.
The increase in net interest income during 2006 and 2005 is primarily the result of increased earning assets, particularly investment securities in 2005 and the loan portfolio in 2005 and 2006. The increase in net interest income resulting from increased earning assets was partially offset by declines in the net interest margin.
Noninterest Income
The major components of noninterest income consist of service charges on deposit accounts, gain on sale of loans and fiduciary fees. Service charges on deposit accounts are based upon: a) recovery of direct operating expenses associated with providing the service, b) allowing for a profit margin that provides an adequate return on assets and stockholders’ equity and c) competitive factors within the Bank’s markets. Service charges on deposits were $3.102 million, $2.966 million and $3.088 million, for 2006, 2005 and 2004, respectively.
Gain on sale of loans was $1.681 million for 2006, $1.756 million for 2005 and $2.126 million in 2004. Horizon has sold between 50% and 60% of its residential mortgage loan production in 2004 through 2006. The loans retained are predominantly adjustable rate mortgage loans. During 2006, Horizon sold $96 million of current production of residential mortgage loans into the secondary market compared to $98 million in 2005 and $106 million in 2004. The 2004 gain includes approximately $394 thousand from the sale of portfolio loans. Portfolio mortgage loans were sold to reduce the interest rate risk related to long-term fixed rate assets and to provide funding for the growth in other loan areas. Horizon anticipates that the volume of mortgage loan activity will remain fairly constant in 2007 however, it is anticipated that a higher percentage of production will be sold into the secondary market. Overall mortgage activity is anticipated to decline, however, as Horizon enters new markets, originations in these markets should offset the overall decline.
Fiduciary fees were $3.100 million in 2006 compared to $2.748 million in 2005 and $2.694 million in 2004. The fluctuations are primarily due to changes in the market value of assets under administration and an increase in one time Employee Stock Ownership Plan fees.
Noninterest Expense
Noninterest expense totaled $30.455 million in 2006 compared to $29.129 million in 2005 and $25.672 million in 2004.
Salaries and benefits decreased .6% during 2006 compared to an increase of 11.9% during 2005. The decrease in 2006 related to a decline in incentive compensation and staff reduction through attrition resulting from an efficiency study conducted during the fourth quarter of 2004, partially offset by the cost of additional staff for the newly created wholesale mortgage lending division created during the third quarter of 2006. The increase for 2005 related to the cost of expansion into new markets, including the acquisition of Alliance, partially offset by declines in incentive compensation and commissions paid to mortgage originators.
Total other expenses, excluding salaries and benefits, increased 11.2% in 2006 and 15.6% in 2005. During 2006 and 2005 other expenses were impacted by costs related to the acquisition of Alliance as well as ongoing expenses relative to the operation of the additional branches, including the amortization of the core deposit intangible acquired in the acquisition. 2006 was also impacted by an increase in the deferred loan fees being amortized over the life of the loan.
Income Taxes
Income tax expense totaled $2.838 million in 2006 compared to $2.945 million in 2005 and $2.494 million in 2004. The effective tax rate was 27.5%, 29.3% and 26.45% for 2006, 2005 and 2004, respectively. The decrease in the effective tax rate in 2006 was due to an increase in the percentage of tax-exempt income to pre-tax income. The increase in the effective rate in 2005 was due to a decline in the percentage of tax exempt income to pre-tax income.
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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At December 31, 2006, Horizon has available approximately $197.693 million in available credit from various money center banks, including the FHLB. During 2006, cash flows were generated primarily from proceeds from borrowings of $33.8 million, increase in deposits of $58.4 million and sales, maturities, and prepayments of investment securities of $125.0 million. Cash flows were used to purchase investments totaling $91.8 million and increase loans $112.2 million. The net cash and cash equivalent position increased by $13.1 million during 2006.
Interest Sensitivity
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or maturing in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. At December 31, 2006, the amount of assets that reprice within one year were 96% of liabilities that reprice within one year. At December 31, 2005, the amount of assets that reprice within one year were approximately 109% of the amount of liabilities that reprice within the same time period.

	Rate Sensitivity
		> 3 Months and	> 6 Months and
	3 Months or Less	< 6 Months	< 1 Year	Greater Than 1 Year	Total

Loans	$282,092	$67,725	$102,589	$404,531	$856,937
Federal funds sold	6,500	—	—	—	6,500
Interest-bearing balances with Banks	898	—	—	—	898
Investment securities and FRB and FHLB stock	29,576	11,107	13,077	201,454	255,214
Other assets	13,209	—	—	89,672	102,881

Total assets	$332,275	$78,832	$115,666	$695,657	$1,222,430

	Rate Sensitivity
		> 3 Months and	> 6 Months and
	3 Months or Less	< 6 Months	< 1 Year	Greater Than 1 Year	Total

Noninterest-bearing deposits	$6,781	$6,781	$11,318	$57,069	$81,949
Interest-bearing deposits	273,759	92,562	144,389	321,314	832,024
Borrowed funds	67,161	21,674	18,438	132,729	240,002
Other liabilities	—	—	—	6,578	6,578
Stockholders’ equity	—	—	—	61,877	61,877

Total liabilities and stockholders’ equity	$347,701	$121,017	$174,145	$579,567	$1,222,430

GAP	$(15,426)	$(42,185)	$(58,479)	$116,090

Cumulative GAP	$(15,426)	$(57,611)	$(116,090)
Included in the GAP analysis are certain interest-bearing demand accounts and savings accounts. These interest-bearing accounts are subject to immediate withdrawal. However, Horizon considers approximately 59% of these deposits to be insensitive to gradual changes in interest rates and generally to behave like deposits with longer maturities based upon historical experience.
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

The table, which follows, provides information about Horizon’s financial instruments that are sensitive to changes in interest rates as of December 31, 2006. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.
Horizon had no derivative financial instruments or trading portfolio as of December 31, 2006.

Quantitative Disclosure of Market Risk

						2012 and		Fair Value
	2007	2008	2009	2010	2011	Beyond	Total	12/31/06

Rate-sensitive assets
Fixed interest rate loans	$158,555	$86,256	$54,960	$33,637	$18,418	$23,676	$375,502	$377,240
Average interest rate	6.83%	6.91%	7.08%	7.31%	6.70%	7.13%	6.98%

Variable interest rate loans	293,852	53,116	48,727	38,703	32,213	14,824	481,435	486,968
Average interest rate	8.07%	6.17%	6.00%	6.01%	6.22%	6.75%	7.32%

Total loans	452,407	139,372	103,687	72,340	50,631	38,500	856,937	864,208
Average interest rate	7.64%	6.63%	6.57%	6.61%	6.70%	6.98%	7.17%

Securities, including FRB and FHLB stock	53,760	26,838	20,705	21,677	17,689	114,545	255,214	255,214
Average interest rate	4.83%	4.56%	4.71%	5.09%	5.16%	4.46%	4.67%

Other interest-bearing assets	20,607						20,607	20,607
Average interest rate	6.92%						6.92%

Total earnings assets	526,774	166,210	124,392	94,017	68,320	153,045	1,132,758	1,140,029
Average interest rate	7.32%	6.29%	6.26%	6.26%	6.30%	5.09%	6.60%
Rate-sensitive liabilities

Noninterest-bearing deposits	$24,880	$17,326	$12,066	$8,403	$5,852	$13,422	$81,949	$81,949
NOW accounts	54,494	48,043	39,817	31,856	25,488	107,449	307,147	304,258
Average interest rate	3.14%	3.35%	3.42%	3.49%	3.53%	3.67%	3.46%
Savings and money market accounts	139,035	6,359	4,528	3,226	2,304	6,024	161,476	155,874
Average interest rate	3.224%	.28%	.28%	.28%	.28%	.28%	2.81%
Certificates of deposit	317,182	36,115	7,374	1,946	276	508	363,401	304,188
Average interest rate	4.74%	3.76%	3.58%	3.88%	4.29%	1.00%	4.61%
Total deposits	535,591	107,843	63,785	45,431	33,920	127,403	913,973	903,649
Average interest rate	3.96%	2.77%	2.57%	2.63%	2.71%	3.11%	3.49%
Fixed interest rate borrowings	43,729	5,458	10,377	348	75,519	485	135,916	151,995
Average interest rate	4.62%	3.59%	4.13%	4.78%	4.74%	5.01%	4.61%
Variable interest rate borrowings	104,051						104,051	104,466
Average interest rate	5.52%						5.52%

Total funds	683,371	113,301	74,162	45,779	109,439	127,888	1,153,940	1,160,110
Average interest rate	4.24%	2.81%	2.79%	2.65%	4.11%	3.12%	3.81%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under this item is incorporated by reference to the information appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Horizon Bancorp
Consolidated Financial Statements

Horizon Bancorp and Subsidiaries
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

December 31	2006	2005

Assets
Cash and due from banks	$52,311	$39,163
Interest-bearing demand deposits	1	87
Federal funds sold	6,500	—

Cash and cash equivalents	58,812	39,250
Interest-bearing deposits	898	15,735
Investment securities, available for sale	243,078	275,177
Loans held for sale	13,103	2,440
Loans, net of allowance for loan losses of $8,738 and $8,368	835,096	724,366
Premises and equipment	23,394	21,425
Federal Reserve and Federal Home Loan Bank stock	12,136	12,983
Goodwill	5,787	5,787
Other intangible assets	2,412	2,780
Interest receivable	6,094	5,813
Other assets	21,620	22,119

Total assets	$1,222,430	$1,127,875

Liabilities
Deposits
Noninterest bearing	$81,949	$148,127
Interest bearing	832,024	707,439

Total deposits	913,973	855,566
Short-term borrowings	83,842	50,024
Long-term borrowings	115,951	133,609
Subordinated debentures	40,209	27,837
Interest payable	1,771	1,663
Other liabilities	4,807	5,646

Total liabilities	1,160,553	1,074,345

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 4,998,106 and 4,911,741 shares	1,111	1,092
Additional paid-in capital	25,229	24,552
Retained earnings	54,196	48,523
Restricted stock, unearned compensation	—	(760)
Accumulated other comprehensive loss	(1,507)	(2,853)
Less treasury stock, at cost, 1,759,424 and 1,755,158 shares	(17,152)	(17,024)

Total stockholders’ equity	61,877	53,530

Total liabilities and stockholders’ equity	$1,222,430	$1,127,875

See notes to consolidated financial statements

Horizon Bancorp
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

Years Ended December 31	2006	2005	2004

Interest Income
Loans receivable	$57,282	$44,749	$33,386
Investment securities
Taxable	8,602	9,720	7,338
Tax exempt	2,796	2,372	2,264

Total interest income	68,680	56,841	42,988

Interest Expense
Deposits	25,734	16,374	10,693
Federal funds purchased and short-term borrowings	2,035	1,210	600
Long-term borrowings	7,100	6,789	5,554
Subordinated debentures	2,266	1,595	719

Total interest expense	37,135	25,968	17,566

Net Interest Income	31,545	30,873	25,422
Provision for loan losses	905	1,521	990

Net Interest Income After Provision for Loan Losses	30,640	29,352	24,432

Other Income
Service charges on deposit accounts	3,102	2,966	3,088
Wire-transfer fee income	396	438	522
Fiduciary activities	3,100	2,748	2,694
Commission income from insurance agency	—	46	254
Gain on sale of loans	1,681	1,756	2,126
Gain on sale of mortgage servicing rights	656	—	—
Increase in cash surrender value of life insurance	470	487	544
Gain (loss) on sale of securities available for sale	(764)	4	—
Other income	1,496	1,368	1,441

Total other income	10,137	9,813	10,669

Other Expenses
Salaries and employee benefits	16,433	16,518	14,767
Net occupancy expenses	2,338	2,217	1,832
Data processing and equipment expenses	2,560	2,342	1,997
Professional fees	1,386	1,225	1,219
Outside services and consultants	1,100	1,064	978
Loan expenses	1,952	1,427	1,222
Other expenses	4,686	4,336	3,657

Total other expenses	30,455	29,129	25,672

Income Before Income Tax	10,322	10,036	9,429
Income tax expense	2,838	2,945	2,494

Net Income	$7,484	$7,091	$6,935

Basic Earnings Per Share	$2.36	$2.31	$2.32

Diluted Earnings Per Share	$2.33	$2.24	$2.22
See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands)

					Restricted	Accumulated
		Additional			Stock,	Other
	Common	Paid-in	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Income	Earnings	Compensation	Income (Loss)	Stock	Total

Balances, January 1, 2004	$1,041	$20,994		$37,638		$2,075	$(15,525)	$46,223
Net income			$6,935	6,935				6,935
Other comprehensive loss, net of tax, unrealized losses on securities			(1,181)			(1,181)		(1,181)

Comprehensive income			$5,754

Cash dividends ($.49 per share)				(1,481)				(1,481)
Exercise of stock options	11	434						445
Tax benefit related to stock options		251						251
Purchase treasury stock							(848)	(848)
Issuance of restricted stock	10	1,050			$(1,060)
Amortization of unearned compensation					88			88

Balances, December 31, 2004	1,062	22,729		43,092	(972)	894	(16,373)	50,432
Net income			$7,091	7,091				7,091
Other comprehensive loss, net of tax, unrealized losses on securities, net of reclassification adjustment			(3,747)			(3,747)		(3,747)

Comprehensive income			$3,344

Cash dividends ($.53 per share)				(1,660)				(1,660)
Exercise of stock options	30	916						946
Tax benefit related to stock options		907						907
Purchase treasury stock							(651)	(651)
Issuance of restricted stock Amortization of unearned compensation					212			212

Balances, December 31, 2005	1,092	24,552		48,523	(760)	(2,853)	(17,024)	53,530
Net income			$7,484	7,484				7,484
Other comprehensive income, net of tax, unrealized gains on securities, net of reclassification adjustment			1,346			1,346		1,346

Comprehensive income			$8,830

Cash dividends ($.56 per share)				(1,811)				(1,811)
Reclassification of restricted stock, unearned compensation to paid-in capital upon adoption of SFAS 123 (R)		(760)			760
Exercise of stock options	19	716						735
Tax benefit related to stock options		469						469
Stock option expense		40						40
Purchase treasury stock							(128)	(128)
Amortization of unearned compensation		212						212

Balances, December 31, 2006	$1,111	$25,229		$54,196	$0	$(1,507)	$(17,152)	$61,877

See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

Years Ended December 31	2006	2005	2004

Operating Activities
Net income	$7,484	$7,091	$6,935
Items not requiring (providing) cash
Provision for loan losses	905	1,521	990
Depreciation and amortization	2,471	2,281	1,606
Share based compensation	40	—	—
Premium amortization on securities available for sale	240	764	582
Mortgage servicing rights impairment (recovery)	(41)	(97)	(155)
Deferred income tax	(78)	174	(458)
(Gain) loss on sales of securities available for sale	764	(4)	—
Gain on sale of mortgage servicing rights	(656)	—	—
Gain on sale of loans	(1,681)	(1,756)	(2,126)
Proceeds from sales of loans	115,608	98,150	114,499
Loans originated for sale	(124,590)	(94,998)	(107,996)
(Gain) loss on sale of other real estate owned	4	(38)	(17)
(Gain) loss on sale of premises and equipment	16	(22)	11
FHLB stock dividends	—	—	(458)
Tax benefit of options exercised	(469)	(907)	(251)
Increase in cash surrender value of life insurance	(470)	(487)	(544)
Net change in
Interest receivable	(281)	(596)	(919)
Interest payable	108	497	273
Other assets	496	912	2,572
Other liabilities	(879)	(1,269)	(226)

Net cash provided by (used in) operating activities	(1,009)	11,216	14,318

Investing Activities
Net change in interest-bearing deposits	14,837	(10,048)	8,150
Purchases of securities available for sale	(91,791)	(38,417)	(171,180)
Proceeds from maturities, calls and principal repayments of securities available for sale	33,695	54,071	103,227
Proceeds from sales of securities available for sale	91,265	7,150	—
Purchase of FRB and FHLB stock	(81)	(712)	—
Proceeds from sale of mortgage servicing rights	1,273	—	—
Proceeds from sale of Federal Home loan Bank Stock	928	—	—
Net change in loans	(112,203)	(83,118)	(117,830)
Proceeds from sale of fixed assets	1	723	51
Recoveries on loans previously charged-off	608	527	359
Proceeds from sale of other real estate owned	44	409	165
Purchases of premises and equipment	(3,877)	(1,421)	(2,659)
Purchase of trust preferred securities	(372)	—	(310)
Purchase of bank owned life insurance	—	—	(12,000)
Acquisition, net of cash acquired	—	(2,901)	—

Net cash used in investing activities	(65,673)	(73,737)	(192,027)

Horizon Bancorp
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

Years Ended December 31	2006	2005	2004

(Continued)
Financing Activities
Net change in Deposits	$58,407	$126,213	$66,049
Short-term borrowings	33,818	(34,142)	62,040
Proceeds from long-term borrowings	—	107,000	89,850
Repayment of long-term borrowings	(17,658)	(115,096)	(76,117)
Proceeds from issuance of trust preferred securities	12,372	—	10,310
Dividends paid	(1,811)	(1,660)	(1,481)
Issuance of stock	775	946	445
Tax benefit of options exercised	469	907	251
Purchase of treasury stock	(128)	(651)	(848)

Net cash provided by financing activities	86,244	83,517	150,499

Net Change in Cash and Cash Equivalents	19,562	20,996	(27,210)

Cash and Cash Equivalents, Beginning of Year	39,250	18,254	45,464

Cash and Cash Equivalents, End of Year	$58,812	$39,250	$18,254

Additional Cash Flows Information
Interest paid	$36,960	$25,281	$17,293
Income tax paid	1,530	1,870	1,072
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
The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking. The Bank has two active wholly owned subsidiaries: Horizon Trust & Investment Management, Inc. (HTIM) and Horizon Investments, Inc. (Investment Company). HTIM offers corporate and individual trust and agency services and investment management services. Horizon Investments, Inc. manages the investment portfolio of the Bank. The Bank maintains fourteen full service facilities in Northwest Indiana and Southwest Michigan. The Bank also maintains a loan production office in Lake County Indiana. The Bank also wholly owns Horizon Insurance Services, Inc. (Insurance Agency) which is inactive, but previously offered a full line of personal insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the insurance agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.
Horizon formed Horizon Statutory Trust I in 2002, Horizon Statutory Trust II in 2004 and Horizon Bancorp Capital Trust III in 2006 for the purpose of participating in Pooled Trust Preferred Stock offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005 which formed Alliance Financial Statutory Trust I (Alliance Trust). See Note 11 for further discussion regarding these previously consolidated entities that are now reported separately.
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
Concentrations of Credit Risk — The Bank grants commercial, real estate and consumer loans to customers located primarily in Northwest Indiana and southwest Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 32% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. Residential real estate loans make up approximately 27% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 28% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 13% of the loan portfolio and are secured by residential real estate.
Mortgage Warehouse Loans — Horizon purchases residential mortgage loans from various mortgage companies prior to sale of these loans by the mortgage companies in the secondary market. Horizon held loans that were purchased under agreements to resell from 32 approved mortgage companies at December 31, 2006. Horizon purchases such loans from mortgage companies, net of certain fees and later sells them back to the mortgage companies at the same amount and without recourse provisions. As a result, no gains and losses are recorded at the resale of loans. Horizon records interest and fee income on the loans during the funding period. Horizon uses the stated interest rate in the agreement with each mortgage company for interest income recognition, and not the interest rates on the individual loans. Horizon does not retain servicing of the loans when they are resold. Loans consist of purchase money and refinance mortgage loans and are generally held no more than 90 days by Horizon and are typically resold within 30 days.
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
Federal Reserve and Federal Home Loan Bank Stock — The stock is a required investment for institutions that are members of the Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) systems. The required investment in the common stock is based on a predetermined formula.
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
Goodwill — Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of December 31, 2004, and for the year then ended, goodwill totaled $158 thousand. During 2005, $5.629 million of goodwill was acquired as a result of the Alliance Financial Corporation acquisition resulting in a total of $5.787 million of goodwill as of December 31, 2005 and 2006.

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
Earnings per Common Share — Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore, the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,177,272 for 2006, 3,067,632 for 2005 and 2,993,696 for 2004. The number of shares used in the computation of diluted earnings per share is 3,217,050 for 2006, 3,162,950 for 2005 and 3,123,325 for 2004. For 2006 there were 5,000 shares excluded from diluted earnings per share as they were anti-dilutive. There were no anti-dilutive shares for 2005 or 2004.
Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2006, $4.921 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and short-term borrowings.
Share-Based Compensation – At December 31, 2006, Horizon has stock option plans, which are described more fully in Note 19. Effective January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has elected the modified prospective application and, as a result, has recorded approximately $40 thousand in compensation expense relating to vesting of stock options less estimated forfeitures for the 12 month period ended December 31, 2006. Prior to adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity. Upon the adoption of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to additional paid-in capital.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Prior to the adoption of SFAS 123(R), Horizon accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if Horizon had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Years Ended December 31	2005	2004

Net income, as reported	$7,091	$6,935
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(35)	(127)

Pro forma net income	$7,056	$6,808

Earnings per share:
Basic – as reported	$2.31	$2.32
Basic – pro forma	$2.30	$2.27
Diluted – as reported	$2.24	$2.22
Diluted – pro forma	$2.23	$2.18
Reclassifications — Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to be comparable to 2006. These reclassifications had no effect on net income.
Recent Accounting Pronouncements
Accounting for Servicing of Financial Assets — The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:
▪	Amortization Method — Amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date.

▪	Fair Value Measurement Method — Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the periods in which the changes occur.
Horizon adopted the amortization method on January 1, 2007. The adoption of SFAS 156 did not have a material impact on Horizon’s consolidated financial condition or results of operations.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Fair Value Measurements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) on fair value measurement. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances.
Over forty current accounting standards within generally accepted accounting principles require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. In the case of derivatives, the FASB consulted with investors, who generally supported fair value, even when market data are not available, along with expanded disclosure of the methods used and the effect on earnings.
Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.
SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Horizon has not determined the impact that SFAS 157 will have on its consolidated financial condition or results of operations.
Accounting for Uncertainty in Income Taxes — The FASB released the final interpretation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS No. 109, “Accounting for Income Taxes” (i.e., a likelihood of occurrence greater than 50 percent).

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.
FIN 48 includes expanded disclosure requirements, including a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. Horizon adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on Horizon’s consolidated financial condition or results of operations.
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place January 1, 2004:

Year ended December 31	2005	2004

Net interest income	$32,884	$29,948
Net Income	6,111	6,890

Per Share — combined
Basic net income	$1.99	$2.30
Diluted net income	1.93	2.21
Note 3 — Investment Securities

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$58,595	$58	$208	$58,445
State and municipal	81,363	806	369	81,800
Federal agency collateralized mortgage obligations	11,215	19	224	11,010
Federal agency mortgage-backed pools	93,591	54	2,471	91,174
Corporate notes	632	17	—	649

Total investment securities	$245,396	$954	$3,272	$243,078

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$72,153	$—	$1,786	$70,367
State and municipal	64,608	1,794	430	65,972
Federal agency collateralized mortgage obligations	22,781	—	628	22,153
Federal agency mortgage-backed pools	119,392	125	3,497	116,020
Corporate notes	632	33	—	665

Total investment securities	$279,566	$1,952	$6,341	$275,177

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Within one year	$16,111	$16,065
One to five years	14,695	14,630
Five to ten years	29,223	29,250
After ten years	80,561	80,949

	140,590	140,894
Federal agency collateralized mortgage obligations	11,215	11,010
Federal agency mortgage-backed pools	93,591	91,174

Totals	$245,396	$243,078

Securities with a carrying value of $78,795,000 and $76,183,000 were pledged at December 31, 2006 and 2005, respectively, to secure certain public and trust deposits and securities sold under agreements to repurchase.
Proceeds from sales of securities available for sale during 2006 were $91,265,000. Gross gains of $1,247,000 and gross losses of $2,011,000 were recognized on these sales in 2006. Proceeds from sales of securities available for sale during 2005 were $7,150,000. Gross gains of $37,000 and gross losses of $33,000 were recognized on these sales. There were no sales of securities available for sale during 2004. The tax benefit on net realized losses for 2006 was $267,000. The tax expense on net realized gains for 2005 was $1,400.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2006 and 2005, was $150,402,000 and $226,292,000, respectively, which is approximately 62% and 82% of Horizon’s available-for-sale investment portfolio. These declines primarily resulted from increases in market interest rates.
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2006
U.S. Treasury and federal agencies	$10,804	$30	$10,899	$178	$21,703	$208
State and municipal	22,354	121	10,615	248	32,969	369
Federal agency collateralized mortgage obligations	—	—	9,203	224	9,203	224
Federal agency mortgage-backed pools	1,742	10	84,785	2,461	86,527	2,471

Total temporarily impaired securities	$34,900	$161	$115,502	$3,111	$150,402	$3,272

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2005
U.S. Treasury and federal agencies	$11,957	$243	$57,010	$1,542	$68,967	$1,785
State and municipal	25,335	388	1,968	42	27,303	430
Federal agency collateralized mortgage obligations	10,313	317	11,840	312	22,153	629
Federal agency mortgage-backed pools	40,983	950	66,886	2,547	107,869	3,497

Total temporarily impaired securities	$88,588	$1,898	$137,704	$4,443	$226,292	$6,341

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 4 — Loans and Allowance

December 31	2006	2005

Commercial loans	$271,457	$273,310
Mortgage warehouse loans	112,267	97,729
Real estate loans	222,235	159,312
Installment loans	237,875	202,383

	843,834	732,734
Allowance for loan losses	(8,738)	(8,368)

Total loans	$835,096	$724,366

December 31	2006	2005	2004

Allowance for loan losses
Balances, January 1	$8,368	$7,193	$6,909
Acquired through acquisition	—	557	—
Provision for losses	905	1,521	990
Recoveries on loans	608	527	359
Loans charged off	(1,143)	(1,430)	(1,065)

Balances, December 31	$8,738	$8,368	$7,193

Impaired loans for which the carrying value of the loans exceeded the discounted cash flows or collateral value totaled approximately $1,768,000 and $583,000 at December 31, 2006 and 2005, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses, totaled $406,000 and $492,000 at December 31, 2006 and 2005, respectively. The average balance of impaired loans during 2006 was $942,000 and $150,000 during 2005. There was $117,000, $63,000 and $22,000 of interest income recorded on the cash and accrual basis during 2006, 2005 and 2004, respectively, on impaired loans.
At December 31, 2006, loans past due more than 90 days and still accruing interest totaled approximately $186,000. At December 31, 2005, loans past due more than 90 days and still accruing interest totaled approximately $251,000. Nonaccruing loans at December 31, 2006, 2005 and 2004, totaled approximately $2,481,000, $1,822,000 and $1,358,000, respectively. Interest income not recognized on these loans totaled approximately $77,000, $60,000 and $88,000 in 2006, 2005 and 2004, respectively.
Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $5,834,000 and $5,947,000, as of December 31, 2006 and 2005, respectively. During 2006, new loans or advances were $2,950,000 and loan payments were $3,063,000.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 5 — Premises and Equipment

December 31	2006	2005

Land	$6,641	$5,088
Buildings and improvements	23,565	21,986
Furniture and equipment	9,809	9,885

Total cost	40,015	36,959
Accumulated depreciation	(16,621)	(15,534)

Net	$23,394	$21,425

Note 6 — Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $23,702,000 and$163,356,000 at December 31, 2006 and 2005, respectively.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2006, totaled approximately $258,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2006	2005	2004

Mortgage Servicing Rights
Balances, January 1	$1,278	$1,473	$1,429
Servicing rights capitalized	83	239	482
Servicing rights sold	(862)	—	—
Amortization of servicing rights	(251)	(434)	(438)

	248	1,278	1,473
Impairment allowance	(3)	(44)	(141)

Balances, December 31	$245	$1,234	$1,332

During 2006, the Bank sold mortgage servicing rights with a book value of $862,000. The principal balance of the loans on which the servicing was sold amounted to $134,465,000. During 2006 and 2005, the Bank recorded a gross recovery of the impairment allowance totaling approximately $41,000 and $97,000, respectively.

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

	2006		2005
	Gross
	Carrying	Accumulated	Gross Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Core deposit intangible	$2,952	$(553)	$2,952	$(208)
Noncompete agreement	90	(77)	90	(54)

	$3,042	$(630)	$3,042	$(262)

Amortization expense for intangible assets totaled $368, $230 and $22 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization for the years ending December 31 are as follows:

2007	$344
2008	317
2009	305
2010	292
2011	280
Thereafter	874

$2,412

Note 8 — Deposits

December 31	2006	2005

Noninterest-bearing demand deposits	$81,949	$148,127
Interest-bearing demand deposits	307,147	196,016
Money market (variable rate)	129,981	167,466
Savings deposits	31,495	37,956
Certificates of deposit of $100,000 or more	151,342	111,843
Other certificates and time deposits	212,059	194,158

Total deposits	$913,973	$855,566

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Certificates and other time deposits maturing in years ending December 31 are as follows:

2007	$317,181
2008	36,116
2009	7,374
2010	1,946
2011	276
Thereafter	508

$363,401

Note 9 — Short-Term Borrowings

December 31	2006	2005

Federal funds purchased	$—	$7,000
Federal Home Loan Bank advances	40,000	—
Securities sold under agreements to repurchase	38,642	35,824
Notes payable	5,200	7,200

Total short-term borrowings	$83,842	$50,024

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2006 and 2005 totaled $70,179,000 and $61,825,000 and the daily average of such agreements totaled $63,098,000 and $57,526,000, respectively. The agreements at December 31, 2006, mature at various dates through October 27, 2009. Agreements with a maturity of one year or less are included in short-term borrowings, while those with a maturity of more than one year are included in long-term debt.
At December 31, 2006, the Bank had one adjustable rate short-term advance with the Federal Home Loan Bank that matured on January 2, 2007. There were no outstanding adjustable rate short-term advances at December 31, 2005.
Horizon has an unsecured $12,000,000 line of credit, of which, $5.2 million was outstanding at December 31, 2006. The line of credit is from an unrelated financial institution with interest payable quarterly at a rate indexed to LIBOR. The note matures within one year.
At December 31, 2006, the Bank has available approximately $197,693,000 in credit lines with various money center banks, including the FHLB.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 10 — Long-Term Debt

December 31	2006	2005

Federal Home Loan Bank advances, variable and fixed rates ranging from 2.86% to 7.53%, due at various dates through November 15, 2024	$97,951	$107,609
Securities sold under repurchase agreements, fixed rate	18,000	26,000

Total long-term debt	$115,951	$133,609

The Federal Home Loan Bank advances are secured by first and second mortgage loans totaling approximately $436,088,000. Advances are subject to restrictions or penalties in the event of prepayment.
Contractual maturities in years ending December 31

2007	$ 23,168
2008	5,294
2009	10,134
2010	142
2011	30,143
Thereafter	47,070

$ 115,951

Note 11 — Subordinated Debentures
In March of 2002, Horizon formed Horizon Statutory Trust I (Trust I), a statutory business trust. Trust I issued $12.372 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $12.372 million to Trust I. The junior subordinated debentures are the sole assets of Trust I. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.60% and mature on March 26, 2032, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. These securities have been called and will be redeemed on March 26, 2007. Costs associated with the issuance of the securities totaling $362,000 were capitalized and are being amortized to the first call date of the securities.
In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a statutory business trust. Trust II issued $10.310 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $10.310 million to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and are being amortized to the first call date of the securities.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a statutory business trust. Trust III issued $12.372 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. Horizon issued junior subordinated debentures aggregating $12.372 million to Trust III. The junior subordinated debentures are the sole assets of Trust III. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% and mature on January 30, 2037, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue will be used to redeem the securities issued by Trust I on March 26, 2007.
The Company assumed additional debentures as the result of the acquisition of Alliance in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I (Alliance Trust) to issue the $5.155 million in trust preferred securities. Alliance had issued junior subordinated debentures aggregating $5.155 million to Alliance Trust. The junior subordinated debentures are the sole assets of Alliance Trust. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65%, mature in June 2034, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. At December 31, 2006, $20.605 million of the $40.209 million in securities were not included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 12 — Employee Stock Bonus Plan
Horizon maintains an employee stock bonus plan (Stock Bonus Plan) that covers substantially all employees. The Stock Bonus Plan is noncontributory and Horizon may make matching contributions of amounts contributed by employees to the Employee Thrift Plan and discretionary contributions. Prior to the establishment of the Stock Bonus Plan, Horizon maintained an employee stock ownership plan (ESOP) that was terminated. Effective January 1, 2007, the stock bonus plan was converted back to a new ESOP. The prior ESOP accounts of active employees and the discretionary accounts of active employees will remain in the new ESOP. The Matching contribution accounts under the Stock Bonus Plan will be transferred to the Horizon Bancorp Employees’ Thrift Plan. The retirement plans of Horizon own approximately 14.7% of the outstanding shares.
Total cash contributions and expense recorded for the Stock Bonus Plan was $200,000 in 2006 and 2005 and $250,000 in 2004.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 13 — Employee Thrift Plan
The Employee Thrift Plan (Plan) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s expense related to the thrift plan totaled approximately $332,000 in 2006, $384,000 in 2005 and $300,000 for 2004.
Note 14 — Other Expenses

Years Ended December 31	2006	2005	2004

Supplies and printing	$466	$452	$403
Advertising	613	659	553
Communication	479	480	436
Directors fees	279	272	274
Insurance expense	466	509	376
Postage	340	301	264
Amortization of intangibles	367	230	22
Travel and entertainment	530	527	430
Other	1,146	906	899

Total other expenses	$4,686	$4,336	$3,657

Note 15 — Income Tax

Years Ended December 31	2006	2005	2004

Income tax expense
Currently payable
Federal	$2,381	$2,226	$2,445
State	535	545	507
Deferred	(78)	174	(458)

Total income tax expense	$2,838	$2,945	$2,494

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$3,510	$3,412	$3,206
Tax exempt interest	(1,009)	(841)	(882)
Tax exempt income	(170)	(175)	(185)
Nondeductible and other	154	189	20
Effect of state income taxes	353	360	335

Actual tax expense	$2,838	$2,945	$2,494

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31	2006	2005

Assets
Allowance for loan losses	$3,757	$4,011
Accrued operating expenses	101	233
Director and employee benefits	855	738
Net operating loss carryforward	60	173
Tax credit carry forward	82	253
Unrealized loss on securities available for sale	811	1,536

Total assets	5,666	6,944

Liabilities
Depreciation	(1,062)	(1,351)
Federal Home Loan Bank stock dividends	(326)	(378)
Difference in basis of intangible assets	(959)	(1,166)
Difference in basis of assets	(185)	(133)
Difference in basis of liabilities	(5)	(126)
Other	(110)	(124)

Total liabilities	(2,647)	(3,278)

Net deferred tax asset	$3,019	$3,666

Note 16 — Other Comprehensive Income (Loss)

Years Ended December 31	2006	2005	2004

Unrealized losses on securities:
Unrealized holding gains (losses) arising during the year	$1,307	$(5,765)	$(1,816)
Less: reclassification adjustment for gains (losses) realized in net income	(764)	4	—

Net unrealized gains (losses)	2,071	(5,769)	(1,816)
Tax (expense) benefit	(725)	2,022	635

Other comprehensive income (loss)	$1,346	$(3,747)	$(1,181)

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
The Bank was required to have approximately $1,478,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2006. These balances are included in cash and cash equivalents and do not earn interest.
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
At December 31, 2006 and 2005, commitments to make loans amounted to approximately $154,686,000 and $149,429,000 and commitments under outstanding standby letters of credit amounted to approximately $3,000,000 and $1,995,000. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.
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
There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the well capitalized minimums shown below. At December 31, 2006 and 2005, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements including the requirements imposed with the approval of the Alliance acquisition noted above.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at December 31, 2006 and 2005.
Horizon’s and the Bank’s actual and required capital amounts and ratios are as follows:

					Minimum Required
					To Be Well
			Minimum Required		Capitalized [1] Under
			for Capital [1]		Prompt Corrective
			Adequacy		Action
	Actual		Purposes		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total capital [1] (to risk-weighted assets) Consolidated	$102,897	12.92%	$63,738	8.00%	N/A	N/A
Bank	89,327	11.26	63,444	8.00	$79,305	10.00%
Tier I capital [1] (to risk-weighted assets)
Consolidated	73,554	9.23	31,869	4.00	N/A	N/A
Bank	80,589	10.16	31,722	4.00	47,583	6.00
Tier I capital [1] (to average assets)
Consolidated	73,554	6.25	47,040	4.00	N/A	N/A
Bank	80,589	6.89	46,760	4.00	58,449	5.00

As of December 31, 2005
Total capital [1] (to risk-weighted assets)
Consolidated	$83,052	11.54%	$57,575	8.00%	N/A	N/A
Bank	84,974	11.82	57,512	8.00	$71,890	10.00%
Tier I capital [1] (to risk-weighted assets)
Consolidated	63,623	8.84	28,789	4.00	N/A	N/A
Bank	76,606	10.66	28,745	4.00	43,118	6.00
Tier I capital [1] (to average assets)
Consolidated	63,623	5.83	43,652	4.00	N/A	N/A
Bank	76,607	7.02	43,650	4.00	54,563	5.00

1 As defined by regulatory agencies

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 19 — Share Based Compensation
Horizon maintained the 1987 Nonqualified Stock Option and Stock Appreciation Right Plan (1987 Plan). As of December 31, 2006, no options or stock appreciation rights for the 1987 Plan were outstanding or available for grant. No compensation expense relating to the 1987 Plan was recorded in 2006 or 2005.
Under Horizon’s 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), which is accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (FAS 123R), Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been cancelled upon exercise of the SARs. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2006, 2005 or 2004.
A summary of option activity under the 1997 Plan as of December 31, 2006 and changes during the year then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning of year	127,799	$8.73
Granted	—	—
Exercised	(90,279)	8.85
Forfeited or expired	—	—

Outstanding, end of year	37,520	$8.43	$4.46	$713

Exercisable, end of year	35,720	$7.95	$4.38	$696

There were no options granted during the years 2006, 2005 and 2004. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $1,860,528, $3,321,166 and $835,291, respectively.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (2003 Plan) which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon may issue up to 150,000 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limits the number of shares available to 150,000 for incentive stock options and to 75,000 for the grant of nonqualified option awards. The shares available for issuance under the 2003 Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2003 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest at the end of five years of continuous employment. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares are being amortized against earnings using the straight-line method over five years. The options shares granted under the 2003 plan vest at a rate of 20% per year. The restricted shares granted under the 2003 Plan vest after five years.
The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2006	2005	2004

Dividend yields	2.14%	1.87%	2.04%
Volatility factors of expected market price of common stock	18.10%	19.97%	23.37%
Risk-free interest rates	5.20%	4.37%	4.44%
Expected life of options	9 years	9 years	9 years
A summary of option activity under the 2003 Plan as of December 31, 2006, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning of year	24,000	$24.43
Granted	10,000	26.04
Exercised	(400)	23.56
Forfeited or expired	(600)	23.56

Outstanding, end of year	33,000	$24.96	$8.34	$83

Exercisable, end of year	8,200	$24.07	$7.73	$28

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The weighted average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $7.12, $7.66 and $6.97, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $956. No options granted under the 2003 Plan were exercised in 2005 or 2004.
A summary of the status of Horizon’s nonvested, restricted shares as of December 31, 2006 and 2005, is presented below:

	2006		2005
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value

Nonvested, end of year	45,000	$23.56	45,000	$23.56
There were no shares granted, vested or forfeited during 2006. These restricted shares all vest on August 2, 2009.
Total compensation cost recognized in the income statement for option-based payment arrangements during 2006 was $40,000 and the related tax benefit recognized was $16,000. No cost was recognized for the years 2005 and 2004.
Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2006, 2005 and 2004 was $212,000, $212,000 and $88,000, respectively. The recognized tax benefit related thereto was $84,000, $84,000 and $35,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $735,000, $946,000 and $445,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $723,000, $1,139,000 and $308,000, respectively, for the years ended December 31, 2006, 2005 and 2004.
As of December 31, 2006, there was $706,000 of total unrecognized compensation cost related to all nonvested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Note 20 — FDIC One-Time Assessment Credit
Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and has received notice from the FDIC that its share of the credit is $458,184. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 21 — Fair Values of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2006 and 2005. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.
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
Long-Term Borrowings — Rates currently available to Horizon for debt with similar terms and remaining maturities are used to estimate fair values of existing long-term borrowings.

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
The estimated fair values of Horizon’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
December 31	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$52,312	$52,312	$39,250	$39,250
Interest-bearing deposits	898	898	15,735	15,735
Investment securities available for sale	243,078	243,078	275,177	275,177
Loans including loans held for sale, net	848,199	855,468	726,806	720,747
Interest receivable	6,094	6,094	5,813	5,813
Stock in FHLB and FRB	12,136	12,136	12,983	12,983

Liabilities
Noninterest-bearing deposits	81,949	81,949	148,127	148,127
Interest-bearing deposits	832,024	821,701	707,439	678,304
Short-term borrowings	83,842	83,842	50,024	50,024
Long-term debt	115,951	131,258	133,609	132,204
Subordinated debentures	40,209	44,032	27,837	27,906
Interest payable	1,771	1,771	1,663	1,663

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 22 — Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:
Condensed Balance Sheets

December 31	2006	2005

Assets
Total cash and cash equivalents	$481	$611
Investment securities, available for sale	12,024	—
Investment in Bank	87,307	82,452
Other assets	8,295	6,176

Total assets	$108,107	$89,239

Liabilities
Short-term borrowings	$5,200	$7,200
Subordinated debentures	40,209	27,837
Other liabilities	821	672
Stockholders’ Equity	61,877	53,530

Total liabilities and stockholders’ equity	$108,107	$89,239

Condensed Statements of Income

Years Ended December 31	2006	2005	2004

Operating Income (Expense)
Dividend income from Bank	$5,900	$9,900	$4,800
Investment income	91	48	19
Other Income	4	—	—
Interest expense	(2,675)	(1,800)	(825)
Employee benefit expense	(433)	(412)	(338)
Other expense	(155)	(153)	(94)

Income Before Undistributed Income of Subsidiaries	2,732	7,583	3,562

Undistributed Income (Loss) of Subsidiaries	3,497	(1,435)	2,873

Income Before Tax	6,229	6,148	6,435

Income Tax Benefit	1,255	943	500

Net Income	$7,484	$7,091	$6,935

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Condensed Statements of Cash Flows

Years Ended December 31	2006	2005	2004

Operating Activities
Net income	$7,484	$7,091	$6,935
Items not requiring (providing) cash Distributions in excess (equity in undistributed) net income of Bank	(3,497)	1,435	(2,860)
Equity in undistributed net income of Insurance Company	—	—	(13)
Change in
Income taxes receivable	(1,745)	—	703
Dividends receivable from Bank	(100)	(1,600)	—
Other assets	298	(1,348)	(1,166)
Other liabilities	149	(785)	127

Net cash provided by operating activities	2,589	4,793	3,726

Investing Activities
Purchases of securities available for sale	(12,024)	—	—
Investment in Insurance Company	—	—	563
Investment in Bank	—	(8,764)	(7,500)
Investment in Statutory Trusts	(372)	—	(310)
Acquisition, net of cash acquired	—	(2,901)	—

Net cash used in investing activities	(12,396)	(11,665)	(7,247)

Financing Activities
Dividends paid	(1,811)	(1,660)	(1,481)
Change in short-term borrowings	(2,000)	7,200	(5,000)
Issuance of stock	1,244	1,853	696
Proceeds from issuance of trust preferred securities	12,372	—	10,310
Purchase of treasury stock	(128)	(651)	(848)

Net cash provided by financing activities	9,677	6,742	3,677

Net Change in Cash and Cash Equivalents	(130)	(130)	156

Cash and Cash Equivalents at Beginning of Year	611	741	585

Cash and Cash Equivalents at End of Year	$481	$611	$741

Horizon Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 23 — Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2006	March 31	June 30	September 30	December 31

Interest income	$15,663	$16,650	$17,758	$18,609
Interest expense	7,853	8,814	9,946	10,522

Net interest income	7,810	7,836	7,812	8,087
Loss on sale of securities available for sale	158	91	515	—
Provision for loan losses	380	225	120	180
Net income	1,449	1,834	1,968	2,233

Earnings per share
Basic	$.46	$.58	$.62	$.70

Diluted	$.45	$.57	$.61	$.69

Average shares outstanding
Basic	3,142,219	3,183,870	3,189,004	3,193,306

Diluted	3,203,206	3,209,294	3,211,777	3,238,648

Three Months Ended 2005	March 31	June 30	September 30	December 31

Interest income	$11,795	$13,235	$15,741	$16,022
Interest expense	5,022	5,956	7,193	7,749

Net interest income	6,773	7,279	8,548	8,273
Provision for loan losses	330	381	360	450
Net income	1,303	1,680	2,028	2,080

Earnings per share
Basic	$.43	$.55	$.66	$.67

Diluted	$.42	$.53	$.64	$.65

Average shares outstanding
Basic	3,016,609	3,066,512	3,074,705	3,111,583

Diluted	3,140,322	3,157,731	3,165,847	3,186,780

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp
Michigan City, Indiana
We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

BKD, llp
Fort Wayne, Indiana
March 13, 2007

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
The consolidated financial statements in the Annual Report have been audited by BKD, llp, independent registered public accounting firm, for 2006, 2005 and 2004. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp
Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)

	2006	2005	2004	2003	2002

Earnings
Net interest income	$31,545	$30,873	$25,422	$24,151	$23,153
Provision for loan losses	905	1,521	990	1,350	1,625
Total noninterest income	10,137	9,813	10,669	11,140	10,249
Total noninterest expense	30,455	29,129	25,672	24,771	23,403
Provision for income taxes	2,838	2,945	2,494	2,636	2,778

Net income from continuing operations	7,484	7,091	6,935	6,534	5,596
Cumulative effective of change in accounting for goodwill, net of tax	—	—	—	—	(97)

Net income	$7,484	$7,091	$6,935	$6,534	$5,499

Cash dividend declared	$1,811	$1,660	$1,481	$1,311	$1,211

Per Share Data
Net income basic	$2.36	$2.31	$2.32	$2.19	$1.85
Net income diluted	2.33	2.24	2.22	2.10	1.83
Cash dividends declared	.56	.53	.49	.44	.41
Book value at period end	19.11	17.01	16.56	15.48	13.93
Weighted average shares outstanding
Basic	3,177,272	3,067,632	2,993,696	2,978,161	2,975,394
Diluted	3,217,050	3,162,950	3,123,325	3,108,178	3,003,381

Period End Totals
Loans, net of deferred loan fees and unearned income	$843,834	$732,734	$564,042	$447,718	$535,793
Allowance for loan losses	8,738	8,368	7,193	6,909	6,255
Total assets	1,222,430	1,127,875	913,831	757,443	720,502
Total deposits	913,973	855,566	612,217	546,168	489,259
Total borrowings	240,002	211,470	244,668	158,585	183,893

Horizon Bancorp
Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)
(Continued)

	2006	2005	2004	2003	2002

Ratios
Loan to deposit	93.76%	85.64%	92.76%	81.97%	109.51%
Loan to total funding	76.73	68.67	65.67	63.53	79.59
Return on average assets	.67	.71	.85	.88	.86
Average stockholders’ equity to average total assets	5.14	5.19	5.90	6.01	6.06
Return on average stockholders’ equity	13.03	13.67	14.38	14.65	14.21
Dividend payout ratio (dividends divided by net income)	24.20	21.21	21.36	20.06	22.02
Price to book value ratio	143.53	166.42	162.74	184.40	126.85
Price to earnings ratio	11.77	12.24	12.14	13.12	9.64
All share and per share amounts have been adjusted for the 3-for-1 stock split declared October 16, 2001, and the 3-for-2 stock split declared on October 21, 2003.

Horizon Bancorp
Horizon’s Common Stock and Related Stockholders’ Matters
Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2006 and 2005.

	2006
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$32.23	$26.30	$.14

Second Quarter	31.00	25.16	.14

Third Quarter	26.93	25.50	.14

Fourth Quarter	27.89	25.92	.14

	2005
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$31.51	$27.00	$.13

Second Quarter	30.00	24.20	.13

Third Quarter	28.26	26.55	.13

Fourth Quarter	27.93	24.95	.14
There can be no assurance as to the amount of future dividends on Horizon common stock since future dividends are subject to the discretion of the Board of Directors, cash needs, general business conditions and dividends from the bank subsidiary.
The approximate number of holders of outstanding common stock, based upon the number of record holders as of December 31, 2006, is 572.

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
Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2006, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to Horizon’s directors required by this item is found in the Proxy Statement under “Proposal I — Election of Directors” and is incorporated into this report by reference. The information relating to the Audit Committee of the Board of Directors required by this item is found in the Proxy Statement under “Corporate Governance — The Audit Committee” and is incorporated into this report by reference.
The information relating to Horizon’s executive officers required by this item is included in Part I of this Form 10-K under “Special Item: Executive Officers” and is incorporated into this item by reference.
The information relating to certain filing obligations of directors and executive officers required by this item is found in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this report by reference.
Horizon has a code of ethics that applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at www.accesshorizon.com.
ITEM 11. EXECUTIVE COMPENSATION
The information on executive and director compensation and compensation committee matters required by this item can be found in the Proxy Statement under “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation of Directors” and is incorporated into this report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
     The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2006.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by security holders (1)	68,520	$15.87	144,602
Equity compensation plans not approved by security holders	0	0	0

Total	68,520	$15.87	144,602

(1)	Represents options granted or available under the 1997 Key Employees’ Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp and the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.
The remaining information required by this item can be found in the Proxy Statement under “Common Stock Ownership by Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” and is incorporated by reference into this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE
The information required by this item is found in the Proxy Statement under “Corporate Governance” and “Certain Business Relationships and Transactions” and is incorporated by reference into this report.
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

Horizon Bancorp

Registrant

Date:	March 13, 2007	By:	/s/ Craig M. Dwight

Craig M. Dwight
President and Chief Executive Officer (Principal
Executive Officer)

Date:	March 13, 2007	By :	/s/ James H. Foglesong

James H. Foglesong
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 13, 2007	/s/ Robert C. Dabagia

Robert C. Dabagia, Chairman of the Board and
Director

March 13, 2007	/s/ Craig M. Dwight

Craig M. Dwight, President and Chief
Executive Officer and Director

March 13, 2007	/s/ Susan D. Aaron

Susan D. Aaron, Director

March 13, 2007	/s/ James B. Dworkin

James B. Dworkin, Director

March 13, 2007	/s/ Charley E. Gillispie

Charley E. Gillispie, Director

March 13, 2007	/s/ Daniel F. Hopp

Daniel F. Hopp, Director

Date	Signature and Title

Robert E. McBride, Director

March 13, 2007	/s/ Peter L. Pairitz

Peter L. Pairitz, Director

March 13, 2007	/s/ Larry N. Middleton

Larry N. Middleton, Director

March 13, 2007	/s/ Bruce E. Rampage

Bruce E. Rampage, Director

March 13, 2007	/s/ Robert E. Swinehart

Robert E. Swinehart, Director

March 13, 2007	/s/ Spero W. Valavanis

Spero W. Valavanis, Director

EXHIBIT INDEX
The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number	Description	Incorporated by Reference/Attached

1.1	Placement Agreement, dated December 15,	Incorporated by Reference to Exhibit 1.1 to
	2006, among Horizon Bancorp, Horizon	Registrant’s Form 8-K filed December 21,
	Capital Trust III and J.P. Morgan Securities	2006
Inc.

2.1	Agreement of Merger and Plan of	Incorporated by Reference to Exhibit 2.1 to
	Reorganization for Horizon Bancorp and	Registrant’s Form 8-K filed March 1, 2005
Alliance Financial Corporation

2.2	Amendment to Agreement of Merger and Plan	Incorporated by Reference to Exhibit 2.1 to
	of Reorganization for Horizon Bancorp and	Registrant’s Form 8-K filed March 24, 2005
Alliance Financial Corporation

3.1	Articles of Incorporation of Horizon Bancorp,	Incorporated by Reference to Exhibit 3.1 to
	as amended	Registrant’s Form 10-Q for the Quarter
Ended September 30, 2003

3.2	Amended and Restated Bylaws of Horizon	Incorporated by Reference to Exhibit 3.2 to
	Bancorp (as adopted January 21, 2003)	Registrant’s Form 10-K for the Year Ended
December 31, 2002

4.1	Indenture, dated as of October 21, 2004,	Incorporated by Reference to Exhibit 4.1 to
	between Horizon Bancorp and Wilmington	Registrant’s Form 8-K filed October 27,
	Trust Company related to the issuance of	2004
Trust Preferred Securities

4.2	Amended and Restated Declaration of Trust	Incorporated by Reference to Exhibit 4.2 to
	of Horizon Bancorp Capital Trust II, dated as	Registrant’s Form 8-K filed October 27,
	of October 21, 2004, related to the issuance	2004
of Trust Preferred Securities

4.3	Junior Subordinated Indenture, dated as of	Incorporated by Reference to Exhibit 4.1 to
	December 15, 2006, between Horizon	Registrant’s Form 8-K filed December 21,
	Bancorp and Wilmington Trust Company.	2006

4.4	Amended and Restated Trust Agreement of	Incorporated by Reference to Exhibit 4.2 to
	Horizon Bancorp Capital Trust III, dated as	Registrant’s Form 8-K filed December 21,
	of December 15, 2006	2006

10.1*	1987 Stock Option and Stock Appreciation	Incorporated by Reference to Exhibit 10.1
	Rights Plan of Horizon Bancorp, as	to Registrant’s Form 10-K for the Year
	amended	Ended December 31, 2001.

10.2*	Nonqualified Stock Option and Stock	Incorporated by Reference to Exhibit 10.2
	Appreciation Rights Agreement between	to Registrant’s Form 10-K for the Year
	Horizon Bancorp and Craig M. Dwight	Ended December 31, 2001

10.3*	Supplemental Employee Retirement Plan, as	Incorporated by Reference to Exhibit 10.3
	amended	to Registrant’s Form 10-K for the Year
Ended December 31, 2001

Exhibit
Number	Description	Incorporated by Reference/Attached

10.4*	1997 Key Employees Stock Option and	Incorporated by Reference to Exhibit 10.4
	Stock Appreciation Rights Plan	to Registrant’s Form 10-K for the Year
Ended December 31, 2001

10.5*	Form of Amendment No. 1 to Horizon Bancorp	Incorporated by Reference to Exhibit 10.1
	Stock Option and Stock Appreciation Rights	to Registrant’s Form 10-Q for the Quarter
	Agreement and Schedule Identifying	Ended September 30, 2002
Material Details of Individual Amendments

10.6*	Horizon Bancorp 2003 Omnibus Equity	Incorporated by Reference to Appendix B to
	Incentive Plan	the Registrant’s Proxy Statement for the
Annual Meeting of Shareholders Held on
May 8, 2003

10.7*	Agreement dated October 18, 1999, between	Incorporated by Reference to Exhibit 10.11
	Horizon Bank, N.A., and James D. Neff	to Registrant’s Form 10-K for the year
ended December 31, 2003

10.8*	Directors Deferred Compensation Plan	Incorporated by Reference to Exhibit 10.8
to Registrant’s Form 10-K for the year
ended December 31, 2004

10.9*	Form of Change of Control Agreement for	Incorporated by Reference to Exhibit 10.9
	certain executive officers	to Registrant’s Form 10-K for the year
ended December 31, 2004

10.10*	Form of Restricted Stock Award Agreement	Incorporated by Reference to Exhibit 10.10
	under 2003 Omnibus Plan	to Registrant’s Form 10-K for the year
ended December 31, 2004

10.11*	Form of Option Grant Agreement under 2003	Incorporated by Reference to Exhibit 10.11
	Omnibus Plan	to Registrant’s Form 10-K for the year
ended December 31, 2004

10.12*	Description of Executive Officer Bonus Plan	Incorporated by Reference to Exhibit 10.12
to Registrant’s Form 10-K for the year
ended December 31, 2004

10.13	Guarantee Agreement of Horizon Bancorp,	Incorporated by Reference to Exhibit 10.1
	dated as of October 21, 2004, related to	to Registrant’s Form 8-K filed October 27,
	the issuance of Trust Preferred Securities	2004

10.14*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Attached

10.15*	Employment Agreement, dated July 19, 2006,	Incorporated by Reference to Exhibit 10.1
	among Horizon Trust & Management, N.A.,	to Registrant’s Form 8-K filed July 21, 2006
Horizon Bank, Horizon Bancorp and Lawrence
J. Mazur

10.16*	Amendment to Horizon Bancorp Restricted	Incorporated by Reference to Exhibit 10.2
	Stock Award Agreement, dated July 19, 2006	to Registrant’s Form 8-K filed July 21, 2006

10.17*	Employment Agreement, dated December 1,	Incorporated by Reference to Exhibit 10.1
	2006, among Horizon Bancorp, Horizon	to Registrant’s Form 8-K filed December 6,

Exhibit
Number	Description	Incorporated by Reference/Attached

	Bank, N.A. and Craig M. Dwight	2006

10.18*	Letter Agreement, dated December 1, 2006,	Incorporated by Reference to Exhibit 10.2
	between Horizon Bank, N.A. and Craig M.	to Registrant’s Form 8-K filed December 6,
	Dwight	2006

10.19*	Guarantee Agreement of Horizon Bancorp,	Incorporated by Reference to Exhibit 10.1
	dated as of December 15, 2006	to Registrant’s Form 8-K filed
December 21, 2006

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, llp	Attached

31.1	Certification of Craig M. Dwight pursuant	Attached
to Section 302 of the Sarbanes-Oxley Act
of 2002

31.2	Certification of James H. Foglesong	Attached
pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

32.1	Certification of Craig M. Dwight Pursuant	Attached
to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of James H. Foglesong	Attached
Pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.