Form 10-Q
period 2007-03-31
HORIZON BANCORP /IN/
filed 2007-05-15
CIK 706129

HORIZON BANCORP
SECURITIES AND EXCHANGE COMMISSION
450 5th Street N.W.
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission file number 0-10792
HORIZON BANCORP
(Exact name of registrant as specified in its charter)

Indiana	35-1562417

(State or other jurisdiction of incorporation or organization)	(I.R. S. Employer Identification No.)

515 Franklin Square, Michigan City, Indiana	46360

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (219) 879-0211
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
3,201,982 as of May 14, 2007

PART 1 — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31,
	2007	December 31,
	(Unaudited)	2006

Assets
Cash and due from banks	$20,857	$52,311
Interest-bearing demand deposits	1	1
Federal funds sold	0	6,500

Cash and cash equivalents	20,858	58,812
Interest-bearing deposits	1,277	898
Investment securities, available for sale	234,823	243,078
Loans held for sale	16,171	13,103
Loans, net of allowance for loan losses of $8,620 and $8,738	799,688	835,096
Premises and equipment	23,513	23,394
Federal Reserve and Federal Home Loan Bank stock	12,136	12,136
Goodwill	5,787	5,787
Other intangible assets	2,323	2,412
Interest receivable	5,759	6,094
Other assets	29,551	21,620

Total assets	$1,151,886	$1,222,430

Liabilities
Deposits
Non-interest bearing	$87,341	$81,949
Interest bearing	742,403	832,024

Total deposits	829,744	913,973
Short-term borrowings	62,279	83,842
Long-term borrowings	160,940	115,951
Subordinated debentures	27,837	40,209
Interest payable	1,719	1,771
Other liabilities	4,874	4,807

Total liabilities	1,087,393	1,160,553

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, no par value Authorized, 1,000,000 shares No shares issued
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 5,001,506 and 4,998,106 shares	1,112	1,111
Additional paid-in capital	25,347	25,229
Retained earnings	56,149	54,196
Accumulated other comprehensive loss	(963)	(1,507)
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)

Total stockholders’ equity	64,493	61,877

Total liabilities and stockholders’ equity	$1,151,886	$1,222,430

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2007	2006
	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$14,984	$12,773
Investment securities:
Taxable	2,103	2,167
Tax exempt	861	723

Total interest income	17,948	15,663

Interest Expense
Deposits	7,294	5,293
Federal funds purchased and short-term borrowings	837	398
Long-term borrowings	1,415	1,650
Subordinated debentures	766	512

Total interest expense	10,312	7,853

Net Interest Income	7,636	7,810
Provision for loan losses	225	380

Net Interest Income after Provision for Loan Losses	7,411	7,430

Other Income
Service charges on deposit accounts	778	686
Wire transfer fees	94	86
Fiduciary activities	804	663
Gain on sale of loans	550	303
Increase in cash surrender value of Bank owned life insurance	232	108
Loss on sale of securities	0	(158)
Other income	407	343

Total other income	2,865	2,031

Other Expenses
Salaries and employee benefits	4,369	4,234
Net occupancy expenses	617	618
Data processing and equipment expenses	637	640
Professional fees	369	241
Outside services and consultants	259	283
Loan expense	272	225
Other expenses	1,333	1,273

Total other expenses	7,856	7,514

Income Before Income Tax	2,420	1,947
Income tax expense	576	498

Net income	$1,844	$1,449

Basic Earnings Per Share	$.58	$.46

Diluted Earnings Per Share	$.57	$.45
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

					Accumulated
		Additional			Other
	Common	Paid-in	Comprehensive	Retained	Comprehensive	Treasury
	Stock	Capital	Income	Earnings	Loss	Stock	Total
Balances, December 31, 2006	$1,111	$25,229		$54,196	$(1,507)	$(17,152)	$61,877
Net income			$1,844	1,844			1,844
Other comprehensive loss, net of tax, unrealized losses on securities			544		544		544

Comprehensive income			$2,388

Amortization of unearned compensation		53					53
Exercise of stock options	1	28					29
Tax benefit related to stock options		22					22
Stock option expense		15					15
Cumulative effect of adoption of Financial Interpretation 48				563			563
Cash dividends ($.14 per share)				(454)			(454)

Balances, March 31, 2007	$1,112	$25,347		$56,149	$(963)	$(17,152)	$64,493

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$1,844	$1,449
Items not requiring (providing) cash
Provision for loan losses	225	380
Depreciation and amortization	599	647
Share based compensation	15	11
Mortgage servicing rights impairment (recovery)	—	16
Deferred income tax	(373)	441
Investment securities amortization, net	(93)	64
Loss on sale of securities available for sale	—	158
Gain on sale of loans	(550)	(303)
Proceeds from sales of loans	42,157	22,071
Loans originated for sale	(44,675)	(21,698)
(Gain) loss on sale of fixed assets	11	(1)
Increase in cash surrender value of life insurance	(232)	(108)
Tax benefit of options exercised	(22)	(434)
Net change in
Interest receivable	335	495
Interest payable	(52)	(348)
Other assets	895	(320)
Other liabilities	83	(695)

Net cash provided by operating activities	167	1,825

Investing Activities
Net change in interest-bearing deposits	(379)	14,747
Purchases of securities available for sale	(6,894)	(26,026)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	16,112	50,215
Net change in loans	34,998	(3,653)
Proceeds from sale of fixed assets	—	1
Recoveries on loans previously charged-off	169	118
Purchases of premises and equipment	(586)	(858)
Purchase of bank owned life insurance	(8,000)	—

Net cash provided by investing activities	35,420	34,544

Financing Activities
Net change in
Deposits	(84,229)	(77,656)
Short-term borrowings	(21,563)	26,730
Increase (decrease) of long-term borrowings	44,989	(4,511)
Redemption of trust preferred securities	(12,372)	—
Proceeds from issuance of stock	66	1,072
Purchase of treasury stock	—	(128)
Tax benefit of options exercised	22	434
Cumulative effect of change in accounting principle	563
Dividends paid	(454)	(448)

Net cash used in financing activities	(73,541)	(54,507)

Net Change in Cash and Cash Equivalent	(37,954)	(18,138)

Cash and Cash Equivalents, Beginning of Period	58,812	39,250

Cash and Cash Equivalents, End of Period	$20,858	$21,112

Additional Cash Flows Information
Interest paid	$10,364	$8,201
Income taxes paid	550	—
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (“Bank”). All intercompany balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2007 and March 31, 2006 are not necessarily indicative of the operating results for the full year of 2007 or 2006. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Form 10-K annual report for 2006 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2006 has been derived from the audited balance sheet of Horizon as of that date.
Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,194,309 and 3,142,219 for the three-month period ended March 31, 2007 and 2006. The number of shares used in the computation of diluted earnings per share is 3,239,479 and 3,203,206 for the three month period ended March 31, 2007 and 2006. At March 31, 2007 there were 5,000 shares that were not included in the computation of diluted earnings per share because they were anti-dilutive. There were no anti-dilutive shares at March 31, 2006.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2006 Annual Report to shareholders.
Effective January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has elected the modified prospective application and, as a result, has recorded approximately $15 thousand and $9 thousand in compensation expense relating to vesting of stock options less estimated forfeitures for the three month periods ended March 31, 2007 and March 31, 2006 respectively. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 — Investment Securities

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$46,461	$260	$131	$46,590
State and municipal	81,355	849	334	81,870
Federal agency collateralized mortgage obligations	10,899	26	160	10,765
Federal agency mortgage backed pools	96,957	63	2,072	94,948
Corporate Notes	632	18	—	650

Total investment securities	$236,304	$1,216	$2,697	$234,823

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U. S. Treasury and federal agencies	$58,595	$58	$208	$58,445
State and Municipal	81,363	806	369	81,800
Federal agency collateralized mortgage obligations	11,215	19	224	11,010
Federal agency mortgage backed pools	93,591	54	2,471	91,174
Corporate notes	632	17	—	649

Total investment securities	$245,396	$954	$3,272	$243,078

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale at March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$8,085	$8,013
One to five years	10,694	10,706
Five to ten years	29,404	29,521
After ten years	80,264	80,870

	128,447	129,110
Federal agency collateralized mortgage obligations	10,899	10,765
Federal agency mortgage backed pools	96,957	94,948

	$236,304	$234,823

There were no sales of securities available for sale during the three months ended March 31, 2007. Proceeds from sales of securities available for sale during the three months ended March 31, 2006, were $45,028,000. Gross gains of $690,000 and gross losses of $848,000 were recognized on these sales.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2007 and December 31, 2006, was $136,337,000 and $150,402,000, respectively, which is approximately 58% and 62% of Horizon’s available-for-sale investment portfolio. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006.

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2007
U. S. Treasury and federal agencies	—	—	$13,446	$(131)	$13,446	$(131)
State and municipal	$18,593	$(96)	11,748	(239)	30,341	(335)
Federal agency collateralized mortgage obligations	—	—	8,950	(160)	8,950	(160)
Federal agency mortgage backed pools	3,472	(79)	80,128	(1,992)	83,600	(2,071)

Total temporarily impaired securities	$22,065	$(175)	$114,272	$(2,522)	$136,337	$(2,697)

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2006
U. S. Treasury and Federal agencies	$10,804	$30	$10,899	$178	$21,703	$208
State and municipal	22,354	121	10,615	248	32,969	369
Federal agency collateralized mortgage obligations	—	—	9,203	224	9,203	224
Federal agency mortgage-backed pools	1,742	10	84,785	2,461	86,527	2,471

Total temporarily impaired securities	$34,900	$161	$115,502	$3,111	$150,402	$3,272

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 — Loans

	March 31, 2007	December 31, 2006

Commercial loans	$276,732	$271,457
Mortgage warehouse loans	79,504	112,267
Real estate loans	219,305	222,235
Installment loans	232,767	237,875

	808,308	843,834
Allowance for loan losses	(8,620)	(8,738)

Total loans	$799,688	$835,096

Note 4 — Allowance for Loan Losses

	March 31,	March 31,
	2007	2006

Allowance for loan losses
Balances, beginning of period	$8,738	$8,368
Provision for losses	225	380
Recoveries on loans	169	118
Loans charged off	(512)	(195)

Balances, end of period	$8,620	$8,671

Note 5 — Nonperforming Assets

	March 31,	December 31,
	2007	2006

Nonperforming loans	$3,106	$2,625
Other real estate owned	90	75

Total nonperforming assets	$3,196	$2,700

Note 6 — Change in Accounting Principle
Horizon files income tax returns in the U.S. Federal, Indiana, and Michigan jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2004.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, no material liabilities for uncertain tax positions have been recorded, however, the Company reduced its liabilities for certain tax positions by $563,000. This reduction was recorded as a cumulative effect adjustment to equity. The following financial statement line items for 2007 were affected by the change in accounting principle.
2007

		As
		Reported
	As Computed	Under	Effect of
	Pre-FIN 48	FIN 48	Change

Balance Sheet
Other assets	$28,988	$29,551	$(563)
Retained earnings	$55,586	$56,149	$(563)
Note 7 – Future Accounting Pronouncements
On September 6, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements. The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non-financial assets and liabilities. The Statement clarifies the definition of fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value. It also provides further guidance on the valuation techniques to be used in estimating fair value. Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement. The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets. The Statement is effective for all financial statements issued for fiscal years beginning after November 15th, 2007 as well as for interim periods within such fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15th, 2007. The Company is currently evaluating the impact of this Statement on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2007
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
Overview
Net income increased from the first quarter of 2006, but declined from the fourth quarter of 2006. With continued decline in net interest margin, the emphasis was placed on non-interest income. All areas of non-interest income increased over the same quarter of the prior year. Non-interest income increased 41% from the first quarter of 2006 and was level with the fourth quarter of 2006. Non-interest expense was held to normal inflationary increases; 4.5% from the first quarter of 2006 and 2.5% from the prior quarter. Net interest margin continued to decline as the cost of funds continues to outpace the yield on earning assets. An increase of average earning assets of $88 million or 8.8% from the same quarter of the prior year helped offset the margin decline.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2007
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 on Form 10-K contain a summary of the Company’s significant accounting policies and are presented on pages 44-50 of Form 10-K for 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy.
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
Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the unallocated allowance may include factors such as local, regional, and national economic conditions and forecasts, adequacy of loan policies and internal controls, the experience of the lending staff, concentrations of credit, and changes in the composition of the portfolio.
Horizon considers the allowance for loan losses of $8.62 million adequate to cover losses inherent in the loan portfolio as of March 31, 2007. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.
Horizon periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from Horizon’s judgements, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2007
Financial Condition
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2007, cash and cash equivalents decreased by approximately $38.0 million. At March 31, 2007, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $163 million in unused credit lines with various money center banks including the FHLB.
There have been no other material changes in the liquidity of Horizon from December 31, 2006 to March 31, 2007.
Capital Resources
As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the “well capitalized” minimums. The capital resources of Horizon and the Bank exceed the OCC required levels at March 31, 2007. Stockholders’ equity totaled $64.493 million as of March 31, 2007 compared to $61.877 million as of December 31, 2006. The increase in stockholders’ equity during the three months ended March 31, 2007 is primarily the result of capital raised through the exercise of stock options, net income, net of dividends declared and an increase in the market value of available for sale securities. Also affecting total equity was a reduction of Horizon’s accrued tax liability for an uncertain tax position related to Horizon’s investment subsidiary incorporated in Nevada. Horizon reduced its liability by $563 thousand under Financial Accounting Standards Board Interpretation 48 with a credit taken directly to retained earnings as a cumulative effect adjustment for a change in accounting principle. At March 31, 2007, the ratio of stockholders’ equity to assets was 5.60% compared to 5.06% at December 31, 2006.
During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes. If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios. Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination. Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at March 31, 2007.
There have been no other material changes in Horizon’s capital resources from December 31, 2006 to March 31, 2007.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2007
Material Changes in Financial Condition – March 31, 2007 compared to December 31, 2006
During the first three months of 2007, investment securities decreased approximately $8.3 million and loans outstanding decreased approximately $35.4 million. Short term securities matured and the proceeds were used to fund the redemption of $12 million of trust preferred securities. The decline in loans came almost entirely in the mortgage warehouse area due to a general slow down in residential mortgage activity. There were minor fluctuations in the other lending categories.
Included in the mortgage warehouse totals are approximately $36 million of mortgage loans, which are classified as Alt “A” or subprime. These loans represent approximately 4.4% of Horizon’s total loan portfolio. These loans are purchased from independent mortgage brokers, and held, normally for approximately two weeks, when they are sold to the final end investor. The majority of these loans have a firm end investor take out commitment in place when purchased by Horizon. All of these loans are current and secured by one to four family residential real estate.
Other assets increased due to the purchase of an additional $8 million of Bank Owned Life Insurance.
Deposits declined, as a large deposit made by a local municipality at year-end 2006 was withdrawn in their normal course of business in early January 2007. Total average deposits for the first quarter of 2007 declined $15 million or 1.6% from the fourth quarter of 2006.
Long-term borrowings increased to reduce the company’s exposure to fluctuations in short-term interest rates and to cover the loss of deposits since year-end. In addition, as previously announced in an 8-K filing with the SEC on March 27, 2007, Horizon redeemed $12 million of its trust-preferred securities on March 26, 2007. This redemption was funded with the proceeds from the issuance of $12 million in new floating rate trust preferred securities issued on December 15, 2006. Horizon estimates that the combined effect of the redemption and new issuance of these trust preferred securities will reduce interest expense by approximately $180 thousand in 2007 and by $234 thousand annually through 2011.
There have been no other material changes in the financial condition of Horizon from December 31, 2006 to March 31, 2007.
Results of Operations
Material Changes in Results of Operations – Three months ended March 31, 2007 compared to the three months ended March 31, 2006
During the three months ended March 31, 2007, net income totaled $1.844 million or $.57 per diluted share compared to $1.449 million or $.45 per diluted share for the same period in 2006.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2007
Net interest income for the quarter ended March 31, 2007 was $7.636 million, a decrease of $174 thousand from the first quarter of 2006. The net interest margin declined 34 basis points from the first quarter of 2006 to 2.85%. Being liability sensitive, Horizon’s cost of funds increased faster than the yield on earning assets. Although the Federal Reserve Board has not increased short term interest rates since June of 2006, the overall cost of certificates of deposit (CDs), Horizon’s largest single source of funds, continues to increase as CDs renew at higher rates. The overall cost of consumer CDs has increased 68 basis points while the cost of negotiated CDs (normally those with balances in excess of $100 thousand and short maturities) have increased 88 basis points from the first quarter of 2006. Growth in earning assets of $88 million or 8.8% offset much of the decrease caused by the interest margin decline. Contributing to net interest income in the first quarter of 2006 was approximately $205 thousand of income from commercial loans that were acquired at a discount in the Alliance acquisition and were paid in full during that quarter. Without this income, the net interest margin for the first quarter of 2006 would have been 3.11% instead of 3.19%. There was no similar income during the first quarter of 2007.
The provision for loan losses decreased to $225 thousand for the first quarter of 2007 from $380 thousand for the first quarter of the prior year. Favorable loan loss experience and overall credit quality support the current quarterly provision. Non-performing loans at March 31, 2007 were 0.38% of total loans compared to 0.23% at March 31, 2006. This increase is due primarily to one residential developer and their related loans, which are all, secured by first mortgages on one to four family residential real estate. While showing an increase, this level is still below industry averages. Management feels the total allowance of $8.620 million or 1.07% of total loans is adequate to absorb losses contained in the loan portfolio.
Non-interest income increased $834 thousand or 41% from the first quarter of 2006. Increases occurred in all categories of non-interest income. The main contributing factors included: (a) NSF fees increased due to changes made to the overdraft protection program and an increase in the per item fee, (b) Fiduciary activity fees increased due to an increase in assets under administration and increased ESOP administration fees, (c) Gain on sale of loans increased as Horizon sold a higher percent of its mortgage loan production. During the first quarter of 2007 Horizon sold approximately $28 million of current mortgage production while in the first quarter of 2006 a total of $17 million was sold. (d) No gains or losses on the sale of securities were recorded during the first quarter of 2007 while a loss of $158 thousand was taken during the first quarter of 2006.
Non-interest expense increased $342 thousand or 4.5% from the first quarter of 2006. The increase in compensation relates to normal salary increases and the addition of a new product line known as wholesale mortgage lending and its related staff additions. The increase in professional fees relates to legal expense involved with the issuance of additional Bank Owned Life Insurance.
There have been no other material changes in the results of operations of Horizon for the three months ending March 31, 2007 compared to 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon’s 2006 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2006 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2007, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2007, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Three Months Ended March 31, 2007
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     No material changes from the factors included in the December 31, 2006 Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
HORIZON BANCORP

May 14, 2007	/s/ Craig M. Dwight

Date:	BY:	Craig M. Dwight
President and Chief Executive Officer

May 14, 2007	/s/ James H. Foglesong

Date:	BY:	James H. Foglesong
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