Form 10-Q
period 2007-06-30
HORIZON BANCORP /IN/
filed 2007-08-14
CIK 706129

SECURITIES AND EXCHANGE COMMISSION
450 5th Street N.W.
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

3,251,582 at August 13 , 2007

HORIZON BANCORP
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Cash and due from banks	$24,893	$52,311
Interest-bearing demand deposits	1	1
Federal funds sold		6,500
Cash and cash equivalents	24,894	58,812
Interest-bearing deposits	4,407	898
Investment securities, available for sale	224,541	243,078
Loans held for sale	16,233	13,103
Loans, net of allowance for loan losses of $8,665 and $8,738	840,736	835,096
Premises and equipment	23,861	23,394
Federal Reserve and Federal Home Loan Bank stock	12,087	12,136
Goodwill	5,787	5,787
Other intangible assets	2,234	2,412
Interest receivable	6,134	6,094
Other assets	31,369	21,620
Total assets	$1,192,283	$1,222,430
Liabilities
Deposits
Noninterest bearing	$82,635	$81,949
Interest bearing	738,309	832,024
Total deposits	820,944	913,973
Short-term borrowings	86,689	83,842
Long-term borrowings	185,864	115,951
Subordinated debentures	27,837	40,209
Interest payable	1,785	1,771
Other liabilities	5,992	4,807
Total liabilities	1,129,111	1,160,553
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 5,010,406 and 4,998,106 shares	1,113	1,111
Additional paid-in capital	25,431	25,229
Retained earnings	57,678	54,196
Accumulated other comprehensive loss	(3,898)	(1,507)
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)
Total stockholders’ equity	63,172	61,877
Total liabilities and stockholders’ equity	$1,192,283	$1,222,430

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Interest Income
Loans receivable	$15,774	$13,829	$30,758	$26,602
Investment securities
Taxable	1,935	2,059	4,038	4,226
Tax exempt	857	762	1,718	1,485
Total interest income	18,566	16,650	36,514	32,313
Interest Expense
Deposits	7,087	5,977	14,381	11,270
Federal funds purchased and short-term borrowings	798	592	1,635	990
Long-term borrowings	2,127	1,697	3,542	3,347
Subordinated debentures	512	548	1,278	1,060
Total interest expense	10,524	8,814	20,836	16,667
Net Interest Income	8,042	7,836	15,678	15,646
Provision for loan losses	365	225	590	605
Net Interest Income after Provision for Loan Losses	7,677	7,611	15,088	15,041
Other Income
Service charges on deposit accounts	841	778	1,619	1,464
Wire transfer fees	91	103	185	189
Fiduciary activities	891	810	1,695	1,473
Gain on sale of loans	600	325	1,150	628
Increase in cash surrender value of bank owned life insurance	231	118	463	226
Loss on sale of securities	-	(91)	-	(249)
Other income	334	336	741	679
Total other income	2,988	2,379	5,853	4,410
Other Expenses
Salaries and employee benefits	4,501	4,062	8,870	8,296
Net occupancy expenses	554	561	1,171	1,179
Data processing and equipment expenses	628	659	1,265	1,299
Professional fees	372	304	741	545
Outside services and consultants	217	255	476	538
Loan expense	275	263	547	488
Other expenses	1,426	1,321	2,759	2,594
Total other expenses	7,973	7,425	15,829	14,939
Income Before Income Tax	2,692	2,565	5,112	4,512
Income tax expense	676	731	1,252	1,229
Net Income	$2,016	$1,834	$3,860	$3,283
Basic Earnings Per Share	$.63	$.58	$1.21	$1.04
Diluted Earnings Per Share	$.62	$.57	$1.19	$1.02

See notes to condensed consolidated financial statements

 Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Common Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, December 31, 2006	$1,111	$25,229		$54,196	$(1,507)	$(17,152)	$61,877
Net income			$3,860	3,860			3,860
Other comprehensive loss, net of tax, unrealized losses on securities			(2,391)		(2,391)		(2,391)
Comprehensive income			$1,469
Amortization of unearned compensation		118					118

Issuance of restricted stock	2	(2)
Reversal of compensation expense for forfeiture of non-vested shares	(2)	(79)					(81)
Exercise of stock options	2	89					91
Tax benefit related to stock options		46					46
Stock option expense		30					30
Adjustment to accrued income taxes upon adoption of financial Interpretation 48				563			563
Cash dividends ($.29 per share)				(941)			(941)
Balances, June 30, 2007	$1,113	$25,431		$57,678	$(3,898)	$(17,152)	$63,172

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2007 (Unaudited)	2006 (Unaudited)
Operating Activities
Net income	$3,860	$3,283
Items not requiring (providing) cash
Provision for loan losses	590	605
Depreciation and amortization	1,126	1,262
Share based compensation	30	15
Mortgage servicing rights (recovery) impairment	1	22
Deferred income tax	(469)	1,036
Investment securities amortization, net	(61)	130
Loss on sale of securities	—	249
Gain on sale of loans	(1,150)	(628)
Proceeds from sales of loans	87,733	46,974
Loans originated for sale	(89,713)	(48,660)
(Gain) loss on sale of other real estate owned	—	4
Loss on sale of fixed assets	11	—
Increase in cash surrender value of life insurance	(463)	(226)
Tax benefit of options exercised	(46)	(438)
Net change in:
Interest receivable	(40)	448
Interest payable	14	(221)
Other assets	441	(1,042)
Other liabilities	1,195	(103)
Net cash provided by operating activities	3,059	2,710
Investing Activities
Net change in interest-bearing deposits	(3,509)	14,037
Purchases of securities available for sale	(9,970)	(52,639)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	24,888	81,564
Net change in loans	(6,589)	(62,680)
(Purchase) Redemption Federal Reserve Bank stock	49	(31)
Proceeds from sale of fixed assets	—	1
Recoveries on loans previously charged-off	349	294
Proceeds from sale of other real estate owned	—	25
Purchases of premises and equipment	(1,387)	(2,096)
Purchase of bank owned life insurance	(8,000)	—
Net cash used in investing activities	(4,169)	(21,525)
Financing Activities
Net change in
Deposits	(93,029)	(15,451)
Short-term borrowings	2,847	22,964
Increase (decrease) of long-term borrowings	69,913	(4,582)
Redemption of trust preferred securities	(12,372)
Proceeds from issuance of stock	165	636
Purchase of treasury stock	—	(128)
Tax benefit of options exercised	46	438
Cumulative effect of change in accounting principle	563
Dividends paid	(941)	(904)
Net cash provided by (used in) financing activities	(32,808)	2,973
Net Change in Cash and Cash Equivalents	(33,918)	(15,842)
Cash and Cash Equivalents, Beginning of Period	58,812	39,250
Cash and Cash Equivalents, End of Period	$24,894	$23,408
Additional Cash Flows Information
Interest paid	$20,822	$16,888
Income tax paid	1,080	250

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 —  Accounting Policies

The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiary, Horizon Bank, N.A. (Bank).  All inter-company balances and transactions have been eliminated.  The results of operations for the periods ended June 30, 2007 and June 30, 2006, are not necessarily indicative of the operating results for the full year of 2007 or 2006.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented.  Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon's Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.  The consolidated balance sheet of Horizon as of December 31, 2006, has been derived from the audited balance sheet of Horizon as of that date.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (“SARS”) at $14.67 per share and cease any future vesting of the SARS.  These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher.  The following table shows the number of shares used in the computation of basic and diluted earnings per share.

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Basic	3,200,259	3,183,870	3,197,300	3,163,159
Diluted	3,243,537	3,209,294	3,241,524	3,205,780

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in, Horizon's Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.

Horizon Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 2 — Change in Accounting Principle

Horizon files income tax returns in the U.S. Federal, Indiana, and Michigan jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, no material liabilities for uncertain tax positions have been recorded, however, the Company reduced its liabilities for certain tax positions by $563,000.  This reduction was recorded as a cumulative effect adjustment to equity. The following financial statement line items for 2007 were affected by the change in accounting principle.

	2007
	As Computed Pre-FIN 48	As Reported Under FIN 48	Effect of Change

Balance Sheet
Other assets	$30,806	$31,369	$(563)
Retained earnings	$57,115	$57,678	$(563)

Note 3 – Future Accounting Pronouncements

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

Horizon Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 which will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option).  The Fair Value Option permits all entities to choose to measure eligible items at fair value at specified election dates.  An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is expected to improve financial reporting by providing entities with the opportunity to mitigate volatility without having to apply complex hedge accounting provisions and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  The Company did not elect to early adopt SFAS No. 159 and has not yet made a determination if it will elect to apply the options available in SFAS No. 159.

In September 2006, FASB ratified the consensus reached by the EITF in Issue No. 06-4 “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires companies with split-dollar life insurance policies that provide a benefit to an employee that extends to post retirement periods to recognize a liability for future benefits based on the substantive agreement with the employee.   Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods.  EITF 06-4 will be effective for fiscal years beginning after December 15, 2007, with early adoption permitted.  We are currently evaluating the impact, if any, that EITF 06-4 will have on our consolidated financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Horizon Bancorp and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Months Periods Ended June 30, 2007

Forward–Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or “Company”) and Horizon Bank, N.A. (“Bank”).  Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  Horizon's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on Horizon's future activities and operating results include, but are not limited to:

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

Overview

Net income for the second quarter and the six months ended June 30, 2007 increased from the same periods of 2006. The major factor causing the improved performance from the prior year was an increase in non-interest income. Approximately 90% of new conforming residential mortgage loans are being sold compared to approximately 50% in 2006. This caused the gain on sale of loans to almost double. Despite an increase in average earning assets, net interest income showed only a slight increase from the prior year due to a decline in net interest margin. A large portion of the increase in non-interest expense relates to the wholesale mortgage operation which began in June of 2006.

Horizon Bancorp and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Months Periods Ended June 30, 2007

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 on Form 10-K contain a summary of the Company's significant accounting policies and are presented on pages 44-50 of Form 10-K for 2006. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Please refer to Horizon’s 2006 10-K for a detailed discussion of what Horizon considers to be its critical accounting policies.

Financial Condition

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses.  These deposits are the principal source of liquidity for Horizon.  Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate and installment loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB).  During the six months ended June 30, 2007, cash and cash equivalents decreased by approximately $33.9 million.  At June 30, 2007, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $137 million in unused credit lines with various money center banks including the FHLB.

There have been no other material changes in the liquidity of Horizon from December 31, 2006 to June 30, 2007.

Capital Resources

Stockholders' equity totaled $63.172 million as of June 30, 2007 compared to $61.877 million as of December 31, 2006.  The increase in stockholders' equity during the six months ended June 30, 2007 is primarily the result of net income, net of dividends declared, and the amortization of unearned compensation. The increase was partially offset by a decline in the market value of Horizon’s investment securities available for sale.  At June 30, 2007, the ratio of stockholders' equity to assets was 5.30% compared to 5.06% at December 31, 2006.

As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the “well capitalized” minimums.  At June 30, 2007 Horizon Bank’s ratio of risk based capital to risk weighted assets was 10.92% which is eight basis points below the required ratio (including the 100 basis point cushion) of 11.0%. Horizon Bank has contacted the OCC and requested that the excess capital requirement be removed since classified loans, acquired in the Alliance acquisition, have decreased from approximately $10 million to approximately $2.0 million. All three regulatory capital ratios remain above the regulatory well capitalized minimums at June 30 2007.

Horizon Bancorp and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Months Periods Ended June 30, 2007

During the course of a periodic examination by the Bank’s regulators that commenced in February 2003, the examination personnel raised the issue of whether the Bank’s mortgage warehouse loans should be treated as other loans rather than home mortgages for call report purposes.  If these loans are treated as other loans for regulatory reporting purposes, it would change the calculations for risk-based capital and reduce the Bank’s risk-based capital ratios.  Management believes that it has properly characterized the loans in its mortgage warehouse loan portfolio for risk-based capital purposes, but there is no assurance that the regulators will concur with that determination.  Should the call report classification of the loans be changed, Horizon and the Bank would still be categorized as well capitalized at June 30, 2007.

There have been no other material changes in Horizon's capital resources from December 31, 2006 to June 30, 2007.

Material Changes in Financial Condition – June 30, 2007 compared to December 31, 2006

During the first six months of 2007, investment securities decreased approximately $18.5 million and loans outstanding increased approximately $5.6 million.  Short term securities matured and the proceeds were used to fund the redemption of $12 million of trust preferred securities. The proceeds of other maturities and payments on various mortgage backed securities have not been replaced in the investment portfolio, but used to fund loan growth and maintain the level of short term borrowings. The increase in loans is a combination of growth in commercial loans, primarily commercial real estate and installment loans (both home equity and automobile loans). Also impacting installment loans was approximately $6 million of home equity loans originated and held for sale by the wholesale mortgage area which were moved to the consumer loan permanent portfolio when the wholesale operation was discontinued. Mortgage warehouse loans have declined due to a general slowdown in residential mortgage activity.

Included in the mortgage warehouse totals are approximately $23.9 million of mortgage loans, which are classified as Alt “A” or subprime. These loans represent approximately 2.8% of Horizon’s total loan portfolio. These loans are purchased from independent mortgage brokers, and held, normally for approximately two weeks, when they are sold to the final end investor. The majority of these loans have a firm end investor take out commitment in place when purchased by Horizon. All of these loans are current and secured by one to four family residential real estate.

Horizon’s allowance for loan losses at June 30, 2007 was $8.7 million, or 1.02% of gross loans, compared to $8.7 million or 1.04% at December 31, 2006.  Non-performing assets at June 30, 2007 were $2.6 million or 0.30% of gross loans compared to and $2.7 million, or 0.32% of gross loans, at December 31, 2006. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of June 30, 2007.

Other assets increased due to the purchase of an additional $8 million of Bank Owned Life Insurance.

Deposits declined, as a large deposit made by a local municipality at year-end 2006 was withdrawn in their normal course of business in early January 2007.  Total average deposits for the first six months of 2007 have increased approximately $38.7 million from the same period of 2006.  Long-term borrowings increased to reduce the reliance on short term negotiable certificates of deposit acquired primarily from local public entities.

There have been no other material changes in the financial condition of Horizon from December 31, 2006 to June 30, 2007.

Horizon Bancorp and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Months Periods Ended June 30, 2007

Results of Operations

Material Changes in Results of Operations – Three months ended June 30, 2007 compared to the three months ended June 30, 2006

During the three months ended June 30, 2007, net income totaled $2.016 million or $.62 per diluted share compared to $1.834 million or $.57 per diluted share for the same period in 2006.

Net interest income for the quarter ended June 30, 2007, was $8.042 million, an increase of $206 thousand or 2.6% over the same period of the prior year.  This increase resulted from an increase in average earning assets from the same quarter of the prior year of $63 million or 6.3%.  Offsetting the growth in earning assets was a decline in net interest margin. The margin declined to 3.00% for the second quarter of 2007 from 3.11 for the second quarter of 2006. The major factor contributing to the decline in margin was the increased cost of consumer certificates of deposit. Maturing certificates are renewing at higher rates. The margin for the second quarter of 2007 improved from the first quarter by 15 basis points due to growth in higher yielding commercial and installment loans. Contributing to net interest income in the second quarter of 2006 was approximately $125 thousand of income, which related to commercial loans that were acquired at a discount in the Alliance acquisition and were paid in full during the quarter.

The provision for loan losses was $365 thousand for the second quarter of 2007 up from both the second quarter of 2006 and the first quarter of 2007, when, for both quarters the provision was $225 thousand. Horizon will continue to evaluate the total allowance based on it’s analysis of all categories of the loan portfolio.

Non-interest income increased $609 thousand or 25.6% from the second quarter of 2006.  The main contributing factors were: (a) an increase in the gain on sale of loans as the company is now selling approximately 90 % of its conventional mortgage production compared to approximately 50% in the prior year. (b) Fiduciary income has increased due to an increase in assets under administration and a fee increase implemented in January of 2007, (c) the increase in cash surrender value of life insurance related to additional insurance added during January of 2007, (d) no securities losses have been recorded during 2007.

Non-interest expense increased $548 thousand or 7.4% from the second quarter of 2006.  The increase in salary and employee benefit expense relates primarily to the wholesale mortgage operation which was begun in June of 2006. Other expense increased primarily due to an increase in miscellaneous losses including the charge off of a held for sale loan of approximately $30 thousand.

There have been no other material changes in the results of operations of Horizon for the three months ending June 30, 2007 and 2006.

Horizon Bancorp and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Months Periods Ended June 30, 2007

Material Changes in Results of Operations – Six months ended June 30, 2007 compared to the Six months ended June 30, 2006

For the six months ended June 30, 2007, net income totaled $3.860 million or $1.19 per diluted share compared to $3.283 million or $1.02 per diluted share for the same period in 2006.

Net interest income for the six month period ended June 30, 2007, was $15.678 million, approximately the same as the same period of 2006 when net interest income totaled $15.646 million. An increase of $81 million in average earning assets was offset by a decline in net interest margin from 3.15% for the first six months of 2006 to 2.97% for the first six months of 2007. Contributing to net interest income in the first half of 2006 was approximately $330 thousand of income, which related to commercial loans that were acquired at a discount in the Alliance acquisition and were paid in full during the quarter.  Without this income the net interest margin would have been approximately 3.11% for the first half of 2006.

Non-interest income for the first six months of 2007 increased by $1.443 million or 32.7%.  The increase for the six month period are primarily the same as those noted above for the three months period.

Non-interest expense increased $890 thousand or 5.9% from the first six months of 2006.  The increased relates to the same reasons mentioned above for the three months ended June 30, 2007.

There have been no other material changes in the results of operations of Horizon for the six months ending June 30, 2007 and 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2007, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Controls

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2007, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries

Part II - Other Information
For the Six Months Ended June 30, 2006

ITEM 1.  LEGAL PROCEEDINGS

    Not Applicable

ITEM 1A.  RISK FACTORS

    No material changes from the factors included in the December 31, 2006 Form 10-K

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Shareholders’ Meeting on May 3, 2007.

(b)	The names of the Directors elected at the Annual Meeting were as follows:

Name	Votes For	Votes Withheld
Susan D. Aaron	2,454,460	25,819
Charley E. Gillispie	2,415,435	64,844
Larry N. Middleton	2,429,861	50,418
Robert E. Swinehart	2,453,435	26,244

(c)	Ratification of BKD, LLP as independent accountants.

Votes for	2,423,201
Votes against	23,275
Votes abstained	13,002

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6.   EXHIBITS

(a)	Exhibits

10	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank N.A. and Thomas H. Edwards.

11	Statement Regarding Computation of Per Share Earnings

31.1	Certification of Craig M. Dwight

31.2	Certification of James H. Foglesong

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

August 14, 2007	/s/ Craig M. Dwight
Date:	BY:	Craig M. Dwight
President and Chief Executive Officer

August 13, 2007	/s/ James H. Foglesong
Date:	BY:	James H. Foglesong
Chief Financial Officer

INDEX TO EXHIBITS

The following documents are included as Exhibits to this Report.

Exhibit	Description	Location

10	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by reference to the Registrant’s Form 8-K filed July 19, 2007

11	Statement Regarding Computation of Per Share Earnings	Attached

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of James H. Foglesong	Attached

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached