Form 10-Q
period 2007-09-30
HORIZON BANCORP /IN/
filed 2007-11-13
CIK 706129

HORIZON BANCORP
FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
3,250,732 at November 6, 2007

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands)

	September 30,
	2007	December 31,
	(Unaudited)	2006

Assets
Cash and due from banks	$19,785	$52,311
Interest-bearing demand deposits	3	1
Federal funds sold	—	6,500

Cash and cash equivalents	19,788	58,812
Interest-bearing deposits	120	898
Investment securities, available for sale	230,631	243,078
Loans held for sale	17,931	13,103
Loans, net of allowance for loan losses of $8,823 and $8,738	844,486	835,096
Premises and equipment	24,232	23,394
Federal Reserve and Federal Home Loan Bank stock	12,625	12,136
Goodwill	5,787	5,787
Other intangible assets	2,150	2,412
Interest receivable	6,354	6,094
Other assets	30,142	21,620

Total assets	$1,194,246	$1,222,430

Liabilities
Deposits
Noninterest bearing	$79,034	$81,949
Interest bearing	716,810	832,024

Total deposits	795,844	913,973
Short-term borrowings	78,661	83,842
Long-term borrowings	215,802	115,951
Subordinated debentures	27,837	40,209
Interest payable	2,409	1,771
Other liabilities	6,027	4,807

Total liabilities	1,126,580	1,160,553

Commitments and Contingent Liabilities

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 5,010,406 and 4,998,106 shares	1,113	1,111
Additional paid-in capital	25,521	25,229
Retained earnings	59,460	54,196
Accumulated other comprehensive loss	(1,276)	(1,507)
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)

Total stockholders’ equity	67,666	61,877

Total liabilities and stockholders’ equity	$1,194,246	$1,222,430

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$16,330	$15,010	$47,088	$41,612
Investment securities
Taxable	1,979	1,870	6,017	6,096
Tax exempt	864	878	2,582	2,363

Total interest income	19,173	17,758	55,687	50,071

Interest Expense
Deposits	7,296	7,003	21,677	18,273
Federal funds purchased and short-term borrowings	684	594	2,319	1,584
Long-term borrowings	2,412	1,766	5,954	5,113
Subordinated debentures	522	583	1,800	1,643

Total interest expense	10,914	9,946	31,750	26,613

Net Interest Income	8,259	7,812	23,937	23,458
Provision for loan losses	550	120	1,140	725

Net Interest Income after Provision for Loan Losses	7,709	7,692	22,797	22,733

Other Income
Service charges on deposit accounts	896	833	2,515	2,297
Wire transfer fees	81	101	266	290
Fiduciary activities	905	758	2,600	2,231
Gain on sale of loans	658	459	1,808	1,087
Gain on sale of mortgage servicing rights	—	656	—	656
Increase in cash surrender value of Bank owned life insurance	233	122	696	348
Loss on sale of securities	—	(515)	—	(764)
Other income	357	448	1,098	1,127

Total other income	3,130	2,862	8,983	7,272

Other Expenses
Salaries and employee benefits	4,277	4,228	13,147	12,524
Net occupancy expenses	606	577	1,777	1,756
Data processing and equipment expenses	648	725	1,913	2,024
Professional fees	214	416	955	961
Outside services and consultants	254	294	730	832
Loan expense	273	281	820	769
Other expenses	1,471	1,331	4,230	3,925

Total other expenses	7,743	7,852	23,572	22,791

Income Before Income Tax	3,096	2,702	8,208	7,214
Income tax expense	826	734	2,078	1,963

Net Income	$2,270	$1,968	$6,130	$5,251

Basic Earnings Per Share	$.71	$.62	$1.92	$1.66

Diluted Earnings Per Share	$.70	$.61	$1.89	$1.64
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Table Dollar Amounts in Thousands, Except Per Share Data)

					Accumulated
					Other
		Additional Paid-in	Comprehensive	Retained	Comprehensive
	Common Stock	Capital	Income	Earnings	Loss	Treasury Stock	Total

Balances, December 31, 2006	$1,111	$25,229		$54,196	$(1,507)	$(17,152)	$61,877
Net income			$6,130	6,130			6,130
Other comprehensive loss, net of tax, unrealized losses on securities			231		231		231

Comprehensive income			$6,361

Amortization of unearned compensation		182					182
Issuance of restricted stock	2	(2)
Reversal of compensation expense for forfeiture of non-vested shares	(2)	(79)					(81)
Exercise of stock options	2	102					104
Tax benefit related to stock options		47					47
Stock option expense		42					42
Adjustment to accrued income taxes upon adoption of financial Interpretation 48				563			563
Cash dividends ($.44 per share)				(1,429)			(1,429)

Balances, September 30, 2007	$1,113	$25,521		$59,460	$(1,276)	$(17,152)	$67,666

See notes to condensed consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2007	2006
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$6,130	$5,251
Items not requiring (providing) cash
Provision for loan losses	1,140	725
Depreciation and amortization	1,711	1,841
Share based compensation	42	29
Mortgage servicing rights recovery	—	(40)
Deferred income tax	(359)	967
Investment securities amortization, net	(29)	193
Loss on sale of securities	—	764
Gain on sale of loans	(1,808)	(1,087)
Gain on sale of mortgage servicing rights		(656)
Proceeds from sales of loans	143,296	80,225
Loans originated for sale	(146,316)	(82,867)
(Gain) loss on sale of other real estate owned	(17)	4
Loss on sale of fixed assets	11	11
Increase in cash surrender value of life insurance	(695)	(348)
Tax benefit of options exercised	(47)	(460)
Net change in:
Interest receivable	(260)	158
Interest payable	638	241
Other assets	385	(682)
Other liabilities	1,236	(489)

Net cash provided by operating activities	5,058	3,780

Investing Activities
Net change in interest-bearing deposits	778	15,607
Purchases of securities available for sale	(17,171)	(77,796)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	30,001	113,431
Net change in loans	(10,546)	(96,673)
Purchase Federal Reserve Bank stock	(539)	(31)
Proceeds from sale of mortgage servicing rights	—	1,273
Proceeds from sale of Federal Home Loan Bank Stock	50	557
Proceeds from sale of fixed assets	—	1
Proceeds from sale of other real estate owned	—	25
Purchases of premises and equipment	(2,197)	(2,899)
Purchase of bank owned life insurance	(8,000)	—

Net cash used in investing activities	(7,624)	(46,505)

Financing Activities
Net change in
Deposits	(118,129)	(40,380)
Short-term borrowings	(5,181)	70,555
Increase (decrease) of long-term borrowings	99,851	(4,640)
Redemption of trust preferred securities	(12,372)	—
Proceeds from issuance of stock	192	742
Purchase of treasury stock	—	(128)
Tax benefit of options exercised	47	460
Cumulative effect of change in accounting principle	563
Dividends paid	(1,429)	(1,357)

Net cash provided by (used in) financing activities	(36,458)	25,252

Net Change in Cash and Cash Equivalents	(39,024)	(17,473)

Cash and Cash Equivalents, Beginning of Period	58,812	39,250

Cash and Cash Equivalents, End of Period	$19,788	$21,777

Additional Cash Flows Information
Interest paid	$31,112	$26,372
Income tax paid	1,755	990
See notes to condensed consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Table Dollar Amounts in Thousands, Except Per Share Data)
NOTE 1 — ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiary, Horizon Bank, N.A. (Bank). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2007 and September 30, 2006, are not necessarily indicative of the operating results for the full year of 2007 or 2006. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30.
	2007	2006	2007	2006
Basic	3,202,341	3,189,004	3,198,999	3,171,869
Diluted	3,243,266	3,211,777	3,242,107	3,209,940
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in, Horizon’s Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.

HORIZON BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Table Dollar Amounts in Thousands, Except Per Share Data)
NOTE 2 — CHANGE IN ACCOUNTING PRINCIPLE
Horizon files income tax returns in the U.S. Federal, Indiana, and Michigan jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local examinations by tax authorities for years before 2005.
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

	2007
	As Computed	As Reported	Effect of
	Pre-FIN 48	Under FIN 48	Change

Balance Sheet
Other assets	$29,579	$30,142	$(563)
Retained earnings	$58,897	$59,460	$(563)
NOTE 3 — FUTURE ACCOUNTING PRONOUNCEMENTS
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
AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007
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
Overview
Net income for the third quarter and the nine months ended September 30, 2007 increased from the same periods of 2006. The major factor causing the improved performance from the prior year was an increase in non-interest income. Approximately 82% of new conforming residential mortgage loans are being sold compared to approximately 45% in 2006. This caused a 66% increase in the gain on sale of loans during the nine months ended September 30, 2007. Fiduciary income has increased due to an increase in assets under administration, additional income from the ESOP line of business and an increase in fees implemented in January of 2007.

HORIZON BANCORP AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007
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
Financial Condition
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 2007, cash and cash equivalents decreased by approximately $39 million. At September 30, 2007, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $138 million in unused credit lines with various money center banks including the FHLB.
There have been no other material changes in the liquidity of Horizon from December 31, 2006 to September 30, 2007.
Capital Resources
Stockholders’ equity totaled $67.666 million as of September 30, 2007 compared to $61.877 million as of December 31, 2006. The increase in stockholders’ equity during the nine months ended September 30, 2007 is primarily the result of net income, net of dividends declared, and improvement in the market value of Horizon’s investment securities available for sale. At September 30, 2007, the ratio of stockholders’ equity to assets was 5.67% compared to 5.06% at December 31, 2006.
During the course of a periodic routine examination by the office of the Comptroller of the Currency (“OCC”) that commenced in February 2003, the examination personnel raised the issue of whether Horizon Bank’s mortgage warehouse loans should be treated as “other loans” rather than “home mortgage loans” for call report purposes. The OCC has now determined that these loans must be treated as “other loans.” This will increase the risk-weighting of these loans from 50% to 100% and reduce Horizon Bank’s risk-based capital ratios. Management believes its previous classification of the loans in its mortgage warehouse loan portfolio for risk-based capital purposes was accurate, and intends to formally challenge this decision by the OCC. After changing the classification of these loans, Horizon and Horizon Bank were still categorized as well capitalized at September 30, 2007.
As a condition of approval for the Alliance acquisition, the OCC required Horizon Bank to maintain regulatory capital ratios at 100 basis points above the “well capitalized” minimums. At September 30, 2007, due to the change in risk weighting of mortgage warehouse loans, Horizon Bank’s ratio of risk based capital to risk weighted assets fell to 10.77 which is below

HORIZON BANCORP AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007
the required ratio (including the 100 basis point cushion). Horizon Bank has contacted the OCC and requested that the excess capital requirement be removed since classified loans, acquired in the Alliance acquisition, have decreased from approximately $10 million to approximately $2.0 million.
Material Changes in Financial Condition — September 30, 2007 compared to December 31, 2006
During the first nine months of 2007, investment securities decreased approximately $12.4 million and loans outstanding increased approximately $9.5 million. Short term securities matured and the proceeds were used to fund the redemption of $12 million of trust preferred securities. The increase in loans is a combination of growth in commercial loans, primarily commercial real estate and installment loans (primarily indirect automobile loans). Also impacting installment loans was approximately $6.0 million of home equity loans originated and held for sale which were moved to the consumer loan permanent portfolio when the wholesale loan operation was discontinued. Mortgage warehouse loans have declined by approximately $61 million due to a general slowdown in residential mortgage activity.
Included in the mortgage warehouse totals are approximately $11.5 million of mortgage loans, which are classified as Alt “A” or subprime. These loans represent approximately 1.3% of Horizon’s total loan portfolio. These loans are purchased from independent mortgage brokers, and held, normally for approximately two weeks, when they are sold to the final end investor. The majority of these loans have a firm end investor take out commitment in place when purchased by Horizon. All of these loans are current and secured by one to four family residential real estate.
Horizon’s allowance for loan losses at September 30, 2007 was $8.8 million, or 1.03% of gross loans, compared to $8.7 million or 1.04% at December 31, 2006. Non-performing loans at September 30, 2007 were $2.3 million or 0.27% of gross loans compared to and $2.7 million, or 0.32% of gross loans, at December 31, 2006. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of September 30, 2007. Other real estate owned was $286 thousand and $75 thousand at September 30, 2007 and December 31, 2006 respectively.
Other assets increased due to the purchase of an additional $8 million of Bank Owned Life Insurance.
Deposits declined, as a large deposit made by a local municipality at year-end 2006 was withdrawn in their normal course of business in early January 2007. Total average deposits for the first nine months of 2007 have increased approximately $27.5 million from the same period of 2006. Long-term borrowings increased to reduce the reliance on short term funding and reduce interest expense as the borrowings are at rates that are below rates for many short term funding instruments such as negotiable certificates of deposit and Federal Funds purchased

HORIZON BANCORP AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007
Results of Operations
Material Changes in Results of Operations — Three months ended September 30, 2007 compared to the three months ended September 30, 2006
During the three months ended September 30, 2007, net income totaled $2.270 million or $.70 per diluted share compared to $1.968 million or $.61 per diluted share for the same period in 2006.
Net interest income for the quarter ended September 30, 2007, was $8.259 million, an increase of $447 thousand or 5.7% over the same period of the prior year. This increase resulted from an increase in average earning assets of $17 million and an improvement of in net interest margin from 2.96% to 3.01%. Contributing to the improved margin was an increase in the yield on installment loans, a change in the mix of earning assets, increasing higher yielding installment and commercial loans while residential mortgage loans remained constant and a reduction in the cost of borrowed funds.
The provision for loan losses was $550 thousand for the third quarter of 2007 up from both the third quarter of 2006 and the second quarter of 2007. The third quarter of 2006 provision was $120 thousand and the second quarter of 2007 was $365 thousand. The increase was related to an increase in net loan charge-offs, which are at an annualized rate of 0.17% of total average loans, and additional risk related to consumer and commercial loans. Horizon will continue to evaluate the total allowance based on it’s analysis of all categories of the loan portfolio.
Non-interest income increased $268 thousand or 9.4% from the third quarter of 2006. The main contributing factors were: (a) an increase in the gain on sale of loans as the company is now selling approximately 82 % of its conventional mortgage production compared to approximately 45% in the prior year; (b) fiduciary income has increased due to an increase in assets under administration, additional income from the ESOP business line and a fee increase implemented in January of 2007; (c) the increase in cash surrender value of life insurance related to additional insurance added during January of 2007; and (d) no securities losses or sale of mortgage servicing rights were recorded during 2007.
Non-interest expense decreased $109 thousand or 1.4% from the third quarter of 2006. During the third quarter, Horizon reduced staff by 12 employees from among its various business lines. Horizon has taken this cost cutting action based on current business conditions, the recommendations of external consultants and after a review of third party independent benchmarking data. A charge of approximately $94 thousand was taken in the third quarter of 2007 to cover severance costs related to this reduction in the work force. The ongoing annual cost savings from this reduction is estimated at $740 thousand. Also during the third quarter of 2007, Horizon discontinued its Illinois indirect lending operation. A charge of approximately $35 thousand was taken in the third quarter for severance benefits for the employees in this division. The ongoing annual cost reduction from this initiative is estimated to be approximately $264 thousand. Other fluctuations in non-interest expense relate to normal periodic fluctuations.
The reduction in annual compensation expense of the above items when combined with the closing of the mortgage wholesale operation during the second quarter will total approximately $1.5 million.

HORIZON BANCORP AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007
Material Changes in Results of Operations — nine months ended September 30, 2007 compared to the Nine months ended September 30, 2006
For the nine months ended September 30, 2007, net income totaled $6.130 million or $1.89 per diluted share compared to $5.251 million or $1.64 per diluted share for the same period in 2006.
Net interest income for the nine-month period ended September 30, 2007, was $23.937 million, an increase of $479 thousand or 2.0% over the same period of the prior year. An increase of $55 million in average earning assets was offset by a decline in net interest margin from 3.08% for the first nine months of 2006 to 2.98% for the first nine months of 2007. Contributing to net interest income in the first half of 2006 was approximately $330 thousand of income, which related to commercial loans that were acquired at a discount in the Alliance acquisition and were paid in full during the quarter. Without this income the net interest margin would have been approximately 3.04% for the first half of 2006.
Non-interest income for the first nine months of 2007 increased by $1.7 million or 23.5%. The reasons for the increase for the nine-month period are primarily the same as those noted above for the three months period.
Non-interest expense increased $781 thousand or 3.4% from the first nine months of 2006. The increase in compensation relates to the severance payments mentioned above as well as the cost related to the Illinois indirect lending operation which began in the first quarter of 2007. The increase in other expenses relates to ATM and other fraud losses and external audit fees.
There have been no other material changes in the results of operations of Horizon for the nine months ending September 30, 2007 and 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Horizon currently does not engage in any derivative or hedging activity. Refer to Horizon’s 2006 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2006 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2007, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2007, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit 3	Amended and Restated Articles of Incorporation of Horizon Bancorp (As Amended October 27, 2003) (Filed to correct various typographical errors.)

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of James H. Foglesong

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

November 9, 2007 Date:	BY:	/s/ Craig M. Dwight Craig M. Dwight President and Chief Executive Officer

November 11, 2007 Date:	BY:	/s/ James H. Foglesong James H. Foglesong Chief Financial Officer

INDEX TO EXHIBITS
     The following documents are included as Exhibits to this Report.

Exhibit	Description	Location

3	Amended and Restated Articles of Incorporation of Horizon Bancorp (As Amended October 27, 2003) (Filed to correct various typographical errors.)	Attached

11	Statement Regarding Computation of Per Share Earnings	Attached

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of James H. Foglesong	Attached

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached