Form 10-K
period 2007-12-31
HORIZON BANCORP /IN/
filed 2008-03-14
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large Accelerated Filer   ☐           Accelerated Filer ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $66,408,840.
As of March 14, 2008, the registrant had 3,252,232 shares of Common Stock outstanding.

Part of Form 10-K into which
Documents Incorporated by Reference Document	portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 8, 2008 annual meeting of shareholders	III

Horizon Bancorp
2007 Annual Report on Form 10-K

PART I
BUSINESS
General
Horizon Bancorp (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern Indiana and Southwestern Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”) and other affiliated entities. Horizon operates as a single segment, which is commercial banking. Horizon’s Common Stock is traded on the Nasdaq Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking.
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
On April 23, 2007, the Bank opened a full service branch in Benton Harbor, Michigan and on January 28, 2008 the Bank opened its second full service branch in Valparaiso, Indiana. The Bank maintains fourteen other full service facilities and one loan production office in Northwest Indiana . At December 31, 2007, the Bank had total assets of $1.259 million and total deposits of $894 million. The Bank has four wholly-owned subsidiaries: Horizon Trust & Investment Management, N.A. (“Horizon Trust”), Horizon Investments, Inc. (“Horizon Investments”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Trust offers corporate and individual trust and agency services and investment management services. Horizon Investments manages the investment portfolio of the Bank. Horizon Insurance offered a full line of personal insurance products until March 2005, at which time the majority of its assets were sold to a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). See Note 10 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.
No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2007, revenues from loans accounted for 73% of the total consolidated revenue and revenues from investment securities accounted for 13% of total consolidated revenue.
Employees
The Bank, Horizon Trust and Horizon Investments employed approximately 265 full and part-time people as of December 31, 2007. Horizon does not have any employees.

Competition
A high degree of competition exists in all major areas where Horizon engages in business. The Bank’s primary market consists of Porter, LaPorte, St. Joseph and Elkhart Counties, Indiana, and Berrien County, Michigan. The Bank competes with commercial as well as with savings and loan associations, consumer finance companies and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.
Based on deposits as of June 30, 2007, Horizon was the largest of the 11 bank and thrift institutions in LaPorte County with a 35.74% market share and the fifth largest of the 16 such institutions in Porter County with an 8.18% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 10 bank and thrift institutions with an 8.09% market share. In 2005, Horizon opened new offices in St. Joseph and Elkhart Counties, Indiana. Horizon’s market share of deposits was less than 1.00% in each of these counties. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).
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
The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts Horizon’s nonbanking activities to those, which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2007, see the information in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.
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

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February 2006, has resulted in significant changes to the federal deposit insurance program:
•	Effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”)

•	The current $100,000 deposit insurance coverage is subject to adjustment for inflation beginning in 2010 and every succeeding five years

•	Deposit insurance coverage for individual retirement accounts and certain other retirement accounts has been increased from $100,000 to $250,000 and also will be subject to adjustment for inflation
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
Insured depository institutions that were in existence on December 31, 1996, and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2006, the Bank received a one-time credit of $457,534 against future assessments. Of the initial credit, $143,623 remained unused at December 31, 2007.
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
FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. For the quarter ended December 31, 2007, the FICO assessment rate was equal to 1.14 cents for each $100 in domestic deposits maintained at an institution.
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

II.	INVESTMENT PORTFOLIO
A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale at December 31, 2007, 2006 and 2005:

(dollar amounts in thousands)	2007		2006		2005
Available for Sale	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury and U.S. Government agencies and corporations	$25,660	$26,220	$58,595	$58,445	$72,153	$70,367
State and municipal	86,389	86,931	81,363	81,800	64,608	65,972
Mortgage-backed securities	108,247	107,371	93,591	91,174	119,392	116,020
Collateralized mortgage obligations	13,650	13,552	11,215	11,010	22,781	22,153
Corporate notes	632	601	632	649	632	665

Total investment securities	$234,578	$234,675	$245,396	$243,078	$279,566	$275,177

B.	The following is a schedule of maturities of each category of debt securities and the related weighted-average yield of such securities as of December 31, 2007:

			After One Year		After Five Years
(dollar amounts in thousands)	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
Available for Sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and U.S. Government agency securities (1)	$1,012	4.77%	$1,700	4.39%	$7,475	5.06%	$16,033	5.88%
Obligations of states and political subdivisions	4,127	4.76	5,888	4.15	22,802	4.24	54,114	4.21
Mortgage-backed securities (2)	2,677	3.40	43,602	4.34	35,427	4.90	25,665	5.54
Collateralized mortgage obligations (2)	1,360	4.56	8,937	5.43	321	4.22	2,934	4.82
Other securities	—		—		—		601	7.58

Total	$9,177	4.33	$60,127	4.49	$66,025	4.69	$99,346	4.86

(1)	Fair value is based on contractual maturity or call date where a call option exists

(2)	Maturity based upon final maturity date

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2007.
III.	LOAN PORTFOLIO
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

(dollar amounts in thousands)	2007	2006	2005	2004	2003

Commercial, financial, agricultural and commercial tax-exempt loans	$307,535	$271,457	$273,310	$203,966	$152,362
Mortgage warehouse loans	78,225	112,267	97,729	127,992	126,056
Real estate mortgage loans	216,019	222,235	159,312	89,139	67,428
Installment loans	287,073	237,875	202,383	142,945	101,872

Total loans	$888,852	$843,834	$732,734	$564,042	$447,718

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2007:

Maturing or repricing	One Year or	One Through	After Five Years
(dollar amounts in thousands)	Less	Five Years		Total

Commercial, financial, agricultural and commercial tax-exempt loans	$189,501	$115,316	$2,718	$307,535
The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed	Variable
(dollar amounts in thousands)	Rate	Rate

Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$67,260	$50,773

C.	Risk Elements
1.	Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due and restructured loans.

December 31 (dollar amounts in
thousands)	2007	2006	2005	2004	2003

a. Loans accounted for on a nonaccrual basis	$2,862	$2,481	$1,822	$1,358	$1,707
b. Accruing loans which are contractually past due 90 days or more as to interest and principal payments	87	144	251	—	176
c. Loans not included in (a) or (b) which are “Troubled Debt Restructuring’s” as defined by SFAS No. 15	—	—	—	—	—

Totals	$2,949	$2,625	$2,073	$1,358	$1,883

LOAN PORTFOLIO (continued)
The increase in non-accrual loans in 2007 is primarily due to an increase in commercial real estate loans of $281 thousand and an increase in consumer loans of $381 thousand. This increase was partially offset by a decrease in mortgage loans of $281. The increase in non-accrual loans in 2006 was primarily due to an increase in commercial real estate loans of $761 thousand. This increase was partially offset by a decrease in mortgage loans and consumer loans of $67 thousand and $36 thousand, respectively. The increase in non-accrual loans in 2005 was primarily due to non-accrual loans acquired from Alliance of $389 thousand, an increase in consumer and commercial loans of $44 thousand and $189 thousand, respectively. The decrease in non-accrual loans in 2004 was primarily due to decreases in consumer loans of $125 thousand and mortgage loans of $337 thousand partially offset by an increase in commercial loans of $112 thousand. The increase in non-accrual loans in 2003 was primarily due to increases in consumer loans of $89 thousand, mortgage loans of $254 thousand and commercial loans of $146 thousand.

(dollar amounts in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2007, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$287
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2007, and included in net income for the period	165

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2007	$122

Discussion of Non-Accrual Policy
1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days, unless the Loan Committee approves otherwise. The officer responsible for the loan, the senior lending officer and the senior collection officer must review all loans placed on non-accrual status. The senior collection officer monitors the loan portfolio for any potential problem loans.

2.	Potential Problem Loans

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $1,870,000 and $1,768,000 at December 31, 2007 and 2006, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses totaled $345,000 and $406,000 at those respective dates. The average balance of impaired loans during 2007 and 2006 was $1,673,000 and $942,000, respectively.

3.	Foreign Outstandings

None

4.	Loan Concentrations

As of December 31, 2007, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.
D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2007, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.
IV.	SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following is an analysis of the activity in the allowance for loan losses account:

(dollar amounts in thousands)	2007	2006	2005	2004	2003

LOANS
Loans outstanding at the end of the period (1)	$888,852	$843,834	$732,734	$564,042	$447,718
Average loans outstanding during the period (1)	$839,591	780,555	640,758	514,916	$512,441

(1)	Net of unearned income and deferred loan fees

	2007	2006	2005	2004	2003

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of the period	$8,738	$8,368	$7,193	$6,909	$6,255

Loans charged-off:
Commercial and agricultural loans	—	23	305	161	—
Real estate mortgage loans	36	—	29	41	226
Installment loans	2,701	1,120	1,096	863	758

Total loans charged-off	2,737	1,143	1,430	1,065	984

Recoveries of loans previously charged-off:
Commercial and agricultural loans	48	201	161	79	20
Real estate mortgage loans	—	—	2	2	23
Installment loans	674	407	364	278	245
Total loan recoveries	722	608	527	359	288
Net loans charged-off	2,015	535	903	706	696
Provision charged to operating expense	3,068	905	1,521	990	1,350
Acquired through acquisition	—	—	557	—	—

Balance at the end of the period	$9,791	$8,738	$8,368	$7,193	$6,909

Ratio of net charge-offs to average loans outstanding for the period	.24%	.07%	.14%	.14%	.14%

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.
Allocation of the Allowance for Loan Losses at December 31 (dollar amounts in thousands)

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loan

Commercial, financial and agricultural	$2,656	35%	$2,987	32%	$2,733	37%	2,469	36%	$1,829	28%
Real estate mortgage	779	24	768	27	585	22	808	16	834	12
Mortgage warehousing	1,309	9	1,762	13	1,958	13	2,029	23	2,445	37
Installment	5,047	32	3,181	28	2,958	28	1,860	25	1,524	23
Unallocated	—	—	40	—	134	—	27	—	277	—

Total	$9,791	100%	$8,738	100%	$8,368	100%	$7,193	100%	$6,909	100%

     In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2007, Horizon processed over $1.8 billion in mortgage warehouse loans.
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
VII.	SHORT TERM BORROWINGS
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

December 31 (dollar amounts in thousands)	2007	2006

Outstanding at year end	$41,369	$38,642
Approximate weighted-average interest rate at year-end	2.54%	3.09%
Highest amount outstanding as of any month-end during the year	$42,961	$40,179
Approximate average outstanding during the year	$39,931	$35,334
Approximate weighted-average interest during the year	2.94%	2.91%

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
Our ability to maintain our history of record earnings year after year will depend, in large part, on our ability to continue to grow our commercial and consumer loan portfolios and obtain low-cost funds. During 2006 and 2007, we focused on increasing consumer loans, and we intend to continue to emphasize and grow consumer, as well as commercial types of loans in the foreseeable future. This represented a shift in our emphasis from 2002 and 2003 when we focused on mortgage banking services, which generated a large portion of our income during those years.
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
Although our common stock has been listed on the NASDAQ Capital Market since December 2001 and since February 1, 2007, has been listed on NASDAQ Global Market, our common stock is thinly traded. Average daily trading volume during 2007 was only 1,689 shares. The prices of thinly traded stocks, such as ours, are typically more volatile than stocks traded in a large, active public market and can be more easily impacted by sales or purchases of large blocks of stock. Thinly traded stocks are also less liquid, and because of the low volume of trades, you may be unable to sell your shares when you desire to do so.
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
We buy loans originated by mortgage bankers and automobile dealers. Because we must rely on the mortgage bankers and automobile dealers in making and documenting these loans, there is an increased risk of fraud to us on the part of the third-party originators and the underlying borrowers. In order to guard against this increased risk, we perform investigations on the loan originators with whom we do business, and we review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance. However, there is no guarantee that our procedures will detect all cases of fraud or legal noncompliance.
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
We establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures exist that are designed to ensure that policies relating to conduct, ethics and business practices are followed. From time to time, losses from operational risk may occur, including the effects of operational errors.
While we continually monitor and improve the system of internal controls, data processing systems and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The main office of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing and information technology departments of the Bank. In addition to these principal facilities, the Bank has 16 sales offices located at:
3631 South Franklin Street, Michigan City, Indiana
113 W. First St., Wanatah, Indiana
1500 W. Lincolnway, LaPorte, Indiana
423 South Roosevelt Street, Chesterton, Indiana
4208 N. Calumet, Valparaiso, Indiana
902 Lincolnway, Valparaiso, Indiana
2650 Willowcreek Road, Portage, Indiana
233 East 84th Drive, Merrillville, Indiana
811 Ship Street, St. Joseph, Michigan
2608 Niles Road, St. Joseph, Michigan
1041 E. Napier Ave., Benton Harbor, Michigan
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Horizon’s stockholders during the fourth quarter of the 2007 fiscal year.
SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	69	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.

Craig M. Dwight	51	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001.

Thomas H. Edwards	55	President and Chief Operating Officer of the Bank since January 2003.

James H. Foglesong	62	Chief Financial Officer of Horizon and the Bank since January 2001.

James D. Neff	48	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of Horizon Bank since January 2004; Senior Vice President of Horizon Bank since October 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no purchases by the Company of its common stock during the fourth quarter.
The Securities and Exchange Commission requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the Common Shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on January 1, 2003, and further assumes reinvestment of all dividends. The Common Shares began trading on the NASDAQ Global Market February 1, 2007. Prior to that date, the Common Shares were traded on the NASDAQ Capital Market.
Horizon Bancorp

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Horizon Bancorp	100.00	159.04	158.62	157.28	167.20	159.77
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

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
(Table Dollar Amounts in Thousands)
Overview
Horizon’s net interest margin at 3.03% for 2007 declined two basis points from 2006. Average earning assets increased approximately $54 million, which was the primary cause of an increase of $1.3 million or 4.0% in net interest income. Growth in earning assets occurred in commercial and consumer loans. Growth in these higher yielding asset categories offset a higher cost core deposits.
Non-interest income increased $2.1 million or 21% over the prior year, which was the largest contributor to the growth in net income. Growth occurred in most areas of non-interest income, especially gain on sale of loans which increased due to a higher percentage of new loans being sold and better sales execution.
Non-interest expenses increased $689 thousand or 2.3% over the prior year. Horizon began to see positive impact from staff reductions initiated during 2007 and other expense categories were held constant with the previous year.
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
Allowance for Loan Losses
An allowance for loan losses is maintained to absorb loan losses inherent in the loan portfolio. The determination of the allowance for loan losses is a critical accounting policy that involves management’s ongoing quarterly assessments of the probable incurred losses inherent in the loan portfolio. The identification of loans that have probable incurred losses is subjective, therefore, a general reserve is maintained to cover all probable losses within the entire loan portfolio. Horizon utilizes a loan grading system that helps identify, monitor and address asset quality problems in an adequate and timely manner. Each quarter, various factors affecting the quality of the loan portfolio are reviewed. Large credits are reviewed on an individual basis for loss potential. Other loans are reviewed as a group based upon previous trends of loss experience. Horizon also reviews the current and anticipated economic conditions of its lending market as well as transaction risk to determine the effect they may have on the loss experience of the loan portfolio.

Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Statement of Financial Accounting Standard (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets,” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2007, Horizon had core deposit intangibles of $2.068 million subject to amortization and $5.787 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Horizon has concluded that the recorded value of goodwill is not impaired.
Mortgage Servicing Rights
Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets on a servicing-retained basis. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates, original loan terms and whether the loans are fixed or adjustable rate mortgages. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets was to increase in the future, Horizon can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact Horizon’s financial condition and results of operations either positively or adversely.

Analysis of Financial Condition
Investment Securities
Investment securities totaled $234.675 million at December 31, 2007, and consisted of U. S. Treasury and Government Agency securities of $26.220 million (11.2)%; Municipal securities of $86.931 million (37.0)%; Mortgage-backed securities of $107.371 million (45.8)%; collateralized mortgage obligations of $13.552 million (5.8)%; and corporate securities of $601 thousand (.2)%.
As indicated above, 51.9% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2007, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 6.46 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life. Management currently believes that prepayment risk on these securities is nominal.
At December 31, 2007 and 2006, all investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $97 thousand, which resulted in a $63 thousand increase, net of tax, to stockholders’ equity at December 31, 2007. This compared to a $1.507 million, net of tax, reduction in stockholders’ equity at December 31, 2006.
As a member of the Federal Reserve and Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2007, Horizon has investments in the common stock of the Federal Reserve and Federal Home Loan Bank totaling $12.625 million compared to $12.136 million at December 31, 2006.
At December 31, 2007, Horizon does not maintain a trading account and is not using any derivative products for hedging or other purposes.

Loans
Total loans, the principal earning asset of the Bank, were $888.852 million at December 31, 2007. The current level of loans is an increase of 5.3% from the December 31, 2006, level of $843.834 million. As the table below indicates, the increase is related to growth in Commercial and Consumer loans. The categories related to residential real estate lending, Real estate and Mortgage warehouse, declined during 2007.

(dollar amounts in thousands)			Dollar	Percent
December 31	2007	2006	Change	Change

Real estate loans
1 - 4 family	$206,914	$214,031	$(7,117)	(3.33)%
Other	9,105	8,204	901	10.98

Total	216,019	222,235	(6,216)	(2.80)

Commercial loans
Working capital and equipment	154,459	128,500	25,959	20.20
Real estate, including agriculture	141,733	131,103	10,630	8.11
Tax exempt	3,809	3,861	(52)	(1.35)
Other	7,534	7,993	(459)	(5.74)

Total	307,535	271,457	36,078	13.29

Consumer loans
Auto	174,331	125,542	48,789	38.86
Recreation	7,074	8,862	(1,788)	(20.18)
Real estate/home improvement	41,684	43,590	(1,906)	(4.37)
Home equity	59,131	54,527	4,604	8.44
Unsecured	1,979	1,979	—	—
Other	2,874	3,375	(501)	(14.84)

Total	287,073	237,875	49,198	20.68

Mortgage warehouse loans
Prime	69,894	53,547	16,347	30.53
Sub-Prime	8,331	58,720	(50,389)	(85.81)

Total	78,225	112,267	(34,042)	(30.32)

Grand total	$888,852	$843,834	$45,018	5.33%

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
Real Estate Loans
Real estate loans totaled $216.019 million or 24.3% of total loans as of December 31, 2007, compared to $222.235 million or 26.3% of total loans as of December 31, 2006. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2007, $58.809 million in home equity lines of credit compared to $54.527 million at December 31, 2006. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 4 of the consolidated financial statements.
Residential real estate lending is a highly competitive business. As of December 31, 2007, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	2007			2006
		Percent of			Percent of
(dollar amounts in thousands)	Amount	Portfolio	Yield	Amount	Portfolio	Yield

Fixed rate
Monthly payment	$41,491	19.21%	6.47%	$46,301	20.84%	6.35%
Biweekly payment	2,663	1.23	6.49	3,047	1.37	6.45

Adjustable rate
Monthly payment	171,845	79.55	5.90	172,860	77.78	5.72
Biweekly payment	20	.01	7.79	27	.01	7.50

Total	$216,019	100.00%	6.03%	$222,235	100.00%	5.88%

During 2007 and 2006, approximately $135 million and $96 million, respectively, of residential mortgages were sold into the secondary market.
In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. During 2006 Horizon sold a large portion of its mortgage servicing business. The unpaid principal balances and number of loans serviced for others totaled approximately $26,191,000 and 324 and $23,702,000 and 279 at December 31, 2007 and 2006, respectively.
The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2007, totaled approximately $269,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

(dollar amounts in thousands)	2007	2006	2005

Mortgage Servicing Rights
Balances, January 1	$28	$1,278	$1,473
Servicing rights capitalized	79	83	239
Amortization of servicing rights	(51)	(251)	(434)
Servicing rights sold	—	(862)	—

	276	248	1,278
Impairment allowance	(7)	(3)	(44)

Balances, December 31	$269	$245	$1,234

Commercial Loans
Commercial loans totaled $307.535 million, or 34.6% of total loans as of December 31, 2007, compared to $271.457 million, or 32.1% as of December 31, 2006.

Commercial loans consisted of the following types of loans at December 31:

	2007			2006
			Percent of			Percent of
(dollar amounts in thousands)	Number	Amount	Portfolio	Number	Amount	Portfolio

SBA guaranteed loans	17	$3,863	1.26%	20	$4,321	1.60%
Municipal government	26	3,809	1.24	42	3,861	1.42
Lines of credit	346	59,025	19.19	395	49,549	18.25
Real estate and equipment term loans	959	240,838	78.31	997	213,726	78.73

Total	1,350	$307,535	100.00%	1,454	$271,457	100.00%

Consumer Loans
Consumer loans totaled $287.073 million, or 32.3% of total loans as of December 31, 2007, compared to $237.875 million, or 28.2% as of December 31, 2006. The total consumer loan portfolio increased 20.7% in 2007. The growth in consumer loans came from the indirect automobile segment of the portfolio as Horizon continued to expand its dealer network in southwest Michigan and north central Indiana that started in 2006 and into Northern Illinois in 2007. The Illinois indirect program was begun in the first quarter with the intent to sell the loans originated. Due to changes in economic conditions, efforts to sell these loans were unsuccessful and the program was terminated during the third quarter. Approximately $25 million of loans were originated under this program. These loans remain on Horizon’s books and are generally performing as agreed. Direct consumer loans, mostly consisting of home equity term and revolving loans, were relatively stable in 2007.
Mortgage Warehouse Loans
Horizon’s mortgage warehousing business line has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale under SFAS 140 paragraph 9 (c) and therefore is accounted for as a secured borrowing with pledge of collateral under paragraph 12 of SFAS 140 pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to payoff the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is recorded when collected and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.
Based on the agreements with each mortgage company, at any time a mortgage company can repurchase from Horizon their outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company repurchase an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the sales commitment and the mortgage company would not be able to repurchase its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

Allowance and Provision for Loan Losses/Critical Accounting Policy
At December 31, 2007, the allowance for loan losses was $9.791 million, or 1.10% of total loans outstanding, compared to $8.738 million, or 1.03% at December 31, 2006. During 2007, the provision for loan losses totaled $3.068 million compared to $905 thousand in 2006. The need for an additional provision is a direct result of deterioration of loan quality in the wholesale mortgage (which total approximately $8.0 million) and indirect automobile portfolios.
In December, Horizon discovered a $189 thousand fraudulent loan in the wholesale mortgage portfolio. This, combined with three other delinquent wholesale mortgage loans, prompted Horizon to conduct an internal review of the portfolio. This review included approximately 65% of the portfolio and, while no additional fraudulent loans were detected, the review resulted in a specific allocation of over $1.400 million of the total allowance to this portfolio. The allocation included a combination of specific reserves assigned to certain loans as well as an amount based on Horizon’s recent loss history and national charge off statistics of sub-prime mortgage loans.
Horizon’s analysis of the indirect loan portfolio gave added weight to recent charge off history plus a comparison of current credit scores compared to original credit scores on approximately 65% of the borrowers in this portfolio. Original credit scores had only six percent of the borrowers at or below a 624 credit score. The recent analysis indicated that 19% of these borrowers now have credit scores of 624 or below. Based on this analysis, Horizon increased its allocation of the allowance by $500 thousand for future indirect loan losses.
Despite the increased allowance, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2007.
Nonperforming Loans
Nonperforming loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning nonperforming loans to an earning asset basis. Nonperforming loans for the previous three years ending December 31 are as follows:

(dollar amounts in thousands)	2007	2006	2005

Nonperforming loans	$2,949	$2,625	$1,822
Nonperforming loans total 31% of the allowance for loan losses at December 31, 2007, compared to 30% and 22% of the allowance for loan losses on December 31, 2006 and 2005, respectively.
A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral. (See Note-4 of the audited financial statements for further discussion of impaired loans)

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1 — 4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Other real estate owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

(dollar amounts in thousands)	2007	2006	2005

Other real estate owned	$238	$75	$23
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are superior to those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $893.664 million at December 31, 2007, compared to $913.973 million at December 31, 2006, or a decrease of 2.2%. Average deposits and rates by category for the pervious three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the Year
	Year Ended December 31			Ended December 31
(dollar amounts in thousands)	2007	2006	2005	2007	2006	2005

Noninterest-bearing demand deposits	$76,530	$78,654	$73,501
Interest-bearing demand deposits	202,453	178,773	165,767	2.73%	2.43%	1.44%
Savings deposits	31,431	34,637	38,231	.28	.28	.36
Money market	112,266	139,177	143,652	3.30	3.28	2.37
Time deposits	402,287	387,365	320,014	4.75	4.37	3.42

Total deposits	$824,967	$818,606	$741,165

Horizon continually revises and enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets. These product changes caused the changes in the average balances and rates paid as displayed in the table above.
Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2007:

(dollar amounts in thousands)
Due in three months or less	$82,417
Due after three months through six months	53,390
Due after six months through one year	38,751
Due after one year	53,223
Interest expense on time certificates of $100,000 or more was approximately $5.134 million, $5.533 million and $2.059 million for 2007, 2006 and 2005, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2007, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
Contractual Obligations

		Within One	One to	Three to	After Five
(dollar amounts in thousands)	Total	Year	Three Years	Five Years	Years

Deposits	$893,664	$795,469	$78,353	$19,329	$513
Long-term debt obligations (1)	212,756	762	80,880	60,837	70,277
Subordinated debentures (2)	27,837	—	—	—	27,837

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 10 in Horizon’s Consolidated Financial Statements.

(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisition of Alliance. See Note 11 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
		Greater
	Within One	Than One
	Year	Year

Letters of credit	$1,617	$312
Unfunded loan commitments	90,063	51,666

Shareholder Value Plan
During 2001, Horizon initiated a Shareholder Value Plan. The Plan is a comprehensive strategic plan to broaden and improve the market for Horizon’s common stock with local community investors who have a long-term, personal interest in helping Horizon remain an independent community bank. It includes improved communications with stockholders and customers as well as efforts to improve the marketability of its common stock. During the fourth quarter of 2001, two important components of the Shareholder Value Plan were completed. These included a 3-for-1 stock split and the listing of Horizon’s stock on the NASDAQ Capital Market (formerly named the NASDAQ SmallCap Market) and effective February 1, 2007, Horizon is listed on Nasdaq Global Market. Before this, Horizon’s stock was traded on the Bulletin Board. A dividend reinvestment plan was implemented in early 2002 and the quarterly per share dividend was increased to $.102/3 in the fourth quarter of 2002. In October of 2003, Horizon’s Board of Director’s declared a 3-for-2 stock split and in December of 2003 increased the dividend to $.12. In December 2004, the Board of Director’s increased the quarterly dividend to $.13 per share and to $.14 per share and $.15 per share in December 2005 and June 2007 respectively.
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2007. Stockholders’ equity totaled $70.645 million as of December 31, 2007, compared to $61.877 million as of December 31, 2006. At year-end 2007, the ratio of stockholders’ equity to assets was 5.61% compared to 5.06% for 2006. Horizon’s capital increased during the year 2007 as a result of increased earnings, net of dividends declared, exercise of stock options net of tax, improvement in unrealized gain (loss) on securities available for sale and the amortization of unearned compensation.
Horizon declared dividends in the amount of $.59 per share in 2007, and $.56 per share in 2006 and $.53 per share in 2005. The dividend payout ratio (dividends as a percent of net income) was 24% during 2007 and 2006 and 23% during 2005. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.
In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II issued $10.310 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and are being amortized to the first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III issued $12.372 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% and mature on January 30, 2037, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.
The Company assumed additional debentures as the result of the acquisition of Alliance in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.155 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65%, mature in June 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. At December 31, 2007, $6.049 million of the $27.837 million in securities were not included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
As of December 31, 2007, management is not aware of any recommendations by banking regulatory authorities, which, if they were to be implemented, would have or are reasonably likely to have a material effect on Horizon’s liquidity, capital resources or operations.
Results of Operations
Net Income
Consolidated net income was $8.140 million or $2.51 per diluted share in 2007, $7.484 million or $2.33 per diluted share in 2006 and $7.091 million or $2.24 per share in 2005.

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

		2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
(dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-bearing assets
Loans — total (1) (3)	$853,314	$63,619	7.45%	$785,448	$57,282	7.29%	$640,758	$44,749	6.98%
Taxable investment securities, including FRB and FHLB stock	169,295	8,121	4.80	190,670	8,348	4.38	244,495	9,610	3.93
Nontaxable investment securities (2)	74,222	3,061	4.12	65,773	2,796	4.25	54,806	2,372	4.32
Interest-bearing balances and money market investments (4)	2,602	125	4.80	4,469	153	3.42	1,177	38	3.23
Federal funds sold	2,854	142	4.97	1,890	101	5.34	755	24	3.18

Total interest-earning assets	1,102,287	75,068	6.81	1,048,250	68,680	6.55	941,991	56,793	6.03

Noninterest-earning assets
Cash and due from banks	20,312			21,525			19,610
Allowance for loan losses	(8,680)			(8,723)			(7,615)
Other assets	66,481			57,053			46,127

Total assets	$1,180,400			$1,118,105			$1,000,113

Liabilities and Stockholders’ Equity
Interest-bearing liabilities Savings deposits	$31,431	88	.28%	$34,637	96	.28%	$38,231	139	.36
Money market	112,266	3,701	3.30	139,177	4,559	3.28	143,652	3,414	2.37
Interest-bearing demand deposits	202,453	5,531	2.73	178,773	4,164	2.33	165,767	2,385	1.44
Time deposits	402,287	19,122	4.75	387,365	16,915	4.37	320,014	10,934	3.42
Short-term borrowings	72,920	2,930	4.02	78,747	2,035	2.58	45,517	1,573	3.46
Long-term debt	209,419	10,888	5.20	157,179	9,366	5.95	155,393	7,475	4.81

Total interest-bearing liabilities	1,030,776	42,260	4.10	975,878	37,135	3.81	868,574	25,920	2.98

Noninterest-bearing liabilities Demand deposits	76,530			78,654			73,501
Other liabilities	6,870			6,138			6,153
Stockholders’ equity	66,224			57,435			51,885

Total liabilities and stockholders’ equity	$1,180,400			$1,118,105			$1,000,113

Net interest income		$32,808			$31,545			$30,873

Net interest income as a percent of interest earning assets			2.98%			3.01%			3.28%

(1)	Nonaccruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(2)	Yields are not presented on a tax-equivalent basis.

(3)	Loan fees and late fees included in interest on loans aggregated $ 3,296,000, $3,470,000 and $3,246,000 in 2007, 2006 and 2005 respectively.

(4)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2007.

	2007 - 2006			2006 - 2005
	Increase/(Decrease)			Increase/(Decrease)
		Change	Change		Change	Change
	Total	Due to	Due to	Total	Due to	Due to
(dollar amounts in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Loans — total	$6,337	$5,037	$1,300	$12,533	$10,479	$2,054
Taxable investment securities	(227)	(984)	757	(1,310)	(2,281)	971
Nontaxable investment securities	265	350	(85)	424	467	(43)
Interest-bearing balances and money market investments	(28)	(77)	49	115	113	2
Federal funds sold	41	48	(7)	77	53	24

Total interest income	6,388	4,375	2,013	11,839	8,831	3,008

Interest Expense
Savings deposits	(8)	(9)	1	(43)	(12)	(31)
Money market	(858)	(887)	29	1,145	(109)	1,254
Interest-bearing demand deposits	1,367	593	774	1,779	200	1,579
Time deposits	2,207	669	1,538	5,981	2,577	3,404
Short-term borrowings	895	(160)	1,055	462	933	(471)
Long-term debt	1,522	2,826	(1,304)	1,843	87	1,756

Total interest expense	5,125	3,032	2,093	11,167	3,676	7,491

Net Interest Earnings	$1,263	$1,343	$(80)	$672	$5,155	$(4,483)

Horizon’s average earning assets were $1,102.287 million in 2007 compared to $1,048.250 million in 2006 and $941.991 million in 2005. The net interest margin for 2007 was 2.98% compared to 3.01% and 3.28% in 2006 and 2005, respectively. Short-term interest rates began to increase in the third quarter of 2004 and continued through 2005 until June of 2006. Short-term interest remained relatively stable until the fourth quarter of 2007 at which point they began to decline.
Horizon’s net interest margin declined three basis points for 2007 compared to 2006. During 2006, low yielding investment securities were sold and the proceeds were reinvested in higher yielding securities, which improved the yield on the investment portfolio. Increases in commercial and consumer loans improved the yield on the total loan portfolio. These caused an increase in yield on total earning assets. Offsetting this was were increases in the cost of short term funding from both negotiable certificates of deposit and short term borrowings. The cost of long term debt increased due to maturities of certain debt at low yields which were replaced with higher costing debt. Average loans outstanding during 2007 showed growth from 2006, however, the total growth was limited due to a decline in mortgage warehouse loans caused by a slow down in the residential lending market. Changes in the mix of the loan portfolio is shown in the following table.

(dollar amounts in thousands)	2007	2006	2005

Commercial loans	$291,656	$267,263	$234,971
Mortgage warehouse loans	70,279	96,334	108,298
Real estate loans	228,466	201,756	123,815
Installment loans	262,913	220,095	173,674

Total average loans outstanding	$853,314	$785,448	$640,758

Average commercial loans grew nearly 9%, consumer loans increased by over 19% and residential real estate loans increased by over 12%. Commercial loan growth came from nonresidential commercial real estate loans. Average consumer loans grew as a result of expansion of indirect lending into southwest Michigan and north central Indiana. Average consumer loans increased due to indirect loans originated within Horizon’s normal market area, which are held in the portfolio, as well as approximately $24 million of indirect loans originated in the suburban Chicago market. Horizon terminated its Illinois indirect loan operation in October of 2007. Mortgage loans, while showing an increase in average balance, have declined since the end of 2006. This was intentional as Horizon shifts its emphasis to more traditional commercial and consumer banking lines of business. The decline in mortgage demand caused mortgage warehouse loans to decrease by over 27%.
Average interest-bearing deposits increased by over 11% during 2007. Short-term deposit rates increased due to a higher concentration of deposits in higher cost deposit products. The overall cost of time deposits increased as maturing certificates of deposit renewed at higher rates and a greater reliance on higher cost short term negotiable certificates of deposit.
The increase in net interest income during 2007 and 2006 is primarily the result of increased earning assets. The increase in net interest income resulting from increased earning assets was partially offset by declines in the net interest margin.
Non-interest Income
The major components of non-interest income consist of service charges on deposit accounts, gain on sale of loans and fiduciary fees. Service charges on deposit accounts are based upon: a) recovery of direct operating expenses associated with providing the service, b) allowing for a profit margin that provides an adequate return on assets and stockholders’ equity and c) competitive factors within the Bank’s markets. Service charges on deposits were $3.469 million, $3.102 million and $2.966 million, for 2007, 2006 and 2005, respectively.
Gain on sale of loans was $2.566 million for 2007, $1.681 million for 2006 and $1.756 million in 2005. Horizon has sold between 50% and 60% of its residential mortgage loan production in 2005 and 2006. In 2007 Horizon sold approximately 77% of its residential mortgage loan production. The loans retained are predominantly adjustable rate mortgage loans. During 2007, Horizon sold $135 million of current production of residential mortgage loans into the secondary market compared to $96 million in 2006 and $98 million in 2005.
Fiduciary fees were $3.556 million in 2007 compared to $3.100 million in 2006 and $2.748 million in 2005. Fiduciary income increased due to an increase in assets under administration, additional income from the ESOP line of business and a fee increase implemented in January of 2007.
Non-interest Expense
Non-interest expense totaled $31.144 million in 2007 compared to $30.455 million in 2006 and $29.129 million in 2005.
Salaries and benefits increased 4.4% during 2007 compared to a decrease of .6% during 2006. Incentive compensation accruals for various Horizon employees were reduced during the fourth quarter of 2006, as incentive targets were not met, while normal incentive compensation accruals continued all of 2007 as incentive targets were met. The reduction to the incentive accruals in 2006 is the main cause of the increase in salaries and employee benefits in 2007. The staff reductions, which took place in 2006 and 2007, are now favorably impacting compensation expense. The staff reductions in 2006 were accomplished through normal attrition and were the result of an efficiency study. The staff reduction in 2007 was the result of a reduction in force by eliminating certain positions. The 2007 expense includes approximately $262 thousand of severance benefits paid to the terminated employees. The ongoing annual impact of the 2007 staff reductions will be approximately $1.5 million.

Total other expenses, excluding salaries and benefits, decreased .4% in 2007 and increased 11.2% in 2006. During 2006 other expenses were impacted by a full year of additional costs related to the acquisition of Alliance including expenses relative to the operation of the additional branches, and the amortization of the core deposit intangible acquired in the acquisition. 2006 was also impacted by an increase in the deferred loan fees being amortized over the life of the loan. Efforts to maintain non-interest expenses at current levels were successful. Professional fees declined due to a reduction in legal fees.
Income Taxes
Income tax expense totaled $2.727 million in 2007 compared to $2.838 million in 2006 and $2.945 million in 2005. The effective tax rate was 25.1%, 27.5% and 29.3% for 2007, 2006 and 2005, respectively. The decrease in the effective tax rate was due to an increase in the percentage of tax-exempt income to pre-tax income.
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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At December 31, 2007, Horizon has available approximately $171.2 million in available credit from various money center banks, including the FHLB. During 2007, cash flows were generated primarily from proceeds from borrowings of $185.0 million and sales, maturities, and prepayments of investment securities of $62.5 million. Cash flows were used to purchase investments totaling $56.5 million, increase loans $47.8 million and repay debt $100.5 million. The net cash and cash equivalent position decreased by $3.8 million during 2007.
Interest Sensitivity
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. At December 31, 2007, the amount of assets that reprice within one year were 103% of liabilities that reprice within one year. At December 31, 2006, the amount of assets that reprice within one year were approximately 96% of the amount of liabilities that reprice within the same time period.

	Rate Sensitivity
		> 3 Months
	3 Months or	and < 6	> 6 Months	Greater Than
	Less	Months	and < 1 Year	1 Year	Total

Loans	$270,683	$82,169	$115,202	$429,211	$897,265
Federal funds sold	35,314	—	—	—	35,314
Interest-bearing balances with Banks	249	—	—	—	249
Investment securities and FRB and FHLB stock	22,954	10,259	13,579	200,508	247,300
Other assets	22,931	—	—	55,815	78,746

Total assets	$352,131	$92,428	$128,781	$685,534	$1,258,874

	Rate Sensitivity
		> 3 Months
	3 Months or	and < 6	> 6 Months	Greater Than
	Less	Months	and < 1 Year	1 Year	Total

Noninterest-bearing deposits	$6,959	$6,959	$11,614	$58,565	$84,097
Interest-bearing deposits	210,485	148,059	129,524	321,499	809,567
Borrowed funds	33,799	1,916	8,812	242,161	286,688
Other liabilities	—	—	—	7,877	7,877
Stockholders’ equity	—	—	—	70,645	70,645

Total liabilities and stockholders’ equity	$251,243	$156,934	$149,950	$700,747	$1,258,874

GAP	$100,888	$(64,506)	$(21,169)	$(15,213)

Cumulative GAP	$100,888	$36,382	$15,213
Included in the GAP analysis are certain interest-bearing demand accounts and savings accounts. These interest-bearing accounts are subject to immediate withdrawal. However, Horizon considers approximately 58% of these deposits to be insensitive to gradual changes in interest rates and generally to behave like deposits with longer maturities based upon historical experience.
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

The table, which follows, provides information about Horizon’s financial instruments that are sensitive to changes in interest rates as of December 31, 2007. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.
Horizon had no derivative financial instruments or trading portfolio as of December 31, 2007.

Quantitative Disclosure of Market Risk

						2013 and		Fair Value
	2008	2009	2010	2011	2012	Beyond	Total	12/31/07

Rate-sensitive assets
Fixed interest rate loans	$176,129	$94,934	$63,179	$41,398	$24,662	$25,757	$426,059	$428,991
Average interest rate	7.22%	7.59%	7.88%	8.16%	8.34%	7.59%	7.58%
Variable interest rate loans	291,924	62,478	50,792	41,773	15,767	8,472	471,206	483,650
Average interest rate	7.06%	6.20%	6.25%	6.39%	6.55%	6.17%	6.77%
Total loans	468,053	157,412	113,971	83,171	40,429	34,229	897,265	912,641
Average interest rate	7.12%	7.04%	7.15%	7.27%	7.64%	7.24%	7.15%
Securities, including FRB and FHLB stock	46,793	23,188	23,089	21,903	27,040	105,287	247,300	247,300
Average interest rate	4.83%	4.92%	5.18%	5.22%	4.49%	4.58%	4.76%
Other interest-bearing assets	35,563						35,563	35,563
Average interest rate	2.30%						2.30%
Total earnings assets	550,409	180,600	137,060	105,074	67,469	139,516	1,180,128	1,195,504
Average interest rate	7.32%	6.29%	6.26%	6.26%	6.30%	5.09%	6.60%

Rate-sensitive liabilities
Noninterest-bearing deposits	$25,533	$17,780	$12,382	$8,623	$6,005	$13,774	$84,097	$84,097
NOW accounts	100,361	28,285	20,551	15,181	10,616	55,580	230,574	229,914
Average interest rate	3.43%	2.27%	2.19%	2.15%	2.00%	2.12%	2.71%
Savings and money market accounts	36,785	26,921	19,234	13,634	9,636	23,691	129,901	128,310
Average interest rate	2.33%	2.38%	2.39%	2.40%	2.41%	2.39%	2.37%
Certificates of deposit	350,897	53,731	24,623	11,034	8,295	512	449,092	450,797
Average interest rate	4.75%	4.48%	4.85%	4.63%	4.14%	1.00%	4.71%
Total deposits	513,576	126,717	76,790	48,472	34,552	93,557	893,664	893,118
Average interest rate	4.08%	2.91%	2.74%	2.40%	2.28%	1.87%	3.41%
Fixed interest rate borrowings	5,789	65,465	45,415	30,375	30,462	35,277	212,783	219,728
Average interest rate	3.61%	4.71%	5.12%	5.03%	5.07%	3.97%	4.74%
Variable interest rate borrowings	73,906						73,906	73,906
Average interest rate	3.93%						3.93%
Total funds	593,271	192,182	122,205	78,847	65,014	128,834	1,180,353	1,186,752
Average interest rate	4.06%	3.53%	3.62%	3.41%	3.59%	2.44%	3.68%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under this item is incorporated by reference to the information appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Horizon Bancorp
Consolidated Financial Statements

Horizon Bancorp
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

December 31	2007	2006

Assets
Cash and due from banks	$19,714	$52,311
Interest-bearing demand deposits	1	1
Federal funds sold	35,314	6,500

Cash and cash equivalents	55,029	58,812
Interest-bearing deposits	249	898
Investment securities, available for sale	234,675	243,078
Loans held for sale	8,413	13,103
Loans, net of allowance for loan losses of $9,791 and $8,738	879,061	835,096
Premises and equipment	24,607	23,394
Federal Reserve and Federal Home Loan Bank stock	12,625	12,136
Goodwill	5,787	5,787
Other intangible assets	2,068	2,412
Interest receivable	5,897	6,094
Cash value life insurance	22,384	13,464
Other assets	8,079	8,156

Total assets	$1,258,874	$1,222,430

Liabilities
Deposits
Noninterest bearing	$84,097	$81,949
Interest bearing	809,567	832,024

Total deposits	893,664	913,973
Borrowings	258,852	199,793
Subordinated debentures	27,837	40,209
Interest payable	2,439	1,771
Other liabilities	5,437	4,807

Total liabilities	1,188,229	1,160,553

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value Authorized, 1,000,000 shares No shares issued
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 5,011,656 and 4,998,106 shares	1,114	1,111
Additional paid-in capital	25,638	25,229
Retained earnings	60,982	54,196
Accumulated other comprehensive income (loss)	63	(1,507)
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)

Total stockholders’ equity	70,645	61,877

Total liabilities and stockholders’ equity	$1,258,874	$1,222,430

See notes to consolidated financial statements

Horizon Bancorp
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

Years Ended December 31	2007	2006	2005

Interest Income
Loans receivable	$63,618	$57,282	$44,749
Investment securities
Taxable	8,389	8,602	9,720
Tax exempt	3,061	2,796	2,372

Total interest income	75,068	68,680	56,841

Interest Expense
Deposits	28,442	25,734	16,374
Federal funds purchased and short-term borrowings	2,930	2,035	1,210
Long-term borrowings	8,575	7,100	6,789
Subordinated debentures	2,313	2,266	1,595

Total interest expense	42,260	37,135	25,968

Net Interest Income	32,808	31,545	30,873
Provision for loan losses	3,068	905	1,521

Net Interest Income After Provision for Loan Losses	29,740	30,640	29,352

Other Income
Service charges on deposit accounts	3,469	3,102	2,966
Wire-transfer fee income	357	396	438
Fiduciary activities	3,556	3,100	2,748
Commission income from insurance agency	—	—	46
Gain on sale of loans	2,566	1,681	1,756
Gain on sale of mortgage servicing rights	—	656	—
Increase in cash surrender value of life insurance	920	470	487
Gain (loss) on sale of securities available for sale	2	(764)	4
Other income	1,401	1,496	1,368

Total other income	12,271	10,137	9,813

Other Expenses
Salaries and employee benefits	17,154	16,433	16,518
Net occupancy expenses	2,418	2,338	2,217
Data processing and equipment expenses	2,516	2,560	2,342
Professional fees	1,169	1,386	1,225
Outside services and consultants	1,022	1,100	1,064
Loan expenses	2,106	1,952	1,427
Other expenses	4,759	4,686	4,336

Total other expenses	31,144	30,455	29,129

Income Before Income Tax	10,867	10,322	10,036
Income tax expense	2,727	2,838	2,945

Net Income	$8,140	$7,484	$7,091

Basic Earnings Per Share	$2.54	$2.36	$2.31

Diluted Earnings Per Share	$2.51	$2.33	$2.24
See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands)

					Restricted	Accumulated
		Additional			Stock,	Other
	Common	Paid-in	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Income	Earnings	Compensation	Income (Loss)	Stock	Total

Balances, January 1, 2005	$1,062	$22,729		$43,092	$(972)	$894	$(16,373)	$50,432
Net income			$7,091	7,091				7,091
Other comprehensive loss, net of tax, unrealized holding losses on securities			(3,747)			(3,747)		(3,747)

Comprehensive income			$3,344

Cash dividends ($.53 per share)				(1,660)				(1,660)
Exercise of stock options	30	916						946
Tax benefit related to stock options		907						907
Purchase treasury stock							(651)	(651)
Amortization of unearned compensation					212			212

Balances, December 31, 2005	1,092	24,552		48,523	(760)	(2,853)	(17,024)	53,530
Net income			$7,484	7,484				7,484
Other comprehensive loss, net of tax, unrealized holding gains on securities, net of reclassification adjustment			1,346			1,346		1,346

Comprehensive income			$8,830

Cash dividends ($.56 per share)				(1,811)				(1,811)
Reclassification of restricted stock, unearned compensation to paid-in capital upon adoption of SFAS 123 (R)		(760)			760
Exercise of stock options	19	716						735
Tax benefit related to stock options		469						469
Stock option expense		40						40
Purchase treasury stock							(128)	(128)
Amortization of unearned compensation		212						212

Balances, December 31, 2006	1,111	25,229		54,196	—	(1,507)	(17,152)	61,877
Net income			$8,140	8,140				8,140
Other comprehensive income, net of tax, unrealized holding gains on securities, net of reclassification adjustment			1,570			1,570		1,570

Comprehensive income			$9,710

Adjustment to accrued income taxes upon adoption of financial interpretation 48				563				563
Cash dividends ($.59 per share)				(1,917)				(1,917)
Issuance of restricted stock	2	(2)
Exercise of stock options	3	132						135
Tax benefit related to stock options		68						68
Stock option expense		53						53
Reversal of compensation expense for forfeiture of non-vested shares	(2)	(82)						(84)
Amortization of unearned compensation		240						240

Balances, December 31, 2007	$1,114	$25,638		$60,982	$—	$63	$(17,152)	$70,645

See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

Years Ended December 31	2007	2006	2005

Operating Activities
Net income	$8,140	$7,484	$7,091
Items not requiring (providing) cash
Provision for loan losses	3,068	905	1,521
Depreciation and amortization	2,278	2,471	2,281
Share based compensation	53	40	—
Premium amortization on securities available for sale	121	240	764
Mortgage servicing rights impairment (recovery)	2	(41)	(97)
Deferred income tax	(225)	(78)	174
(Gain) loss on sales of securities available for sale	(2)	764	(4)
Gain on sale of mortgage servicing rights	—	(656)	—
Gain on sale of loans	(2,566)	(1,681)	(1,756)
Proceeds from sales of loans	135,436	95,471	98,150
Loans originated for sale	(128,180)	(104,453)	(94,998)
(Gain) loss on sale of other real estate owned	(10)	4	(38)
(Gain) loss on sale of premises and equipment	10	16	(22)
Tax benefit of options exercised	(68)	(469)	(907)
Increase in cash surrender value of life insurance	(920)	(470)	(487)
Net change in
Interest receivable	197	(281)	(596)
Interest payable	668	108	497
Other assets	(670)	536	912
Other liabilities	648	(879)	(1,269)

Net cash provided by (used in) operating activities	17,980	(969)	11,216

Investing Activities
Net change in interest-bearing deposits	649	14,837	(10,048)
Purchases of securities available for sale	(51,822)	(91,791)	(38,417)
Proceeds from maturities, calls and principal repayments of securities available for sale	34,546	33,695	54,071
Proceeds from sales of securities available for sale	27,973	91,265	7,150
Purchase of FRB and FHLB stock, net of redemption	(539)	(81)	(712)
Proceeds from sale of mortgage servicing rights	—	1,273	—
Proceeds from sale of Federal Home loan Bank Stock	50	928	—
Net change in loans	(47,773)	(112,203)	(83,118)
Proceeds from sale of fixed assets	—	1	723
Recoveries on loans previously charged-off	722	608	527
Proceeds from sale of other real estate owned	768	44	409
Purchases of premises and equipment	(3,001)	(3,877)	(1,421)
Purchase of trust preferred securities	—	(372)	—
Purchase of bank owned life insurance	(8,000)	—	—
Acquisition, net of cash acquired	—	—	(2,901)

Net cash used in investing activities	(46,427)	(65,673)	(73,737)

Horizon Bancorp
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

Years Ended December 31	2007	2006	2005
(Continued)
Financing Activities
Net change in
Deposits	$(20,309)	$58,407	$126,213
Repurchase agreements and note payable	39,222	(7,183)	(2,256)
Proceeds from long-term borrowings	220,000	250,000	107,000
Repayment of long-term borrowings	(200,163)	(226,657)	(146,982)
Proceeds from issuance of trust preferred securities	—	12,372	—
Redemption of trust preferred securities	(12,372)	—	—
Dividends paid	(1,917)	(1,811)	(1,660)
Exercise of stock options	135	735	946
Tax benefit of options exercised	68	469	907
Purchase of treasury stock	—	(128)	(651)

Net cash provided by financing activities	24,664	86,204	83,517

Net Change in Cash and Cash Equivalents	(3,783)	19,562	20,996

Cash and Cash Equivalents, Beginning of Year	58,812	39,250	18,254

Cash and Cash Equivalents, End of Year	$55,029	$58,812	$39,250

Additional Cash Flows Information
Interest paid	$41,592	$36,960	$25,281
Income tax paid	2,630	1,530	1,870
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
The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking. The Bank has three active wholly owned subsidiaries: Horizon Trust & Investment Management, Inc. (HTIM), Horizon Investments, Inc. (Investment Company) and Horizon Grantor Trust. HTIM offers corporate and individual trust and agency services and investment management services. Horizon Investments, Inc. manages the investment portfolio of the Bank. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Bank maintains sixteen full service facilities and one loan production office throughout Northwest Indiana and Southwest Michigan. The Bank also maintains a loan production office in Lake County Indiana. The Bank also wholly owns Horizon Insurance Services, Inc. (Insurance Agency) which is inactive, but previously offered a full line of personal insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the insurance agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.
Horizon formed Horizon Statutory Trust II in 2004 and Horizon Bancorp Capital Trust III in 2006 for the purpose of participating in Pooled Trust Preferred Stock offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005 which formed Alliance Financial Statutory Trust I (Alliance Trust). See Note 10 for further discussion regarding these previously consolidated entities that are now reported separately.
Basis of Reporting — The consolidated financial statements include the accounts of Horizon and subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.
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
Concentrations of Credit Risk — The Bank grants commercial, real estate and consumer loans to customers located primarily in Northwest Indiana and southwest Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 35% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. Residential real estate loans make up approximately 24% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 32% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 9% of the loan portfolio and are secured by residential real estate.
Mortgage Warehouse Loans — Horizon’s mortgage warehousing business line has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale under SFAS 140 paragraph 9 (c) and therefore is accounted for as a secured borrowing with pledge of collateral under paragraph 12 of SFAS 140 pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to payoff the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is recorded when collected and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.
Based on the agreements with each mortgage company, at any time a mortgage company can repurchase from Horizon their outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company repurchase an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the sales commitment and the mortgage company would not be able to repurchase its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Allowance for Loan Losses — An allowance for loan losses is maintained to absorb loan losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. Horizon’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the general allowance, specific allowances for identified problem loans and the qualitative allowance.
The general allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on a historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.
Specific allowances are established in cases where management has identified conditions or circumstances related to a credit that management believes indicate the probability that a loss will be incurred in excess of the amount determined by the application of the formula allowance.
The qualitative allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the general and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the qualitative allowance may include factors such as local, regional and national economic conditions and forecasts, concentrations of credit and changes in the composition of the portfolio.
Loan Impairment — When analysis determines a borrower’s operating results and financial condition are not adequate to meet debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally placed on non-accrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due.
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
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
Goodwill — Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $5.787 million at December 31, 2007 and 2006. A large majority of the goodwill relates to the acquisition of Alliance financial Corporation.
Income Taxes — Horizon files annual consolidated income tax returns with its subsidiaries. Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.
The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, no material liabilities for uncertain tax positions have been recorded. However, the Company reduced its liabilities for certain tax position by $563,000. This reduction was recorded as a cumulative effect adjustment to equity. The following financial statement line items for 2007 were affected by the change in accounting principle.
Trust Assets and Income — Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets since such property is not owned by Horizon.
Earnings per Common Share — Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore, the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,200,440 for 2007, 3,177,272 for 2006 and 3,067,632 for 2005. The number of shares used in the computation of diluted earnings per share is 3,243,565 for 2007, 3,217,050 for 2006 and 3,162,950 for 2005. There were 18,000 and 5,000 shares for 2007 and 2006 respectively that were excluded from diluted earnings per share, as they were anti-dilutive. There were no anti-dilutive shares for 2005.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2007, $7.787 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and short-term borrowings.
Share-Based Compensation — At December 31, 2007, Horizon has stock option plans, which are described more fully in Note 18. Effective January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has elected the modified prospective application and, as a result, has recorded approximately $53 thousand and $40 thousand for 2007 and 2006 respectively in compensation expense relating to vesting of stock options less estimated forfeitures for the 12 month period ended December 31, 2007 and 2006. Prior to adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity. Upon the adoption of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to additional paid-in capital.
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

Years Ended December 31	2005

Net income, as reported	$7,091
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(35)

Pro forma net income	$7,056

Earnings per share:
Basic – as reported	$2.31
Basic – pro forma	$2.30
Diluted – as reported	$2.24
Diluted – pro forma	$2.23
Reclassifications — Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to be comparable to 2007. These reclassifications had no effect on net income.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Recent Accounting Pronouncements
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
Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the operations of the Company.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces the FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets required, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial condition, results of operations and cash flows.
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place January 1, 2004:

Year ended December 31	2005

Net interest income	$32,884
Net income	6,111
Per Share – combined
Basic net income	$1.99
Diluted net income	1.93
Note 3 — Investment Securities

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$25,660	$560	$—	$26,220
State and municipal	86,389	906	364	86,931
Federal agency collateralized mortgage obligations	13,650	53	151	13,552
Federal agency mortgage-backed pools	108,247	253	1,129	107,371
Corporate notes	632	—	31	601

Total investment securities	$234,578	$1,772	$1,675	$234,675

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$58,595	$58	$208	$58,445
State and municipal	81,363	806	369	81,800
Federal agency collateralized mortgage obligations	11,215	19	224	11,010
Federal agency mortgage-backed pools	93,591	54	2,471	91,174
Corporate notes	632	17	—	649

Total investment securities	$245,396	$954	$3,272	$243,078

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Within one year	$5,099	$5,139
One to five years	7,457	7,588
Five to ten years	30,017	30,277
After ten years	70,108	70,748

	112,681	113,752
Federal agency collateralized mortgage obligations	13,650	13,552
Federal agency mortgage-backed pools	108,247	107,371

Totals	$234,578	$234,675

Securities with a carrying value of $116,931,000 and $78,795,000 were pledged at December 31, 2007 and 2006, respectively, to secure certain public and trust deposits and securities sold under agreements to repurchase.
Proceeds from sales of securities available for sale during 2007 were $27,973,000. Gross gains of $164,000 and gross losses of $162,000 were recognized on these sales in 2007. Proceeds from sales of securities available for sale during 2006 were $91,265,000. Gross gains of $1,247,000 and gross losses of $2,011,000 were recognized on these sales. Proceeds from the sales of securities available for sale during 2005 were $7,150,000. Gross gains of $37,000 and gross losses of $33,000 were recognized on these sales. The tax expense on net realized gains for 2007 and 2005 was $700 and $1,400 respectively. The tax benefit on net realized losses for 2006 was $267,000.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2007 and 2006, was $101,674,000 and $150,402,000, respectively, which is approximately 43% and 62% of Horizon’s available-for-sale investment portfolio. These declines primarily resulted from decreases in market interest rates.
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Horizon does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, Horizon intends and has the ability to hold them until the earlier of a recovery in fair value or maturity.
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2007
State and municipal	$21,498	$161	$11,177	$203	$32,675	$364
Federal agency collateralized mortgage obligations	2,665	22	4,995	129	7,660	151
Federal agency mortgage-backed pools	692	15	60,046	1,114	60,738	1,129

Corporate notes	601	31	—	—	601	31

Total temporarily impaired securities	$25,456	$229	$76,218	$1,446	$101,674	$1,675

	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2006
U.S. Treasury and federal agencies	$10,804	$30	$10,899	$178	$21,703	$208
State and municipal	22,354	121	10,615	248	32,969	369
Federal agency collateralized mortgage obligations	—	—	9,203	224	9,203	224
Federal agency mortgage-backed pools	1,742	10	84,785	2,461	86,527	2,471

Total temporarily impaired securities	$34,900	$161	$115,502	$3,111	$150,402	$3,272

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 4 — Loans and Allowance

December 31	2007	2006

Commercial loans	$307,535	$271,457
Mortgage warehouse loans	78,225	112,267
Real estate loans	216,019	222,235
Installment loans	287,073	237,875

	888,852	843,834
Allowance for loan losses	(9,791)	(8,738)

Total loans	$879,061	$835,096

December 31	2007	2006	2005

Allowance for loan losses
Balances, January 1	$8,738	$8,368	$7,193
Acquired through acquisition	—	—	557
Provision for losses	3,068	905	1,521
Recoveries on loans	722	608	527
Loans charged off	(2,737)	(1,143)	(1,430)

Balances, December 31	$9,791	$8,738	$8,368

Impaired loans for which the carrying value of the loans exceeded the discounted cash flows or collateral value totaled approximately $1,870,000 and $1,768,000 at December 31, 2007 and 2006, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses, totaled $345,000 and $406,000 at December 31, 2007 and 2006, respectively. The average balance of impaired loans during 2007 was $1,673,000 and $942,000 during 2006. There was $165,000, $117,000 and $63,000 of interest income recorded on the cash and accrual basis during 2007, 2006 and 2005, respectively, on impaired loans.
At December 31, 2007, loans past due more than 90 days and still accruing interest totaled approximately $87,000. At December 31, 2006, loans past due more than 90 days and still accruing interest totaled approximately $144,000. Non-accruing loans at December 31, 2007, 2006 and 2005, totaled approximately $2,862,000, $2,481,000 and $1,822,000, respectively. Interest income not recognized on these loans totaled approximately $122,000, $77,000 and $60,000 in 2007, 2006 and 2005, respectively.
Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $15,217,000 and $5,834,000, as of December 31, 2007 and 2006, respectively. During 2007, new loans or advances were $12,282,000 and loan payments were $2,899,000.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 5 — Premises and Equipment

December 31	2007	2006

Land	$7,006	$6,641
Buildings and improvements	25,453	23,565
Furniture and equipment	10,366	9,809

Total cost	42,825	40,015
Accumulated depreciation	(18,218)	(16,621)

Net	$24,607	$23,394

Note 6 — Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $26,191,000 and $23,702,000 at December 31, 2007 and 2006, respectively.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2007, totaled approximately $309,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2007	2006	2005

Mortgage Servicing Rights
Balances, January 1	$248	$1,278	$1,473
Servicing rights capitalized	79	83	239
Servicing rights sold	—	(862)	—
Amortization of servicing rights	(51)	(251)	(434)

	276	248	1,278
Impairment allowance	(7)	(3)	(44)

Balances, December 31	$269	$245	$1,234

During 2006, the Bank sold mortgage servicing rights with a book value of $862,000. The principal balance of the loans on which the servicing was sold amounted to $134,465,000. During 2007, the Bank recorded additional impairment of approximately $2,000. During 2006, the Bank recorded a gross recovery of the impairment allowance totaling approximately $41,000.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 7 — Intangible Assets
As a result of the acquisition of Alliance (Note 2) in 2005, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The Core deposit intangible is being amortized over ten years using an accelerated method. Additionally, the Company has a non-compete agreement being amortized over four years from the acquisition of a mortgage company in 2003. Amortizable intangible assets are summarized as follows:

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Core deposit intangible	$2,952	$(884)	$2,952	$(553)
Noncompete agreement	90	(90)	90	(77)

	$3,042	$(974)	$3,042	$(630)

Amortization expense for intangible assets totaled $344,000, $368,000 and $230,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization for the years ending December 31 are as follows:

2008	$317
2009	305
2010	292
2011	280
2012	269
Thereafter	605

$2,068

Note 8 — Deposits

December 31	2007	2006

Noninterest-bearing demand deposits	$84,097	$81,949
Interest-bearing demand deposits	230,574	307,147
Money market (variable rate)	100,792	129,981
Savings deposits	29,110	31,495
Certificates of deposit of $100,000 or more	227,781	151,342
Other certificates and time deposits	221,310	212,059

Total deposits	$893,664	$913,973

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Certificates and other time deposits maturing in years ending December 31 are as follows:

2008	$350,922
2009	53,731
2010	24,623
2011	11,034
2012	8,295
Thereafter	486

$449,091

Note 9 — Borrowings

December 31	2007	2006

Federal Home Loan Bank advances, variable and fixed rates ranging from 2.86% to 7.53%, due at various dates through November 15, 2024	$157,783	$137,951
Securities sold under agreements to repurchase	96,369	56,642
Notes payable	4,700	5,200

Total short-term borrowings	$258,852	$199,793

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $427,815,000. Advances are subject to restrictions or penalties in the event of prepayment. In addition, $75,200,000 of the advances outstanding at December 31, 2007 contained options with dates ranging from March 17, 2008 to April 29, 2013, whereby the interest rate may be adjusted by the Federal Home Loan Bank, at which time the advances may be repaid at the option of the Company without penalty.
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2007 and 2006 totaled $97,677,000 and $70,179,000 and the daily average of such agreements totaled $75,588,000 and $63,098,000, respectively. The agreements at December 31, 2007, mature at various dates through September 11, 2017. Securities sold under repurchase agreements totaling $20,000,000 may be cancelled at the discretion of the lender on various dates beginning on September 11, 2010.
Horizon has an unsecured $12,000,000 line of credit, of which, $4.7 million was outstanding at December 31, 2007. The line of credit is from an unrelated financial institution with interest payable quarterly at a rate indexed to LIBOR. The note matures within one year.
At December 31, 2007, the Bank has available approximately $171,167,000 in credit lines with various money center banks, including the FHLB.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Contractual maturities in years ending December 31

2008	$51,355
2009	40,125
2010	45,133
2011	30,142
2012	41,568
Thereafter	50,529

$258,852

Note 10 — Subordinated Debentures
In March of 2002, Horizon formed Horizon Statutory Trust I (Trust I), a wholly owned statutory business trust. Trust I sold $12.372 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust I and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.60% and mature on March 26, 2032, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. These securities have been called and were redeemed on March 26, 2007. Costs associated with the issuance of the securities totaling $362,000 were capitalized and were amortized to the March 26,2007 first call date of the securities.
In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.310 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and are being amortized to the first call date of the securities.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.372 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% and mature on January 30, 2037, and are noncallable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.
The Company assumed additional debentures as the result of the acquisition of Alliance in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.155 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65%, mature in June 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. At December 31, 2007, $6.049 million of the $27.837 million in securities were not included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 11 — Employee Stock Ownership Plan
Effective January 1, 2007, Horizon converted its stock bonus plan to an employee stock ownership plan (“ESOP”). Prior to that date Horizon maintained an employee stock bonus plan that covered substantially all employees. The stock bonus plan was noncontributory and Horizon made matching contributions of amounts contributed by the employees to the Employee Thrift Plan and discretionary contributions. Prior to the establishment of the employee stock bonus plan, Horizon maintained an ESOP that was terminated in 1999. The prior ESOP accounts of active employees and the discretionary accounts of active employees will remain in the new ESOP. The Matching contribution accounts under the Stock Bonus Plan will be transferred to the Horizon Bancorp Employees’ Thrift Plan.
The ESOP exists for the benefit of substantially all employees. Contributions to the ESOP are by Horizon and are determined by the Board of Directors at their discretion. The contributions may be made in the form of cash or common stock. Shares are allocated among participants each December 31 on the basis of each participant’s eligible compensation to total eligible compensation. Eligible compensation is limited to $225,000 for each participant. Dividends on shares held by the plan, at the discretion of each participant, may be distributed to an individual participant or left in the plan to purchase additional shares.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Total cash contributions and expense recorded for the ESOP was $300,000 in 2007. The expense recorded for the Stock Bonus Plan was $200,000 in 2006 and 2005.
The ESOP, which is not leveraged, owns a total of 380,332 shares of Horizon’s stock or 13.9% of the outstanding shares.
Note 12 — Employee Thrift Plan
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s expense related to the thrift plan totaled approximately $348,000 in 2007, $332,000 in 2006 and $384,000 for 2005.
Note 13 — Other Expenses

Years Ended December 31	2007	2006	2005

Supplies and printing	$452	$466	$452
Advertising	630	613	659
Communication	561	479	480
Directors fees	280	279	272
Insurance expense	430	466	509
Postage	354	340	301
Amortization of intangibles	344	367	230
Travel and entertainment	548	530	527
Other	1,160	1,146	906

Total other expenses	$4,759	$4,686	$4,336

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 14 — Income Tax

Years Ended December 31	2007	2006	2005

Income tax expense
Currently payable
Federal	$2,671	$2,381	$2,226
State	281	535	545
Deferred	(225)	(78)	174

Total income tax expense	$2,727	$2,838	$2,945

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$3,695	$3,510	$3,412
Tax exempt interest	(1,097)	(1,009)	(841)
Tax exempt income	(318)	(170)	(175)
Nondeductible and other	261	154	189
Effect of state income taxes	186	353	360

Actual tax expense	$2,727	$2,838	$2,945

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31	2007	2006

Assets
Allowance for loan losses	$3,944	$3,757
Difference in expense recognition	—	101
Director and employee benefits	829	855
Net operating loss carryforward	—	60
Tax credit carry forward	—	82
Unrealized loss on securities available for sale	—	811

Total assets	4,773	5,666

Liabilities
Depreciation	(899)	(1,062)
Difference in expense recognition	(111)	—
Federal Home Loan Bank stock dividends	(326)	(326)
Difference in basis of intangible assets	(826)	(959)
Difference in basis of assets	—	(185)
Difference in basis of liabilities	—	(5)
Unrealized gain on securities available for sale	(34)	—
Other	(178)	(110)

Total liabilities	(2,374)	(2,647)

Net deferred tax asset	$2,399	$3,019

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 15 — Other Comprehensive Income (Loss)

Years Ended December 31	2007	2006	2005

Unrealized losses on securities:
Unrealized holding gains (losses) arising during the year	$2,413	$1,307	$(5,765)
Less: reclassification adjustment for gains (losses) realized in net income	2	(764)	4

Net unrealized gains (losses)	2,415	2,071	(5,769)
Tax (expense) benefit	(845)	(725)	2,022

Other comprehensive income (loss)	$1,570	$1,346	$(3,747)

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
The Bank was required to have approximately $2,367,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2007. These balances are included in cash and cash equivalents and do not earn interest.
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
At December 31, 2007 and 2006, commitments to make loans amounted to approximately $141,729,000 and $154,686,000 and commitments under outstanding standby letters of credit amounted to approximately $1,929,000 and $3,000,000. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.
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

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2007 and 2006, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.
Horizon’s and the Bank’s actual and required capital amounts and ratios are as follows:

					Minimum Required To
					Be Well
			Minimum Required		Capitalized[1] Under
			for Capital[1]		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007

Total capital [1] (to risk-weighted assets)
Consolidated	$99,491	10.90%	$72,998	8.00%	N/A	N/A
Bank	96,448	10.58	72,923	8.00	$91,154	10.00%

Tier I capital [1] (to risk-weighted assets)
Consolidated	83,651	9.17	36,499	4.00	N/A	N/A
Bank	86,657	9.51	36,462	4.00	54,692	6.00

Tier I capital [1] (to average assets)
Consolidated	83,651	6.99	47,853	4.00	N/A	N/A
Bank	86,657	7.29	47,573	4.00	59,466	5.00

As of December 31, 2006

Total capital [1] (to risk-weighted assets)
Consolidated	$102,897	12.92%	$63,738	8.00%	N/A	N/A
Bank	89,327	11.26	63,444	8.00	$79,305	10.00%

Tier I capital [1] (to risk-weighted assets)
Consolidated	73,554	9.23	31,869	4.00	N/A	N/A
Bank	80,589	10.16	31,722	4.00	47,583	6.00

Tier I capital [1] (to average assets)
Consolidated	73,554	6.25	47,040	4.00	N/A	N/A
Bank	80,589	6.89	46,760	4.00	58,449	5.00

[1]	As defined by regulatory agencies

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 18 — Share Based Compensation
Under Horizon’s 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), which is accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (FAS 123R), Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been cancelled upon exercise of the SARs. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2007, 2006 or 2005.
A summary of option activity under the 1997 Plan as of December 31, 2007 and changes during the year then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning of year	37,520	$7.95
Exercised	(9,750)	9.44

Outstanding, end of year	27,770	$8.07	3.65	$488

Exercisable, end of year	26,870	$7.74	5.01	$481

There were no options granted during the years 2007, 2006 and 2005. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $166,613, $1,860,528 and $3,321,166, respectively.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (2003 Plan) which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon may issue up to 150,000 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limits the number of shares available to 150,000 for incentive stock options and to 75,000 for the grant of non-option awards. The shares available for issuance under the 2003 Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2003 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate of 20% per year. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period.
The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2007	2006	2005

Dividend yields	2.18%	2.14%	1.87%
Volatility factors of expected market price of common stock	20.47%	18.10%	19.97%
Risk-free interest rates	5.05%	5.20%	4.37%
Expected life of options	6 years	9 years	9 years
A summary of option activity under the 2003 Plan as of December 31, 2007, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning of year	33,000	$24.96
Granted	5,000	27.50
Exercised	(1,400)	23.56
Forfeited or expired	(7,600)	25.65

Outstanding, end of year	29,000	$25.28	7.66	$11

Exercisable, end of year	11,000	$24.34	6.95	$14

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The weighted average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $6.59, $7.12 and $7.66, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was $4,258. No options granted under the 2003 Plan were exercised in 2006.
A summary of the status of Horizon’s non-vested, restricted shares as of December 31, 2007 and 2006, is presented below:

	2007		2006
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value

Non-vested beginning of year	45,000	$23.56	45,000	$23.56
Granted	10,000	27.22	—	—
Exercised	2,400	23.56	—	—
Forfeited	7,600	23.56	—	—

Non-vested, end of year	45,000	$24.37	45,000	$23.56

All grants vest at the end of five years of continuous employment.
Total compensation cost recognized in the income statement for option-based payment arrangements during 2007 was $53,000 and the related tax benefit recognized was $21,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2006 was $40,000 and the related tax benefit recognized was $16,000. No cost was recognized for the year 2005.
Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2007, 2006 and 2005 was $240,000, $212,000 and $212,000, respectively. The recognized tax benefit related thereto was $96,000, $84,000 and $84,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $135,000, $735,000 and $946,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $68,000, $723,000 and $1,139,000, respectively, for the years ended December 31, 2007, 2006 and 2005.
As of December 31, 2007, there was $569,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 19 — FDIC One-Time Assessment Credit
Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and has received notice from the FDIC that its share of the credit is $457,534. Horizon utilized $313,911 of this credit during 2007 which reduced the Company’s FDIC insurance expense. The remaining credit of $143,623 is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2007 and 2006. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.
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
Borrowings — Rates currently available to Horizon for debt with similar terms and remaining maturities are used to estimate fair values of existing borrowings.
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
The estimated fair values of Horizon’s financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
December 31	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$55,029	$55,029	$52,312	$52,312
Interest-bearing deposits	249	249	898	898
Investment securities available for sale	234,675	234,675	243,078	243,078
Loans including loans held for sale, net	887,474	902,837	848,199	855,468
Interest receivable	5,897	5,897	6,094	6,094
Stock in FHLB and FRB	12,625	12,625	12,136	12,136

Liabilities
Noninterest-bearing deposits	84,097	84,097	81,949	81,949
Interest-bearing deposits	809,567	809,021	832,024	821,701
Borrowings	258,852	265,797	199,793	215,100
Subordinated debentures	27,837	27,860	40,209	44,032
Interest payable	2,439	2,439	1,771	1,771

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 21 — Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:
Condensed Balance Sheets

December 31	2007	2006

Assets
Total cash and cash equivalents	$71	$481
Investment securities, available for sale	—	12,024
Investment in Bank	94,602	87,307
Other assets	9,326	8,295

Total assets	$103,999	$108,107

Liabilities
Short-term borrowings	$4,700	$5,200
Subordinated debentures	27,837	40,209
Other liabilities	817	821

Stockholders’ Equity	70,645	61,877

Total liabilities and stockholders’ equity	$103,999	$108,107

Condensed Statements of Income

Years Ended December 31	2007	2006	2005

Operating Income (Expense)
Dividend income from Bank	$4,250	$5,900	$9,900
Investment income	139	91	48
Other income	—	4	—
Interest expense	(2,571)	(2,675)	(1,800)
Employee benefit expense	(509)	(433)	(412)
Other expense	(97)	(155)	(153)

Income Before Undistributed Income of Subsidiaries	1,212	2,732	7,583

Undistributed Income (Loss) of Subsidiaries	5,725	3,497	(1,435)

Income Before Tax	6,937	6,229	6,148

Income Tax Benefit	1,203	1,255	943

Net Income	$8,140	$7,484	$7,091

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Condensed Statements of Cash Flows

Years Ended December 31	2007	2006	2005

Operating Activities
Net income	$8,140	$7,484	$7,091
Items not requiring (providing) cash
Distributions in excess (equity in undistributed) net income of Bank	(5,725)	(3,497)	1,435
Change in
Income taxes receivable	(1,836)	(1,745)	—
Dividends receivable from Bank	400	(100)	(1,600)
Share based compensation	53	40	—
Reversal of compensation expense	(84)	—	—
Amortization of unearned compensation	240	212	—
Other assets	596	298	(1,348)
Other liabilities	(4)	149	(785)

Net cash provided by operating activities	1,780	2,629	4,793

Investing Activities
Purchases of securities available for sale	—	(12,024)	—
Proceeds from maturities, calls and principal repayments of securities available for sale	12,024	—	—
Investment in Bank	—	—	(8,764)
Investment in Statutory Trusts	—	(372)	—
Redemption of Statutory Trust	372	—	—
Acquisition, net of cash acquired	—	—	(2,901)

Net cash used in investing activities	12,396	(12,396)	(11,665)

Financing Activities
Dividends paid	(1,917)	(1,811)	(1,660)
Change in short-term borrowings	(500)	(2,000)	7,200
Exercise of stock options	135	735	946
Tax benefit of stock options	68	469	907
Proceeds from issuance of trust preferred securities	—	12,372	—
Redemption of trust preferred securities	(12,372)	—	—
Purchase of treasury stock	—	(128)	(651)

Net cash provided by financing activities	(14,586)	9,637	6,742

Net Change in Cash and Cash Equivalents	(410)	(130)	(130)

Cash and Cash Equivalents at Beginning of Year	481	611	741

Cash and Cash Equivalents at End of Year	$71	$481	$611

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 22 — Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2007	March 31	June 30	September 30	December 31

Interest income	$17,948	$18,566	$19,173	$19,381
Interest expense	10,312	10,524	10,914	10,510

Net interest income	7,636	8,042	8,259	8,871
Provision for loan losses	225	365	550	1,928
Net income	1,844	2,016	2,270	2,010

Earnings per share
Basic	$.58	$.63	$.71	$.63

Diluted	$.57	$.62	$.70	$.62

Average shares outstanding
Basic	3,194,309	3,200,259	3,202,341	3,204,715

Diluted	3,239,479	3,243,537	3,242,919	3,247,843

Three Months Ended 2006	March 31	June 30	September 30	December 31

Interest income	$15,663	$16,650	$17,758	$18,609
Interest expense	7,853	8,814	9,946	10,522

Net interest income	7,810	7,836	7,812	8,087
Loss on sale of securities available for sale	158	91	515	—
Provision for loan losses	380	225	120	180
Net income	1,449	1,834	1,968	2,233

Earnings per share
Basic	$.46	$.58	$.62	$.70

Diluted	$.45	$.57	$.61	$.69

Average shares outstanding
Basic	3,142,219	3,183,870	3,189,004	3,193,306

Diluted	3,203,206	3,209,294	3,211,777	3,238,648

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp
Michigan City, Indiana
We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, in 2007, the Company changed its method of accounting for income taxes.

Indianapolis, Indiana March 10, 2008

201 N. Illinois Street, Suit 700 P.O. Box 44998 Indianapolis, IN 46244-0998 317 383-400 Fax. 317 383-4200 Beyond Your Numbers
bkd.com

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
The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2007, 2006 and 2005. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp
Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)

	2007	2006	2005	2004	2003

Earnings
Net interest income	$32,808	$31,545	$30,873	$25,422	$24,151
Provision for loan losses	3,068	905	1,521	990	1,350
Total non-interest income	12,271	10,137	9,813	10,669	11,140
Total non-interest expense	31,144	30,455	29,129	25,672	24,771
Provision for income taxes	2,727	2,838	2,945	2,494	2,636

Net income	$8,140	$7,484	$7,091	$6,935	$6,534

Cash dividend declared	$1,917	$1,811	$1,660	$1,481	$1,311

Per Share Data
Net income basic	$2.54	$2.36	$2.31	$2.32	$2.19
Net income diluted	2.51	2.33	2.24	2.22	2.10
Cash dividends declared	.59	.56	.53	.49	.44
Book value at period end	21.72	19.11	17.01	16.56	15.48
Weighted average shares outstanding
Basic	3,200,440	3,177,272	3,067,632	2,993,696	2,978,161
Diluted	3,243,565	3,217,050	3,162,950	3,123,325	3,108,178

Period End Totals

Loans, net of deferred loan fees and unearned income	$888,852	$843,834	$732,734	$564,042	$447,718

Allowance for loan losses	9,791	8,738	8,368	7,193	6,909

Total assets	1,258,874	1,222,430	1,127,875	913,831	757,443

Total deposits	893,664	913,973	855,566	612,217	546,168

Total borrowings	286,689	240,002	211,470	244,668	158,585

Horizon Bancorp
Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)
(Continued)

	2007	2006	2005	2004	2003

Ratios
Loan to deposit	99.46%	93.76%	85.64%	92.76%	81.97%
Loan to total funding	75.30	76.73	68.67	65.67	63.53
Return on average assets	.69	.67	.71	.85	.88
Average stockholders’ equity to average total assets	5.61	5.14	5.19	5.90	6.01
Return on average stockholders’ equity	12.29	13.03	13.67	14.38	14.65
Dividend payout ratio (dividends divided by net income)	23.51	24.20	21.21	21.36	20.06
Price to book value ratio	118.09	143.53	166.42	162.74	184.40
Price to earnings ratio	10.21	11.77	12.24	12.14	13.12
All share and per share amounts have been adjusted for the 3-for-2 stock split declared on October 21, 2003.

Horizon Bancorp
Horizon’s Common Stock and Related Stockholders’ Matters
Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2007 and 2006.

	2007
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$28.10	$26.60	$.14

Second Quarter	27.97	26.80	.15

Third Quarter	27.52	25.75	.15

Fourth Quarter	26.40	24.40	.15

	2006
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$32.23	$26.30	$.14

Second Quarter	31.00	25.16	.14

Third Quarter	26.93	25.50	.14

Fourth Quarter	27.89	25.92	.14
There can be no assurance as to the amount of future dividends on Horizon common stock since future dividends are subject to the discretion of the Board of Directors, cash needs, general business conditions and dividends from the bank subsidiary.
The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2007, is 578.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A(T). CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Management of Horizon Bancorp is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Horizon’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2007 is effective based on the specified criteria.
Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2007, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2007.
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
Horizon has a code of ethics that applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at http://www.accesshorizon.com/.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2007.

Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	the First Column)
Equity compensation plans approved by security holders (1)	56,770	$16.86	138,802

Equity compensation plans not approved by security holders	—	—	—

Total	56,770	$16.86	138,802

(1)	Represents options granted or available under the 1997 Key Employees’ Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp and the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.
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

Horizon Bancorp Registrant
Date: March 11, 2008	By:	/s/ Craig M. Dwight
Craig M. Dwight
President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2008	By :	/s/ James H. Foglesong
James H. Foglesong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 11, 2008	/s/ Robert C. Dabagia

Robert C. Dabagia, Chairman of the Board
and Director

March 11, 2008	/s/ Craig M. Dwight

Craig M. Dwight, President and Chief
Executive Officer and Director

March 11, 2008	/s/ Susan D. Aaron

Susan D. Aaron, Director

March 11, 2008	/s/ James B. Dworkin

James B. Dworkin, Director

March 11, 2008	/s/ Charley E. Gillispie

Charley E. Gillispie, Director

Date	Signature and Title

March 11, 2008	/s/ Daniel F. Hopp

Daniel F. Hopp, Director

March 11, 2008	/s/ Robert E. McBride

Robert E. McBride, Director

March 11, 2008	/s/ Peter L. Pairitz

Peter L. Pairitz, Director

March 11, 2008	/s/ Larry N. Middleton

Larry N. Middleton, Director

March 11, 2008	/s/ Bruce E. Rampage

Bruce E. Rampage, Director

March 11, 2008	/s/ Robert E. Swinehart

Robert E. Swinehart, Director

March 11, 2008	/s/ Spero W. Valavanis

Spero W. Valavanis, Director

EXHIBIT INDEX
The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number	Description	Incorporated by Reference/Attached
1.1	Placement Agreement, dated December 15, 2006, among Horizon Bancorp, Horizon Capital Trust III and J.P. Morgan Securities Inc.	Incorporated by Reference to Exhibit 1.1 to Registrant’s Form 8-K filed December 21, 2006

2.1	Agreement of Merger and Plan of Reorganization for Horizon Bancorp and Alliance Financial Corporation	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 1, 2005

2.2	Amendment to Agreement of Merger and Plan of Reorganization for Horizon Bancorp and Alliance Financial Corporation	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 24, 2005

3.1	Articles of Incorporation of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 3to Registrant’s Form 10-Q for the Quarter Ended September 30, 2007

3.2	Amended and Restated Bylaws of Horizon Bancorp (as adopted January 21, 2003)	Incorporated by Reference to Exhibit 3.2 to Registrant’s Form 10-K for the Year Ended December 31, 2002

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed October 27, 2004

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed October 27, 2004

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006

10.1*	Supplemental Employee Retirement Plan, as amended	Attached

10.2*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Attached

10.3*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock	Attached

Exhibit
Number	Description	Incorporated by Reference/Attached
Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments

10.4*	Horizon Bancorp 2003 Omnibus Equity Incentive Plan	Incorporated by Reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders Held on May 8, 2003

10.5*	Agreement dated October 18, 1999, between Horizon Bank, N.A., and James D. Neff	Incorporated by Reference to Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2003

10.6*	Directors Deferred Compensation Plan	Incorporated by Reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2004

10.7*	Form of Change of Control Agreement for certain executive officers	Incorporated by Reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2004

10.8*	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Incorporated by Reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2004

10.9*	Form of Option Grant Agreement under 2003 Omnibus Plan	Incorporated by Reference to Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2004

10.10*	Description of Executive Officer Bonus Plan	Incorporated by Reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2004

10.11	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 27, 2004

10.12*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by Reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006

10.13*	Employment Agreement, dated July 19, 2006, among Horizon Trust & Management, N.A., Horizon Bank, Horizon Bancorp and Lawrence J. Mazur	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 21, 2006

10.14*	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July 19, 2006	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 8-K filed July 21, 2006

Exhibit
Number	Description	Incorporated by Reference/Attached
10.15*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006

10.16*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006

10.17*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006

10.18*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by Reference to Exhibit 10.1 to Registrant’s form 8-K filed July 19, 2007.

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, Llp	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of James H. Foglesong pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of James H. Foglesong Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.