Form 10-Q
period 2008-03-31
HORIZON BANCORP /IN/
filed 2008-05-15
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,252,232 at May 12, 2008.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31,
	2008	December 31,
	(Unaudited)	2007

Assets
Cash and due from banks	$48,097	$19,714
Interest-bearing demand deposits	1	1
Federal funds sold	33,000	35,314

Cash and cash equivalents	81,098	55,029
Interest-bearing deposits	3,230	249
Investment securities, available for sale	238,993	234,675
Loans held for sale	7,645	8,413
Loans, net of allowance for loan losses of $9,681 and $9,791	838,744	879,061
Premises and equipment	25,054	24,607
Federal Reserve and Federal Home Loan Bank stock	12,625	12,625
Goodwill	5,787	5,787
Other intangible assets	1,988	2,068
Interest receivable	5,704	5,897
Cash value life insurance	22,612	22,384
Other assets	6,196	8,079

Total assets	$1,249,676	$1,258,874

Liabilities
Deposits
Non-interest bearing	$74,757	$84,097
Interest bearing	807,973	809,567

Total deposits	882,730	893,664
Borrowings	255,974	258,852
Subordinated debentures	27,837	27,837
Interest payable	2,823	2,439
Other liabilities	5,641	5,437

Total liabilities	1,175,005	1,188,229

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 5,011,656 shares	1,114	1,114
Additional paid-in capital	25,705	25,638
Retained earnings	63,023	60,982
Accumulated other comprehensive income	1,981	63
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)

Total stockholders’ equity	74,671	70,645

Total liabilities and stockholders’ equity	$1,249,676	$1,258,874

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2008	2007
	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$15,367	$14,984
Investment securities:
Taxable	2,548	2,103
Tax exempt	837	861

Total interest income	18,752	17,948

Interest Expense
Deposits	6,594	7,294
Borrowed funds	2,828	2,252
Subordinated debentures	407	766

Total interest expense	9,829	10,312

Net Interest Income	8,923	7,636
Provision for loan losses	778	225

Net Interest Income after Provision for Loan Losses	8,145	7,411

Other Income
Service charges on deposit accounts	921	778
Wire transfer fees	105	94
Fiduciary activities	885	804
Gain on sale of loans	804	550
Increase in cash surrender value of Bank owned life insurance	228	232
Other income	270	407

Total other income	3,213	2,865

Other Expenses
Salaries and employee benefits	4,275	4,369
Net occupancy expenses	672	617
Data processing and equipment expenses	633	637
Professional fees	249	369
Outside services and consultants	274	259
Loan expense	600	455
Other expenses	1,324	1,150

Total other expenses	8,027	7,856

Income Before Income Tax	3,331	2,420
Income tax expense	803	576

Net income	$2,528	$1,844

Basic Earnings Per Share	$.79	$.58

Diluted Earnings Per Share	$.78	$.57
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

					Accumulated
					Other
		Additional Paid-	Comprehensive	Retained	Comprehensive
	Common Stock	in Capital	Income	Earnings	Loss	Treasury Stock	Total

Balances, December 31, 2007	$1,114	$25,638		$60,982	$63	$(17,152)	$70,645
Net income			$2,528	2,528			2,528
Other comprehensive income (loss), net of tax:
unrealized gain on securities			2,298		2,298		2,298

Unrealized loss on derivative instruments			(380)		(380)		(380)

Comprehensive income			$4,446

Amortization of unearned compensation		58					58
Stock option expense		9					9
Cash dividends ($.15 per share)				(487)			(487)

Balances, March 31, 2008	$1,114	$25,705		$63,023	$1,981	$(17,152)	$74,671

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$2,528	$1,844
Items not requiring (providing) cash
Provision for loan losses	778	225
Depreciation and amortization	583	599
Share based compensation	9	15
Mortgage servicing rights impairment (recovery)	4	(3)
Deferred income tax	1,803	(373)
Premium amortization on securities available for sale, net	39	(93)
Gain on sale of loans	(611)	(550)
Proceeds from sales of loans	37,061	42,157
Loans originated for sale	(35,682)	(44,675)
Loss on sale of premises and equipment	1	11
Increase in cash surrender value of life insurance	(228)	(232)
Tax benefit of options exercised	—	(22)
Net change in
Interest receivable	193	335
Interest payable	384	(52)
Other assets	(1,534)	898
Other liabilities	204	83

Net cash provided by operating activities	5,532	167

Investing Activities
Net change in interest-bearing deposits	(2,981)	(379)
Purchases of securities available for sale	(7,548)	(6,894)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	6,727	16,112
Net change in loans	1,817	34,998
Recoveries on loans previously charged-off	211	169
Purchases of premises and equipment	(892)	(586)
Proceeds from sale of loans transferred to held for sale	37,695	—
Gain on sale of loans transferred to held for sale	(193)	(8,000)

Net cash provided by investing activities	34,836	35,420

Financing Activities
Net change in
Deposits	(10,934)	(84,229)
Borrowings	(2,878)	23,426
Redemption of trust preferred securities	—	(12,372)
Proceeds from issuance of stock	—	66
Tax benefit of options exercised	—	22
Cumulative effect of change in accounting principle	—	563
Dividends paid	(487)	(454)

Net cash used in financing activities	(14,299)	(73,541)

Net Change in Cash and Cash Equivalent	26,069	(37,954)

Cash and Cash Equivalents, Beginning of Period	55,029	58,812

Cash and Cash Equivalents, End of Period	$81,098	$20,858

Additional Cash Flows Information
Interest paid	$9,445	$10,364
Income taxes paid	30	550
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2008 and March 31, 2007 are not necessarily indicative of the operating results for the full year of 2008 or 2007. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Form 10-K annual report for 2007 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2007 has been derived from the audited balance sheet of Horizon as of that date.
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

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Basic	3,207,232	3,194,309
Diluted	3,242,471	3,239,479
At March 31, 2008 and 2007 there were 29,000 shares and 5,000 shares respectively that were not included in the computation of diluted earnings per share because they were anti-dilutive.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2007 Annual Report to shareholders.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 — Loans

	March 31,
	2008	December 31,
	(Unaudited)	2007

Commercial loans	$305,490	$307,535
Mortgage warehouse loans	88,483	78,225
Real estate loans	172,427	216,019
Installment loans	282,025	287,073

	848,425	888,852

Allowance for loan losses	(9,681)	(9,791)

Total loans	$838,744	$879,061

Note 3 — Allowance for Loan Losses

	March 31,
	2008	March 31,
	(Unaudited)	2007

Allowance for loan losses
Balances, beginning of period	$9,791	$8,738
Provision for losses	778	225
Recoveries on loans	211	169
Loans charged off	(1,099)	(512)

Balances, end of period	$9,681	$8,620

Note 4 — Nonperforming Assets

	March 31,
	2008	December 31,
	(Unaudited)	2007

Non-performing loans	$3,118	$2,949
Other real estate owned	292	238

Total loans	$3,410	$3,187

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 — Derivative financial instruments
In the normal course of business, the Company uses various derivative financial instruments to manage its interest rate risk and market risks in accommodating the needs of its customers. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Subsequent changes in the derivatives’ fair values are recognized in earnings unless specific hedge accounting criteria are met.
Horizon has established objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. Interest rate risk is monitored via simulation modeling reports. The goal of Horizon’s asset/liability management efforts is to maintain profitable financial leverage within established risk parameters. Horizon has entered into several financial arrangements using derivatives during the first quarter of 2008 to add stability to interest income and to manage its exposure to interest rate movements.
Fair Value Hedges
Horizon enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, Horizon has entered into five interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. These agreements were entered into at the time that the individual loans were closed during the first quarter of 2008. The cumulative change in fair value of both the hedge instruments and the underlying loans is recorded in non-interest income. Since the critical terms of the hedged loans and the interest rate swap are identical, the fair value hedges are considered to be highly effective. At March 31, 2008 management has determined that there is no hedge ineffectiveness.
The notional amounts of the debt obligations being hedged was $11,423,000 at March 31, 2008 and the fair value of the interest rate swap liability at March 31, 2008 was $195,000.
Cash Flow Hedges
Through certain special purpose entities (see note 10 of item 8 in Horizon’s 2007 form 10-K) Horizon issued trust preferred debentures as part of its capital management strategy. These debentures are variable rate, which exposes Horizon to variability in cash flows. Given the characteristics of this debt, Horizon Bancorp is exposed to interest rate risk caused by the variability of expected future interest expense attributable to changes in 3-month LIBOR. To mitigate this exposure to fluctuations in cash flows resulting from changes in interest rates, Horizon entered into three pay-fixed interest rate swap agreements in January 2008.
Based on the evaluation performed at inception and through the current date, these derivative instruments qualify for cash flow hedge accounting. Therefore, the cumulative change in fair value of the interest rate swap, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged trust preferred debentures, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flow from the interest rate swap and the cumulative changes in expected interest cash flows from the trust preferred debentures will be highly effective. At March 31, 2008 management has determined that there is no hedge ineffectiveness.
The notional amounts of the debt obligations being hedged was $27,837,000 at March 31, 2008 and the fair value of the interest rate swap liability at March 31, 2008 was $584,000.
Note 6 — Disclosures about fair value of assets and liabilities
Effective January 1, 2008 Horizon adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include, corporate notes. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include, U.S. Treasury and federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations and Federal agency mortgage-backed pools.
Hedged loans
Certain fixed rate loans have been converted to variable rate loans through entering into interest rate swap agreements. Fair value of those fixed rate loans is based on discounting estimated cash flows using interest rates determined by a respective interest rate swap agreement. Loans are classified within Level 3 of the valuation hierarchy based on the unobservable inputs used.
Interest rate swap agreements
The fair value is estimated by a third party using inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$238,993	$1,575	$237,418	—
Hedged loans	11,601	—	—	11,601
Interest rate swap agreements	(779)	—	—	(779)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs:

		Interest Rate
	Hedged Loans	Swaps

Beginning balance	$—	$—

Total realized and unrealized gains and losses
Included in net income	195	(195)
Included in other comprehensive income		(584)

Purchases, issuances and settlements	11,437	—
Principal payments	(31)	—

Ending balance	$11,601	$(779)

Realized gains and losses included in net income for the period from January 1, 2008 to March 31, 2008, are reported in the condensed consolidated statements of income as follows:

Noninterest
Income

Total gains and losses from:
Hedged loans	$195
Fair value interest rate swaps	(195)

$—

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 7 — Future accounting matters
Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.” The Company is evaluating the requirements of SFAS 141R to determine if it will have a significant impact on the Company’s financial condition or results of operations.
Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.
Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2008
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
Overview
Horizon experienced record quarterly net income during the first quarter of 2008. The net interest margin improved by 25 basis points from the first quarter of 2007 primarily due to a lower cost of funds and was level with the fourth quarter of 2007. Non-interest income increased $348 thousand from the same prior year quarter and includes $193 thousand gain from the sale of approximately $38 million of adjustable rate mortgages which were held in the mortgage loan portfolio. Loan quality, which has deteriorated from the first quarter of 2007, is consistent with the prior quarter. Because of this, loan collection expense and the provision for loan losses increased from the same quarter of the prior year. Growth in loans and short term investments caused an increase in earning assets which also improved net interest income.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2008
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 on Form 10-K contain a summary of the Company’s significant accounting policies and are presented on pages 42-48 of Form 10-K for 2007. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets and hedge accounting as critical accounting policies.
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
Horizon considers the allowance for loan losses of $9.681 million adequate to cover losses inherent in the loan portfolio as of March 31, 2008. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.
Intangible assets
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

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2008
Derivative Instruments
Horizon has entered into both fair value and cash flow derivative arrangements during the first quarter of 2008. For both fair value and cash flow hedges, management’s objective is to ensure that changes in the fair value of the hedged item will be offset by changes in the fair value of the hedging derivative. SFAS 133 requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. Horizon uses the dollar-offset method for assessing effectiveness of fair value hedges using the cumulative approach. Horizon performs effectiveness testing on a monthly basis and determined there was no hedge ineffectiveness at March 31, 2008.
Fair value hedges
For fair value hedges, the dollar-offset method compares the cumulative fair value of the hedging derivative with the cumulative fair value of the hedged items. The calculation of dollar offset is the change in clean fair value of hedging derivative, divided by the change in clean fair value of the hedged exposure attributable to changes in the LIBOR curve. To the extent that the cumulative change in fair value of the hedging derivative offsets from 80% to 125% of the cumulative change in fair value of the hedged exposure, the hedge is deemed effective.
Cash flow hedges
For cash flow hedges, Horizon measures the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Horizon utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge is deemed effective.
Financial Condition
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2008, cash and cash equivalents increased by approximately $26.1 million. The increase relates to a large deposit made on March 31, 2008, which was in the process of collection. At March 31, 2008, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $169 million in unused credit lines with various money center banks including the FHLB.
There have been no other material changes in the liquidity of Horizon from December 31, 2007 to March 31, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2008
Fair Value Measurement
Horizon has Federal agency collateralized mortgage obligations totaling $13.236 million and Federal agency mortgage-backed pools totaling $110.213 million. These securities, which are classified as available for sale and are therefore carried at fair value in the financial statements, are secured by first mortgage residential loans and are guaranteed by various Government Sponsored Enterprises.
Determinations of fair value are based on market data. Pricing models are used that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available, loan performance data. Because many fixed income securities do not trade on a daily basis, pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, model processes such as the Option Adjusted Spread are used to assess interest rate impact and develop prepayment scenarios. Market inputs normally used for evaluation of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
For broker-quoted securities, quotes are obtained from market makers, broker dealers or closing prices on stock exchanges. Horizon has no assets or liabilities, reported at fair value, which were valued using significant unobservable inputs.
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at March 31, 2008. Stockholders’ equity totaled $74.671 million as of March 31, 2008, compared to $70.645 million as of December 31, 2007. At March 31, 2008, the ratio of stockholders’ equity to assets was 5.98% compared to 5.61% for December 31, 2007. Horizon’s capital increased during the quarter as a result of increased earnings, net of dividends declared, improvement in unrealized gain on securities available for sale and the amortization of unearned compensation.
Horizon declared dividends in the amount of $.15 per share in the first quarter of 2008, and $.14 per share for the same quarter of 2007. The dividend payout ratio (dividends as a percent of net income) was 19% and 25% for the first quarters of 2008 and 2007 respectively. For additional information regarding dividend conditions, see pages 46 of Form 10-K for 2007.
There have been no other material changes in Horizon’s capital resources from December 31, 2007 to March 31, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2008
Material Changes in Financial Condition — March 31, 2008 compared to December 31, 2007
During the first three months of 2008, investment securities increased approximately $4.3 million. The increase relates to an increase in market value of available for sale securities during the quarter of approximately $3.6 million. The balance of the increase relates to new purchases reduced by maturities, calls and principal payments on mortgage backed securities.
Net loans decreased by $40.3 million during the first quarter of 2008. The decline is almost entirely related to the sale of approximately $38 million of adjustable rate mortgage loans. The loans were sold to reduce reliance on non-core funding. Mortgage and consumer loans decreased as new volume is not sufficient to offset normal amortization in these portfolios. The increase in mortgage warehouse loans relates to a short period in January when conforming residential mortgage rates were low, causing a spike in refinance activity. Loans that rate locked at that time are now closing.
Deposits declined from the end of the preceding year. The main portion of the decline came in non-interest bearing deposits, as corporate deposit levels were abnormally high at December 31, 2007. Interest bearing transaction accounts were higher than anticipated during the quarter due to higher public fund deposits. Property taxes, which are normally due on November 10th, were not due until January 15, 2008 due to property reassessment and related billing problems in Indiana. Negotiable certificates of deposit were reduced by $27 million during the quarter due to the higher levels maintained in the less expensive transaction accounts and the reduced need for funding due to the mortgage loan sale.
Borrowings decreased approximately $2.9 million due to daily fluctuations in repurchase agreements with commercial and municipal customers.
There have been no other material changes in the financial condition of Horizon from December 31, 2007 to March 31, 2008.
Results of Operations
Material Changes in Results of Operations — Three months ended March 31, 2008 compared to the three months ended March 31, 2007
During the three months ended March 31, 2008, net income totaled $2.528 million or $.78 per diluted share compared to $1.844 million or $.57 per diluted share for the same period in 2007.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2008
Net interest income for the quarter ended March 31, 2008 was $8.923 million, an increase of $1.287 million from the first quarter of 2007. The net interest margin improved 25 basis points from the first quarter of 2007 to 3.10%. Net interest income for the quarter was favorably impacted by approximately $75 thousand of interest income recovered from non-accrual loans on which Horizon received full payment. Without this gain, the margin would have been approximately 3.08%. Horizon has reduced rates on interest bearing transaction accounts in line with reductions in short term interest rates. Additionally, in early January Horizon swapped its $27.8 million of subordinated debentures from an adjustable rate to a fixed rate. Average earning assets increased approximately $92.7 million from the first quarter of 2007 which also favorably impacted net interest income. The increase was fairly evenly divided between short term investments and loans.
The provision for loan losses increased to $778 thousand for the first quarter of 2008 from $225 thousand for the first quarter of the prior year. The provision increased from the first quarter of 2007 due to an increase in net charge offs. The increase in charge offs occurred primarily in the installment and residential mortgage loan portfolios. A declining economy and excessive consumer debt is causing an increase in personal bankruptcies and therefore an increase in consumer loan charge offs. The $778 thousand is a decrease from the fourth quarter of 2007 when Horizon recorded a provision of $1.928 million. Non-performing loans at March 31, 2008 were 0.37% of total loans compared to 0.38% at March 31, 2007 and 0.33% at December 31, 2007. The change in non-performing loans from year-end relates to an increase in non-performing mortgage loans offset by a decrease in non-performing commercial loans. Management feels the total allowance of $9.681 million or 1.14% of total loans is adequate to absorb probable incurred losses contained in the loan portfolio.
Non-interest income increased $348 thousand or 12% from the first quarter of 2007. Increases occurred in most categories of non-interest income. The main contributing factors included: (a) an increase in service charges on deposit accounts primarily due to an increase in the charge for non-sufficient fund checks, implemented on February 1, 2008, (b) the increase in gain on sale of loans includes $193 thousand from the sale of approximately $38 million of mostly five year-one year adjustable rate mortgages from Horizon’s mortgage loan portfolio and gain on the sale of current conforming mortgage loan production that is approximately $8.5 million higher compared to the same prior year period, (c) an increase in fiduciary fees primarily due to fluctuations in market value of assets under administration and offset by (d) a decrease in other income due to a decline in fees related to brokering non-conforming mortgage loans.
Non-interest expense increased $171 thousand or 2.2% from the first quarter of 2007. Salaries and benefits decreased due to the staff reduction, which occurred during the third quarter of 2007. Loan expense is up from the first quarter of the prior year due to increased collection expense and lower deferred costs on new loans. The major cause of the increase in other expenses relates to increased FDIC insurance premiums. The one time credit granted by the FDIC in November of 2006 was fully utilized in the first quarter of 2008.
There have been no other material changes in the results of operations of Horizon for the three months ending March 31, 2008 compared to the same period of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2007 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2007 Form 10-K.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2008, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2008, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Three Months Ended March 31, 2008
ITEM 1. LEGAL PROCEEDINGS
Not Applicable
ITEM 1A. RISK FACTORS
No material changes from the factors included in the December 31, 2007 Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

HORIZON BANCORP

May 14, 2008	/s/ Craig M. Dwight

Date:	BY: Craig M. Dwight
President and Chief Executive Officer

May 14, 2008	/s/ James H. Foglesong

Date:	BY: James H. Foglesong
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