Form 10-Q
period 2008-06-30
HORIZON BANCORP /IN/
filed 2008-08-13
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,254,482 at August 8, 2008.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30,
	2008	December 31,
	(Unaudited)	2007

Assets
Cash and due from banks	$18,700	$19,714
Interest-bearing demand deposits	1	1
Federal funds sold	-0-	35,314

Cash and cash equivalents	18,701	55,029
Interest-bearing deposits	1,378	249
Investment securities, available for sale	251,976	234,675
Investment securities, held to maturity	815	—
Loans held for sale	10,033	8,413
Loans, net of allowance for loan losses of $9,812 and $9,791	828,602	879,061
Premises and equipment	25,575	24,607
Federal Reserve and Federal Home Loan Bank stock	12,625	12,625
Goodwill	5,787	5,787
Other intangible assets	1,908	2,068
Interest receivable	5,888	5,897
Cash value life insurance	22,953	22,931
Deferred tax asset	2,783	2,187
Other assets	5,423	5,345

Total assets	$1,194,447	$1,258,874

Liabilities
Deposits
Non-interest bearing	$81,212	$84,097
Interest bearing	711,044	809,567

Total deposits	792,256	893,664
Borrowings	293,423	258,852
Subordinated debentures	27,837	27,837
Interest payable	1,966	2,439
Other liabilities	5,352	5,437

Total liabilities	1,120,834	1,188,229

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 5,013,906 and 5,011,656 shares	1,114	1,114
Additional paid-in capital	25,816	25,638
Retained earnings	65,460	60,982
Accumulated other comprehensive income	(1,625)	63
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)

Total stockholders’ equity	73,613	70,645

Total liabilities and stockholders’ equity	$1,194,447	$1,258,874

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$14,194	$15,774	$29,561	$30,758
Investment securities
Taxable	2,214	1,935	4,762	4,038
Tax exempt	862	857	1,699	1,718

Total interest income	17,270	18,566	36,022	36,514

Interest Expense
Deposits	4,697	7,087	11,291	14,381
Borrowed funds	2,846	2,925	5,674	5,177
Subordinated debentures	392	512	799	1,278

Total interest expense	7,935	10,524	17,764	20,836

Net Interest Income	9,335	8,042	18,258	15,678
Provision for loan losses	1,490	365	2,268	590

Net Interest Income after Provision for Loan Losses	7,845	7,677	15,990	15,088

Other Income
Service charges on deposit accounts	989	841	1,910	1,619
Wire transfer fees	122	91	227	185
Fiduciary activities	1,021	891	1,906	1,695
Gain on sale of loans	661	600	1,465	1,150
Increase in cash surrender value of Bank owned life insurance	221	231	449	463
Death benefit officer life insurance	538	—	538	—
Loss on sale of securities	(15)	—	(15)	—
Other income	361	334	631	741

Total other income	3,898	2,988	7,111	5,853

Other Expenses
Salaries and employee benefits	4,220	4,501	8,495	8,870
Net occupancy expenses	617	554	1,289	1,171
Data processing and equipment expenses	650	628	1,283	1,265
Professional fees	291	372	540	741
Outside services and consultants	260	217	534	476
Loan expense	719	493	1,319	948
Other expenses	1,482	1,208	2,806	2,358

Total other expenses	8,239	7,973	16,266	15,829

Income Before Income Tax	3,504	2,692	6,835	5,112
Income tax expense	514	676	1,317	1,252

Net Income	$2,990	$2,016	$5,518	$3,860

Basic Earnings Per Share	$.93	$.63	$1.72	$1.21

Diluted Earnings Per Share	$.92	$.62	$1.70	$1.19
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

					Accumulated
					Other
		Additional Paid-	Comprehensive	Retained	Comprehensive
	Common Stock	in Capital	Income	Earnings	Loss	Treasury Stock	Total
Balances, December 31, 2007	$1,114	$25,638		$60,982	$63	$(17,152)	$70,645
Net income			$5,518	5,518			5,518
Other comprehensive income (loss), net of tax:
unrealized gain on securities			(1,699)		(1,699)		(1,699)

Unrealized loss on derivative instruments			11		11		11

Comprehensive income			$3,830

Amortization of unearned compensation		116					116
Exercise of stock options		35					35
Tax benefit related to stock options		8					8
Stock option expense		19					19
Cash dividends ($.32 per share)				(1,040)			(1,040)

Balances, June 30, 2008	$1,114	$25,816		$65,460	$(1,625)	$(17,152)	$73,613

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30
	2008	2007
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$5,518	$3,860
Items not requiring (providing) cash
Provision for loan losses	2,268	590
Loss on sale of investment securities	15	—
Depreciation and amortization	1,164	1,126
Share based compensation	19	30
Mortgage servicing rights impairment	7	1
Deferred income tax	(596)	(469)
Premium amortization on securities available for sale, net	147	(61)
Gain on sale of loans	(1,272)	(1,150)
Proceeds from sales of loans	72,071	87,733
Loans originated for sale	(72,419)	(89,713)
Increase in cash surrender value of life insurance	(22)	(463)
Tax benefit of options exercised	(8)	(46)
Net change in
Interest receivable	9	(40)
Interest payable	(473)	14
Other assets	851	517
Other liabilities	(85)	1,758

Net cash provided by operating activities	7,194	3,687

Investing Activities
Net change in interest-bearing deposits	(1,129)	(3,509)
Purchases of securities available for sale	(33,159)	(9,970)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	13,080	24,888
Purchase of securities held to maturity	(815)	—
Net change in loans	10,245	(6,589)
Redemption of Federal Reserve bank stock	—	49
Recoveries on loans previously charged-off	444	349
Purchases of premises and equipment	(1,856)	(1,376)
Proceeds from sale of loans transferred to held for sale	37,695	—
Gain on sale of loans transferred to held for sale	(193)
Purchase of bank owned life insurance	—	(8,000)

Net cash provided by (used in) investing activities	24,312	(4,158)

Financing Activities
Net change in
Deposits	(101,408)	(93,029)
Borrowings	34,571	72,760
Redemption of trust preferred securities	—	(12,372)
Proceeds from issuance of stock	35	89
Tax benefit of options exercised	8	46
Dividends paid	(1,040)	(941)

Net cash used in financing activities	(67,834)	(32,447)

Net Change in Cash and Cash Equivalent	(36,328)	(33,918)

Cash and Cash Equivalents, Beginning of Period	55,029	58,812

Cash and Cash Equivalents, End of Period	$18,701	$24,894

Additional Cash Flows Information
Interest paid	$18,237	$20,822
Income taxes paid	1,050	1,080
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the operating results for the full year of 2008 or 2007. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic	3,208,419	3,200,259	3,207,825	3,197,300
Diluted	3,238,331	3,243,537	3,241,656	3,241,524
At June 30, 2008 and 2007 there were 27,190 shares and 4,934 shares respectively that were not included in the computation of diluted earnings per share because they were non-dilutive.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2007 Annual Report to shareholders.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 — Loans

	June 30,
	2008	December 31,
	(Unaudited)	2007

Commercial loans	$303,179	$307,535
Mortgage warehouse loans	82,865	78,225
Real estate loans	168,940	216,019
Installment loans	283,430	287,073

	838,414	888,852
Allowance for loan losses	(9,812)	(9,791)

Total loans	$828,602	$879,061

Note 3 — Allowance for Loan Losses

	June 30,
	2008
	(Unaudited)	June 30, 2007

Allowance for loan losses
Balances, beginning of period	$9,791	$8,738
Provision for losses	2,268	590
Recoveries on loans	444	349
Loans charged off	(2,691)	(1,012)

Balances, end of period	$9,812	$8,665

As percent of total loans	1.17%	0.97%

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 — Derivative financial instruments
In the normal course of business, the Company uses various derivative financial instruments to manage its interest rate risk and market risks in accommodating the needs of its customers. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Subsequent changes in the derivatives’ fair values are recognized in earnings unless specific hedge accounting criteria are met.
Horizon has established objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. Interest rate risk is monitored via simulation modeling reports. The goal of Horizon’s asset/liability management efforts is to maintain profitable financial leverage within established risk parameters. Horizon has entered into several financial arrangements using derivatives during 2008 to add stability to interest income and to manage its exposure to interest rate movements.
Fair Value Hedges
Horizon enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, Horizon has entered into seven interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. These agreements were entered into at the time that the individual loans were closed during 2008. The cumulative change in fair value of both the hedge instruments and the underlying loans is recorded in non-interest income. Since the critical terms of the hedged loans and the interest rate swap are identical, the fair value hedges are considered to be highly effective. At June 30, 2008 management has determined that there is no hedge ineffectiveness.
The notional amounts of the debt obligations being hedged was $16,510,149 at June 30, 2008 and the fair value of the interest rate swap asset at June 30, 2008 was $241,160.
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

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flow from the interest rate swap and the cumulative changes in expected interest cash flows from the trust preferred debentures will be highly effective. At June 30, 2008 management has determined that there is no hedge ineffectiveness.
The notional amounts of the debt obligations being hedged was $27,000,000 at June 30, 2008 and the fair value of the interest rate swap asset at June 30, 2008 was $16,984.
Note 5 — Disclosures about fair value of assets and liabilities
Effective January 1, 2008 Horizon adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

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
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and corporate notes. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include Federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations and Federal agency mortgage-backed pools.
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

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$251,976	$1,464	$250,512	$—
Hedged loans	16,269	—	—	16,269
Interest rate swap agreements	258	—	—	258
The following tables show a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs:

		Interest Rate
	Hedged Loans	Swaps

Beginning balance January 1, 2008	$—	$—

Total realized and unrealized gains and losses
Included in net income	(241)	241
Included in other comprehensive income		17

Purchases, issuances and settlements	16,603	—
Principal payments	(93)	—

Ending balance June 30, 2008	$16,269	$258

		Interest Rate
	Hedged Loans	Swaps

Beginning balance March 31, 2008	$11,601	$(779)

Total realized and unrealized gains and losses
Included in net income	(436)	436
Included in other comprehensive income		601

Purchases, issuances and settlements	5,166	—
Principal payments	(62)	—

Ending balance June 30, 2008	$16,269	$258

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Realized gains and losses included in net income for the period from January 1, 2008 to June 30, 2008, are reported in the condensed consolidated statements of income as follows:

Noninterest
Income
Total gains and losses from:
Hedged loans	$(241)
Fair value interest rate swaps	241

$—

Note 6 — Future accounting matters
Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and is effective January 1, 2009 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.”
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
Note 7 - Subsequent event
On August 5, 2008, Maria Coto filed a putative class action complaint in the Porter County Superior Court, Porter County, Indiana, on behalf of herself and others who have had their vehicles repossessed by the Bank during the four years prior to the filing of the action. The complaint alleges that the Bank’s post-repossession notice to defaulting borrowers does not comply with certain aspects of Indiana law. The plaintiff seeks statutory damages and costs. The Bank is investigating the allegations and intends to vigorously defend the action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Month Periods Ended June 30, 2008
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
Overview
Horizon experienced record quarterly and six months net income during the periods ending June 30, 2008. The net interest margin improved by 40 basis points from the second quarter of 2007 and 28 basis points for the first six months of 2008 when compared to the same period of the prior year. Non-interest income increased in most areas, but also included a death benefit received on a bank owned life insurance policy. Non-performing and charge-off loans increased compared to the same period of the prior year, causing an increase in loan collection expense and the provision for loan losses.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Month Periods Ended June 30, 2008
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
Horizon considers the allowance for loan losses of $9.812 million adequate to cover losses inherent in the loan portfolio as of June 30, 2008. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses.
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

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Month Periods Ended June 30, 2008
Derivative Instruments
Horizon has entered into both fair value and cash flow derivative arrangements during the first six months of 2008. For both fair value and cash flow hedges, management’s objective is to ensure that changes in the fair value of the hedged item will be offset by changes in the fair value of the hedging derivative. SFAS 133 requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. Horizon uses the dollar-offset method for assessing effectiveness of fair value hedges using the cumulative approach. Horizon performs effectiveness testing on a monthly basis and determined there was no hedge ineffectiveness at June 30, 2008.
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
Financial Condition
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the six months ended June 30, 2008, cash and cash equivalents decreased by approximately $36.3 million. Federal funds sold declined to provide funding for additional investment securities and a decline in deposits. These proceeds from the liquidation of these short-term investments were used to redeem maturing certificates of deposit. At June 30, 2008, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $180 million in unused credit lines with various money center banks including the FHLB.
There have been no other material changes in the liquidity of Horizon from December 31, 2007 to June 30, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Month Periods Ended June 30, 2008
Fair Value Measurement
Horizon has Federal agency collateralized mortgage obligations totaling $13.650 million and Federal agency mortgage-backed pools totaling $105.204 million. These securities, which are classified as available for sale and are therefore carried at fair value in the financial statements, are secured by first mortgage residential loans and are guaranteed by various Government Sponsored Enterprises.
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
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at June 30, 2008. Stockholders’ equity totaled $73.613 million as of June 30, 2008, compared to $70.645 million as of December 31, 2007. At June 30, 2008, the ratio of stockholders’ equity to assets was 6.16% compared to 5.61% for December 31, 2007. Horizon’s capital increased during the quarter as a result of increased earnings, net of dividends declared and the amortization of unearned compensation. These increases were offset by an increase in unrealized loss on securities available for sale. The ratio improved due to a decline in assets and the increase in equity.
Horizon declared dividends in the amount of $.32 per share during the first six months of 2008, and $.29 per share for the same quarter of 2007. The dividend payout ratio (dividends as a percent of net income) was 19% and 24% for the first six months of 2008 and 2007 respectively. For additional information regarding dividend conditions, see pages 46 of Form 10-K for 2007.
There have been no other material changes in Horizon’s capital resources from December 31, 2007 to June 30, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Month Periods Ended June 30, 2008
Material Changes in Financial Condition — June 30, 2008 compared to December 31, 2007
During the first six months of 2008, investment securities increased approximately $17.3 million. The increase relates to the purchase of approximately $20.5 million of callable Federal agency securities. These securities are anticipated to be short term as they have a high coupon compared to current rates giving a high probability that the these securities will be called by the issuer at the next opportunity. This increase was offset by a decline in fair value, maturities, calls and principal payments on mortgage backed securities.
Net loans decreased by $50.5 million during the first six months of 2008. The major portion of the decline related to the sale of approximately $38 million of adjustable rate mortgage loans. The loans were sold to reduce reliance on non-core funding. Mortgage and consumer loans decreased, as new volume was not sufficient to offset normal amortization in these portfolios.
The following is a summary of non-performing assets:

	June 30,
	2008	December 31,
	(Unaudited)	2007

Non-performing loans	$5,703	$2,949
Other real estate owned	633	238

Total	$6,336	$3,187

As a percent of total loans	0.75%	0.36%

Deposits declined from the end of the preceding year. Consumer certificates of deposit declined by approximately $50 million and negotiable certificates of deposit were reduced by $36 million during the first six months of 2008. The declines in both categories came in short term, high cost deposits, which matured during the period. This funding was replaced with the decline in loans and additional borrowings, which was a less expensive source of funding.
There have been no other material changes in the financial condition of Horizon from December 31, 2007 to June 30, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Month Periods Ended June 30, 2008
Results of Operations
Material Changes in Results of Operations — Three months ended June 30, 2008 compared to the three months ended June 30, 2007
During the three months ended June 30, 2008, net income totaled $2.990 million or $.92 per diluted share compared to $2.016 million or $.62 per diluted share for the same period in 2007.
Net interest income for the quarter ended June 30, 2008 was $9.335 million, an increase of $1.293 million from the second quarter of 2007. The net interest margin improved 40 basis points from the second quarter of 2007 to 3.40%. The improvement resulted primarily from reductions in funding costs that exceeded declines in yields on earning assets. Horizon’s cost of funds has dropped approximately 100 basis points since the second quarter of 2007 while the yield on earning assets declined only 60 basis points. Horizon reduced rates on NOW and money market accounts in line with short-term rate decreases put in place by the Federal Open Market Committee. In addition, a large amount of Certificates of Deposit (CDs) matured during the quarter and were reinvested in lower rate CDs.
The provision for loan losses increased to $1.490 million for the second quarter of 2008 from $365 thousand for the second quarter of 2007. Net charge-offs for the quarter were $1.359 million compared to $320 thousand for the same quarter of 2007. Non-performing loans at June 30, 2008 totaled $5.7 million or 0.67% of total loans compared $2.4 million or 0.28% at June 30, 2007. Additionally, Horizon has $633 thousand of other real estate owned. The increase in non-performing loans relates primarily to two loan relationships, secured by commercial and residential real estate and other assets. The increase in charge-offs is the result of deterioration in the home equity and indirect automobile loan portfolios. This deterioration appears to be caused by a weak economy, which is contributing to higher unemployment and an increase in the number of personal bankruptcies in Horizon’s lending area. Management feels that the total allowance of $9.812 million or 1.17% of total loans is adequate to absorb probable losses contained in the loan portfolio.
Non-interest income increased $910 thousand or 30% from the second quarter of 2007. The main contributing factors were: (a) an increase in service charges on deposit accounts primarily due to an increase in the charge for non-sufficient fund checks implemented in the first quarter of 2008, (b) an increase in fiduciary income due to additional revenue from Horizon’s ESOP management line of business, and (c) a death benefit received on a bank owned life insurance policy.
Non-interest expense increased $266 thousand or 3.3% from the second quarter of 2007. Salaries and benefits decreased due to the staff reduction, which occurred during the third quarter of 2007. Loan expense increased from the prior year due to higher collection expense and lower deferred costs on new loans. The major cause of the increase in other expenses relates to increased FDIC insurance premiums. The one time credit granted by the FDIC in November of 2006 was fully utilized in the first quarter of 2008.
The effective tax rate declined to 14.7% for the second quarter of 2008 compared to 25.1% in the second quarter of 2007. Additional tax exempt income from bank owned life insurance of $538 thousand was recorded during the quarter. Also during the current quarter, Horizon realized $116 thousand from amended returns filed to claim additional enterprise zone tax credits and additional tax benefits related to Horizon’s investment subsidiary.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Six Month Periods Ended June 30, 2008
There have been no other material changes in the results of operations of Horizon for the three months ending June 30, 2008 compared to the same period of 2007.
Material Changes in Results of Operations-Six months ended June 30, 2008 compared to the six months ended June 30, 2007.
For the six months ended June 30, 2008, net income totaled $5.518 million or $1.70 per diluted share compared to $3.860 million or $1.19 per diluted share for the same period of 2007. An increase in net interest margin of 28 basis points to 3.25% for the period and a $60 million increase in average earning assets contributed to the increase.
Non-interest income for the first six months of 2008 increased by $1.258 million or 21.5%. The increase for the six-month period is primarily the same as those noted above for the three-month period.
Non-interest expense increased $437 thousand or 2.8% from the first six months of 2007. The increase relates to the same reasons mentioned above for the three months ended June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2007 Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2007 Form 10-K.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2008, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2008, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Six Months Ended June 30, 2008
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     No material changes from the factors included in the December 31, 2007 Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company held its Annual Shareholders’ Meeting on May 8, 2008.

(b)	The names of the Directors elected at the Annual Meeting were as follows:

Name	Votes For	Votes Withheld
Craig M. Dwight	2,241,414	332,180
James B. Dworkin	2,248,922	324,672
Daniel F. Hopp	2,248,794	324,800
Robert E. McBride	2,238,593	335,000
(c)	Ratification of BKD, LLP as independent accountants.

Votes for	2,530,593
Votes against	19,896
Votes abstained	22,135
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS
(a)	Exhibits

Exhibit 3	Horizon Bancorp Amended and Restated Bylaws (as amended through July15, 2008)

Exhibit 11	Statement Regarding Computation of Per Share Earnings

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of James H. Foglesong

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP
August 11, 2008		/s/ Craig M. Dwight
Date:	BY:	Craig M. Dwight
President and Chief Executive Officer
August 11, 2008		/s/ James H. Foglesong
Date:	BY:	James H. Foglesong
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.

Exhibit		Location

3	Horizon Bancorp Amended and Restated Bylaws (as amended through July 15, 2008)	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on July 21, 2008

11	Horizon Bancorp Amended and Restated Bylaws (as amended through July 15, 2008)	Attached

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of James H. Foglesong	Attached

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached