Form 10-Q
period 2008-09-30
HORIZON BANCORP /IN/
filed 2008-11-13
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Do not check if smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,254,482 at November 10, 2008.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
Horizon Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30,
	2008	December 31,
	(Unaudited)	2007

Assets
Cash and due from banks	$20,527	$19,714
Interest-bearing demand deposits	1	1
Federal funds sold	—	35,314

Cash and cash equivalents	20,528	55,029
Interest-bearing deposits	1,186	249
Investment securities, available for sale	230,107	234,675
Investment securities, held to maturity	730	—
Loans held for sale	4,834	8,413
Loans, net of allowance for loan losses of $10,525 and $9,791	847,422	879,061
Premises and equipment	26,424	24,607
Federal Reserve and Federal Home Loan Bank stock	12,625	12,625
Goodwill	5,787	5,787
Other intangible assets	1,829	2,068
Interest receivable	5,518	5,897
Cash value life insurance	22,232	22,931
Deferred tax asset	2,739	2,187
Other assets	6,670	5,345

Total assets	$1,188,631	$1,258,874

Liabilities
Deposits
Non-interest bearing	$86,093	$84,097
Interest bearing	663,329	809,567

Total deposits	749,422	893,664
Borrowings	328,442	258,852
Subordinated debentures	27,837	27,837
Interest payable	1,949	2,439
Other liabilities	5,909	5,437

Total liabilities	1,113,559	1,188,229

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
No shares issued
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 5,013,906 and 5,011,656 shares	1,114	1,114
Additional paid-in capital	25,884	25,638
Retained earnings	66,239	60,982
Accumulated other comprehensive income	(1,013)	63
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)

Total stockholders’ equity	75,072	70,645

Total liabilities and stockholders’ equity	$1,188,631	$1,258,874

See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September		Nine Months Ended September
	30		30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$14,202	16,330	$43,763	6,017
Investment securities
Taxable	2,172	1,979	6,934	6,017
Tax exempt	791	864	2,490	2,582

Total interest income	17,165	19,173	53,187	55,687

Interest Expense
Deposits	4,261	7,296	15,552	21,677
Borrowed funds	3,108	3,096	8,782	8,273
Subordinated debentures	393	522	1,192	1,800

Total interest expense	7,762	10,914	25,526	31,750

Net Interest Income	9,403	8,259	27,661	23,937
Provision for loan losses	3,137	550	5,405	1,140

Net Interest Income after Provision for Loan Losses	6,266	7,709	22,256	22,797

Other Income
Service charges on deposit accounts	1,065	896	2,975	2,515
Wire transfer fees	155	81	382	266
Fiduciary activities	911	905	2,817	2,600
Gain on sale of loans	657	658	2,122	1,808
Increase in cash surrender value of Bank owned life insurance	252	233	701	696
Death benefit officer life insurance	—	—	538	—
Loss on sale of securities	—	—	(15)	—
Other income	311	357	942	1,098

Total other income	3,351	3,130	10,462	8,983

Other Expenses
Salaries and employee benefits	4,203	4,277	12,698	13,147
Net occupancy expenses	655	606	1,944	1,777
Data processing and equipment expenses	681	648	1,964	1,913
Professional fees	263	214	803	955
Outside services and consultants	287	254	821	730
Loan expense	593	273	1,603	988
Other expenses	1,601	1,471	4,716	4,062

Total other expenses	8,283	7,743	24,549	23,572

Income Before Income Tax	1,334	3,096	8,169	8,208
Income tax expense	2	826	1,319	2,078

Net Income	$1,332	$2,270	$6,850	$6,130

Basic Earnings Per Share	$.42	$.71	$2.14	$1.92

Diluted Earnings Per Share	$.41	$.70	$2.11	$1.89
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

					Accumulated
					Other
		Additional Paid-in	Comprehensive	Retained	Comprehensive
	Common Stock	Capital	Income	Earnings	Loss	Treasury Stock	Total

Balances, December 31, 2007	$1,114	$25,638		$60,982	$63	$(17,152)	$70,645
Net income			$6,850	6,850			6,850
Other comprehensive income (loss), net of tax:
unrealized gain on securities			(1,025)		(1,025)		(1,025)

Unrealized loss on derivative instruments			(51)		(51)		(51)

Comprehensive income			$5,774

Amortization of unearned compensation		175					175
Exercise of stock options		35					35
Tax benefit related to stock options		8					8
Stock option expense		28					28
Cash dividends ($.49 per share)				(1,593)			(1,593)

Balances, September 30, 2008	$1,114	$25,884		$66,239	$(1,013)	$(17,152)	$75,072

See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2008	2007
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$6,850	$6,130
Items not requiring (providing) cash
Provision for loan losses	5,405	1,140
Loss on sale of investment securities	15	—
Depreciation and amortization	1,743	1,711
Share based compensation	28	42
Mortgage servicing rights impairment	5	—
Deferred income tax	(555)	(359)
Premium amortization on securities available for sale, net	239	(29)
Gain on sale of loans	(1,929)	(1,808)
Proceeds from sales of loans	108,659	95,928
Loans originated for sale	(103,152)	(98,948)
Decrease (increase) in cash surrender value of life insurance	104	(695)
Tax benefit of options exercised	(8)	(47)
Net change in
Interest receivable	379	(260)
Interest payable	(490)	638
Other assets	(1,471)	251
Other liabilities	472	1,793

Net cash provided by operating activities	16,294	5,487

Investing Activities
Net change in interest-bearing deposits	(937)	778
Purchases of securities available for sale	(38,751)	(17,171)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	41,487	30,001
Purchase of securities held to maturity	(815)	(10,546)
Proceeds from maturities of securities held to maturity	85	—
Net change in loans	(10,822)	(405)
Redemption of Federal Reserve bank stock	—	—
Recoveries on loans previously charged-off	799	50
Purchases of premises and equipment	(3,141)	—
Proceeds from sale of loans transferred to held for sale	37,695	—
Gain on sale of loans transferred to held for sale	(193)	(2,197)
Purchase of bank owned life insurance	—	(8,000)

Net cash provided by (used in) investing activities	25,407	(7,490)

Financing Activities
Net change in
Deposits	(144,242)	(118,129)
Borrowings	69,590	94,670
Redemption of trust preferred securities	—	(12,372)
Proceeds from issuance of stock	35	192
Tax benefit of options exercised	8	47
Dividends paid	(1,593)	(1,429)

Net cash used in financing activities	(76,202)	(37,021)

Net Change in Cash and Cash Equivalent	(35,501)	(39,024)

Cash and Cash Equivalents, Beginning of Period	55,029	58,812

Cash and Cash Equivalents, End of Period	$20,528	$19,788

Additional Cash Flows Information
Interest paid	$26,016	$31,112
Income taxes paid	1,405	1,755
Non-cash supplemental information
Transfers from loans to other real estate owned	$1,223	$134
See notes to condensed consolidated financial statements.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (Bank). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the operating results for the full year of 2008 or 2007. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Basic	3,209,482	3,202,341	3,208,362	3,197,300
Diluted	3,255,409	3,243,266	3,246,208	3,241,524
At September 30, 2008 and 2007 there were 28,000 shares and 27,402 shares respectively that were not included in the computation of diluted earnings per share because they were non-dilutive.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2007 Annual Report to shareholders.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 — Loans

	September 30,
	2008	December 31,
	(Unaudited)	2007

Commercial loans	$304,997	$307,535
Mortgage warehouse loans	101,992	78,225
Real estate loans	168,058	216,019
Installment loans	282,900	287,073

	857,947	888,852
Allowance for loan losses	(10,525)	(9,791)

Total loans	$847,422	$879,061

Allowance for loan losses

	September 30,
	2008	September 30,
	(Unaudited)	2007

Allowance for loan losses
Balances, beginning of period	$9,791	$8,738
Provision for losses	5,405	1,140
Recoveries on loans	799	532
Loans charged off	(5,470)	(1,587)

Balances, end of period	$10,525	$8,823

As percent of total loans	1.23%	1.03%

The following is a summary of non-performing assets:

	September 30,
	2008	December 31,
	(Unaudited)	2007

Non-performing loans	$6,634	$2,949
Other real estate owned	1,357	238

Total	$7,991	$3,187

As a percent of total loans plus other real estate owned	0.93%	0.36%

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 — Derivative financial instruments
In the normal course of business, the Company uses various derivative financial instruments to manage its interest rate risk and market risks in accommodating the needs of its customers. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying financial statements and are measured at fair value. Subsequent changes in the derivatives’ fair values are recognized in earnings unless specific hedge accounting criteria are met.
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
Fair Value Hedges
Horizon enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, Horizon has entered into seven interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. These agreements were entered into at the time that the individual loans were closed during 2008. The cumulative change in fair value of both the hedge instruments and the underlying loans is recorded in non-interest income. Since the critical terms of the hedged loans and the interest rate swap are identical, the fair value hedges are considered to be highly effective. At September 30, 2008, management has determined that there is no hedge ineffectiveness.
The notional amounts of the debt obligations being hedged was $18,856,685 at September 30, 2008 and the fair value of the interest rate swap asset at September 30, 2008 was $43,206.
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

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flow from the interest rate swap and the cumulative changes in expected interest cash flows from the trust preferred debentures will be highly effective. At September 30, 2008, management has determined that there is no hedge ineffectiveness.
The notional amounts of the debt obligations being hedged was $27,000,000 at September 30, 2008 and the fair value of the interest rate swap asset at September 30, 2008, was $(77,961).
Note 4 — Disclosures about fair value of assets and liabilities
Effective January 1, 2008, Horizon adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

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

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$230,107	$1,418	$228,689	$—
Hedged loans	18,814	—	—	18,814
Interest rate swap agreements	(35)	—	—	(35)
The following tables show a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

		Interest Rate
	Hedged Loans	Swaps

Beginning balance January 1, 2008	$—	$—

Total realized and unrealized gains and losses
Included in net income	(43)	43
Included in other comprehensive income		(78)

Purchases, issuances and settlements	19,109	—
Principal payments	(252)	—

Ending balance September 30, 2008	$18,814	$(35)

		Interest Rate
	Hedged Loans	Swaps

Beginning balance June 30, 2008	$16,269	$258

Total realized and unrealized gains and losses
Included in net income	198	(198)
Included in other comprehensive income		(95)

Purchases, issuances and settlements	2,506	—
Principal payments	(159)	—

Ending balance September 30, 2008	$18,814	$(35)

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Realized gains and losses included in net income for the period from January 1, 2008 to September 30, 2008, are reported in the condensed consolidated statements of income as follows:

Noninterest
Income

Total gains and losses from:
Hedged loans	$(43)
Fair value interest rate swaps	43

$—

Note 6 — Future accounting matters
Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and is effective January 1, 2009 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.” SFAS 141R is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008. Horizon is evaluating the requirements of SFAS 141R to determine if it will have a significant impact on the financial condition or results of operations.
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
Note 7 — Subsequent Events
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year, and in particular, the last several weeks. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. Pursuant to the EESA, the U.S. Department of Treasury (Treasury) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
On October 14, 2008, the Treasury also announced it will offer to non-troubled U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (TARP) and Capital Purchase Program (CPP). The CPP allows financial institutions, like Horizon, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon has preliminarily determined that obtaining additional Tier 1 capital pursuant to the CPP is advisable to, among other things, enable Horizon to better serve the banking needs of its local communities, to provide a capital cushion against unforeseen future events and to provide additional capital to be used for other purposes permitted by the program. As a result, on November 3, 2008, Horizon filed an initial application with the Treasury pursuant to the CPP seeking approval to sell $25,000,000 in preferred stock to the Treasury (which will equal 2.83% of its total risk weighted assets as of June 30, 2008). The CPP is generally only available to healthy financial institutions to provide them with additional capital to expand the flow of credit to U.S. consumers and businesses on competitive terms and for related purposes to promote the sustained growth and vitality of the U.S. economy. As a result, Horizon’s participation in the CPP is not an indication that Horizon is having financial difficulties. In fact, both Horizon and Horizon Bank currently exceed all applicable regulatory capital requirements to be classified as well capitalized.
The most important terms of the preferred stock to be issued by Horizon under the CPP are expected to be as follows:
•	Dividends at the rate of 5% per annum, payable quarterly in arrears, are required to be paid on the preferred stock for the first five years and dividends at the rate of 9% per annum are required thereafter until the stock is redeemed by Horizon;

•	Without the prior consent of the Treasury, Horizon will be prohibited from increasing its common stock dividends for the first three years while Treasury is an investor;

•	During the first three years the preferred stock is outstanding, Horizon will be prohibited from repurchasing such preferred stock, except with the proceeds from a sale of Tier 1 qualifying common or other preferred stock of Horizon in an offering that raises at least 25% of the initial offering price of the preferred stock sold to the Treasury ($6,250,000 assuming Horizon issues $25,000,000 in preferred stock to the Treasury under the CPP). After the first three years, the preferred stock can be redeemed at any time with any available cash;

•	During the first three years the preferred stock is outstanding, Horizon will need the Treasury’s consent to buy back any of its common stock, unless the Treasury has transferred all the preferred stock prior to that time;

•	Under the CPP, Horizon is also required to issue the Treasury warrants entitling the Treasury to buy an amount of Horizon’s common stock equal to 15% of the Treasury’s total investment in the preferred stock (estimated to be approximately 210,000 shares of common stock based on current market price);

•	Horizon must agree to certain compensation restrictions for its senior executive officers and restrictions on the amount of executive compensation which is tax deductible; and

•	If Horizon issues preferred stock pursuant to the CPP, Congress can unilaterally change the terms of the preferred stock and other aspects of the CPP applicable to Horizon without Horizon’s consent.
Horizon’s participation in the CPP remains subject to various contingencies, including, but not limited to, review and approval of the preferred stock investment documents by Horizon’s Board of Directors and verification that Horizon can otherwise comply with various other detailed requirements of the investment.

Horizon Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, Horizon Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, Horizon Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
The Federal Deposit Insurance Corporation (FDIC) insures Horizon Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase our expenses.
The EESA included a provision for an increase in the amount of deposits insured by FDIC from $100,000 to $250,000 until December 31, 2009.
On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions, including Horizon, are covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. Horizon Bank intends to continue participation in this program for the foreseeable future and estimates that the additional deposit insurance premium it will be required to pay to do so will be immaterial.
The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including Horizon.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2008
Forward—Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon and the Bank. Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Horizon’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on Horizon’s future activities and operating results include, but are not limited to:
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
Overview
Horizon had continued improvement in net interest margin during the third quarter of 2008, up five basis points from the 2nd quarter of 2008 and 44 basis points from the third quarter of 2007. This was offset by an increase in the provision for loan losses. This increase related to the deterioration of three commercial loans. Net income for the quarter declined to $1.3 million, down $938 thousand from the 3rd quarter of 2007. However, year to date net income is $6.85 million, up $720 thousand or 11.7% from the same period of the prior year.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2008
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
Allowance for loan and lease losses
An allowance for loan and lease losses (ALLL) is maintained to absorb loan losses inherent in the loan portfolio. The allowance is based on regular assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. Horizon’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the general allowance, specific allowances for identified problem loans and the qualitative allowance.
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
Horizon considers the allowance for loan losses of $10.525 million adequate to cover losses inherent in the loan portfolio as of September 30, 2008. However, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon has increased its allowance for loan and lease losses in recent quarters. See “Results of Operations — Material Changes in Results of Operations — Three months ended September 30, 2008 compared to the three months ended September 30, 2007” beginning on page 22 for a further description of these additional allowances.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2008
Goodwill and intangible assets
Horizon periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Indefinite-lived intangible assets are tested annually for impairment or more frequently if there is significant adverse change in the business climate or the company receives an adverse action or assessment by a regulator. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from Horizon’s judgements, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value. Recent negative changes in economic conditions in general, and in the financial institutions industry in particular, have increased the potential for impairment. Horizon believes that while the company has experienced some negative impact from current economic conditions and the stock price has fallen below book value, it has continued to generate strong financial results in a difficult economic climate and while the stock price was below book value at the end of the quarter, Horizon’s stock did trade at a price approximately $2.50 above book value during the quarter. Horizon believes that goodwill and other intangibles are not impaired at September 30, 2008.
Derivative Instruments
Horizon has entered into both fair value and cash flow derivative arrangements during the first nine months of 2008. For both fair value and cash flow hedges, management’s objective is to ensure that changes in the fair value of the hedged item will be offset by changes in the fair value of the hedging derivative. SFAS 133 requires that the method selected for assessing hedge effectiveness must be reasonable, be defined at the inception of the hedging relationship and be applied consistently throughout the hedging relationship. A change in a derivative counterparty’s creditworthiness would immediately affect the assessment of hedge effectiveness and the measurement of ineffectiveness. Horizon uses the dollar-offset method for assessing effectiveness of fair value hedges using the cumulative approach. Horizon performs effectiveness testing on a monthly basis and determined there was no hedge ineffectiveness and that the counterparty’s creditworthiness was adequate at September 30, 2008.
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

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2008
Financial Condition
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). Horizon maintains a liquidity contingency plan, which requires the monitoring of certain liquidity ratios, and based on these ratios, may require actions to acquire additional liquidity as noted above. During the nine months ended September 30, 2008, cash and cash equivalents decreased by approximately $34.5 million. Federal funds sold declined and borrowings increased to provide funding for a decline in deposits. These proceeds from the liquidation of these short-term investments and additional borrowings were used to redeem maturing certificates of deposit. At September 30, 2008, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank has available approximately $124 million in unused credit lines with various money center banks including the FHLB.
There have been no other material changes in the liquidity of Horizon from December 31, 2007 to September 30, 2008.
Fair Value Measurement
Horizon has Federal agency collateralized mortgage obligations totaling $13.319 million and Federal agency mortgage-backed pools totaling $105.807 million. These securities, which are classified as available for sale and are therefore carried at fair value in the financial statements, are secured by first mortgage residential loans and are guaranteed by various Government Sponsored Enterprises.
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
At September 30, 2008, the Company's unrealized losses relating to municipal securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the intent and ability to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2008
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2008. Stockholders’ equity totaled $75.072 million as of September 30, 2008, compared to $70.645 million as of December 31, 2007. At September 30, 2008, the ratio of stockholders’ equity to assets was 6.32% compared to 5.61% for December 31, 2007. Horizon’s capital increased during the period as a result of increased earnings, net of dividends declared and the amortization of unearned compensation. These increases were offset by an increase in unrealized loss on securities available for sale. The ratio improved due to a decline in assets and the increase in equity.
Horizon declared dividends in the amount of $.49 per share during the first nine months of 2008, and $.44 per share for the same period of 2007. The dividend payout ratio (dividends as a percent of net income) was 23% for the first nine months of both 2008 and 2007. For additional information regarding dividend conditions, see page 46 of Form 10-K for 2007.
There have been no other material changes in Horizon’s capital resources from December 31, 2007 to September 30, 2008.
On October 14, 2008, the U.S. Treasury announced it will offer to non-troubled U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (TARP) and Capital Purchase Program (CPP).
Horizon has preliminarily determined that obtaining additional Tier 1 capital pursuant to the CPP is advisable to, among other things, enable Horizon to better serve the banking needs of its local communities, provide a capital cushion against unforeseen future events and provide additional capital to be used for other purposes permitted by the program. As a result, on November 3, 2008, Horizon filed an initial application with the Treasury pursuant to the CPP seeking approval to sell $25 million in preferred stock to the Treasury (which will equal 2.83% of its total risk weighted assets as of June 30, 2008). The CPP is generally only available to healthy financial institutions to provide them with additional capital to expand the flow of credit to U.S. consumers and businesses on competitive terms and for related purposes to promote the sustained growth and vitality of the U.S. economy. As a result, Horizon’s participation in the CPP is not an indication that Horizon is having financial difficulties. In fact, both Horizon and Horizon Bank currently exceed all applicable regulatory capital requirements to be classified as well capitalized. See “Note 7 — Subsequent Events"-to the financial statements beginning on page 13 for a complete description of the terms and conditions of the CPP.
Material Changes in Financial Condition — September 30, 2008 compared to December 31, 2007
During the first nine months of 2008, net loans decreased by $31.6 million. The major portion of the decline related to the sale of approximately $38 million of adjustable rate mortgage loans. The loans were sold to reduce reliance on non-core funding. Partially offsetting this was an increase in mortgage warehouse loans. Commercial and installment loans have decreased slightly as new volume was not sufficient to offset normal amortization in these portfolios.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2008
Deposits declined from the end of the preceding year. Consumer certificates of deposit declined by approximately $69 million and negotiable certificates of deposit declined by $57 million during the first nine months of 2008. The declines in both categories came in short term, high cost deposits, which matured during the period. These declines were offset by the decline in loans and additional borrowings, at lower interest rates.
There have been no other material changes in the financial condition of Horizon from December 31, 2007 to September 30, 2008.
Results of Operations
Material Changes in Results of Operations — Three months ended September 30, 2008 compared to the three months ended September 30, 2007
During the three months ended September 30, 2008, net income totaled $1.332 million or $.41 per diluted share compared to $2.270 million or $.70 per diluted share for the same period in 2007.
Net interest income for the quarter ended September 30, 2008 was $9.403 million, an increase of $1.201 million from the third quarter of 2007. The net interest margin improved 44 basis points from the third quarter of 2007 to 3.45%. The improvement resulted primarily from reductions in funding costs that exceeded declines in yields on earning assets. Horizon’s cost of funds has dropped approximately 109 basis points since the third quarter of 2007 while the yield on earning assets declined only 65 basis points. Horizon reduced rates on NOW and money market accounts in line with short-term rate decreases put in place by the Federal Open Market Committee. In addition, a large amount of Certificates of Deposit (CDs) matured during the quarter and were renewed in lower rate CDs or the funding was replaced with lower cost borrowed money.
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its most recent review, Horizon determined that there had been recent deterioration in the commercial and indirect loan portfolios. As a result, a provision for loan losses of $3.137 million was taken for the third quarter of 2008. This compares to a provision of $550 thousand for the third quarter of 2007. This increase is primarily due to the deterioration of three commercial loans. In addition, Horizon has experienced increased charge-offs related to repossessions and voluntary surrenders of vehicles in its indirect loan portfolio. To reflect these recent trends, Horizon has adjusted, to a more recent period, the historical charge-off ratios used to determine the historical loss component of the ALLL.
For the third quarter of 2008, Horizon’s non-performing loans of approximately $6.634 increased from the September 30, 2007 level of $2.3 million. Total non-performing loans as of September 30, 2008 were approximately 0.77% of total loans. Net charge-offs for the quarter were $2.423 million compared to $392 thousand for the same quarter of 2007. The current quarter charge-offs related to deterioration in the commercial and indirect loan portfolios. Additionally, Horizon has $1.357 million of other real estate owned, which represent an increase from September 30, 2007 of $1.071 million. Management feels that the total ALLL of $10.525 million or 1.23% of total loans is adequate to absorb probable incurred losses contained in the loan portfolio.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2008
The following tables show the allocation of the ALLL and net charge-offs:
Allocation of the Allowance for Loan and Lease Losses
(Dollars in Thousands)

	September 30,	September 30,
	2008	2007

Commercial	$2,659	$2,579
Real estate	1,115	750
Mortgage warehousing	1,341	1,417
Installment	5,410	3,769
Unallocated	—	308

Total	$10,525	$8,823

Net Charge-offs
(Dollars in Thousands)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Commercial	$1,275	$(21)	$1,348	$(42)
Real estate	(50)	—	275	—
Mortgage warehousing	—	—	—	—
Installment	1,198	413	3,047	1,097

Total	$2,423	$392	$4,671	$1,055

Non-interest income increased $221 thousand or 7.1% from the third quarter of 2007. The main contributing factors were: (a) an increase in service charges on deposit accounts primarily due to an increase in the charge for non-sufficient fund checks implemented in the first quarter of 2008, (b) an increase in wire transfer fees related to an increase in mortgage warehouse loan activity.
Non-interest expense increased $540 thousand or 7.0% from the third quarter of 2007. Salaries and benefits decreased due to the staff reduction, which occurred during the third quarter of 2007. Loan expense increased from the prior year due to higher collection expense and lower deferred costs on new loans. The major cause of the increase in other expenses relates to increased FDIC insurance premiums. The one time credit granted by the FDIC in November of 2006 was fully utilized in the first quarter of 2008.
The effective tax rate declined to 0.0% for the third quarter of 2008 compared to 26.7% in the third quarter of 2007. Pre-tax income was almost entirely offset by tax-exempt interest income generated from tax-exempt loans and investments as well as the increase in cash surrender value of officer life insurance. Also during the current quarter, Horizon realized $47 thousand from amended returns filed to claim additional tax benefits related to Horizon’s investment subsidiary.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three and Nine Month Periods Ended September 30, 2008
There have been no other material changes in the results of operations of Horizon for the three months ending September 30, 2008 compared to the same period of 2007.
Material Changes in Results of Operations-Nine months ended September 30, 2008 compared to the Nine months ended September 30, 2007.
For the Nine months ended September 30, 2008, net income totaled $6.850 million or $2.11 per diluted share compared to $6.130 million or $1.89 per diluted share for the same period of 2007. An increase in net interest margin of 34 basis points to 3.31% for the period and a $36 million increase in average earning assets contributed to the increase.
Non-interest income for the first nine months of 2008 increased by $1.479 million or 16.5%. In addition to the reasons noted above for the three-month period, during the second quarter, Horizon received death benefit proceeds from a bank owned life insurance policy.
Non-interest expense increased $977 thousand or 4.1% from the first nine months of 2007. The increase relates to the same reasons mentioned above for the three months ended September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. At September 30, 2008, the amount of assets that reprice within one year were 130% of liabilities that reprice within one year. At December 31, 2007, the amount of assets that reprice within one year were approximately 103% of the amount of liabilities that reprice within the same time period. The increase in asset sensitivity was accomplished by extending maturities of interest bearing time deposits.

	Rate Sensitivity
		> 3 Months
	3 Months or	and < 6	> 6 Months and	Greater Than
	Less	Months	< 1 Year	1 Year	Total

Loans	$327,203	$69,907	$105,796	$359,875	$862,781
Federal funds sold	—	—	—	—	—
Interest-bearing balances with Banks	1,186	—	—	—	1,186
Investment securities and FRB and FHLB stock	25,554	8,818	12,597	196,493	243,462
Other assets	22,232	—	—	58,970	81,202

Total assets	$376,175	$78,725	$118,393	$615,338	$1,188,631

	Rate Sensitivity
		> 3 Months
	3 Months or	and < 6	> 6 Months and	Greater Than
	Less	Months	< 1 Year	1 Year	Total

Noninterest-bearing deposits	$7,125	$7,124	$11,890	$59,954	$86,093
Interest-bearing deposits	102,727	74,612	102,802	383,188	663,329
Borrowed funds	59,950	3,175	70,641	222,513	356,279
Other liabilities	—	—	—	7,858	7,858
Stockholders’ equity	—	—	—	75,072	75,072

Total liabilities and stockholders’ equity	$169,802	$84,911	$185,333	$748,585	$1,188,631

GAP	$206,373	$(6,186)	$(66,940)	$(15,213)

Cumulative GAP	$206,373	$200,187	$133,247

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2008, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2008, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2008
ITEM 1. LEGAL PROCEEDINGS
On August 5, 2008, Maria Coto filed a putative class action complaint in the Porter County Superior Court, in Porter County, Indiana, on behalf of herself and others who had their vehicles repossessed by the Bank during the four years prior to the filing of the action. The complaint alleges that the Bank’s post-repossession notice to defaulting borrowers does not comply with certain aspects of Indiana law. The Bank has filed its response to the initial complaint and is vigorously defending the action.
ITEM 1A. RISK FACTORS
This Item 1A requires disclosure of any material changes from risk factors previously disclosed in Horizon’s most recent annual report on Form 10-K for the year ended December 31, 2007. Horizon has revised certain risk factors it previously disclosed in its Form 10-K for the year ended December 31, 2007, and added certain new risk factors. The revised and additional risk factors are set forth below in their entirety and supercede and replace the risk factors in the 2007 Form 10-K.
Risks Related to our Business
As a financial institution, we are subject to a number of risks relating to our day-to-day business.
As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:
•	credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	market risk: the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;

•	liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs; and

•	operational risk: the risk of loss resulting from inadequate or failed internal processes, people and systems or external events.
Investors should consider carefully these risks and the other risks and uncertainties described below. Any of these risks could materially adversely affect our business, financial condition or operating results which could cause our stock price to decline. The risks and uncertainties described below are not, however, the only ones that we may face. Additional risks and uncertainties not currently known to us, or that we currently believe are not material, could also materially adversely affect our business, financial condition or operating results.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2008
The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we experienced in the latter half of 2007 and which has continued into 2008. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.
Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
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
Another factor in maintaining our history of record earnings will be our ability to expand our scope of available financial services to our customers in an increasingly competitive environment. In addition to other banks, our competitors include credit unions, securities brokers and dealers, mortgage brokers, mortgage bankers, investment advisors, and finance and insurance companies. Competition is intense in most of our markets. We compete on price and service with our competitors. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2008
Our commercial and consumer loans expose us to increased credit risks.
We have a large percentage of commercial and consumer loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans also typically have much larger loan balances than residential mortgage loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses, and recently, we have experienced some increase in the default rates in our consumer loan portfolio, particularly relating to indirect auto loans.
Our holdings of construction, land and home equity loans, may pose more credit risk than other types of mortgage loans.
In light of current economic conditions, construction loans, loans secured by commercial real estate and home equity loans are considered more risky than other types of mortgage loans. Due to the disruptions in credit and housing markets, real estate values have decreased dramatically in most areas of the U.S., and many of the developers to whom we lend experienced a dramatic decline in sales of new homes from their projects. As a result of this unprecedented market disruption, some of our land and construction loans have become non-performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans and as other owners of such real estate (including homeowners) were unable to keep up with their payments. We believe we have established adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves, and ultimately result in a material level of charge-offs, which could adversely impact our results of operations, liquidity and capital.
Changes in market interest rates could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments re-price, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin, and therefore, decrease our profitability.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2008
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
Our primary market area for deposits and loans consists of LaPorte and Porter Counties in Northwestern Indiana and Berrien County in Southwestern Michigan. An economic slowdown, which could cause a rise in unemployment and a decline in real estate values in our market areas could hurt our business. Possible consequences of such a downturn could include the following:
•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral for loans;

•	a decline in the demand for our products and services;
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

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2008
We are subject to extensive regulation and changes in laws, regulations and policies could adversely affect our business.
Our operations are subject to extensive regulation by federal agencies. See “Supervision and Regulation” in the description of our Business in Item 1 of our Form 10-K for the fiscal year ended December 31, 2007 for detailed information on the laws and regulations to which we are subject. As apparent from the recent EESA and TARP legislation, changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine.
In addition to the EESA and TARP legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, Horizon Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, Horizon Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
The new laws described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including Horizon.
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
We establish and maintain systems of internal operational controls that are designed to provide us with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures also exist that are designed to ensure that policies relating to conduct, ethics and business practices are followed. From time to time, losses from operational risk may occur, including the effects of operational errors.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2008
While we continually monitor and improve the system of internal controls, data processing systems and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
Risks Related to our Common Stock
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock at times or at prices you find attractive.
Although our common stock is listed on the NASDAQ Global Market, our stock price constantly changes (sometimes dramatically), and we expect our stock price to continue to fluctuate in the future. Our stock price is impacted by a variety of factors, some of which are beyond our control.
These factors include:
•	variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of new products, strategic developments, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	actual or anticipated sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing;

•	developments with respect to financial institutions generally; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.
In addition, in recent years, and especially in recent weeks, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2008
Our participation in the TARP Capital Purchase Program may adversely affect the value of our common stock and the rights of our common stockholders.
The terms of the preferred stock Horizon will issue under the TARP Capital Purchase Program could reduce investment returns to Horizon’s common stockholders by restricting dividends, diluting existing stockholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, Horizon will be prohibited from increasing its common stock dividends for the first three years while the Treasury holds the preferred stock.
Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by Horizon. The payments of these dividends will decrease the excess cash Horizon otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital.
Finally, Horizon will be prohibited from continuing to pay dividends on its common stock unless it has fully paid all required dividends on the preferred stock issued to the Treasury. Although Horizon fully expects to be able to pay all required dividends on the preferred stock (and to continue to pay dividends on its common stock at current levels), there is no guarantee that it will be able to do so in the future.
Because our stock is thinly traded, it may be more difficult for you to sell your shares or buy additional shares when you desire to do so and the price may be volatile.
Although our common stock has been listed on the NASDAQ stock market since December 2001, our common stock is thinly traded. Average daily trading volume during 2007 was only 1,689 shares. The prices of thinly traded stocks, such as ours, are typically more volatile than stocks traded in a large, active public market and can be more easily impacted by sales or purchases of large blocks of stock. Thinly traded stocks are also less liquid, and because of the low volume of trades, you may be unable to sell your shares when you desire to do so.
Provisions in our articles of incorporation, our by-laws, and Indiana law may delay or prevent an acquisition of us by a third party.
Our articles of incorporation and by-laws and Indiana law contain provisions which have certain anti-takeover effects. While the purpose of these provisions is to strengthen the negotiating position of the board in the event of a hostile takeover attempt, the overall effects of these provisions may be to render more difficult or discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a larger block of our shares, and the removal of incumbent directors and key management.
Our articles of incorporation provide for a staggered board, which means that only one-third of our board can be replaced by shareholders at any annual meeting. Our articles also provide that our directors may only be removed without cause by shareholders owning 70% or more of our outstanding common stock. Furthermore, our articles provide that only our board of directors, and not our shareholders, may adopt, alter, amend and repeal our by-laws.
Our articles also preempt Indiana law with respect to business combinations with a person who acquires 10% or more of our common stock and provide that such transactions are subject to independent and super-majority shareholder approval requirements unless certain pricing and board pre-approval requirements are satisfied.

Horizon Bancorp And Subsidiaries
Part II — Other Information
For the Nine Months Ended September 30, 2008
Our by-laws do not permit cumulative voting of shareholders in the election of directors, allowing the holders of a majority of our outstanding shares to control the election of all our directors, and our directors are elected by plurality (not majority) voting. Our by-laws also establish detailed procedures that shareholders must follow if they desire to nominate directors for election or otherwise present issues for consideration at a shareholders’ meeting. We also have a mandatory retirement age for directors.
These and other provisions of our governing documents and Indiana law are intended to provide the board of directors with the negotiating leverage to achieve a more favorable outcome for our shareholders in the event of an offer for the company. However, there is no assurance that these same anti-takeover provisions could not have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.
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

HORIZON BANCORP

11-11-2008		/s/ Craig M. Dwight

Date:	BY:	Craig M. Dwight
President and Chief Executive Officer

11-12-2008		/s/ James H. Foglesong

Date:	BY:	James H. Foglesong
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.

Exhibit		Location
11	Statement Regarding Computation of Per Share Earnings	Attached

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of James H. Foglesong	Attached

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached