Form 10-K
period 2008-12-31
HORIZON BANCORP /IN/
filed 2009-03-20
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $44,802,075.
As of March 16, 2009, the registrant had 3,254,482 shares of Common Stock outstanding.

Part of Form 10-K into which
Documents Incorporated by Reference Document	portion of document is incorporated

Portions of the Registrant’s Proxy Statement to be filed for its	III
May 7, 2009 annual meeting of shareholders

Horizon Bancorp
2008 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and in other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.
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
On January 28, 2008, the Bank opened its second full service branch in Valparaiso, Indiana and on July 14, 2008, the Bank opened a full service office in Merrillville, Indiana. In total, the Bank maintains 17 full service offices in Northwest Indiana and Southwest Michigan. At December 31, 2008, the Bank had total assets of $1.307 billion and total deposits of $841 million. The Bank has four wholly-owned subsidiaries: Horizon Trust & Investment Management, N.A. (“Horizon Trust”), Horizon Investments, Inc. (“Horizon Investments”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Trust offers corporate and individual trust and agency services and investment management services. Horizon Investments manages the investment portfolio of the Bank. Horizon Insurance offered a full line of personal insurance products until March 2005, at which time the majority of its assets were sold to a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). See Note 10 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.
No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2008, revenues from loans accounted for 69% of the total consolidated revenue, and revenues from investment securities accounted for 15% of total consolidated revenue.
Employees
The Bank, Horizon Trust and Horizon Investments employed approximately 285 full and part-time employees as of December 31, 2008. Horizon and Horizon Grantor Trust do not have any employees.

Competition
A high degree of competition exists in all major areas where Horizon engages in business. The Bank’s primary market consists of Porter, LaPorte, St. Joseph, Elkhart and Lake Counties Indiana, and Berrien County, Michigan. The Bank competes with other commercial banks as well as with savings and loan associations, consumer finance companies and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.
Based on deposits as of June 30, 2008, Horizon was the largest of the 10 bank and thrift institutions in LaPorte County with a 34.01% market share and the sixth largest of the 15 institutions in Porter County with a 7.07% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 10 bank and thrift institutions with an 7.35% market share. Horizon’s market share of deposits in Lake, St. Joseph and Elkhart Counties was less than 2.00% in each of these counties. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).
Supervision and Regulation
The Bank Holding Company Act
Horizon is registered as a bank holding company and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Pursuant to Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.
The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts Horizon’s non-banking activities to those which are determined by the Federal Reserve to be so closely related to banking and a proper incident thereto.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2008, see the information in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.

National Bank Act
The Bank is (i) subject to the provisions of the National Bank Act; (ii) supervised, regulated, and examined by the OCC; and (iii) subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.
Deposit Insurance
The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).
The Bank is subject to deposit insurance assessments by the FDIC, which is a risk-related deposit insurance assessment system where premiums are based upon the institution’s capital levels and risk profile. Under this system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from 5 to 43 basis points of assessable deposits, and the Bank paid assessments at the rate of seven basis points for each $100 of insured deposits. In December 2008, the FDIC adopted a rule uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment of 12 basis points to 50 basis points.
On February 27, 2009, the FDIC announced the imposition of a special assessment and changes to assessment rates, to the risk-based assessment system that will take effect beginning April 1, 2009, and to the restoration plan. The FDIC adopted an interim rule that imposes a special assessment of 10 basis points as of June 30, 2009, which is to be collected on September 30, 2009. Assuming that deposit levels remain constant, we anticipate that the special assessment for the Bank would total approximately $779,000. The FDIC’s interim rule also provides for the imposition of additional special assessments of up to 10 basis points if necessary. Comments on the interim rule are due within 30 days of publication in the Federal Register. Under the new assessment system, banks in the best risk category will pay from 12 cents to 16 cents per $100 of insured deposits. The FDIC also announced an amendment to the restoration plan to extend the period of the plan from five to seven years.
Effective October 14, 2008, the deposit insurance coverage was increased from $100,000 to $250,000 per depositor until January 1, 2010, subject to aggregation rules, and to unlimited coverage for non-interest bearing transaction accounts. Horizon is providing this additional coverage to its deposit customers.
The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.
Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.
Insured depository institutions that were in existence on December 31, 1996, and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2006, the Bank received a one-time credit of $458,000 against future assessments. Of our initial credit, $314,000 was utilized in 2007 and the remaining $144,000 was utilized in 2008.

The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), resulted in significant changes to the federal deposit insurance program effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”)
Pursuant to the Reform Act, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. The designated reserve ratio for the DIF is currently set at1.25% of estimated insured deposits. Recent failures, as well as deterioration in banking and economic conditions, have significantly increased the fund’s loss provisions, resulting in a decline in the reserve ratio. As of June 30, 2008, the reserve ratio was 1.01%. The FDIC expects a higher rate of insured institution failures in the next few years; thus, the reserve ratio may continue to decline. Because the reserve ratio has fallen below 1.15%, the FDIC has established a restoration plan to restore the reserve ratio to 1.15%. The FDIC has increased the assessment rates and is making other changes to the assessment system to ensure that riskier institutions bear a greater share of the proposed increase in assessments.
The FDIC proposed further refinements to its risk-based assessment that will be effective April 1, 2009 and will effectively make the range 8 to 77 1/2 basis points of assessable deposits. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can exceed three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of its federal deposit insurance assessment.
As a result, our insurance premiums for 2008 increased significantly and totaled $546,000 after utilizing our remaining credit of $144,000 in the first quarter of 2008. Due to the continued failures of unaffiliated FDIC insured depository institutions, we anticipate that our FDIC deposit insurance premiums will increase in the future, perhaps significantly, which will adversely impact our future earnings, but management cannot predict what insurance assessment rates will be in the future.
FDIC-insured institutions also remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2008, the FICO assessment rate ranged between 1.10 and 1.14 basis points for each $100 of insured deposits per quarter. For the first quarter of 2009, the FICO assessment rate is 1.14 basis points. The Bank paid deposit insurance assessments (including the FICO assessments) of $546,000 during the year ended December 31, 2008. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.
General Regulatory Supervision
Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to, or the prior approval of, the OCC.

Transactions With Affiliates and Insiders
Horizon and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks, affiliated companies and their executive officers, including limits on credit transactions between these parties. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.
Capital Regulation
Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories of 0%, 20%, 50%, or 100%, with higher levels of capital being required for the categories perceived as representing greater risk.
The capital guidelines divide a bank holding company’s or bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary capital (“Tier II”) includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks and bank holding companies are required to maintain a total risk-based capital ratio of at least 8%, of which 4% must be Tier I capital. The federal banking regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.
Also required by the regulations is the maintenance of a leverage ratio designed to supplement the risk-based capital guidelines. This ratio is computed by dividing Tier I capital, net of all intangibles, by the quarterly average of total assets. The minimum leverage ratio is 3% for the most highly rated institutions, and 1% to 2% higher for institutions not meeting those standards. Pursuant to the regulations, banks must maintain capital levels commensurate with the level of risk, including the volume and severity of problem loans to which they are exposed.
In December 2008, the Company received $25,000,000 in exchange for 25,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A, issued to the Treasury Department, and related warrants. Of that amount, $20,000,000 was contributed to the Bank. As a result, the Company’s and the Bank’s regulatory capital have increased significantly from the capital reported in prior periods.

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2008.

					To Be Categorized As
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total risk-based capital (to risk-weighted assets)
Horizon Bank, N.A.	$122,538	13.11%	$74,790	8.00%	$93,488	10.00%
Horizon Bancorp Consolidated	$134,546	14.38%	$74,877	8.00%	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)
Horizon Bank, N.A.	$111,128	11.89%	$37,395	4.00%	$56,093	6.00%
Horizon Bancorp Consolidated	$123,136	13.16%	$37,438	4.00%	N/A	N/A
Tier 1 leverage capital (to average assets)
Horizon Bank, N.A.	$111,128	9.44%	$47,074	4.00%	$58,868	5.00%
Horizon Bancorp Consolidated	$123,136	10.45%	$47,124	4.00%	N/A	N/A
Prompt Corrective Regulatory Action.
Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. At December 31, 2008, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
Anti-Money Laundering and the USA Patriot Act
Horizon is subject to the provisions of the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

Sarbanes-Oxley Act of 2002
Horizon also is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which revised the laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act applies to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Management expects that significant additional efforts and expense will continue to be required to comply with the provisions of the Sarbanes-Oxley Act.
The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act of 2002. In each Form 10-K it files, Horizon is required to include a report of management on Horizon’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of Horizon, identify the framework used by management to evaluate the effectiveness of Horizon’s internal control over financial reporting, provide management’s assessment of the effectiveness of Horizon’s internal control over financial reporting and state that Horizon’s independent accounting firm has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. Significant efforts were required to comply with Section 404 in 2005 and Horizon anticipates additional efforts will be required in future years.
Recent Legislative Developments
Emergency Economic Stabilization Act of 2008 and Troubled Asset Relief Program’s Capital Purchase Program
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year, and in particular, the last several weeks. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury also announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions, like Horizon, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of the institution’s total risk-weighted assets.
Although both Horizon and the Bank met all applicable regulatory capital requirements and were well capitalized, Horizon determined that obtaining additional capital pursuant to the CPP for contribution in whole or in part to the Bank was advisable. As a result, Horizon decided to participate in the CPP Program and sold $25,000,000 of its Fixed Rate Cumulative Preferred Stock, Series A to the Treasury on December 19, 2008.
The general terms of the preferred stock issued by Horizon under the CPP are as follows:
•	Dividends at the rate of 5% per annum, payable quarterly in arrears, are required to be paid on the preferred stock for the first five years and dividends at the rate of 9% per annum are required thereafter until the stock is redeemed by Horizon;

•	Without the prior consent of the Treasury, Horizon will be prohibited from increasing its common stock dividends or repurchasing its common stock for the first three years while Treasury is an investor;

•	During the first three years the preferred stock is outstanding, Horizon will be prohibited from repurchasing such preferred stock, except with the proceeds from a sale of Tier 1 qualifying common or other preferred stock of Horizon in an offering that raises at least 25% of the initial offering price of the preferred stock sold to the Treasury ($6,250,000). After the first three years, the preferred stock can be redeemed at any time with any available cash;

•	Under the CPP, Horizon also issued to the Treasury warrants entitling the Treasury to buy 212,104 shares of Horizon’s common stock at an exercise price of $17.68 per share; and

•	Horizon agreed to certain compensation restrictions for its senior executive officers and restrictions on the amount of executive compensation which is tax deductible.
EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.
It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Company and its business.

Other Regulation
In addition to the matters discussed above, the Bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit, and collection activities and regulations affecting secondary mortgage market activities.
Effect of Governmental Monetary Policies
The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.
Federal Home Loan Bank System
The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2008, the Bank’s investment in stock of the FHLB of Indianapolis was $11.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2008, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $520,000, for an annualized rate of 4.7%.

Limitations on Rates Paid for Deposits
FDIC regulations place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll such deposits over without restriction, “adequately capitalized” depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definition adopted by the agencies to implement the corrective action provisions of federal law. Management does not believe that these regulations will have a materially adverse effect on the Bank’s current operations.
Legislative Initiatives
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

II.	INVESTMENT PORTFOLIO
A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity at December 31,

(dollar amounts in thousands)	2008		2007		2006
Available for Sale	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury and U.S. Government agencies and corporations	$23,661	$24,914	$25,660	$26,220	$58,595	$58,445
State and municipal	88,282	86,985	86,389	86,931	81,363	81,800
Mortgage-backed securities	174,227	176,389	108,247	107,371	93,591	91,174
Collateralized mortgage obligations	13,063	12,951	13,650	13,552	11,215	11,010
Corporate notes	587	399	632	601	632	649

Total investment securities	$299,820	$301,638	$234,578	$234,675	$245,396	$243,078

Held to maturity, State and municipal	$1,630	$1,634	—	—	—	—

B.	The following is a schedule of maturities of each category of available for sale and held to maturity debt securities and the related weighted-average yield of such securities as of December 31, 2008:

			After One Year		After Five Years
(dollar amounts in thousands)	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
Available for Sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and U.S. Government agency securities (1)	$—		$4,567	4.53%	$3,611	5.15%	$16,736	5.88%
Obligations of states and political subdivisions	1,190	3.62%	6,360	4.31	25,053	4.22	54,382	4.20
Mortgage-backed securities (2)	829	5.17	62,741	4.50	75,326	5.09	37,493	5.49
Collateralized mortgage obligations (2)	864	4.52	12,087	4.97	—		—
Other securities	—		—		—		399	7.53

Total	$2,883	4.34	$85,755	4.55	$103,990	4.88	$109,010	4.91

Held to maturity, state and municipal	$91	2.85	$1,543	3.68	—		—

(1)	Fair value is based on contractual maturity or call date where a call option exists

(2)	Maturity based upon final maturity date
The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2008.

III.	LOAN PORTFOLIO
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated.

(dollar amounts in thousands)	2008	2007	2006	2005	2004

Commercial, financial, agricultural and commercial tax-exempt loans	$310,842	$307,535	$271,457	$273,310	$203,966
Mortgage warehouse loans	123,287	78,225	112,267	97,729	127,992
Real estate mortgage loans	167,766	216,019	222,235	159,312	89,139
Installment loans	280,072	287,073	237,875	202,383	142,945

Total loans	$881,967	$888,852	$843,834	$732,734	$564,042

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2008:

Maturing or repricing	One Year or	One Through
(dollar amounts in thousands)	Less	Five Years	After Five Years	Total

Commercial, financial, agricultural and commercial tax-exempt loans	$196,159	$111,917	$2,766	$310,842
The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed	Variable
(dollar amounts in thousands)	Rate	Rate

Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$70,437	$44,246
C.	Risk Elements
1.	Non-accrual, Past Due and Restructured Loans — The following schedule summarizes non-accrual, past due and restructured loans.

December 31 (dollar amounts in thousands)	2008	2007	2006	2005	2004

a. Loans accounted for on a non-accrual basis	$7,031	$2,862	$2,481	$1,822	$1,358
b. Accruing loans which are contractually past due 90 days or more as to interest and principal payments	832	87	144	251	—
c. Loans not included in (a) or (b) which are “Troubled Debt Restructuring’s” as defined by SFAS No. 15	—	—	—	—	—

Totals	$7,863	$2,949	$2,625	$2,073	$1,358

The increase in non-accrual loans in 2008 is primarily due to an increase in commercial loans of $3.248 million and residential real estate loans of $928 thousand. The increase in loans 90 days past due but still accruing is primarily due to an increase of $464 thousand in residential real estate loans and an increase of $230 thousand in installment loans. The increase in non-accrual loans in 2007 was primarily due to an increase in commercial real estate loans of $281 thousand and an increase in consumer loans of $381 thousand. This increase was partially offset by a decrease in mortgage loans of $281 thousand. The increase in non-accrual loans in 2006 was primarily due to an increase in commercial real estate loans of $761 thousand. This increase was partially offset by a decrease in mortgage loans and consumer loans of $67 thousand and $36 thousand, respectively. The increase in non-accrual loans in 2005 was primarily due to non-accrual loans acquired from Alliance of $389 thousand, an increase in consumer and commercial loans of $44 thousand and $189 thousand, respectively.

(dollar amounts in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2008, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$582
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2008, and included in net income for the period.	299

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2008.	$283

     Discussion of Non-Accrual Policy
1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days, unless the Loan Committee approves otherwise. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status. The senior collection officer monitors the loan portfolio for any potential problem loans.

2.	Potential Problem Loans

Impaired loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $6,012,000 and $1,870,000 at December 31, 2008 and 2007, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses totaled $1,327,000 and $345,000 at those respective dates. The average balance of impaired loans during 2008 and 2007 was $3,977,000 and $1,673,000, respectively.

3.	Foreign Outstandings

None

4.	Loan Concentrations

As of December 31, 2008, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2008, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.
IV.	SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following is an analysis of the activity in the allowance for loan losses account:

(dollar amounts in thousands)	2008	2007	2006	2005	2004

LOANS
Loans outstanding at the end of the period (1)	$881,967	$888,852	$843,834	$732,734	$564,042
Average loans outstanding during the period (1)	840,960	839,591	780,555	640,758	514,916

(1)	Net of unearned income and deferred loan fees

	2008	2007	2006	2005	2004

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of the period	$9,791	$8,738	$8,368	$7,193	$6,909

Loans charged-off:
Commercial and agricultural loans	1,358	—	23	305	161
Real estate mortgage loans	351	36	—	29	41
Installment loans	5,277	2,701	1,120	1,096	863

Total loans charged-off	6,986	2,737	1,143	1,430	1,065

Recoveries of loans previously charged-off:
Commercial and agricultural loans	15	48	201	161	79
Real estate mortgage loans	50	—	—	2	2
Installment loans	972	674	407	364	278

Total loan recoveries	1,037	722	608	527	359

Net loans charged-off	5,949	2,015	535	903	706
Provision charged to operating expense	7,568	3,068	905	1,521	990
Acquired through acquisition	—	—	—	557	—

Balance at the end of the period	$11,410	$9,791	$8,738	$8,368	$7,193

Ratio of net charge-offs to average loans outstanding for the period	.70%	.24%	.07%	.14%	.14%

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.
Allocation of the Allowance for Loan Losses at December 31 (dollar amounts in thousands)

	2008		2007		2006		2005		2004
				% of		% of		% of		% of
		% of Loans		Loans to		Loans to		Loans to		Loans to
	Allowance	to Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loan	Amount	Loans

Commercial, financial and agricultural	$3,202	35%	$2,656	35%	$2,987	32%	$2,733	37%	2,469	36%
Real estate mortgage	973	19	779	24	768	27	585	22	808	16
Mortgage warehousing	1,354	14	1,309	9	1,762	13	1,958	13	2,029	23
Installment	5,881	32	5,047	32	3,181	28	2,958	28	1,860	25
Unallocated	—	—	—	—	40	—	134	—	27	—

Total	$11,410	100%	$9,791	100%	$8,738	100%	$8,368	100%	$7,193	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2008, Horizon processed over $2.0 billion in mortgage warehouse loans.
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

December 31 (dollar amounts in thousands)	2008	2007

Outstanding at year end	$39,995	$41,369
Approximate weighted-average interest rate at year-end	1.28%	2.54%
Highest amount outstanding as of any month-end during the year	$53,618	$42,961
Approximate average outstanding during the year	$41,522	$39,931
Approximate weighted-average interest during the year	1.72%	2.94%
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
As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:
•	credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	market risk: the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;

•	liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs; and

•	operational risk: the risk of loss resulting from inadequate or failed internal processes, people and systems or external events.

•	economic risk: the risk that the economy in our markets could decline further resulting in increased unemployment, decreased real estate values and increased loan charge-offs.

•	compliance risk: The risk of additional action by Horizon’s regulators or additional regulation could hinder our ability to do business profitably.
Investors should consider carefully these risks and the other risks and uncertainties described below. Any of these risks could materially adversely affect our business, financial condition or operating results which could cause our stock price to decline. The risks and uncertainties described below are not, however, the only ones that we may face. Additional risks and uncertainties not currently known to us, or that we currently believe are not material, could also materially adversely affect our business, financial condition or operating results

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. This presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we experienced in the latter half of 2008 and which has continued into 2009. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.
Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job loss, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
Our financial performance may be adversely impacted if we are unable to continue to grow our commercial and consumer loan portfolios, obtain low-cost funds and compete with other providers of financial services.
Our ability to maintain our history of record earnings year after year will depend, in large part, on our ability to continue to grow our loan portfolios and obtain low-cost funds. For the past three years, we focused on increasing consumer loans, and we intend to continue to emphasize and grow consumer, as well as commercial loans in the foreseeable future. This represented a shift in our emphasis from 2002 and 2003 when we focused on mortgage banking services, which generated a large portion of our income during those years.
We have also funded our growth with low-cost consumer deposits, and our ability to sustain our growth will depend in part on our continued success in attracting and retaining such deposits or finding other sources of low-cost funds.
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
We have a large percentage of commercial and consumer loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans also typically have much larger loan balances than residential mortgage loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses, and recently, we have experienced an increase in the default rates in our consumer loan portfolio, particularly relating to indirect auto loans.
Our holdings of construction, land and home equity loans, may pose more credit risk than other types of mortgage loans.
In light of current economic conditions, construction loans, loans secured by commercial real estate and home equity loans are considered more risky than other types of mortgage loans. Due to the disruptions in credit and housing markets, real estate values have decreased in most areas of the U.S., and many of the developers to whom we lend experienced a decline in sales of new homes from their projects. As a result of this market disruption, some of our land and construction loans have become non-performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans and as other owners of such real estate (including homeowners) were unable to keep up with their payments. We believe we have established adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves, and ultimately result in a material level of charge-offs, which could adversely impact our results of operations, liquidity and capital.
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
Our primary market area for deposits and loans consists of LaPorte and Porter Counties in Northwestern Indiana and Berrien County in Southwestern Michigan. An economic slowdown, which could cause a rise in unemployment and a decline in real estate values in our market areas, could hurt our business. Possible consequences of such a downturn could include the following:
•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral for loans;

•	increase in loans charged off;

•	a decline in the demand for our products and services;

•	increase in non-accrual loans and other real estate owned.
Our deposit insurance premiums could be substantially higher in the future which will have an adverse effect on our future earnings.
Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of financial institutions have increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.
On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.
On February 27, 2009, the FDIC announced the imposition of a special assessment and changes to assessment rates, to the risk-based assessment system that will take effect beginning April 1, 2009, and to the restoration plan. The FDIC adopted an interim rule that imposes a special assessment of 10 basis points as of June 30, 2009, which is to be collected on September 30, 2009. Assuming that deposit levels remain constant, we anticipate that the special assessment for the Bank would total approximately $779,000. The FDIC’s interim rule also provides for the imposition of additional special assessments of up to 10 basis points if necessary. Comments on the interim rule are due within 30 days of publication in the Federal Register. Under the new assessment system, banks in the best risk category will pay from 12 cents to 16 cents per $100 of insured deposits. The FDIC also announced an amendment to the restoration plan to extend the period of the plan from five to seven years.
As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Insured depository institutions that were in existence on December 31, 1996, and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2006, the Bank received a one-time credit of $457,534 against future assessments. Of our initial credit, $313,911 was utilized in 2007, which reduced our FDIC expense to $99,000. Our insurance premiums for 2008 increased significantly and totaled $546,000 after utilizing our remaining credit of $143,623 in the first quarter of 2008.

Financial problems at the Federal Home Loan Bank of Indianapolis may adversely affect our ability to borrow monies in the future and our income.
Horizon owns $11.0 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and has outstanding borrowings of over $177 million with the FHLBI. The FHLBI stock entitles us to dividends from the FHLBI. Horizon recognized dividend income of approximately $476 thousand and $520 thousand in 2007 and 2008, respectively. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI initially deferred the declaration of a fourth quarter dividend pending a review of private-label mortgage-backed securities for other-than-temporary impairment. Although the deferred dividend has now been paid, continued and additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.
Horizon’s total borrowing capacity with the FHLBI is currently $244 million. Generally, the loan terms from the FHLBI are better than the terms Horizon can receive from other sources making it cheaper to borrow money from the FHLBI. Continued and additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.
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
Our operations are subject to extensive regulation by federal agencies. See “Supervision and Regulation” in the description of our Business in Part I of this Form 10-K for detailed information on the laws and regulations to which we are subject. As apparent from the recent Emergency Economic Stabilization Act (EESA) and Troubled Asset Relief Program (TARP) legislation, changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine.

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
The new laws described above, together with additional actions announced by the U.S. Treasury Department (Treasury) and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including Horizon.
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
These factors include:
•	variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	increase in loan losses, non-performing loans and other real estate owned;

•	changes in expectations as to our future financial performance;

•	announcements of new products, strategic developments, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	actual or anticipated sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing;

•	developments with respect to financial institutions generally; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.
In addition the stock market in general has recently experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.
Our participation in the Treasury’s Capital Purchase Program may adversely affect the value of our common stock and the rights of our common stockholders.
The terms of the preferred stock Horizon issued under the Treasury’s Capital Purchase Program could reduce investment returns to Horizon’s common stockholders by restricting dividends, diluting existing stockholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, Horizon will be prohibited from increasing its common stock dividends for the first three years while the Treasury holds the preferred stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing and information technology departments of the Bank. In addition to these principal facilities, the Bank has 16 sales offices located at:
3631 South Franklin Street, Michigan City, Indiana
113 W. First St., Wanatah, Indiana
1500 W. Lincolnway, LaPorte, Indiana
423 South Roosevelt Street, Chesterton, Indiana
4208 N. Calumet, Valparaiso, Indiana
902 Lincolnway, Valparaiso, Indiana
2650 Willowcreek Road, Portage, Indiana
8590 Broadway, Merrillville, Indiana
811 Ship Street, St. Joseph, Michigan
2608 Niles Road, St. Joseph, Michigan
1041 E. Napier Ave., Benton Harbor, Michigan
233 South Main Street, South Bend, Indiana
1909 East Bristol Street, Elkhart, Indiana
500 West Buffalo Street, New Buffalo, Michigan
13696 Redarrow Highway, Harbert, Michigan
6801 West U.S. 12 Three Oaks, Michigan
Horizon owns all of the facilities, except for the South Bend, Indiana office, which are leased from third party.
ITEM 3. LEGAL PROCEEDINGS
On August 5, 2008, Maria Coto filed a putative class action complaint in the Porter County Superior Court, Porter County, Indiana, on behalf of herself and others who have had their vehicles repossessed by the Bank during the four years prior to the filing of the action. The complaint alleged that the Bank’s post-repossession notice to defaulting borrowers did not comply with certain aspects of Indiana law. The plaintiff was seeking statutory damages and costs. The parties have agreed to a tentative settlement of this action.
Horizon is continuing to investigate the legitimacy of claims made by First Horizon National Corporation, headquartered in Memphis, Tennessee (“FHNC”), regarding FHNC’s trademark rights in the name “Horizon Bank” (and other names that include the word “Horizon”). An attorney representing FNHC raised the claims in a letter dated October 27, 2008, and proposed that Horizon assign its common law rights in that name to FHNC in exchange for a license back to use the Horizon name in Horizon’s current trade area and a reasonable zone of expansion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of Horizon’s stockholders during the fourth quarter of the 2008 fiscal year.
SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	70	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.

Craig M. Dwight	52	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001.

Thomas H. Edwards	56	President and Chief Operating Officer of the Bank since January 2003.

Mark E. Secor	42	Chief Financial Officer of Horizon and the Bank since January 2009. Vice President, Chief Investment and Asset Liability Manager since June 2007, Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana since January 2004.

James D. Neff	49	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank since October 1999.

Donald E. Radde	56	Market President for Southwest Michigan for the Bank since January 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2008.
     Performance Graph
The Securities and Exchange Commission requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the Common Shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on January 1, 2004, and further assumes reinvestment of all dividends. The Common Shares began trading on the NASDAQ Global Market February 1, 2007. Prior to that date, the Common Shares were traded on the NASDAQ Capital Market.
Horizon Bancorp

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Horizon Bancorp	100.00	99.74	98.89	105.13	100.46	51.16
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

Source : SNL Financial LC, Charlottesville, VA © 2009	(434) 977-1600 www.snl.com

The following chart, prepared by the investment banking firm of Keefe, Bruyette and Woods compares the change in market price of Horizon’s stock to that of publically traded banks in Indiana and Michigan.
Relative Price Performance Over Time
Price Performance of HBNC, Indiana and Michigan Indices from December 31, 2003 — December 31, 2008
Source: SNL Financial
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
(Table Dollar Amounts in Thousands)
Overview
Horizon continues to operate in a challenging and uncertain economic environment. Within our primary market areas of Northwest Indiana and Southwest Michigan unemployment rates have increased over the prior year. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. Like numerous other parts of the country, Northwest Indiana and Southwest Michigan are experiencing a rise in mortgage delinquencies and bankruptcy filings as a result of increased unemployment rates. Despite these economic factors, Horizon reported its ninth consecutive year of record earnings. Following are some of the major factors that influenced Horizons financial performance for 2008:
Horizon’s net interest margin at 3.38% for 2008 increased 35 basis points from 2007. Average earning assets increased approximately $23 million. These two factors were the primary cause of an increase of $4.5 million or 13.8% in net interest income. Horizon’s cost of funds has dropped approximately 108 basis points since the fourth quarter of 2007 while the yield on earning assets declined approximately 72 basis points. Horizon reduced rates on NOW and money market accounts in line with short-term rate decreases put in place during the year by the Federal Open Market Committee. In addition, a large amount of Certificates of Deposit (CDs) matured during the first half of 2008 and were renewed at lower rates. Additionally, at December 31, 2008, all mortgage warehouse loans ($123 million) and certain home equity and commercial loans (totaling approximately $136 million) reached contractual rate floors. This improved the net interest margin as funding costs continued to decline.
In 2008, Horizon experienced an increase net loan charge-offs and non-performing loans. This resulted in a provision for loan losses of $7.6 million, which is more than double the prior year. There was also an significant increase in loan collection expense of $412 thousand.
Horizon began hedging fixed rate commercial loans to swap them to an adjustable rate to help maintain a balanced asset-liability rate sensitivity position.
In December of 2008, Horizon issued $25 million of perpetual preferred stock to the U.S. Treasury under the Treasury’s Capital Purchase Program under TARP, to gain access to relatively low-cost Tier I Capital.
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

Allowance for Loan Losses
An allowance for loan losses is maintained to absorb probable incurred loan losses inherent in the loan portfolio. The determination of the allowance for loan losses is a critical accounting policy that involves management’s ongoing quarterly assessments of the probable incurred losses inherent in the loan portfolio. The identification of loans that have probable incurred losses is subjective, therefore, a general reserve is maintained to cover all probable losses within the entire loan portfolio. Horizon utilizes a loan grading system that helps identify, monitor and address asset quality problems in an adequate and timely manner. Each quarter, various factors affecting the quality of the loan portfolio are reviewed. Large credits are reviewed on an individual basis for loss potential. Other loans are reviewed as a group based upon previous trends of loss experience. Horizon also reviews the current and anticipated economic conditions of its lending market as well as transaction risk to determine the effect they may have on the loss experience of the loan portfolio.
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Statement of Financial Accounting Standard (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2008, Horizon had core deposit intangibles of $1.751 million subject to amortization and $5.787 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. For the first time in Horizon’s history, the market value for Horizon’s stock dropped below the book value during the fourth quarter of 2008. Market price at the close of business on December 31, 2008 was $12.50 per share compared to a book value of $24.46 per common share. Horizon reported record earnings for the ninth consecutive year in 2008 and believes the decline in market price relates to an overall decline in the financial industry sector and are not specific to Horizon. Horizon engaged a third party to perform an impairment test of its goodwill. The evaluation included three approaches: 1) income approach using a discounted cash flow based on earnings capacity, 2) price to earnings multiples and 3) price to book value ratios. Approaches 2 & 3 use median results from 17 bank sale transactions that occurred during 2007 and 2008. The selling banks ranged in size from $763 million to $2.1 billion. The impairment test was performed as of November 30, 2008 and yielded an implied fair value for the Bank well above the book value.
Financial results for December 2008 (and for the full year of 2008) were as anticipated by the analysis. An additional $20 million of capital was injected into Horizon Bank by the holding company but the calculated fair value of Horizon Bank is still well above its book value. Horizon has concluded that, based on its own internal evaluation and the independent impairment test conducted by a third party, the recorded value of goodwill is not impaired.

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
Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized mortgage servicing rights. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, Horizon utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including Horizon’s own historical prepayment experience. For purposes of model valuation, estimates are made for each product type within the mortgage servicing rights portfolio on a monthly basis.
Derivative Instruments
As part of our asset/liability management program, Horizon utilizes, from time-to-time, interest rate floors, caps or swaps to reduce our sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated income statements or other comprehensive income (OCI) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Horizon’s accounting policies related to derivatives reflect the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as revised and further interpreted by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 133”) and other related accounting guidance. Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). For fair value hedges, the cumulative change in fair value of both the hedge instruments and the underlying loans is recorded in non-interest income. For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated income statement in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, Horizon establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of income. Horizon excludes the time value expiration of the hedge when measuring ineffectiveness.
Valuation Measurements
Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, as defined in SFAS No. 157 Fair Value Measurement (“SFAS 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other post-retirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.
Analysis of Financial Condition
Investment Securities
Investment securities totaled $303.268 million at December 31, 2008, and consisted of U.S. Treasury and Government Agency securities of $24.914 million (8.2%); Municipal securities of $88.619 million ($86.985 million are available for sale and $1.634 million are held to maturity)(29.2%); Mortgage-backed securities of $176.389 million (58.2%); collateralized mortgage obligations of $12.951 million (4.3%); and corporate securities of $399 thousand (.1%).

As indicated above, 62.5% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. Approximately 1.3% of the portfolio or $4.0 million are private label collateralized mortgage obligations, the remainder are issued by Agencies of the Federal Government. The private label securities generally have loan to value ratios of approximately 50% and management feels these securities are not impaired. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2008, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 7.47 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life. Management currently believes that prepayments on these securities could increase during 2009.
Available-for-sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non-rated issues and management does not believe there is permanent deterioration in market value.
At December 31, 2008, 99.5% of investment securities, and at December 31, 2007, all investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $1.818 million, which resulted in a balance of $1.182 million , net of tax, included in stockholders’ equity at December 31, 2008. This compared to a $63 thousand, net of tax, included in stockholders’ equity at December 31, 2007.
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

When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and corporate notes. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include Federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations and Federal agency mortgage-backed pools. For level 2 securities, Horizon uses a third party service to determine fair value. In performing the valuations, the pricing service relies on models that consider security-specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. To verify the reasonableness of the fair value determination by the service, Horizon has a portion of the level 2 securities priced by an independent securities broker dealer. At December 31, 2008, 19% of the level 2 securities were tested. The test showed a variance of 0.3% between the two determinations so the valuation service was deemed to be accurate and those values were used for financial reporting.
Unrealized gains and losses on available-for-sale securities, deemed temporary, are recorded, net of income tax, in a separate component of other comprehensive income on the balance sheet. No unrealized losses were deemed to be “other-than-temporary”.
As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2008 and 2007, Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Bank totaling $12.625 million.
At December 31, 2008, Horizon does not maintain a trading account.
For more information about securities, see Note 2 (Investment Securities) to the consolidated financial statements.

Loans
Total loans, the principal earning asset of the Bank, were $881.967 million at December 31, 2008. The current level of loans is a decrease of 0.8% from the December 31, 2007, level of $888.852 million. The table below provides comparative detail on the loan categories.

(dollar amounts in thousands)			Dollar	Percent
December 31	2008	2007	Change	Change

Real estate loans
1 – 4 family	$160,661	$206,914	$(46,253)	(22.35)%
Other	7,105	9,105	(2,000)	(21.97)

Total	167,766	216,019	(48,253)	(22.34)

Commercial loans
Working capital and equipment	164,237	154,459	9,778	6.33
Real estate, including agriculture	137,442	141,733	(4,291)	(3.03)
Tax exempt	3,258	3,809	(551)	(14.47)
Other	5,905	7,534	(1,629)	(21.62)

Total	310,842	307,535	3,307	1.08

Consumer loans
Auto	160,685	174,331	(13,646)	(7.83)
Recreation	6,985	7,074	(89)	(1.26)
Real estate/home improvement	34,582	41,684	(7,102)	(17.04)
Home equity	73,008	59,131	13,877	23.47
Unsecured	2,438	1,979	459	23.19
Other	2,374	2,874	(500)	(17.40)

Total	280,072	287,073	(7,001)	(2.44)

Mortgage warehouse loans
Prime	115,939	69,894	46,045	65.88
Sub-Prime	7,348	8,331	(983)	(11.80)

Total	123,287	78,225	45,062	57.61

Grand total	$881,967	$888,852	$(6,885)	(0.77)%

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
Real Estate Loans
Real estate loans totaled $167.766 million or 19.0% of total loans as of December 31, 2008, compared to $216.019 million or 24.3% of total loans as of December 31, 2007. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2008, $73.008 million in home equity lines of credit compared to $59.131 million at December 31, 2007. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 4 of the consolidated financial statements.
Residential real estate lending is a highly competitive business. As of December 31, 2008, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	2008			2007
		Percent of			Percent of
(dollar amounts in thousands)	Amount	Portfolio	Yield	Amount	Portfolio	Yield

Fixed rate
Monthly payment	$36,278	21.62%	6.29%	$41,491	19.21%	6.47%
Biweekly payment	2,276	1.36	6.45	2,663	1.23	6.49

Adjustable rate
Monthly payment	129,201	77.01	5.96	171,845	79.55	5.90
Biweekly payment	11	0.01	5.78	20	0.01	7.79

Total	$167,766	100.00%	6.04%	$216,019	100.00%	6.03%

During 2008 and 2007, approximately $178 million and $135 million, respectively, of residential mortgages were sold into the secondary market. The 2008 amount includes approximately $38 million of loans that were transferred to held for sale from the real estate loan portfolio and were subsequently sold during the first quarter to reduce Horizon’s reliance on non-core funding and improve Horizon Bank’s capital ratios.
In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances and number of loans serviced for others totaled approximately $79,544,000 and 706 and $26,191,000 and 324 at December 31, 2008 and 2007, respectively.
The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2008, totaled approximately $1,208,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

(dollar amounts in thousands)	2008	2007	2006

Mortgage Servicing Rights
Balances, January 1	$276	$248	$1,278
Servicing rights capitalized	634	79	83
Amortization of servicing rights	(178)	(51)	(251)
Servicing rights sold	—	—	(862)

	732	276	248
Impairment allowance	(4)	(7)	(3)

Balances, December 31	$728	$269	$245

Commercial Loans
Commercial loans totaled $310.842 million, or 35.2% of total loans as of December 31, 2008, compared to $307.535 million, or 34.6% as of December 31, 2007.
Commercial loans consisted of the following types of loans at December 31:

	2008			2007
			Percent of			Percent of
(dollar amounts in thousands)	Number	Amount	Portfolio	Number	Amount	Portfolio

SBA guaranteed loans	21	$4,079	1.31%	17	$3,863	1.26%
Municipal government	18	3,258	1.05	26	3,809	1.24
Lines of credit	369	54,023	17.38	346	59,025	19.19
Real estate and equipment term loans	994	249,482	80.26	959	240,838	78.31

Total	1,402	$310,842	100.00%	1,348	$307,535	100.00%

Fixed rate term loans with a book value of $23.3 million and a fair value of $25.0 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2008 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are level 3 inputs under FAS 157 fair value hierarchy as described above.
Consumer Loans
Consumer loans totaled $280.072 million, or 31.8% of total loans as of December 31, 2008, compared to $287.073 million, or 32.3% as of December 31, 2007. The total consumer loan portfolio decreased 2.4% in 2008. The decline occurred in the indirect automobile and direct installment loan segments. Horizon tightened its underwriting standards for indirect loans in the fourth quarter of 2007. This, combined with the downturn in the automobile market, caused the drop in loans, as existing loans paid off at a faster rate than new loans that were booked. Direct installment loan declines were the result of a poor economy as consumer loan demand dried up.

Mortgage Warehouse Loans
Horizon’s mortgage warehousing business line has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale under SFAS 140 paragraph 9 (c) and therefore is accounted for as a secured borrowing with pledge of collateral under paragraph 12 of SFAS 140 pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to payoff the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.
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
Allowance and Provision for Loan Losses/Critical Accounting Policy
At December 31, 2008, the allowance for loan losses was $11.410 million, or 1.29% of total loans outstanding, compared to $9.791 million, or 1.10% at December 31, 2007. During 2008, the provision for loan losses totaled $7.568 million compared to $3.068 million in 2007.
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis. For the year 2008, the provision of $7.6 million is more than double the prior year. This increase is primarily due to the deterioration of loan quality in all segments of the portfolio except the mortgage warehouse area. At December 31, 2008, Horizon’s non-performing loans of approximately $7.9 million or .89% of total loans represents an increase from the end of the prior year when non-performing loans totaled $2.9 million or .33% of total loans. Horizon’s non-performing loan statistics, while having increased from the prior year, still compare favorably to

National1 and State of Indiana2 peer group bank averages for the same ratio as of September 30, 2008 of 1.99% and 1.87%, respectively. As a result of the deterioration in the loan portfolio, Horizon has adjusted the historical ratios used to determine the ALLL to reflect these recent trends. Also, loans with specific reserves increased from the prior year-end.
Despite the increased allowance, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2008.
Non-performing Loans
Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

(dollar amounts in thousands)	2008	2007	2006

Non-performing loans	$7,864	$2,949	$2,625
Non-performing loans total 69% of the allowance for loan losses at December 31, 2008, compared to 31% and 30% of the allowance for loan losses on December 31, 2007 and 2006, respectively.
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

(1)	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $3 Billion as reported by the Uniform Bank Performance Report as of September 30, 2008

(2)	Indiana peer group: Consists of 22 publicly traded banks all head quartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of September 30, 2008.

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1 — 4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to non-accrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Other real estate owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

(dollar amounts in thousands)	2008	2007	2006

Other real estate owned	$2,772	$238	$75
Deferred Tax Asset
Horizon had a deferred tax asset at December 31, 2008 and 2007 totaling $2.58 million and $2.40 million respectively. The following table shows the major components of deferred tax:

December 31	2008	2007

Assets
Allowance for loan losses	$4,516	$3,944
Director and employee benefits	1,133	829

Total assets	5,649	4,773

Liabilities
Depreciation	(1,146)	(899)
Difference in expense recognition	(130)	(111)
Federal Home Loan Bank stock dividends	(319)	(326)
Difference in basis of intangible assets	(685)	(826)
Difference in basis of assets	(91)	—
Unrealized gain on securities available for sale	(338)	(34)
Other	(360)	(178)

Total liabilities	(3,069)	(2,374)

Net deferred tax asset	$2,580	$2,399

Horizon anticipates continued earnings and therefore feels there is no impairment to this asset.

Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are superior to those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $841.169 million at December 31, 2008, compared to $893.664 million at December 31, 2007, or a decrease of 5.9%. Average deposits and rates by category for the pervious three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the Year
	Year Ended December 31			Ended December 31
(dollar amounts in thousands)	2008	2007	2006	2008	2007	2006

Noninterest-bearing demand deposits	$77,600	$76,530	$78,654
Interest-bearing demand deposits	234,527	202,453	178,773	1.36%	2.73%	2.33%
Savings deposits	31,182	31,431	34,637	.29	.28	.28
Money market	95,483	112,266	139,177	1.56	3.30	3.28
Time deposits	372,677	402,287	387,365	3.96	4.75	4.37

Total deposits	$811,469	$824,967	$818,606

Horizon continually revises and enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets. These product changes caused the changes in the average balances and rates paid as displayed in the table above.
Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2008:

(dollar amounts in thousands)
Due in three months or less	$16,942
Due after three months through six months	14,503
Due after six months through one year	35,083
Due after one year	78,358
Interest expense on time certificates of $100,000 or more was approximately $3.909 million, $5.134 million and $5.533 million for 2008, 2007 and 2006, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2008, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations
The following tables summarize Horizon’s contractual obligations and other commitments to make payment as of December 31, 2008:

		Within One	One to	Three to	After Five
(dollar amounts in thousands)	Total	Year	Three Years	Five Years	Years

Deposits	$841,169	$674,238	$146,247	$18,139	$2,545
Borrowings (1)	324,383	162,577	95,991	45,569	20,246
Subordinated debentures (2)	27,837	—	—	—	27,837

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 8 in Horizon’s Consolidated Financial Statements.

(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisition of Alliance. See Note 11 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
		Greater
	Within One	Than One
	Year	Year

Letters of credit	$1,183	$494
Unfunded loan commitments	122,467	58,250
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2008. Stockholders’ equity totaled $103.350 million as of December 31, 2008, compared to $70.645 million as of December 31, 2007. At year-end 2008, the ratio of stockholders’ equity to assets was 7.91% compared to 5.61% for 2007. Tangible equity to tangible assets was 7.37% at December 31, 2008 compared to 5.02% at December 31, 2007. Book value per common share at December 31, 2008 increased to $24.41 compared to $22.03 at December 31, 2007. Horizon’s capital increased during the year 2007 as a result of increased earnings, net of dividends declared, exercise of stock options net of tax, improvement in unrealized gain (loss) on securities available for sale, the amortization of unearned compensation and the issuance of perpetual preferred stock.
In December of 2008, Horizon received an investment of $25 million through participation in the U.S. Department of Treasury’s (Treasury) Capital Purchase Program. Under the program, the Treasury acquired 25,000 Series A shares of Horizon’s Fixed Rate Cumulative Perpetual Preferred Stock that will pay a 5% per annum dividend for the first five years of the investment (which will total $1,250,000 a year) and 9% per annum thereafter (which will total $2,250,000 a year) unless Horizon redeems the shares. The preferred shares qualify as Tier I capital and are callable by Horizon after three years. As part of its investment, the Treasury also received a warrant to purchase 212,104 shares of common stock of Horizon, with an exercise price of $17.68 per share. The warrant is expected to give the Treasury the opportunity to benefit from an increase in the common stock price of the company. At December 31, 2008, the ratio of stockholders’ equity to total assets was 7.91% compared to 5.61% at December 31, 2007.
Horizon declared dividends in the amount of $.66 per share in 2008, and $.59 per share in 2007 and $.56 per share in 2006. The dividend payout ratio (dividends as a percent of net income) was 23.9% for 2008, 23.5% for 2007 and 24.2% for 2006. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II issued $10.310 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034, and are non-callable for five years from the issue date. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and are being amortized to the first call date of the securities.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III issued $12.372 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% and mature on January 30, 2037, and are non-callable for five years from the issue date. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.
The Company assumed additional debentures as the result of the acquisition of Alliance in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.155 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65%, mature in June 2034, and are non-callable for five years from the issue date. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Results of Operations
Net Income
Consolidated net income was $8.972 million or $2.75 per diluted share in 2008, $8.140 million or $2.51 per diluted share in 2007 and $7.484 million or $2.33 per share in 2006.

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

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
(dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest-bearing assets
Loans — total (1) (3)	$848,278	$57,801	6.81%	$853,314	$63,619	7.45%	$785,448	$57,282	7.29%
Taxable investment securities, including FRB and FHLB stock	174,705	8,510	4.87	169,295	8,121	4.80	190,670	8,348	4.38
Nontaxable investment securities (2)	79,873	3,323	4.16	74,222	3,061	4.12	65,773	2,796	4.25
Interest-bearing balances and money market investments (4)	6,430	158	2.46	2,602	125	4.80	4,469	153	3.42
Federal funds sold	16,151	443	2.74	2,854	142	4.97	1,890	101	5.34

Total interest-earning assets	1,125,437	70,235	6.24	1,102,287	75,068	6.81	1,048,250	68,680	6.55

Noninterest-earning assets
Cash and due from banks	18,287			20,312			21,525
Allowance for loan losses	(9,930)			(8,680)			(8,723)
Other assets	69,769			66,481			57,053

Total assets	$1,203,563			$1,180,400			$1,118,105

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Savings deposits	$31,181	90	.29%	$31,431	88	.28%	$34,637	96	.28%
Money market	95,483	1,486	1.56	112,266	3,701	3.30	139,177	4,559	3.28
Interest-bearing demand deposits	234,527	3,190	1.36	202,453	5,531	2.73	178,773	4,164	2.33
Time deposits	372,677	14,770	3.96	402,287	19,122	4.75	387,365	16,915	4.37
Borrowings	280,766	11,772	4.19	251,740	11,505	4.57	207,530	9,135	4.40
Subordinated debentures	27,837	1,577	5.67	30,599	2,313	7.56	28,396	2,266	7.98

Total interest-bearing liabilities	1,042,471	32,885	3.15	1,030,776	42,260	4.10	975,878	37,135	3.81

Noninterest-bearing liabilities
Demand deposits	77,600			76,530			78,654
Other liabilities	7,001			6,870			6,138
Stockholders’ equity	76,491			66,224			57,435

Total liabilities and stockholders’ equity	$1,203,563			$1,180,400			$1,118,105

Net interest income		$37,350			$32,808			$31,545

Net interest income as a percent of interest earning assets			3.32%			2.98%			3.01%

(1)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(2)	Yields are not presented on a tax-equivalent basis.

(3)	Loan fees and late fees included in interest on loans aggregated $3,481,000, $3,296,000 and $3,470,000 in 2008, 2007 and 2006 respectively.

(4)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2008.

	2008–2007			2007–2006
	Increase/(Decrease)			Increase/(Decrease)
		Change	Change		Change	Change
	Total	Due to	Due to	Total	Due to	Due to
(dollar amounts in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Loans — total	$5,818	$(373)	$(5,445)	$6,337	$5,037	$1,300
Taxable investment securities	389	262	127	(227)	(984)	757
Nontaxable investment securities	262	235	27	265	350	(85)
Interest-bearing balances and money market investments	33	116	(83)	(28)	(77)	49
Federal funds sold	301	391	(90)	41	48	(7)

Total interest income	(4,833)	631	(5,464)	6,388	4,375	2,013

Interest Expense
Savings deposits	2	(1)	3	(8)	(9)	1
Money market	(2,215)	(489)	(1,726)	(858)	(887)	29
Interest-bearing demand deposits	(2,341)	771	(3,112)	1,367	593	774
Time deposits	(4,352)	(1,336)	(3,016	2,207	669	1,538
Borrowings	267	1,263	(996)	895	(160)	1,055
Subordinated debentures	(736)	(195)	(541)	1,522	2,826	(1,304)

Total interest expense	(9,375)	13	(9,388)	5,125	3,032	2,093

Net Interest Earnings	$4,542	$618	$3,924	$1,263	$1,343	$(80)

Horizon’s average earning assets were $1.125 billion in 2008 compared to $1.102 billion in 2007 and $1.048 billion in 2006. The net interest margin for 2008 was 3.32% compared to 2.98% and 3.01% in 2007 and 2006, respectively. Short-term interest rates increased during the first half of 2006 and were then stable until the fourth quarter of 2007 at which point they began to decline and continued their descent through the end of 2008.
The decline in short term rates reduced Horizon’s funding costs by an amount that exceeded the decline in yields on earning assets. Horizon’s cost of funds has dropped approximately 108 basis points since the fourth quarter of 2007 while the yield on earning assets declined approximately 72 basis points. Horizon reduced rates on NOW and money market accounts in line with short-term rate decreases put in place by the Federal Open Market Committee. In addition, a large amount of Certificates of Deposit (CDs) matured during the first half of 2008 and were renewed at lower rates. Additionally, at December 31, 2008, all mortgage warehouse loans ($123 million) and certain home equity and commercial loans (totaling approximately $136 million) reached contractual rate floors. This improved the net interest margin as funding costs continued to decline.
Changes in the mix of the loan portfolio are shown in the following table.

(dollar amounts in thousands)	2008	2007	2006

Commercial loans	$305,126	$291,656	$267,263
Mortgage warehouse loans	77,091	70,279	96,334
Real estate loans	182,963	228,466	201,756
Installment loans	283,098	262,913	220,095

Total average loans outstanding	$848,278	$853,314	$785,448

Gross loans for 2008 decreased $7 million since December 31, 2007. Mortgage warehouse loans increased late in the fourth quarter of 2008 due to increased refinance activity which is expected to continue through the first quarter of 2009. Real estate loans declined during the year as approximately $37 million of loans were transferred to held for sale and were subsequently sold during the first quarter to reduce Horizon’s reliance on non-core funding and improve Horizon Bank’s capital ratios. In addition, Horizon sold a high percentage of its 2008 residential mortgage loan production, which contributed to the reduction in the mortgage loan portfolio. Installment loans declined due to a lower volume of automobile loans. Commercial loans showed modest growth as efforts were concentrated on maintaining existing relationships and closely monitoring the portfolio for any challenges to asset quality.
Total deposits have declined $52 million since December 31, 2007. The decrease came in high cost, short-term consumer certificates of deposit (CDs). The decrease in deposits was funded by an increase in borrowed funds and additional capital. Brokered CDs were approximately $50 million at both December 31, 2008 and 2007. The increase in wholesale funding is in part caused by several large regional banks pricing certificates of deposit well above wholesale funding rates. Horizon has maintained its deposit pricing discipline and has not “chased” the large bank pricing strategies.
The increase in net interest income during 2008 is primarily the result of an increase in the net interest margin. The 2007 increase is primarily the result of increased earning assets.
Non-interest Income
The major components of non-interest income consist of service charges on deposit accounts, gain on sale of loans and fiduciary fees. Service charges on deposit accounts are based upon: a) recovery of direct operating expenses associated with providing the service, b) allowing for a profit margin that provides an adequate return on assets and stockholders’ equity and c) competitive factors within the Bank’s markets. Service charges on deposits were $3.885 million, $3.469 million and $3.102 million, for 2008, 2007 and 2006, respectively. The increase in 2008 relates primarily to an increase in non-sufficient check charges implemented during the first quarter.
Gain on sale of loans was $2.979 million for 2008, $2.566 million for 2007 and $1.681 million in 2006. Horizon has sold approximately 55% of its residential mortgage loan production in 2006, 77% in 2007 and over 80% in 2008. The loans retained are predominantly adjustable rate mortgage loans. During 2008, Horizon sold $141 million of current production of residential mortgage loans into the secondary market compared to $135 million in 2007 and $96 million in 2006. The increase from gain on sale of loans resulted from (i) Horizon’s transfer of loans from the loan portfolio to held for sale and subsequent sale of these loans generating a gain of approximately $194 thousand and (ii) Horizon’s adoption of Securities and Exchange Commission Staff Accounting Bulletin 109 (which requires the inclusion of a servicing component when calculating the value of a mortgage derivative instrument) which created an additional $231 thousand gain.
Fiduciary fees were $3.713 million in 2008 compared to $3.556 million in 2007 and $3.100 million in 2006. Fiduciary income increased due to additional income from the ESOP line of business and a fee increase implemented in January of 2008.

Non-interest Expense
Non-interest expense totaled $32.779 million in 2008 compared to $31.144 million in 2007 and $30.455 million in 2006.
The increase in 2008 was driven primarily by two factors: (a) loan expense increased from the prior year due to higher collection expense and less deferred costs on new loans and (b) increased FDIC insurance costs as the one time credits granted in 2006 were fully utilized during the first quarter of 2008. Salaries and benefits decreased due to the staff reduction, which occurred during the third quarter of 2007.
Salaries and benefits decreased 2.4% during 2008 compared to an increase of 4.4% during 2007. Incentive compensation accruals for various Horizon employees were reduced during the fourth quarter of 2006, as incentive targets were not met, while normal incentive compensation accruals continued all of 2007 and 2008 as incentive targets were met. The reduction to the incentive accruals in 2006 is the main cause of the increase in salaries and employee benefits in 2007. The staff reductions, which took place in 2006 and 2007, are now favorably impacting compensation expense. The staff reductions in 2006 were accomplished through normal attrition and were the result of an efficiency study. The staff reduction in 2007 was the result of a reduction in force by eliminating certain positions. The 2007 expense includes approximately $262 thousand of severance benefits paid to the terminated employees.
Income Taxes
Income tax expense totaled $1.862 million in 2008 compared to $2.727 million in 2007 and $2.838 million in 2006. The effective tax rate was 17.2%, 25.1% and 27.5% for 2008, 2007 and 2006, respectively. The decrease in the effective tax rate was due to $163 thousand of income tax refunds related to amended returns filed for prior years. Also, increased tax-exempt income, including a life insurance death benefit on a deceased Bank officer caused a reduction in the effective tax rate.
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

Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). At December 31, 2008, Horizon has available approximately $142.4 million in available credit from various money center banks, including the FHLB and the Federal Reserve Bank Discount Window. Factors which could impact Horizon’s funding needs in the future include:
Horizon has outstanding borrowings of over $177 million with the FHLB and total borrowing capacity with the FHLB of $244 million. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage backed securities held by the FHLB (which lowered its regulatory capital levels), the FHLB initially deferred the declaration of a fourth quarter dividend pending a review of private-label mortgage-backed securities for other-than-temporary impairment. Horizon’s total borrowing capacity with the FHLB is currently $244 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources making it cheaper to borrow money from the FHLB. Continued and additional financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB.
If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could increase creating an additional need for funding.
Horizon has a total of $80 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be pulled at any time by the correspondent banks.
A downgrade in Horizon’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.
An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund.
Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.
Horizon anticipates spending $3.4 million for premises and equipment during 2009, including two new full service offices. These purchases will be funded through normal operations.
If any of these events occur, they could force Horizon to borrow money from other sources including negotiable certificates of deposit. Such other monies may only be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow. Management believes Horizon has adequate funding sources to meet short and long term needs.
Horizon maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.
Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008, and established TARP. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On December 19, 2008 Horizon completed the sale to the Treasury of $25.0 million of Series A Preferred Shares as part of the CPP.
The American Recovery and Reinvestment Act of 2009 (ARRA), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Horizon, until the institution has repaid the Treasury, which is permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.
During 2008, cash flows were generated primarily from net proceeds from borrowings of $65.5 million, sales, maturities, and prepayments of investment securities of $50.9 million, sale of loans transferred to held for sale of $37.7 million and $25.0 million from the issuance of preferred stock. Cash flows were used to purchase investments totaling $115.9 million, increase loans $37.6 million and reduce deposits by a net $52.5 million. The net cash and cash equivalent position decreased by $19.0 million during 2008.
Interest Sensitivity
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. At December 31, 2008, the amount of assets that reprice within one year were 109% of liabilities that reprice within one year. During 2008, as interest rates declined, rate sensitive liabilities were repriced more rapidly than was modeled by reducing rates on interest bearing deposits. The impact of interest rate reduction along with interest rate floors on certain loans positively impacted the net interest margin during 2008. At December 31, 2007, the amount of assets that reprice within one year were approximately 103% of the amount of liabilities that reprice within the same time period.

	Rate Sensitivity
		> 3 Months
	3 Months or	and < 6	> 6 Months	Greater Than
	Less	Months	and < 1 Year	1 Year	Total

Loans	$348,538	$75,885	$108,197	$355,302	$887,922
Interest-bearing balances with Banks	2,679	—	—	—	2,679
Investment securities and FRB and FHLB stock	26,350	9,769	17,310	262,464	315,893
Other assets	23,045	—	—	77,318	100,363

Total assets	$400,612	$85,654	$125,507	$695,084	$1,306,857

	Rate Sensitivity
		> 3 Months
	3 Months or	and < 6	> 6 Months	Greater Than
	Less	Months	and < 1 Year	1 Year	Total

Non-interest bearing deposits	$7,051	$6,921	$11,552	$58,118	$83,642
Interest-bearing deposits	136,543	87,276	160,905	372,803	757,527
Borrowed funds	60,196	33,085	55,217	203,722	352,220
Other liabilities	—	—	—	10,118	10,118
Stockholders’ equity	—	—	—	103,350	103,350

Total liabilities and stockholders’ equity	$203,790	$127,282	$227,674	$748,111	$1,306,857

GAP	$196,822	$(41,628)	$(102,167)	$(53,027)

Cumulative GAP	$196,822	$155,194	$53,027
Included in the GAP analysis are certain interest-bearing demand accounts and savings accounts. These interest-bearing accounts are subject to immediate withdrawal. However, Horizon considers approximately 51% of these deposits to be insensitive to gradual changes in interest rates and generally to behave like deposits with longer maturities based upon historical experience.

Quantitative and Qualitative Disclosures About Market Risk
Horizon’s primary market risk exposure is interest rate risk. Interest rate risk (IRR) is the risk that Horizon’s earnings and capital will be adversely affected by changes in interest rates. The primary approach to IRR management is one that focuses on adjustments to the asset/liability mix in order to limit the magnitude of IRR.
Horizon’s exposure to interest rate risk is due to repricing or mismatch risk, embedded options risk, and yield curve risk. Repricing risk is the risk of adverse consequence from a change in interest rates that arise because of differences in the timing of when those interest rate changes affect Horizon’s assets and liabilities. Basis risk is the risk that the spread, or rate difference, between instruments of similar maturities will change. Options risk arises whenever products give the customer the right, but not the obligation, to alter the quantity or timing of cash flows. Yield curve risk is the risk that changes in prevailing interest rates will affect instruments of different maturities by different amounts. Horizon’s objective is to remain reasonably neutral with respect to IRR. Horizon utilizes a variety of strategies to maintain this position including the sale of mortgage loans on the secondary market, hedging certain balance sheet items using derivatives, varying maturities of FHLB advances, certificates of deposit funding and investment securities.
The table, which follows, provides information about Horizon’s financial instruments that are sensitive to changes in interest rates as of December 31, 2008. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

Quantitative Disclosure of Market Risk

						2014 and		Fair Value
	2009	2010	2011	2011	2013	Beyond	Total	12/31/08

Rate-sensitive assets
Fixed interest rate loans	$167,201	$87,421	$60,256	$38,825	$19,922	$17,794	$391,238	$376,604
Average interest rate	7.15%	7.60%	7.75%	7.85%	7.81%	7.33%	7.46%

Variable interest rate loans	367,221	51,790	43,898	16,797	16,545	433	496,684	511,090
Average interest rate	4.75%	6.03%	6.15%	6.31%	6.10%	6.22%	5.11%

Total loans	534,242	139,210	104,154	55,622	36,467	18,227	887,922	887,694
Average interest rate	5.50%	7.02%	7.07%	7.39%	7.03%	7.31%	6.14%

Securities, including FRB and FHLB stock	53,429	37,531	31,052	34,087	22,333	137,460	315,893	315,897
Average interest rate	4.75%	5.25%	5.29%	4.69%	4.85%	4.82%	4.89%

Other interest-bearing assets	2,679						2,679	2,679
Average interest rate	.71%						.71%

Total earnings assets	590,350	176,742	135,207	89,709	58,801	153,687	1,206,494	1,206,270
Average interest rate	5.41%	6.64%	6.66%	6.36%	6.20%	5.11%	5.80%

Rate-sensitive liabilities

Noninterest-bearing deposits	$25,394	$17,684	$12,315	$8,576	$5,972	$13,669	$83,642	$83,642
NOW accounts	137,490	41,172	28,077	19,194	11,435	77,637	315,005	293,897
Average interest rate	.51%	.72%	.77%	.80%	.89%	.90%	.69%
Savings and money market accounts	39,768	23,920	16,047	10,704	7,174	15,959	113,572	111,483
Average interest rate	.77%	.75%	.74%	.73%	.71%	.68%	.74%
Certificates of deposit	162,020	78,934	67,313	9,317	8,821	2,545	328,950	334,487
Average interest rate	3.33%	4.23%	3.58%	4.10%	3.65%	3.64%	3.63%
Total deposits	364,672	161,710	123,752	47,791	33,402	109,843	841,169	823,509
Average interest rate	1.75%	2.36%	2.22%	1.28%	1.42%	.82%	1.78%
Fixed interest rate borrowings	117,864	55,528	40,463	30,520	15,050	20,263	279,688	290,951
Average interest rate	2.77%	5.10%	4.76%	5.07%	3.76%	4.12%	3.92%
Variable interest rate borrowings	72,532						72,532	72,532
Average interest rate	2.62%						2.62%

Total funds	555,100	217,238	164,215	78,311	48,452	130,073	1,193,389	1,186,992
Average interest rate	2.08%	3.06%	2.84%	2.76%	2.15%	1.34%	2.30%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under this item is incorporated by reference to the information appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Horizon Bancorp
Consolidated Financial Statements

Horizon Bancorp
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

December 31	2008	2007

Assets
Cash and due from banks	$36,000	$19,714
Interest-bearing demand deposits	1	1
Federal funds sold	—	35,314

Cash and cash equivalents	36,001	55,029
Interest-bearing deposits	2,679	249
Investment securities, available for sale	301,638	234,675
Investment securities, held to maturity	1,630	—
Loans held for sale	5,955	8,413
Loans, net of allowance for loan losses of $11,410 and $9,791	870,557	879,061
Premises and equipment	28,280	24,607
Federal Reserve and Federal Home Loan Bank stock	12,625	12,625
Goodwill	5,787	5,787
Other intangible assets	1,751	2,068
Interest receivable	5,708	5,897
Cash value life insurance	22,451	22,384
Deferred tax asset	2,580	2,399
Other assets	9,215	5,680

Total assets	$1,306,857	$1,258,874

Liabilities
Deposits
Non-interest bearing	$83,642	$84,097
Interest bearing	757,527	809,567

Total deposits	841,169	893,664
Borrowings	324,383	258,852
Subordinated debentures	27,837	27,837
Interest payable	1,910	2,700
Other liabilities	8,208	5,176

Total liabilities	1,203,507	1,188,229

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized, 1,000,000 shares
Issued 25,000 and –0- shares	24,154	—
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 5,013,906 and 5,011,656 shares	1,114	1,114
Additional paid-in capital	26,802	25,638
Retained earnings	67,804	60,982
Accumulated other comprehensive income	628	63
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)

Total stockholders’ equity	103,350	70,645

Total liabilities and stockholders’ equity	$1,306,857	$1,258,874

See notes to consolidated financial statements

Horizon Bancorp
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

Years Ended December 31	2008	2007	2006

Interest Income
Loans receivable	$57,801	$63,618	$57,282
Investment securities
Taxable	9,111	8,389	8,602
Tax exempt	3,323	3,061	2,796

Total interest income	70,235	75,068	68,680

Interest Expense
Deposits	19,536	28,442	25,734
Borrowings	11,772	11,505	9,135
Subordinated debentures	1,577	2,313	2,266

Total interest expense	32,885	42,260	37,135

Net Interest Income	37,350	32,808	31,545
Provision for loan losses	7,568	3,068	905

Net Interest Income After Provision for Loan Losses	29,782	29,740	30,640

Other Income
Service charges on deposit accounts	3,885	3,469	3,102
Wire-transfer fee income	528	357	396
Fiduciary activities	3,713	3,556	3,100
Gain on sale of loans	2,979	2,566	1,681
Gain on sale of mortgage servicing rights	—	—	656
Increase in cash surrender value of life insurance	920	920	470
Death benefit officer life insurance	538	—	—
Gain (loss) on sale of securities available for sale	(15)	2	(764)
Other income	1,283	1,401	1,496

Total other income	13,831	12,271	10,137

Other Expenses
Salaries and employee benefits	16,749	17,154	16,433
Net occupancy expenses	2,600	2,418	2,338
Data processing and equipment expenses	2,611	2,516	2,560
Professional fees	1,133	1,169	1,386
Outside services and consultants	1,147	1,022	1,100
Loan and collection expenses	2,223	1,402	1,238
Other expenses	6,316	5,463	5,400

Total other expenses	32,779	31,144	30,455

Income Before Income Tax	10,834	10,867	10,322
Income tax expense	1,862	2,727	2,838

Net Income	$8,972	$8,140	$7,484

Basic Earnings Per Share	$2.78	$2.54	$2.36
Diluted Earnings Per Share	$2.75	$2.51	$2.33
See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands)

						Restricted	Accumulated
						Stock,	Other
	Preferred	Common	Additional	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Stock	Paid-in Capital	Income	Earnings	Compensation	Income (Loss)	Stock	Total

Balances, January 1, 2006		$1,092	$24,552		$48,523	$(760)	$(2,853)	$17,024)	$53,530
Net income				$7,484	7,484				7,484
Other comprehensive loss, net of tax, unrealized holding gains on securities, net of reclassification adjustment				1,346			1,346		1,346

Comprehensive income				$8,830

Cash dividends ($.56 per share)					(1,811)				(1,811)
Reclassification of restricted stock, unearned compensation to paid- in capital upon adoption of SFAS 123 (R)			(760)			760
Exercise of stock options		19	716						735
Tax benefit related to stock options			469						469
Stock option expense			40						40
Purchase treasury stock								(128)	(128)
Amortization of unearned compensation			212						212

Balances, December 31, 2006		1,111	25,229		54,196	—	(1,507)	(17,152)	61,877
Net income				$8,140	8,140				8,140
Other comprehensive income, net of tax, unrealized holding gains on securities, net of reclassification adjustment				1,570			1,570		1,570

Comprehensive income				$9,710

Adjustment to accrued income taxes upon adoption of financial interpretation 48					563				563
Cash dividends ($.59 per share)					(1,917)				(1,917)
Issuance of restricted stock		2	(2)
Exercise of stock options		3	132						135
Tax benefit related to stock options			68						68
Stock option expense			53						53
Reversal of compensation expense for forfeiture of non-vested shares		(2)	(82)						(84)
Amortization of unearned compensation			240						240

Horizon Bancorp
Consolidated Statements of Stockholders’ Equity (continued)
(Dollar Amounts in Thousands)

						Restricted	Accumulated
						Stock,	Other
	Preferred	Common	Additional	Comprehensive	Retained	Unearned	Comprehensive	Treasury
	Stock	Stock	Paid-in Capital	Income	Earnings	Compensation	Income (Loss)	Stock	Total

Balances, December 31, 2007		$1,114	$25,638		$60,982	$—	$63	$(17,152)	$70,645
Net income				$8,972	8,972				8,972
Issuance of preferred stock	$25,000								25,000
Discount on preferred stock	(849)								(849)
Warrants granted			849						849
Amortization of discount on preferred stock	3				(3)
Other comprehensive income, net of tax, Unrealized holding gains on securities, net of reclassification adjustment				1,118			1,118		1,118

Unrealized loss on derivative instruments				(553)			(553)		(553)

Comprehensive income				$9,537

Cash dividends ($.66 per share)					(2,147)				(2,147)

Exercise of stock options			35						35
Tax benefit related to stock options			8						8
Stock option expense			39						39
Amortization of unearned compensation			233						233

Balances, December 31, 2008	$24,154	$1,114	$26,802		$67,804	$—	$628	$(17,152)	$103,350

See notes to consolidated financial statements.

Horizon Bancorp
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

Years Ended December 31	2008	2007	2006

Operating Activities
Net income	$8,972	$8,140	$7,484
Items not requiring (providing) cash
Provision for loan losses	7,568	3,068	905
Depreciation and amortization	2,321	2,278	2,471
Share based compensation	39	53	40
Premium amortization on securities available for sale	(266)	121	240
Deferred income tax	(485)	(225)	(78)
(Gain) loss on sales of securities available for sale	15	(2)	764
Gain on sale of mortgage servicing rights	—	—	(656)
Gain on sale of loans	(2,747)	(2,566)	(1,681)
Proceeds from sales of loans	145,473	135,436	95,471
Loans originated for sale	(140,462)	(128,180)	(104,453)
(Gain) loss on sale of other real estate owned	(22)	(10)	4
Tax benefit of options exercised	(8)	(68)	(469)
Increase in cash surrender value of life insurance	(574)	(920)	(470)
Net change in Interest receivable	189	197	(281)
Interest payable	(790)	668	108
Other assets	(781)	110	556
Other liabilities	442	648	(879)

Net cash provided by (used in) operating activities	18,884	18,748	(924)

Investing Activities
Net change in interest-bearing deposits	(2,430)	649	14,837
Purchases of securities available for sale	(115,895)	(51,822)	(91,791)
Proceeds from maturities, calls and principal repayments of securities available for sale	50,858	34,546	33,695
Proceeds from sales of available for sale securities	45	27,973	91,265
Purchase of securities held to maturity	(1,800)	—	—
Proceeds from maturities of securities held to maturity	170	—	—
Purchase of FRB and FHLB stock, net of redemption	—	(539)	(81)
Proceeds from sale of mortgage servicing rights	—	—	1,273
Proceeds from sale of Federal Home loan Bank Stock	—	50	928
Net change in loans	(39,054)	(48,161)	(112,247)
Proceeds from sale of other real estate owned	434	388	44
Recoveries on loans previously charged-off	1,037	722	608
Purchases of premises and equipment	(5,442)	(3,001)	(3,877)
Purchase of trust preferred securities	—	—	(372)
Purchase of bank owned life insurance	—	(8,000)	—
Proceeds from sale of loans transferred to held for sale	37,695	—	—
Death benefit officer life insurance	538	—	—

Net cash used in investing activities	(73,844)	(47,195)	(65,718)

Horizon Bancorp
Consolidated Statements of Cash Flows (continued)
(Dollar Amounts in Thousands)

Years Ended December 31	2008	2007	2006

(Continued)

Financing Activities
Net change in
Deposits	$(52,495)	$(20,309)	$58,407
Repurchase agreements and note payable	65,531	59,059	16,160
Proceeds from issuance of trust preferred securities	—	—	12,372
Redemption of trust preferred securities	—	(12,372)	—
Dividends paid	(2,147)	(1,917)	(1,811)
Proceeds from issuance of preferred stock	25,000	—	—
Exercise of stock options	35	135	735
Tax benefit of options exercised	8	68	469
Purchase of treasury stock	—	—	(128)

Net cash provided by financing activities	35,932	24,664	86,204

Net Change in Cash and Cash Equivalents	(19,028)	(3,783)	19,562

Cash and Cash Equivalents, Beginning of Year	55,029	58,812	39,250

Cash and Cash Equivalents, End of Year	$36,001	$55,029	$58,812

Additional Cash Flows Information
Interest paid	$33,675	$41,592	$36,960
Income tax paid	2,935	2,630	1,530

Additional Cash Flows Information
Transfer of loans to other real estate owned	$3,157	$679	$100
Mortgage servicing rights capitalized	634	79	83
See notes to consolidated financial statements.

Horizon Bancorp
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Nature of Business — The consolidated financial statements of Horizon Bancorp (Horizon) and its wholly owned subsidiary, Horizon Bank, N.A. (Bank) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.
The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking. The Bank has three active wholly owned subsidiaries: Horizon Trust & Investment Management, Inc. (HTIM), Horizon Investments, Inc. (Investment Company) and Horizon Grantor Trust. HTIM offers corporate and individual trust and agency services and investment management services. Horizon Investments, Inc. manages the investment portfolio of the Bank. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Bank maintains 17 full service facilities. The Bank also wholly owns Horizon Insurance Services, Inc. (Insurance Agency) which is inactive, but previously offered a full line of personal insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the insurance agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.
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
Fair Value Measurements — Horizon uses fair value measurements to record fair value adjustments, to certain assets, and liabilities and to determine fair value disclosures. Effective January 1, 2008, Horizon adopted SFAS 157 for all applicable financial and nonfinancial assets and liabilities. This accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
As defined in SFAS 157, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants. It represents an exit price at the measurement date. Market participants are buyers and sellers, who are independent, knowledgeable, and willing and able to transact in the principal (or most advantageous) market for the asset or liability being measured. Current market conditions, including imbalances between supply and demand, are considered in determining fair value. Horizon values its assets and liabilities in the principal market where it sells the particular asset or transfers the liability with the greatest volume and level of activity. In the absence of a principal market, the valuation is based on the most advantageous market for the asset or liability (i.e., the market where the asset could be sold or the liability transferred at a price that maximizes the amount to be received for the asset or minimizes the amount to be paid to transfer the liability).
In measuring the fair value of an asset, Horizon assumes the highest and best use of the asset by a market participant to maximize the value of the asset, and does not consider the intended use of the asset.
When measuring the fair value of a liability, Horizon assumes that the nonperformance risk associated with the liability is the same before and after the transfer. Nonperformance risk is the risk that an obligation will not be satisfied and encompasses not only Horizon’s own credit risk (i.e., the risk that Horizon will fail to meet its obligation), but also other risks such as settlement risk. Horizon considers the effect of its own credit risk on the fair value for any period in which fair value is measured.
There are three acceptable valuation techniques that can be used to measure fair value: the market approach, the income approach and the cost approach. Selection of the appropriate technique for valuing a particular asset or liability takes into consideration the exit market, the nature of the asset or liability being valued, and how a market participant would value the same asset or liability. Ultimately, determination of the appropriate valuation method requires significant judgment, and sufficient knowledge and expertise are required to apply the valuation techniques.
Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions which market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from a source independent of Horizon. Unobservable inputs are assumptions based on Horizon’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date. All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy which gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation considers an input to be significant if it drives 10% or more of the total fair value of a particular asset or liability.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.
Investment Securities Available for Sale — Horizon designates the majority of its investment portfolio as available for sale based on management’s plans to use such securities for asset and liability management, liquidity and not to hold such securities as long-term investments. Management repositions the portfolio to take advantage of future expected interest rate trends when Horizon’s long-term profitability can be enhanced. Investment securities available for sale and marketable equity securities are carried at estimated fair value and any net unrealized gains/losses (after tax) on these securities are included in accumulated other comprehensive income. Gains/losses on the disposition of securities available for sale are recognized at the time of the transaction and are determined by the specific identification method.
Investment Securities Held to Maturity — Includes any security for which Horizon has the positive intent and ability to hold until maturity. These securities are carried at cost.
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
Concentrations of Credit Risk — The Bank grants commercial, real estate and consumer loans to customers located primarily in Northwest Indiana and southwest Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 35% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 19% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 32% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 14% of the loan portfolio and are secured by residential real estate.
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

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale under SFAS 140 paragraph 9 (c) and therefore is accounted for as a secured borrowing with pledge of collateral under paragraph 12 of SFAS 140 pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to payoff the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.
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
Allowance for Loan Losses — An allowance for loan losses is maintained to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. Horizon’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the general allowance, specific allowances for identified problem loans and the qualitative allowance.
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

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
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
Federal Reserve and Federal Home Loan Bank of Indianapolis (FHLBI) Stock — The stock is a required investment for institutions that are members of the Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLBI) systems. The required investment in the common stock is based on a predetermined formula.
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
Goodwill — Goodwill is tested annually for impairment. Statement of Financial Accounting Standard (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2008, Horizon had core deposit intangibles of $1.751 million subject to amortization and $5.787 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $5.787 million at December 31, 2008 and 2007. A large majority of the goodwill relates to the acquisition of Alliance Financial Corporation.

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
The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, no material liabilities for uncertain tax positions have been recorded. However, during 2007, the Company reduced its liabilities for certain tax position by $563,000. This reduction was recorded as a cumulative effect adjustment to equity.
Trust Assets and Income — Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets since such property is not owned by Horizon.
Earnings per Common Share — Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore, the option becomes potentially dilutive at $14.67 per share or higher. The number of shares used in the computation of basic earnings per share is 3,208,658 for 2008, 3,200,440 for 2007 and 3,177,272 for 2006. The number of shares used in the computation of diluted earnings per share is 3,246,351 for 2008, 3,243,565 for 2007 and 3,217,050 for 2006. There were 29,800, 18,000 and 5,000 shares for 2008, 2007 and 2006, respectively, that were excluded from diluted earnings per share, as they were anti-dilutive.
Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2008, $13.4 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines. Under the Capital Purchase Program pursuant to which Horizon issued the Preferred Stock, Horizon cannot increase the amount of the idvidend it pays on its common shares while the Preferred Stock is outstanding without the prior consent of the Treasury. The preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. This further limits the amount of net income available to the common shareholders.
Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and short-term borrowings.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Share-Based Compensation — At December 31, 2008, Horizon has stock option plans, which are described more fully in Note 17. Effective January 1, 2006, Horizon adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $39 thousand and $53 thousand for 2008 and 2007, respectively, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12 month period ended December 31, 2008 and 2007. Prior to adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity. Upon the adoption of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to additional paid-in capital.
Current Economic Conditions — The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to Horizon.
Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact Horizon’s ability to meet regulatory capital requirements and maintain sufficient liquidity.
Reclassifications — Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to be comparable to 2008. These reclassifications had no effect on net income.
Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). Effective January 1, 2008, Horizon adopted SFAS 157 for existing fair value measurement requirements related to financial and non-financial assets and liabilities. SFAS 157 establishes a hierarchy to be used in performing measurements of fair value. Additionally, SFAS 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. SFAS 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The adoption of SFAS 157 did not have a material impact on the consolidated financial condition, results of operations, or liquidity.
On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on consolidated statements of financial position, consolidated statement of operations, or disclosures.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). In February 2007, the FASB issued SFAS 159 which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Corporation does not anticipate that this statement will have a meterial impact on the consolidated financial condition or results of operations.
Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). During December 2007, the FASB issued SFAS 141(R). This Statement replaces SFAS 141, Business Combinations (“Statement 141”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the ‘purchase method’) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date. The Corporation does not anticipate that this statement will have a meterial impact on the consolidated financial condition or results of operations.
Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). In September 2006, the FASB issued SFAS 158. Except for the measurement requirement, Horizon adopted this accounting guidance as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the end of an employer’s fiscal year is effective for years ending after December 15, 2008 (December 31, 2008 for Horizon). Adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Statement of Financial Accounting Standards No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.
Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). During March 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirement of SFAS 133 No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Corporation does not anticipate that this statement will have a meterial impact on the consolidated financial condition or results of operations.
Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of SFAS 162 will not be a change in Horizon’s current accounting practices; therefore, it will not have a material impact on Horizon’s consolidated financial condition or results of operations.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). During June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. Early adoption is not permitted. It is not expected that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.
Note 2: Investment Securities

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$23,661	$1,253	$—	$24,914
State and municipal	88,282	804	2,101	86,985
Federal agency collateralized mortgage obligations	13,063	223	335	12,951
Federal agency mortgage-backed pools	174,227	2,374	212	176,389
Corporate notes	587	—	188	399

Total available for sale investment securities	$299,820	$4,654	$2,836	$301,638

Held to maturity, State and Municipal	$1,630	$4	$—	$1,634

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$25,660	$560	$—	$26,220
State and municipal	86,389	906	364	86,931
Federal agency collateralized mortgage obligations	13,650	53	151	13,552
Federal agency mortgage-backed pools	108,247	253	1,129	107,371
Corporate notes	632	—	31	601

Total investment securities	$234,578	$1,772	$1,675	$234,675

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
Available for sale	Cost	Value

Within one year	$1,182	$1,190
One to five years	10,569	10,926
Five to ten years	28,701	28,664
After ten years	72,078	71,518

	112,530	112,298
Federal agency collateralized mortgage obligations	13,063	12,951
Federal agency mortgage-backed pools	174,227	176,389

	$299,820	$301,638

Held to maturity

Within one year	$90	$91
One to five years	1,540	1,543

	$1,630	$1,634

Securities with a carrying value of $158,375,000 and $116,931,000 were pledged at December 31, 2008 and 2007, respectively, to secure certain public and trust deposits and securities sold under agreements to repurchase.
Proceeds from sales of securities available for sale during 2008 were $30,000. Losses of $15,000 were recognized on these sales and the tax benefit related to the loss was $5,000. Proceeds from sales of securities available for sale during 2007 were $27,973,000. Gross gains of $164,000 and gross losses of $162,000 were recognized on these sales and the tax expense related to the net realized gains for 2007 was $700. Proceeds from the sales of securities available for sale during 2006 were $91,265,000. Gross gains of $1,247,000 and gross losses of $2,011,000 were recognized on these sales and the tax benefit related to the net losses for 2006 was $267,000. Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2008 and 2007, was $84,880,000 and $101,674,000, respectively, which is approximately 28% and 43% of Horizon’s available-for-sale investment portfolio. The decline primarily resulted from changes in market interest rates.
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
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	Less than 12 Months		12 Months or More		Total

Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

2008
State and municipal	$47,215	$1,973	$2,342	$128	$49,557	$2,101
Federal agency collateralized mortgage obligations	4,026	335	—	—	4,026	335
Federal agency mortgage-backed pools	24,753	161	6,145	51	30,898	212
Corporate notes	399	188	—	—	399	188

Total temporarily impaired securities	$76,393	$2,657	$8,487	$179	$84,880	$2,836

	Less than 12 Months		12 Months or More		Total

Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

2007
U.S. Treasury and federal agencies	$21,498	$161	$11,177	$203	$32,675	$364
State and municipal	2,665	22	4,995	129	7,660	151
Federal agency collateralized mortgage obligations	692	15	60,046	1,114	60,738	1,129
Federal agency mortgage-backed pools	601	31	—	—	601	31

Total temporarily impaired securities	$25,456	$229	$76,218	$1,446	$101,674	$1,675

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 3: Loans and Allowance

December 31	2008	2007

Commercial loans	$310,842	$307,535
Mortgage warehouse loans	123,287	78,225
Real estate loans	167,766	216,019
Installment loans	280,072	287,073

	881,967	888,852
Allowance for loan losses	(11,410)	(9,791)

Total loans	$870,557	$879,061

	2008	2007	2006

Allowance for loan losses
Balances, January 1	$9,791	$8,738	$8,368
Provision for losses	7,568	3,068	905
Recoveries on loans	1,037	722	608
Loans charged off	(6,986)	(2,737)	(1,143)

Balances, December 31	$11,410	$9,791	$8,738

Impaired loans for which the carrying value of the loans exceeded the discounted cash flows or collateral value totaled approximately $6,012,000 and $1,870,000 at December 31, 2008 and 2007, respectively. The allowance for impaired loans, included in the Bank’s allowance for loan losses, totaled $1,327,000 and $345,000 at December 31, 2008 and 2007, respectively. There were no impaired loans without a specific reserve in 2008 or 2007. The average balance of impaired loans during 2008 was $3,157,000 and $1,673,000 during 2007. There was $354,000 and $165,000 of interest income recorded during 2008 and 2007, respectively, on impaired loans.
At December 31, 2008, loans past due more than 90 days and still accruing interest totaled approximately $832,000. At December 31, 2007, loans past due more than 90 days and still accruing interest totaled approximately $87,000. Non-accruing loans at December 31, 2008, 2007 and 2006, totaled approximately $7,031,000, $2,862,000 and $2,481,000, respectively. Interest income not recognized on these loans totaled approximately $283,000, $122,000 and $77,000 in 2008, 2007 and 2006, respectively.
Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $15,940,000 and $15,217,000, as of December 31, 2008 and 2007, respectively. During 2008, new loans or advances were $13,958,000 and loan payments were $13,235,000.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 4: Premises and Equipment

December 31	2008	2007
Land	$8,742	$7,006
Buildings and improvements	27,562	25,453
Furniture and equipment	11,920	10,366

Total cost	48,224	42,825
Accumulated depreciation	(19,944)	(18,218)

Net	$28,280	$24,607

Note 5: Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $79,544,000 and $26,191,000 at December 31, 2008 and 2007, respectively.
The aggregate fair value of capitalized mortgage servicing rights was approximately $1,208,000, $309,000 and $258,000 at December 31, 2008, 2007 and 2006, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2008	2007	2006
Mortgage Servicing Rights
Balances, January 1	$276	$248	$1,278
Servicing rights capitalized	634	79	83
Servicing rights sold	—	—	(862)
Amortization of servicing rights	(178)	(51)	(251)

	732	276	248
Impairment allowance	(4)	(7)	(3)

Balances, December 31	$728	$269	$245

During 2006, the Bank sold mortgage servicing rights with a book value of $862,000. The principal balance of the loans on which the servicing was sold amounted to $134,465,000. During 2008 and 2006, the Bank recorded a recovery of the impairment allowance totaling approximately $3,000 and $41,000 respectively. During 2007, the Bank recorded additional impairment of approximately $4,000.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 6: Intangible Assets
As a result of the acquisition of Alliance Bank Corporation in 2005, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The Core deposit intangible is being amortized over ten years using an accelerated method. Additionally, the Company has a non-compete agreement being amortized over four years from the acquisition of a mortgage company in 2003. Amortizable intangible assets are summarized as follows:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Core deposit intangible	$2,952	$(1,201)	$2,952	$(884)
Non-compete agreement	—	—	90	(90)

	$2,952	$(1,201)	$3,042	$(974)

Amortization expense for intangible assets totaled $317,000, $344,000 and $368,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization for the years ending December 31 are as follows:

2009	$305
2010	292
2011	280
2012	269
2013	258
Thereafter	347

$1,751

Note 7: Deposits

December 31	2008	2007
Noninterest-bearing demand deposits	$83,642	$84,097
Interest-bearing demand deposits	315,005	230,574
Money market (variable rate)	81,477	100,792
Savings deposits	32,449	29,110
Certificates of deposit of $100,000 or more	144,966	227,781
Other certificates and time deposits	183,630	221,310

Total deposits	$841,169	$893,664

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Certificates and other time deposits maturing in years ending December 31 are as follows:

2009	$161,669
2010	78,933
2011	67,313
2012	9,317
2013	8,820
Thereafter	2,544

$328,596

Note 8: Borrowings

December 31	2008	2007
Federal Home Loan Bank advances, variable and fixed rates ranging from 3.62% to 7.53%, due at various dates through November 15, 2024	$177,488	$157,783
Securities sold under agreements to repurchase	89,995	96,369
Federal reserve Bank discount window	45,000	—
Federal funds purchased	7,200	—
Notes payable	4,700	4,700

Total borrowings	$324,383	$258,852

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $434,730,000. Advances are subject to restrictions or penalties in the event of prepayment. In addition, $75,200,000 of the advances outstanding at December 31, 2008 contained options with dates ranging from January 12, 2008 to April 29, 2013, whereby the interest rate may be adjusted by the Federal Home Loan Bank, at which time the advances may be repaid at the option of the Company without penalty.
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2008 and 2007 totaled $103,618,000 and $97,677,000 and the daily average of such agreements totaled $95,621,000 and $75,588,000, respectively. The agreements at December 31, 2008, mature at various dates through September 11, 2017. Securities sold under repurchase agreements totaling $20,000,000 may be cancelled at the discretion of the lender on various dates beginning on September 11, 2010.
Horizon has an unsecured $12,000,000 line of credit, of which, $4.7 million was outstanding at December 31, 2008. The line of credit is from an unrelated financial institution with interest payable quarterly at a rate indexed to LIBOR. The note matures within one year.
At December 31, 2008, the Bank has available approximately $142,398,000 in credit lines with various money center banks, including the FHLB.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Contractual maturities in years ending December 31

2009	$137,020
2010	55,133
2011	40,142
2012	41,568
2013	15,072
Thereafter	35,448

$324,383

Note 9: Subordinated Debentures
In March of 2002, Horizon formed Horizon Statutory Trust I (Trust I), a wholly owned statutory business trust. Trust I sold $12.372 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust I and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.60% and mature on March 26, 2032, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par. These securities have been called and were redeemed on March 26, 2007. Costs associated with the issuance of the securities totaling $362,000 were capitalized and were amortized to the March 26,2007 first call date of the securities.
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

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.372 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% and mature on January 30, 2037, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.155 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65%, mature in June 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 10: Employee Stock Ownership Plan
Effective January 1, 2007, Horizon converted its stock bonus plan to an employee stock ownership plan (“ESOP”). Prior to that date, Horizon maintained an employee stock bonus plan that covered substantially all employees. The stock bonus plan was noncontributory, and Horizon made matching contributions of amounts contributed by the employees to the Employee Thrift Plan and discretionary contributions. Prior to the establishment of the employee stock bonus plan, Horizon maintained an ESOP that was terminated in 1999. The prior ESOP accounts of active employees and the discretionary accounts of active employees will remain in the new ESOP. The Matching contribution accounts under the Stock Bonus Plan will be transferred to the Horizon Bancorp Employees’ Thrift Plan.
The ESOP exists for the benefit of substantially all employees. Contributions to the ESOP are by Horizon and are determined by the Board of Directors at their discretion. The contributions may be made in the form of cash or common stock. Shares are allocated among participants each December 31 on the basis of each participant’s eligible compensation to total eligible compensation. Eligible compensation is limited to $230,000 for each participant. Dividends on shares held by the plan, at the discretion of each participant, may be distributed to an individual participant or left in the plan to purchase additional shares.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Total cash contributions and expense recorded for the ESOP was $300,000 in 2008 and 2007. The expense recorded for the Stock Bonus Plan was $200,000 in 2006.
The ESOP, which is not leveraged, owns a total of 391,310 shares of Horizon’s stock or 12.2% of the outstanding shares.
Note 11: Employee Thrift Plan
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s expense related to the thrift plan totaled approximately $348,000 in 2008 and 2007 and $332,000 in 2006.
Note 12: Other Expenses

Years Ended December 31	2008	2007	2006
Supplies and printing	$508	$452	$466
Advertising	787	630	613
Communication	557	561	479
Directors fees	357	280	279
Insurance expense	313	331	364
Postage	387	354	340
Amortization of intangibles	317	344	367
Travel and entertainment	548	548	530
Credit card merchant processing	672	704	714
FDIC insurance expense	546	99	102
Other	1,324	1,160	1,146

Total other expenses	$6,316	$5,463	$5,400

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 13: Income Tax

Years Ended December 31	2008	2007	2006
Income tax expense
Currently payable
Federal	$2,404	$2,671	$2,381
State	(57)	281	535
Deferred	(485)	(225)	(78)

Total income tax expense	$1,862	$2,727	$2,838

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$3,683	$3,695	$3,510
Tax exempt interest	(1,182)	(1,097)	(1,009)
Tax exempt income	(496)	(318)	(170)
Nondeductible and other	(105)	261	154
Effect of state income taxes	(38)	186	353

Actual tax expense	$1,862	$2,727	$2,838

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31	2008	2007
Assets
Allowance for loan losses	$4,516	$3,944
Director and employee benefits	1,133	829

Total assets	5,649	4,773

Liabilities
Depreciation	(1,146)	(899)
Difference in expense recognition	(130)	(111)
Federal Home Loan Bank stock dividends	(319)	(326)
Difference in basis of intangible assets	(685)	(826)
Difference in basis of assets	(91)	—
Unrealized gain on securities available for sale	(338)	(34)
Other	(360)	(178)

Total liabilities	(3,069)	(2,374)

Net deferred tax asset	$2,580	$2,399

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 14: Other Comprehensive Income

Years Ended December 31	2008	2007	2006

Unrealized losses on securities:
Unrealized holding gains arising during the year	$1,706	$2,413	$1,307
Less: reclassification adjustment for gains (losses) realized in net income	(15)	2	(764)

	1,721	2,415	2,071
Unrealized loss on derivative instruments	(851)	—	—

Net unrealized gains	870	2,415	2,071
Tax expense	(305)	(845)	(725)

Other comprehensive income	$565	$1,570	$1,346

The components of accumulated other comprehensive income included in capital are as follows:

December 31	2008	2007	2006

Unrealized holding gain (loss) on securities available for sale	$1,181	$63	$(1,507)
Unrealized loss on derivative instruments	(553)	—	—

Total other comprehensive income (loss)	$628	$63	$(1,507)

Note 15: Commitments, Off-Balance Sheet Risk and Contingencies
Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management’s opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.
The Bank was required to have approximately $1,890,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2008. These balances are included in cash and cash equivalents and do not earn interest.
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
At December 31, 2008 and 2007, commitments to make loans amounted to approximately $180,808,000 and $141,729,000 and commitments under outstanding standby letters of credit amounted to approximately $1,677,000 and $1,929,000. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 16: Regulatory Capital
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
There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2008 and 2007, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.
Horizon’s and the Bank’s actual and required capital amounts and ratios are as follows:

					Minimum Required To
					Be Well
			Minimum Required		Capitalized [1] Under
			for Capital [1]		Prompt Corrective
	Actual		Adequacy Purposes		Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008

Total capital [1] (to risk-weighted assets)
Consolidated	$134,546	14.38%	$74,877	8.00%	N/A	N/A
Bank	122,538	13.11	74,790	8.00	$93,488	10.00%

Tier I capital [1] (to risk-weighted assets)
Consolidated	123,136	13.16	37,438	4.00	N/A	N/A
Bank	111,128	11.89	37,395	4.00	56,093	6.00

Tier I capital [1] (to average assets)
Consolidated	123,136	10.45	47,124	4.00	N/A	N/A
Bank	111,128	9.44	47,094	4.00	58,868	5.00

As of December 31, 2007

Total capital [1] (to risk-weighted assets)
Consolidated	$99,491	10.90%	$72,998	8.00%	N/A	N/A
Bank	96,448	10.58	72,923	8.00	$91,154	10.00%

Tier I capital [1] (to risk-weighted assets)
Consolidated	83,651	9.17	36,499	4.00	N/A	N/A
Bank	86,657	9.51	36,462	4.00	54,692	6.00

Tier I capital [1] (to average assets)
Consolidated	83,651	6.99	47,853	4.00	N/A	N/A
Bank	86,657	7.29	47,573	4.00	59,466	5.00

[1]	As defined by regulatory agencies

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 17: Share-Based Compensation
Under Horizon’s 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), which is accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, Share-Based Payment, Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been cancelled upon exercise of the SARs. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2008, 2007 or 2006.
A summary of option activity under the 1997 Plan as of December 31, 2008 and changes during the year then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning of year	27,770	$8.07
Exercised	(2,250)	13.33

Outstanding, end of year	25,520	$7.61	2.82	$135

Exercisable, end of year	25,520	$7.61	2.82	$135

There were no options granted during the years 2008, 2007 and 2006. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $22,545, $166,613 and $1,860,528, respectively.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (2003 Plan), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon may issue up to 150,000 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limits the number of shares available to 150,000 for incentive stock options and to 75,000 for the grant of non-option awards. The shares available for issuance under the 2003 Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2003 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate of 20% per year. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period.
The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions (there were no options granted during 2008 under the 2003 plan):

December 31	2007	2006

Dividend yields	2.18%	2.14%
Volatility factors of expected market price of common stock	20.47%	18.10%
Risk-free interest rates	5.05%	5.20%
Expected life of options	6 years	9 years
A summary of option activity under the 2003 Plan as of December 31, 2008, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning and end of year	29,000	$25.28	6.66	$—

Exercisable, end of year	15,800	$26.23	6.59	$—

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The weighted average grant-date fair value of options granted during the years 2007 and 2006 was $6.59 and $7.12, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was $4,258. No options were granted under the 2003 Plan during 2008. No options granted under the 2003 Plan were exercised in 2008 or 2007.
A summary of the status of Horizon’s non-vested, restricted shares as of December 31, 2008 and 2007, is presented below:

	2008		2007
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested beginning of year	45,000	$24.37	45,000	$23.56
Granted	—	—	10,000	27.22
Exercised	—	—	2,400	23.56
Forfeited	—	—	7,600	23.56

Non-vested, end of year	45,000	$24.37	45,000	$24.37

Grants vest at the end of four or five years of continuous employment.
Total compensation cost recognized in the income statement for option-based payment arrangements during 2008 was $39,000 and the related tax benefit recognized was $15,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2007 was $53,000 and the related tax benefit recognized was $21,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2006 was $40,000 and the related tax benefit recognized was $16,000.
Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2008, 2007 and 2006 was $233,000, $240,000 and $212,000, respectively. The recognized tax benefit related thereto was $92,000, $96,000 and $84,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $35,000, $135,000 and $735,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $8,000, $68,000 and $723,000, respectively, for the years ended December 31, 2008, 2007 and 2006.
As of December 31, 2008, there was $317,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 18: FDIC Insurance
Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and has received notice from the FDIC that its share of the credit is $458,000. Horizon utilized $314,000 of this credit during 2007, which reduced the Company’s FDIC insurance expense. The remaining credit of $144,000 was used in the first quarter of 2008. FDIC insurance expense for the full year increased from $99,000 in 2007 to $546,000 in 2008 because of the reduction in the available credit and a premium increase from the FDIC.
During the fourth quarter of 2008, the FDIC announced a temporary increase in coverage limits from $100,000 to $250,000. The increase is set to expire December 31, 2009.
Note 19: Derivative Financial Instruments
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
Fair Value Hedges
Horizon enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, Horizon has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. These agreements were entered into at the time that the individual loans were closed during 2008. The cumulative change in fair value of both the hedge instruments and the underlying loans is recorded in non-interest income. Since the critical terms of the hedged loans and the interest rate swap are identical, the fair value hedges are considered to be highly effective. At December 31, 2008, management has determined that there is no hedge ineffectiveness.
The notional amounts of the debt obligations being hedged was $25,033,000 at December 31, 2008 and the fair value of the interest rate swap liability at December 31, 2008 was $1,706,000.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
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
Since the floating index and reset dates are based on identical terms, management believes that the hedge relationship of the cumulative changes in expected future cash flow from the interest rate swap and the cumulative changes in expected interest cash flows from the trust preferred debentures will be highly effective. At December 31, 2008, management has determined that there is no hedge ineffectiveness.
The notional amounts of the debt obligations being hedged was $27,000,000 at December 31, 2008 and the fair value of the interest rate swap liability at December 31, 2008, was $851,000.
Note 20: Fair Values of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2008 and 2007. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Cash Equivalents — The carrying amounts approximate fair value.
Interest-Bearing Deposits — The carrying amounts approximate fair value.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Investment Securities — For debt securities held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.
Loans Held for Sale — The carrying amounts approximate fair value.
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

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The estimated fair values of Horizon’s financial instruments are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
December 31	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$36,001	$36,001	$55,029	$55,029
Interest-bearing deposits	2,679	2,679	249	249
Investment securities available for sale	301,638	301,638	234,675	234,675
Investment securities held to maturity	1,630	1,634	—	—

Loans held for sale	5,955	5,955	8,413	8,413
Loans, net	870,557	870,329	879,061	894,424

Interest receivable	5,708	5,708	5,897	5,897
Stock in FHLB and FRB	12,625	12,625	12,625	12,625

Liabilities
Non-interest bearing deposits	83,642	83,642	84,097	84,097
Interest-bearing deposits	757,527	739,867	809,567	809,021
Borrowings	324,383	334,616	258,852	265,797
Subordinated debentures	27,837	28,867	27,837	27,860
Interest payable	1,910	1,910	2,439	2,439

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
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
Derivative Loan Commitments
The fair value of commitments to originate loans and the fair value of forward sale commitments are estimated using significant unobservable inputs and are classified within level 3 of the hierarchy.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$301,638	$—	$301,638	$—
Hedged loans	25,033	—	—	25,033
Forward sale commitments	670	—	—	670
Interest rate swap agreements	(2,557)	—	—	(2,557)
Commitments to originate loans	(438)	—	—	(438)
The following tables show a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

			Derivative
	Hedged	Interest Rate	Loan
	Loans	Swaps	Commitments

Beginning balance January 1, 2008	$—	$—	$—

Total realized and unrealized gains and losses
Included in net income	1,706	(1,706)	232
Included in other comprehensive income	—	(851)	—

Purchases, issuances and settlements	23,737	—	—
Principal payments	(410)	—	—

Ending balance December 31, 2008	$25,033	$(2,557)	$232

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Realized gains and losses included in net income for the period from January 1, 2008 to December 31, 2008, are reported in the condensed consolidated statements of income as follows:

Non-Interest
Income
Total gains and losses from:
Hedged loans	$1,706
Fair value interest rate swap agreements	(1,706)
Derivative loan commitments	232

$232

Certain other assets and liabilities are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment)

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired and non-accrual loans	$4,685	$—	$—	$4,685
Impaired and non-accrual loans: Fair value adjustments for these items typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Corporation measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3.
Note 21: Capital Purchase Program
On December 19, 2008, Horizon entered into a Letter Agreement (Purchase Agreement) with the U.S. Treasury (Treasury), pursuant to which the Horizon agreed to issue and sell (a) 25,000 of Horizon’s fixed Rate Cumulative Perpetual Preferred Stock and (b) a warrant to purchase 212,104 shares of Horizon’s common stock for an aggregate purchase price of $3,750,000 in cash.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
The preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by Horizon after three years. The Warrant has a ten year term and is immediately exercisable with an exercise price of $17.68 per share of Common Stock. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
In the Purchase Agreement, Horizon agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company, acquired pursuant to the Purchase Agreement, Horizon will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (EESA) as implemented by any guidance or regulation under EESA that has been issued and is in effect as of the date of issuance of the Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.
Upon issuance of the Preferred Stock on December 19, 2008, the ability of Horizon to declare or pay dividends on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including Horizon’s restriction against increasing dividends from the last quarterly cash dividend per share of $.17 declared on the Common Stock prior to December 19, 2008. The redemption, purchase or other acquisition of trust preferred securities of Horizon or its affiliates also is restricted. These restrictions will terminate the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or Treasury has transferred all of the Preferred Stock to third parties. In addition, the ability of Horizon to declare or pay dividends, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions in the event that Horizon fails to declare and pay full dividends on its Preferred Stock.

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 22: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:
Condensed Balance Sheets

December 31	2008	2007

Assets
Total cash and cash equivalents	$7,306	$71
Investment securities, available for sale	—	—
Investment in Bank	119,921	94,602
Other assets	10,230	9,326

Total assets	$137,457	$103,999

Liabilities
Short-term borrowings	$4,700	$4,700
Subordinated debentures	27,837	27,837
Other liabilities	1,570	817
Stockholders’ Equity	103,350	70,645

Total liabilities and stockholders’ equity	$137,457	$103,999

Condensed Statements of Income

Years Ended December 31	2008	2007	2006

Operating Income (Expense)
Dividend income from Bank	$6,200	$4,250	$5,900
Investment income	10	139	91
Other income	—	—	4
Interest expense	(1,705)	(2,571)	(2,675)
Employee benefit expense	(572)	(509)	(433)
Other expense	(104)	(97)	(155)

Income Before Undistributed Income of Subsidiaries	3,829	1,212	2,732

Undistributed Income of Subsidiaries	4,201	5,725	3,497

Income Before Tax	8,030	6,937	6,229

Income Tax Benefit	942	1,203	1,255

Net Income	$8,972	$8,140	$7,484

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Condensed Statements of Cash Flows

Years Ended December 31	2008	2007	2006

Operating Activities
Net income	$8,972	$8,140	$7,484
Items not requiring (providing) cash
Equity in undistributed net income of Bank	(4,201)	(5,725)	(3,497)
Change in
Income taxes receivable	(954)	(1,836)	(1,745)
Dividends receivable from Bank	300	400	(100)
Share based compensation	39	53	40
Reversal of compensation expense	—	(84)	—
Amortization of unearned compensation	233	240	212
Other assets	48	596	86
Other liabilities	(98)	(4)	149

Net cash provided by operating activities	4,339	1,780	2,629

Investing Activities
Purchases of securities available for sale	—	—	(12,024)
Proceeds from maturities, calls and principal repayments of securities available for sale	—	12,024	—
Investment in Bank	(20,000)	—	—
Investment in Statutory Trusts	—	—	(372)
Redemption of Statutory Trust	—	372	—

Net cash provided by (used in) investing activities	(20,000)	12,396	(12,396)

Financing Activities
Proceeds from issuance of preferred stock	25,000
Dividends paid	(2,147)	(1,917)	(1,811)
Change in short-term borrowings	—	(500)	(2,000)
Exercise of stock options	35	135	735
Tax benefit of stock options	8	68	469
Proceeds from issuance of trust preferred securities	—	—	12,372
Redemption of trust preferred securities	—	(12,372)	—
Purchase of treasury stock	—	—	(128)

Net cash provided by (used in) financing activities	22,896	(14,586)	9,637

Net Change in Cash and Cash Equivalents	7,235	(410)	(130)

Cash and Cash Equivalents at Beginning of Year	71	481	611

Cash and Cash Equivalents at End of Year	$7,306	$71	$481

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 23: Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2008	March 31	June 30	September 30	December 31

Interest income	$18,752	$17,270	$17,165	$17,048
Interest expense	9,829	7,935	7,762	7,359

Net interest income	8,923	9,335	9,403	9,689
Provision for loan losses	778	1,490	3,137	2,163
Net income	2,528	2,990	1,332	2,122

Earnings per share
Basic	$.79	$.93	$.42	$.64

Diluted	$.78	$.92	$.41	$.64

Average shares outstanding
Basic	3,207,232	3,208,419	3,209,482	3,209,482

Diluted	3,242,471	3,238,331	3,255,409	3,246,664

Three Months Ended 2007	March 31	June 30	September 30	December 31

Interest income	$17,948	$18,566	$19,173	$19,381
Interest expense	10,312	10,524	10,914	10,510

Net interest income	7,636	8,042	8,259	8,871
Provision for loan losses	225	365	550	1,928
Net income	1,844	2,016	2,270	2,010

Earnings per share
Basic	$.58	$.63	$.71	$.63

Diluted	$.57	$.62	$.70	$.62

Average shares outstanding
Basic	3,194,309	3,200,259	3,202,341	3,204,715

Diluted	3,239,479	3,243,537	3,242,919	3,247,843

HORIZON BANCORP
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)
Note 24: Subsequent Event
On February 27, 2009, the FDIC announced the imposition of a special assessment and changes to assessment rates, to the risk-based assessment system that will take effect beginning April 1, 2009, and to the restoration plan. The FDIC adopted an interim rule that imposes a special assessment of 10 basis points as of June 30, 2009, which is to be collected on September 30, 2009. Assuming that deposit levels remain constant, the Bank anticipates that the special assessment for the Bank would total approximately $779,000. The FDIC’s interim rule also provides for the imposition of additional special assessments of up to 10 basis points if necessary. Comments on the interim rule are due within 30 days of publication in the Federal Register. Under the new assessment system, banks in the best risk category will pay from 12 cents to 16 cents per $100 of insured deposits. The FDIC also announced an amendment to the restoration plan to extend the period of the plan from five to seven years.

201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46244-0998
317.383.4000 Fax 317.383.4200 www.bkd.com

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp
Michigan City, Indiana
We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 15, the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157 in 2008.

Indianapolis, Indiana
March 17, 2009

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
The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2008, 2007 and 2006. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp
Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)

	2008	2007	2006	2005	2004

Earnings
Net interest income	$37,350	$32,808	$31,545	$30,873	$25,422
Provision for loan losses	7,568	3,068	905	1,521	990
Total non-interest income	13,831	12,271	10,137	9,813	10,669
Total non-interest expense	32,779	31,144	30,455	29,129	25,672
Provision for income taxes	1,862	2,727	2,838	2,945	2,494

Net income	$8,972	$8,140	$7,484	$7,091	$6,935

Cash dividend declared	$2,147	$1,917	$1,811	$1,660	$1,481

Per Share Data
Net income basic	$2.78	$2.54	$2.36	$2.31	$2.32
Net income diluted	2.75	2.51	2.33	2.24	2.22
Cash dividends declared	.66	.59	.56	.53	.49
Book value at period end	24.41	22.03	19.37	17.01	16.56
Weighted-average shares outstanding
Basic	3,208,658	3,200,440	3,177,272	3,067,632	2,993,696
Diluted	3,246,351	3,243,565	3,217,050	3,162,950	3,123,325

Period End Totals

Loans, net of deferred loan fees and unearned income	$881,967	$888,852	$843,834	$732,734	$564,042

Allowance for loan losses	11,410	9,791	8,738	8,368	7,193

Total assets	1,306,857	1,258,874	1,222,430	1,127,875	913,831

Total deposits	841,169	893,664	913,973	855,566	612,217

Total borrowings	352,220	286,689	240,002	211,470	244,668

Horizon Bancorp
Summary of Selected Financial Data
(Dollar Amounts In Thousands Except Per Share Data and Ratios)
(Continued)

	2008	2007	2006	2005	2004

Ratios
Loan to deposit	104.85%	99.46%	93.76%	85.64%	92.76%
Loan to total funding	73.90	75.30	76.73	68.67	65.67
Return on average assets	.75	.69	.67	.71	.85
Average stockholders’ equity to average total assets	6.36	5.61	5.14	5.19	5.90
Return on average stockholders’ equity	11.73	12.29	13.03	13.67	14.38
Dividend payout ratio (dividends divided by net income)	23.93	23.51	24.20	21.21	21.36
Price to book value ratio	51.10	118.09	143.53	166.42	162.74
Price to earnings ratio	4.55	10.21	11.77	12.24	12.14

Horizon Bancorp
Horizon’s Common Stock and Related Stockholders’ Matters
Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2008 and 2007.

	2008
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$24.50	$20.86	$.15

Second Quarter	23.99	17.53	.17

Third Quarter	25.87	16.36	.17

Fourth Quarter	24.52	12.00	.17

	2007
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$28.10	$26.60	$.14

Second Quarter	27.97	26.80	.15

Third Quarter	27.52	25.75	.15

Fourth Quarter	26.40	24.40	.15
There can be no assurance as to the amount of future dividends on Horizon common stock since future dividends are subject to the discretion of the Board of Directors, cash needs, general business conditions and dividends from the bank subsidiary. In addition, as a result of Horizon’s participation in the TARP Capital Purchase Program, Horizon may not increase the quarterly dividends it pays on its common stock above $0.17 per share during the three-year period ending December 19, 2011, without the consent of the U.S. Treasury Department, unless the Treasury Department no longer holds shares of the Series A Preferred Stock Horizon issued in the TARP Capital Purchase Program.
The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2008, is 561.

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
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2008 is effective based on the specified criteria.
Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2008, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2008.

Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	the First Column)

Equity compensation plans approved by security holders (1)	$54,520	$17.01	$142,802

Equity compensation plans not approved by security holders	—	—	—

Total	$54,520	$17.01	$142,802

(1)	Represents options granted or available under the 1997 Key Employees’ Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp and the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.
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

Horizon Bancorp Registrant

Date: March 10, 2009	By:	/s/ Craig M. Dwight Craig M. Dwight
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2009	By :	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 10, 2009	/s/ Robert C. Dabagia
Robert C. Dabagia, Chairman of the Board and Director

March 10, 2009	/s/ Craig M. Dwight
Craig M. Dwight, President and Chief Executive
Officer and Director

March 10, 2009	/s/ Susan D. Aaron
Susan D. Aaron, Director

March 10, 2009	/s/ James B. Dworkin
James B. Dworkin, Director

March 10, 2009	/s/ Charley E. Gillispie
Charley E. Gillispie, Director

March 10, 2009	/s/ Daniel F. Hopp
Daniel F. Hopp, Director

Date	Signature and Title

March 10, 2009	/s/ Robert E. McBride
Robert E. McBride, Director

March 10, 2009	/s/ Peter L. Pairitz
Peter L. Pairitz, Director

March 10, 2009	/s/ Larry N. Middleton
Larry N. Middleton, Director

March 10, 2009	/s/ Bruce E. Rampage
Bruce E. Rampage, Director

March 10, 2009	/s/ Robert E. Swinehart
Robert E. Swinehart, Director

March 10, 2009	/s/ Spero W. Valavanis
Spero W. Valavanis, Director

EXHIBIT INDEX
The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number	Description	Incorporated by Reference/Attached

1.1	Placement Agreement, dated December 15, 2006, among Horizon Bancorp, Horizon Capital Trust III and J.P. Morgan Securities Inc.	Incorporated by Reference to Exhibit 1.1 to Registrant’s Form 8-K filed December 21, 2006

2.1	Agreement of Merger and Plan of Reorganization for Horizon Bancorp and Alliance Financial Corporation	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 1, 2005

2.2	Amendment to Agreement of Merger and Plan of Reorganization for Horizon Bancorp and Alliance Financial Corporation	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 24, 2005

3.1	Articles of Incorporation of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 3to Registrant’s Form 10-Q for the Quarter Ended September 30, 2007

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 8-K filed July 21, 2008

3.3	Certificate of Designations for Series A Preferred Stock (as amended through July 15, 2008)	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 8-K filed December 23, 2008

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed October 27, 2004

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed October 27, 2004

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006

4.5	Form of Certificate for Series A Preferred Stock	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 23, 2008

Exhibit
Number	Description	Incorporated by Reference/Attached

4.6	Warrant for Purchase of Shares of Common Stock	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 23, 2008

10.1*	Supplemental Employee Retirement Plan, as amended	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008

10.2*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2008

10.3*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2008

10.4*	Horizon Bancorp 2003 Omnibus Equity Incentive Plan	Attached

10.5*	Directors Deferred Compensation Plan	Incorporated by Reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2004

10.6*	Form of Change of Control Agreement for certain executive officers	Incorporated by Reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2004

10.7*	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Incorporated by Reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2004

10.8*	Form of Option Grant Agreement under 2003 Omnibus Plan	Incorporated by Reference to Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2004

10.9*	Description of Executive Officer Bonus Plan	Incorporated by Reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2004

10.10	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 27, 2004

10.11*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by Reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006

10.12*	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July 19, 2006	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 8-K filed July 21, 2006

10.13*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006

Exhibit
Number	Description	Incorporated by Reference/Attached

10.14*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006

10.15*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006

10.16*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by Reference to Exhibit 10.1 to Registrant’s form 8-K filed July 19, 2007.

10.17	Letter Agreement, dated December 19, 2008, by and between the Registrant and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 23, 2008

10.18*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Attached

10.19*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Attached

10.20*	Second Amend,emt of the Agreement between Horizon Bank, N.A. and James H. Foglesong, dated January 1, 2009	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.