Form 10-Q
period 2009-03-31
HORIZON BANCORP /IN/
filed 2009-05-15
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,273,562 at May 14, 2009.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2009	December 31,
	(Unaudited)	2008

Assets
Cash and due from banks	$13,311	$36,001
Federal Reserve and fed funds sold	75,568	—

Cash and cash equivalents	88,879	36,001
Interest-bearing deposits	6,444	2,679
Investment securities, available for sale	325,219	301,638
Investment securities, held to maturity	2,070	1,630
Loans held for sale	7,752	5,955
Loans, net of allowance for loan losses of $11,589 and $11,410	922,515	870,557
Premises and equipment	29,548	28,280
Federal Reserve and Federal Home Loan Bank stock	12,625	12,625
Goodwill	5,787	5,787
Other intangible assets	1,674	1,751
Interest receivable	6,038	5,708
Cash value life insurance	22,607	22,451
Deferred tax asset	1,727	2,580
Other assets	9,966	9,215

Total assets	$1,442,851	$1,306,857

Liabilities
Deposits
Non-interest bearing	$81,000	$83,642
Interest bearing	896,489	757,527

Total deposits	977,489	841,169
Borrowings	320,956	324,383
Subordinated debentures	27,837	27,837
Interest payable	1,849	1,910
Other liabilities	8,293	8,208

Total liabilities	1,336,424	1,203,507

Commitments and Contingent Liabilities

Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value Authorized, 1,000,000 shares Issued 25,000 shares	24,191	24,154
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 5,013,906 shares	1,114	1,114
Additional paid-in capital	26,869	26,802
Retained earnings	69,654	67,804
Accumulated other comprehensive income	1,751	628
Less treasury stock, at cost, 1,759,424 shares	(17,152)	(17,152)

Total stockholders’ equity	106,427	103,350

Total liabilities and stockholders’ equity	$1,442,851	$1,306,857

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2009	2008
	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$14,905	$15,367
Investment securities:
Taxable	2,849	2,548
Tax exempt	920	837

Total interest income	18,674	18,752

Interest Expense
Deposits	3,996	6,594
Borrowed funds	2,892	2,828
Subordinated debentures	370	407

Total interest expense	7,258	9,829

Net Interest Income	11,416	8,923
Provision for loan losses	3,197	778

Net Interest Income after Provision for Loan Losses	8,219	8,145

Other Income
Service charges on deposit accounts	934	921
Wire transfer fees	247	105
Interchange fees	388	188
Fiduciary activities	917	885
Gain on sale of loans	1,913	804
Mortgage servicing net of impairment	(134)	(24)
Increase in cash surrender value of bank owned life insurance	156	228
Other income	73	106

Total other income	4,494	3,213

Other Expenses
Salaries and employee benefits	4,831	4,275
Net occupancy expenses	1,032	972
Data processing	379	332
Professional fees	395	249
Outside services and consultants	326	304
Loan expense	566	458
FDIC deposit insurance	292	116
Other losses	385	101
Other expenses	1,191	1,220

Total other expenses	9,397	8,027

Income Before Income Tax	3,316	3,331
Income tax expense	681	803

Net Income	2,635	2,528
Preferred stock dividends and discount accretion	(350)	—

Net Income Available to Common Shareholders	$2,285	$2,528

Basic Earnings Per Share	$.71	$.79
Diluted Earnings Per Share	$.70	$.78
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Income	Earnings	Loss	Stock	Total

Balances, December 31, 2008	$24,154	$1,114	$26,802		$67,804	$628	$(17,152)	$103,350
Net income				$2,635	2,635			2,635
Amortization of discount on preferred stock	37				(37)			—
Other comprehensive income (loss), net of tax, unrealized gain on securities				1,170		1,170		1,170
Unrealized loss on derivative instruments				(47)		(47)		(47)

Comprehensive income				$3,758

Amortization of unearned compensation			58					58
Stock option expense			9					9
Cash dividends on preferred stock (5.00%)					(195)			(195)
Cash dividends on common stock ($.17 per share)					(553)			(553)

Balances, March 31, 2009	$24,191	$1,114	$26,869		$69,654	$1,751	$(17,152)	$106,427

See notes to condensed consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2009	2008
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$2,635	$2,528
Items not requiring (providing) cash
Provision for loan losses	3,197	778
Depreciation and amortization	580	583
Share based compensation	9	9
Mortgage servicing rights impairment	129	4
Deferred income tax	249	1,803
Premium amortization on securities available for sale, net	91	39
Gain on sale of loans	(1,913)	(611)
Proceeds from sales of loans	99,449	37,061
Loans originated for sale	(100,369)	(35,682)
Loss on sale of premises and equipment	—	1
Increase in cash surrender value of life insurance	(156)	(228)
Loss on sale of other real estate owned	27	—
Net change in
Interest receivable	(330)	193
Interest payable	(61)	384
Other assets	30	(1,534)
Other liabilities	(270)	204

Net cash provided by operating activities	3,297	5,532

Investing Activities
Net change in interest-bearing deposits	(3,765)	(2,981)
Purchases of securities available for sale	(37,929)	(7,548)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	16,057	6,727
Purchases of securities held to maturity	(440)	—
Net change in loans	(55,064)	1,817
Proceeds from sale of other real estate owned	290	—
Recoveries on loans previously charged-off	—	211
Purchases of premises and equipment	(1,713)	(892)
Proceeds from sale of loans transferred to held for sale	—	37,695
Gain on sale of loans transferred to held for sale	—	(193)

Net cash provided (used) by investing activities	(82,564)	34,836

Financing Activities
Net change in
Deposits	136,320	(10,934)
Borrowings	(3,427)	(2,878)
Dividends paid on preferred shares	(195)	—
Dividends paid on common shares	(553)	(487)

Net cash provided (used) by financing activities	132,145	(14,299)

Net Change in Cash and Cash Equivalent	52,878	26,069

Cash and Cash Equivalents, Beginning of Period	36,001	55,029

Cash and Cash Equivalents, End of Period	$88,879	$81,098

Additional Cash Flows Information
Interest paid	$7,319	$9,445
Income taxes paid	125	30
See notes to condensed consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (Horizon) and its wholly-owned subsidiaries, Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2009 and March 31, 2008 are not necessarily indicative of the operating results for the full year of 2009 or 2008. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2008 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2008 has been derived from the audited balance sheet of Horizon as of that date.
Basic earnings per share is computed by dividing net income available to common shareholders (net income less dividend requirements for preferred stock and accretion of preferred stock discount) by the weighted-average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (SARS) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The following table shows computation of basic and diluted earnings per share.

	Three months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)

Basic earnings per share
Net income	$2,635	$2,528
Less: Preferred stock dividends and accretion of discount	350	—

Net income available to common shareholders	$2,285	$2,528

Weighted average common shares outstanding	3,209,482	3,207,232

Basic earnings per share	$.71	$.79

Diluted earnings per share
Net income available to common shareholders	$2,285	$2,528

Weighted average common shares outstanding	3,209,482	3,207,232
Effect of dilutive securities:
Restricted stock	35,216	27,451
Stock options	5,726	7,788

Weighted average shares outstanding	3,250,424	3,242,471

Diluted earnings per share	$.70	$.78

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
At March 31, 2009 and 2008 there were 30,800 shares and 29,000 shares that were not included in the computation of diluted earnings per share because they were anti-dilutive. Warrants to purchase 212,104 shares at March 31, 2009 were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2008 Annual Report on Form 10-K.
Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements to be comparable to 2009. These reclassifications had no effect on net income.
Note 2 — Loans

	March 31, 2009	December 31,
	(Unaudited)	2008

Commercial	$313,840	$310,842
Real estate	160,478	167,766
Mortgage warehouse	186,058	123,287
Installment	273,728	280,072

	934,104	881,967
Allowance for loan losses	(11,589)	(11,410)

Total loans	$922,515	$870,557

Note 3 — Allowance for Loan Losses

	Three months ended March 31
	2009	2008
	(Unaudited)	(Unauditied)

Balances, beginning of period	$11,410	$9,791
Provision for losses	3,197	778
Recoveries on loans	258	211
Loans charged off	(3,276)	(1,099)

Balances, end of period	$11,589	$9,681

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 — Non-performing Assets

	March 31, 2009	December 31,
	(Unaudited)	2008

Non-performing loans
Commercial	$6,474	$5,167
Real estate	2,446	1,904
Mortgage warehouse	—	—
Installment	1,549	792

Total non-performing loans	10,469	7,863

Other real estate owned and repossessed collateral
Commercial	—	—
Real estate	2,492	2,874
Mortgage warehouse	—	—
Installment	204	207

Total other real estate owned and repossessed collateral	2,696	3,081

Total non-performing assets	$13,165	$10,944

Note 5 — Derivative financial instruments
The Company adopted SFAS No. 161 as of January 1, 2009, which expands the disclosure requirements of SFAS No. 133 as follows.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.54% on a notional amount of $27.0 million at March 31, 2009. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2009 the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2009 the Company’s fair value hedges were effective and are not expected to have a significant impact the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $26.1 million at March 31, 2009.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Other Derivative Instruments
The Company enters into non-hedging derivative in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2009 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
Derivative designated as	March 31, 2009 (Unaudited)		March 31, 2009 (Unaudited)
hedging instruments	Balance Sheet		Balance Sheet
under Statement 133	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,730	Other liabilities	$1,730
Interest rate contracts		—	Other liabilities	924

Total derivatives designated as hedging instruments under Statement 133		1,730		2,654

Derivative not designated as
hedging instruments
under Statement 133

Mortgage loan contracts	Other assets	444	Other liabilities	180

Total derivatives not designated as hedging instruments under Statement 133		444		180

Total derivatives		$2,174		$2,834

The effect of the derivative instruments on the consolidated statement of income for the three-month period ended is as follows:

Amount of Loss Recognized in Other Comprehensive Income on
Derivative (Effective Portion)
Derivative in Statement 133	Three Months Ended March 31,
cash flow hedging	(Unaudited)
relationships	2009

Interest rate contracts	$(47)

Total	$(47)

		Amount of Gain (Loss)
		Recognized on Derivative
Derivative in Statement 133		Three Months Ended March 31,
fair value hedging	Location of Gain (Loss)	(Unaudited)
relationships	Recognized on Derivative	2009

Interest rate contracts	Interest income — loans	$24
Interest rate contracts	Interest income — loans	(24)

Total		$—

		Amount of Gain (Loss)
		Recognized on Derivative
Derivative not designated as		Three Months Ended March 31,
hedging instruments	Location of Gain (Loss)	(Unaudited)
under Statement 133	Recognized on Derivative	2009

Mortgage contracts	Other income — gain on sale of loans	$32

Total		$32

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
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include corporate notes. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include, U.S. Treasury and federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations and Federal agency mortgage-backed pools.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at the following:

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2009 (Unaudited)
Available-for-sale securities	$325,219	$—	$325,219	$—
Hedged loans	27,791	—	—	27,791
Forward sale commitments	444	—	—	444
Interest rate swap agreements	(2,654)	—	—	(2,654)
Commitments to originate loans	(180)	—	—	(180)

December 31, 2008
Available-for-sale securities	$301,638	$—	$301,638	$—
Hedged loans	25,033	—	—	25,033
Forward sale commitments	670	—	—	670
Interest rate swap agreements	(2,557)	—	—	(2,557)
Commitments to originate loans	(438)	—	—	(438)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (unaudited):

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2008	$25,033	$670	$(2,557)	$(438)
Total realized and unrealized gains and losses Included in net income	24	(226)	(24)	258
Included in other comprehensive income	—	—	(73)	—
Purchases, issuances, and settlements	2,901	—	—	—
Principal payments	(167)	—	—	—

Ending balance March 31, 2009	$27,791	$444	$(2,654)	$(180)

Realized gains and losses included in net income for the period from January 1, 2009 to March 31, 2009, are reported in the condensed consolidated statements of income as follows (Unaudited):

Non interest
Income

Total gains and losses from:
Hedged loans	$24
Fair value interest rate swap agreements	(24)
Derivative loan commitments	32

$32

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets and liabilities are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2009 (Unaudited)
Impaired and non-accrual loans	$5,802	$—	$—	$5,802
Other real estate owned	2,492	—	—	2,492

December 31, 2008
Impaired and non-accrual loans	$4,685	$—	$—	$4,685
Other real estate owned	2,874	—	—	2,874
Impaired, non-accrual loans, and other real estate owned: Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell.
Note 7 — Future accounting matters
Financial Accounting Standards Board (FASB)
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin (ARB) No. 51
This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. Management does not anticipate that this Statement will have a material impact on the Company’s consolidated financial condition or results of operations.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment FASB Statement No. 133
This Statement was issued in March 2008 and amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Management does not anticipate that this Statement will have a material impact on the Company’s consolidated financial condition or results of operations. Effective for interim reporting periods ending after January 1, 2009.
FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies
This FSP amends and clarifies FAS 141(R), Business Combinations, regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP eliminates the distinction between contractual and noncontractual contingencies discussed in FAS 141(R), specifies whether contingencies should be measured at fair value or in accordance with FAS 5, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not anticipate that this Position will have a material impact on the Company’s consolidated financial condition or results of operations.
FSP FAS 157-4—Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
This FSP, issued on April 9, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APG 28-1 are adopted concurrently. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Management does not anticipate that this Position will have a material impact on the Company’s consolidated financial condition or results of operations.
FSP No. 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments
Issued on April 9, 2009, this FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
APG 28-1 are adopted concurrently. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Management does not anticipate that this Position will have a material impact on the Company’s consolidated financial condition or results of operations.
FSP No. 107-1 and APG 28-1—Interim Disclosures about Fair Value of Financial Instruments
This FSP issued on April 9, 2009 amends the other-than-temporary guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently. Management does not anticipate that this Position will have a material impact on the Company’s consolidated financial condition or results of operations.
Public Company Accounting Oversight Board (PCAOB)
Auditing Standard No. 6, Evaluating Consistency of Financial Statements
This standard establishes requirements and provides direction for the auditor’s evaluation of the consistency of the financial statements, including changes to previously issued financial statements, and the effect of that evaluation on the auditor’s report on the financial statements.
Proposed Auditing Standards Related to the Auditor’s Assessment of and Response to Risk
The Board is proposing a suite of seven new auditing standards related to the auditor’s assessment of and response to risk, and related conforming amendments. The proposed standards would supersede the Board’s interim auditing standards related to audit risk and materiality, audit planning and supervision, consideration of internal control in an audit of financial statements, audit evidence and performing tests of accounts and disclosures before year end. The proposed standards would apply to all audits performed in accordance with the standards of the PCAOB.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward—Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or “Company”) and Horizon Bank, N.A. (Bank). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Horizon’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on Horizon’s future activities and operating results include, but are not limited to:
•	credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	market risk: the risk that changes in market rates and prices will adversely affect the Company’s financial condition or results of operation;

•	liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs;

•	operational risk: the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events;

•	economic risk: the risk that the economy in the Company’s markets could decline further resulting in increased unemployment, decreased real estate values and increased loan charge-offs; and

•	compliance risk: the risk of additional action by Horizon’s regulators or additional regulation could hinder the Company’s ability to do business profitably.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Overview
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
Horizon continues to operate in a challenging and uncertain economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan unemployment rates have increased over the last year. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. Like numerous other parts of the country, Northwest Indiana and Southwest Michigan are experiencing a rise in mortgage delinquencies and bankruptcy filings as a result of increased unemployment rates. Despite these economic factors, Horizon reported net income growth for the first quarter of 2009 compared to the same period in 2008.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
Following are some of the major factors that impacted Horizons financial performance for the first quarter:
•	The net interest margin increased 68 basis points from the same three-month period in 2008 and 21 basis points from the three months ending December 31, 2008.

•	The cost of interest bearing liabilities decreased 101 basis points from the same three-month period in 2008 and 32 basis point from the three months ending December 31, 2008.

•	Average earning assets increased $80.6 million from the same three-month period in 2008 and $157.6 million from the three months ending December 31, 2008.

•	Provision for loan losses were $3.2 million for the first quarter of 2009 attributed to losses primarily in the commercial and installment loan portfolios due to current economic pressures.

•	Mortgage loan refinancing activity during the quarter contributed $1.9 million to gain on sale of loans.

•	Diluted earnings per share decreased $.08 per share for the first quarter of 2009 compared to the first quarter of 2008 due to $.11 per share paid in dividends on the preferred stock. The preferred stock dividends reduce the net income available to common shareholders.
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2008 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets and hedge accounting as critical accounting policies.
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Statement of Financial Accounting Standard (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2009, Horizon had core deposit intangibles of $1.7 million subject to amortization and $5.8 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. For the first time in Horizon’s history, the market value for Horizon’s stock dropped below the book value during the fourth quarter of 2008. Market price at the close of business on March 31, 2009 was $11.10 per share compared to a book value of $25.62 per common share. Horizon reported record earnings for the ninth consecutive year in 2008 and increased earnings in the first quarter of 2009 compared to the same period in 2008 and believes the decline in market price relates to an overall decline in the financial industry sector and are not specific to Horizon. Horizon engaged a third party to perform an impairment test of its goodwill in 2008. The evaluation included three approaches: 1) income approach using a discounted cash flow based on earnings capacity, 2) price to earnings multiples and 3) price to book value ratios. Approaches two and three use median results from 17 bank sale transactions that occurred during 2007 and 2008. The selling banks ranged in size from $763.0 million to $2.1 billion. The impairment test was performed as of November 30, 2008 and provided support that no impairment to the Company’s goodwill was required based on its results.
Financial results for December 2008 (and for the full year of 2008) were as anticipated by the analysis. An additional $20 million of capital was injected into Horizon Bank by the holding company but the calculated fair value of Horizon Bank was still well above its book value. There were no significant changes in the Company’s stock price, book value, or earnings as of March 31, 2009 that would change the results of the evaluation completed at the end of 2008. Horizon has concluded that, based on its own internal evaluation and the independent impairment test conducted by a third party, the recorded value of goodwill is not impaired.
Mortgage Servicing Rights
Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets on a servicing-retained basis. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates, original loan terms and whether the loans are fixed or adjustable rate mortgages. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely affect the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets was to increase in the future, Horizon can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact Horizon’s financial condition and results of operations either positively or adversely.
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
and Results of Operations
For the Three Months Ended March 31, 2009
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
Derivative Instruments
As part of the Company’s asset/liability management program, Horizon utilizes, from time-to-time, interest rate floors, caps or swaps to reduce the Company’s sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated income statements or other comprehensive income (OCI) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.
Horizon’s accounting policies related to derivatives reflect the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as revised and further interpreted by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 133”) and other related accounting guidance. Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). For fair value hedges, the cumulative change in fair value of both the hedge instruments and the underlying loans is recorded in non-interest income. For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated income statement in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, Horizon establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of income. Horizon excludes the time value expiration of the hedge when measuring ineffectiveness.
Valuation Measurements
Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement” (“SFAS 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other post-retirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent, to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
Financial Condition
On March 31, 2009, Horizon’s total assets were $1.4 billion, compared to $1.3 billion on December 31, 2008. Cash and cash equivalents increased $52.9 million since year end primarily due to a $50.0 million fixed rate long term corporate repurchase agreement entered into on March 31, 2009 as part of the Company’s strategy to extend the duration of its liabilities in this low interest rate environment.
Investment securities increased by approximately $24.0 million compared to the end of 2008. This growth was continued from the fourth quarter as additional investment securities were purchased to leverage the capital raised through the U.S. Department of Treasury’s Capital Purchase Program which is part of the Economic Emergency Stabilization Act approved by Congress during the fourth quarter of 2008. The intent was to purchase a total of approximately $125.0 million of investment securities and using the cash flows from the repayment of mortgage backed securities to fund new loan growth. Approximately $105.0 million in investment securities were purchased and $20.0 million of the remaining leverage strategy was used to fund loan growth during the first quarter.
Investment securities were comprised of the following as of:

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
Investment securities	Cost	Value	Cost	Value

Available for sale
U.S. Treasury and federal agencies	$20,069	$20,650	$23,661	$24,914
State and municipal	95,794	95,057	88,282	86,985
Federal agency collateralized mtg. obligations	18,792	18,466	13,063	12,951
Federal agency mortgage-backed pools	186,358	190,793	174,227	176,389
Corporate notes	587	253	587	399

Total available for sale	321,600	325,219	299,820	301,638

Total held to maturity, state and municipal	2,070	2,079	1,630	1,634

Total investment securities	$323,670	$327,298	$301,450	$303,272

Net loans increased $52.0 million since December 31, 2008. This increase is almost entirely related to the growth in the Company’s mortgage warehouse business line as its customers utilized their warehouse lines. Commercial loans increased slightly and both real estate and consumer loans decreased.
Total deposits increased $136.3 million during the first quarter. Growth came in both interest-bearing transaction accounts totaling $60.7 million and time deposits totaling $78.2 million. The Company’s borrowings decreased slightly during the first quarter. These results were from two major funding initiatives that were implemented during the quarter. The first initiative was to reduce short-term borrowings, which would increase short-term daily liquidity, and the second initiative was to continue to take steps to extend the duration of liabilities in a low interest rate environment. The short-term borrowings of $52.2 million at year-end were replaced with a $50.0 million fixed rate long-term corporate repurchase agreement leaving the balance of borrowings steady and extending their duration. The Company also added $33.6 million of long-term brokered certificates of deposit to help in extending the duration of deposits. The remaining growth in total deposits was primarily from municipal money market accounts and short-term certificates of deposit. This short-term funding was designed to match the growth of short-term assets in the mortgage warehouse business line and provide additional liquidity without utilizing asset based collateral borrowings or federal fund lines. The Company will continue to look for opportunities to extend the duration of liabilities as long-term rates remain low.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
Stockholders’ equity totaled $106.4 million at March 31, 2009 compared to $103.4 million at December 31, 2008. The increase in stockholders’ equity during the quarter was the result of net income and an increase in the market value of investment securities available for sale, reduced by dividends declared. At March 31, 2009, the ratio of average stockholders’ equity to average assets was 7.94% compared to 6.65% at December 31, 2008. Book value per common share at March 31, 2009 increased to $25.62 compared to $24.68 at December 31, 2008.
Results of Operations
Overview
Consolidated net income for the three-month period ended March 31, 2009 was $2.6 million, an increase of 4.2% compared to $2.5 million for the same period in 2008. Earnings per common share for the three months ended March 31, 2009 decreased to $0.71 basic and $0.70 fully-diluted, compared to $0.79 basic and $0.78 fully-diluted for the same three month period in 2008. Earnings per share were reduced by $0.11 per share resulting from the accrual of the preferred stock dividends and the accretion of the discount on preferred stock, which is not available to common stockholders. The preferred stock was issued in the fourth quarter of 2008 and therefore did not affect the first quarter of 2008. This decrease was offset by an increase in net income of $107,000 or $0.03 per share.
Net Interest Income
The largest component of net income is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on deposits and borrowings. Changes in the net interest income are the result of changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.
The reduction in short-term interest rates over the last six months has influenced the cost of the Company’s interest bearing liabilities more significantly then the reduction in yields received on the Company’s interest earning assets, resulting in an increase of the net interest margin. Management believes that the current level of interest rates is significantly driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the currently low interest rate environment.
Net interest income during the three months ended March 31, 2009 was $11.4 million, an increase of $2.5 million or 27.9% over the $8.9 million earned during the same period in 2008 and an increase of $1.7 million or 17.8% earned during the three months ended December 31, 2008. Yields on the Company’s interest-earning assets decreased by 34 basis points to 6.11% for the three months ended March 31, 2009, from 6.45% for the same period in 2008. Interest income decreased $78,000 from $18.8 million for the three months ended March 31, 2008 to $18.7 million for the same period in 2009. This decrease was due to the lower yields received on an increased volume in interest earning assets. However, asset yields have not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $368.2 million out of $532.8 million of the Company’s adjustable rate loans.
Rates paid on interest-bearing liabilities decreased by 101 basis points during the same period due to the lower interest rate environment. Interest expense decreased $2.6 million from $9.8 million for the three-months ended March 31, 2008 to $7.3 million for the same period in 2009. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but also due to the increased volume of

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
lower cost interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 68 basis points from 3.10% for the three months ended March 31, 2008 to 3.78% for the same period in 2009.
The following are the average balance sheets for the three months ending:

	March 31, 2009			December 31, 2008			March 31, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets
Federal funds sold	$3,119	$2	0.22%	$5,058	$9	0.69%	$45,890	$366	3.21%
Interest-earning deposits	4,550	5	0.46	6,687	9	0.56	14,885	119	3.23
Investment securities — taxable (1)	245,134	2,842	4.70	177,453	2,184	4.89	166,740	2,063	4.98
Investment securities — non taxable (1)	89,508	920	5.35	75,562	808	5.25	82,428	837	4.86
Loans receivable (2)	917,566	14,905	6.59	837,542	14,038	6.67	869,367	15,367	7.11

Total interest- earning assets (1)	1,259,877	18,674	6.11%	1,102,302	17,048	6.22%	1,179,310	18,752	6.45%

Non interest-earning assets
Cash and due from banks	23,119			19,253			21,859
Allowance for loan losses	(11,387)			(10,578)			(9,722)
Other assets	76,270			72,279			67,269

	$1,347,879			$1,183,256			$1,258,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
NOW	$232,169	$422	0.74%	$238,123	$574	0.96%	$253,915	$1,220	1.93%
Savings	34,220	24	0.28	32,451	25	0.31	29,373	20	0.28
Money market	144,922	421	1.18	83,905	274	1.30	105,203	521	1.99
Certificates of deposit	373,480	3,129	3.40	339,769	3,111	3.64	429,253	4,833	4.53
Borrowings	339,417	2,892	3.46	294,574	2,990	4.04	260,300	2,828	4.37
Subordinated debentures	27,837	370	5.39	27,837	385	5.50	27,837	407	5.88

Total interest- bearing liabilities	1,152,045	7,258	2.56%	1,016,659	7,359	2.88%	1,105,881	9,829	3.57%

Non interest-bearing liabilities
Demand deposits	79,785			79,567			73,214
Other liabilities	8,991			7,425			6,026
Shareholders’ equity	107,058			79,605			73,595

	$1,347,879			$1,183,256			$1,258,716

Net interest income/spread		$11,416	3.56%		$9,689	3.34%		$8,923	2.88%

Net interest income as a percent of average interest earning assets (1)			3.78%			3.57%			3.10%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of its loan portfolios. During the first quarter of 2009, a provision for loan losses of $3.2 million was required to adequately fund the ALLL compared to a provision of $778,000 for the first quarter of 2008 and $2.2 million for the fourth quarter of 2008. The provision for the first quarter resulted from continued losses primarily in the commercial and installment loan portfolios due to current economic pressures and trends. Commercial loan charge-offs during the first quarter of 2009 were $1.1 million and were comprised of write downs and specific allocations on commercial loans that had been identified as problem loans in previous periods. The additional $1.9 million of charge-offs during the quarter were primarily installment loans. Non-performing loans at March 31, 2009 increased to $10.5 million or 1.11% of total loans compared to $3.1 million or 0.36% at March 31, 2008 and $7.9 million or 0.89% at December 31, 2008. When compared to non-performing loans at year-end the increase came from each of the commercial, real estate, and installment loan portfolios. Horizon’s non-performing loan statistics, while having increased from the prior quarter, still compare favorably to National1 and State of Indiana2 bank averages for the same ratio as of December 31, 2008 of 2.50% and 2.68%. Management believes the total allowance of $11.6 million or 1.23% of total loans is adequate to absorb probable incurred losses contained in the loan portfolios.
Non-Interest Income
The following is a summary of changes in non-interest income:

	Three Months Ended
	March 31, 2009	March 31, 2008	Amount Change	Percent Change

Non-interest income
Service charges on deposit accounts	$934	$921	$13	$1.4%
Wire transfer fees	247	105	142	135.2%
Interchange fees	388	188	200	106.4%
Fiduciary activities	917	885	32	3.6%
Gain on sale of loans	1,913	804	1,109	137.9%
Mortgage servicing net of impairment	(134)	(24)	(110)	458.3%
Increase in cash surrender value of bank owned life insurance	156	228	(72)	(31.6)%
Other income	73	106	(33)	(31.1)%

Total non-interest income	$4,494	$3,213	$1,281	39.9%

The gain on sale of mortgage loans contributed the majority of the increase in non-interest income during the first quarter of 2009. As mortgage interest rates declined the Company’s mortgage loan division had the ability to increase mortgage loan production and was able to provide customers with the needed service to lower their mortgage interest rates. During the first quarter of 2009, the Company originated approximately $100.4 million of mortgage loans to be sold on the secondary market compared to $35.7 million for the same period last year. Wire transfer fees and interchange fees contributed to the increase in non-interest income due to increased activity. These increases were offset by a decrease in mortgage servicing income due to impairment charges in the Company’s mortgage servicing asset. In addition, the income recorded for the increase in the cash surrender value of bank owned life insurance was less than the same period last year due to a reduction in the returns on the underlying assets of the insurance products.

[1]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $3 Billion as reported by the Uniform Bank Performance Report as of December 31, 2008

[2]	Indiana peer group: Consists of 22 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of December 31, 2008.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
Non-Interest Expense
The following is a summary of changes in non-interest expense:

	Three Months Ended
	March 31, 2009	March 31, 2008	Amount Change	Percent Change

Non-interest expense
Salaries and employee benefits	$4,831	$4,275	$556	13.0%
Net occupancy expenses	1,032	972	60	6.2%
Data processing	379	332	47	14.2%
Professional fees	395	249	146	58.6%
Outside services and consultants	326	304	22	7.2%
Loan expense	566	458	108	23.6%
FDIC deposit insurance	292	116	176	151.7%
Other losses	385	101	284	281.2%
Other expenses	1,191	1,220	(29)	(2.4)%

Total non-interest expense	$9,397	$8,027	$1,370	17.1%

Non-interest expense increased from the first quarter of 2008. Salaries and benefits increased primarily due to commissions paid to the mortgage loan division based on the higher mortgage volume. Loan expense was up from the first quarter of the prior year due to increased collection expense related to problem loans. Also, professional fees are higher compared to last year due to increasing rules and regulations requiring professional assistance from legal and accounting professionals. FDIC deposit insurance costs have increased and will continue to increase during the year based on the FDIC’s rate increases and the proposed special assessment that are required to replenish the insurance fund due to failed banks and related financial problems. Other losses for the first three months of 2009 included a one-time charge of $210,000 for a wire transfer fraud perpetrated on the bank during the first quarter and $65,000 in other real estate owned write-downs. An insurance claim was filed on the wire transfer fraud during April of 2009. The insurance company paid the claim net of the Company’s $100,000 deductible and a recovery of $110,000 will be recorded in the second quarter of 2009.
Income Taxes
Income tax expense was impacted in the first quarter of 2009 by a $100,000 income tax refund related to amended returns filed for prior years.
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the three months ended March 31, 2009, cash and cash equivalents increased by approximately $52.9 million. The increase relates to the $50.0 million of cash received on March 31, 2009 from the corporate repurchase agreement that was borrowed. At March 31, 2009, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank had available approximately $212.7 million in unused credit lines with various money center banks, including the FHLB.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For the Three Months Ended March 31, 2009
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at March 31, 2009. Stockholders’ equity totaled $106.4 million as of March 31, 2009, compared to $103.4 million as of December 31, 2008. For the three-months ended March 31, 2009, the ratio of average stockholders’ equity to average assets was 7.94% compared to 6.65% for quarter ending December 31, 2008. Horizon’s capital increased during the quarter as a result of increased earnings, net of dividends declared, improvement in unrealized gain on securities available for sale and the amortization of unearned compensation.
Horizon declared dividends in the amount of $.17 per share in the first quarter of 2009, and $.15 per share for the same quarter of 2008. The dividend payout ratio (dividends as a percent of net income) was 23.9% and 19.0% for the first quarters of 2009 and 2008. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2008 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2008 Annual Report on Form 10-K.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2009, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2009, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Three Months Ended March 31, 2009
ITEM 1. LEGAL PROCEEDINGS
On August 5, 2008, Maria Coto filed a putative class action complaint in the Porter County Superior Court, Porter County, Indiana, on behalf of herself and others who have had their vehicles repossessed by the Bank during the four years prior to the filing of the action. The complaint alleged that the Bank’s post-repossession notice to defaulting borrowers did not comply with certain aspects of Indiana law. The plaintiff was seeking statutory damages and costs. The parties agreed to settle this action in April 2009, and the court preliminarily approved the settlement on April 24, 2009. Final court approval is expected on or around August 17, 2009. As part of the settlement, Horizon agreed to pay $200 to the lead plaintiff, agreed not to pursue deficiency judgments against the class members and agreed to pay up to $28,000 towards the attorneys’ fees and costs of the class plaintiffs.
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
ITEM 1A. RISK FACTORS
      No material changes from the factors included in the 2008 Annual Report on Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Three Months Ended March 31, 2009
ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of Mark E. Secor

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP
Dated: May 14, 2009	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 14, 2009	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.

Exhibit
31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.