Form 10-Q
period 2009-06-30
HORIZON BANCORP /IN/
filed 2009-08-14
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,271,631 at August 14, 2009.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30	December 31
	2009	2008
	(Unaudited)

Assets
Cash and due from banks	$13,885	$36,001
Federal Reserve and fed funds sold	2,695	—

Cash and cash equivalents	16,580	36,001
Interest-bearing deposits	10,418	2,679
Investment securities, available for sale	319,066	301,638
Investment securities, held to maturity	12,875	1,630
Loans held for sale	9,793	5,955
Loans, net of allowance for loan losses of $12,649 and $11,410	882,781	870,557
Premises and equipment	30,210	28,280
Federal Reserve and Federal Home Loan Bank stock	13,225	12,625
Goodwill	5,787	5,787
Other intangible assets	1,597	1,751
Interest receivable	6,051	5,708
Cash value life insurance	22,792	22,451
Deferred tax asset	2,520	2,580
Other assets	9,601	9,215

Total assets	$1,343,296	$1,306,857

Liabilities
Deposits
Non-interest bearing	$83,940	$83,642
Interest bearing	764,210	757,527

Total deposits	848,150	841,169
Borrowings	349,499	324,383
Subordinated debentures	27,837	27,837
Interest payable	1,657	1,910
Other liabilities	8,959	8,208

Total liabilities	1,236,102	1,203,507

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value
Authorized, 1,000,000 shares
Issued 25,000 shares
Common stock, $.2222 stated value	24,229	24,154
Authorized, 22,500,000 shares
Issued, 3,266,611 and 3,254,482 shares	1,114	1,114
Additional paid-in capital	9,785	9,650
Retained earnings	70,807	67,804
Accumulated other comprehensive income	1,259	628

Total stockholders’ equity	107,194	103,350

Total liabilities and stockholders’ equity	$1,343,296	$1,306,857

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$15,091	$14,194	$29,996	$29,561
Investment securities
Taxable	2,811	2,214	5,660	4,762
Tax exempt	947	862	1,867	1,699

Total interest income	18,849	17,270	37,523	36,022

Interest Expense
Deposits	3,993	4,697	7,989	11,291
Borrowed funds	3,222	2,846	6,114	5,674
Subordinated debentures	371	392	741	799

Total interest expense	7,586	7,935	14,844	17,764

Net Interest Income	11,263	9,335	22,679	18,258
Provision for loan losses	3,290	1,490	6,487	2,268

Net Interest Income after Provision for Loan Losses	7,973	7,845	16,192	15,990

Other Income
Service charges on deposit accounts	974	989	1,908	1,910
Wire transfer fees	261	122	508	227
Interchange fees	456	214	844	402
Fiduciary activities	824	1,021	1,741	1,906
Gain on sale of loans	1,671	661	3,584	1,465
Mortgage servicing net of impairment	(32)	29	(166)	5
Increase in cash surrender value of bank owned life insurance	185	221	341	449
Death benefit on officer life insurance	—	538	—	538
Loss on sale of securities	—	(15)	—	(15)
Other income	177	118	250	224

Total other income	4,516	3,898	9,010	7,111

Other Expenses
Salaries and employee benefits	4,894	4,220	9,725	8,495
Net occupancy expenses	899	918	1,931	1,890
Data processing	396	350	775	682
Professional fees	310	291	705	540
Outside services and consultants	351	308	677	612
Loan expense	644	552	1,210	1,010
FDIC deposit expense	1,059	142	1,351	258
Other losses	82	141	467	242
Other Expenses	1,293	1,317	2,484	2,537

Total other expenses	9,928	8,239	19,325	16,266

Income Before Income Tax	2,561	3,504	5,877	6,835
Income tax expense	497	514	1,178	1,317

Net Income	2,064	2,990	4,699	5,518
Preferred stock dividend and discount accretion	(350)	—	(700)	—

Net Income Available to Common Shareholders	$1,714	$2,990	$3,999	$5,518

Basic Earnings Per Share	$0.53	$0.93	$1.25	$1.72

Diluted Earnings Per Share	$0.52	$0.92	$1.22	$1.70
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income	Total

Balances, December 31, 2008	$24,154	$1,114	$9,650		$67,804	$628	$103,350
Net income				$4,699	4,699		4,699
Amortization of discount on preferred stock	75				(75)		—
Other comprehensive income (loss), net of tax
Unrealized gain on securities				552		552	552
Unrealized gain on derivative instruments				79		79	79

Comprehensive income				$5,330

Amortization of unearned compensation			116				116
Stock option expense			19				19
Cash dividends on preferred stock (5.00%)					(508)		(508)
Cash dividends on common stock ($.34 per share)					(1,113)		(1,113)

Balances, June 30, 2009	$24,229	$1,114	$9,785		$70,807	$1,259	$107,194

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30
	2009	2008
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$4,699	$5,518
Items not requiring (providing) cash
Provision for loan losses	6,487	2,268
Depreciation and amortization	1,167	1,164
Share based compensation	19	19
Mortgage servicing rights impairment	158	7
Deferred income tax	(278)	(596)
Premium amortization on securities available for sale, net	249	147
Gain on sale of loans	(3,584)	(1,272)
Loss on sale of Investment securities	—	15
Proceeds from sales of loans	204,229	72,071
Loans originated for sale	(206,503)	(72,419)
Increase in cash surrender value of life insurance	(341)	(22)
Loss on sale of other real estate owned	92	—
Net change in
Interest receivable	(343)	9
Interest payable	(253)	(473)
Other assets	1,063	851
Other liabilities	1,137	(85)

Net cash provided by operating activities	7,998	7,202

Investing Activities
Net change in interest-bearing deposits	(7,739)	(1,129)
Purchases of securities available for sale	(53,019)	(33,159)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	36,190	13,080
Purchase of securities held to maturity	(11,245)	(815)
Purchases of FRB Stock	(600)	—
Net change in loans	(24,014)	10,245
Proceeds on sale of OREO and repossessed assets	5,359	—
Recoveries on loans previously charged-off	—	444
Purchases of premises and equipment	(2,827)	(1,856)
Proceeds from sale of loans transferred to held for sale	—	37,695
Gain on sale of loans transferred to held for sale	—	(193)

Net cash provided by (used in) investing activities	(57,895)	24,312

Financing Activities
Net change in
Deposits	6,981	(101,408)
Borrowings	25,116	34,571
Proceeds from issuance of stock	—	35
Dividends paid on preferred shares	(508)	—
Dividends paid on common shares	(1,113)	(1,040)

Net cash provided (used) by financing activities	30,476	(67,842)

Net Change in Cash and Cash Equivalent	(19,421)	(36,328)
Cash and Cash Equivalents, Beginning of Period	36,001	55,029

Cash and Cash Equivalents, End of Period	$16,580	$18,701

Additional Cash Flows Information
Interest paid	$15,097	$18,237
Income taxes paid	1,165	1,050
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the operating results for the full year of 2009 or 2008. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Basic earnings per share
Net income	$2,064	$2,990	$4,699	$5,518
Less: Preferred stock dividends and accretion of discount	350	—	700	—

Net income available to common shareholders	$1,714	$2,990	$3,999	$5,518

Weighted average common shares outstanding	3,209,482	3,208,419	3,209,482	3,207,825

Basic earnings per share	$0.53	$0.93	$1.25	$1.72

Diluted earnings per share
Net income available to common shareholders	$1,714	$2,990	$3,999	$5,518

Weighted average common shares outstanding	3,209,482	3,208,419	3,209,482	3,207,825
Effect of dilutive securities:
Restricted stock	52,179	17,762	51,394	22,607
Stock options	8,517	12,150	6,438	11,224

Weighted average shares outstanding	3,270,178	3,238,331	3,267,314	3,241,656

Diluted earnings per share	$0.52	$0.92	$1.22	$1.70

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
At June 30, 2009 and 2008 there were 35,050 shares and 27,190 shares that were not included in the computation of diluted earnings per share because they were non-dilutive. Warrants to purchase 212,104 shares at June 30, 2009 were not included in the computation of diluted earnings per share because the effect would be non-dilutive.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2008 Annual Report on Form 10-K.
Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements to be comparable to 2009. These reclassifications had no effect on net income.
Note 2 — Securities
The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009 (Unaudited)	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$19,880	$268	$(3)	$20,145
State and municipal	95,175	961	(1,764)	94,372
Federal agency collateralized mortgage obligations	17,521	304	(543)	17,282
Federal agency mortgage-backed pools	183,237	3,941	(292)	186,886
Corporate notes	587	—	(206)	381

Total available for sale investment securities	$316,400	$5,474	$(2,808)	$319,066

Held to maturity, State and Municipal	$12,875	$103	$—	$12,978

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$23,661	$1,253	$—	$24,914
State and municipal	88,282	804	(2,101)	86,985
Federal agency collateralized mortgage obligations	13,063	223	(335)	12,951
Federal agency mortgage-backed pools	174,227	2,374	(212)	176,389
Corporate notes	587	—	(188)	399

Total available for sale investment securities	$299,820	$4,654	$(2,836)	$301,638

Held to maturity, State and Municipal	$1,630	$4	$—	$1,634

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. While these securities are held in the available for sale portfolio, Horizon intends and has the ability to hold them until the earlier of a recovery in fair value or maturity.
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2009, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2009.
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or perpay obligations with or without call or prepayment penalties.

	June 30, 2009 (Unaudited)		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Within one year	$1,907	$1,931	$1,182	$1,190
One to five years	21,605	21,868	10,569	10,926
Five to ten years	23,159	23,207	28,701	28,664
After ten years	68,971	67,892	72,078	71,518

	115,642	114,898	112,530	112,298
Federal agency collateralized mortgage obligations	17,521	17,282	13,063	12,951
Federal agency mortgage-backed pools	183,237	186,886	174,227	176,389

Total available for sale investment securities	$316,400	$319,066	$299,820	$301,638

Held to maturity
Within one year	$12,585	$12,680	$90	$91
One to five years	290	298	1,540	1,543

Total held to maturity investment securities	$12,875	$12,978	$1,630	$1,634

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2009 (Unaudited)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$1,499	$(3)	$—	$—	$1,499	$(3)
State and municipal	37,548	(931)	13,185	(833)	50,733	(1,764)
Federal agency collateralized mortgage obligations	5,613	(337)	3,458	(206)	9,071	(543)
Federal agency mortgage-backed pools	14,969	(291)	46	(1)	15,015	(292)
Corporate notes	—	—	381	(206)	381	(206)

Total temporarily impaired securities	$59,629	$(1,562)	$17,070	$(1,246)	$76,699	$(2,808)

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 — Loans

	June 30, 2009	December 31,
	(Unaudited)	2008

Commercial loans	$313,857	$310,842
Mortgage warehouse	163,083	123,287
Real estate loans	146,096	167,766
Installment loans	272,394	280,072

	895,430	881,967
Allowance for loan losses	(12,649)	(11,410)

Total loans	$882,781	$870,557

Note 4 — Allowance for Loan Losses

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Balances, beginning of period	$11,410	$9,791
Provision for losses	6,487	2,268
Recoveries on loans	543	444
Loans charged off	(5,791)	(2,691)

Balances, end of period	$12,649	$9,812

Note 5 — Non-performing Assets

	June 30, 2009	December 31,
	(Unaudited)	2008

Non-performing loans
Commercial	$7,959	$5,167
Real estate	3,764	1,904
Mortgage warehouse	—	—
Installment	1,754	792

Total non-performing loans	13,477	7,863

Other real estate owned and repossessed collateral
Commercial	—	—
Real estate	2,212	2,874
Mortgage warehouse	—	—
Installment	115	207

Total other real estate owned and repossessed collateral	2,327	3,081

Total non-performing assets	$15,804	$10,944

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 6 — Derivative financial instruments
The Company adopted SFAS No. 161 as of January 1, 2009, which expands the disclosure requirements of SFAS No. 133 as follows.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.38% on a notional amount of $22.0 million at June 30, 2009. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2009 the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2009 the Company’s fair value hedges were effective and are not expected to have a significant impact the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $25.9 million at June 30, 2009.
Other Derivative Instruments
The Company enters into non-hedging derivative in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2009 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	June 30, 2009		June 30, 2009
Derivatives designated as	(Unaudited)		(Unaudited)
hedging instruments under	Balance Sheet		Balance Sheet
Statement 133	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,146	Other liabilities	$1,146
Interest rate contracts		—	Other liabilities	730

Total derivatives designated as hedging instruments under Statement 133		1,146		1,876

Derivatives not designated as hedging instruments under Statement 133
Mortgage loan contracts	Other assets	230	Other liabilities	143

Total derivatives not designated as hedging instruments under Statement 133		230		143

Total derivatives		$1,376		$2,019

The effect of the derivative instruments on the consolidated statement of income for the three and six-month periods ended is as follows:

	Amount of Gain Recognized in Other
	Comprehensive Income on Derivative
	(Effective Portion)
	Three Months	Six Months Ended
	Ended June 30,	June 30,
Derivative in Statement 133 cash flow hedging relationship	2009 (Unaudited)	2009 (Unaudited)

Interest rate contracts	$126	$79

Total	$126	$79

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 7 — Disclosures about fair value of assets and liabilities

		Amount of Gain (Loss)
		Recognized on Derivative
		Three Months	Six Months
		Ended	Ended
Derivative in Statement 133		June 30,
fair value hedging	Location of Gain (Loss)	2009	2009
relationship	Recognized on Derivative	(Unaudited)	(Unaudited)

Interest rate contracts	Interest income — loans	$(584)	$(560)
Interest rate contracts	Interest income — loans	584	560

Total		$—	$—

		Amount of Gain (Loss)
		Recognized on Derivative
		Three Months	Six Months
		Ended	Ended
Derivative in Statement 133		June 30,
fair value hedging	Location of Gain (Loss)	2009	2009
under Statement 133	Recognized on Derivative	(Unaudited)	(Unaudited)

Mortgage contracts	Other income — gain on sale of loans	$(177)	$(145)

Total		$(177)	$(145)

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
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage-backed pools and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2009 (Unaudited)
Available-for-sale securities
U.S. Treasury and federal agencies	$20,145	$—	$20,145	$—
State and municipal	94,372	—	94,372	—
Federal agency collateralized mortgage obligations	17,282	—	17,282	—
Federal agency mortgage-backed pools	186,886	—	186,886	—
Corporate notes	381	—	381	—
Hedged loans	27,017	—	—	27,017
Forward sale commitments	230	—	—	230
Interest rate swap agreements	(1,876)	—	—	(1,876)
Commitments to originate loans	(143)	—	—	(143)

December 31, 2008
Available-for-sale securities	$301,638	$—	$301,638	$—
Hedged loans	25,033	—	—	25,033
Forward sale commitments	670	—	—	670
Interest rate swap agreements	(2,557)	—	—	(2,557)
Commitments to originate loans	(438)	—	—	(438)

June 30, 2008 (Unaudited)
Available-for-sale securities	$251,976	$1,464	$250,512	$—
Hedged loans	16,269	—	—	16,269
Interest rate swap agreements	258	—	—	258

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (Unaudited):

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2008	$25,033	$670	$(2,557)	$(438)
Total realized and unrealized gains and losses
Included in net income	24	(226)	(24)	258
Included in other comprehensive income, gross	—	—	(73)	—
Purchases, issuances, and settlements	2,901	—	—	—
Principal payments	(167)	—	—	—

Ending balance March 31, 2009	27,791	444	(2,654)	(180)

Total realized and unrealized gains and losses
Included in net income	(584)	(214)	584	37
Included in other comprehensive income, gross	—	—	194	—
Purchases, issuances, and settlements	—	—	—	—
Principal payments	(190)	—	—	—

Ending balance June 30, 2009	$27,017	$230	$(1,876)	$(143)

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2007	$—	$—	$—	$—
Total realized and unrealized gains and losses
Included in net income	195	—	(195)	—
Included in other comprehensive income, gross	—	—	(584)	—
Purchases, issuances, and settlements	11,437	—	—	—
Principal payments	(31)	—	—	—

Ending balance March 31, 2008	11,601	—	(779)	—

Total realized and unrealized gains and losses
Included in net income	(436)	—	436	—
Included in other comprehensive income, gross	—	—	601	—
Purchases, issuances, and settlements	5,166	—	—	—
Principal payments	(62)	—	—	—

Ending balance June 30, 2008	$16,269	$—	$258	$—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows (Unaudited):

	Six Months Ended June 30,
Non Interest Income	2009	2008

Total gains and losses from:
Hedged loans	$(560)	$(241)
Fair value interest rate swap agreements	560	241
Derivative loan commitments	(145)	—

	$(145)	$—

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets and liabilities are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2009 (Unaudited)
Impaired and non-accrual loans	$9,063	$—	$—	$9,063
Other real estate owned	2,212	—	—	2,212

December 31, 2008
Impaired and non-accrual loans	$4,685	$—	$—	$4,685
Other real estate owned	2,874	—	—	2,874
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
Note 8 — Fair Value of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 3009 and December 31, 2008. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments.
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of Horizon’s financial instruments are as follows:

	June 30, 2009 (Unaudited)		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$16,580	$16,580	$36,001	$36,001
Interest-bearing deposits	10,418	10,418	2,679	2,679
Investment securities available for sale	319,066	319,066	301,638	301,638
Investment securities held to maturity	12,875	12,978	1,630	1,634
Loans held for sale	9,793	9,793	5,955	5,955
Loans, net	882,781	884,508	870,557	870,329
Interest receivable	6,051	6,051	5,708	5,708
Stock in FHLB and FRB	13,225	13,225	12,625	12,625

Liabilities
Non-interest bearing deposits	$83,940	$83,940	$83,642	$83,642
Interest-bearing deposits	764,210	745,295	757,527	739,867
Borrowings	349,499	369,578	324,383	334,616
Subordinated debentures	27,837	28,242	27,837	28,867
Interest payable	1,657	1,657	1,910	1,910
Note 9 — Subsequent Events
Subsequent events have been evaluated through August 14, 2009 which is the date the financial statements were issued.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 10 — Future accounting matters
Statements of Financial Accounting Standards
SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R
This statement replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009.
SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160
This statement amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.
SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.”
SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 became effective for the Corporation on January 1, 2009 and the required disclosures are reported in Note 6 — Derivative Financial Instruments.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
SFAS No. 165, “Subsequent Events”
The FASB has issued FASB Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:
•	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
Statement 165 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.
SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.”
SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Corporation’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Corporation’s financial statements.
Financial Accounting Standards Board Staff Positions and Interpretations
In early April 2009, the Financial Accounting Standards Board (FASB) issued the following FASB Staff Positions ( FSPs ) that are intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment ( OTTI ) on an interim and/or annual basis. These FSPs changed the method for determining if an OTTI exists and the amount of OTTI to be recorded through an entity’s income statement. The FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly ( FSP FAS 157-4 )”.
This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance when there is evidence that the transaction for the asset or liability is not orderly. In such case, the entity will place little, if any, weight on that transaction price as an indicator of fair value. The Company adopted this FSP as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.
FSP FAS 115-2 and FAS 124-2, and Emerging Issues Task Force (EITF) 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments ( FSP FAS 115-2/124-2 and EITF 99-20-2 )”.
The FSP and EITF apply to debt securities and require entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that management will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted. The Company adopted this FSP as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.
FSP Financial Accounting Standards (FAS) 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments ( FSP FAS 107-1 and APB 28-1 )”.
This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also requires disclosures of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require the related disclosures in all interim financial statements. The Company adopted this FSP during the second quarter of 2009 resulting in additional financial disclosures in Note 2.
FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”
FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009. See Note 1 — Significant Accounting Policies.
FSP SFAS. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”
FSP SFAS 132R-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP SFAS 132R-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP SFAS 132R-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year-ended December 31, 2009.
FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”
FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Corporation acquires in business combinations occurring after January 1, 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009

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
Horizon continues to operate in a challenging and uncertain economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan unemployment rates have increased over the last year. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. Like numerous other parts of the country, Northwest Indiana and Southwest Michigan are experiencing a rise in mortgage delinquencies and bankruptcy filings as a result of increased unemployment rates. Despite these economic factors, Horizon continues to post positive results through the first half of 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
Following are some of the major factors that impacted Horizons financial performance for the second quarter:
•	The net interest margin contracted during the second quarter as Horizon elected to keep higher money market deposits on its balance sheet as a precaution against future cash needs. The cash balances returned to more historic levels during the month of June.
•	Horizon continued to experience high residential mortgage refinance volumes through the second quarter generating additional interest and fee income.
•	Horizon’s quarterly provision for loan losses reserve increased by approximately $100,000 from the first quarter of 2009.
•	Horizon’s non-performing loans increased to approximately $13.5 million as of June 30, 2009 from $10.5 million at the end of the first quarter.
•	Horizon’s special FDIC assessment of $663,000 that was recorded in the second quarter of 2009
•	Horizon’s capital ratios continue to be maintained above the regulatory standards for well-capitalized banks.
•	Horizon opened its 19th branch on June 8, 2009 in Munster, Indiana.
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2009, Horizon had core deposit intangibles of $1.6 million subject to amortization and $5.8 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. For the first time in Horizon’s history, the market value for Horizon’s stock dropped below the book value during the fourth quarter of 2008. Market price at the close of business on June 30, 2009 was $16.25 per share compared to a book value of $25.62 per common share. Horizon reported record earnings for the ninth consecutive year in 2008 and has continued to report strong earnings through the first half of 2009 and believes the decline in market price relates to an overall decline in the financial industry sector and is not specific to Horizon. Horizon engaged a third party to perform an impairment test of its goodwill in 2008. The evaluation included three approaches: 1) income approach using a discounted cash flow based on earnings capacity, 2) price to earnings multiples and 3) price to book value ratios. Approaches two and three use median results from 17 bank sale transactions that occurred during 2007 and 2008. The selling banks ranged in size from $763.0 million to $2.1 billion. The impairment test was performed as of November 30, 2008 and provided support that no impairment to the Company’s goodwill was required based on its results.
Due to the evaluation being done as of November 30, 2008, the financial results for December 2008 were anticipated and included as part of this analysis. An additional $20 million of capital was injected into Horizon Bank by the holding company but the calculated fair value of Horizon Bank was still well above its book value. There were no significant changes in the Company’s stock price, book value, or earnings as of June 30, 2009 that would change the results of the evaluation completed at the end of 2008. Horizon has concluded that, based on its own internal evaluation and the independent impairment test conducted by a third party, the recorded value of goodwill is not impaired.
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
And Results of Operations
For the Three and Six Months Ended June 30, 2009
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
Derivative Instruments
As part of the Company’s asset/liability management program, Horizon utilizes, from time-to-time, interest rate floors, caps or swaps to reduce the Company’s sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated income statements or other comprehensive income (“OCI”) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.
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

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
Financial Condition
On June 30, 2009, Horizon’s total assets were $1.3 billion, an increase of $36.4 million from December 31, 2008 but a decrease of $100.0 million from March 31, 2009. Due to the economic environment the financial institution industry was experiencing at the beginning of 2009, management determined it would be prudent to maintain higher liquidity levels. During that same time the Company’s mortgage warehouse business line was experiencing significant growth due to the increase in mortgage loan refinancing activity, and this also created a need for additional liquidity. Management put into place several successful strategies during the first quarter of 2009 to generate the additional liquidity. As a result, the Company maintained excess cash and cash equivalents at the end of the first quarter and throughout most of the second quarter of 2009. A significant portion of that additional liquidity was generated from municipal money market deposits. This funding was designed to match the growth of assets in the mortgage warehouse business line and provide additional liquidity without utilizing asset based collateral borrowings or federal fund lines. At June 30, 2009, most of the additional funding from the municipal money market accounts was moved out of the Bank and cash and cash equivalents and the municipal money market accounts were back to more historic levels. The Bank does not anticipate a near term need to maintain the level of excess liquidity during the third quarter as it did in the second quarter.
Investment securities increased by approximately $28.7 million compared to the end of 2008. This growth was continued from the fourth quarter as additional investment securities were purchased to leverage the capital raised through the U.S. Department of Treasury’s Capital Purchase Program which is part of the Economic Emergency Stabilization Act approved by Congress during the fourth quarter of 2008. The increase in investment securities held to maturity was primarily from local municipal tax anticipation warrants that will mature on December 31, 2009.
Investment securities were comprised of the following as of:

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
Investment securities	Cost	Value	Cost	Value

Available for sale
U.S. Treasury and federal agencies	$19,880	$20,145	$23,661	$24,914
State and municipal	95,174	94,372	88,282	86,985
Federal agency collateralized mtg. obligations	17,521	17,282	13,063	12,951
Federal agency mortgage-backed pools	183,236	186,886	174,227	176,389
Corporate notes	587	381	587	399

Total available for sale	316,398	319,066	299,820	301,638

Total held to maturity, state and municipal	12,875	12,978	1,630	1,634

Total investment securities	$329,273	$332,044	$301,450	$303,272

Net loans increased $12.2 million since December 31, 2008. This increase was almost entirely related to the growth in the Company’s mortgage warehouse business line as its customers utilized their warehouse lines to fund residential mortgage refinancing activity.
Total deposits increased $7.0 million during the first half of 2009 and as indicated above, decreased $129.3 million since March 31, 2009. The decrease in deposits during the second quarter was primarily the result of the additional funding that was generated during the first quarter of 2009 from the municipal money market accounts moving out of the Bank.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
The Company’s borrowings have increased $25.1 million since December 31, 2008. The Company implemented three major funding initiatives during the first half of 2009. The first initiative was to generate liquidity as described above from municipal money market accounts. The second initiative was to reduce the outstanding balances in the Company’s short-term borrowing lines, to make those lines available and provide more daily liquidity. The third initiative was to continue to take steps to extend the duration of liabilities in a low interest rate environment and lock in long-term funding costs. The short-term borrowings of $52.2 million at December 31, 2008 were replaced with a $50.0 million fixed rate long-term corporate repurchase agreement therefore extending the duration of liabilities and increasing the available daily liquidity. The Company also added $33.6 million of long-term brokered certificates of deposit during the first quarter to also help in extending the duration of deposits. The Company will continue to look for opportunities to extend the duration of liabilities while long-term rates remain low.
Stockholders’ equity totaled $107.2 million at June 30, 2009 compared to $103.4 million at December 31, 2008. The increase in stockholders’ equity during the period was the result of net income and an increase in the market value of investment securities available for sale, reduced by dividends declared. At June 30, 2009, the ratio of average stockholders’ equity to average assets was 7.80% compared to 6.65% at December 31, 2008. Book value per common share at June 30, 2009 increased to $25.85 compared to $24.68 at December 31, 2008.
Results of Operations
Overview
Consolidated net income for the three-month period ended June 30, 2009 was $2.1 million, a decrease of 31.0% compared to $3.0 million for the same period in 2008. Earnings per common share for the three months ended June 30, 2009 decreased to $0.53 basic and $0.52 diluted, compared to $0.93 basic and $0.92 diluted for the same three-month period in 2008. Diluted earnings per share were reduced by $0.11 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which is not available to common stockholders. The preferred stock was issued in the fourth quarter of 2008 and therefore did not affect the first quarter of 2008. The results from the second quarter of 2009 were also impacted by the special FDIC assessment of $663,000, which reduced diluted earnings per share by $0.13 per share. In addition, the second quarter of 2008 included a death benefit from officer life insurance of $538,000, which was tax-free income, and increased diluted earnings per share for the quarter by $0.17 per share.
Consolidated net income for the six-month period ended June 30, 2009 was $4.7 million, a decrease of 14.8% compared to $5.5 million for the same period in 2008. Earnings per common share for the six months ended June 30, 2009 decreased to $1.25 basic and $1.22 diluted, compared to $1.72 basic and $1.70 diluted for the same six-month period in 2008. Diluted earnings per share were reduced by $0.21 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which is not available to common stockholders. The special FDIC assessment expense during the second quarter of 2009 and the income from the death benefit on officer life insurance during the second quarter of 2008 also affected the six-month results.
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

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
The reduction in short-term interest rates over the last six months has influenced the cost of the Company’s interest bearing liabilities more significantly then the reduction in yields received on the Company’s interest earning assets, resulting in an increase of the net interest margin for both the three and six month periods ending June 30, 2009. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.
Net interest income during the three months ended June 30, 2009 was $11.3 million, an increase of $2.0 million or 20.6% over the $9.3 million earned during the same period in 2008. Yields on the Company’s interest-earning assets decreased by 52 basis points to 5.70% for the three months ended June 30, 2009, from 6.22% for the same period in 2008. Interest income increased $1.5 million from $17.3 million for the three months ended June 30, 2008 to $18.8 million for the same period in 2009. This increase was due to the increased volume of interest earning assets partially offset by the decrease in the yield on interest earning assets. As a result of maintaining excess liquidity during the second quarter of 2009 (by carrying a higher average balance in interest-earning deposits with a yield of 25 basis points), the yield on total interest earning assets was negatively impacted. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $347.9 million out of the $497.6 million of the Company’s adjustable rate loans.
Rates paid on interest-bearing liabilities decreased by 58 basis points during the same period due to the lower interest rate environment. Interest expense decreased $349,000 from $7.9 million for the three-months ended June 30, 2008 to $7.6 million for the same period in 2009. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 11 basis points from 3.40% for the three months ended June 30, 2008 to 3.51% for the same period in 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$11,247	$7	0.25%	$11,395	$59	2.08%
Interest-earning deposits	61,369	39	0.25%	3,210	19	2.38%
Investment securities — taxable	247,847	2,765	4.47%	182,099	2,136	4.72%
Investment securities — non-taxable	91,812	947	5.52%	82,148	862	5.63%
Loans receivable (2)	921,903	15,091	6.57%	840,330	14,194	6.80%

Total interest-earning assets (1)	1,334,178	18,849	5.70%	1,119,182	17,270	6.22%

Noninterest-earning assets
Cash and due from banks	15,634			13,595
Allowance for loan losses	(11,316)			(9,625)
Other assets	72,835			67,652

	$1,411,331			$1,190,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$851,522	$3,993	1.88%	$732,477	$4,697	2.58%
Borrowings	329,891	3,222	3.92%	270,171	2,846	4.24%
Subordinated debentures	27,837	371	5.35%	27,837	392	5.66%

Total interest-bearing liabilities	1,209,250	7,586	2.52%	1,030,485	7,935	3.10%

Noninterest-bearing liabilities
Demand deposits	82,914			76,802
Accrued interest payable and other liabilities	9,137			7,437
Shareholders’ equity	110,030			76,080

	$1,411,331			$1,190,804

Net interest income/spread		$11,263	3.18%		$9,335	3.12%

Net interest income as a percent of average interest earning assets (1)			3.51%			3.40%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
Net interest income during the six months ended June 30, 2009 was $22.7 million, an increase of $4.4 million or 24.0% over the $18.3 million earned during the same period in 2008. Yields on the Company’s interest-earning assets decreased by 45 basis points to 5.86% for the six months ended June 30, 2009 from 6.31% for the same period in 2008. Interest income increased $1.5 million from $36.0 million for the six months ended June 30, 2008 to $37.5 million for the same period in 2009. This increase was due to the increased volume in interest earning assets partially offset by the decrease in the yield on interest earning assets.
Rates paid on interest-bearing liabilities decreased by 80 basis points during the same period due to the lower interest rate environment. Interest expense decreased $3.0 million from $17.8 million for the six-months ended June 30, 2008 to $14.8 million for the same period in 2009. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 41 basis points from 3.24% for the six months ended June 30, 2008 to 3.65% for the same period in 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
The following are the average balance sheets for the six months ending:

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$7,509	$9	0.24%	$29,019	$425	2.95%
Interest-earning deposits	34,453	44	0.26%	8,990	138	3.09%
Investment securities — taxable	246,591	5,607	4.59%	174,847	4,199	4.83%
Investment securities — non-taxable	90,573	1,867	5.54%	81,861	1,699	5.56%
Loans receivable (2)	919,758	29,996	6.58%	854,849	29,561	6.96%

Total interest-earning assets (1)	1,298,884	37,523	5.86%	1,149,566	36,022	6.31%

Noninterest-earning assets
Cash and due from banks	15,216			17,351
Allowance for loan losses	(11,356)			(9,673)
Other assets	76,229			67,991

	$1,378,973			$1,225,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$818,341	$7,989	1.97%	$775,110	$11,291	2.93%
Borrowings	334,628	6,114	3.68%	265,235	5,674	4.30%
Subordinated debentures	27,837	741	5.37%	27,837	799	5.77%

Total interest-bearing liabilities	1,180,806	14,844	2.54%	1,068,182	17,764	3.34%

Noninterest-bearing liabilities
Demand deposits	81,358			75,008
Accrued interest payable and other liabilities	9,146			7,265
Shareholders’ equity	107,663			74,780

	$1,378,973			$1,225,235

Net interest income/spread		$22,679	3.32%		$18,258	2.97%

Net interest income as a percent of average interest earning assets (1)			3.65%			3.24%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the second quarter of 2009, a provision for loan losses of $3.3 million was required to adequately fund the ALLL compared to a provision of $1.5 million for the second quarter of 2008. The provision for the second quarter resulted from continued losses primarily in the installment loan portfolios due to current economic conditions and trends. Commercial loan charge-offs during the second quarter of 2009 were $262,000, real estate loan charge-offs were $214,000, and installment loans were $1.8 million.
For the six months ended June 30, 2009, the provision for loan losses totaled $6.5 million compared to $2.3 million in the prior year for the same period. Commercial loan charge-offs during the first six months of 2009 were $1.3 million, real estate loan charge-offs were $264,000, and installment loan charge-offs were $3.6 million. During the second quarter of 2009, the Company determined that five recreational vehicle loans were part of a loan fraud perpetrated by a single recreational vehicle dealer. These loans resulted in $1.0 million of the installment loan charge-offs included in the results for the six months ended June 30, 2009.
Non-performing loans at June 30, 2009 increased to $13.5 million or 1.49% of total loans compared to $10.5 million or 1.11% at March 31, 2009, and $7.9 million or 0.89% at December 31, 2008. When compared to non-performing loans at year-end the increase came from each of the commercial, real estate, and installment loan portfolios. Horizon’s non-performing loan statistics, while having increased from the prior quarter, still compare favorably to National1 and State of Indiana2 bank averages for the same ratio as of March 31, 2009 of 2.93% and 3.04%. The increase in the Company’s non-performing loans from the end of both the first quarter of 2009 and the 2008 year-end is not attributed to a single credit or from a specific loan category. The increase can be attributed to the slower economy and continued high unemployment causing lower business revenues and increased consumer bankruptcies. Management believes the total allowance of $12.6 million or 1.40% of total loans is adequate to absorb probable incurred losses contained in the loan portfolios.

[1]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $3 Billion as reported by the Uniform Bank Performance Report as of March 31, 2009

[2]	Indiana peer group: Consists of 22 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of March 31, 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
Non-Interest Income
The following is a summary of changes in non-interest income:

	Three Months Ended		Amount	Percent
	June 30, 2009	June 30, 2008	Change	Change

Non-interest income
Service charges on deposit accounts	$974	$989	$(15)	-1.5%
Wire transfer fees	261	122	139	113.9%
Interchange fees	456	214	242	113.1%
Fiduciary activities	824	1,021	(197)	-19.3%
Gain on sale of loans	1,671	661	1,010	152.8%
Mortgage servicing net of impairment	(32)	29	(61)	-210.3%
Increase in cash surrender value of bank owned life insurance	185	221	(36)	-16.3%
Death benefit on officer life insurance	—	538	(538)	-100.0%
Loss on sale of securities	—	(15)	15	-100.0%
Other income	177	118	59	50.0%

Total non-interest income	$4,516	$3,898	$618	15.9%

The gain on sale of mortgage loans contributed the majority of the increase in non-interest income during the second quarter of 2009. Mortgage refinancing continued to generate high volumes of loan sales during the second quarter and the Company’s mortgage loan division provided customers with the needed service to lower their mortgage interest rates. During the second quarter of 2009, the Company originated approximately $106.1 million of mortgage loans to be sold on the secondary market compared to $36.9 million for the same period last year. Wire transfer fees and interchange fees contributed to the increase in non-interest income due to increased activity. These increases were offset by a decrease in fiduciary activity from less fee income from the Bank’s trust subsidiary, lower mortgage servicing income due to impairment charges in the Company’s mortgage servicing asset, and not replacing the income recorded in the second quarter of 2008 from the death benefit on officer life insurance.

	Six Months Ended		Amount	Percent
	June 30, 2009	June 30, 2008	Change	Change

Non-interest income
Service charges on deposit accounts	$1,908	$1,910	$(2)	-0.1%
Wire transfer fees	508	227	281	123.8%
Interchange fees	844	402	442	110.0%
Fiduciary activities	1,741	1,906	(165)	-8.7%
Gain on sale of loans	3,584	1,465	2,119	144.6%
Mortgage servicing net of impairment	(166)	5	(171)	-3420.0%
Increase in cash surrender value of bank owned life insurance	341	449	(108)	-24.1%
Death benefit on officer life insurance	—	538	(538)	-100.0%
Loss on sale of securities	—	(15)	15	-100.0%
Other income	250	224	26	11.6%

Total non-interest income	$9,010	$7,111	$1,899	26.7%

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
The gain on sale of mortgage loans also contributed to the majority of the increase in non-interest income during the first six months of 2009. During the first half of 2009 the Company originated approximately $206.5 million of mortgage loans to be sold on the secondary market compared to $72.4 million for the same period last year. Wire transfer fees and interchange fees contributed to the increase in non-interest income due to increased activity. These increases were offset by a decrease in fiduciary activity from less fee income from the Bank’s trust subsidiary, lower mortgage servicing income due to impairment charges in the Company’s mortgage servicing asset, the reduction in the increase in the cash surrender value of bank owned life insurance from lower returns on the related assets, and not replacing the income recorded in 2008 from the death benefit on officer life insurance.
Non-Interest Expense
The following is a summary of changes in non-interest expense:

	Three Months Ended		Amount	Percent
	June 30, 2009	June 30, 2008	Change	Change

Non-interest expense
Salaries and employee benefits	$4,894	$4,220	$674	16.0%
Net occupancy expenses	899	918	(19)	-2.1%
Data processing	396	350	46	13.1%
Professional fees	310	291	19	6.5%
Outside services and consultants	351	308	43	14.0%
Loan expense	644	552	92	16.7%
FDIC deposit insurance	1,059	142	917	645.8%
Other losses	82	141	(59)	-41.8%
Other expenses	1,293	1,317	(24)	-1.8%

Total non-interest expense	$9,928	$8,239	$1,689	20.5%

Non-interest expense increased from the second quarter of 2008. Salaries and benefits increased primarily due to commissions paid to the mortgage loan division based on the higher mortgage loan volume. Loan expense was up from the second quarter of the prior year due to the increased volume of loan originations. The Company’s FDIC expense has increased significantly due to higher assessment rates along with the special FDIC assessment of $663,000 that was recorded in the second quarter of 2009. Deposit insurance will remain higher during the year based on the FDIC’s rate increases and the potential of an additional special assessment that may be required to replenish the insurance fund due to failed banks and related financial problems. All other categories of non-interest expense did not have significant changes from the prior year.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009

	Six Months Ended		Amount	Percent
	June 30, 2009	June 30, 2008	Change	Change

Non-interest expense
Salaries and employee benefits	$9,725	$8,495	$1,230	14.5%
Net occupancy expenses	1,931	1,890	41	2.2%
Data processing	775	682	93	13.6%
Professional fees	705	540	165	30.6%
Outside services and consultants	677	612	65	10.6%
Loan expense	1,210	1,010	200	19.8%
FDIC deposit insurance	1,351	258	1,093	423.6%
Other losses	467	242	225	93.0%
Other expenses	2,484	2,537	(53)	-2.1%

Total non-interest expense	$19,325	$16,266	$3,059	18.8%

For the six months ended June 30, 2009, non-interest expense increased compared to the same period last year. Salaries and benefits increased primarily due to commissions paid to the mortgage loan division based on the higher mortgage loan volume. Professional fees were higher compared to last year due to increasing rules and regulations requiring professional assistance from legal and accounting professionals. Also, loan expense was up from the prior year due to the increased volume of loan originations. The Company’s FDIC expense has increased significantly due to higher assessment rates along with the special FDIC assessment of $663,000 that was recorded in the second quarter of 2009. Deposit insurance will remain higher during the year based on the FDIC’s rate increases and the potential of an additional special assessment that may be required to replenish the insurance fund due to failed banks and related financial problems. Other losses for the first half of 2009 included a one-time charge of $100,000 for the deductible paid on a wire transfer fraud totaling $210,000 perpetrated on the bank during the first quarter of 2009 and $229,000 in other real estate owned write-downs. All other categories of non-interest expense did not have significant changes from the prior year.
Income Taxes
Income tax expense for the second quarter of 2009 was $17,000 less than the prior year with $943,000 less in income before income tax. The $538,000 of income received in the second quarter of 2008 from the death benefit on officer life insurance was tax free and reduced taxable income and a tax refund of $116,000 was also received in the second quarter of 2008 reducing tax expense. After considering the impact of these items in the prior year the actual effective tax rate for the second quarter of 2008 was 21.2% compared to 19.4% in 2009.
Tax refunds were received in both six-month periods ending June 30, 2009 and 2008 in the amounts of $100,000 and $116,000. Considering the impact of the $538,000 of income received in the second quarter of 2008 from the death benefit on officer life insurance which was tax free and reduced taxable income and the tax refunds received in both periods, the effective tax rate for the six months ending June 30, 2009 was 21.7% compared to 22.8% in 2008.
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of real estate loans, and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2009
six months ended June 30, 2009, cash and cash equivalents decreased by approximately $19.4 million. The decrease is primarily due to the growth in both investment securities and loans receivable. At June 30, 2009, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank had available approximately $209.2 million in unused credit lines with various money center banks, including the FHLB.
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at June 30, 2009. Stockholders’ equity totaled $107.2 million as of June 30, 2009, compared to $103.4 million as of December 31, 2008. For the three-months ended June 30, 2009, the ratio of average stockholders’ equity to average assets was 7.80% compared to 6.65% for quarter ending December 31, 2008. Horizon’s capital increased during the six months as a result of increased earnings and an improvement in unrealized gain on securities available for sale net of dividends declared and the amortization of unearned compensation.
Horizon declared dividends in the amount of $0.34 per share during the first half of 2009 compared to $0.32 per share for the same period of 2008. The dividend payout ratio (dividends as a percent of net income) was 27.9% and 18.9% for the first six months of 2009 and 2008. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2008.
There have been no other material changes in Horizon’s capital resources from December 31, 2008 to June 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2008 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2008 Annual Report on Form 10-K.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2009, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2009, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Six Months Ended June 30, 3009

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
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Horizon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2008 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2008 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Related to our Business
Our deposit insurance premiums could be substantially higher in the future which will have an adverse effect on our future earnings.
During 2008, there were higher levels of bank failures which dramatically increased the costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Six Months Ended June 30, 3009
On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which will be collected on September 30, 2009. Horizon’s special assessment for this period was $663,000. The FDIC further decided on May 22, 2009 that it could impose a similar assessment for each of the third and fourth quarters of 2009. The latest possible date for imposing additional special assessments under the final rule would be December 31, 2009, with collection on March 30, 2010.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. As a result, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate.
Because of our participation in the TARP Capital Purchase Program, we are subject to various restrictions on dividends, share repurchases and executive compensation.
Horizon is a participant in the Capital Purchase Program, which is a component program of the Troubled Assets Relief Program (“TARP”) established by the United States Department of the Treasury (the “U.S. Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the agreements we entered into as part of the Capital Purchase Program, we are unable to declare dividend payments on our common shares if we are in arrears on the payment of dividends on the Series A Preferred Shares we issued to the U.S. Treasury. Further, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.17 per common share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.
In addition, our ability to repurchase our shares is restricted. The consent of the U.S. Treasury generally is required for us to make any share repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, our common shares may not be repurchased if we are in arrears on the payment of Series A Preferred Share dividends to the U.S. Treasury.
As a recipient of government funding under the Capital Purchase Program, we must also comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and the standards established by the Secretary of the Treasury under the ARRA, for so long as the U.S. Treasury holds any of our securities or upon exercise of the Warrant we issued to the U.S. Treasury as part of the Capital Purchase Program, excluding any period during which the U.S. Treasury holds only the Warrant (the “TARP Period”). On June 15, 2009, the Secretary of the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including Horizon, by promulgating an Interim Final Rule under 31 C.F.R. Part 30 (the “Interim Final Rule”). The ARRA and the Interim Final Rule impose limitations on our executive compensation practices by:
•	Limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year;
•	Prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule;
•	Prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Six Months Ended June 30, 3009
from Horizon or due to a change in control of Horizon, except for payments for services performed or benefits accrued;

•	Requiring Horizon to “clawback” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

•	Prohibiting Horizon from maintaining any employee compensation plan (as defined in the Interim Final Rule) that would encourage the manipulation of our reported earnings to enhance the compensation of any of our employees;
•	Prohibiting Horizon from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Horizon;
•	Prohibiting Horizon from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our next 20 most highly-compensated employees; and
•	Subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our next 20 most highly-compensated employees to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest.
The ARRA and the Interim Final Rule also required that the Horizon Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which we have done.
Although Horizon was already in compliance with many of these standards and limitations prior to its participation in the Capital Purchase Program and the subsequent adoption of the ARRA and the Interim Final Rule, these standards and limitations decrease (in some cases substantially) Horizon’s discretion over certain decisions regarding its dividend practices and how it compensates its executive officers and other employees. The limitations on compensation may have the effect of limiting Horizon’s ability to attract and retain executive officers and other employees which will be detrimental to our long-term success.
The TARP lending goals may not be attainable and may adversely affect our business and asset quality.
Congress and the bank regulators have encouraged recipients of TARP capital, including Horizon, to use such capital to make more loans, and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend (and have been able to expand our lending using the funds we received through the Capital Purchase Program) and to report our lending to the U.S. Treasury. The future demands for additional lending, however, are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operations and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may also be adversely affected by increased FDIC insurance premiums.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Six Months Ended June 30, 3009
Our ability to repurchase the preferred shares issued to the U.S. Treasury (and therefore obtain relief from the limitations and restrictions of TARP and ARRA) is limited.
The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval. Based on recently issued Federal Reserve guidelines, institutions seeking to redeem the preferred stock issued pursuant to the Capital Purchase Program must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s Temporary Liquidity Guarantee Program, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before we can redeem any securities sold to the U.S. Treasury. Therefore, it is uncertain if we will be able to redeem such securities even if we have sufficient financial resources to do so.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company held its Annual Shareholders’ Meeting on May 7, 2009.
(b)	The names of the Directors elected at the Annual Meeting were as follows:

Name	Votes For	Votes Withheld

Robert C. Dabagia	2,484,244	72,563
Lawrence E. Burnell	2,505,160	51,649
Peter L. Pairitz	2,501,234	55,573
Spero W. Valavanis	2,495,711	61,096
(c)	Ratification of BKD, LLP as independent accountants.

Votes for	2,532,164
Votes against	11,038
Votes abstained	13,601
(d)	Advisory vote on executive compensation.

Votes for	2,445,198
Votes against	70,853
Votes abstained	40,755

ITEM 5.	OTHER INFORMATION
Not Applicable

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Six Months Ended June 30, 3009

ITEM 6.	EXHIBITS
     (a) Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Horizon Bancorp (as amended through July 14, 2009)

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of Mark E. Secor

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: August 14, 2009	/s/ Craig M. Dwight Craig M. Dwight
Chief Executive Officer

Dated: August 14, 2009	/s/ Mark E. Secor Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.

Exhibit

3.1	Amended and Restated Bylaws of Horizon Bancorp (as amended through July 14, 2009) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2009)

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.