Form 10-Q
period 2009-09-30
HORIZON BANCORP /IN/
filed 2009-11-12
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,273,881 at November 12, 2009.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30	December 31
	2009	2008
	(Unaudited)

Assets
Cash and due from banks	$10,848	$36,001
Interest-bearing deposits	4,464	2,679
Investment securities, available for sale	333,031	301,638
Investment securities, held to maturity	15,661	1,630
Loans held for sale	6,119	5,955
Loans, net of allowance for loan losses of $13,924 and $11,410	861,785	870,557
Premises and equipment	29,972	28,280
Federal Reserve and Federal Home Loan Bank stock	13,225	12,625
Goodwill	5,787	5,787
Other intangible assets	1,521	1,751
Interest receivable	6,222	5,708
Cash value life insurance	22,966	22,451
Other assets	9,623	11,795

Total assets	$1,321,224	$1,306,857

Liabilities
Deposits
Non-interest bearing	$87,725	$83,642
Interest bearing	770,272	757,527

Total deposits	857,997	841,169
Borrowings	311,884	324,383
Subordinated debentures	27,837	27,837
Interest payable	1,304	1,910
Other liabilities	8,369	8,208

Total liabilities	1,207,391	1,203,507

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value
Authorized, 1,000,000 shares
Issued 25,000 shares
Common stock, $.2222 stated value	24,267	24,154
Authorized, 22,500,000 shares
Issued, 3,271,631 and 3,254,482 shares	1,118	1,114
Additional paid-in capital	9,974	9,650
Retained earnings	72,255	67,804
Accumulated other comprehensive income	6,219	628

Total stockholders’ equity	113,833	103,350

Total liabilities and stockholders’ equity	$1,321,224	$1,306,857

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$13,797	$14,202	$43,793	$43,763
Investment securities
Taxable	2,673	2,172	8,333	6,934
Tax exempt	1,015	791	2,882	2,490

Total interest income	17,485	17,165	55,008	53,187

Interest Expense
Deposits	3,528	4,261	11,517	15,552
Borrowed funds	2,897	3,108	9,011	8,782
Subordinated debentures	341	393	1,082	1,192

Total interest expense	6,766	7,762	21,610	25,526

Net Interest Income	10,719	9,403	33,398	27,661
Provision for loan losses	3,416	3,137	9,903	5,405

Net Interest Income after Provision for Loan Losses	7,303	6,266	23,495	22,256

Other Income
Service charges on deposit accounts	972	1,065	2,880	2,975
Wire transfer fees	201	155	709	382
Interchange fees	514	216	1,358	618
Fiduciary activities	745	911	2,486	2,817
Gain (loss) on sale of securities	422	—	422	(15)
Gain on sale of mortgage loans	1,277	657	4,861	2,122
Mortgage servicing net of impairment	35	3	(131)	8
Increase in cash surrender value of bank owned life insurance	206	252	547	701
Death benefit on officer life insurance	—	—	—	538
Other income	170	92	420	316

Total other income	4,542	3,351	13,552	10,462

Other Expenses
Salaries and employee benefits	4,539	4,203	14,264	12,698
Net occupancy expenses	941	944	2,872	2,834
Data processing	419	391	1,194	1,073
Professional fees	316	263	1,021	803
Outside services and consultants	366	328	1,043	940
Loan expense	631	593	1,841	1,603
FDIC insurance expense	400	146	1,751	404
Other (gains) losses	(25)	25	442	267
Other Expenses	1,342	1,390	3,826	3,927

Total other expenses	8,929	8,283	28,254	24,549

Income Before Income Tax	2,916	1,334	8,793	8,169
Income tax expense	559	2	1,737	1,319

Net Income	2,357	1,332	7,056	6,850
Preferred stock dividend and discount accretion	(351)	—	(1,051)	—

Net Income Available to Common Shareholders	$2,006	$1,332	$6,005	$6,850

Basic Earnings Per Share	$0.62	$0.42	$1.86	$2.14
Diluted Earnings Per Share	$0.61	$0.41	$1.84	$2.11
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income	Total

Balances, December 31, 2008	$24,154	$1,114	$9,650		$67,804	$628	$103,350
Net income				$7,056	7,056		7,056
Amortization of discount on preferred stock	113				(113)		—
Other comprehensive income (loss), net of tax:
Unrealized gain on securities				5,523		5,523	5,523
Unrealized gain on derivative instruments				68		68	68

Comprehensive income				$12,647

Amortization of unearned compensation			147				147
Issuance of restricted shares		3	101				104
Exercise of stock options		1	31				32
Tax benefit related to stock options			16				16
Stock option expense			29				29
Cash dividends on preferred stock (5.00%)					(1,051)		(1,051)
Cash dividends on common stock ($.51 per share)					(1,441)		(1,441)

Balances, September 30, 2009	$24,267	$1,118	$9,974		$72,255	$6,219	$113,833

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2009	2008
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$7,056	$6,850
Items not requiring (providing) cash
Provision for loan losses	9,903	5,405
Depreciation and amortization	1,733	1,743
Share based compensation	29	28
Mortgage servicing rights impairment	124	5
Deferred income tax	(576)	(555)
Premium amortization on securities available for sale, net	491	239
(Gain) loss on sale of investment securities	(422)	15
Gain on sale of mortgage loans	(4,861)	(1,929)
Proceeds from sales of loans	270,354	108,659
Loans originated for sale	(267,847)	(103,152)
Increase in cash surrender value of life insurance	(515)	104
Loss on sale of other real estate owned	13	—
Net change in
Interest receivable	(514)	379
Interest payable	(606)	(490)
Other assets	961	(1,479)
Other liabilities	247	472

Net cash provided by operating activities	15,570	16,294

Investing Activities
Net change in interest-bearing deposits	(1,785)	(937)
Purchases of securities available for sale	(89,034)	(38,751)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	66,068	41,487
Purchase of securities held to maturity	(14,031)	(815)
Proceeds from maturities of securities held to maturity	—	85
Purchases of FRB Stock	(600)	—
Net change in loans	(9,115)	(10,822)
Proceeds on sale of OREO and repossessed assets	8,833	—
Recoveries on loans previously charged-off	—	799
Purchases of premises and equipment	(3,048)	(3,141)
Proceeds from sale of loans transferred to held for sale	—	37,695
Gain on sale of loans transferred to held for sale	—	(193)

Net cash provided by (used in) investing activities	(42,712)	25,407

Financing Activities
Net change in
Deposits	16,828	(144,242)
Borrowings	(12,499)	69,590
Proceeds from issuance of stock	136	35
Tax benefit from issuance of stock	16	8
Dividends paid on preferred shares	(1,051)	—
Dividends paid on common shares	(1,441)	(1,593)

Net cash provided by (used in) financing activities	1,989	(76,202)

Net Change in Cash and Cash Equivalent	(25,153)	(34,501)
Cash and Cash Equivalents, Beginning of Period	36,001	55,029

Cash and Cash Equivalents, End of Period	$10,848	$20,528

Additional Cash Flows Information
Interest paid	$22,216	$26,016
Income taxes paid	2,005	1,405
Transfer of loans to other real estate owned	7,578	1,223
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2009 and September 30, 2008 are not necessarily indicative of the operating results for the full year of 2009 or 2008. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(Unauditied)	(Unauditied)	(Unauditied)	(Unauditied)

Basic earnings per share
Net income	$2,357	$1,332	$7,056	$6,850
Less: Preferred stock dividends and accretion of discount	351	—	1,051	—

Net income available to common shareholders	$2,006	$1,332	$6,005	$6,850

Weighted average common shares outstanding	3,245,505	3,209,482	3,221,622	3,208,362

Basic earnings per share	$0.62	$0.42	$1.86	$2.14

Diluted earnings per share
Net income available to common shareholders	$2,006	$1,332	$6,005	$6,850

Weighted average common shares outstanding	3,245,505	3,209,482	3,221,622	3,208,362
Effect of dilutive securities:
Restricted stock	20,572	34,257	41,895	26,903
Stock options	7,665	11,670	6,637	10,943

Weighted average shares outstanding	3,273,742	3,255,409	3,270,154	3,246,208

Diluted earnings per share	$0.61	$0.41	$1.84	$2.11

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
At September 30, 2009 and 2008 there were 30,800 shares and 28,000 shares that were not included in the computation of diluted earnings per share because they were non-dilutive. Warrants to purchase 212,104 shares at September 30, 2009 were not included in the computation of diluted earnings per share because the effect would be non-dilutive.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2008 Annual Report on Form 10-K.
Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements to be comparable to 2009. These reclassifications had no effect on net income.
Note 2 — Securities
The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009 (Unaudited)	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$19,722	$571	$—	$20,293
State and municipal	96,371	4,585	(233)	100,723
Federal agency collateralized mortgage obligations	49,608	625	(299)	49,934
Federal agency mortgage-backed pools	156,300	5,328	(1)	161,627
Corporate notes	710	6	(262)	454

Total available for sale investment securities	$322,711	$11,115	$(795)	$333,031

Held to maturity, State and Municipal	$15,661	$4	$(1)	$15,664

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$23,661	$1,253	$—	$24,914
State and municipal	88,282	804	(2,101)	86,985
Federal agency collateralized mortgage obligations	13,063	223	(335)	12,951
Federal agency mortgage-backed pools	174,227	2,374	(212)	176,389
Corporate notes	587	—	(188)	399

Total available for sale investment securities	$299,820	$4,654	$(2,836)	$301,638

Held to maturity, State and Municipal	$1,630	$4	$—	$1,634

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
temporary impairment is identified. At September 30, 2009, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate increases and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments or the Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2009.
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
	(Unaudited)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Within one year	$2,642	$2,696	$1,182	$1,190
One to five years	21,067	21,815	10,569	10,926
Five to ten years	37,779	39,192	28,701	28,664
After ten years	55,315	57,767	72,078	71,518

	116,803	121,470	112,530	112,298
Federal agency collateralized mortgage obligations	49,608	49,934	13,063	12,951
Federal agency mortgage-backed pools	156,300	161,627	174,227	176,389

Total available for sale investment securities	$322,711	$333,031	$299,820	$301,638

Held to maturity
Within one year	$15,371	$15,372	$90	$91
One to five years	290	292	1,540	1,543

Total held to maturity investment securities	$15,661	$15,664	$1,630	$1,634

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009 (Unaudited)	Value	Losses	Value	Losses	Value	Losses

State and municipal	$2,416	$(33)	$3,430	$(201)	$5,846	$(234)
Federal agency collateralized mortgage obligations	5,745	(163)	3,104	(136)	8,849	(299)
Federal agency mortgage-backed pools	—	—	44	(1)	44	(1)
Corporate notes	—	—	325	(262)	325	(262)

Total temporarily impaired securities	$8,161	$(196)	$6,903	$(600)	$15,064	$(796)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

State and municipal	$47,215	$(1,973)	$2,342	$(128)	$49,557	$(2,101)
Federal agency collateralized mortgage obligations	4,026	(335)	—	—	4,026	(335)
Federal agency mortgage-backed pools	24,753	(161)	6,145	(51)	30,898	(212)
Corporate notes	399	(188)	—	—	399	(188)

Total temporarily impaired securities	$76,393	$(2,657)	$8,487	$(179)	$84,880	$(2,836)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three months ended September 30
	2009	2008

Sales of securities available for sale (Unaudited)
Proceeds	$12,880	$—
Gross gains	422	—
Gross losses	—	—

	Nine months ended September 30
	2009	2008

Sales of securities available for sale (Unaudited)
Proceeds	$12,880	$30
Gross gains	422	—
Gross losses	—	(15)

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 — Loans

	September 30, 2009	December 31
	(Unaudited)	2008

Commercial	$312,573	$310,842
Residential mortgage	142,568	167,766
Mortgage warehouse	145,270	123,287
Installment	275,299	280,072

	875,709	881,967
Allowance for loan losses	(13,924)	(11,410)

Total loans	$861,785	$870,557

Note 4 — Allowance for Loan Losses

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

Balances, beginning of period	$11,410	$9,791
Provision for losses	9,903	5,405
Recoveries on loans	952	799
Loans charged off	(8,341)	(5,470)

Balances, end of period	$13,924	$10,525

Note 5 — Non-performing Assets

	September 30, 2009	December 31
	(Unaudited)	2008

Non-performing loans
Commercial	$9,235	$5,167
Residential mortgage	4,926	1,904
Mortgage warehouse	—	—
Installment	2,312	792

Total non-performing loans	16,473	7,863

Other real estate owned and repossessed collateral
Commercial	—	—
Residential mortgage	1,671	2,874
Mortgage warehouse	—	—
Installment	142	207

Total other real estate owned and repossessed collateral	1,813	3,081

Total non-performing assets	$18,286	$10,944

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 6 — Derivative financial instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.38% on a notional amount of $22.0 million at September 30, 2009. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2009 the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2009 the Company’s fair value hedges were effective and are not expected to have a significant impact the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $25.7 million at September 30, 2009.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2009 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	September 30, 2009		September 30, 2009
	(Unaudited)		(Unaudited)
Derivatives designated as
hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Loans	$1,287	Other liabilities	$1,287
Interest rate contracts		—	Other liabilities	746

Total derivatives designated as hedging instruments		1,287		2,033

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	366	Other liabilities	(42)

Total derivatives not designated as hedging instruments		366		(42)

Total derivatives		$1,653		$1,991

The effect of the derivative instruments on the consolidated statement of income for the three and nine-month periods ended is as follows:

	Amount of Gain Recognized in Other
	Comprehensive Income on Derivative
	(Effective Portion)
	Three Months Ended	Nine Months Ended
Derivative in cash flow hedging	September 30, 2009	September 30, 2009
relationship	(Unaudited)	(Unaudited)

Interest rate contracts	$(564)	$68

Total	$(564)	$68

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
FASB Accounting Standards Codification (“ASC”) Topic 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820-10-55 establishes a fair value hierarchy that emphasizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

		Amount of Gain (Loss) Recognized
		on Derivative
		Three Months	Nine Months
Derivative in		Ended Sept. 30,	Ended Sept 30,
fair value hedging	Location of Gain (Loss)	2009	2009
relationship	Recognized on Derivative	(Unaudited)	(Unaudited)

Interest rate contracts	Interest income — loans	$1,847	$(419)
Interest rate contracts	Interest income — loans	(1,847)	419

Total		$—	$—

		Amount of Gain (Loss) Recognized
		on Derivative
		Three Months	Nine Months
		Ended Sept 30,	Ended Sept 30,
Derivative in	Location of Gain (Loss)	2009	2009
fair value hedging	Recognized on Derivative	(Unaudited)	(Unaudited)

Mortgage contracts	Other income — gain on sale of loans	$553	$177

Total		$553	$177

Note 7 — Disclosures about fair value of assets and liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:

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
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include, U.S. Treasury and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage-backed pools, and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2009 (Unaudited)
Available-for-sale securities
U.S. Treasury and federal agencies	$20,293	$—	$20,293	$—
State and municipal	100,723	—	100,723	—
Federal agency collateralized mortgage obligations	49,934	—	49,934	—
Federal agency mortgage-backed pools	161,627	—	161,627	—
Corporate notes	454	—	454	—

Total available-for-sale securities	333,031	—	333,031	—

Hedged loans	26,971	—	—	26,971
Forward sale commitments	366	—	—	366
Interest rate swap agreements	(2,033)	—	—	(2,033)
Commitments to originate loans	42	—	—	42

December 31, 2008
Available-for-sale securities	$301,638	$—	$301,638	$—
Hedged loans	25,033	—	—	25,033
Forward sale commitments	670	—	—	670
Interest rate swap agreements	(2,557)	—	—	(2,557)
Commitments to originate loans	(438)	—	—	(438)

September 30, 2008 (Unaudited)
Available-for-sale securities	$230,107	$1,418	$228,689	$—
Hedged loans	18,814	—	—	18,814
Interest rate swap agreements	(35)	—	—	(35)

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (Unaudited):

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2008	$25,033	$670	$(2,557)	$(438)
Total realized and unrealized gains and losses
Included in net income	24	(226)	(24)	258
Included in other comprehensive income, gross	—	—	(73)	—
Purchases, issuances, and settlements	2,901	—	—	—
Principal payments	(167)	—	—	—

Ending balance March 31, 2009	27,791	444	(2,654)	(180)

Total realized and unrealized gains and losses
Included in net income	(584)	(214)	584	37
Included in other comprehensive income, gross	—	—	194	—
Principal payments	(190)	—	—	—

Ending balance June 30, 2009	27,017	230	(1,876)	(143)

Total realized and unrealized gains and losses
Included in net income	141	136	(141)	185
Included in other comprehensive income, gross	—	—	(16)	—
Principal payments	(187)	—	—	—

Ending balance September 30, 2009	$26,971	$366	$(2,033)	$42

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2007	$—	$—	$—	$—
Total realized and unrealized gains and losses
Included in net income	195	—	(195)	—
Included in other comprehensive income, gross	—	—	(584)	—
Purchases, issuances, and settlements	11,437	—	—	—
Principal payments	(31)	—	—	—

Ending balance March 31, 2008	11,601	—	(779)	—

Total realized and unrealized gains and losses
Included in net income	(436)	—	436	—
Included in other comprehensive income, gross	—	—	601	—
Purchases, issuances, and settlements	5,166	—	—	—
Principal payments	(62)	—	—	—

Ending balance June 30, 2008	16,269	—	258	—

Total realized and unrealized gains and losses
Included in net income	198	—	(198)	—
Included in other comprehensive income, gross	—	—	(95)	—
Purchases, issuances, and settlements	2,506	—	—	—
Principal payments	(159)	—	—	—

Ending balance September 30, 2008	$18,814	$—	$(35)	$—

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows (Unaudited):

	Nine Months Ended September 30
Non Interest Income	2009	2008

Total gains and losses from:
Hedged loans	$(419)	$(43)
Fair value interest rate swap agreements	419	43
Derivative loan commitments	177	—

	$177	$—

Certain other assets are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2009 (Unaudited)
Impaired and non-accrual loans	$11,276	$—	$—	$11,276
Other real estate owned	1,671	—	—	1,671

December 31, 2008
Impaired and non-accrual loans	$4,685	$—	$—	$4,685
Other real estate owned	2,874	—	—	2,874
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon’s significant financial instruments at September 30, 3009 and December 31, 2008. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Cash Equivalents — The carrying amounts approximate fair value.
Interest-Bearing Deposits — The carrying amounts approximate fair value.
Held-to-Maturity Securities — For debt securities held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of Horizon’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	(Unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$10,848	$10,848	$36,001	$36,001
Interest-bearing deposits	4,464	4,464	2,679	2,679
Investment securities available for sale	333,031	333,031	301,638	301,638
Investment securities held to maturity	15,661	15,664	1,630	1,634
Loans held for sale	6,119	6,119	5,955	5,955
Loans, net	861,785	878,960	870,557	870,329
Stock in FHLB and FRB	13,225	13,225	12,625	12,625
Interest receivable	6,222	6,222	5,708	5,708

Liabilities
Non-interest bearing deposits	$87,725	$87,725	$83,642	$83,642
Interest-bearing deposits	770,272	759,740	757,527	739,867
Borrowings	311,884	333,203	324,383	334,616
Subordinated debentures	27,837	28,154	27,837	28,867
Interest payable	1,304	1,304	1,910	1,910
Note 9 — Other Comprehensive Income

	September 30, 2009	December 31, 2008
	(Unaudited)

Unrealized gains (losses) on securities:
Unrealized holding gains arising during the year	$9,627	$1,706
Less: reclassification adjustment for gains (losses) realized in net income	422	(15)

	9,205	1,721
Unrealized gain (loss) on derivative instruments	113	(851)

Net unrealized gains	9,318	870
Tax expense	(3,727)	(305)

Other comprehensive income	$5,591	$565

The components of accumulated other comprehensive income included in capital are as follows:

	September 30, 2009	December 31, 2008

Unrealized holding gain on securities available for sale	$6,704	$1,181
Unrealized loss on derivative instruments	(485)	(553)

Total other comprehensive income	$6,219	$628

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 10 — Subsequent Events
Subsequent events have been evaluated through November 12, 2009 which is the date the financial statements were issued.
Note 11 — Future accounting matters
Financial Accounting Standards Board (FASB)
Accounting Standards Update (ASU) No. 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share
In September 2009, this ASU was issued and permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date. The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Horizon is currently assessing the impact of the ASU on our financial condition, results of operations, and disclosures.
ASU No. 2009-05, Measuring Liabilities at Fair Value codified in “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”
In August 2009, this ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. Horizon is currently assessing the impact of the on our financial condition, results of operations, and disclosures.
ASU 2009-01 (formerly SFAS No. 168), Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
ASU 2009-01 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU 2009-01 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Horizon has made the appropriate changes to GAAP references in our financial statements.
FASB ASC 810-10 (formerly SFAS No. 167), Amendments to FASB Interpretation No. 46(R)
In June 2009, the FASB issued SFAS 167 which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Horizon is currently assessing the impact of SFAS 167 on our financial condition, results of operations, and disclosures.
FASB ASC topic 860 (formerly SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140
SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective as

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
of the beginning of the first annual reporting period that begins after November 15, 2009. Horizon is currently assessing the impact of SFAS 166 on our financial condition, results of operations, and disclosures.
Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), Subsequent Events
In May 2009, the FASB issued ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. Horizon adopted the provisions of ASC 855 and this change is reflected in Note 10 - Subsequent Events.
ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued ASC 825 which requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. ASC 825 is effective for interim and annual financial periods ending after June 15, 2009. Horizon adopted the provisions of ASC 825 on April 1, 2009 and the impact on our disclosures is more fully discussed in Note 8.
ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment
In April 2009, the FASB issued ASC 320 which (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. ASC 320 is effective for interim and annual periods ending after June 15, 2009. Horizon adopted the provisions of ASC 320 on April 1, 2009. Details related to the adoption of ASC 320 and the impact on our disclosures are more fully discussed in Note 2.
Earnings Per Share (EPS): (formerly FSP EITF 03-6-1), Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities.
In June 2008, the FASB issued ASC 260 which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. ASC 260 also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The provisions of ASC 260 did not have a material impact on our EPS calculation.
ASC 815 (formerly Statement No. 161), Disclosures About Derivative Instruments and Hedging Activities.
In March 2008, the FASB issued ASC 815 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 is effective for fiscal years beginning after November 15, 2008. Horizon adopted the provisions of ASC 815 on January 1, 2009. The required disclosures are included in Note 6.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward–Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or “Company”) and Horizon Bank, N.A. (Bank). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Horizon’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on Horizon’s future activities and operating results include, but are not limited to:
•	Credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	Market risk: the risk that changes in market rates and prices will adversely affect the Company’s financial condition or results of operation;

•	Liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs;

•	Operational risk: the risk of loss resulting from fraud, inadequate or failed internal processes, people and systems, or external events;

•	Economic risk: the risk that the economy in the Company’s markets could decline further resulting in increased unemployment, decreased real estate values and increased loan charge-offs; and

•	Compliance risk: the risk of additional action by Horizon’s regulators or additional regulation could hinder the Company’s ability to do business profitably.
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
Horizon continues to operate in a challenging and uncertain economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan unemployment rates have increased over the last year. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. Like numerous other parts of the country, Northwest Indiana and Southwest Michigan are experiencing a rise in mortgage delinquencies and bankruptcy filings as a result of increased unemployment rates. Despite these economic factors, Horizon continues to post positive results through the first nine months of 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
Following are some highlights of Horizons financial performance through the third quarter of 2009:
•	Horizon’s year-to-date net income for the first nine months of 2009 was $7.1 million, which exceeds last year’s net income for the same time period of $6.9 million.

•	Horizon’s third quarter 2009 net income was $2.4 million or $0.61 diluted earnings per share.

•	Net interest margin for the third quarter increased compared to the prior quarter.

•	Horizon continued to experience strong residential mortgage loan volume through the third quarter.

•	Horizon’s quarterly provision to the allowance for loan loss increased by approximately $125,000 from the second quarter of 2009 increasing the allowance for loan losses to total loans to 1.58%.

•	Horizon’s balance of Other Real Estate Owned of $1.7 million at September 30, 2009 was at its lowest level since September 30, 2008.

•	Horizon’s non-performing loans increased by $3.0 million from June 30, 2009 to September 30, 2009.

•	Horizon’s net loan charge-offs for the third quarter decreased from the previous two quarters.

•	Horizon’s non-performing loans to total loans ratio as of September 30, 2009 was 1.87%, which compares favorably to National and State of Indiana peer averages.[1]

•	Horizon’s capital ratios continue to be above the regulatory standards for well-capitalized banks.
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

[1]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $3 Billion as reported by the Uniform Bank Performance Report as of June 30, 2009. Indiana peer group: Consists of 18 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of June 30, 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2009, Horizon had core deposit intangibles of $1.5 million subject to amortization and $5.8 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2009 was $17.10 per share compared to a book value of $27.46 per common share. Horizon reported record earnings for the ninth consecutive year in 2008 and has continued to report strong earnings through the first nine months of 2009 and believes the decline in market price relates to an overall decline in the financial industry sector and is not specific to Horizon. Horizon engaged a third party to perform an impairment test of its goodwill in 2008. The evaluation included three approaches: 1) income approach using a discounted cash flow based on earnings capacity, 2) price to earnings multiples and 3) price to book value ratios. Approaches two and three use median results from 17 bank sale transactions that occurred during 2007 and 2008. The selling banks ranged in size from $763.0 million to $2.1 billion. The impairment test was performed as of November 30, 2008 and provided support that no impairment to the Company’s goodwill was required based on its results.
Due to the evaluation being done as of November 30, 2008, the financial results for December 2008 were anticipated and included as part of this analysis. An additional $20 million of capital was injected into Horizon Bank by the holding company but the calculated fair value of Horizon Bank was still well above its book value. There were no significant changes in the Company’s stock price, book value, or earnings as of September 30, 2009 that would change the results of the evaluation completed at the end of 2008. Horizon has concluded that, based on its own internal evaluation and the independent impairment test conducted by a third party, the recorded value of goodwill is not impaired.
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
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
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
Horizon’s accounting policies related to derivatives reflect the guidance in FASB ASC 815-10. Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). For fair value hedges, the cumulative change in fair value of both the hedge instruments and the underlying loans is recorded in non-interest income. For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated income statement in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, Horizon establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of income. Horizon excludes the time value expiration of the hedge when measuring ineffectiveness.
Valuation Measurements
Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, as defined in FASB ASC 820, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other post-retirement benefit obligations. To determine the values of these assets and liabilities, as well as the

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
extent, to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
Financial Condition
On September 30, 2009, Horizon’s total assets were $1.3 billion, an increase of $14.4 million from December 31, 2008 but a decrease of $22.1 million from June 30, 2009 and a decrease of $121.6 million from March 31, 2009. Due to the economic environment the financial institution industry was experiencing at the beginning of 2009, management determined it would be prudent to maintain higher liquidity levels. During that same time the Company’s mortgage warehouse business line was experiencing significant growth due to the increase in mortgage loan refinancing activity, and this also created a need for additional liquidity. Management put into place several successful strategies during the first quarter of 2009 to generate the additional liquidity. As a result, the Company maintained excess cash and cash equivalents at the end of the first quarter and throughout most of the second quarter of 2009. A significant portion of that additional liquidity was generated from municipal money market deposits. This funding was designed to match the growth of assets in the mortgage warehouse business line and provide additional liquidity without utilizing asset based collateral borrowings or federal fund lines. During the second and third quarters the additional funding from the municipal money market accounts was moved out of the Bank and cash and cash equivalents and the municipal money market accounts were back to more historic levels. The Bank does not anticipate a need to maintain the level of excess liquidity during the fourth quarter as it did in the first half of the year.
Investment securities increased by approximately $45.4 million compared to the end of 2008. This growth was partially a continuation from the fourth quarter of 2008 as additional investment securities were purchased to leverage the capital raised through the U.S. Department of Treasury’s Capital Purchase Program which is part of the Economic Emergency Stabilization Act approved by Congress. The increase in investment securities held to maturity was primarily from local municipal tax anticipation warrants.
Investment securities were comprised of the following as of:

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
Investment securities	Cost	Value	Cost	Value

Available for sale
U.S. Treasury and federal agencies	$19,722	$20,293	$23,661	$24,914
State and municipal	96,371	100,723	88,282	86,985
Federal agency collateralized mtg. obligations	49,608	49,934	13,063	12,951
Federal agency mortgage-backed pools	156,300	161,627	174,227	176,389
Corporate notes	710	454	587	399

Total available for sale	322,711	333,031	299,820	301,638

Total held to maturity, state and municipal	15,661	15,664	1,630	1,634

Total investment securities	$338,372	$348,695	$301,450	$303,272

Net loans decreased $8.8 million since December 31, 2008. This decrease was the result of the reduction in both residential mortgage and installment loans as the loans originated for the portfolios were outpaced by the reduction in the existing loan balances. A portion of the this reduction was offset by an increase in the Company’s mortgage warehouse business line as its customers utilized their warehouse lines to fund residential mortgage refinancing activity.
Total deposits increased $16.8 million during the first nine months of 2009 and as indicated above, increased $9.8 million since June 30, 2009 and decreased $119.5 million since March 31, 2009. The decrease in deposits

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
since March 31, 2009 was primarily the result of reducing the additional funding that was generated during the first quarter of 2009 from the municipal money market accounts. The increase in deposits since December 31, 2008 was the result of increased transaction account deposits and brokered certificates of deposit partially offset by a decrease in public money market and consumer certificates of deposit. The Company has added $42.6 million of long-term brokered certificates of deposit during the first nine months of 2009 to help in extending the duration of deposits. The total of brokered deposits at September 30, 2009 was $93.2 million with a range of original terms of 20 months to 84 months with an average remaining life of 29 month and at an average cost of 3.57%.
The Company’s borrowings have decreased $12.5 million since December 31, 2008. The decrease in borrowings since the end of 2008 was primarily in FHLB advances. As FHLB advances have matured the Company has determined not to take additional advances and used long-term brokered certificates of deposit to replace any required long-term debt. This generates additional liquidity by not using available collateral to secure the borrowings. FHLB advances have decreased $34.7 million during 2009. To partially offset the reduction in FHLB advances at September 30, 2009, there was a $20.0 million short-term borrowing from the Company’s federal fund lines.
Stockholders’ equity totaled $113.8 million at September 30, 2009 compared to $103.4 million at December 31, 2008. The increase in stockholders’ equity during the period was the result of generating net income and an increase in the market value of investment securities available for sale, reduced by dividends declared. At September 30, 2009, the ratio of average stockholders’ equity to average assets was 8.53% compared to 6.65% at December 31, 2008. Book value per common share at September 30, 2009 increased to $27.46 compared to $24.68 at December 31, 2008.
Results of Operations
Overview
Consolidated net income for the three-month period ended September 30, 2009 was $2.4 million, an increase of 77.0% from the $1.3 million for the same period in 2008. Earnings per common share for the three months ended September 30, 2009 increased to $0.62 basic and $0.61 diluted, compared to $0.42 basic and $0.41 diluted for the same three-month period in 2008. Diluted earnings per share were reduced by $0.11 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which is not available to common stockholders. The preferred stock was issued in the fourth quarter of 2008 and therefore did not affect the third quarter of 2008.
Consolidated net income for the nine-month period ended September 30, 2009 was $7.1 million, an increase of 3.0% from the $6.9 million for the same period in 2008. However, earnings per common share for the nine months ended September 30, 2009 decreased to $1.86 basic and $1.84 diluted, compared to $2.14 basic and $2.11 diluted for the same nine-month period in 2008. Diluted earnings per share were reduced in 2009 by $0.32 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which is not available to common stockholders.
Net Interest Income
The largest component of net income is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on deposits and borrowings. Changes in the net interest income are the result of changes in volume and the net interest spread which affects the net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.
The reduction in interest rates during 2009 has influenced the cost of the Company’s interest bearing liabilities more significantly than the reduction in yields received on the Company’s interest earning assets, resulting in an increase of the net interest margin for both the three and nine month periods ending September 30, 2009. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.
Net interest income during the three months ended September 30, 2009 was $10.7 million, an increase of $1.3 million or 14.0% over the $9.4 million earned during the same period in 2008. Yields on the Company’s interest-earning assets decreased by 42 basis points to 5.83% for the three months ended September 30, 2009, from 6.25% for the same period in 2008. Interest income increased $320,000 from $17.2 million for the three months ended September 30, 2008 to $17.5 million for the same period in 2009. This increase was due to the increased volume of interest earning assets partially offset by the decrease in the yield on interest earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $330.5 million out of the $476.7 million of the Company’s adjustable rate loans.
Rates paid on interest-bearing liabilities decreased by 60 basis points during the same period due to the lower interest rate environment. Interest expense decreased $1.0 million from $7.8 million for the three-months ended September 30, 2008 to $6.8 million for the same period in 2009. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 19 basis points from 3.45% for the three months ended September 30, 2008 to 3.64% for the same period in 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$10,711	$7	0.26%	$2,773	$9	1.29%
Interest-earning deposits	7,783	—	0.00%	1,691	8	1.88%
Investment securities — taxable	248,165	2,666	4.26%	173,217	2,155	4.95%
Investment securities — non-taxable (1)	102,286	1,015	5.97%	78,712	791	4.70%
Loans receivable (2)	857,801	13,797	6.39%	845,391	14,202	6.69%

Total interest-earning assets (1)	1,226,746	17,485	5.83%	1,101,784	17,165	6.25%

Noninterest-earning assets
Cash and due from banks	15,277			17,483
Allowance for loan losses	(12,513)			(9,788)
Other assets	77,734			70,996

	$1,307,244			$1,180,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$756,567	$3,528	1.85%	$691,900	$4,261	2.45%
Borrowings	317,224	2,897	3.62%	296,844	3,108	4.17%
Subordinated debentures	27,837	341	4.86%	27,837	393	5.62%

Total interest-bearing liabilities	1,101,628	6,766	2.44%	1,016,581	7,762	3.04%

Noninterest-bearing liabilities
Demand deposits	84,897			80,762
Accrued interest payable and other liabilities	9,238			7,105
Shareholders’ equity	111,481			76,027

	$1,307,244			$1,180,475

Net interest income/spread		$10,719	3.39%		$9,403	3.21%

Net interest income as a percent of average interest earning assets (1)			3.64%			3.45%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
Net interest income during the nine months ended September 30, 2009 was $33.4 million, an increase of $5.7 million or 20.7% over the $27.7 million earned during the same period in 2008. Yields on the Company’s interest-earning assets decreased by 41 basis points to 5.91% for the nine months ended September 30, 2009 from 6.32% for the same period in 2008. Interest income increased $1.8 million from $53.2 million for the nine months ended September 30, 2008 to $55.0 million for the same period in 2009. This increase was due to the increased volume in interest earning assets partially offset by the decrease in the yield on interest earning assets.
Rates paid on interest-bearing liabilities decreased by 74 basis points during the same period due to the lower interest rate environment. Interest expense decreased $3.9 million from $25.5 million for the nine-months ended September 30, 2008 to $21.6 million for the same period in 2009. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 33 basis points from 3.31% for the nine months ended September 30, 2008 to 3.64% for the same period in 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
The following are the average balance sheets for the nine months ending:

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$27,647	$9	0.04%	$20,207	$434	2.87%
Interest-earning deposits	6,979	54	1.03%	6,816	140	2.74%
Investment securities — taxable	247,168	8,270	4.47%	174,293	6,360	4.87%
Investment securities — non-taxable (1)	94,473	2,882	5.91%	80,811	2,490	4.84%
Loans receivable (2)	898,876	43,793	6.52%	851,673	43,763	6.87%

Total interest-earning assets (1)	1,275,143	55,008	5.91%	1,133,800	53,187	6.32%

Noninterest-earning assets
Cash and due from banks	15,370			17,365
Allowance for loan losses	(11,742)			(9,712)
Other assets	76,613			69,000

	$1,355,384			$1,210,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$797,523	$11,517	1.93%	$747,171	$15,552	2.78%
Borrowings	328,763	9,011	3.66%	275,848	8,782	4.25%
Subordinated debentures	27,837	1,082	5.20%	27,837	1,192	5.72%

Total interest-bearing liabilities	1,154,123	21,610	2.50%	1,050,856	25,526	3.24%

Noninterest-bearing liabilities
Demand deposits	82,548			76,940
Accrued interest payable and other liabilities	9,180			7,211
Shareholders’ equity	109,533			75,446

	$1,355,384			$1,210,453

Net interest income/spread		$33,398	3.41%		$27,661	3.08%

Net interest income as a percent of average interest earning assets (1)			3.64%			3.31%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the third quarter of 2009, a provision for loan losses of $3.4 million was required to adequately fund the ALLL compared to a provision of $3.1 million for the third quarter of 2008. The provision for the current quarter resulted from continued losses primarily in the installment loan portfolios due to current economic conditions and trends and the need for additional specific reserves due to the increase in non-performing loans. Commercial loan net charge-offs during the third quarter of 2009 were $530,000, residential mortgage loan net charge-offs were $22,000, and installment loans net charge-offs were $1.6 million.
For the nine months ended September 30, 2009, the provision for loan losses totaled $9.9 million compared to $5.4 million in the prior year for the same period. Commercial loan net charge-offs during the first nine months of 2009 were $1.9 million, residential mortgage loan net charge-offs were $286,000, and installment loan net charge-offs were $5.2 million. During the second quarter the Company determined that five recreational vehicle loans were part of a loan fraud perpetrated by a single recreational vehicle dealer. These loans resulted in $1.4 million of the installment loan charge-offs included in the results for the nine months ended September 30, 2009. Consumer loan charge-offs continue to add to the need for higher quarterly provisions for loan losses but appear to be stabilizing as the amount of consumer charge-offs have decreased over the last two quarters. However, the increase in non-performing loans has contributed to the need for additional provision expense for loan losses as specific reserves are identified for non-performing residential mortgage and commercial loans.
Non-performing loans at September 30, 2009 increased to $16.5 million or 1.87% of total loans compared to $13.5 million or 1.49% at June 30, 2009, $10.5 million or 1.11% at March 31, 2009, and $7.9 million or 0.89% at December 31, 2008. Horizon’s non-performing loan statistics, while having increased from the prior quarters, still compare favorably to National and State of Indiana peer averages2 for the same ratio as of June 30, 2009 of 3.49% and 3.06% respectively. The increase in the Company’s non-performing loans can be attributed to the slower economy and continued local unemployment causing lower business revenues and increased consumer bankruptcies. Management believes the total allowance of $13.9 million or 1.58% of total loans is adequate to absorb probable incurred losses contained in the loan portfolios.
Non-accrual loans totaled $15.6 million on September 30, 2009, up from $12.8 million on June 30, 2009. The increase in the three months ended September 30, 2009 was due to increases in commercial, mortgage, and consumer loans. Commercial loan non-accruals increased from $7.9 million on June 30, 2009 to $9.2 million on September 30, 2009. This was primarily due to one commercial loan totaling $1.6 million placed on non-accrual during the quarter. This loan is to a manufacturing company and is current and in the process of a restructure.
Loans to homebuilders and land developers totaled $2.7 million of commercial non-accrual loans on September 30, 2009, followed by loans to restaurant operators totaling $2.6 million. Mortgage loans on non-accrual increased from $3.8 million to $4.6 million during the third quarter. Consumer loans on non-accrual increased from $1.2 million to $1.8 million during the quarter. The primary reason for the increase of consumer loans on non-accrual is the increase of borrowers under Chapter 13 bankruptcy repayment plans.

[2]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $3 Billion as reported by the Uniform Bank Performance Report as of June 30, 2009. Indiana peer group: Consists of 18 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of June 30, 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
Most consumer loans in bankruptcy are paying but are held as non-accrual loans until a stable payment pattern has been established under the plan.
Loans 90 days delinquent but still accruing totaled $856,000 on September 30, 2009, up from $687,000 on June 30, 2009. Horizon’s policy is to place loans over 90 days delinquent on non-accrual unless they are well secured and in the process of collection.
Other Real Estate Owned (OREO) totaled $1.7 million on September 30, 2009, down from $2.2 million on June 30, 2009. The decline during the third quarter was due to the sale of six properties with a book balance of $806,000 partially offset by the addition of five properties with a book balance of $268,000. On September 30, 2009, OREO was comprised of 17 properties. Of these, 15 totaling $1.3 million were residential mortgages and the other two were commercial. Repossessed property totaled $142,000 on September 30, 2009, up from $115,000 on June 30, 2009. On September 30, 2009, repossessed property consisted of 15 automobiles and one boat.
Non-Interest Income

The following is a summary of changes in non-interest income:

	Three Months Ended		Amount	Percent
	Sept 30, 2009	Sept 30, 2008	Change	Change

Non-interest income
Service charges on deposit accounts	$972	$1,065	$(93)	-8.7%
Wire transfer fees	201	155	46	29.7%
Interchange fees	514	216	298	138.0%
Fiduciary activities	745	911	(166)	-18.2%
Gain (loss) on sale of securities	422	—	422	100.0%
Gain on sale of mortgage loans	1,277	657	620	94.4%
Mortgage servicing net of impairment	35	3	32	1066.7%
Increase in cash surrender value of bank owned life insurance	206	252	(46)	-18.3%
Other income	170	92	78	84.8%

Total non-interest income	$4,542	$3,351	$1,191	35.5%

The gain on sale of mortgage loans contributed significantly to the increase in non-interest income during the third quarter of 2009. Residential mortgage refinancing continued to generate strong volumes of loan sales during the third quarter and the Company’s residential mortgage loan division provided customers with the needed service to lower their mortgage interest rates along with an increase in first time home buyers due to the personal income tax incentives available. During the third quarter of 2009, the Company originated approximately $61.3 million of mortgage loans to be sold on the secondary market compared to $30.7 million for the same period last year. A gain on the sale of securities of $422,000 was realized during the third quarter as our analysis determined that market conditions provided the opportunity to add these gains to capital without negatively impacting long term earnings. Wire transfer fee income has increased compared to the prior year as the Company’s mortgage warehouse business line has had more activity due to increased residential mortgage refinancing volume. Interchange fees also contributed to the increase in non-interest income due to higher levels of activity in ATM and debit card transactions. These increases were offset by a decrease in service charge income from reduced overdraft fee income as the number of consumer overdrafts have gone down, a decrease in fiduciary activity from less fee income from the Bank’s trust subsidiary, and a decrease in the amount of added cash surrender value on bank owned life insurance due to lower returns on the related assets.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009

	Nine Months Ended		Amount	Percent
	Sept 30, 2009	Sept 30, 2008	Change	Change

Non-interest income
Service charges on deposit accounts	$2,880	$2,975	$(95)	-3.2%
Wire transfer fees	709	382	327	85.6%
Interchange fees	1,358	618	740	119.7%
Fiduciary activities	2,486	2,817	(331)	-11.8%
Gain (loss) on sale of securities	422	(15)	437	-2913.3%
Gain on sale of mortgage loans	4,861	2,122	2,739	129.1%
Mortgage servicing net of impairment	(131)	8	(139)	-1737.5%
Increase in cash surrender value of bank owned life insurance	547	701	(154)	-22.0%
Death benefit on officer life insurance	—	538	(538)	-100.0%
Other income	420	316	104	32.9%

Total non-interest income	$13,552	$10,462	$3,090	29.5%

The gain on sale of mortgage loans also contributed to the majority of the increase in non-interest income during the first nine months of 2009. During the first nine months of 2009 the Company originated approximately $267.8 million of residential mortgage loans to be sold on the secondary market compared to $103.2 million for the same period last year. Wire transfer fee income has increased compared to the prior year as the Company’s mortgage warehouse business line has had more activity due to increased residential mortgage refinancing volume. Interchange fees also contributed to the increase in non-interest income due to higher levels of activity in ATM and debit card transactions. A gain on the sale of securities of $422,000 was realized during the third quarter as our analysis determined that market conditions provided the opportunity to add these gains to capital without negatively impacting long term earnings. These increases were offset by a decrease in fiduciary activity from less fee income from the Bank’s trust subsidiary, lower mortgage servicing income due to impairment charges in the Company’s mortgage servicing asset, a decrease in the amount of added cash surrender value on bank owned life insurance due to lower returns on the related assets, and not replacing the income recorded in 2008 from the death benefit on officer life insurance.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
Non-Interest Expense
The following is a summary of changes in non-interest expense:

	Three Months Ended		Amount	Percent
	Sept 30, 2009	Sept 30, 2008	Change	Change

Non-interest expense
Salaries and employee benefits	$4,166	$3,946	$220	5.6%
Commissions	373	257	116	45.1%
Net occupancy expenses	941	944	(3)	-0.3%
Data processing	419	391	28	7.2%
Professional fees	316	263	53	20.2%
Outside services and consultants	366	328	38	11.6%
Loan expense	631	593	38	6.4%
FDIC deposit insurance	400	146	254	174.0%
Other (gains) losses	(25)	25	(50)	-200.0%
Other expenses	1,342	1,390	(48)	-3.5%

Total non-interest expense	$8,929	$8,283	$646	7.8%

Non-interest expense increased from the third quarter of 2008. Salaries and benefits increased from the prior year primarily due to branch expansion and annual merit increases. Commissions paid to the mortgage loan division increased from the prior year based on the higher mortgage loan volume. Professional fees were higher compared to last year due to increasing rules and regulations requiring professional assistance from legal and accounting professionals. The Company’s FDIC expense has increased significantly due to the higher assessment rates, including assessments imposed because of the Company’s participation in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. The Company’s participation in the TLGP allows non-interest bearing transaction accounts to receive unlimited insurance coverage until December 31, 2009, for increased FDIC insurance premiums of 10 basis points per $100 of insured deposits. Deposit insurance will remain higher during the year based on the FDIC’s rate increases. All other categories of non-interest expense did not have significant changes from the prior year.

	Nine Months Ended		Amount	Percent
	Sept 30, 2009	Sept 30, 2008	Change	Change

Non-interest expense
Salaries and employee benefits	$12,689	$11,870	$819	6.9%
Commissions	1,575	828	747	90.2%
Net occupancy expenses	2,872	2,834	38	1.3%
Data processing	1,194	1,073	121	11.3%
Professional fees	1,021	803	218	27.1%
Outside services and consultants	1,043	940	103	11.0%
Loan expense	1,841	1,603	238	14.8%
FDIC deposit insurance	1,751	404	1,347	333.4%
Other losses	442	267	175	65.5%
Other expenses	3,826	3,927	(101)	-2.6%

Total non-interest expense	$28,254	$24,549	$3,705	15.1%

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
For the nine months ended September 30, 2009, non-interest expense increased compared to the same period last year. Salaries and benefits increased from the prior year primarily due to branch expansion and annual merit increases. Commissions paid to the mortgage loan division increased from the prior year based on the higher mortgage loan volume. Professional fees were higher compared to last year due to increasing rules and regulations requiring professional assistance from legal and accounting professionals. Also, loan expense was up from the prior year due to the increased volume of loan originations. The Company’s FDIC expense has increased significantly due to higher assessment rates along with the special FDIC assessment of $663,000 that was recorded in the second quarter of 2009 and due to the TLGP assessments discussed above. The FDIC has extended this insurance protection from December 31, 2009 until June 30, 2010, at a cost of 15 basis points per $100 of insured deposits for financial institutions assigned to Risk Category I, unless a participating financial institution opted out on or before November 2, 2009. The Bank did not opt out, so this enhanced insurance protection will be available to its customers through June 30, 2010. Deposit insurance will remain higher during the year based on the FDIC’s rate increases. Other losses for the first nine months of 2009 included a one-time charge of $100,000 for the deductible paid on a wire transfer fraud totaling $210,000 perpetrated on the bank during the first quarter of 2009 and $229,000 in other real estate owned write-downs. All other categories of non-interest expense did not have significant changes from the prior year.
On September 29, 2009, the FDIC issued a notice of proposed rule making (“NPR”) that would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. The NPR also provides that no additional special assessments would be imposed in 2009; current assessment rates would be maintained through December 31, 2010; and that there would be a uniform increase in risk based assessment rates of 3 basis points effective January 1, 2011. Based on current deposit levels, management estimates the amount of the prepayment would be $5.7 million if the NPR is adopted as proposed.
Income Taxes
Income tax expense for the third quarter of 2009 was $559,000 compared to $2,000 of tax expense for the third quarter of 2008. The effective tax rate for the third quarter of 2009 was 19.2% compared to 0.0% in 2008.
Tax refunds were received in both nine-month periods ending September 30, 2009 and 2008 in the amounts of $100,000 and $163,000. Considering the impact of the $538,000 of income received in the second quarter of 2008 from the death benefit on officer life insurance which was tax free and reduced taxable income and the tax refunds received in both periods, the effective tax rate for the nine months ending September 30, 2009 was 19.8% compared to 16.1% in 2008.
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB). During the nine months ended September 30, 2009, cash and cash equivalents decreased by approximately $25.2 million. The decrease is primarily due to the growth in investment securities. At September 30, 2009, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank had available approximately $245.3 million in unused credit lines with various money center banks, including the FHLB.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at September 30, 2009. Stockholders’ equity totaled $113.8 million as of September 30, 2009, compared to $103.4 million as of December 31, 2008. For the three-months ended September 30, 2009, the ratio of average stockholders’ equity to average assets was 8.53% compared to 6.65% for quarter ending December 31, 2008. Horizon’s capital increased during the nine months as a result of increased earnings and an improvement in unrealized gain on securities available for sale net of dividends declared and the amortization of unearned compensation.
Horizon declared dividends in the amount of $0.51 per share during the first nine months of 2009 compared to $0.49 per share for the same period of 2008. The dividend payout ratio (dividends as a percent of net income) was 27.4% and 23.0% for the first nine months of 2009 and 2008. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2008.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2008 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2008 Annual Report on Form 10-K.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2009, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2009, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Nine Months Ended September 30, 3009
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Horizon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), Horizon included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2008 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2008 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks Horizon faces. Additional risks and uncertainties not currently known to us or that Horizon currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Changes in interest rates also could affect loan volume. For instance, an increase in interest rates could cause a decrease in the demand for mortgage loans, which could result in a significant decline in our revenue stream.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Nine Months Ended September 30, 3009
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
On September 29, 2009, the FDIC issued a notice of proposed rule making (“NPR”) that would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. The NPR also provides that no additional special assessments would be imposed in 2009; current assessment rates would be maintained through December 31, 2010; and that there would be a uniform increase in risk based assessment rates of 3 basis points effective January 1, 2011. Based on current deposit levels, management estimates the amount of the prepayment would be $5.7 million if the NPR is adopted as proposed.
Horizon is generally unable to control the amount of premiums that Horizon is required to pay for FDIC insurance. As a result, Horizon may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate.
Because of our participation in the TARP Capital Purchase Program, Horizon is subject to various restrictions on dividends, share repurchases and executive compensation.
Horizon is a participant in the Capital Purchase Program, which is a component program of the Troubled Assets Relief Program (“TARP”) established by the United States Department of the Treasury (the “U.S. Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the agreements Horizon entered into as part of the Capital Purchase Program, Horizon is unable to declare dividend payments on our common shares if Horizon is in arrears on the payment of dividends on the Series A Preferred Shares Horizon issued to the U.S. Treasury. Further, Horizon is not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.17 per common share) without the U.S. Treasury’s approval until

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Nine Months Ended September 30, 3009
December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties.
In addition, our ability to repurchase our shares is restricted. The consent of the U.S. Treasury generally is required for us to make any share repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, our common shares may not be repurchased if Horizon is in arrears on the payment of Series A Preferred Share dividends to the U.S. Treasury.
As a recipient of government funding under the Capital Purchase Program, Horizon must also comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and the standards established by the Secretary of the Treasury under the ARRA, for so long as the U.S. Treasury holds any of our securities or upon exercise of the Warrant Horizon issued to the U.S. Treasury as part of the Capital Purchase Program, excluding any period during which the U.S. Treasury holds only the Warrant (the “TARP Period”). On September 15, 2009, the Secretary of the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including Horizon, by promulgating an Interim Final Rule under 31 C.F.R. Part 30 (the “Interim Final Rule”). The ARRA and the Interim Final Rule impose limitations on our executive compensation practices by:
•	Limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year;

•	Prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule;

•	Prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from Horizon or due to a change in control of Horizon, except for payments for services performed or benefits accrued;

•	Requiring Horizon to “clawback” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

•	Prohibiting Horizon from maintaining any employee compensation plan (as defined in the Interim Final Rule) that would encourage the manipulation of our reported earnings to enhance the compensation of any of our employees;

•	Prohibiting Horizon from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Horizon;

•	Prohibiting Horizon from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our next 20 most highly-compensated employees; and

•	Subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our next 20 most highly-compensated employees to retroactive review

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Nine Months Ended September 30, 3009
by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest.
The ARRA and the Interim Final Rule also required that the Horizon Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which Horizon has done.
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
Congress and the bank regulators have encouraged recipients of TARP capital, including Horizon, to use such capital to make more loans, and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” Horizon continues to lend (and have been able to expand our lending using the funds Horizon received through the Capital Purchase Program) and to report our lending to the U.S. Treasury. The future demands for additional lending, however, are unclear and uncertain, and Horizon could be forced to make loans that involve risks or terms that Horizon would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operations and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may also be adversely affected by increased FDIC insurance premiums.
Our ability to repurchase the preferred shares issued to the U.S. Treasury (and therefore obtain relief from the limitations and restrictions of TARP and ARRA) is limited.
The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval. Based on recently issued Federal Reserve guidelines, institutions seeking to redeem the preferred stock issued pursuant to the Capital Purchase Program must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s Temporary Liquidity Guarantee Program, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before Horizon can redeem any securities sold to the U.S. Treasury. Therefore, it is uncertain if Horizon will be able to redeem such securities even if Horizon has sufficient financial resources to do so.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Nine Months Ended September 30, 3009
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table presents information with respect to shares of Common Stock the Company withheld during the quarter ended September 30, 2009:
Issuer Purchases of Equity Securities

			Total Number of	Minimum
			Shares	Number of
			Purchased as	Shares That
	Total		Part of Publicly	may yet be
	Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plan
	Purchased	Paid Per Share	Programs	or Program

July 1 — 31, 2009	—	$—	—	—
August 1 — 30, 2009	13,000 (1)	15.75	—	—
September 1 — 30, 2009	—	—	—	—

(1)	The 13,000 shares withheld were not part of a publicly announced repurchase plan or program. These shares were withheld and then sold on the open market by Horizon as payment for taxes associated with the vesting of restricted stock exercises.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Nine Months Ended September 30, 3009
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

HORIZON BANCORP

Dated: November 12, 2009	/s/ Craig M. Dwight Craig M. Dwight
Chief Executive Officer

Dated: November 12, 2009	/s/ Mark E. Secor Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.
Exhibit
31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.