Form 10-K
period 2009-12-31
HORIZON BANCORP /IN/
filed 2010-03-12
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number 0-10792
Horizon Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1562417

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Square, Michigan City	46360

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 219-879-0211
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Name of each exchange on which registered The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $39,800,000.
As of March 10, 2010, the registrant had 3,286,006 shares of Common Stock outstanding.

Part of Form 10-K into which
Documents Incorporated by Reference Document	portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 6, 2010 annual meeting of shareholders	III

Horizon Bancorp
2009 Annual Report on Form 10-K

Horizon Bancorp
(Table dollars in thousands except per share data)
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
On April 6, 2009, the Bank opened a full service branch in Goshen, Indiana and on June 8, 2009, the Bank opened a full service branch in Munster, Indiana. In total, the Bank maintains 19 full service offices in Northwest Indiana and Southwest Michigan. At December 31, 2009, the Bank had total assets of $1.4 billion and total deposits of $951.7 million. The Bank has three wholly-owned subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Insurance offered a full line of personal insurance products until March 2005, at which time the majority of its assets were sold to a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). See Note 12 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.
No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2009, revenues from loans accounted for 64% of the total consolidated revenue, and revenues from investment securities accounted for 16% of total consolidated revenue.
Employees
The Bank, Horizon Trust and Horizon Investments employed approximately 294 full and part-time employees as of December 31, 2009. Horizon and Horizon Grantor Trust do not have any employees.
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
Based on deposits as of June 30, 2009, Horizon was the largest of the 10 bank and thrift institutions in LaPorte County with a 36.50% market share and the fifth largest of the 15 institutions in Porter County with a 7.61% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 10 bank and thrift institutions with a 7.84% market share.

Horizon Bancorp
(Table dollars in thousands except per share data)
Horizon’s market share of deposits in Lake, St. Joseph and Elkhart Counties was less than 1.00% in each of these counties. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).
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
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2009, see the information in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.
National Bank Act
The Bank is (i) subject to the provisions of the National Bank Act; (ii) supervised, regulated, and examined by the OCC; and (iii) subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.
Deposit Insurance
The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”), which is generally $250,000 per depositor until December 31, 2013, subject to aggregation rules. In response to FDIC’s increased costs resulting from the higher levels of bank failures that began in 2008, the Bank’s FDIC expense has increased significantly. In addition to higher assessment rates, the Bank was required to pay a special FDIC assessment as of June 30, 2009, and also paid an assessment to participate in the FDIC Transaction Account Guarantee Program, as discussed below.
The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), resulted in significant changes to the federal deposit insurance program effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”).
Pursuant to the Reform Act, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. The designated reserve ratio for the DIF is currently set at 1.25% of estimated insured deposits. Recent failures, as well as deterioration in banking and economic conditions, have significantly increased the fund’s loss provisions, resulting in a decline in the reserve ratio. As of June 30, 2009, the reserve ratio was 0.22%. The FDIC expects a higher rate of insured institution failures in the next few years; thus, the reserve ratio may continue to decline. Because the reserve ratio has fallen below 1.15%, the FDIC has established a restoration plan to

Horizon Bancorp
(Table dollars in thousands except per share data)
restore the reserve ratio to 1.15%. The FDIC has increased the assessment rates and is making other changes to the assessment system to ensure that riskier institutions bear a greater share of the proposed increase in assessments.
The Bank is subject to deposit insurance assessment by the FDIC, which is a risk-related deposit insurance assessment system where premiums are based upon the institution’s capital levels and risk profile. Under this system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments.
An institution’s assessment rate depends upon the category to which it is assigned. Adjustments also are made to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 252% of domestic deposits and, for certain institutions, brokered deposit levels. For 2009, initial assessments ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 13 basis points for each $100 of insured deposits.
In 2008, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage, but Horizon and the Bank elected not to participate in the unsecured debt guarantee program. The assessments for unlimited noninterest bearing transaction account coverage for deposit amounts over $250,000 were 10 basis points per $100 of insured deposits during 2009 and are 15 basis points per $100 of insured deposits during the first six months of 2010 for institutions, such as the Bank, in Risk Category I.
In 2009, the FDIC adopted an interim rule that imposed a special assessment of 20 basis points as of June 30, 2009. The Bank paid on September 30, 2009, the collection date for the special assessment, the amount of $663,000.
On December 30, 2009, banks were required to pay the third quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012 on that date. The Bank paid an aggregate of $5.3 million in premiums on December 30, 2009, $5.0 million of which constituted prepaid premiums.
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
FDIC-insured institutions also remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2009, the FICO assessment

Horizon Bancorp
(Table dollars in thousands except per share data)
rate ranged between 1.02 and 1.14 basis points for each $100 of insured deposits per quarter. For the first quarter of 2010, the FICO assessment rate is 1.06 basis points for each $100 in domestic deposits maintained at an institution. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2009.

			For Capital[1]		For Well[1]
	Actual		Adequacy Purposes		Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009

Total capital[1] (to risk-weighted assets)
Consolidated	$142,122	14.74%	$77,135	8.00%	N/A	N/A
Bank	126,005	13.10%	76,950	8.00%	$96,187	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	130,052	13.49%	38,562	4.00%	N/A	N/A
Bank	113,935	11.85%	38,459	4.00%	57,689	6.00%

Tier 1 capital[1] (to average assets)
Consolidated	130,052	9.86%	52,759	4.00%	N/A	N/A
Bank	113,935	8.64%	52,748	4.00%	65,935	5.00%

[1]	As defined by regulatory agencies
Prompt Corrective Regulatory Action.
Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. At December 31, 2009, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
Anti-Money Laundering and the USA Patriot Act
Horizon is subject to the provisions of the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.
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
The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act of 2002. In each Form 10-K it files, Horizon is required to include a report of management on Horizon’s internal control over

Horizon Bancorp
(Table dollars in thousands except per share data)
financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of Horizon, identify the framework used by management to evaluate the effectiveness of Horizon’s internal control over financial reporting, provide management’s assessment of the effectiveness of Horizon’s internal control over financial reporting and state that Horizon’s independent accounting firm has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. Significant efforts were required to comply with Section 404 and Horizon anticipates additional efforts will be required in future years.
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
Although both Horizon and the Bank met all applicable regulatory capital requirements and were well capitalized, Horizon determined that obtaining additional capital pursuant to the CPP for contribution in whole or in part to the Bank was advisable given the then current economic recession and the benefits the additional capital provides in managing through an economic recession. As a result, Horizon decided to participate in the CPP Program and sold $25,000,000 of its Fixed Rate Cumulative Preferred Stock, Series A to the Treasury on December 19, 2008.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
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
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The ARRA amends, among other things, the TARP Program legislation by directing the U.S. Treasury Department to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions, like Horizon, participating in the TARP Program. These limitations are to include:
•	A prohibition on paying or accruing bonus, incentive or retention compensation for our President and Chief Executive Officer, other than certain awards of long-term restricted stock or bonuses payable under existing employment agreements;

•	A prohibition on making any payments to the executive officers of Horizon and the next five most highly compensated employees for departure from Horizon other than compensation earned for services rendered or accrued benefits;

•	Subjecting bonus, incentive and retention payments made to the executive officers of Horizon and the next 20 most highly compensated employees to repayment (clawback) if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;

•	A prohibition on any compensation plan that would encourage manipulation of reported earnings;

•	Establishment by the Board of Directors of a company-wide policy regarding excessive or luxury expenditures including office and facility renovations, aviation or other transportation services and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or similar measures in the ordinary course of business;

•	Submitting a “say-on-pay” proposal to a non-biding vote of shareholders at future annual meetings, whereby shareholders vote to approve the compensation of executives as disclosed pursuant to the executive compensation disclosures included in the proxy statement; and

•	A review by the U.S. Department of Treasury of any bonus, retention awards or other compensation paid to the executive officers of Horizon and the next 20 most highly compensated employees prior to February 17, 2009 to determine if such payments were excessive and negotiate for the reimbursement of such excess payments.
On June 10, 2009, Treasury issued an interim final rule implementing and providing guidance on the executive compensation and corporate governance provisions of EESA, as amended by ARRA. The regulations were published in the Federal Register on June 15, 2009, and set forth the following requirements:
•	Evaluation of employee compensation plans and potential to encourage excessive risk or manipulation of earnings.

•	Compensation committee discussion, evaluation and review of senior executive officer compensation plans and other employee compensation plans to ensure that they do not encourage unnecessary and excessive risk.

•	Compensation committee discussion, evaluation and review of employee compensation plans to ensure that they do not encourage manipulation of reported earnings.

•	Compensation committee certification and disclosure requirements regarding evaluation of employee compensation plans.

•	“Clawback” of bonuses.

•	Prohibition on golden parachute payments based on materially inaccurate financial statements or performance metrics.

•	Limitation on bonus payments, retention awards and incentive compensation.

•	Disclosure regarding perquisites and compensation consultants; prohibition on gross-ups.

•	Luxury or excessive expenditures policy.

•	Shareholder advisory resolution on executive compensation.

•	Annual compliance certification by principal executive officer and principal financial officer.

Horizon Bancorp
(Table dollars in thousands except per share data)
•	Establishment of the Office of the Special Master for TARP Executive Compensation with authority to review certain payments and compensation structures.
ARRA was followed by numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector; and legislation that would require creditors that transfer loans and securitizations of loans to maintain a material portion (generally at least 10%) of the credit risk of the loans transferred or securitized.
In addition, the House Financial Services Committee has approved several elements of a plan of the Obama Administration providing for broad and complex financial regulatory reform. In particular, a bill to establish the Consumer Financial Protection Agency (“CFPA”) was passed by the Committee. Though differing in significant respects from the Administration’s original proposal, the version passed by the Committee would grant the CFPA broad rulemaking, interpretative, supervisory, examination, and enforcement authority over financial services providers such as Horizon. The CFPA proposal and other aspects of the Administration’s plan remain controversial, and many obstacles exist to achieving the Administration’s goal of enacting these reforms in 2010.
On October 22, 2009, the Federal Reserve issued proposed supervisory guidance designed to ensure that incentive compensation practices of banking organizations are consistent with safety and soundness. Uncertainty exists regarding the interpretation and application of this guidance, and the impact of the guidance on recruitment, retention and motivation of key officers and employees.
It is not clear at this time what impact the EESA, ARRA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding and other initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on Horizon and its business.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2009, the Bank’s investment in stock of the FHLB of Indianapolis was $11.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2009, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $315,000, for an annualized rate of 2.9%.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
BANK HOLDING COMPANY STATISTICAL DISCLOSURES
I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
Information required by this section of Securities Act Industry Guide 3 is presented in Management’s Discussion and Analysis as set forth in Item 7 below, herein incorporated by reference.
II.	INVESTMENT PORTFOLIO

A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2009		December 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for sale
U.S. Treasury and federal agencies	$19,612	$20,085	$23,661	$24,914	$25,660	$26,220
State and municipal	107,160	109,149	88,282	86,985	86,389	86,931
Federal agency collateralized mtg. obligations	84,001	84,895	13,063	12,951	13,650	13,552
Federal agency mortgage-backed pools	113,633	118,661	174,227	176,389	108,247	107,371
Corporate notes	355	342	587	399	632	601

Total available for sale	324,761	333,132	299,820	301,638	234,578	234,675

Total held to maturity, state and municipal	11,657	11,687	1,630	1,634	—	—

Total investment securities	$336,418	$344,819	$301,450	$303,272	$234,578	$234,675

B.	The following is a schedule of maturities of each category of available for sale and held to maturity debt securities and the related weighted-average yield of such securities as of December 31, 2009:

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale
U.S. Treasury and federal agencies(1)	$1,028	4.42%	$—	0.00%	$3,291	4.76%	$15,765	5.84%
State and municipal	1,339	4.08%	5,682	3.67%	38,109	4.14%	64,019	4.13%
Federal agency collateralized mtg. Obligations(2)	—	0.00%	8	4.49%	12,804	4.72%	72,082	4.00%
Federal agency mortgage-backed pools(2)	4,262	3.79%	3,681	4.06%	11,794	4.48%	98,925	4.89%
Corporate notes	323	0.00%	—	0.00%	—	0.00%	19	0.00%

Total available for sale	$6,953	3.76%	$9,371	3.82%	$65,997	4.34%	$250,811	4.50%

Total held to maturity, state and municipal	$11,462	2.78%	$195	3.20%	$—	0.00%	$—	0.00%

Total investment securities	$18,415	3.15%	$9,566	3.81%	$65,997	4.34%	$250,811	4.50%

(1)	Fair value is based on contractual maturity or call date where a call option exists

(2)	Maturity based upon final maturity date
The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2009.

Horizon Bancorp
(Table dollars in thousands except per share data)
III. LOAN PORTFOLIO
A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications for the years indicated.

	December 31	December 31	December 31	December 31	December 31
	2009	2008	2007	2006	2005

Commercial	$314,517	$310,842	$307,535	$271,457	$273,310
Residential mortgage	133,892	167,766	216,019	222,235	159,312
Mortgage warehouse	166,698	123,287	78,225	112,267	97,729
Installment	271,210	280,072	287,073	237,875	202,383

	886,317	881,967	888,852	843,834	732,734
Allowance for loan losses	(16,015)	(11,410)	(9,791)	(8,738)	(8,368)

Total loans	$870,302	$870,557	$879,061	$835,096	$724,366

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2009:

	One Year	One Through	After Five
Maturing or repricing	or Less	Five Years	Years	Total

Commercial, financial, agricultural and commercial tax-exempt loans	$201,752	$110,364	$2,401	$314,517
The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed	Variable
	Rate	Rate

Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$69,729	$43,036

Horizon Bancorp
(Table dollars in thousands except per share data)
C.	Risk Elements

Non-accrual, Past Due and Restructured Loans - The following schedule summarizes non-accrual, past due and restructured loans.

	December 31	December 31	December 31	December 31	December 31
	2009	2008	2007	2006	2005

Non-performing loans
Commercial
More than 90 days past due	$1,086	$49	$—	$—	$27
Non-accrual	8,143	5,118	1,870	1,768	1,007
Trouble debt restructuring	—	—	—	—	—
Residential mortgage	—	—	—	—	—
More than 90 days past due	296	464	—	89	—
Non-accrual	1,257	1,440	512	614	681
Trouble debt restructuring	3,266	—	—	—	—
Mortgage warehouse	—	—	—	—	—
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring	—	—	—	—	—
Installment	—	—	—	—	—
More than 90 days past due	376	318	87	55	224
Non-accrual	2,515	474	480	99	134
Trouble debt restructuring	206	—	—	—	—

Total non-performing loans	$17,145	$7,863	$2,949	$2,625	$2,073

Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2009, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$1,302

Interest income actually recorded on non-accrual loans outstanding as of December 31, 2009, and included in net income for the period.	572

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2009.	$730

Discussion of Non-Accrual Policy
1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days, unless the Loan Committee approves otherwise. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status.

2.	Potential Problem Loans:
Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $17.1 million and $7.9 million at December 31, 2009 and 2008. The allowance for impaired and non-accrual loans, included in the Bank’s allowance for loan losses totaled $3.5 million and $1.1 million at those respective dates. The average balance of impaired loans during 2009 and 2008 was $14.3 million and $3.1 million.

Horizon Bancorp
(Table dollars in thousands except per share data)
3.	Foreign Outstandings:

None

4.	Loan Concentrations:
As of December 31, 2009, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.
D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2009, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.
IV. SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following is an analysis of the activity in the allowance for loan losses account:

	December 31	December 31	December 31	December 31	December 31
	2009	2008	2007	2006	2005

Loans outstanding at the end of the period (1)	$886,317	$881,967	$888,852	$843,834	$732,734
Average loans outstanding during the period (1)	884,219	840,960	839,591	780,555	640,758

(1)	Net of unearned income and deferred loan fees

	December 31	December 31	December 31	December 31	December 31
	2009	2008	2007	2006	2005

Balance at beginning of the period	$11,410	$9,791	$8,738	$8,368	$7,193
Loans charged-off:
Commercial and agricultural loans	2,461	1,358	—	23	305
Real estate mortgage loans	432	351	36	—	29
Installment loans	7,354	5,277	2,701	1,120	1,096

Total loans charged-off	10,247	6,986	2,737	1,143	1,430
Recoveries of loans previously charged-off:
Commercial and agricultural loans	66	15	48	201	161
Real estate mortgage loans	—	50	—	—	2
Installment loans	1,183	972	674	407	364

Total loan recoveries	1,249	1,037	722	608	527

Net loans charged-off	8,998	5,949	2,015	535	903
Provision charged to operating expense	13,603	7,568	3,068	905	1,521
Acquired through acquisition		—	—	—	557

Balance at the end of the period	$16,015	$11,410	$9,791	$8,738	$8,368

Ratio of net charge-offs to average loans outstanding for the period	1.02%	0.71%	0.24%	0.07%	0.14%

Horizon Bancorp
(Table dollars in thousands except per share data)
B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	2009		2008		2007		2006		2005
	Allowance	% of Loans to	Allowance	% of Loans to	Allowance	% of Loans to	Allowance	% of Loans to	Allowance	% of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial, financial and agricultural	$5,766	35%	$3,202	35%	$2,656	35%	$2,987	33%	$2,733	37%
Real estate mortgage	1,933	15%	973	19%	779	24%	768	26%	585	22%
Mortgage warehousing	1,455	19%	1,354	14%	1,309	9%	1,762	13%	1,958	13%
Installment	6,861	31%	5,881	32%	5,047	32%	3,181	28%	2,958	28%
Unallocated	—	—	—	—	—	—	40	—	134	—

Total	$16,015	100%	$11,410	100%	$9,791	100%	$8,738	100%	$8,368	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2009, Horizon processed over $3.5 billion in mortgage warehouse loans.
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

	December 31	December 31
	2009	2008

Outstanding at year end	$46,236	$39,995
Approximate weighted-average interest rate at year-end	0.27%	1.28%
Highest amount outstanding as of any month-end during the year	$50,547	$53,618
Approximate average outstanding during the year	$44,887	$41,522
Approximate weighted-average interest during the year	0.59%	1.72%

Horizon Bancorp
(Table dollars in thousands except per share data)
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
Other risks and uncertainties that could affect Horizon’s future performance are set forth immediately below in Item 1A — Risk Factors.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which continued throughout 2009. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.
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
Our ability to maintain our history of record earnings year after year will depend, in large part, on our ability to continue to grow our loan portfolios and obtain low-cost funds. For the past four years, we focused on increasing consumer loans, and we intend to continue to emphasize and grow consumer, as well as commercial loans in the foreseeable future. This represented a shift in our emphasis from 2002 and 2003 when we focused on mortgage banking services, which generated a large portion of our income during those years.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
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
The allowance for loan losses may prove inadequate or be negatively affected by credit risk exposures.
Our business depends on the creditworthiness of our customers. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
A continued economic slowdown in Northwestern Indiana and Southwestern Michigan could affect our business.
Our primary market area for deposits and loans consists of LaPorte and Porter Counties in Northwestern Indiana and Berrien County in Southwestern Michigan. During 2009, unemployment rates increased in our primary market area, resulting in a rise in consumer delinquencies and bankruptcy filings. The continued economic slowdown could hurt our business. The possible consequences of such a continued downturn could include the following:
•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral for loans;

•	an increase in loans charged off;

•	a decline in the demand for our products and services;

•	an increase in non-accrual loans and other real estate owned.
Additional increases in deposit insurance premiums could have an adverse effect on our future earnings.
The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain limits and charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the part of the FDIC’s Temporary Liquidity Guarantee Program that provides increased coverage for noninterest bearing transaction accounts, and this participation has resulted in an increase in the Bank’s insurance premiums.
Due to recent bank failures, the Deposit Insurance Fund has fallen below the statutory minimum reserve ratio. The FDIC expects a higher ratio of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio. The FDIC has recently made changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share of premiums. See “Item 1. Business — Deposit Insurance.” Our FDIC insurance premiums (including the Financing Corporation (“FICO”) assessments) were $2.1 million in 2009 including the special assessment of $663,000, compared to $546,000 in 2008 including the reduction for one-time assessment credits of $144,000.
Horizon is generally unable to control the amount of premiums that Horizon is required to pay for FDIC insurance. As a result, Horizon may be required to pay even higher FDIC premiums in the future. Any future increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate.
Financial problems at the Federal Home Loan Bank of Indianapolis may adversely affect our ability to borrow monies in the future and our income.
Horizon owns $11.0 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and has outstanding borrowings of over $142.8 million with the FHLBI. The FHLBI stock entitles us to dividends from the FHLBI. Horizon recognized dividend income of approximately $315,000 and $520,000 in 2009 and 2008. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily suspended dividends during the first quarter of 2009. When the dividends were finally paid, they were reduced from the dividend rate paid for the previous quarter. Moreover, the net income of the FHLBI in 2009 declined from that in 2008. Continued and additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.
Horizon’s total borrowing capacity with the FHLBI is currently $238.0 million. Generally, the loan terms from the FHLBI are better than the terms Horizon can receive from other sources making it cheaper to borrow money from the FHLBI. Continued and additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.

Horizon Bancorp
(Table dollars in thousands except per share data)
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
We are exposed to intangible asset risk; specifically, our goodwill may become impaired.
A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in further impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 9, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets”, to the Consolidated Financial Statements included in Item 7. of this Annual Report on Form 10-K.
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
Our operations are subject to extensive regulation by federal agencies. See “Supervision and Regulation” in the description of our Business in Part I of this Form 10-K for detailed information on the laws and regulations to which we are subject. As apparent from the recent Emergency Economic Stabilization Act (EESA), Troubled Asset Relief Program (TARP) and the American Recovery and Reinvestment Act of 2009 (ARRA) legislation, changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine.

Horizon Bancorp
(Table dollars in thousands except per share data)
In addition to the EESA, TARP and ARRA mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, Horizon Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, Horizon Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
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

Horizon Bancorp
(Table dollars in thousands except per share data)
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
As a recipient of government funding under the Capital Purchase Program, Horizon must also comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and the standards established by the Secretary of the Treasury under the ARRA, for so long as the U.S. Treasury holds any of our securities or upon exercise of the Warrant Horizon issued to the U.S. Treasury as part of the Capital Purchase Program, excluding any period during which the U.S. Treasury holds only the Warrant (the “TARP Period”). Effective June 15, 2009, the Secretary of the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including Horizon, by promulgating an Interim Final Rule under 31 C.F.R. Part 30 (the “Interim Final Rule”). The ARRA and the Interim Final Rule impose limitations on our executive compensation practices by:
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

Horizon Bancorp
(Table dollars in thousands except per share data)
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

Horizon Bancorp
(Table dollars in thousands except per share data)
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 18 sales offices located at:

3631 South Franklin Street	Michigan City	Indiana
113 West First Street	Wanatah	Indiana
1500 West Lincolnway	LaPorte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet	Valparaiso	Indiana
902 Lincolnway	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
10429 Calumet Avenue	Munster	Indiana
233 South Main Street	South Bend	Indiana
1909 East Bristol Street	Elkhart	Indiana
4574 Elkhart Road	Goshen	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
500 West Buffalo Street	New Buffalo	Michigan
13696 Redarrow Highway	Harbert	Michigan
6801 West U.S. 12	Three Oaks	Michigan
Horizon owns all of the facilities, except for the South Bend, Indiana office, which is leased from a third party.
ITEM 3. LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. RESERVED
SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	71	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.

Craig M. Dwight	53	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001.

Thomas H. Edwards	57	President and Chief Operating Officer of the Bank since January 2003.

Mark E. Secor	43	Chief Financial Officer of Horizon and the Bank since January 2009. Vice President, Chief Investment and Asset Liability Manager since June 2007, Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana since January 2004.

James D. Neff	50	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank since October 1999.

Donald E. Radde	57	Market President for Southwest Michigan for the Bank since January 2004.

Horizon Bancorp
(Table dollars in thousands except per share data)
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2009.
Performance Graph
The Securities and Exchange Commission requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the Common Shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on January 1, 2005, and further assumes reinvestment of all dividends. The Common Shares began trading on the NASDAQ Global Market February 1, 2007. Prior to that date, the Common Shares were traded on the NASDAQ Capital Market.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2004	2005	2006	2007	2008	2009
Horizon Bancorp	100.00	99.16	105.41	100.72	51.30	69.69
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600

© 2010	www.snl.com

Horizon Bancorp
(Table dollars in thousands except per share data)
The following chart, prepared by the investment banking firm of Keefe, Bruyette and Woods compares the change in market price of Horizon’s stock to that of publicly traded banks in Indiana and Michigan.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2004	2005	2006	2007	2008	2009
Horizon Bancorp	100.00	95.10	99.60	93.10	45.40	58.90
Indiana Banks	100.00	101.70	110.50	81.60	84.00	54.70
Michigan Banks	100.00	99.80	100.80	53.20	24.70	14.50

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
(Table dollars in thousands except per share data)
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
Horizon continues to operate in a challenging and uncertain economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan unemployment rates have increased over the last year. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. Like numerous other parts of the country, Northwest Indiana and Southwest Michigan are experiencing a rise in consumer delinquencies and bankruptcy filings as a result of increased unemployment rates. Despite these economic factors, Horizon continued to post positive results through 2009.
Following are some highlights of Horizons financial performance through during 2009:
•	Horizon’s net income for the year ending December 31, 2009 was $9.14 million, which exceeded the net income from 2008 of $8.97 million and represents Horizon’s tenth consecutive year of record earnings.

•	The net interest margin for 2009 was 3.66%, an increase over the margin of 3.45% during 2008.

•	Horizon experienced steady residential mortgage loan volume through out 2009 providing $6.1 million of non-interest income from the gain on sale of mortgage loans.

•	Horizon’s provision for loan loss increased by approximately $6.0 million from 2008, increasing the ratio of allowance for loan losses to total loans to 1.80% at December 31, 2009.

•	Horizon’s net loans charged off during the fourth quarter decreased compared to the net loans charged off in each of the previous three quarters of 2009.

•	Horizon’s balance of Other Real Estate Owned of $1.7 million at December 31, 2009 was at its lowest level since September 30, 2008.

•	Horizon’s non-performing loans increased by $9.3 million during 2009.

•	Horizon’s non-performing loans to total loans ratio as of December 31, 2009 was 1.92%, which compares favorably to National and State of Indiana peer averages[1] of 4.48% and 2.71% of total loans as of September 30, 2009.

•	Horizon’s capital ratios continue to be above the regulatory minimums for well-capitalized banks.

•	At the end of the fourth quarter of 2009, Horizon announced the purchase of substantially all of the banking-related assets and assumption of all the deposits and certain other liabilities of American Trust & Savings Bank located in Whiting, Indiana.
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for 2009 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets and hedge accounting as critical accounting policies.

[1]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $10 Billion as reported by the Uniform Bank Performance Report as of September 30, 2009. Indiana peer group: Consists of 18 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of September 30, 2009.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2009, Horizon had core deposit intangibles of $1.4 million subject to amortization and $5.8 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2009 was $16.22 per share compared to a book value of $27.67 per common share. Horizon reported record earnings for the tenth consecutive year in 2009 and believes the decline in market price relates to an overall decline in the financial industry sector and is not specific to Horizon. Horizon engaged a third party to perform an impairment test of its goodwill in 2009. The evaluation included an income approach using a discounted cash flow based on earnings capacity as a long term investment. The impairment test was performed as of November 30, 2009 and provided support that no impairment to the Company’s goodwill was required based on its results.
The financial markets are currently reflecting significantly lower valuations for the stocks of financial institutions, when compared to historic valuation metrics, largely driven by the constriction in available credit and losses suffered related to residential mortgage markets. The Company’s stock activity, as well as the price, has been affected by the economic conditions affecting the banking industry in 2009. Management believes this downturn has impacted the Company’s stock and have concluded that the recent stock price is not indicative or reflective of fair value (per ASC Topic 820 Fair Value).
Due to the evaluation being done as of November 30, 2009, the financial results for December 2009 were anticipated and included as part of this analysis. Horizon has concluded that, based on its own internal evaluation and the independent impairment test conducted by a third party, the recorded value of goodwill is not impaired.
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
(Table dollars in thousands except per share data)
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
(Table dollars in thousands except per share data)
rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.
Analysis of Financial Condition
Horizon’s total assets were $1.4 billion as of December 31, 2009, an increase of $80.2 million from December 31, 2008. Due to the economic environment the financial institution industry was experiencing at the beginning of 2009, management determined it would be prudent to maintain higher liquidity levels. During that same time the Company’s mortgage warehouse business line was experiencing significant growth due to the increase in mortgage loan refinancing activity, and this also created a need for additional liquidity. Management put into place several successful strategies during the first quarter of 2009 to generate the additional liquidity. As a result, the Company maintained excess cash and cash equivalents at the end of the first quarter and throughout most of the second quarter of 2009. A significant portion of that additional liquidity was generated from municipal money market deposits. This funding was designed to match the growth of assets in the mortgage warehouse business line and provide additional liquidity without utilizing asset based collateral borrowings or federal fund lines. During the second and third quarters the additional funding from the municipal money market accounts was moved out of the Bank and cash and cash equivalents and the municipal money market accounts were back to more historic levels but as we moved through the fourth quarter a significant portion of those additional funds were brought back into the Bank. Although the Bank does not anticipate a need to maintain the level of excess liquidity as it did in the first half of the 2009, it will continue to provide deposit services to our local municipalities who require a safe and secure institution to maintain their funds.
Investment Securities
Investment securities totaled $344.8 million at December 31, 2009, and consisted of U.S. Treasury and federal agency securities of $20.1 million (5.8%); state and municipal securities of $120.8 million ($109.1 million are available for sale and $11.7 million are held to maturity)(35.0%); federal agency mortgage-backed pools of $118.7 million (34.4%); federal agency collateralized mortgage obligations of $84.9 million (24.6%); and corporate securities of $342,000 (0.2%).
As indicated above, 59.0% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. Approximately 2.2% of the portfolio or $7.6 million are private label collateralized mortgage obligations, the remainder are issued by agencies of the Federal Government. The private label securities generally have loan to value ratios of approximately 50% and management feels these securities are not impaired. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2009, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 3.9 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage as occurred during 2009. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life.
Available-for-sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non-rated issues and management does not believe there is permanent deterioration in market value.
At December 31, 2009, 96.6% and at December 31, 2008, 99.5% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $8.4 million, which resulted in a balance of $5.4 million, net of tax, included in stockholders’ equity at December 31, 2009. This compared to a $1.2 million, net of tax, included in stockholders’ equity at December 31, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Effective January 1, 2008, Horizon adopted a portion of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. This accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Horizon had four private label CMO’s at December 31, 2009, with an amortized cost of $7.8 million and carried at a market value of $7.6 million. The gross unrealized loss on the investments at December 31, 2009 was $205,000. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2009 this unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.
As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2009 Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Bank totaling $13.2 million and at December 31, 2008 investments totaled $12.6 million.
At December 31, 2009, Horizon does not maintain a trading account.
For more information about securities, see Note 3 (Investment Securities) to the consolidated financial statements.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Loans
Total loans, the principal earning asset of the Bank, were $886.3 million at December 31, 2009. The current level of loans is an increase of 0.5% from the December 31, 2008, level of $882.0 million. The table below provides comparative detail on the loan categories.

	December 31	December 31	Dollar	Percent
	2009	2008	Change	Change

Real estate loans
1–4 family	$128,373	$160,661	$(32,288)	-20.1%
Other	5,519	7,105	(1,586)	-22.3%

Total	133,892	167,766	(33,874)	-20.2%

Commercial loans
Working capital and equipment	167,149	161,848	5,301	3.3%
Real estate, including agriculture	135,639	136,376	(737)	-0.5%
Tax exempt	3,247	3,258	(11)	-0.3%
Other	8,482	9,360	(878)	-9.4%

Total	314,517	310,842	3,675	1.2%

Consumer loans
Auto	146,270	160,685	(14,415)	-9.0%
Recreation	5,321	6,985	(1,664)	-23.8%
Real estate/home improvement	32,009	35,407	(3,398)	-9.6%
Home equity	83,412	72,628	10,784	14.8%
Unsecured	2,222	2,124	98	4.6%
Other	1,976	2,243	(267)	-11.9%

Total	271,210	280,072	(8,862)	-3.2%

Mortgage warehouse loans
Prime	166,698	115,939	50,759	43.8%
Sub-prime	—	7,348	(7,348)	-100.0%

Total	166,698	123,287	43,411	35.2%

Total loans	$886,317	$881,967	$4,350	0.5%

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
Real Estate Loans
Real estate loans totaled $133.9 million or 15.1% of total loans as of December 31, 2009, compared to $167.8 million or 19.0% of total loans as of December 31, 2008. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.
In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2009, $83.4 million in home equity lines of credit compared to $72.6 million at December 31, 2008. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 4 of the consolidated financial statements.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Residential real estate lending is a highly competitive business. As of December 31, 2009, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2009			December 31, 2008
		Percent of			Percent of
	Amount	Portfolio	Yield	Amount	Portfolio	Yield

Fixed rate
Monthly payment	$24,237	18.1%	5.94%	$36,278	21.6%	6.29%
Biweekly payment	1,579	1.2%	6.71%	2,276	1.4%	6.45%
Adjustable rate
Monthly payment	108,072	80.7%	5.68%	129,201	77.0%	5.96%
Biweekly payment	4	0.0%	3.75%	11	0.0%	5.78%

Total	$133,892	100.0%	5.74%	$167,766	100.0%	6.04%

During 2009 and 2008, approximately $339.4 million and $183.2 million of residential mortgages were sold into the secondary market. The 2008 amount includes approximately $37.7 million of loans that were transferred to held for sale from the real estate loan portfolio and were subsequently sold during the first quarter to reduce Horizon’s reliance on non-core funding and improve Horizon Bank’s capital ratios.
In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $313.3 million and $79.5 million at December 31, 2009 and 2008.
The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2009, totaled approximately $3.5 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31	December 31	December 31
	2009	2008	2007

Mortgage servicing rights
Balances, January 1	$732	$276	$248
Servicing rights capitalized	2,807	634	79
Amortization of servicing rights	(529)	(178)	(51)

	3,010	732	276
Impairment allowance	(139)	(4)	(7)

Balances, December 31	$2,871	$728	$269

Commercial Loans
Commercial loans totaled $314.5 million, or 35.5% of total loans as of December 31, 2009, compared to $310.8 million, or 35.2% as of December 31, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2009			December 31, 2008
			Percent of			Percent of
	Number	Amount	Portfolio	Number	Amount	Portfolio

SBA guaranteed loans	53	7,915	2.5%	21	$4,079	1.3%
Municipal government	1	995	0.3%	18	3,258	1.1%
Lines of credit	389	53,587	17.0%	369	54,023	17.4%
Real estate and equipment term loans	805	252,019	80.1%	994	249,482	80.3%

Total	1,248	$314,516	100.0%	1,402	$310,842	100.0%

Fixed rate term loans with a book value of $30.1 million and a fair value of $31.2 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2009 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are level 3 inputs under the fair value hierarchy as described above.
At December 31, 2009 the commercial loan portfolio had $76.8 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, $66.3 million where at their floor at December 31, 2009.
Consumer Loans
Consumer loans totaled $271.2 million, or 30.6% of total loans as of December 31, 2009, compared to $280.1 million, or 31.8% as of December 31, 2008. The total consumer loan portfolio decreased 3.2% in 2009. The decline occurred in the indirect automobile and direct installment loan segments. Horizon tightened its underwriting standards for indirect loans in the fourth quarter of 2007. This, combined with the downturn in the automobile market, caused the drop in loans, as existing loans paid off at a faster rate than new loans that were booked. Direct installment loan declines were the result of a slow economy as consumer loan demand lessened.
Mortgage Warehouse Loans
Horizon’s mortgage warehousing business line has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to payoff the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.
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
(Table dollars in thousands except per share data)
investor would not be able to honor the sales commitment and the mortgage company would not be able to repurchase its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.
Allowance and Provision for Loan Losses/Critical Accounting Policy
At December 31, 2009, the allowance for loan losses was $16.0 million, or 1.80% of total loans outstanding, compared to $11.4 million, or 1.29% at December 31, 2008. During 2009, the provision for loan losses totaled $13.6 million compared to $7.6 million in 2008.
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis. For the year 2009, the provision of $13.6 million is a 79.7% increase from the prior year. Consumer loan charge-offs continue to require provisions for loan losses during the year but appeared to be stabilizing as the amount of consumer charge-offs have decreased over each of the last three quarters. However, the increase in non-performing loans required additional provision expense for loan losses as specific reserves were identified for these loans.
Despite the increased allowance, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2009.
Non-performing Loans
Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31	December 31	December 31
	2009	2008	2007

Non-performing Loans	$17,145	$7,863	$2,949

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

		Non-	Percent	Specific	Percent of
	Loan	Performing	of	Reserves on Non -	Non-performing
December 31, 2009	Balance	Loans	Loans	Performing Loans	Loans

Owner occupied real estate	$138,999	$3,152	2.27%	$700	22.21%
Non owner occupied real estate	100,502	1,677	1.67%	125	7.45%
Residential development	16,101	2,343	14.55%	125	5.34%
Commercial and industrial	58,915	2,057	3.49%	725	35.25%

Total commercial	314,517	9,229	2.93%	1,675	18.15%

Residential mortgage	126,469	4,638	3.67%	441	9.51%
Residential construction	7,423	181	2.43%	71	39.29%
Mortgage warehouse	166,698	—	0.00%	—	0.00%

Total mortgage	300,590	4,819	1.60%	512	10.62%

Direct installment	24,908	387	1.55%	—	0.00%
Indirect installment	136,600	1,089	0.80%	95	8.72%
Home equity	109,702	1,621	1.48%	1,188	73.29%

Total installment	271,210	3,097	1.14%	1,283	41.43%

Total loans	886,317	17,145	1.93%	3,470	20.24%
Allowance for loan losses	(16,015)

Net loans	$870,302	$17,145	1.97%	$3,470	20.24%

Non-performing loans total 107.1% of the allowance for loan losses at December 31, 2009, compared to 68.9% and 30.1% of the allowance for loan losses on December 31, 2008 and 2007. Non-performing loans at December 31, 2009 totaled $17.1 million which was 1.92% of total loans. This is an increase from a balance of $7.9 million on December 31, 2008, which was 0.89% of total loans. Horizon’s non-performing loan statistics, while having increased from the prior year, still compare favorably to National and State of Indiana1 peer bank averages of 4.48% and 2.71% of total loans as of September 30, 2009.
Non-performing commercial loans increased by $4.1 million from December 31, 2008. This increase came from both the commercial real estate and commercial and industrial segments of the portfolio. Economic conditions are the primary reason for causing distressed demand for real estate and durable goods, and many real estate developers and small businesses are experiencing significant declines in revenue and profits.
The increase in non-performing loans over the past year is also due to an increase in mortgage and consumer installment borrowers under Chapter 13 bankruptcy repayment plans. The majority of consumer borrowers under Chapter 13 repayment plans are paying as agreed, but these loans remain on non-accrual status as until six consecutive payments are made under the plan. Because of the time it takes for repayment plans to be approved and the six consecutive payments to be made, the level of non-performing consumer installment loans have increased as the level of charge-offs in the consumer portfolio has decreased. The Company also saw an increase in trouble debt restructuring, primarily in the mortgage loans, during 2009. If a trouble debt restructured loans performs under its new structure for six consecutive months it is considered performing and not included with the non-performing loans. The increase in the Company’s non-performing loans over the past year can be attributed to the slower economy and continued high local unemployment causing lower business revenues and increased consumer bankruptcies.
Non-accrual loans totaled $11.9 million on December 31, 2009 up from $7.0 million on December 31, 2008. Non-accrual loans to restaurant operators totaled $2.6 million at December 31, 2009. Non-accrual loans to home builders and land developers totaled $2.2 million on December 31, 2009. Mortgage loans on non-accrual totaled $4.6 million at December 31, 2009. Consumer loans on non-accrual increased to $2.5 million primarily due to an increase in the number of consumer bankruptcy filings.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Loans 90 days delinquent but still accruing interest totaled $1.7 million on December 31, 2009, up from $831,000 on December 31, 2008. Horizon’s policy is to place loans over 90 days delinquent on non-accrual unless they are in the process of collection and a full recovery is expected.
A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral. (See Note 6 of the audited financial statements for further discussion of impaired loans)
Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1 – 4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to non-accrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

	December 31	December 31	December 31
	2009	2008	2007

Other real estate owned	$1,730	$2,772	$238
OREO totaled $1.7 million on December 31, 2009 down from $2.8 million on December 31, 2008. On December 31, 2009, OREO was comprised of 32 properties. Of these, 31 totaling $1.6 million were residential, and the balance was commercial real estate. Repossessed property totaled $23,000 on December 31, 2009 consists primarily of vehicles.
No mortgage warehouse loans were non-performing or OREO as of December 31, 2009 or December 31, 2008.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Deferred Tax Asset
Horizon had a deferred tax asset at December 31, 2009 and 2008 totaling $701,000 and $2.6 million. The following table shows the major components of deferred tax:

	December 31	December 31
	2009	2008

Assets
Allowance for loan losses	$5,849	$4,516
Director and employee benefits	1,057	1,133
Other	32	—

Total assets	6,938	5,649

Liabilities
Depreciation	(1,241)	(1,146)
Difference in expense recognition	(148)	(130)
Federal Home Loan Bank stock dividends	(298)	(319)
Difference in basis of intangible assets	(1,547)	(685)
Difference in basis of assets	—	(91)
Unrealized gain on securities available for sale	(2,930)	(338)
Other	(73)	(360)

Total liabilities	(6,237)	(3,069)

Net deferred tax asset	$701	$2,580

Horizon anticipates continued earnings and therefore determined there is no impairment to this asset.
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are superior to those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $951.7 million at December 31, 2009, compared to $841.2 million at December 31, 2008, or an increase of 13.1%. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Year Ending December 31			Year Ending December 31
	2009	2008	2007	2009	2008	2007

Noninterest-bearing demand deposits	$84,209	$77,600	$76,530
Interest-bearing demand deposits	261,411	234,526	202,453	0.57%	1.36%	2.73%
Savings deposits	35,828	31,182	31,431	0.18%	0.29%	0.28%
Money market	121,983	95,483	112,266	0.83%	1.56%	3.30%
Time deposits	381,033	372,677	402,287	3.21%	3.96%	4.75%

Total deposits	$884,464	$811,468	$824,967

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

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2009:

Due in three months or less	$21,598
Due after three months through six months	19,876
Due after six months through one year	32,355
Due after one year	112,407

Total	$186,236

Interest expense on time certificates of $100,000 or more was approximately $6.3 million, $3.9 million, and $5.1 million for 2009, 2008, and 2007.
Off-Balance Sheet Arrangements
As of December 31, 2009, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
Contractual Obligations
The following tables summarize Horizon’s contractual obligations and other commitments to make payment as of December 31, 2009:

		Within	One to	Three to	After Five
	Total	One Year	Three Years	Five Years	Years
Deposits	$356,703	$162,885	$144,164	$28,924	$20,730
Borrowings (1)	311,853	127,126	71,365	15,192	98,170
Subordinated debentures (2)	27,837	—	—	—	27,837

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 11 in Horizon’s Consolidated Financial Statements.

(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisition of Alliance. See Note 12 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
		Greater
	Within One	Than
	Year	One Year

Letters of credit	$1,309	$192
Unfunded loan commitments	54,330	135,127

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2009. Stockholders’ equity totaled $114.6 million as of December 31, 2009, compared to $103.4 million as of December 31, 2008. At year-end 2009, the ratio of stockholders’ equity to assets was 8.26% compared to 7.91% for 2008. Tangible equity to tangible assets was 7.78% at December 31, 2009 compared to 7.37% at December 31, 2008. Book value per common share at December 31, 2009 increased to $27.67 compared to $24.68 at December 31, 2008. Horizon’s capital increased during 2009 as a result of increased earnings, net of dividends declared, exercise of stock options net of tax, improvement in unrealized gain (loss) on securities available for sale, and the amortization of unearned compensation.
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
Horizon declared dividends in the amount of $.68 per share in 2009, and $.66 per share in 2008, and $.59 per share in 2007. The dividend payout ratio (dividends as a percent of net income) was 24.4% for 2009, 23.9% for 2008, and 23.5% for 2007. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.
In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II issued $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034, and are non-callable for five years from the issue date. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and are being amortized to the first call date of the securities.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III issued $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% and mature on January 30, 2037, and are non-callable for five years from the issue date. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.
The Company assumed additional debentures as the result of the acquisition of Alliance in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
bear interest at a rate of 90-day LIBOR plus 2.65%, mature in June 2034, and are non-callable for five years from the issue date. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Recent Developments
On December 29, 2009, Horizon announced the signing of a definitive agreement to purchase substantially all of the banking-related assets and assume all deposits and certain other liabilities of American Trust & Savings Bank (“American”) headquartered in Whiting, Indiana and its parent company Am Tru, Inc. (“Am Tru”).
Under the terms of the agreement Horizon will purchase most of the banking-related assets of American (with an estimated value of approximately $110.0 million) and will assume all the deposits, federal home loan bank advances, and accrued interest payable in the approximate amount of $112.0 million. In addition, Horizon will pay a three percent premium on core deposits estimated to be $2.1 million and $500,000 in additional consideration. Horizon will not be purchasing approximately $12.0 million of loan participations owned by American or assuming any contingent liabilities. All values are approximate and based upon September 30, 2009 information and financial results. The transaction costs related to the acquisition are estimated to be $500,000. This transaction is subject to approval by the shareholders of American and Am Tru and bank regulators. This transaction is expected to close in the second quarter of 2010.
Results of Operations
Net Income
Consolidated net income was $9.14 million or $2.37 per diluted share in 2009, $8.97 million or $2.75 per diluted share in 2008, and $8.14 million or $2.51 per share in 2007. Diluted earnings per share were reduced by $0.43 for the twelve months ending December 31, 2009 resulting from the preferred stock dividends and the accretion of the discount on the preferred stock. The preferred stock was issued late in the fourth quarter 2008 and therefore did not significantly impact diluted earnings per share for the twelve month periods ending December 31, 2008 or 2007.
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
The reduction in interest rates during 2009 and 2008 has influenced the cost of the Company’s interest bearing liabilities more significantly than the reduction in yields received on the Company’s interest earning assets, resulting in an increase of the net interest margin during 2009 and 2008. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.
Net interest income during 2009 was $44.8 million, an increase of $7.4 million or 19.8% over the $37.4 million earned during the same period in 2008. Yields on the Company’s interest-earning assets decreased by 52 basis points to 5.85% during 2009 from 6.37% for the same period in 2008. Interest income increased $2.5 million from $70.2 million for 2008 to $72.7 million for the same period in 2009. This increase was due to the increased volume in interest earning assets partially offset by the decrease in the yield on interest earning assets.
Rates paid on interest-bearing liabilities decreased by 72 basis points during the same period due to the lower interest rate environment. Interest expense decreased $5.0 million from $32.9 million for 2008 to $27.9 million for the same period in

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
2009. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 21 basis points from 3.45% for 2008 to 3.66% in 2009.

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$25,551	$56	0.22%	$17,040	$443	2.60%	$2,854	$142	4.98%
Interest-earning deposits (1)	7,170	16	0.22%	6,430	148	2.30%	2,602	125	4.80%
Investment securities — taxable	247,903	10,813	4.36%	174,427	8,520	4.88%	169,295	8,122	4.80%
Investment securities — non-taxable (2)	97,913	3,942	5.75%	80,151	3,323	5.92%	74,222	3,061	5.89%
Loans receivable (2)(3)(4)	892,431	57,836	6.49%	848,279	57,801	6.82%	853,314	63,618	7.46%

Total interest-earning assets (2)	1,270,968	72,663	5.85%	1,126,327	70,235	6.37%	1,102,287	75,068	6.94%

Noninterest-earning assets
Cash and due from banks	15,344			17,397			20,312
Allowance for loan losses	(12,372)			(9,930)			(8,680)
Other assets	77,215			69,769			66,481

	$1,351,155			$1,203,563			$1,180,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$800,255	$14,792	1.85%	$733,868	$19,536	2.66%	$748,437	$28,442	3.80%
Borrowings	318,661	11,696	3.67%	280,766	11,772	4.19%	251,740	11,505	4.57%
Subordinated debentures	27,837	1,406	5.05%	27,837	1,577	5.67%	30,599	2,313	7.56%

Total interest-bearing liabilities	1,146,753	27,894	2.43%	1,042,471	32,885	3.15%	1,030,776	42,260	4.10%

Noninterest-bearing liabilities
Demand deposits	84,209			77,600			76,530
Accrued interest payable and other liabilities	9,215			7,001			6,870
Shareholders’ equity	110,978			76,491			66,224

	$1,351,155			$1,203,563			$1,180,400

Net interest income/spread		$44,769	3.42%		$37,350	3.21%		$32,808	2.84%

Net interest income as a percent of average interest earning assets (2)			3.66%			3.45%			3.10%

(1)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2009.

(2)	Yields are presented on a tax-equivalent basis.

(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(4)	Loan fees and late fees included in interest on loans aggregated $4.2 million, $3,5 million, and $3,3 million in 2009, 2008, and 2007.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

		2009 - 2008			2008-2007
		Change	Change		Change	Change
	Total	Due To	Due To	Total	Due To	Due To
	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Federal funds sold	$(387)	$150	$(537)	$301	$398	$(97)
Interest-earning deposits	(132)	15	(147)	23	113	(90)
Investment securities — taxable	2,293	3,283	(990)	398	249	149
Investment securities — non-taxable	619	1,025	(406)	262	351	(89)
Loans receivable	35	2,936	(2,901)	(5,817)	(374)	(5,443)

Total interest income	2,428	7,409	(4,981)	(4,833)	737	(5,570)

Interest Expense
Interest-bearing deposits	(4,744)	1,644	(6,388)	(8,906)	(544)	(8,362)
Borrowings	(76)	1,486	(1,562)	267	1,263	(996)
Subordinated debentures	(171)	—	(171)	(736)	(195)	(541)

Total interest expense	(4,991)	3,130	(8,121)	(9,375)	524	(9,899)

Net interest income	$7,419	$4,279	$3,140	$4,542	$213	$4,329

The net interest margin for 2008 was 3.45% compared to 3.10% in 2007. Short-term interest rates declined through 2008. This decline in short-term rates reduced Horizon’s funding costs by an amount that exceeded the decline in yields on earning assets. Horizon’s cost of funds dropped 95 basis points during 2008 while the yield on earning assets declined 57 basis points. Horizon reduced deposit rates in line with the short-term rate decreases that were put in place by the Federal Open Market Committee. In addition, a large amount of Certificates of Deposit matured during the first half of 2008 and were renewed at lower rates. Additionally, at December 31, 2008, all mortgage warehouse loans ($123.3 million) and certain home equity and commercial loans (totaling approximately $136.0 million) reached contractual rate floors. This improved the net interest margin as funding costs continued to decline during both 2008 and 2009.
Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31	December 31	December 31
	2009	2008	2007

Commercial	$313,623	$305,127	$291,656
Residential mortgage	147,765	182,963	228,466
Mortgage warehouse	157,057	77,091	70,279
Installment	273,986	283,098	262,913

Total average loans	$892,431	$848,279	$853,314

Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During 2009 the provision for loan losses totaled $13.6 million compared to $7.6 million in the prior year for the same period. Commercial loan net charge-offs during 2009 were $2.4 million, residential mortgage loan net charge-offs were $432,000, and installment loan net charge-offs were $6.2 million. During the second quarter the Company determined that five recreational vehicle loans were part of a loan fraud perpetrated by a single recreational vehicle dealer. These loans resulted in $1.4 million of the installment loan charge-offs included in the results for 2009. The level of consumer loan charge-offs continued to add to the need for a higher provision for loan losses but appeared to be stabilizing as the amount of consumer charge-offs have decreased over the last two quarters. However, the increase in non-performing loans has contributed to the need for additional provision expense for loan losses as specific reserves are identified for non-performing residential mortgage and commercial loans.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-interest Income
The following is a summary of changes in non-interest income:

			2008 to 2009			2007 to 2008
	December 31	December 31	Amount	Percent	December 31	Amount	Percent
Non-interest income	2009	2008	Change	Change	2007	Change	Change

Service charges on deposit accounts	$3,858	$3,885	$(27)	-0.7%	$3,469	$416	12.0%
Wire transfer fees	921	528	393	74.4%	357	171	47.9%
Interchange fees	1,864	846	1,018	120.3%	862	(16)	-1.9%
Fiduciary activities	3,336	3,713	(377)	-10.2%	3,556	157	4.4%
Gain (loss) on sale of securities	795	(15)	810	5400.0%	2	(17)	-850.0%
Gain on sale of mortgage loans	6,107	2,979	3,128	105.0%	2,566	413	16.1%
Mortgage servicing net of impairment	(134)	20	(154)	-770.0%	5	15	300.0%
Increase in cash surrender value of
bank owned life insurance	720	920	(200)	-21.7%	920	—	0.0%
Death benefit on officer life insurance	—	538	(538)	-100.0%	—	538	100.0%
Other income	389	417	(28)	-6.7%	534	(117)	-21.9%

Total non-interest income	$17,856	$13,831	$4,025	29.1%	$12,271	$1,560	12.7%

The gain on sale of mortgage loans contributed significantly to the increase in non-interest income during 2009. Residential mortgage refinancing generated higher volumes of loan sales during the 2009 as the Company’s residential mortgage loan division provided customers with the needed service to lower their mortgage interest rates along with an increase in first time home buyers due to the personal income tax incentives available. During 2009 the Company originated approximately $335.9 million of mortgage loans to be sold on the secondary market compared to $140.5 million for the same period in 2008. A net gain on the sale of securities of $795,000 was realized during the year as our analysis determined that market conditions provided the opportunity to add these gains to capital without negatively impacting long term earnings. Wire transfer fee income has increased compared to the prior year as the Company’s mortgage warehouse business line has had more activity due to increased residential mortgage refinancing volume. Interchange fees also contributed to the increase in non-interest income due to higher levels of activity in ATM and debit card transactions. These increases were offset by a decrease in fiduciary activity from less fee income from the Bank’s trust department, lower mortgage servicing income due to impairment charges in the Company’s mortgage servicing asset, a decrease in the amount of added cash surrender value on bank owned life insurance due to lower returns on the related assets, and not replacing the income recorded in 2008 from the death benefit on officer life insurance.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-interest Expense
The following is a summary of changes in non-interest expense:

			2008 to 2009			2007 to 2008
	December 31	December 31	Amount	Percent	December 31	Amount	Percent
Non-interest expense	2009	2008	Change	Change	2007	Change	Change

Salaries	$12,518	$11,730	$788	6.7%	$11,718	$12	0.1%
Commission and bonuses	3,221	1,947	1,274	65.4%	2,290	(343)	-15.0%
Employee benefits	3,465	3,072	393	12.8%	3,146	(74)	-2.4%
Net occupancy expenses	3,796	3,775	21	0.6%	3,602	173	4.8%
Data processing	1,582	1,437	145	10.1%	1,333	104	7.8%
Professional fees	1,413	1,133	280	24.7%	1,169	(36)	-3.1%
Outside services and consultants	1,471	1,313	158	12.0%	1,174	139	11.8%
Loan expense	2,611	2,223	388	17.5%	1,402	821	58.6%
FDIC deposit insurance	2,126	546	1,580	289.4%	99	447	451.5%
Other losses	510	413	97	23.5%	238	175	73.5%
Other expenses	5,099	5,190	(91)	-1.8%	4,973	217	4.4%

Total non-interest expense	$37,812	$32,779	$5,033	15.4%	$31,144	$1,635	5.2%

Non-interest expense increased in 2009 compared to 2008. Salaries increased from the prior year primarily due to branch expansion and annual merit increases. Commissions and bonuses increased primarily due to the commissions and bonuses paid to the mortgage loan division from the higher mortgage loan volume during 2009. Employee benefits increased during 2009 from the higher cost of employee insurance related benefits along with the incremental increases as they directly relate to the higher salaries and commissions paid during 2009. Professional fees were higher compared to last year due to increasing rules and regulations requiring professional assistance from legal and accounting professionals. Also, loan expense was up from the prior year due to the increased volume of loan originations. The Company’s FDIC expense has increased significantly due to higher assessment rates along with the special FDIC assessment of $663,000 that was recorded in the second quarter of 2009 and due to the TLGP assessments. The FDIC has extended this insurance protection from December 31, 2009 until June 30, 2010, at a cost of 15 basis points per $100 of insured deposits for financial institutions assigned to Risk Category I, unless a participating financial institution opted out on or before November 2, 2009. The Bank did not opt out, so this enhanced insurance protection will be available to its customers through June 30, 2010. Deposit insurance will remain higher based on the FDIC’s rate increases. Other losses for 2009 include a one-time charge of $100,000 for the deductible paid on a wire transfer fraud totaling $210,000 perpetrated on the bank during the first quarter of 2009.
Income Taxes
Income tax expense for 2009 was $2.1 million compared to $1.9 million of tax expense for during 2008. The effective tax rate for 2009 was 18.5% compared to 17.2% in 2008 and 25.1% in 2007.
Tax refunds were received in both in 2009 and 2008 in the amounts of $100,000 and $163,000. Considering the impact of the $538,000 of income received in the second quarter of 2008 from the death benefit on officer life insurance which was tax free and reduced taxable income and the tax refunds received in both periods, the effective tax rates would have been 19.4% for 2009 compared to 20.7% in 2008.
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

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). At December 31, 2009, Horizon has available approximately $289.7 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:
•	Horizon has outstanding borrowings of over $142.8 million with the FHLB and total borrowing capacity with the FHLB of $246.1 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources making it cheaper to borrow money from the FHLB. Continued and additional financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could increase creating an additional need for funding.

•	Horizon has a total of $99.0 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be pulled at any time by the correspondent banks.

•	A downgrade in Horizon’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

•	Horizon anticipates spending $2.0 million for premises and equipment during 2010, including one full service office. These purchases will be funded through normal operations.
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
In response to a financial crisis that was affecting the banking system and financial markets in 2008, EESA was signed into law on October 3, 2008, and established TARP. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On December 19, 2008 Horizon completed the sale to the Treasury of $25.0 million of Series A Preferred Shares as part of the CPP.
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

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
During 2009, cash flows were generated primarily from net proceeds from deposits of $110.5 million and sales, maturities, and prepayments of investment securities of $127.5 million. Cash flows were used to purchase investments totaling $162.4 million, increase loans $21.7 million and reduce borrowings by a net $40.4 million. The net cash and cash equivalent position increased by $27.9 million during 2009.
Interest Sensitivity
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on one model at December 31, 2009 that assumes a lag in repricing, the amount of assets that reprice within one year were 140% of liabilities that reprice within one year. This same model at December 31, 2008, reported that the amount of assets that reprice within one year were approximately 109% of the amount of liabilities that reprice within the same time period. 2009 was a declining rate environment and the rates on liabilities continued to repriced at lower rates due to managements ability to lower those rates. The impact of the interest rate reduction along with interest rate floors on certain loans positively impacted the net interest margin during 2009.

	Rate Sensitivity
		> 3 Months		Greater
	3 Months	& < 6	> 6 Months	Than 1
	or Less	Months	& < 1 Year	Year	Total

Loans	$405,434	$74,618	$106,576	$305,392	$892,020
Federal Funds Sold	15,000	—	—	—	15,000
Interest-Bearing balances with Banks	4,733	—	—	—	4,733
Investment securities with FRB and FHLB stock	28,038	25,939	31,019	272,982	357,978
Other assets	23,778	—	—	93,511	117,289

Total Assets	$476,983	$100,557	$137,595	$671,885	$1,387,020

Noninterest-bearing deposits	$5,225	$4,185	$7,540	$67,407	$84,357
Interest-bearing deposits	157,992	87,243	157,061	465,055	867,351
Borrowed Funds	52,954	2,554	35,018	221,327	311,853
Other Liabilities	—	—	—	8,854	8,854
Stockholders’ equity	—	—	—	114,605	114,605

Total liabilities and stockholder’s equity	$216,171	$93,982	$199,619	$877,248	$1,387,020

GAP	$260,812	$6,575	$(62,024)	$(205,363)
Cumulative GAP	$260,812	$267,387	$205,363

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Included in the GAP analysis are certain interest-bearing demand accounts and savings accounts. These interest-bearing accounts are subject to immediate withdrawal. However, Horizon considers approximately 62.5% of these deposits to be insensitive to gradual changes in interest rates and generally to behave like deposits with longer maturities based upon historical experience and managements ability to change rates. Due to management’s ability to change some deposit rates along with $329.5 million of Horizon’s adjustable rate loans at their floor, another model was developed to better assist management in determining the balance sheets repricing sensitivity to these variables. This model reported that the amount of assets that reprice within one year were approximately 83% of the amount of liabilities that reprice within the same time period. Management utilizes both models to best determine their balance sheet management.

	Repricing Sensitivity
		> 3 Months		Greater
	3 Months	& < 6	> 6 Months	Than 1
	or Less	Months	& < 1 Year	Year	Total

Loans	$413,587	$70,046	$104,906	$303,481	$892,020
Federal Funds Sold	15,000	—	—	—	15,000
Interest-Bearing balances with Banks	4,733	—	—	—	4,733
Investment securities with FRB and FHLB stock	28,038	25,939	31,019	272,982	357,978
Other assets	23,778	—	—	93,511	117,289

Total Assets	$485,136	$95,985	$135,925	$669,974	$1,387,020

Noninterest-bearing deposits	$84,357	$—	$—	$—	$84,357
Interest-bearing deposits	570,249	39,250	64,034	193,818	867,351
Borrowed Funds	71,497	235	30,395	209,726	311,853
Other Liabilities	—	—	—	8,854	8,854
Stockholders’ equity	—	—	—	114,605	114,605

Total liabilities and stockholder’s equity	$726,103	$39,485	$94,429	$527,003	$1,387,020

GAP	$(240,967)	$56,500	$41,496	$142,971
Cumulative GAP	$(240,967)	$(184,467)	$(142,971)
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
The table, which follows, provides information about Horizon’s financial instruments that are sensitive to changes in interest rates as of December 31, 2009. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.
Quantitative Disclosure of Market Risk

								Fair Value
						2015		December 31
	2010	2011	2012	2013	2014	& Beyond	Total	2009

Rate-sensitive assets
Fixed interest rate loans	$179,694	$89,061	$55,643	$31,287	$13,956	$12,104	$381,745	$373,433
Average interest rate	6.72%	7.28%	7.40%	7.37%	7.33%	7.31%	7.04%
Variable interest rate loans	408,845	52,558	24,242	18,193	4,904	1,533	510,275	533,821
Average interest rate	5.32%	5.88%	6.06%	5.99%	5.62%	5.76%	5.44%

Total loans	588,539	141,619	79,885	49,480	18,860	13,637	892,020	907,254
Average interest rate	5.75%	6.76%	6.99%	6.87%	6.89%	7.13%	6.13%
Securities, including FRB and FHLB stock	84,996	46,225	43,186	28,634	27,420	127,517	357,978	357,978
Average interest rate	3.92%	4.84%	4.47%	4.52%	4.54%	4.36%	4.36%
Other interest-bearing assets	19,734	—	—	—	—	—	19,734	19,734
Average interest rate	0.56%	0.00%	0.00%	0.00%	0.00%	0.00%	0.56%

Total earnings assets	$693,269	$187,844	$123,071	$78,114	$46,280	$141,154	$1,269,732	$1,284,966

Average interest rate	5.38%	6.29%	6.11%	6.01%	5.50%	4.62%	5.54%

Rate-sensitive liabilities
Noninterest-bearing deposits	$84,357	$—	$—	$—	$—	$1	$84,358	$84,357
NOW accounts	152,345	50,387	36,306	26,792	18,027	111,322	395,179	356,964
Average interest rate	0.27%	0.32%	0.33%	0.33%	0.35%	0.35%	0.31%
Savings and money market accounts	37,622	24,895	16,640	11,117	7,359	17,837	115,470	111,045
Average interest rate	0.22%	0.21%	0.21%	0.20%	0.19%	0.17%	0.20%
Certificates of deposit	162,885	101,073	43,091	14,913	14,010	20,730	356,702	362,612
Average interest rate	2.67%	3.22%	3.07%	3.24%	3.00%	3.76%	2.97%

Total deposits	437,209	176,355	96,037	52,822	39,396	149,890	951,709	914,978
Average interest rate	1.11%	1.97%	1.54%	1.13%	1.26%	0.80%	1.27%
Fixed interest rate borrowings	80,890	40,689	30,677	15,108	84	70,332	237,780	262,745
Average interest rate	4.87%	4.76%	5.07%	3.77%	4.57%	3.43%	4.38%
Variable interest rate borrowings	74,073	—	—	—	—	—	74,073	69,072
Average interest rate	0.15%	0.00%	0.00%	0.00%	0.00%	0.00%	0.15%

Total funds	$592,172	$217,044	$126,714	$67,930	$39,480	$220,222	$1,263,562	$1,246,795

Average interest rate	1.51%	2.49%	2.39%	1.71%	1.27%	1.64%	1.79%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under this item is incorporated by reference to the information appearing in management’s discussion and analysis of financial condition and results of operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Horizon Bancorp And Subsidiaries
Consolidated Financial Statements

Horizon Bancorp And Subsidiaries
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31	December 31
	2009	2008

Assets
Cash and due from banks	$63,919	$36,001
Interest-bearing deposits	4,783	2,679
Investment securities, available for sale	333,132	301,638
Investment securities, held to maturity	11,657	1,630
Loans held for sale	5,703	5,955
Loans, net of allowance for loan losses of $16,015 and $11,410	870,302	870,557
Premises and equipment	30,534	28,280
Federal Reserve and Federal Home Loan Bank stock	13,189	12,625
Goodwill	5,787	5,787
Other intangible assets	1,447	1,751
Interest receivable	5,986	5,708
Cash value life insurance	23,139	22,451
Other assets	17,442	11,795

Total assets	$1,387,020	$1,306,857

Liabilities
Deposits
Non-interest bearing	$84,357	$83,642
Interest bearing	867,351	757,527

Total deposits	951,708	841,169
Borrowings	284,016	324,383
Subordinated debentures	27,837	27,837
Interest payable	1,135	1,910
Other liabilities	7,719	8,208

Total liabilities	1,272,415	1,203,507

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value
Authorized, 1,000,000 shares
Issued 25,000 shares	24,306	24,154
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 3,273,881 and 3,254,482 shares	1,119	1,114
Additional paid-in capital	10,030	9,650
Retained earnings	73,431	67,804
Accumulated other comprehensive income	5,719	628

Total stockholders’ equity	114,605	103,350

Total liabilities and stockholders’ equity	$1,387,020	$1,306,857

See notes to consolidated financial statements

Horizon Bancorp And Subsidiaries
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2009	2008	2007

Interest Income
Loans receivable	$57,836	$57,801	$63,618
Investment securities
Taxable	10,885	9,111	8,389
Tax exempt	3,942	3,323	3,061

Total interest income	72,663	70,235	75,068

Interest Expense
Deposits	14,792	19,536	28,442
Borrowed funds	11,696	11,772	11,505
Subordinated debentures	1,406	1,577	2,313

Total interest expense	27,894	32,885	42,260

Net Interest Income	44,769	37,350	32,808
Provision for loan losses	13,603	7,568	3,068

Net Interest Income after Provision for Loan Losses	31,166	29,782	29,740

Other Income
Service charges on deposit accounts	3,858	3,885	3,469
Wire transfer fees	921	528	357
Interchange fees	1,864	846	862
Fiduciary activities	3,336	3,713	3,556
Gain (loss) on sale of securities	795	(15)	2
Gain on sale of mortgage loans	6,107	2,979	2,566
Mortgage servicing net of impairment	(134)	20	5
Increase in cash surrender value of bank owned life insurance	720	920	920
Death benefit on officer life insurance	—	538	—
Other income	389	417	534

Total other income	17,856	13,831	12,271

Other Expenses
Salaries and employee benefits	19,204	16,749	17,154
Net occupancy expenses	3,796	3,775	3,602
Data processing	1,582	1,437	1,333
Professional fees	1,413	1,133	1,169
Outside services and consultants	1,471	1,313	1,174
Loan expense	2,611	2,223	1,402
FDIC insurance expense	2,126	546	99
Other losses	510	413	238
Other expenses	5,099	5,190	4,973

Total other expenses	37,812	32,779	31,144

Income Before Income Tax	11,210	10,834	10,867
Income tax expense	2,070	1,862	2,727

Net Income	9,140	8,972	8,140
Preferred stock dividend and discount accretion	(1,402)	(45)	—

Net Income Available to Common Shareholders	$7,738	$8,927	$8,140

Basic Earnings Per Share	$2.39	$2.78	$2.54
Diluted Earnings Per Share	2.37	2.75	2.51
See notes to consolidated financial statements

Horizon Bancorp And Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income (loss)	Total

Balances, January 1, 2007	$—	$1,111	$8,077		$54,196	$(1,507)	$61,877
Net income				$8,140	8,140		8,140
Other comprehensive income (loss), net of tax:
Unrealized gain on securities				1,570		1,570	1,570

Comprehensive income				$9,710

Adjustment to accrued income taxes upon adoption of financial interpretation 48					563		563
Amortization of unearned compensation			240				240
Issuance of restricted shares		2	(2)				—
Exercise of stock options		3	132				135

Tax benefit related to stock options			68				68

Reversal of compensation expense for forfeiture of non-vested shares		(2)	(82)				(84)
Stock option expense			53				53
Cash dividends on common stock ($.59 per share)					(1,917)		(1,917)

Balances, December 31, 2007	$—	$1,114	$8,486		$60,982	$63	$70,645
Net income				$8,972	8,972		8,972
Issuance of preferred stock	25,000						25,000
Discount on preferred stock	(849)		849				—
Amortization of discount on preferred stock	3				(3)		—
Other comprehensive income (loss), net of tax:
Unrealized gain on securities				1,118		1,118	1,118
Unrealized loss on derivative instruments				(553)		(553)	(553)

Comprehensive income				$9,537

Amortization of unearned Compensation			233				233
Exercise of stock options			35				35

Tax benefit related to stock options			8				8
Stock option expense			39				39
Cash dividends on common stock ($.66 per share)					(2,147)		(2,147)

Balances, December 31, 2008	$24,154	$1,114	$9,650		$67,804	$628	$103,350
Net income				$9,140	9,140		9,140
Amortization of discount on preferred stock	152				(152)		—
Other comprehensive income, net of tax:
Unrealized gain on securities				4,260		4,260	4,260
Unrealized gain on derivative Instruments				831		831	831

Comprehensive income				$14,231

Amortization of unearned Compensation			164				164
Issuance of restricted shares		3	93				96
Exercise of stock options		2	66				68

Tax benefit related to stock options			18				18
Stock option expense			39				39
Cash dividends on preferred stock (5.00%)					(1,132)		(1,132)
Cash dividends on common stock ($.68 per share)					(2,229)		(2,229)

Balances, December 31, 2009	$24,306	$1,119	$10,030		$73,431	$5,719	$114,605

See notes to consolidated financial statements

Horizon Bancorp And Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Years Ended December 31
	2009	2008	2007

Operating Activities
Net income	$9,140	$8,972	$8,140
Items not requiring (providing) cash
Provision for loan losses	13,603	7,568	3,068
Depreciation and amortization	2,280	2,321	2,278
Share based compensation	39	39	53
Mortgage servicing rights impairment	135	(20)	(5)
Deferred income tax	(713)	(485)	(225)
Premium amortization on securities available for sale, net	729	(266)	121
(Gain) loss on sale of investment securities	(795)	15	(2)
Gain on sale of mortgage loans	(6,107)	(2,554)	(2,566)
Proceeds from sales of loans	339,424	145,473	135,436
Loans originated for sale	(335,871)	(140,462)	(128,180)
Increase in cash surrender value of life insurance	(720)	(36)	(920)
Loss on sale of other real estate owned	9	(22)	(10)
Net change in
Interest receivable	(278)	189	197
Interest payable	(775)	(790)	668
Other assets	(5,704)	(769)	47
Other liabilities	316	442	648

Net cash provided by operating activities	14,712	19,615	18,748

Investing Activities
Net change in interest-bearing deposits	(2,104)	(2,430)	649
Purchases of securities available for sale	(137,723)	(115,895)	(51,822)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	112,377	50,903	62,519
Purchase of securities held to maturity	(24,726)	(1,800)	—
Proceeds from maturities of securities held to maturity	15,171	170	—
Purchases of FRB and FHLB stock, net of redemption	(564)	—	(489)
Net change in loans	(21,643)	(39,054)	(48,161)
Proceeds on sale of OREO and repossessed assets	8,242	434	388
Recoveries on loans previously charged-off	1,249	1,037	722
Purchases of premises and equipment	(4,066)	(5,442)	(3,001)
Purchases of bank owned life insurance	—	—	(8,000)
Proceeds from sale of loans transferred to held for sale	—	37,695	—
Gain on sale of loans transferred to held for sale	—	(193)	—

Net cash used in investing activities	(53,787)	(74,575)	(47,195)

Financing Activities
Net change in
Deposits	110,539	(52,495)	(20,309)
Borrowings	(40,367)	65,531	59,059
Redemption of trust preferred securities	—	—	(12,372)
Proceeds from issuance of preferred stock	—	25,000	—
Proceeds from issuance of stock	164	35	135
Tax benefit from issuance of stock	18	8	68
Dividends paid on preferred shares	(1,132)	—	—
Dividends paid on common shares	(2,229)	(2,147)	(1,917)

Net cash provided by financing activities	66,993	35,932	24,664

Net Change in Cash and Cash Equivalent	27,918	(19,028)	(3,783)
Cash and Cash Equivalents, Beginning of Period	36,001	55,029	58,812

Cash and Cash Equivalents, End of Period	$63,919	$36,001	$55,029

Additional Cash Flows Information
Interest paid	$28,668	$33,675	$41,592
Income taxes paid	3,155	2,935	2,630
Transfer of loans to other real estate owned	6,481	3,157	679
See notes to consolidated financial statements

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Business — The consolidated financial statements of Horizon Bancorp (Horizon) and its wholly owned subsidiary, Horizon Bank, N.A. (Bank) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.
The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank has two active wholly owned subsidiaries, Horizon Investments, Inc. (Investment Company) and Horizon Grantor Trust. Horizon Investments, Inc. manages the investment portfolio of the Bank. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Bank maintains 19 full service facilities. The Bank also wholly owns Horizon Insurance Services, Inc. (Insurance Agency) which is inactive, but previously offered a full line of personal insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the insurance agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.
Horizon formed Horizon Statutory Trust II in 2004 and Horizon Bancorp Capital Trust III in 2006 for the purpose of participating in Pooled Trust Preferred Stock offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005 which formed Alliance Financial Statutory Trust I (Alliance Trust). See Note 12 for further discussion regarding these previously consolidated entities that are now reported separately.
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
Fair Value Measurements — Horizon uses fair value measurements to record fair value adjustments, to certain assets, and liabilities and to determine fair value disclosures. Effective January 1, 2008, Horizon adopted Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures for all applicable financial and nonfinancial assets and liabilities. This accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.
As defined in codification, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants. It represents an exit price at the measurement date. Market participants are buyers and sellers, who are independent, knowledgeable, and willing and able to transact in the principal (or most advantageous) market for the asset or liability being measured. Current market conditions, including imbalances between supply and demand, are considered in determining fair value. Horizon values its assets and liabilities in the principal market where it sells the particular asset or transfers the liability with the greatest volume and level of activity. In the absence of a principal market, the valuation is based on the most advantageous market for the asset or liability (i.e., the market where the asset could be sold or the liability transferred at a price that maximizes the amount to be received for the asset or minimizes the amount to be paid to transfer the liability).
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

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
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

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Northwest Indiana and southwest Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 35% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 15% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 31% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 19% of the loan portfolio and are secured by residential real estate.
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
Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale under ASC 860, Transfers and Servicing and therefore is accounted for as a secured borrowing with pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to payoff the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.
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

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The conditions evaluated in connection with the qualitative allowance may include factors such as local, regional and national economic conditions and forecasts, concentrations of credit and changes in the composition of the portfolio.
Loan Impairment — When analysis determines a borrower’s operating results and financial condition are not adequate to meet debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally placed on non-accrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans or portions thereof, are charged-off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due.
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
Goodwill — Goodwill is tested annually for impairment. At December 31, 2009, Horizon had core deposit intangibles of $1.4 million subject to amortization and $5.8 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $5.8 million at December 31, 2009 and 2008. A large majority of the goodwill relates to the acquisition of Alliance Financial Corporation.
Income Taxes — Horizon files annual consolidated income tax returns with its subsidiaries. Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
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
Earnings per Common Share — Basic earnings per share is computed by dividing net income available to common shareholders (net income less dividend requirements for preferred stock and accretion of preferred stock discount) by the weighted-average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In August 2002, substantially all of the participants in Horizon’s Stock Option and Stock Appreciation Rights Plans voluntarily entered into an agreement with Horizon to cap the value of their stock appreciation rights (“SARS”) at $14.67 per share and cease any future vesting of the SARS. These agreements with option holders make it more advantageous to exercise an option rather than a SAR whenever Horizon’s stock price exceeds $14.67 per share, therefore the option becomes potentially dilutive at $14.67 per share or higher. The following table shows computation of basic and diluted earnings per share.

	December 31
	2009	2008	2007

Basic earnings per share
Net income	$9,140	$8,972	$8,140
Less: Preferred stock dividends and accretion of discount	1,402	45	—

Net income available to common shareholders	$7,738	$8,927	$8,140

Weighted average common shares outstanding	3,232,033	3,208,658	3,200,440

Basic earnings per share	$2.39	$2.78	$2.54

Diluted earnings per share
Net income available to common shareholders	$7,738	$8,927	$8,140

Weighted average common shares outstanding	3,232,033	3,208,658	3,200,440
Effect of dilutive securities:
Restricted stock	32,284	29,889	29,845
Stock options	6,406	7,804	13,280

Weighted average shares outstanding	3,270,723	3,246,351	3,243,565

Diluted earnings per share	$2.37	$2.75	$2.51

At December 31, 2009, 2008, and 2007 there were 71,514 shares, 59,771 shares, and 32,000 shares that were not included in the computation of diluted earnings per share because they were non-dilutive. Warrants to purchase 212,104 shares at December 31, 2009 were not included in the computation of diluted earnings per share because the effect would be non-dilutive.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2009, $12.7 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines. Under the Capital Purchase Program pursuant to which Horizon issued the Preferred Stock, Horizon cannot increase the amount of the dividend it pays on its common shares while the Preferred Stock is outstanding without the prior consent of the Treasury. The preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. This further limits the amount of net income available to the common shareholders.
Due to Horizon participation in the CPP Program in December 2008, Horizon is prohibited from increasing its common stock dividends for the first three years, while Treasury is an investor, without the prior consent of the Treasury.
Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and borrowings.
Share-Based Compensation — At December 31, 2009, Horizon has stock option plans, which are described more fully in Note 18. All share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $39,000 and $39,000 for 2009 and 2008, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12 month period ended December 31, 2009 and 2008.
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
Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact Horizon’s ability to meet regulatory capital requirements and maintain sufficient liquidity.
Reclassifications — Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements to be comparable to 2009. These reclassifications had no effect on net income.
Recent Accounting Pronouncements
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
ASU No. 2009-05, Measuring Liabilities at Fair Value codified in “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”
In August 2009, this ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. Horizon is currently assessing the impact of this guidance on our financial condition, results of operations, and disclosures.
ASU 2009-01 (formerly SFAS No. 168), Topic 105 — Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
ASU 2009-01 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU 2009-01 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Horizon has made the appropriate changes to GAAP references in our financial statements.
FASB ASC 810-10 (formerly SFAS No. 167), Amendments to FASB Interpretation No. 46(R) In June 2009, the FASB issued SFAS 167 which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Horizon is currently assessing the impact of this guidance on our financial condition, results of operations, and disclosures.
FASB ASC topic 860 (formerly SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140
SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Horizon is currently assessing the impact of this guidance on our financial condition, results of operations, and disclosures.
Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), Subsequent Events
In May 2009, the FASB issued ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. Horizon adopted the provisions of ASC 855 and this change is reflected in Note 27 - Subsequent Events.
ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued ASC 825 which requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. ASC 825 is effective for interim and annual financial periods ending after June 15, 2009. Horizon adopted the provisions of ASC 825 on April 1, 2009 and the impact on our disclosures is more fully discussed in Note 22.
ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment
In April 2009, the FASB issued ASC 320 which (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
comprehensive income. ASC 320 is effective for interim and annual periods ending after June 15, 2009. Horizon adopted the provisions of ASC 320 on April 1, 2009. Details related to the adoption of ASC 320 and the impact on our disclosures are more fully discussed in Note 3.
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
ASC 815 (formerly Statement No. 161), Disclosures About Derivative Instruments and Hedging Activities.
In March 2008, the FASB issued ASC 815 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 is effective for fiscal years beginning after November 15, 2008. Horizon adopted the provisions of ASC 815 on January 1, 2009. The required disclosures are included in Note 21.
Note 2 — Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash equivalents consisted primarily of deposit accounts with financial institutions.
One or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under the program, through June 30, 2010, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.
For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits increased to $250,000, effective October 3, 2008. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009, the Company’s cash accounts exceeded federally insured limits by approximately $24.6 million.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 3 – Securities
The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$19,612	$473	$—	$20,085
State and municipal	107,160	2,402	(413)	109,149
Federal agency collateralized mortgage obligations	84,001	1,121	(227)	84,895
Federal agency mortgage-backed pools	113,633	5,028	—	118,661
Corporate notes	355	—	(13)	342

Total available for sale investment securities	$324,761	$9,024	$(653)	$333,132

Held to maturity, State and Municipal	$11,657	$30	$—	$11,687

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$23,661	$1,253	$—	$24,914
State and municipal	88,282	804	(2,101)	86,985
Federal agency collateralized mortgage obligations	13,063	223	(335)	12,951
Federal agency mortgage-backed pools	174,227	2,374	(212)	176,389
Corporate notes	587	—	(188)	399

Total available for sale investment securities	$299,820	$4,654	$(2,836)	$301,638

Held to maturity, State and Municipal	$1,630	$4	$—	$1,634

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2009, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate increases and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments or the Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Within one year	$2,658	$2,691	$1,182	$1,190
One to five years	5,449	5,682	10,569	10,926
Five to ten years	40,557	41,400	28,701	28,664
After ten years	78,463	79,803	72,078	71,518

	127,127	129,576	112,530	112,298
Federal agency collateralized mortgage obligations	$84,001	$84,895	13,063	12,951
Federal agency mortgage-backed pools	113,633	118,661	174,227	176,389

Total available for sale investment securities	$324,761	$333,132	$299,820	$301,638

Held to maturity
Within one year	$11,462	$11,484	$90	$91
One to five years	195	203	1,540	1,543

Total held to maturity investment securities	$11,657	$11,687	$1,630	$1,634

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

State and municipal	$14,757	$(216)	$3,791	$(197)	$18,548	$(413)
Federal agency collateralized mortgage obligations	12,369	(122)	1,756	(105)	14,125	(227)
Federal agency mortgage-backed pools	—	—	42	—	42	—
Corporate notes	9	(13)	—	—	9	(13)

Total temporarily impaired securities	$27,135	$(351)	$5,589	$(302)	$32,724	$(653)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

State and municipal	$47,215	$(1,973)	$2,342	$(128)	$49,557	$(2,101)
Federal agency collateralized mortgage obligations	4,026	(335)	—	—	4,026	(335)
Federal agency mortgage-backed pools	24,753	(161)	6,145	(51)	30,898	(212)
Corporate notes	399	(188)	—	—	399	(188)

Total temporarily impaired securities	$76,393	$(2,657)	$8,487	$(179)	$84,880	$(2,836)

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Information regarding security proceeds, gross gains and gross losses are presented below.

	December 31
	2009	2008	2007

Sales of securities available for sale
Proceeds	$48,859	$30	$27,973
Gross gains	1,130	—	164
Gross losses	335	15	162
The Company pledges securities to secure retail and corporate repurchase agreements. At December 31, 2009, the Company had pledged $177.9 million in securities as collateral for $141.2 million in repurchase agreements.
Note 4 – Loans

	December 31	December 31
	2009	2008

Real estate loans
1–4 family	$128,373	$160,661
Other	5,519	7,105

Total	133,892	167,766

Commercial loans
Working capital and equipment	167,149	161,848
Real estate, including agriculture	135,639	136,376
Tax exempt	3,247	3,258
Other	8,482	9,360

Total	314,517	310,842

Consumer loans
Auto	146,270	160,685
Recreation	5,321	6,985
Real estate/home improvement	32,009	35,407
Home equity	83,412	72,628
Unsecured	2,222	2,124
Other	1,976	2,243

Total	271,210	280,072

Mortgage warehouse loans
Prime	166,698	115,939
Sub-prime	—	7,348

Total	166,698	123,287

Total loans	$886,317	$881,967

Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $14.7 million and $15.9 million, as of December 31, 2009 and 2008. During 2009, new loans or advances were $1.4 million and loan payments were $2.2 million.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 5 – Allowance for Loan Losses

	December 31	December 31	December 31
	2009	2008	2007

Balances, beginning of period	$11,410	$9,791	$8,738
Provision for losses	13,603	7,568	3,068
Recoveries on loans	1,249	1,037	722
Loans charged off	(10,247)	(6,986)	(2,737)

Balances, end of period	$16,015	$11,410	$9,791

Note 6 – Non-performing Assets and Impaired Loans
The following table shows non-performing loans including loans more than 90 days past due, on non-accrual, and trouble debt restructuring along with other real estate owned and repossessed collateral.

	December 31	December 31
	2009	2008

Non-performing loans
Commercial
More than 90 days past due	$1,086	$49
Non-accrual	8,143	5,118
Trouble debt restructuring	—	—
Residential mortgage
More than 90 days past due	296	464
Non-accrual	1,257	1,440
Trouble debt restructuring	3,266	—
Mortgage warehouse
More than 90 days past due	—	—
Non-accrual	—	—
Trouble debt restructuring	—	—
Installment
More than 90 days past due	376	318
Non-accrual	2,515	474
Trouble debt restructuring	206	—

Total non-performing loans	17,145	7,863

Other real estate owned and repossessed collateral
Commercial	544	—
Residential mortgage	1,186	2,772
Mortgage warehouse	—	—
Installment	23	207

Total other real estate owned and repossessed collateral	1,753	2,979

Total non-performing assets	$18,898	$10,842

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.
If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The following table shows the Company’s impaired loans.

	Carrying	Average	Specific	Interest
Impaired loans	Value	Balance	Reserves	Collected

December 31, 2009
Commercial	$9,685	$11,647	$1,675	$389
Residential mortgage	3,472	2,481	84	184
Mortgage warehouse	—	—	—	—
Installment	206	159	—	15

Total	$13,363	$14,287	$1,759	$588

December 31, 2008
Commercial	$5,118	$3,083	$1,122	$286
Residential mortgage	—	—	—	—
Mortgage warehouse	—	—	—	—
Installment	—	—	—	—

Total	$5,118	$3,083	$1,122	$286

December 31, 2007
Commercial	$1,870	$1,673	$345	$165
Residential mortgage	—	—	—	—
Mortgage warehouse	—	—	—	—
Installment	—	—	—	—

Total	$1,870	$1,673	$345	$165

There were $4.8 million, $1.4 million, and $0 of impaired loans without a specific reserve in 2009, 2008, or 2007. Interest income not recognized on the non-performing loans totaled approximately $712,000, $283,000, and $122,000 in 2009, 2008, and 2007. Accrued interest on impaired loans is reversed from interest income when a loan is determined to be impaired and is a non-accrual loan.
Note 7 – Premises and Equipment

	December 31	December 31
	2009	2008

Land	$9,202	$8,742
Buildings and improvements	30,271	27,562
Furniture and equipment	12,504	11,920

Total cost	51,977	48,224
Accumulated depreciation	(21,443)	(19,944)

Net premise and equipment	$30,534	$28,280

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 8 – Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $313.3 million and $79.5 million at December 31, 2009 and 2008.
The aggregate fair value of capitalized mortgage servicing rights was approximately $3.5 million, $1.2 million, and $309,000 at December 31, 2009, 2008, and 2007. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2009	2008	2007

Mortgage servicing rights
Balances, January 1	$732	$276	$248
Servicing rights capitalized	2,807	634	79
Amortization of servicing rights	(529)	(178)	(51)

	3,010	732	276
Impairment allowance	(139)	(4)	(7)

Balances, December 31	$2,871	$728	$269

During 2008, the Bank recorded a recovery of the impairment allowance totaling approximately $3,000. During 2009 and 2007, the Bank recorded additional impairment of approximately $135,000 and $4,000.
Note 9 – Intangible Assets
As a result of the acquisition of Alliance Bank Corporation in 2005, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The Core deposit intangible is being amortized over ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets Core deposit intangible	$2,952	$(1,505)	$2,952	$(1,201)
Amortization expense for intangible assets totaled $305,000, $317,000, and $344,000 for the years ended December 31, 2009, 2008, and 2007. Estimated amortization for the years ending December 31 are as follows:

2010	$292
2011	280
2012	269
2013	258
2014	247
Thereafter	101

$1,447

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 10 – Deposits

	December 31	December 31
	2009	2008

Noninterest-bearing demand deposits	$84,357	$83,642
Interest-bearing demand deposits	395,179	315,005
Money market (variable rate)	79,831	81,477
Savings deposits	35,638	32,449
Certificates of deposit of $100,000 or more	186,236	144,966
Other certificates and time deposits	170,467	183,630

Total deposits	$951,708	$841,169

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total

2010	$132,701	$30,184	$162,885
2011	80,660	20,414	101,074
2012	19,590	23,500	43,090
2013	9,914	5,000	14,914
2014	3,281	10,729	14,010
Thereafter	17,397	3,333	20,730

	$263,543	$93,160	$356,703

Note 11 – Borrowings

	December 31	December 31
	2009	2008

Federal Home Loan Bank advances, variable and fixed rates ranging from 3.16% to 7.53%, due at various dates through November 15, 2024	$142,780	$177,488
Securities sold under agreements to repurchase	141,236	89,995
Federal Reserve Bank discount window	—	45,000
Federal funds purchased	—	7,200
Notes payable	—	4,700

Total borrowings	$284,016	$324,383

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $437.1 million. Advances are subject to restrictions or penalties in the event of prepayment. In addition, $75.2 million of the advances outstanding at December 31, 2009 contained options with dates ranging from January 12, 2009 to April 29, 2013, whereby the interest rate may be adjusted by the Federal Home Loan Bank, at which time the advances may be repaid at the option of the Company without penalty.
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2009 and 2008 totaled $149.1 million and $103.6 million and the daily average of such agreements totaled $131.8 million and $95.6 million. The agreements at December 31, 2009, mature at various dates through March 30, 2019. Securities sold under repurchase agreements totaling $10.0 million may be cancelled at the discretion of the lender on various dates beginning on February 6, 2010.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Horizon has an unsecured $2.0 million line of credit with no balance at December 31, 2009. The line of credit is from an unrelated financial institution with interest payable quarterly at a rate indexed to LIBOR. The line matures within one year.
At December 31, 2009, the Bank has available approximately $299.9 million in credit lines with various money center banks, including the FHLB.
Contractual maturities in years ending December 31

2010	$101,399
2011	40,166
2012	41,591
2013	15,095
2014	123
Thereafter	85,642

$284,016

Note 12 – Subordinated Debentures
In March of 2002, Horizon formed Horizon Statutory Trust I (Trust I), a wholly owned statutory business trust. Trust I sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust I and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.60% and mature on March 26, 2032, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par. These securities have been called and were redeemed on March 26, 2007. Costs associated with the issuance of the securities totaling $362,000 were capitalized and were amortized to the March 26, 2007 first call date of the securities.
In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% and mature on October 21, 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% and mature on January 30, 2037, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65%, mature in June 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 13 – Employee Stock Ownership Plan
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
The ESOP exists for the benefit of substantially all employees. Contributions to the ESOP are by Horizon and are determined by the Board of Directors at their discretion. The contributions may be made in the form of cash or common stock. Shares are allocated among participants each December 31 on the basis of each participant’s eligible compensation to total eligible compensation. Eligible compensation is limited to $245,000 for each participant. Dividends on shares held by the plan, at the discretion of each participant, may be distributed to an individual participant or left in the plan to purchase additional shares.
Total cash contributions and expense recorded for the ESOP was $300,000 in 2009, 2008, and 2007.
The ESOP, which is not leveraged, owns a total of 402,644 shares of Horizon’s stock or 12.3% of the outstanding shares.
Note 14 – Employee Thrift Plan
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s expense related to the thrift plan totaled approximately $439,000 in 2009 and $348,000 in 2008 and 2007.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 15 – Income Tax

	December 31	December 31	December 31
	2009	2008	2007

Income tax expense
Currently payable
Federal	$2,818	$2,404	$2,671
State	(35)	(57)	281
Deferred	(713)	(485)	(225)

Total income tax expense	$2,070	$1,862	$2,727

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$3,812	$3,683	$3,695
Tax exempt interest	(1,377)	(1,182)	(1,097)
Tax exempt income	(245)	(496)	(318)
Nondeductible and other	(120)	(105)	261
Effect of state income taxes	—	(38)	186

Actual tax expense	$2,070	$1,862	$2,727

	December 31	December 31
	2009	2008

Assets
Allowance for loan losses	$5,849	$4,516
Director and employee benefits	1,057	1,133
Other	32	—

Total assets	6,938	5,649

Liabilities
Depreciation	(1,241)	(1,146)
Difference in expense recognition	(148)	(130)
Federal Home Loan Bank stock dividends	(298)	(319)
Difference in basis of intangible assets	(1,547)	(685)
Difference in basis of assets	—	(91)
Unrealized gain on securities available for sale	(2,930)	(338)
Other	(73)	(360)

Total liabilities	(6,237)	(3,069)

Net deferred tax asset	$701	$2,580

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 16 – Other Comprehensive Income

	December 31, 2009	December 31, 2008	December 31, 2007

Unrealized gains (losses) on securities:
Unrealized holding gains arising during the year	$7,348	$1,706	$2,413
Less: reclassification adjustment for gains (losses) realized in net income	795	(15)	2

	6,553	1,721	2,411
Unrealized gain (loss) on derivative instruments	1,279	(851)	—

Net unrealized gains	7,832	870	2,411
Tax expense	(2,741)	(305)	(841)

Other comprehensive income	$5,091	$565	$1,570

The components of accumulated other comprehensive income included in capital are as follows:

	December 31, 2009	December 31, 2008	December 31, 2008

Unrealized holding gain on securities available for sale	$5,441	$1,181	$63
Unrealized loss on derivative instruments	278	(553)	—

Total other comprehensive income	$5,719	$628	$63

Note 17 – Commitments, Off-Balance Sheet Risk and Contingencies
Because of the nature of its activities, Horizon is subject to pending and threatened legal actions that arise in the normal course of business. In management’s opinion, after consultation with counsel, none of the litigation to which Horizon or any of its subsidiaries is a party will have a material effect on the consolidated financial position or results of operations of Horizon.
The Bank was required to have approximately $3.3 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2009. These balances are included in cash and cash equivalents and do not earn interest.
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
At December 31, 2009 and 2008, commitments to make loans amounted to approximately $189.5 million and $180.8 million and commitments under outstanding standby letters of credit amounted to approximately $1.5 million and $1.7 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.
Note 18 – Regulatory Capital
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

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2009 and 2008, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.

			For Capital[1]		For Well[1]
	Actual		Adequacy Purposes		Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total capital[1] (to risk-weighted assets)
Consolidated	$142,122	14.74%	$77,135	8.00%	N/A	N/A
Bank	126,005	13.10%	76,950	8.00%	$96,187	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	130,052	13.49%	38,562	4.00%	N/A	N/A
Bank	113,935	11.85%	38,459	4.00%	57,689	6.00%

Tier 1 capital[1] (to average assets)
Consolidated	130,052	9.86%	52,759	4.00%	N/A	N/A
Bank	113,935	8.64%	52,748	4.00%	65,935	5.00%

As of December 31, 2008

Total capital[1] (to risk-weighted assets)
Consolidated	$134,546	14.38%	$74,852	8.00%	N/A	N/A
Bank	122,538	13.11%	74,775	8.00%	$93,469	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	123,136	13.16%	37,427	4.00%	N/A	N/A
Bank	111,128	11.89%	37,385	4.00%	56,078	6.00%

Tier 1 capital[1] (to average assets)
Consolidated	123,136	10.45%	47,133	4.00%	N/A	N/A
Bank	111,128	9.44%	47,088	4.00%	58,860	5.00%

[1]	As defined by regulatory agencies
Note 19 — Share-Based Compensation
Under Horizon’s 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), which is accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, Share-Based Payment, Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been cancelled upon exercise of the SARs. In the third quarter of 2002, Horizon entered into agreements with participants that capped the value of their SARs at $14.67 per share and discontinued any future vesting. No additional compensation expense is recognized when the fair value of Horizon stock exceeds $14.67 per share as there is a presumption that participants will exercise their options rather than the SARs. No compensation expense relating to the SARs was recorded in 2009, 2008, or 2007.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
A summary of option activity under the 1997 Plan as of December 31, 2009 and changes during the year then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning of year	25,520	$7.61
Exercised	(7,270)	7.44

Outstanding, end of year	18,250	7.68	0.98	$155,892

Exercisable, end of year	18,250	7.68	0.98	155,892
There were no options granted during the years 2009, 2008, and 2007. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $61,000, $23,000 and $167,000.
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
The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions (there were no options granted during 2009 or 2008 under the 2003 plan):

December 31	2007

Dividend yields	2.18%
Volatility factors of expected market price of common stock	20.47%
Risk-free interest rates	5.05%
Expected life of options	6 years

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
A summary of option activity under the 2003 Plan as of December 31, 2009, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning and end of year	29,000	$25.28	5.65	$—
Exercisable, end of year	22,600	24.82	5.31	—
The weighted average grant-date fair value of options granted during the year 2007 was $6.59. The total intrinsic value of options exercised during the year ended December 31, 2007 was $4,258. No options were granted under the 2003 Plan during 2009 and 2008. No options granted under the 2003 Plan were exercised in 2009 or 2008.
A summary of the status of Horizon’s non-vested, restricted shares as of December 31, 2009 and 2008 is presented below:

	2009
		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested beginning of year	45,000	$24.37
Granted	19,080	10.50
Exercised	—	—
Vested	(54,080)	18.95
Forfeited	—	—

Non-vested, end of year	10,000	27.22

Grants vest at the end of four or five years of continuous employment.
Total compensation cost recognized in the income statement for option-based payment arrangements during 2009 was $39,000 and the related tax benefit recognized was $15,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2008 was $39,000 and the related tax benefit recognized was $15,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2007 was $53,000 and the related tax benefit recognized was $21,000.
Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2009, 2008, and 2007 was $164,000, $233,000, and $240,000. The recognized tax benefit related thereto was $66,000, $92,000, and $96,000 for the years ended December 31, 2009, 2008, and 2007.
Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2009, 2008, and 2007 was 68,000, $35,000, and $135,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled 18,000, $8,000, and $68,000, for the years ended December 31, 2009, 2008 and 2007.
As of December 31, 2009, there was $121,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 20 — FDIC Insurance
Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The Bank is an eligible institution and has received notice from the FDIC that its share of the credit was $458,000. Horizon utilized $314,000 of this credit during 2007, which reduced the Company’s FDIC insurance expense. The remaining credit of $144,000 was used in the first quarter of 2008. FDIC insurance expense for the full year increased from $99,000 in 2007 to $546,000 in 2008 because of the reduction in the available credit and a premium increase from the FDIC and $2.1 million in 2009.
During the fourth quarter of 2008, the FDIC announced a temporary increase in coverage limits from $100,000 to $250,000. The increase is set to expire June 30, 2010.
Note 21 — Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.53% on a notional amount of $27.0 million at December 31, 2009. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2009 the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2009 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $30.1 million at December 31, 2009.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2009 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	December 31, 2009		December 31, 2009
Derivatives designated as	Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value
Interest rate contracts	Loans	$1,141	Other liabilities	$1,141
Interest rate contracts	Other Assets	1,038	Other liabilities	611

Total derivatives designated as hedging instruments		2,179		1,752

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	265	Other liabilities	135

Total derivatives not designated as hedging instruments		265		135

Total derivatives		$2,444		$1,887

The effect of the derivative instruments on the consolidated statement of income for the twelve month periods ended is as follows:

Amount of Gain
Recognized in Other
Comprehensive
Income on
Derivative (Effective
Portion)
Derivative in cash flow hedging	Year Ended
relationship	December 31, 2009
Interest rate contracts	$831

Total	$831

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
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

		Amount of Gain (Loss) Recognized
		on Derivative
Derivative in		Year Ended	Year Ended
fair value hedging	Location of Gain (Loss)	December 31,	December 31,
relationship	Recognized on Derivative	2009	2008

Interest rate contracts	Interest income — loans	$(565)	$1,706
Interest rate contracts	Interest income — loans	565	(1,706)

Total		$—	$—

		Year Ended	Year Ended
Derivative not designated	Location of Gain (Loss)	December 31,	December 31,
as hedging relationship	Recognized on Derivative	2009	2008
Mortgage contract	Other income — gain on sale of loans	$(101)	$231

Total		$(101)	$231

Note 22 — Disclosures about fair value of assets and liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:

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

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Available-for-sale securities
U.S. Treasury and federal agencies	$20,085	$—	$20,085	$—
State and municipal	109,149	—	109,149	—
Federal agency collateralized mortgage obligations	84,895	—	84,895	—
Federal agency mortgage-backed pools	118,661	—	118,661	—
Corporate notes	342	323	19	—

Total available-for-sale securities	333,132	323	332,809	—

Hedged loans	31,153	—	—	31,153
Forward sale commitments	265	—	—	265
Interest rate swap agreements	(715)	—	—	(715)
Commitments to originate loans	(135)	—	—	(135)

December 31, 2008
Available-for-sale securities	$301,638	$—	$301,638	$—
Hedged loans	25,033	—	—	25,033
Forward sale commitments	670	—	—	670
Interest rate swap agreements	(2,557)	—	—	(2,557)
Commitments to originate loans	(438)	—	—	(438)

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs:

				Commitments
		Forward Sale	Interest Rate	to Originate
	Hedged Loans	Commitments	Swaps	Loans

Beginning balance December 31, 2008	$25,033	$670	$(2,557)	$(438)
Total realized and unrealized gains and losses
Included in net income	(565)	(405)	565	303
Included in other comprehensive income, gross	—	—	240	—
Purchases, issuances, and settlements	7,489	—	—	—
Principal payments	(804)	—	—	—

Ending balance December 31, 2009	$31,153	$265	$(1,752)	$(135)

				Commitments
		Forward Sale	Interest Rate	to Originate
	Hedged Loans	Commitments	Swaps	Loans

Beginning balance December 31, 2007	$—	$—	$—	$—
Total realized and unrealized gains and losses
Included in net income	1,706	670	(1,706)	(438)
Included in other comprehensive income, gross	—	—	(851)	—
Purchases, issuances, and settlements	23,737	—	—	—
Principal payments	(410)	—	—	—

Ending balance December 31, 2008	$25,033	$670	$(2,557)	$(438)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Year Ended December 31
Non Interest Income	2009	2008

Total gains and losses from:
Hedged loans	$(565)	$1,706
Fair value interest rate swap agreements	565	(1,706)
Derivative loan commitments	(101)	231

	$(101)	$231

Certain other assets are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Impaired loans	$11,398	$—	$—	$11,398

December 31, 2008
Impaired loans	$3,996	$—	$—	$3,996

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Impaired loans: Fair value adjustments for impaired loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell.
Note 23 — Fair Value of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2009 and 2008. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
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
The estimated fair values of Horizon’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and due from banks	$63,919	$63,919	$36,001	$36,001
Interest-bearing deposits	4,783	4,783	2,679	2,679
Investment securities available for sale	333,132	333,132	301,638	301,638
Investment securities held to maturity	11,657	11,687	1,630	1,634
Loans held for sale	5,703	5,703	5,955	5,955
Loans, net	870,302	885,625	870,557	870,329
Stock in FHLB and FRB	13,189	13,189	12,625	12,625
Interest receivable	5,986	5,986	5,708	5,708

Liabilities
Non-interest bearing deposits	$84,357	$84,357	$83,642	$83,642
Interest-bearing deposits	867,351	830,621	757,527	739,867
Borrowings	284,016	304,000	324,383	334,616
Subordinated debentures	27,837	27,817	27,837	28,867
Interest payable	1,135	1,135	1,910	1,910
Note 24 — Capital Purchase Program
On December 19, 2008, Horizon entered into a Letter Agreement (Purchase Agreement) with the U.S. Treasury (Treasury), pursuant to which Horizon agreed to issue and sell (a) 25,000 of Horizon’s fixed Rate Cumulative Perpetual Preferred Stock and (b) a warrant to purchase 212,104 shares of Horizon’s common stock for an aggregate purchase price of $3,750,000 in cash.
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

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
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
Note 25 — Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:
Condensed Balance Sheets

	December 31	December 31
	2009	2008

Assets
Total cash and cash equivalents	$11,819	$7,306
Investment in Bank	126,898	119,921
Other assets	4,973	10,230

Total assets	$143,690	$137,457

Liabilities
Short-term borrowings	$—	$4,700
Subordinated debentures	27,837	27,837
Other liabilities	1,248	1,570
Stockholders’ Equity	114,605	103,350

Total liabilities and stockholders’ equity	$143,690	$137,457

Condensed Statements of Income

	Years Ended December 31
	2009	2008	2007

Operating Income (Expense)
Dividend income from Bank	$7,750	$6,200	$4,250
Investment income	2	10	139
Other income	(129)	—	—
Interest expense	(1,467)	(1,705)	(2,571)
Employee benefit expense	(503)	(572)	(509)
Other expense	(100)	(104)	(97)

Income Before Undistributed Income of Subsidiaries	5,553	3,829	1,212
Undistributed Income of Subsidiaries	2,717	4,201	5,725

Income Before Tax	8,270	8,030	6,937
Income Tax Benefit	870	942	1,203

Net Income	9,140	8,972	8,140
Preferred stock dividend and discount accretion	(1,402)	(45)	—

Net Income Available to Common Shareholders	$7,738	$8,927	$8,140

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Condensed Statements of Cash Flows

	Years Ended December 31
	2009	2008	2007

Operating Activities
Net income	$9,140	$8,972	$8,140
Items not requiring (providing) cash
Equity in undistributed net income of Bank	(2,717)	(4,201)	(5,725)
Change in
Income taxes receivable	7,523	(954)	(1,836)
Dividends receivable from Bank	(1,500)	300	400
Share based compensation	39	39	53
Reversal of compensation expense	—	—	(84)
Amortization of unearned compensation	164	233	240
Other assets	(175)	48	596
Other liabilities	(82)	(98)	(4)

Net cash provided by operating activities	12,392	4,339	1,780

Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	—	—	12,024
Investment in Bank	—	(20,000)	—
Redemption of Statutory Trust	—	—	372

Net cash provided by (used in) investing activities	—	(20,000)	12,396

Financing Activities
Proceeds from issuance of preferred stock	—	25,000	—
Dividends paid on preferred shares	(1,132)	—	—
Dividends paid on common shares	(2,229)	(2,147)	(1,917)
Change in short-term borrowings	(4,700)	—	(500)
Exercise of stock options	68	35	135
Issuance of restricted shares	96	—	—
Tax benefit of stock options	18	8	68
Redemption of trust preferred securities	—	—	(12,372)

Net cash provided by (used in) financing activities	(7,879)	22,896	(14,586)

Net Change in Cash and Cash Equivalents	4,513	7,235	(410)
Cash and Cash Equivalents at Beginning of Year	7,306	71	481

Cash and Cash Equivalents at End of Year	$11,819	$7,306	$71

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 26 — Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2009	March 31	June 30	September 30	December 31

Interest income	$18,674	$18,849	$17,485	$17,655
Interest expense	7,258	7,586	6,766	6,284

Net interest income	11,416	11,263	10,719	11,371
Provision for loan losses	3,197	3,290	3,416	3,700
Net income	2,635	2,064	2,357	2,084
Net income available to
common shareholders	$2,285	$1,714	$2,006	$1,733

Earnings per share:
Basic	$0.71	$0.53	$0.62	$0.53
Diluted	0.71	0.52	0.61	0.53

Average shares outstanding:
Basic	3,209,482	3,209,482	3,245,505	3,262,927
Diluted	3,250,424	3,270,178	3,273,742	3,275,588

Three Months Ended 2008	March 31	June 30	September 30	December 31

Interest income	$18,752	$17,270	$17,165	$17,048
Interest expense	9,829	7,935	7,762	7,359

Net interest income	8,923	9,335	9,403	9,689
Provision for loan losses	778	1,490	3,137	2,163
Net income	2,528	2,990	1,332	2,122
Net income available to
common shareholders	$2,483	$2,990	$1,332	$2,122

Earnings per share:
Basic	$0.79	$0.93	$0.42	$0.64
Diluted	0.78	0.92	0.41	0.64

Average shares outstanding:
Basic	3,207,232	3,208,419	3,209,482	3,209,482
Diluted	3,242,471	3,238,331	3,255,409	3,246,664
Note 27 — Subsequent Events
On December 29, 2009 Horizon announced the signing of a definitive agreement to purchase substantially all of the banking-related assets and assume all deposits and certain other liabilities of American Trust & Savings Bank (“American”) headquartered in Whiting, Indiana and its parent company Am Tru, Inc. (“Am Tru”).
Under the terms of the agreement Horizon will purchase most of the banking-related assets of American (with an estimated value of approximately $110.0 million) and will assume all the deposits, federal home loan bank advances, and accrued interest payable in the approximate amount of $112.0 million. In addition, Horizon will pay a three percent premium on core deposits estimated to be $2.1 million and $500,000 in additional consideration. Horizon will not be purchasing approximately $12.0 million of loan participations owned by American or assuming any contingent liabilities. All values are approximate and based upon September 30, 2009 information and financial results. This transaction is

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
subject to approval by the shareholders of American and Am Tru and bank regulators. This transaction is expected to close in the second quarter of 2010.
Subsequent events have been evaluated through March 10, 2010 which is the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp
Michigan City, Indiana
We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America

Indianapolis, Indiana
March 10, 2010

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
The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2009, 2008, and 2007. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp
Summary of Selected Financial Data
(Dollars in thousands except for per share data)

	2009	2008	2007	2006	2005

Earnings
Net interest income	$44,769	$37,350	$32,808	$31,545	$30,873
Provision for loan losses	13,603	7,568	3,068	905	1,521
Other income	17,856	13,831	12,271	10,137	9,813
Other expenses	37,812	32,779	31,144	30,455	29,129
Income tax expense	2,070	1,862	2,727	2,838	2,945

Net income	9,140	8,972	8,140	7,484	7,091
Preferred stock dividend	(1,402)	(45)	—	—	—

Net income available to common shareholders	$7,738	$8,927	$8,140	$7,484	$7,091

Cash dividend declared	$2,229	$2,147	$1,917	$1,811	$1,660

Per Share Data
Basic earnings per share	$2.39	$2.78	$2.54	$2.36	$2.31
Diluted earnings per share	2.37	2.75	2.51	2.33	2.24
Cash dividends declared per common share	0.68	0.66	0.59	0.56	0.53
Book value per common share	27.67	24.68	22.03	19.37	17.01

Weighted-average shares outstanding
Basic	3,232,033	3,208,658	3,200,440	3,177,272	3,067,632
Diluted	3,270,723	3,246,351	3,243,565	3,217,050	3,162,950

Period End Totals
Loans, net of deferred loan fees and unearned income	$886,317	$881,967	$888,852	$843,834	$732,734
Allowance for loan losses	16,015	11,410	9,791	8,738	8,368
Total assets	1,387,020	1,306,857	1,258,874	1,222,430	1,127,875
Total deposits	951,708	841,169	893,664	913,973	855,566
Total borrowings	311,853	352,220	286,689	240,002	211,470

Ratios
Loan to deposit	93.13%	104.85%	99.46%	92.33%	85.64%
Loan to total funding	70.14%	73.90%	75.30%	73.12%	68.67%
Return on average assets	0.68%	0.75%	0.69%	0.67%	0.71%
Average stockholders’ equity to average total assets	8.21%	6.36%	5.61%	5.14%	5.19%
Return on average stockholders’ equity	8.92%	11.81%	12.29%	13.03%	13.67%
Dividend payout ratio (dividends divided by net income)	24.39%	23.93%	23.51%	24.20%	21.21%
Price to book value ratio	58.63%	50.66%	118.09%	143.53%	166.42%
Price to earnings ratio	6.85	4.55	10.21	11.77	12.24

Horizon Bancorp
Horizon’s Common Stock and Related Stockholders’ Matters
Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2009 and 2008.

	2009
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$13.21	$10.50	$0.17
Second Quarter	19.45	11.00	0.17
Third Quarter	17.50	15.00	0.17
Fourth Quarter	17.25	14.31	0.17

	2008
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$24.50	$20.86	$0.15
Second Quarter	23.99	17.53	0.17
Third Quarter	25.87	16.36	0.17
Fourth Quarter	24.52	12.29	0.17
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
The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2009, is 564.

Horizon Bancorp
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
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2009 is effective based on the specified criteria.
Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2009, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

Horizon Bancorp
PART III
This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2009.
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

Horizon Bancorp
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item can be found in the Proxy Statement under “Common Stock Ownership by Directors and Executive Officers,” “Stock Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” and is incorporated by reference into this report.
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

Horizon Bancorp
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

Horizon Bancorp Registrant
Date: March 10, 2010	By:	/s/ Craig M. Dwight
Craig M. Dwight
President and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2010	By:	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 10, 2010	/s/ Robert C. Dabagia Robert C. Dabagia, Chairman of the Board and Director

March 10, 2010	/s/ Craig M. Dwight Craig M. Dwight, President and Chief Executive Officer and Director

March 10, 2010	/s/ Susan D. Aaron Susan D. Aaron, Director

March 10, 2010	/s/ Lawrence E. Burnell Lawrence E. Burnell, Director

March 10, 2010	/s/ James B. Dworkin James B. Dworkin, Director

March 10, 2010	/s/ Charley E. Gillispie Charley E. Gillispie, Director

March 10, 2010	/s/ Daniel F. Hopp Daniel F. Hopp, Director

Date	Signature and Title

March 10, 2010	/s/ Robert E. McBride Robert E. McBride, Director

March 10, 2010	/s/ Peter L. Pairitz Peter L. Pairitz, Director

March 10, 2010	/s/ Larry N. Middleton Larry N. Middleton, Director

March 10, 2010	/s/ Robert E. Swinehart Robert E. Swinehart, Director

March 10, 2010	/s/ Spero W. Valavanis Spero W. Valavanis, Director

EXHIBIT INDEX
The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number	Description	Incorporated by Reference/Attached

2.1	Purchase and Assumption Agreement, dated December 29, 2009, by and among Horizon Bank, National Association; American Trust & Savings Bank of Whiting, Indiana; and AmTru, Inc.	Attached

3.1	Articles of Incorporation of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 3to Registrant’s Form 10-Q for the Quarter Ended September 30, 2007

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 8-K filed July 16, 2009

3.3	Certificate of Designations for Series A Preferred Stock (as amended through July 15, 2008)	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 8-K filed December 23, 2008

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Attached

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Attached

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006

4.5	Form of Certificate for Series A Preferred Stock	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 23, 2008

Exhibit
Number	Description	Incorporated by Reference/Attached

4.6	Warrant for Purchase of Shares of Common Stock	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 23, 2008

10.1*	Supplemental Employee Retirement Plan, as amended	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2007

10.2*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2007

10.3*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2007

10.4*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2008

10.5*	Directors Deferred Compensation Plan	Attached

10.6*	Form of Change of Control Agreement for certain executive officers	Attached

10.7*	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Attached

10.8*	Form of Option Grant Agreement under 2003 Omnibus Plan	Attached

10.9*	Description of Executive Officer Bonus Plan	Attached

10.10	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Attached

10.11*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by Reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006

10.12*	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July 19, 2006	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 8-K filed July 21, 2006

10.13*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006

Exhibit
Number	Description	Incorporated by Reference/Attached

10.14*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006

10.15*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006

10.16*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by Reference to Exhibit 10.1 to Registrant’s form 8-K filed July 19, 2007.

10.17	Letter Agreement, dated December 19, 2008, by and between the Registrant and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 23, 2008

10.18*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2008

10.19*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2008

10.20*	Second Amendment of the Agreement between Horizon Bank, N.A. and James H. Foglesong, dated January 1, 2009	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2008

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. §30.15	Attached

99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. §30.15	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.