Form 10-Q
period 2010-03-31
HORIZON BANCORP /IN/
filed 2010-05-13
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission file number 0-10792
HORIZON BANCORP
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1562417 (I.R.S. Employer Identification No.)

515 Franklin Square, Michigan City, Indiana (Address of principal executive offices)	46360 (Zip Code)
Registrant’s telephone number, including area code: (219) 879-0211

Former name, former address and former fiscal year, if changed since last report:N/A
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ Do not check if smaller reporting company	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,297,578 at May 13, 2010.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31
	2010	December 31
	(Unaudited)	2009

Assets
Cash and due from banks	$25,829	$68,702
Investment securities, available for sale	351,630	333,132
Investment securities, held to maturity	17,122	11,657
Loans held for sale	8,682	5,703
Loans, net of allowance for loan losses of $16,120 and $16,015	793,300	870,302
Premises and equipment	30,628	30,534
Federal Reserve and Federal Home Loan Bank stock	13,189	13,189
Goodwill	5,787	5,787
Other intangible assets	1,372	1,447
Interest receivable	6,206	5,986
Cash value life insurance	23,295	23,139
Other assets	24,620	17,442

Total assets	$1,301,660	$1,387,020

Liabilities
Deposits
Non-interest bearing	$91,482	$84,357
Interest bearing	782,040	867,351

Total deposits	873,522	951,708
Borrowings	273,235	284,016
Subordinated debentures	27,837	27,837
Interest payable	1,038	1,135
Other liabilities	10,312	7,719

Total liabilities	1,185,944	1,272,415

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value
Authorized, 1,000,000 shares
Issued 25,000 shares	24,345	24,306
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 3,295,953 and 3,273,881 shares	1,122	1,119
Additional paid-in capital	10,211	10,030
Retained earnings	74,310	73,431
Accumulated other comprehensive income	5,728	5,719

Total stockholders’ equity	115,716	114,605

Total liabilities and stockholders’ equity	$1,301,660	$1,387,020

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	(Unaudited)	(Unaudited)
	2010	2009

Interest Income
Loans receivable	$12,605	$14,905
Investment securities
Taxable	2,446	2,849
Tax exempt	1,081	920

Total interest income	16,132	18,674

Interest Expense
Deposits	2,763	3,996
Borrowed funds	2,443	2,892
Subordinated debentures	373	370

Total interest expense	5,579	7,258

Net Interest Income	10,553	11,416
Provision for loan losses	3,233	3,197

Net Interest Income after Provision for Loan Losses	7,320	8,219

Other Income
Service charges on deposit accounts	865	934
Wire transfer fees	140	247
Interchange fees	454	388
Fiduciary activities	995	917
Gain on sale of mortgage loans	1,382	1,913
Mortgage servicing net of impairment	65	(134)
Increase in cash surrender value of bank owned life insurance	156	156
Other income	317	73

Total other income	4,374	4,494

Other Expenses
Salaries and employee benefits	4,798	4,831
Net occupancy expenses	1,062	1,032
Data processing	402	379
Professional fees	471	395
Outside services and consultants	365	326
Loan expense	750	566
FDIC insurance expense	388	292
Other losses	27	385
Other expenses	1,291	1,191

Total other expenses	9,554	9,397

Income Before Income Tax	2,140	3,316
Income tax expense	349	681

Net Income	1,791	2,635
Preferred stock dividend and discount accretion	(352)	(350)

Net Income Available to Common Shareholders	$1,439	$2,285

Basic Earnings Per Share	$0.44	$0.71
Diluted Earnings Per Share	0.44	0.70
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income (loss)	Total

Balances, January 1, 2010	$24,306	$1,119	$10,030		$73,431	$5,719	$114,605
Net income				$1,791	1,791		1,791
Other comprehensive income, net of tax:
Unrealized gain on securities				282		282	282
Unrealized loss on derivative instruments				(273)		(273)	(273)

Comprehensive income				$1,800

Amortization of unearned compensation			17				17
Exercise of stock options		3	97				100
Tax benefit related to stock options			62				62
Stock option expense			5				5
Cash dividends on preferred stock (5.00%)					(313)		(313)
Cash dividends on common stock ($.17 per share)					(560)		(560)
Accretion of discount on preferred stock	39				(39)		—

Balances, March 31, 2010	$24,345	$1,122	$10,211		$74,310	$5,728	$115,716

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2009	2008
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$1,791	$2,635
Items not requiring (providing) cash
Provision for loan losses	3,233	3,197
Depreciation and amortization	546	580
Share based compensation	5	9
Mortgage servicing rights impairment	(55)	129
Deferred income tax	(276)	249
Premium amortization on securities available for sale, net	325	91
Gain on sale of mortgage loans	(1,382)	(1,913)
Proceeds from sales of loans	50,150	99,449
Loans originated for sale	(48,996)	(100,369)
Increase in cash surrender value of life insurance	(156)	(156)
(Gain) Loss on sale of other real estate owned	(48)	27
Net change in
Interest receivable	(220)	(330)
Interest payable	(97)	(61)
Other assets	(5,653)	30
Other liabilities	1,673	(270)

Net cash provided by operating activities	840	3,297

Investing Activities
Purchases of securities available for sale	(37,161)	(37,929)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	18,569	16,057
Purchase of securities held to maturity	(5,665)	(440)
Proceeds from maturities of securities held to maturity	403	—
Net change in loans	69,213	(55,064)
Proceeds on sale of OREO and repossessed assets	875	290
Recoveries on loans previously charged-off	279	—
Purchases of premises and equipment	(548)	(1,713)

Net cash provided by (used in) investing activities	45,965	(78,799)

Financing Activities
Net change in
Deposits	(78,186)	136,320
Borrowings	(10,781)	(3,427)
Proceeds from issuance of stock	100	—
Tax benefit from issuance of stock	62	—
Dividends paid on preferred shares	(313)	(195)
Dividends paid on common shares	(560)	(553)

Net cash provided by (used in) financing activities	(89,678)	132,145

Net Change in Cash and Cash Equivalent	(42,873)	56,643
Cash and Cash Equivalents, Beginning of Period	68,702	36,001

Cash and Cash Equivalents, End of Period	$25,829	$92,644

Additional Cash Flows Information
Interest paid	$5,676	7,319
Income taxes paid	—	125
Transfer of loans to other real estate owned	1,939	1,498
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2010 and March 31, 2009 are not necessarily indicative of the operating results for the full year of 2010 or 2009. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2009 filed with the Securities and Exchange Commission. The consolidated balance sheet of Horizon as of December 31, 2009 has been derived from the audited balance sheet of Horizon as of that date.
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

	Three months ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$1,791	$2,635
Less: Preferred stock dividends and accretion of discount	352	350

Net income available to common shareholders	$1,439	$2,285

Weighted average common shares outstanding	3,270,217	3,209,482

Basic earnings per share	$0.44	$0.71

Diluted earnings per share
Net income available to common shareholders	$1,439	$2,285

Weighted average common shares outstanding	3,270,217	3,209,482
Effect of dilutive securities:
Restricted stock	18,893	35,216
Stock options	4,082	5,726

Weighted average shares outstanding	3,293,192	3,250,424

Diluted earnings per share	$0.44	$0.70

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
At March 31, 2010 and 2009 there were 29,000 shares and 30,800 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2009 Annual Report on Form 10-K.
Reclassifications
Certain reclassifications have been made to the 2009 consolidated financial statements to be comparable to 2010. These reclassifications had no effect on net income.
Note 2 – Securities
The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010 (Unaudited)	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$25,817	$706	$(17)	$26,506
State and municipal	109,228	2,700	(322)	111,606
Federal agency collateralized mortgage obligations	101,925	1,385	(221)	103,089
Federal agency mortgage-backed pools	105,380	4,602	(16)	109,966
Corporate notes	475	—	(12)	463

Total available for sale investment securities	$342,825	$9,393	$(588)	$351,630

Held to maturity, State and Municipal	$17,122	$—	$—	$17,122

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$19,612	$473	$—	$20,085
State and municipal	107,160	2,402	(413)	109,149
Federal agency collateralized mortgage obligations	84,001	1,121	(227)	84,895
Federal agency mortgage-backed pools	113,633	5,028	—	118,661
Corporate notes	355	—	(13)	342

Total available for sale investment securities	$324,761	$9,024	$(653)	$333,132

Held to maturity, State and Municipal	$11,657	$30	$—	$11,687

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2010, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate increases and not a decline in credit quality. The contractual terms of those investments do not permit the

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
issuer to settle the securities at a price less than the amortized cost basis of the investments or the Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2010.
The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010 (Unaudited)		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$2,774	$2,790	$2,658	$2,691
One to five years	11,619	11,792	5,449	5,682
Five to ten years	42,264	43,478	40,557	41,400
After ten years	78,862	80,514	78,463	79,803

	135,519	138,574	127,127	129,576
Federal agency collateralized mortgage obligations	101,925	103,089	84,001	84,895
Federal agency mortgage-backed pools	105,380	109,967	113,633	118,661

Total available for sale investment securities	$342,824	$351,630	$324,761	$333,132

Held to maturity
Within one year	$16,927	$16,927	$11,462	$11,484
One to five years	195	195	195	203

Total held to maturity investment securities	$17,122	$17,122	$11,657	$11,687

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010 (Unaudited)	Value	Losses	Value	Losses	Value	Losses
US Treasury and federal agencies	$3,981	$(17)	$—	$—	$3,981	$(17)
State and municipal	14,512	(204)	4,730	(118)	19,242	(322)
Federal agency collateralized mortgage obligations	15,653	(146)	3,140	(75)	18,793	(221)
Federal agency mortgage-backed pools	4,144	(16)	40	—	4,184	(16)
Corporate notes	20	(12)	—	—	20	(12)

Total temporarily impaired securities	$38,310	$(395)	$7,910	$(193)	$46,220	$(588)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
State and municipal	$14,757	$(216)	$3,791	$(197)	$18,548	$(413)
Federal agency collateralized mortgage obligations	12,369	(122)	1,756	(105)	14,125	(227)
Federal agency mortgage-backed pools	—	—	42	—	42	—
Corporate notes	9	(13)	—	—	9	(13)

Total temporarily impaired securities	$27,135	$(351)	$5,589	$(302)	$32,724	$(653)

There were no investment security sales or related gains or losses in three month period ending March 31, 2010 or 2009.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Loans

	March 31
	2010	December 31
	(Unaudited)	2009
Real estate loans
1–4 family	$130,176	$128,373
Other	5,300	5,519

Total	135,476	133,892

Commercial loans
Working capital and equipment	166,169	167,149
Real estate, including agriculture	133,019	135,639
Tax exempt	3,928	3,247
Other	7,547	8,482

Total	310,663	314,517

Consumer loans
Auto	140,199	146,270
Recreation	5,442	5,321
Real estate/home improvement	31,497	32,009
Home equity	85,389	83,412
Unsecured	2,381	2,222
Other	2,046	1,976

Total	266,954	271,210

Mortgage warehouse loans
Prime	96,327	166,698
Sub-prime	—	—

Total	96,327	166,698

Total loans	809,420	886,317
Allowance for loan losses	(16,120)	(16,015)

Loans, net	$793,300	$870,302

Note 4 – Allowance for Loan Losses

	Three Months Ended
	March 31	March 31
	2010	2009
	(Unaudited)	(Unaudited)
Balances, beginning of period	$16,015	$11,410
Provision for losses	3,233	3,197
Recoveries on loans	279	258
Loans charged off	(3,407)	(3,276)

Balances, end of period	$16,120	$11,589

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 – Non-performing Assets
The following table shows non-performing loans including loans more than 90 days past due, on non-accrual, and trouble debt restructuring along with other real estate owned and repossessed collateral.

	March 31
	2010	December 31
	(Unaudited)	2009
Non-performing loans
Commercial
More than 90 days past due	$—	$1,086
Non-accrual	7,024	8,143
Trouble debt restructuring	—	—
Residential mortgage
More than 90 days past due	94	296
Non-accrual	4,976	1,257
Trouble debt restructuring	1,147	3,266
Mortgage warehouse
More than 90 days past due	—	—
Non-accrual	—	—
Trouble debt restructuring	—	—
Installment
More than 90 days past due	251	376
Non-accrual	2,861	2,515
Trouble debt restructuring	37	206

Total non-performing loans	16,390	17,145

Other real estate owned and repossessed collateral
Commercial	494	544
Residential mortgage	1,581	1,186
Mortgage warehouse	—	—
Installment	101	23

Total other real estate owned and repossessed collateral	2,176	1,753

Total non-performing assets	$18,566	$18,898

Note 6 – Derivative financial instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.53% on a notional amount of $27.0 million at March 31, 2010. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2010 the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2010 the Company’s fair value hedges were effective and are not expected to have a significant impact the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $37.8 million at March 31, 2010.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2010 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	March 31, 2010 (Unaudited)		March 31, 2010 (Unaudited)
Derivatives designated as	Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value
Interest rate contracts	Loans	$1,545	Other liabilities	$1,545
Interest rate contracts	Other Assets	633	Other liabilities	627

Total derivatives designated as hedging instruments		2,178		2,172

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	406	Other liabilities	38

Total derivatives not designated as hedging instruments		406		38

Total derivatives		$2,584		$2,210

	Asset Derivative		Liability Derivatives
	December 31, 2009		December 31, 2009
Derivatives designated as	Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value
Interest rate contracts	Other Assets	$1,038	Other liabilities	$611

Total derivatives designated as hedging instruments		2,179		1,752

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	265	Other liabilities	135

Total derivatives not designated as hedging instruments		265		135

Total derivatives		$2,444		$1,887

The effect of the derivative instruments on the consolidated statement of income for the three month period ended is as follows:

	Amount of Loss Recognized in Other
	Comprehensive Income on Derivative
	(Effective Portion)
	Three Months	Three Months
Derivative in cash flow	Ended March 31,	Ended March 31,
hedging relationship	2010 (Unaudited)	2009 (Unaudited)
Interest rate contracts	$(273)	$(47)

Total	$(273)	$(47)

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

Amount of Gain (Loss)
Recognized on Derivative
		Three Months	Three Months
		Ended March	Ended March
Derivative in fair value	Location of gain (loss)	31, 2010	31, 2009
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income - loans	$403	$24
Interest rate contracts	Interest income - loans	(403)	(24)

Total		$—	$—

		Three Months	Three Months
		Ended March	Ended March
Derivative not designated	Location of Gain (Loss)	31, 2010	31, 2009
as hedging relationship	Recognized on Derivative	(Unaudited)	(Unaudited)
Mortgage contracts	Other income - gain on
	sale of loans	$237	$32

Total		$237	$32

Note 7 – Disclosures about fair value of assets and liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010 (Unaudited)
Available-for-sale securities
U.S. Treasury and federal agencies	$26,506	$—	$26,506	$—
State and municipal	111,606	—	111,606	—
Federal agency collateralized mortgage obligations	103,089	—	103,089	—
Federal agency mortgage-backed pools	109,966	—	109,966	—
Corporate notes	463	443	20	—

Total available-for-sale securities	351,630	443	351,187	—

Hedged loans	39,331	—	—	39,331
Forward sale commitments	406	—	—	406
Interest rate swap agreements	(1,538)	—	—	(1,538)
Commitments to originate loans	(38)	—	—	(38)

December 31, 2009
Available-for-sale securities
U.S. Treasury and federal agencies	$20,085	$—	$20,085	$—
State and municipal	109,149	—	109,149	—
Federal agency collateralized mortgage obligations	84,895	—	84,895	—
Federal agency mortgage-backed pools	118,661	—	118,661	—
Corporate notes	342	323	19	—

Total available-for-sale securities	333,132	323	332,809	—

Hedged loans	31,153	—	—	31,153
Forward sale commitments	265	—	—	265
Interest rate swap agreements	(715)	—	—	(715)
Commitments to originate loans	(135)	—	—	(135)

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (Unaudited):

				Commitments
	Hedged	Forward Sale	Interest Rate	to Originate
	Loans	Commitments	Swaps	Loans
Beginning balance December 31, 2009	$31,153	$265	$(715)	$(135)
Total realized and unrealized gains and losses
Included in net income	403	141	(403)	97
Included in other comprehensive income, gross	—	—	(420)	—
Purchases, issuances, and settlements	7,991	—	—	—
Principal payments	(216)	—	—	—

Ending balance March 31, 2010	39,331	406	(1,538)	(38)

				Commitments
	Hedged	Forward Sale	Interest Rate	to Originate
	Loans	Commitments	Swaps	Loans
Beginning balance December 31, 2008	$25,033	$670	$(2,557)	$(438)
Total realized and unrealized gains and losses
Included in net income	24	(226)	(24)	258
Included in other comprehensive income, gross	—	—	(73)	—
Purchases, issuances, and settlements	2,901	—	—	—
Principal payments	(167)	—	—	—

Ending balance March 31, 2009	27,791	444	(2,654)	(180)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Period Ended March 31
Non Interest Income (Unaudited)	2010	2009
Total gains and losses from:
Hedged loans	$403	$24
Fair value interest rate swap agreements	(403)	(24)
Derivative loan commitments	237	32

	$237	$32

Certain other assets are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010 (Unaudited)
Impaired loans	$7,163	$—	$—	$7,163
December 31, 2009
Impaired loans	$11,398	$—	$—	$11,398

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Impaired (collateral dependent): Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell.
Note 8 – Fair Value of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2010 and December 31, 2009. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Due from Banks — The carrying amounts approximate fair value.
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
Interest Receivable/Payable — The carrying amounts approximate fair value.

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
The estimated fair values of Horizon’s financial instruments are as follows:

	March 31, 2010 (Unaudited)		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and due from banks	$25,829	$25,829	$68,702	$68,702
Investment securities available for sale	351,630	351,630	333,132	333,132
Investment securities held to maturity	17,122	17,122	11,657	11,687
Loans held for sale	8,682	8,682	5,703	5,703
Loans, net	793,300	810,704	870,302	885,625
Stock in FHLB and FRB	13,189	13,189	13,189	13,189
Interest receivable	6,206	6,206	5,986	5,986

Liabilities
Non-interest bearing deposits	$91,482	$91,482	$84,357	$84,357
Interest-bearing deposits	782,040	756,350	867,351	830,621
Borrowings	273,235	293,019	284,016	304,000
Subordinated debentures	27,837	27,729	27,837	27,817
Interest payable	1,038	1,038	1,135	1,135

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 9 – Other Comprehensive Income

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Unrealized gains on securities:
Unrealized holding gains arising during the period	$434	$1,706
Less: reclassification adjustment for losses realized in net income	—	(15)

	434	1,721
Unrealized loss on derivative instruments	(420)	(851)

Net unrealized gains	14	870
Tax expense	(5)	(305)

Other comprehensive income	$9	$565

The components of accumulated other comprehensive income included in capital are as follows:

	March 31, 2010
	(Unaudited)	December 31, 2009

Unrealized holding gain on securities available for sale	$5,724	$5,441
Unrealized loss on derivative instruments	4	278

Total other comprehensive income	$5,728	$5,719

Note 10 – Future accounting matters
FASB ASC Topic 860-10, Accounting for Transfers of Financial Assets (“SFAS 166”), and No. 167, Amendments to FASB ASC 810-10 (“SFAS 167”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC Topic 860-10 and FASB ASC 810-10, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend Statement of FASB ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB ASC 810-10, Consolidation of Variable Interest Entities. Both FASB ASC Topic 860-10 and FASB ASC Topic 810-10 were effective January 1, 2010 for companies reporting earnings on a calendar-year basis.
On January 21, 2010, the Board of Governors of the Federal Reserve System issued final risk-based capital rules related to the adoption of these accounting standards by financial institutions. FAS 166 and FAS 167 make substantive changes to how banking organizations account for many items, including securitized assets, that had been previously excluded from their balance sheets. Banking organizations affected by FAS 166 and FAS 167 generally will be subject to higher risk-based regulatory capital requirements intended to better align risk-based capital requirements with the actual risks of certain exposures.
The Corporation has adopted these standards, and takes into account in our internal capital planning processes the impact of these standards.
FASB ASU 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. On February 24, 2010, FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. The ASU establishes separate subsequent event recognition criteria and disclosure requirements for U.S. Securities and Exchange Commission (“SEC”) filers. Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place. Only the disclosure is affected.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change. SEC filers are defined in the update as entities required to file or to furnish their financial statements with either the SEC or another appropriate agency (such as the Federal Deposit Insurance Corporation) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward–Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or the “Company”) and Horizon Bank, N.A. (the “Bank”). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Horizon’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on Horizon’s future activities and operating results include, but are not limited to:
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
Overview
Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern Indiana and Southwestern Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s Common Stock is traded on the Nasdaq Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.
Horizon continues to operate in a challenging and uncertain economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan unemployment rates increased during 2009 and have remained at high levels. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. Like numerous other parts of the country, Northwest Indiana and Southwest Michigan are experiencing a rise in mortgage delinquencies and bankruptcy filings as a result of increased unemployment rates. Despite these economic factors, Horizon continued to post positive results through the first three months of 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
Following are some highlights of Horizons financial performance through the first quarter of 2010:
•	First quarter net income was $1.8 million or $0.44 diluted earnings per share.

•	Lower volume in mortgage warehouse lending reduced average loans outstanding during the quarter, decreasing interest income.

•	Horizon continued to experience steady residential mortgage loan activity through the first quarter with $1.4 million from the gain on sale of mortgage loans.

•	Horizon continues to build loan loss reserves.

•	Horizon’s quarterly provision to the allowance for loan loss reserve decreased by approximately $467,000 from the fourth quarter of 2009. However the ratio of allowance for loan losses to total loans increased to 1.97% from 1.80% at December 31, 2009.

•	Horizon’s net loans charged off during the first quarter were $3.1 million compared to $1.6 million for the fourth quarter of 2009.

•	Horizon’s balance of Other Real Estate Owned (“OREO”) increased approximately $345,000 during the first quarter primarily due to the addition of one commercial property.

•	Horizon’s non-performing loans decreased approximately $755,000 from December 31, 2009 to March 31, 2010.

•	Horizon’s non-performing loans to total loans ratio as of March 31, 2010 was 2.00%, which is lower than the National and State of Indiana peer averages[1] of 4.66% and 2.71%, respectively, of total loans as of December 31, 2009.

•	Horizon’s capital ratios continue to be above the regulatory standards for well-capitalized banks.
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2009 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets and hedge accounting as critical accounting policies.
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

[1]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $10 Billion as reported by the Uniform Bank Performance Report as of December 31, 2009. Indiana peer group: Consists of 18 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of December 31, 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2010, Horizon had core deposit intangibles of $1.4 million subject to amortization and $5.8 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2010 was $19.30 per share compared to a book value of $27.88 per common share. Horizon reported record earnings for the tenth consecutive year in 2009 and believes the decline in market price relates to an overall decline in the financial industry sector and is not specific to Horizon. Horizon engaged a third party to perform an impairment test of its goodwill in 2009. The evaluation included an income approach using a discounted cash flow based on earnings capacity as a long term investment. The impairment test was performed as of November 30, 2009 and provided support that no impairment to the Company’s goodwill was required based on its results.
The financial markets are currently reflecting significantly lower valuations for the stocks of financial institutions, when compared to historic valuation metrics, largely driven by the constriction in available credit and losses suffered related to residential mortgage markets. The Company’s stock activity, as well as the price, has been affected by the economic conditions affecting the banking industry. Management believes this downturn has impacted the Company’s stock and has concluded that the recent stock price is not indicative or reflective of fair value (per ASC Topic 820 Fair Value).
There were no significant changes in the Company’s stock price, book value, or earnings as of March 31, 2010 that would change the results of the evaluation completed at the end of 2009. Horizon has concluded that, based on its own internal evaluation and the independent impairment test conducted by a third party, the recorded value of goodwill is not impaired.
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
And Results of Operations
For the Three Months Ended March 31, 2010
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
Valuation Measurements
Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, as defined in FASB ASC 820, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other post-retirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent, to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment speeds and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
Financial Condition
On March 31, 2010, Horizon’s total assets were $1.3 billion, a decrease of $85.4 million from December 31, 2009. Total assets decreased as cash and cash equivalents and mortgage warehouse lending decreased but partially offset by an increase in investment securities and a decrease in deposits.
Excess cash and cash equivalents held at year end decreased as a result of excess municipal deposit balances decreasing during the quarter as the municipal accounts disbursed funds and the purchase of investment securities.
Investment securities were comprised of the following as of:

	March 31, 2010 (Unaudited)		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
U.S. Treasury and federal agencies	$25,817	$26,506	$19,612	$20,085
State and municipal	109,228	111,606	107,160	109,149
Federal agency collateralized mortgage obligations	101,925	103,089	84,001	84,895
Federal agency mortgage-backed pools	105,380	109,966	113,633	118,661
Corporate notes	475	463	355	342

Total available for sale investment securities	$342,825	$351,630	$324,761	$333,132

Held to maturity, State and Municipal	$17,122	$17,122	$11,657	$11,687

Investment securities increased by approximately $24.0 million compared to the end of 2009. This growth was the result of the Company deploying excess cash held during the quarter in cash and cash equivalents to investment securities.
Net loans decreased $77.0 million since December 31, 2009. This decrease was primarily the result of the reduction in mortgage warehouse lending during the quarter. This decrease was due to a reduction in the mortgage warehouse activity as mortgage loan refinancing declined. Residential mortgage loans increased slightly and both commercial and consumer loans decreased.
Total deposits decreased $78.2 million during the first three months of 2010 primarily due to the reduction in municipal deposit accounts as disbursements were made from collected property taxes.
The Company’s borrowings decreased $10.8 million since December 31, 2009. The decrease in borrowings since the end of 2009 was primarily in Federal Home Loan Bank (“FHLB”) advances. As FHLB advances have matured, the Company has determined not to take additional advances and used long-term brokered certificates of deposit to replace any required long-term debt. This generates additional liquidity by not using available collateral to secure the borrowings.
Stockholders’ equity totaled $115.7 million at March 31, 2010 compared to $114.6 million at December 31, 2009. The increase in stockholders’ equity during the period was the result of generating net income and reduced by dividends declared. At March 31, 2010, the ratio of average stockholders’ equity to average assets was 8.73% compared to 8.64% at December 31, 2009. Book value per common share at March 31, 2010 increased to $27.88 compared to $27.67 at December 31, 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
Results of Operations
Overview
Consolidated net income for the three-month period ended March 31, 2010 was $1.8 million, a decrease of 32.0% from the $2.6 million for the same period in 2009. Earnings per common share for the three months ended March 31, 2010 decreased to $0.44 basic and $0.44 diluted, compared to $0.71 basic and $0.70 diluted for the same three-month period in 2009. Diluted earnings per share for both periods were reduced by $0.11 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which was issued in the fourth quarter of 2008.
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
The on going low interest rate environment influenced the yields received on the Company’s interest earning assets more than the costs paid on the Company’s interest bearing liabilities during the first quarter of 2010 resulting in a decrease of the net interest margin. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.
Net interest income during the three months ended March 31, 2010 was $10.6 million, a decrease of $863,000 million or 7.6% over the $11.4 million earned during the same period in 2009. Yields on the Company’s interest-earning assets decreased by 75 basis points to 5.36% for the three months ended March 31, 2010, from 6.11% for the same period in 2009. Interest income decreased $2.6 million from $18.7 million for the three months ended March 31, 2009 to $16.1 million for the same period in 2010. This decrease was due to the lower earning assets, the reduction in the balance of mortgage warehouse lending, excess cash and cash equivalents carried at low yields, and the decrease in the yield on some new and repriced earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $306.4 million out of the $404.6 million of the Company’s adjustable rate loans.
Rates paid on interest-bearing liabilities decreased by 55 basis points during the same period due to the lower interest rate environment. Interest expense decreased $1.7 million from $7.3 million for the three-months ended March 31, 2009 to $5.6 million for the same period in 2010. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities offset by additional interest costs as the Company has extended certain liabilities as a strategic move in this historically low interest rate environment. Due to a more significant decrease in the yields on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities, the decrease in the Company’s earning assets, and the excess cash and cash equivalents carried at very low yields, the net interest margin decreased 23 basis points from 3.78% for the three months ended March 31, 2009 to 3.55% for the same period in 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$68,209	$12	0.07%	$3,119	$2	0.26%
Interest-earning deposits	4,857	5	0.42%	4,550	5	0.45%
Investment securities — taxable	253,848	2,429	3.88%	245,134	2,842	4.70%
Investment securities — non-taxable (1)	112,275	1,081	5.28%	89,508	920	5.56%
Loans receivable (2)	811,350	12,605	6.31%	917,566	14,905	6.59%

Total interest-earning assets (1)	1,250,539	16,132	5.36%	1,259,877	18,674	6.11%

Noninterest-earning assets
Cash and due from banks	13,852			23,119
Allowance for loan losses	(16,001)			(11,387)
Other assets	84,904			76,270

	$1,333,294			$1,347,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$828,838	$2,763	1.35%	$784,791	$3,996	2.07%
Borrowings	269,349	2,443	3.68%	339,417	2,892	3.46%
Subordinated debentures	27,837	373	5.43%	27,837	370	5.39%

Total interest-bearing liabilities	1,126,024	5,579	2.01%	1,152,045	7,258	2.56%

Noninterest-bearing liabilities
Demand deposits	82,659			79,785
Accrued interest payable and other liabilities	8,156			8,991
Shareholders’ equity	116,455			107,058

	$1,333,294			$1,347,879

Net interest income/spread		$10,553	3.35%		$11,416	3.55%

Net interest income as a percent of average interest earning assets (1)			3.55%			3.78%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the first quarter of 2010, a provision for loan losses of $3.2 million was required to adequately fund the ALLL compared to a provision of $3.2 million for the first quarter of 2009. The provision for the current quarter resulted from losses primarily in the commercial and installment loan portfolios due to current economic conditions and trends and the need for specific reserves due to non-performing loans. Commercial loan net charge-offs during the first quarter of 2010 were $1.8 million, residential mortgage loan net charge-offs were $309,000, and installment loans net charge-offs were $1.0 million.
Non-performing loans totaled $16.4 million on March 31, 2010, down from $17.1 million on December 31, 2009. As a percentage of total loans non-performing loans were 1.98% on March 31, 2010, up slightly from 1.92% on December 31, 2009 due primarily from the reduction in the balance of total loans during the first quarter. Non-performing loans also increased from $10.5 million on March 31, 2009 which was 1.11% of total loans. Horizon’s non-performing loan statistics compare favorably to National and State of Indiana peer averages1 of 4.66% and 2.71%, respectively, as of December 31, 2009.
The decrease of non-performing loans over the prior quarter was due to a decrease in commercial non-performing loans. Commercial non-performing loans were $7.0 million on March 31, 2010, down from $9.2 million on December 31, 2009, but up slightly from $6.5 million on March 31, 2009. The reduction during the quarter was primarily due to one loan becoming current, two loans being written off, and one loan relationship moving to OREO. A $1.0 million commercial loan that was over 90 days past maturity on December 31, 2009 was renewed in the first quarter. A loan secured by vacant land was written down by $780,000 based on a new appraisal received during the quarter. Also, a loan to a manufacturer that went out of business was written down by $700,000 during the first quarter of 2010. Four commercial loans totaling $685,000 on December 31, 2009 were moved to OREO during the quarter. These reductions were partially offset by four loans added to non-performing status during the quarter totaling $1.1 million. The slight increase in the Company’s non-performing loans over the past year can be attributed to the continued national and local economic problems, including, continued high local unemployment causing lower business revenues and increased consumer bankruptcies.
Non-accrual loans totaled $14.9 million on March 31, 2010, down from $15.4 million on December 31, 2009, but up from $9.7 million on March 31, 2009. Nonaccrual loans to restaurant operators totaled $2.6 million on March 31, 2010, the same as the previous quarter. Nonaccrual loans to home builders and land developers totaled $2.1 million on March 31, 2010, down from $2.2 million on December 31, 2009. Mortgage loans on non-accrual totaled $4.9 million on March 31, 2010, up from $4.6 million on December 31, 2009. Consumer loans on non-accrual increased to $2.9 million from $2.7 million during the quarter.
Loans 90 days delinquent but still accruing interest totaled $345,000 on March 31, 2010, down from $1,758,000 on December 31, 2009 and $730,000 on March 31, 2009. The decline from December 31, 2009 was primarily due to the aforementioned $1.0 million commercial loan that was brought current. Horizon’s policy is to place loans over 90 days delinquent on non-accrual unless they are in the process of collection and full recovery is expected.
OREO totaled $2.2 million on March 31, 2010, up from $1.7 million on December 31, 2009, but down from $2.5 million on March 31, 2009. During the first quarter two properties with a total book value of $654,000 on December 31, 2009 were sold. Another 14 properties with a book value of $1.2 million on December 31, 2009 were transferred into OREO status. On March 31, 2010, OREO was comprised of 43 properties.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
No mortgage warehouse loans were non-performing or OREO as of March 31, 2010, December 31, 2009, or March 31, 2009.
Non-Interest Income
The following is a summary of changes in non-interest income:

	Three Months Ended		Amount	Percent
	Mar. 31, 2010	Mar. 31, 2009	Change	Change

Non-interest income
Service charges on deposit accounts	$865	$934	$(69)	-7.4%
Wire transfer fees	140	247	(107)	-43.3%
Interchange fees	454	388	66	17.0%
Fiduciary activities	995	917	78	8.5%
Gain on sale of mortgage loans	1,382	1,913	(531)	-27.8%
Mortgage servicing net of impairment	65	(134)	199	-148.5%
Increase in cash surrender value of bank owned life insurance	156	156	—	0.0%
Other income	317	73	244	334.2%

Total non-interest income	$4,374	$4,494	$(120)	-2.7%

Residential mortgage loan refinancing continued to generate strong volumes of loan sales during the first quarter but down compared to the same period in the prior year. The Company’s residential mortgage loan division provided customers with the needed service to lower their mortgage interest rates along with an increase in first time home buyers due to the personal income tax incentives available. During the first quarter of 2010, the Company originated approximately $49.0 million of mortgage loans to be sold on the secondary market compared to $100.4 million for the same period last year. Wire transfer fee income decreased compared to the prior year as the Company’s mortgage warehouse business line has had less activity due to decreased residential mortgage loan refinancing volume. The decrease in service charge income was the result of reduced overdraft fee income as the number of consumer overdrafts have gone down. These decreases were offset by increases in fiduciary activity from more fee income from the Bank’s trust department, in mortgage servicing income as the Company’s servicing asset has increased, and an increase in the interchange fees due to higher levels of activity in ATM and debit card transactions. Other income for the first quarter included $48,000 from the net gain on sale of OREO and $75,000 from a settled law suit.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
Non-Interest Expense
The following is a summary of changes in non-interest expense:

	Three Months Ended		Amount	Percent
	Mar. 31, 2010	Mar. 31, 2009	Change	Change

Non-interest expense
Salaries and employee benefits	$4,798	$4,831	$(33)	-0.7%
Net occupancy expenses	1,062	1,032	30	2.9%
Data processing	402	379	23	6.1%
Professional fees	471	395	76	19.2%
Outside services and consultants	365	326	39	12.0%
Loan expense	750	566	184	32.5%
FDIC deposit insurance	388	292	96	32.9%
Other (gains) losses	27	385	(358)	-93.0%
Other expenses	1,291	1,191	100	8.4%

Total non-interest expense	$9,554	$9,397	$157	1.7%

Loan expense increased during the first three months of 2010 compared to the same period in 2009 due to increased collection costs. Professional fees were higher compared to last year due to increasing rules and regulations requiring professional assistance from legal and accounting professionals and transaction costs from the upcoming close for the purchase and assumption of American Trust and Savings Bank. Included in the Company’s non-interest expenses related to the upcoming close for the purchase and assumption of American Trust and Savings Bank during the first quarter of 2010 were $109,000 in non-interest expenses. The Company’s FDIC expense has increased due to the higher assessment rates, including assessments imposed because of the Company’s participation in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Deposit insurance will remain higher during the year based on the FDIC’s rate increases. All other categories of non-interest expense did not have a significant change from the prior year. Other losses in 2009 included a one-time charge of $210,000 for a wire transfer fraud perpetrated on the bank during the first quarter.
Income Taxes
Income tax expense for the first quarter of 2010 was $349,000 compared to $681,000 of tax expense for the third quarter of 2009. The effective tax rate for the first quarter of 2010 was 16.3% compared to 20.5% in 2009. Tax expense and the effective tax rate decreased during the first quarter of 2010 due to lower net taxable income.
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the three months ended March 31, 2010, cash and cash equivalents decreased by approximately $41.8 million. The decrease is primarily due to the growth in investment securities and reduction in deposits. At March 31, 2010, in addition to liquidity provided from the normal operating, funding, and investing activities of Horizon, the Bank had available approximately $324.5 million in unused credit lines with various money center banks, including the FHLB.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2010
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at March 31, 2010. Stockholders’ equity totaled $115.7 million as of March 31, 2010, compared to $114.6 million as of December 31, 2009. For the three-months ended March 31, 2010, the ratio of average stockholders’ equity to average assets was 8.73% compared to 8.64% for quarter ending December 31, 2009. Horizon’s capital increased during the three months as a result of increased earnings net of dividends declared and the amortization of unearned compensation.
Horizon declared dividends in the amount of $0.17 per share during the first three months of 2010 compared to $0.17 per share for the same period of 2009. The dividend payout ratio (dividends as a percent of net income) was 31.3% and 20.9% for the first three months of 2010 and 2009. Horizon is a participant in the Capital Purchase Program, which is a component program of the Troubled Assets Relief Program (“TARP”) established by the United States Department of the Treasury (the “U.S. Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the agreements Horizon entered into as part of the Capital Purchase Program, Horizon is not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.17 per common share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2009.
Recent Developments
On May 4, 2010, the Office of the Comptroller of the Currency approved the Bank’s application to purchase substantially all of the assets and assume substantially all of the liabilities of American Trust& Savings Bank, Whiting, Indiana. In the acquisition, the Bank will acquire approximately $110.0 million in assets and assume approximately $112.0 million in liabilities comprised mostly of deposits. No additional regulatory approvals are required, and the Bank expects to complete the acquisition by the end of May 2010.

HORIZON BANCORP AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
For the Three Months Ended March 31, 2010

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2009 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2009 Annual Report on Form 10-K.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2010, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2010, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Three Months Ended March 31, 2010

ITEM 1.	LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS
     No material changes from the factors included in the 2009 Annual Report on Form 10-K

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not Applicable

ITEM 4.	(REMOVED AND RESERVED)
     Not Applicable

ITEM 5.	OTHER INFORMATION
     Not Applicable

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Three Months Ended March 31, 2010

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

HORIZON BANCORP
Dated: May 13, 2010	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 13, 2010	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.

Exhibit
31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.