Form 10-Q
period 2010-06-30
HORIZON BANCORP /IN/
filed 2010-08-12
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,300,087 at August 12, 2010.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30	December 31
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$25,216	$68,702
Investment securities, available for sale	396,527	333,132
Investment securities, held to maturity	13,757	11,657
Loans held for sale	12,884	5,703
Loans, net of allowance for loan losses of $16,543 and $16,015	906,252	870,302
Premises and equipment	34,458	30,534
Federal Reserve and Federal Home Loan Bank stock	14,525	13,189
Goodwill	5,910	5,787
Other intangible assets	2,970	1,447
Interest receivable	6,583	5,986
Cash value life insurance	26,778	23,139
Other assets	18,555	17,442

Total assets	$1,464,415	$1,387,020

Liabilities
Deposits
Non-interest bearing	$99,291	$84,357
Interest bearing	923,704	867,351

Total deposits	1,022,995	951,708
Borrowings	282,137	284,016
Subordinated debentures	30,539	27,837
Interest payable	1,015	1,135
Other liabilities	11,217	7,719

Total liabilities	1,347,903	1,272,415

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value
Authorized, 1,000,000 shares
Issued 25,000 shares	24,385	24,306
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 3,300,087 and 3,273,881 shares	1,122	1,119
Additional paid-in capital	10,253	10,030
Retained earnings	75,916	73,431
Accumulated other comprehensive income	4,836	5,719

Total stockholders’ equity	116,512	114,605

Total liabilities and stockholders’ equity	$1,464,415	$1,387,020

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$13,212	$15,091	$25,817	$29,996
Investment securities
Taxable	2,517	2,811	4,963	5,660
Tax exempt	1,078	947	2,159	1,867

Total interest income	16,807	18,849	32,939	37,523

Interest Expense
Deposits	2,706	3,993	5,469	7,989
Borrowed funds	2,338	3,222	4,781	6,114
Subordinated debentures	395	371	768	741

Total interest expense	5,439	7,586	11,018	14,844

Net Interest Income	11,368	11,263	21,921	22,679
Provision for loan losses	3,000	3,290	6,233	6,487

Net Interest Income after Provision for Loan Losses	8,368	7,973	15,688	16,192

Other Income
Service charges on deposit accounts	964	974	1,829	1,908
Wire transfer fees	185	261	325	508
Interchange fees	560	456	1,014	844
Fiduciary activities	1,007	824	2,002	1,741
Gain (loss) on sale of securities	131	—	131	—
Gain on sale of mortgage loans	1,674	1,671	3,056	3,584
Mortgage servicing net of impairment	(97)	(32)	(32)	(166)
Increase in cash surrender value of bank owned life insurance	197	185	353	341
Other income	302	177	619	250

Total other income	4,923	4,516	9,297	9,010

Other Expenses
Salaries and employee benefits	5,190	4,894	9,988	9,725
Net occupancy expenses	979	899	2,041	1,931
Data processing	570	396	972	775
Professional fees	530	310	1,001	705
Outside services and consultants	424	351	789	677
Loan expense	771	644	1,521	1,210
FDIC insurance expense	408	1,059	796	1,351
Other losses	10	82	37	467
Other expenses	1,302	1,293	2,593	2,484

Total other expenses	10,184	9,928	19,738	19,325

Income Before Income Tax	3,107	2,561	5,247	5,877
Income tax expense	592	497	941	1,178

Net Income	2,515	2,064	4,306	4,699
Preferred stock dividend and discount accretion	(352)	(350)	(704)	(700)

Net Income Available to Common Shareholders	$2,163	$1,714	$3,602	$3,999

Basic Earnings Per Share	$0.66	$0.53	$1.10	$1.25
Diluted Earnings Per Share	$0.65	$0.52	1.09	$1.22
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income (loss)	Total
Balances, January 1, 2010	$24,306	$1,119	$10,030		$73,431	$5,719	$114,605
Net income				$4,306	4,306		4,306
Other comprehensive income, net of tax:
Unrealized gain on securities				812		812	812
Unrealized loss on derivative instruments				(1,695)		(1,695)	(1,695)

Comprehensive income				$3,423

Amortization of unearned compensation			34				34
Exercise of stock options		3	107				110
Tax benefit related to stock options			70				70
Stock option expense			12				12
Cash dividends on preferred stock (5.00%)					(625)		(625)
Cash dividends on common stock ($.17 per share)					(1,117)		(1,117)
Accretion of discount on preferred stock	79				(79)		—

Balances, June 30, 2010	$24,385	$1,122	$10,253		$75,916	$4,836	$116,512

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2010	2009
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$4,306	$4,699
Items not requiring (providing) cash
Provision for loan losses	6,233	6,487
Depreciation and amortization	1,112	1,167
Share based compensation	12	19
Mortgage servicing rights impairment	59	158
Deferred income tax	5	(278)
Premium amortization on securities available for sale, net	764	249
(Gain) loss on sale of investment securities	(131)	—
Gain on sale of mortgage loans	(3,056)	(3,584)
Proceeds from sales of loans	104,014	204,229
Loans originated for sale	(101,447)	(206,503)
Increase in cash surrender value of life insurance	(353)	(341)
(Gain) Loss on sale of other real estate owned	(183)	92
Net change in
Interest receivable	(58)	(343)
Interest payable	(120)	(253)
Other assets	655	1,063
Other liabilities	(680)	1,137

Net cash provided by operating activities	11,132	7,998

Investing Activities
Purchases of securities available for sale	(92,230)	(53,019)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	68,839	36,190
Purchase of securities held to maturity	(15,332)	(11,245)
Proceeds from maturities of securities held to maturity	13,032	—
Purchase of FRB stock	—	(600)
Net change in loans	4,929	(24,014)
Proceeds on sale of OREO and repossessed assets	3,392	5,359
Purchases of premises and equipment	(1,733)	(2,827)
Purchases and assumption of ATSB	3,406	—

Net cash used in investing activities	(15,697)	(50,156)

Financing Activities
Net change in
Deposits	(26,731)	6,981
Borrowings	(10,628)	25,116
Proceeds from issuance of stock	110	—
Tax benefit from issuance of stock	70	—
Dividends paid on common shares	(1,117)	(1,113)
Dividends paid on preferred shares	(625)	(508)

Net cash provided by (used in) financing activities	(38,921)	30,476

Net Change in Cash and Cash Equivalent	(43,486)	(11,682)
Cash and Cash Equivalents, Beginning of Period	68,702	38,680

Cash and Cash Equivalents, End of Period	$25,216	$26,998

Additional Cash Flows Information
Interest paid	$11,137	15,097
Income taxes paid	180	1,165
Transfer of loans to other real estate owned	4,137	4,697
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2010 and June 30, 2009 are not necessarily indicative of the operating results for the full year of 2010 or 2009. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2009 filed with the Securities and Exchange Commission on March 12, 2010. The consolidated condensed balance sheet of Horizon as of December 31, 2009 has been derived from the audited balance sheet of Horizon as of that date.
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

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Basic earnings per share
Net income	$2,515	$2,064	$4,306	$4,699
Less: Preferred stock dividends and accretion of discount	352	350	704	700

Net income available to common shareholders	$2,163	$1,714	$3,602	$3,999

Weighted average common shares outstanding	3,278,392	3,209,482	3,274,327	3,209,482

Basic earnings per share	$0.66	$0.53	$1.10	$1.25

Diluted earnings per share
Net income available to common shareholders	$2,163	$1,714	$3,602	$3,999

Weighted average common shares outstanding	3,278,392	3,209,482	3,274,327	3,209,482
Effect of dilutive securities:
Warrants	41,250	—	26,135	—
Restricted stock	12,738	52,179	12,220	51,394
Stock options	1,388	8,517	3,989	6,438

Weighted average shares outstanding	3,333,768	3,270,178	3,316,671	3,267,314

Diluted earnings per share	$0.65	$0.52	$1.09	$1.22

At June 30, 2010 and 2009, there were 39,000 shares and 35,050 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

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
Note 2 — Securities
The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010 (Unaudited)	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$44,576	$937	$—	$45,513
State and municipal	116,393	2,253	(385)	118,262
Federal agency collateralized mortgage obligations	92,565	1,812	(115)	94,262
Federal agency mortgage-backed pools	132,853	5,144	(18)	137,978
Corporate notes	520	—	(8)	512

Total available for sale investment securities	$386,907	$10,146	$(526)	$396,527

Held to maturity, State and Municipal	$13,757	$—	$—	$13,757

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$19,612	$473	$—	$20,085
State and municipal	107,160	2,402	(413)	109,149
Federal agency collateralized mortgage obligations	84,001	1,121	(227)	84,895
Federal agency mortgage-backed pools	113,633	5,028	—	118,661
Corporate notes	355	—	(13)	342

Total available for sale investment securities	$324,761	$9,024	$(653)	$333,132

Held to maturity, State and Municipal	$11,657	$30	$—	$11,687

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. While these securities are held in the available for sale portfolio, Horizon intends, and has the ability, to hold them until the earlier of a recovery in fair value or maturity.
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2010, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate increases and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments, or the Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2010.
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30, 2010 (Unaudited)		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Within one year	$17,171	$17,181	$2,658	$2,691
One to five years	16,809	17,144	5,449	5,682
Five to ten years	49,045	50,293	40,557	41,400
After ten years	78,464	79,668	78,463	79,803

	161,489	164,286	127,127	129,576
Federal agency collateralized mortgage obligations	92,565	94,262	84,001	84,895
Federal agency mortgage-backed pools	132,853	137,979	113,633	118,661

Total available for sale investment securities	$386,907	$396,527	$324,761	$333,132

Held to maturity
Within one year	$13,562	$13,562	$11,462	$11,484
One to five years	195	195	195	203

Total held to maturity investment securities	$13,757	$13,757	$11,657	$11,687

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010 (Unaudited)	Value	Losses	Value	Losses	Value	Losses
US Treasury and federal agencies	$—	$—	$—	$—	$—	$—
State and municipal	24,419	(271)	5,491	(114)	29,910	(385)
Federal agency collateralized mortgage obligations	3,408	(62)	2,853	(53)	6,261	(115)
Federal agency mortgage-backed pools	2,524	(18)	37	—	2,561	(18)
Corporate notes	24	(8)	—	—	24	(8)

Total temporarily impaired securities	$30,375	$(359)	$8,381	$(167)	$38,756	$(526)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
State and municipal	$14,757	$(216)	$3,791	$(197)	$18,548	$(413)
Federal agency collateralized mortgage obligations	12,369	(122)	1,756	(105)	14,125	(227)
Federal agency mortgage-backed pools	—	—	42	—	42	—
Corporate notes	9	(13)	—	—	9	(13)

Total temporarily impaired securities	$27,135	$(351)	$5,589	$(302)	$32,724	$(653)

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30	June 30
	2010	2009
Sales of securities available for sale
Proceeds	$18,938	$—
Gross gains	135	—
Gross losses	4	—
Note 3 — Loans

	June 30	December 31
	2010 (Unaudited)	2009
Real estate loans
1—4 family	$163,001	$128,373
Other	5,237	5,519

Total	168,238	133,892

Commercial loans
Working capital and equipment	162,136	167,149
Real estate, including agriculture	152,774	135,639
Tax exempt	3,532	3,247
Other	7,959	8,482

Total	326,401	314,517

Consumer loans
Auto	138,512	146,270
Recreation	5,812	5,321
Real estate/home improvement	31,908	32,009
Home equity	89,859	83,412
Unsecured	2,885	2,222
Other	2,265	1,976

Total	271,241	271,210

Mortgage warehouse loans
Prime	156,915	166,698
Sub-prime	—	—

Total	156,915	166,698

Total loans	922,795	886,317
Allowance for loan losses	(16,543)	(16,015)

Loans, net	$906,252	$870,302

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 — Allowance for Loan Losses

	Six Months Ended
	June 30	June 30
	2010 (Unaudited)	2009 (Unaudited)

Balances, beginning of period	$16,015	$11,410
Provision for losses	6,233	6,487
Recoveries on loans	611	543
Loans charged off	(6,316)	(5,791)

Balances, end of period	$16,543	$12,649

Note 5 — Non-performing Assets
The following table shows non-performing loans including loans more than 90 days past due, on non-accrual, and troubled debt restructuring along with other real estate owned and repossessed collateral.

	June 30	December 31
	2010 (Unaudited)	2009

Non-performing loans
Commercial
More than 90 days past due	$—	$1,086
Non-accrual	9,805	8,143
Trouble debt restructuring — accruing	—	—
Residential mortgage
More than 90 days past due	—	296
Non-accrual	4,645	1,257
Trouble debt restructuring — accruing	3,376	3,266
Mortgage warehouse
More than 90 days past due	—	—
Non-accrual	—	—
Trouble debt restructuring — accruing	—	—
Installment
More than 90 days past due	77	376
Non-accrual	3,233	2,515
Trouble debt restructuring — accruing	37	206

Total non-performing loans	21,173	17,145

Other real estate owned and repossessed collateral
Commercial	623	544
Residential mortgage	2,160	1,186
Mortgage warehouse	—	—
Installment	70	23

Total other real estate owned and repossessed collateral	2,853	1,753

Total non-performing assets	$24,026	$18,898

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 6 — Derivative financial instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.5 million at June 30, 2010. Under these agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2010, the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending activities. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2010, the Company’s fair value hedges were effective and are not expected to have a significant impact the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective, and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $41.5 million at June 30, 2010.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2010, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	June 30, 2010 (Unaudited)		June 30, 2010 (Unaudited)
Derivatives designated	Balance Sheet		Balance Sheet
as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$2,355	Other liabilities	$2,355
Interest rate contracts	Other Assets	—	Other liabilities	2,180

Total derivatives designated as hedging instruments		2,355		4,535

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	730	Other liabilities	—

Total derivatives not designated as hedging instruments		730		—

Total derivatives		$3,085		$4,535

	Asset Derivative		Liability Derivatives
	December 31, 2009		December 31, 2009
Derivatives designated	Balance Sheet		Balance Sheet
as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,141	Other liabilities	$1,141
Interest rate contracts	Other Assets	$1,038	Other liabilities	$611

Total derivatives designated as hedging instruments		2,179		1,752

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	265	Other liabilities	135

Total derivatives not designated as hedging instruments		265		135

Total derivatives		$2,444		$1,887

The effect of the derivative instruments on the consolidated statement of income for the three month period ended is as follows:

	Amount of Loss Recognized in		Amount of Loss Recognized in
	Other Comprehensive Income on		Other Comprehensive Income on
	Derivative (Effective Portion)		Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivative in cash flow	2010	2009	2010	2009
hedging relationship	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest rate contracts	$(1,421)	$126	$(657)	$79

Total	$(1,421)	$126	$(657)	$79

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

				Amount of Gain (Loss)
		Amount of Gain (Loss) Recognized on Derivative		Recognized on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative in fair value	Location of gain (loss)	2010	2009	2010	2009
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest rate contracts	Interest income - loans	$810	$(584)	$1,213	$(560)
Interest rate contracts	Interest income - loans	(810)	584	(1,213)	560

Total		$—	$—	$—	$—

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative not designated	Location of gain (loss)	2010	2009	2010	2009
as hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Mortgage contracts	Other income - gain on sale of loans	$362	$(177)	$600	$(145)

Total		$362	$(177)	$600	$(145)

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
Hedged loans
Certain fixed rate loans have been converted to variable rate loans by entering into interest rate swap agreements. The fair value of those fixed rate loans is based on discounting the estimated cash flows using interest rates determined by a respective interest rate swap agreement. Loans are classified within Level 3 of the valuation hierarchy based on the unobservable inputs used.
Interest rate swap agreements
The fair value of the Company’s interest rate swap agreements is estimated by a third party using inputs that are primarily unobservable and cannot be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2010 (Unaudited)
Available-for-sale securities
U.S. Treasury and federal agencies	$45,513	$—	$45,513	$—
State and municipal	118,262	—	118,262	—
Federal agency collateralized mortgage obligations	94,262	—	94,262	—
Federal agency mortgage-backed pools	137,978	—	137,978	—
Corporate notes	512	488	24	—

Total available-for-sale securities	396,527	488	396,039	—

Hedged loans	43,898	—	—	43,898
Forward sale commitments	730	—	—	730
Interest rate swap agreements	(4,534)	—	—	(4,534)

December 31, 2009
Available-for-sale securities
U.S. Treasury and federal agencies	$20,085	$—	$20,085	$—
State and municipal	109,149	—	109,149	—
Federal agency collateralized mortgage obligations	84,895	—	84,895	—
Federal agency mortgage-backed pools	118,661	—	118,661	—
Corporate notes	342	323	19	—

Total available-for-sale securities	333,132	323	332,809	—

Hedged loans	31,153	—	—	31,153
Forward sale commitments	265	—	—	265
Interest rate swap agreements	(715)	—	—	(715)
Commitments to originate loans	(135)	—	—	(135)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (Unaudited):

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Forward Sale		Commitments to
	Hedged Loans	Commitments	Interest Rate Swaps	Originate Loans

Beginning balance December 31, 2009	$31,153	$265	$(715)	$(135)
Total realized and unrealized gains and losses
Included in net income	403	141	(403)	97
Included in other comprehensive income, gross	—	—	(420)	—
Purchases, issuances, and settlements	7,991	—	—	—
Principal payments	(216)	—	—	—

Ending balance March 31, 2010	39,331	406	(1,538)	(38)
Total realized and unrealized gains and losses
Included in net income	810	324	(810)	38
Included in other comprehensive income, gross	—	—	(2,186)	—
Purchases, issuances, and settlements	4,041	—	—	—
Principal payments	(284)	—	—	—

Ending balance June 30, 2010	$43,898	$730	$(4,534)	$—

		Forward Sale		Commitments to
	Hedged Loans	Commitments	Interest Rate Swaps	Originate Loans

Beginning balance December 31, 2008	$25,033	$670	$(2,557)	$(438)
Total realized and unrealized gains and losses
Included in net income	24	(226)	(24)	258
Included in other comprehensive income, gross	—	—	(73)	—
Purchases, issuances, and settlements	2,901	—	—	—
Principal payments	(167)	—	—	—

Ending balance March 31, 2009	27,791	444	(2,654)	(180)
Total realized and unrealized gains and losses
Included in net income	(584)	(214)	584	37
Included in other comprehensive income, gross	—	—	194	—
Principal payments	(190)	—	—	—

Ending balance June 30, 2009	$27,017	$230	$(1,876)	$(143)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Period Ended June 30
Non Interest Income (Unaudited)	2010	2009

Total gains and losses from:
Hedged loans	$810	$(560)
Fair value interest rate swap agreements	(810)	560
Derivative loan commitments	362	(145)

	$362	$(145)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2010 (Unaudited)
Impaired loans	$10,616	$—	$—	$10,616

December 31, 2009
Impaired loans	$11,398	$—	$—	$11,398
Impaired (collateral dependent): Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property, including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals net of estimated costs to sell.
Note 8 — Fair Value of Financial Instruments
The estimated fair value amounts of the Company’s financial instruments were determined using available market information, current pricing information applicable to Horizon and various valuation methodologies. Where market quotations were not available, considerable management judgment was involved in the determination of estimated fair values. Therefore, the estimated fair value of financial instruments shown below may not be representative of the amounts at which they could be exchanged in a current or future transaction. Due to the inherent uncertainties of expected cash flows of financial instruments, the use of alternate valuation assumptions and methods could have a significant effect on the estimated fair value amounts.
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2010 and December 31, 2009. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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
The estimated fair values of Horizon’s financial instruments are as follows:

	June 30, 2010 (Unaudited)		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and due from banks	$25,216	$25,216	$68,702	$68,702
Investment securities available for sale	396,527	396,527	333,132	333,132
Investment securities held to maturity	13,757	13,757	11,657	11,687
Loans held for sale	12,884	12,884	5,703	5,703
Loans, net	906,252	927,854	870,302	885,625
Stock in FHLB and FRB	14,525	14,525	13,189	13,189
Interest receivable	6,583	6,583	5,986	5,986

Liabilities
Non-interest bearing deposits	$99,291	$99,291	$84,357	$84,357
Interest-bearing deposits	923,704	904,186	867,351	830,621
Borrowings	282,137	306,410	284,016	304,000
Subordinated debentures	30,539	28,948	27,837	27,817
Interest payable	1,015	1,015	1,135	1,135

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 9 — Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$(420)	$415	$1,380	$849
Less: reclassification adjustment for gains (losses) realized in net income	131	—	131	—

	(551)	415	1,249	849
Unrealized loss on derivative instruments	(2,535)	542	(2,608)	122

Net unrealized gains (losses)	(3,086)	957	(1,358)	971
Tax expense (benefit)	1,080	(335)	475	(340)

Other comprehensive income (loss)	$(2,006)	$622	$(883)	$631

The components of accumulated other comprehensive income included in capital are as follows:

	June 30, 2009	December 31
	(Unaudited)	2009

Unrealized holding gain on securities available for sale	$6,253	$5,441
Unrealized gain (loss) on derivative instruments	(1,417)	278

Total accumulated other comprehensive income	$4,836	$5,719

Note 10 — Future accounting matters
In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior standard that are not consistent with the original intent and key requirements of the prior standard, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This guidance is included in the Codification as ASC 860. The Company adopted this guidance effective January 1, 2010. The adoption did not have a material impact on the Company’s financial position or statement of operations.
In June 2009, the FASB issued guidance on the consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is included in the Codification as part of ASC 810. The Company adopted this guidance effective January 1, 2010. The adoption did not have a material impact on the Company’s financial position or statement of operations.
In January 2010, the FASB issued guidance for improving disclosures about fair value measurements. The guidance requires additional disclosure in two areas: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of Level 1 or Level 2, and (2) in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. Increased disclosures regarding the transfers in/out of Level 1 and 2 are required for interim and annual periods beginning after December 15, 2009. Increased disclosures for the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010. The adoption of both parts of this guidance did not have a material impact on the Company’s consolidated financial position or statement of operations.
In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. The Company is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on the Company’s consolidated financial position or statement of operations.
Note 11 – Purchase and Assumption
On June 1, 2010 the Company announced the completion of the purchase of assets and the assumption of liabilities of American Trust & Savings Bank (“American”) in Whiting, Indiana. The transaction was consummated on May 28, 2010.
The Company purchased most of the banking-related assets of American totaling $107.8 million and assumed all the deposits, federal home loan bank advances, trust preferred securities, and accrued interest payable in the approximate amount of $110.3 million. The Company paid a deposit premium on core deposits of approximately $2.1 million and $500,000 in additional consideration.
The Company engaged in this transaction in the expectation that it would realize increased profits through increasing its investment securities, loans, and deposits within a new market area.
During the first six months of 2010, the Company incurred $664,000 of third-party transaction-related costs. The expenses are included in non-interest expense in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2010.
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination topic of the FASB Accounting Standards Codification (“Codification”). The statement of net assets and liabilities acquired as of May 28, 2010 are presented in the table below. The assets and liabilities of American were recorded at the respective acquisition date fair values, and identifiable intangible assets were recorded at fair value.

ASSETS		LIABILITIES
Cash and due from banks	$5,601	Deposits
Investment securities, available for sale	40,524	Non-interest bearing	$11,357
		NOW accounts	18,725
Commercial	14,778	Savings and money market	42,467
Residential mortgage	36,259	Certificates of deposits	25,174

Installment	5,245	Total deposits	97,723

Total loans	56,282
		Borrowings	8,742
Premises and equipment	1,307	Subordinated debentures	3,500
Cash value life insurance	3,272	Other liabilities	303

Other assets	835

Total assets purchased	$107,821	Total liabilities assumed	$110,268

Net liabilities assumed	$2,447

The value of the core deposit intangible from the transaction was $1.7 million and $123,000 of goodwill was generated.
Pro-forma statements were determined to be impracticable due to the nature of the transaction as certain assets and business lines were not purchased.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010

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
Horizon continues to operate in a challenging and uncertain economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained at high levels during the first six months of 2010. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. The increase in the Company’s non-performing loans over the past year can be attributed to the continued slow economy and continued high local unemployment causing lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post positive results through the first six months of 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
Following are some highlights of Horizons financial performance through the second quarter of 2010:
•	Horizon’s second quarter 2010 net income was $2.5 million or $0.65 diluted earnings per share, a 40.4% increase in net income from the previous quarter.

•	Horizon’s net income for the six months ended June 30, 2010, was $4.3 million or $1.09 diluted earnings per share.

•	The purchase and assumption of American Trust & Savings Bank in Whiting, Indiana closed on May 28, 2010 adding $107.8 million in purchased assets and $110.3 million of assumed liabilities.

•	The expensed acquisition costs for American Trust & Savings Bank were $555,000 during the second quarter of 2010 and were $664,000 for the first six months of 2010.

•	The net interest margin increased during the second quarter as excess cash held during the first quarter was deployed into higher yielding assets along with a reduction in the overall cost of funds.

•	The activity in mortgage warehouse lending increased the average loan balance during the quarter, increasing interest income.

•	Horizon continued to experience steady residential mortgage loan activity during the second quarter providing $1.7 million of income from the gain on sale of mortgage loans.

•	Horizon continued to build its loan and lease loss reserve.

•	Horizon’s quarterly provision for loan losses decreased by approximately $233,000 from the allowance for the first quarter of 2010.

•	The ratio of allowance for loan losses to total loans decreased to 1.77% from 1.99% at March 31, 2010 due to the increase in total loans from mortgage warehousing and the acquisition of loans at fair market value from American Trust & Savings Bank, partially offset by a $528,000 increase in the balance of the allowance for loan losses.

•	Horizon’s net loans charged off declined during the second quarter to $2.6 million compared to $3.1 million during the first quarter of 2010.

•	Horizon’s balance of Other Real Estate Owned and repossessed assets increased approximately $677,000, to $2.9 million, during the second quarter.

•	Horizon’s non-performing loans increased approximately $4.8 million from March 31, 2010 to June 30, 2010, primarily due to a $4.6 million loan secured by a hotel being placed on non-accrual during the quarter.

•	Horizon’s non-performing loans to total loans ratio as of June 30, 2010 was 2.26%, which compares favorably to National and State of Indiana peer averages[1] of 2.83% and 4.82%, respectively, as of March 31, 2010, the most recent data available.

•	Horizon’s capital ratios continue to be above the regulatory standards for well-capitalized banks.
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

[1]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $10 Billion as reported by the Uniform Bank Performance Report as of March 31, 2010. Indiana peer group: Consists of 18 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of March 31, 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
Allowance for Loan Losses
An allowance for loan losses is maintained to absorb probable incurred loan losses inherent in the loan portfolio. The determination of the allowance for loan losses is a critical accounting policy that involves management’s ongoing quarterly assessments of the probable incurred losses inherent in the loan portfolio. The identification of loans that have probable incurred losses is subjective; therefore, a general reserve is maintained to cover all probable losses within the entire loan portfolio. Horizon utilizes a loan grading system that helps identify, monitor and address asset quality problems in an adequate and timely manner. Each quarter, various factors affecting the quality of the loan portfolio are reviewed. Large credits are reviewed on an individual basis for loss potential. Other loans are reviewed as a group based upon previous trends of loss experience. Horizon also reviews the current and anticipated economic conditions of its lending market as well as transaction risk to determine the effect they may have on the loss experience of the loan portfolio.
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2010, Horizon had core deposit intangibles of $3.0 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2010 was $21.33 per share compared to a book value of $28.14 per common share. Horizon reported record earnings for the tenth consecutive year in 2009 and believes the decline in market price relates to an overall decline in the financial industry sector and is not specific to Horizon. Horizon engaged a third party to perform an impairment test of its goodwill in 2009. The evaluation included three approaches: an income approach using a discounted cash flow based on earnings capacity as a long term investment; price to earnings multiples; and price to book value ratios. The impairment test was performed as of November 30, 2009 and provided support that no impairment to the Company’s goodwill was required based on its results.
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
There were no significant changes in the Company’s stock price, book value, or earnings as of June 30, 2010 that would change the results of the evaluation completed at the end of 2009. Horizon has concluded that, based on its own internal evaluation and the independent impairment test conducted by a third party, the recorded value of goodwill is not impaired.
Mortgage Servicing Rights
Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets on a servicing-retained basis. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
underlying financial assets. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates, original loan terms and whether the loans are fixed or adjustable rate mortgages. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment can adversely affect the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets was to increase in the future, Horizon can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact Horizon’s financial condition and results of operations either positively or negatively.
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
And Results of Operations
For the Three and Six Months Ended June 30, 2010
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
Financial Condition
On June 30, 2010, Horizon’s total assets were $1.5 billion, an increase of $77.4 million from December 31, 2009. Total assets increased due to the purchase of assets and assumption of liabilities of American Trust & Savings Bank.
Excess cash and cash equivalents held at year end decreased as a result of excess municipal deposit balances decreasing during the quarter as the municipal accounts disbursed funds and the use of cash to purchase investment securities.
Investment securities were comprised of the following as of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010 (Unaudited)	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$44,576	$937	$—	$45,513
State and municipal	116,393	2,253	(385)	118,262
Federal agency collateralized mortgage obligations	92,565	1,812	(115)	94,262
Federal agency mortgage-backed pools	132,853	5,144	(18)	137,978
Corporate notes	520	—	(8)	512

Total available for sale investment securities	$386,907	$10,146	$(526)	$396,527

Held to maturity, State and Municipal	$13,757	$—	$—	$13,757

Investment securities increased by approximately $63.4 million compared to the end of 2009. This growth was the result of the Company deploying excess cash held during the first quarter in cash and cash equivalents to investment securities totaling $24.2 million and $39.2 million in investment securities, primarily in federal agencies and agencies mortgage-backed pools, from American Trust & Savings Bank asset purchase.
Net loans increased $36.0 million since December 31, 2009. This increase was primarily the result of $56.6 million in loans from American Trust & Savings Bank partially offset by a reduction in mortgage warehouse lending during the first half of the year. Horizon’s residential mortgage, commercial, and consumer loans have decreased slightly during the first half of 2010 as new loan production has not completely replaced all of the loan run-off from scheduled amortization.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
Total deposits increased $71.3 million during the first six months of 2010 primarily due to the assumption of $97.4 million of deposits from American Trust & Savings Bank offset by the reduction in municipal deposit accounts as disbursements were made to other municipalities.
The Company’s borrowings decreased $1.9 million since December 31, 2009. At June 30, 2010, $27.0 million of the Company’s borrowings were short-term federal funds, compared to $0 at December 31, 2009. Short-term borrowings are used primarily when mortgage warehouse lending increases as it did through the second quarter of 2010. Since December 31, 2009, $24.3 million of Federal Home Loan Bank (“FHLB”) advances have matured, and the Company has decided not to take additional advances and has used long-term brokered certificates of deposit to replace any required long-term debt. This generates additional liquidity by not using available collateral to secure the borrowings.
Stockholders’ equity totaled $116.5 million at June 30, 2010 compared to $114.6 million at December 31, 2009. The increase in stockholders’ equity during the period was the result of generating net income reduced by dividends declared. At June 30, 2010, the ratio of average stockholders’ equity to average assets was 8.67% compared to 8.61% at December 31, 2009. Book value per common share at June 30, 2010 increased to $28.10 compared to $27.67 at December 31, 2009.
Results of Operations
Overview
Consolidated net income for the three-month period ended June 30, 2010 was $2.5 million, an increase of 21.9% from the $2.1 million for the same period in 2009. Earnings per common share for the three months ended June 30, 2010 increased to $0.66 basic and $0.65 diluted, compared to $0.53 basic and $0.52 diluted for the same three-month period in 2009. Diluted earnings per share for both periods were reduced by $0.11 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which was issued in the fourth quarter of 2008. The results of the second quarter of 2010 were impacted by the transaction costs expensed from the purchase and assumption of American Trust & Savings Bank, those costs totaled $555,000 for the quarter.
Consolidated net income for the six-month period ended June 30, 2010 was $4.3 million, a decrease of 8.4% compared to $4.7 million for the same period in 2009. Earnings per common share for the six months ended June 30, 2010 decreased to $1.10 basic and $1.09 diluted, compared to $1.25 basic and $1.22 diluted for the same six-month period in 2009. Diluted earnings per share were reduced by $0.21 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which was issued in the fourth quarter of 2008. The results from the first six months of 2010 were impacted by the transaction costs expensed from the purchase and assumption of American Trust & Savings Bank, those costs totaled $664,000 for the six months.
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

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
During the second quarter of 2010, the on-going low interest rate environment influenced the rates paid on the Company’s interest bearing liabilities more than the yields received on the Company’s interest earning assets resulting in an increase of the net interest margin. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.
Net interest income during the three months ended June 30, 2010 was $11.4 million, an increase of $105,000 or 0.9% over the $11.3 million earned during the same period in 2009. Yields on the Company’s interest-earning assets decreased by 19 basis points to 5.51% for the three months ended June 30, 2010, from 5.70% for the same period in 2009. Interest income decreased $2.0 million from $18.8 million for the three months ended June 30, 2009 to $16.8 million for the same period in 2010. This decrease was due to the lower earning assets from the reduction in the balance of mortgage warehouse lending and the decrease in the yield on new and repriced earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $313.5 million out of the Company’s $411.7 million of adjustable rate loans.
Rates paid on interest-bearing liabilities decreased by 60 basis points for the three months ended June 30, 2010 compared to the same period in 2009 due to the lower interest rate environment. Interest expense decreased $2.1 million from $7.6 million for the three-months ended June 30, 2009 to $5.4 million for the same period in 2010. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities offset by additional interest costs as the Company has extended certain liabilities as a strategic move in this historically low interest rate environment. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yields received on the Company’s interest-earning assets which helped offset the decrease in the Company’s earning assets, the net interest margin increased 27 basis points from 3.51% for the three months ended June 30, 2009 to 3.78% for the same period in 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
The following are the average balance sheets for the three months ending:

		Three Months Ended			Three Months Ended
		June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$10,968	$4	0.15%	$11,247	$7	0.25%
Interest-earning deposits	6,988	4	0.23%	61,369	39	0.25%
Investment securities — taxable	283,883	2,509	3.54%	247,847	2,765	4.47%
Investment securities — non-taxable (1)	110,940	1,078	5.73%	91,812	947	5.52%
Loans receivable (2)	849,296	13,212	6.25%	921,903	15,091	6.57%

Total interest-earning assets (1)	1,262,075	16,807	5.51%	1,334,178	18,849	5.70%

Noninterest-earning assets
Cash and due from banks	14,904			15,634
Allowance for loan losses	(16,723)			(11,316)
Other assets	92,376			72,835

	$1,352,632			$1,411,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$840,647	$2,706	1.29%	$851,522	$3,993	1.88%
Borrowings	264,964	2,338	3.54%	329,891	3,222	3.92%
Subordinated debentures	30,181	395	5.25%	27,837	371	5.35%

Total interest-bearing liabilities	1,135,792	5,439	1.92%	1,209,250	7,586	2.52%

Noninterest-bearing liabilities
Demand deposits	90,301			82,914
Accrued interest payable and other liabilities	9,216			9,137
Shareholders’ equity	117,323			110,030

	$1,352,632			$1,411,331

Net interest income/spread		$11,368	3.59%		$11,263	3.18%

Net interest income as a percent of average interest earning assets (1)			3.78%			3.51%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
Net interest income during the six months ended June 30, 2010 was $21.9 million, a decrease of $758,000 or 3.3% over the $22.7 million earned during the same period in 2009. Yields on the Company’s interest-earning assets decreased by 43 basis points to 5.43% for the six months ended June 30, 2010 from 5.86% for the same period in 2009. Interest income decreased $4.6 million from $37.5 million for the six months ended June 30, 2009 to $32.9 million for the same period in 2010. This decrease was due to the decreased volume in interest earning assets along with a decrease in the yield on interest earning assets.
Rates paid on interest-bearing liabilities decreased by 58 basis points for the six months ended June 30, 2010 compared to the same period in 2009 due to the lower interest rate environment. Interest expense decreased $3.8 million from $14.8 million for the six-months ended June 30, 2009 to $11.0 million for the same period in 2010. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities along with a lower volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets the net interest margin increased one basis point from 3.65% for the six months ended June 30, 2009 to 3.66% for the same period in 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
The following are the average balance sheets for the six months ending:

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$39,431	$13	0.07%	$7,509	$9	0.24%
Interest-earning deposits	5,928	38	1.29%	34,453	44	0.26%
Investment securities — taxable	268,949	4,912	3.68%	246,591	5,607	4.59%
Investment securities — non-taxable (1)	111,604	2,159	5.42%	90,573	1,867	5.54%
Loans receivable (2)	830,429	25,817	6.28%	919,758	29,996	6.58%

Total interest-earning assets (1)	1,256,341	32,939	5.43%	1,298,884	37,523	5.86%

Noninterest-earning assets
Cash and due from banks	14,381			15,216
Allowance for loan losses	(16,365)			(11,356)
Other assets	88,667			76,229

	$1,343,024			$1,378,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$834,775	$5,469	1.32%	$818,341	$7,989	1.97%
Borrowings	267,145	4,781	3.61%	334,628	6,114	3.68%
Subordinated debentures	29,015	768	5.34%	27,837	741	5.37%

Total interest-bearing liabilities	1,130,935	11,018	1.96%	1,180,806	14,844	2.54%

Noninterest-bearing liabilities
Demand deposits	86,501			81,358
Accrued interest payable and other liabilities	8,822			9,146
Shareholders’ equity	116,766			107,663

	$1,343,024			$1,378,973

Net interest income/spread		$21,921	3.46%		$22,679	3.32%

Net interest income as a percent of average interest earning assets (1)			3.66%			3.65%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the second quarter of 2010, a provision for loan losses of $3.0 million was required to adequately fund the ALLL compared to a provision of $3.3 million for the second quarter of 2009. The provision for the current quarter resulted from losses primarily in the commercial and installment loan portfolios due to current economic conditions and the need for specific reserves due to non-performing loans. Commercial loan net charge-offs during the second quarter of 2010 were $884,000, residential mortgage loan net charge-offs were $288,000, and installment loans net charge-offs were $1.4 million. The $1.4 million in installment loan net charge-offs were comprised of $550,000 of home equity lines, $448,000 of indirect automobile loans, and $407,000 primarily of direct home equity installment loans.
For the six months ended June 30, 2010, the provision for loan losses totaled $6.2 million compared to $6.5 million in the prior year for the same period. Commercial loan charge-offs during the first six months of 2010 were $2.7 million, real estate loan charge-offs were $597,000, and installment loan charge-offs were $2.4 million. The $2.4 million in installment loan net charge-offs were comprised of $1.2 million of indirect automobile loans, $583,000 of home equity lines, and $580,000 primarily of direct home equity installment loans.
Non-performing loans totaled $21.2 million on June 30, 2010, up from $16.4 million on March 31, 2010, and $13.5 million on June 30, 2009. As a percentage of total loans, non-performing loans were 2.26% on June 30, 2010, up from 2.02% on March 31, 2010 and 1.49% on June 30, 2009. Horizon’s non-performing loan statistics compare favorably to National and State of Indiana peer averages2 of 2.83% and 4.82%, respectively, as of March 31, 2010, the most recent data available.
The increase of non-performing loans over the prior quarter end was due to an increase in commercial (including commercial real estate) non-performing loans and a reclassification of modified loans resulting in more loans classified as troubled debt restructures (“TDR’s”). Non-performing commercial loans totaled $9.8 million on June 30, 2010, up from $7.0 million on March 31, 2010, and $8.0 million on June 30, 2009. The increase during the quarter was primarily due to a $4.6 million loan secured by a hotel that was placed on non-accrual. This loan is current and making interest only payments which are being applied to the principal balance and the real estate collateral is for sale. Additionally, four other loans totaling $572,000 were placed on non-accrual during the quarter. These additions to commercial non-accrual loans were offset by four loans totaling $1.0 million being paid off, six loans totaling $952,000 being fully or partially charged-off, one loan totaling $111,000 placed back on accrual, and one loan totaling $37,000 moved to Other Real Estate Owned (“OREO”).
TDR’s increased from $1.2 million on March 31, 2010 to $3.4 million on June 30, 2010. Of these, $3.2 million were mortgage loans and $204,000 were consumer loans. The increase was primarily due to seven modified loans reported as TDR’s at December 31, 2009 that were moved to performing status as of March 31, 2010. During the second quarter, regulatory guidance recommended that all TDR’s with modified terms, even when performing, should continue to be reported as TDR’s, and as a result, $2.2 million of performing TDR’s were returned to TDR status as of June 30, 2010. Three mortgage loans totaling $494,000 were added to TDR status during the quarter and $420,000 were removed by either a sale of the property or because they were moved to OREO.

[2]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $10 Billion as reported by the Uniform Bank Performance Report as of March 31, 2010. Indiana peer group: Consists of 18 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of March 31, 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
Non-accrual loans totaled $17.7 million on June 30, 2010, up from $14.9 million on March 31, 2010, and $10.7 million on June 30, 2009. On June 30, 2010, nonaccrual loans to hotel owners totaled $4.6 million, to restaurant operators totaled $1.7 million, and to home builders and land developers totaled $1.7 million. Mortgage loans on non-accrual totaled $4.6 million on June 30, 2010, down from $4.9 million on March 31, 2010, but up from $3.8 million on June 30, 2009. Consumer loans on non-accrual increased to $3.2 million on June 30, 2010, up from $2.9 million on March 31, 2010, and $1.2 million on June 30, 2009.
The increase in the Company’s non-performing loans over the past year can be attributed to the continued slow economy and continued high local unemployment causing lower business revenues and increased bankruptcies.
Loans 90 days delinquent but still on accrual totaled $77,000 on June 30, 2010, down from $345,000 on March 31, 2010, and $562,000 on June 30, 2009. Horizon’s policy is to place loans over 90 days delinquent on non-accrual unless they are in the process of collection and a full recovery is expected. Loans 30 to 89 days delinquent were $8.6 million at June 30, 2010, compared to $10.9 million at March 31, 2010 and $15.4 million at June 30, 2009.
OREO and repossessed assets totaled $2.9 million on June 30, 2010, up from $2.2 million on March 31, 2010, and $2.3 million on June 30, 2009. During the quarter, nine properties with a book value of $696,000 on March 31, 2010 were sold. Another nine properties with a book value of $1.4 million on June 30, 2010 were transferred into OREO. One of the properties carried as OREO as of June 30, 2010, a residential lot with a book value of $650,000, is under contract to sell for $950,000. On June 30, 2010, OREO was comprised of 40 properties. Of these, 36 totaling $2.5 million were residential and four totaling $473,000 were commercial. Repossessed assets totaled $70,000 on June 30, 2010, down from $101,000 on March 31, 2010. These were all vehicles.
No mortgage warehouse loans were non-performing as of June 30, 2010, March 31, 2010, or June 30, 2009.
Non-Interest Income
The following is a summary of changes in non-interest income:

	Three Months Ended		Amount	Percent
Non-interest income	June 30, 2010	June 30, 2009	Change	Change

Service charges on deposit accounts	$964	$974	$(10)	-1.0%
Wire transfer fees	185	261	(76)	-29.1%
Interchange fees	560	456	104	22.8%
Fiduciary activities	1,007	824	183	22.2%
Gain (loss) on sale of securities	131	—	131	100.0%
Gain on sale of mortgage loans	1,674	1,671	3	0.2%
Mortgage servicing net of impairment	(97)	(32)	(65)	203.1%
Increase in cash surrender value of bank owned life insurance	197	185	12	6.5%
Other income	302	177	125	70.6%

Total non-interest income	$4,923	$4,516	$407	9.0%

Residential mortgage loan refinancing continued to generate strong gain on sale of loans during the second quarter and compared favorably to the same period in the prior year. The Company’s residential mortgage loan division continues to provide customers with the needed service to lower their mortgage interest rates along with customers that took advantage of the personal income tax incentives that were available. During the second quarter of 2010, the Company originated approximately $52.5 million of mortgage loans to be

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
sold on the secondary market compared to $106.1 million for the same period last year. Better pricing and execution in the secondary market has generated approximately twice the percentage gain on sale of mortgage loans compared to the same period in 2009 as the origination volume has decreased.
Wire transfer fee income decreased compared to the prior year as the Company’s mortgage warehouse business line has had less activity due to decreased residential mortgage loan refinancing volume. The decrease in service charge income was the result of reduced overdraft fee income as the number of consumer overdrafts have gone down. Also, due to the low interest rate environment, refinancing activity, and lower origination volume, the mortgage servicing right asset had net impairment during quarter. These decreases were offset by increases in fiduciary activity from more fee income from the Bank’s trust department due to improved market values and additional fees, an increase in the interchange fees due to higher levels of activity in ATM and debit card transactions, and a net gain on the sale of securities of $131,000 as our analysis determined that market conditions provided the opportunity to add these gains to capital without negatively impacting long term earnings. Other income for the second quarter of 2010 included $136,000 from the gain on sale of OREO.

	Six Months Ended		Amount	Percent
Non-interest income	June 30, 2010	June 30, 2009	Change	Change

Service charges on deposit accounts	$1,829	$1,908	$(79)	-4.1%
Wire transfer fees	325	508	(183)	-36.0%
Interchange fees	1,014	844	170	20.1%
Fiduciary activities	2,002	1,741	261	15.0%
Gain (loss) on sale of securities	131	—	131	100.0%
Gain on sale of mortgage loans	3,056	3,584	(528)	-14.7%
Mortgage servicing net of impairment	(32)	(166)	134	-80.7%
Increase in cash surrender value of bank owned life insurance	353	341	12	3.5%
Other income	619	250	369	147.6%

Total non-interest income	$9,297	$9,010	$287	3.2%

During the first six months of 2010, the Company originated approximately $101.4 million of mortgage loans to be sold on the secondary market compared to $206.5 million for the same period last year. Better pricing and execution in the secondary market has generated higher percentage gains on the sale of mortgage loans compared to the same period in 2009. However, the overall gain on sale of mortgage loans was down $528,000 compared to the prior year. Wire transfer fee income decreased compared to the prior year as the Company’s mortgage warehouse business line has had less activity due to decreased residential mortgage loan refinancing volume. The decrease in service charge income was the result of reduced overdraft fee income as the number of consumer overdrafts has gone down. These decreases were offset by increases in fiduciary activity from more fee income from the Bank’s trust department due to improved market values and additional fees, an increase in the interchange fees due to higher levels of activity in ATM and debit card transactions, and a net gain on the sale of securities of $131,000 as our analysis determined that market conditions provided the opportunity to add these gains to capital without negatively impacting long term earnings. Other income for the second quarter of 2010 included $185,000 from the gain on sale of OREO compared to a $92,000 loss on the sale of OREO for the same period in 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
Non-Interest Expense
The following is a summary of changes in non-interest expense:

	Three Months Ended		Amount	Percent
Non-interest expense	June 30, 2010	June 30, 2009	Change	Change

Salaries and employee benefits	$5,190	$4,894	$296	6.0%
Net occupancy expenses	979	899	80	8.9%
Data processing	570	396	174	43.9%
Professional fees	530	310	220	71.0%
Outside services and consultants	424	351	73	20.8%
Loan expense	771	644	127	19.7%
FDIC deposit insurance	408	1,059	(651)	-61.5%
Other losses	10	82	(72)	-87.8%
Other expenses	1,302	1,293	9	0.7%

Total non-interest expense	$10,184	$9,928	$256	2.6%

During the second quarter of 2010, the Company expensed $555,000 of transaction costs related to the purchase and assumption of American Trust & Savings Bank. These one time expenses impacted salaries and employee benefits by $145,000, data processing by $170,000, professional fees by $138,000, outside services and consultants by $60,000, and other expenses by $42,000. In addition to the increased expenses due to these transaction costs, loan expense increased during the second quarter of 2010 compared to the same period in 2009 due to increased collection costs. Professional fees were higher compared to last year due to increasing rules and regulations requiring additional professional assistance and as a result of the American Trust & Savings Bank transaction. The Company’s FDIC expense decreased compared to the same period in 2009 due to the $663,000 recorded in the second quarter of 2009 for the special FDIC assessment. All other categories of non-interest expense did not have a significant change from the prior year.

	Six Months Ended		Amount	Percent
Non-interest expense	June 30, 2010	June 30, 2009	Change	Change

Salaries and employee benefits	$9,988	$9,725	$263	2.7%
Net occupancy expenses	2,041	1,931	110	5.7%
Data processing	972	775	197	25.4%
Professional fees	1,001	705	296	42.0%
Outside services and consultants	789	677	112	16.5%
Loan expense	1,521	1,210	311	25.7%
FDIC deposit insurance	796	1,351	(555)	-41.1%
Other losses	37	467	(430)	-92.1%
Other expenses	2,593	2,484	109	4.4%

Total non-interest expense	$19,738	$19,325	$413	2.1%

During the first six months of 2010, the Company expensed $664,000 of transaction costs related to the purchase and assumption of American Trust & Savings Bank. These one time expenses impacted salaries and employee benefits by $145,000, data processing by $170,000, professional fees by $232,000, outside services and consultants by $60,000, and other expenses by $57,000. In addition to these increases due to the transaction costs, loan expense increased during the second quarter of 2010 compared to the same period in 2009 due to increased collection costs. Professional fees were higher compared to last year due to increasing rules and regulations requiring additional professional assistance and as a result of the American Trust & Savings Bank acquisition. The Company’s FDIC expense decreased due to the $663,000 recorded in the second quarter of 2009 for the special FDIC assessment. Other losses during the first quarter of 2009

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2010
included a one-time charge of $210,000 for a wire transfer fraud perpetrated on the bank. All other categories of non-interest expense did not have a significant change from the prior year.
Income Taxes
Income tax expense for the second quarter of 2010 was $592,000 compared to $497,000 of tax expense for the second quarter of 2009. The effective tax rate for the second quarter of 2010 was 19.1% compared to 19.4% in 2009.
Income tax expense for the six-month period ending June 30, 2010 was $941,000 compared to $1.2 million of tax expense for the same period in 2009. The effective tax rate for the six-month period ending June 30, 2010 was 17.9% compared to 20.0% for the same period in 2009. The lower effective tax rate in 2010 can be attributed to lower net income before taxes compared to 2009 with a similar amount of tax exempt income.
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2010, cash and cash equivalents decreased by approximately $43.5 million. The decrease was primarily due to the growth in investment securities and reduction in municipal deposits. At June 30, 2010, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $395.1 million in unused credit lines with various money center banks, including the FHLB at June 30, 2010 compared to $289.7 million at December 31, 2009 and $209.2 million at June 30, 2009.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2010. Stockholders’ equity totaled $116.5 million as of June 30, 2010, compared to $114.6 million as of December 31, 2009. For the six-months ended June 30, 2010, the ratio of average stockholders’ equity to average assets was 8.67% compared to 8.61% for the quarter ending December 31, 2009. Horizon’s capital increased during the six months as a result of increased earnings net of dividends declared and the amortization of unearned compensation.
Horizon declared dividends in the amount of $0.34 per share during the first six months of 2010 which was the same amount for the same period of 2009. The dividend payout ratio (dividends as a percent of basic earnings per share) was 30.9% and 27.3% for the first six months of 2010 and 2009, respectively. Horizon is a participant in the Capital Purchase Program, which is a program of the Troubled Assets Relief Program (“TARP”) established by the United States Department of the Treasury (the “U.S. Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the agreements Horizon entered into as part of the Capital Purchase Program, Horizon is not permitted to increase dividends on its common shares above the amount of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.17 per common share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares issued to the U.S. Treasury pursuant to the Capital Purchase Program have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2009.

HORIZON BANCORP AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
For the Six Months Ended June 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2009 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2009 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2010, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2010, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Six Months Ended June 30, 2010
ITEM 1. LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations. In addition, Horizon is engaged in the following legal proceeding:
On June 2, 2010, Capitol Bancorp and one of its subsidiaries, Michigan Commerce Bank, filed a Verified Complaint in Kalamazoo County Circuit Court, Case No. 2010 – 0300-CK and obtained an ex-parte temporary restraining order in Michigan state court. The Complaint asserted a variety of claims against Horizon and certain ex-employees of Michigan Commerce Bank including, without limitation, breach of contract, tortious interference, misappropriation of trade secretes, and civil conspiracy. The temporary restraining order and preliminary injunction primarily sought to restrain the ex-employees from soliciting or doing business with any of Michigan Commerce Bank’s customers and from using or disclosing any of Michigan Commerce Bank’s confidential information. On June 21, 2010, the hearing on the preliminary injunction was held, and the court dissolved the temporary restraining order and denied the preliminary injunction.
As a result, this matter now primarily involves damage claims against the ex-employees for alleged breaches of their duty of loyalty to Michigan Commerce Bank and alleged breaches of the confidentiality agreements they signed while employed at Michigan Commerce Bank and claims against Horizon for alleged breaches of an employee non-solicitation provision contained in a confidentiality agreement between Horizon, Capitol Bancorp and certain of its affiliates (which was entered into in 2009 in connection with Horizon’s investigation of potentially purchasing two affiliate banks of Capitol Bancorp) and similar claims relating to the hiring of the employees. Horizon is vigorously defending this matter.
On July 23, 2010, the bankruptcy trustee for AmerLink, LTD., filed a Complaint in the United States Bankruptcy Court of the Eastern District of North Carolina, Wilson Division seeking to recover up to $25,000,000 in alleged damages and related costs from multiple defendants, including Horizon Bank, N.A. (f/k/a Horizon Trust & Investment Management) arising out of the bankruptcy of AmerLink. The Complaint primarily alleges that the prior owners of AmerLink engaged in a series of fraudulent and/or improper transactions in connection with the formation of AmerLink’s Employee Stock Ownership Plan (ESOP). Horizon served as the ESOP trustee for AmerLink’s ESOP plan. The Company was only served with this Complaint on August 2, 2010, and therefore, is still in the process of gathering background information and investigating the validity of the claims.
ITEM 1A. RISK FACTORS
No material changes from the factors included in the 2009 Annual Report on Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Six Months Ended June 30, 2010
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

HORIZON BANCORP
Dated: August 12, 2010	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 12, 2010	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.
Exhibit
31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.