Form 10-Q
period 2010-09-30
HORIZON BANCORP /IN/
filed 2010-11-12
CIK 706129

HORIZON BANCORP
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,301,437 at November 12, 2010.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30	December 31
	2010	2009
	(Unaudited)

Assets
Cash and due from banks	$18,203	$68,702
Investment securities, available for sale	384,204	333,132
Investment securities, held to maturity	13,490	11,657
Loans held for sale	16,483	5,703
Loans, net of allowance for loan losses of $18,030 and $16,015	940,784	870,302
Premises and equipment	34,274	30,534
Federal Reserve and Federal Home Loan Bank stock	14,603	13,189
Goodwill	5,910	5,787
Other intangible assets	2,855	1,447
Interest receivable	6,720	5,986
Cash value life insurance	26,991	23,139
Other assets	20,541	17,442

Total assets	$1,485,058	$1,387,020

Liabilities
Deposits
Non-interest bearing	$105,376	$84,357
Interest bearing	894,107	867,351

Total deposits	999,483	951,708
Borrowings	318,516	284,016
Subordinated debentures	30,562	27,837
Interest payable	766	1,135
Other liabilities	15,619	7,719

Total liabilities	1,364,946	1,272,415

Commitments and contingent liabilities Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value
Authorized, 1,000,000 shares
Issued 25,000 shares	24,426	24,306
Common stock, $.2222 stated value
Authorized, 22,500,000 shares
Issued, 3,301,437 and 3,273,881 shares	1,122	1,119
Additional paid-in capital	10,295	10,030
Retained earnings	78,280	73,431
Accumulated other comprehensive income	5,989	5,719

Total stockholders’ equity	120,112	114,605

Total liabilities and stockholders’ equity	$1,485,058	$1,387,020

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$14,466	$13,797	$40,283	$43,793
Investment securities
Taxable	2,431	2,673	7,394	8,333
Tax exempt	979	1,015	3,138	2,882

Total interest income	17,876	17,485	50,815	55,008

Interest Expense
Deposits	2,769	3,528	8,238	11,517
Borrowed funds	2,026	2,897	6,807	9,011
Subordinated debentures	461	341	1,229	1,082

Total interest expense	5,256	6,766	16,274	21,610

Net Interest Income	12,620	10,719	34,541	33,398
Provision for loan losses	2,657	3,416	8,890	9,903

Net Interest Income after Provision for Loan Losses	9,963	7,303	25,651	23,495

Other Income
Service charges on deposit accounts	921	972	2,750	2,880
Wire transfer fees	211	201	536	709
Interchange fees	649	514	1,663	1,358
Fiduciary activities	934	745	2,936	2,486
Gain (loss) on sale of securities	336	422	467	422
Gain on sale of mortgage loans	2,473	1,277	5,529	4,861
Mortgage servicing net of impairment	(331)	35	(363)	(131)
Increase in cash surrender value of bank owned life insurance	246	206	599	547
Other income	209	170	828	420

Total other income	5,648	4,542	14,945	13,552

Other Expenses
Salaries and employee benefits	5,985	4,539	15,973	14,264
Net occupancy expenses	1,036	941	3,077	2,872
Data processing	502	419	1,474	1,194
Professional fees	417	316	1,418	1,021
Outside services and consultants	374	366	1,163	1,043
Loan expense	855	631	2,376	1,841
FDIC insurance expense	423	400	1,219	1,751
Other losses	143	(25)	180	442
Other expenses	1,522	1,342	4,115	3,826

Total other expenses	11,257	8,929	30,995	28,254

Income Before Income Tax	4,354	2,916	9,601	8,793
Income tax expense	1,075	559	2,016	1,737

Net Income	3,279	2,357	7,585	7,056
Preferred stock dividend and discount accretion	(353)	(351)	(1,057)	(1,051)

Net Income Available to Common Shareholders	$2,926	$2,006	$6,528	$6,005

Basic Earnings Per Share	$0.89	$0.62	$1.99	$1.86
Diluted Earnings Per Share	$0.88	$0.61	$1.96	$1.84
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income	Total

Balances, January 1, 2010	$24,306	$1,119	$10,030		$73,431	$5,719	$114,605
Net income				$7,585	7,585		7,585
Other comprehensive income, net of tax:
Unrealized gain on securities				2,865		2,865	2,865
Unrealized loss on derivative instruments				(2,595)		(2,595)	(2,595)

Comprehensive income				$7,855

Amortization of unearned compensation			51				51
Exercise of stock options		3	117				120
Tax benefit related to stock options			77				77
Stock option expense			20				20
Cash dividends on preferred stock (5.00%)					(937)		(937)
Cash dividends on common stock ($.51 per share)					(1,679)		(1,679)
Accretion of discount on preferred stock	120				(120)		—

Balances, September 30, 2010	$24,426	$1,122	$10,295		$78,280	$5,989	$120,112

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2010	2009
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$7,585	$7,056
Items not requiring (providing) cash
Provision for loan losses	8,890	9,903
Depreciation and amortization	1,715	1,733
Share based compensation	20	29
Mortgage servicing rights impairment	409	124
Deferred income tax	(923)	(576)
Premium amortization on securities available for sale, net	1,326	491
Gain on sale of investment securities	(467)	(422)
Gain on sale of mortgage loans	(5,529)	(4,861)
Proceeds from sales of loans	188,564	270,354
Loans originated for sale	(184,368)	(267,847)
Increase in cash surrender value of life insurance	(566)	(515)
(Gain) Loss on sale of other real estate owned	(352)	13
Net change in Interest receivable	(195)	(514)
Interest payable	(369)	(606)
Other assets	5,010	961
Other liabilities	1,776	247

Net cash provided by operating activities	22,526	15,570

Investing Activities
Purchases of securities available for sale	(165,749)	(89,034)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	157,412	66,068
Purchase of securities held to maturity	(15,332)	(14,031)
Proceeds from maturities of securities held to maturity	13,500	—
Purchase of FRB stock	(78)	(600)
Net change in loans	(40,260)	(9,115)
Proceeds on sale of OREO and repossessed assets	2,982	8,833
Purchases of premises and equipment	(2,020)	(3,048)
Purchases and assumption of ATSB	3,406	—

Net cash used in investing activities	(46,139)	(40,927)

Financing Activities
Net change in
Deposits	(50,242)	16,828
Borrowings	25,774	(12,499)
Proceeds from issuance of stock	120	152
Tax benefit from issuance of stock	77	—
Dividends paid on common shares	(1,679)	(1,441)
Dividends paid on preferred shares	(937)	(1,051)

Net cash provided by (used in) financing activities	(26,887)	1,989

Net Change in Cash and Cash Equivalent	(50,500)	(23,368)
Cash and Cash Equivalents, Beginning of Period	68,702	38,680

Cash and Cash Equivalents, End of Period	$18,202	$15,312

Additional Cash Flows Information
Interest paid	$16,643	$22,216
Income taxes paid	2,180	2,005
Transfer of loans to other real estate owned	7,937	5,436
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2010 and September 30, 2009 are not necessarily indicative of the operating results for the full year of 2010 or 2009. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Basic earnings per share
Net income	$3,279	$2,357	$7,585	$7,056
Less: Preferred stock dividends and accretion of discount	353	351	1,057	1,051

Net income available to common shareholders	$2,926	$2,006	$6,528	$6,005

Weighted average common shares outstanding	3,279,201	3,245,505	3,275,969	3,221,622

Basic earnings per share	$0.89	$0.62	$1.99	$1.86

Diluted earnings per share
Net income available to common shareholders	$2,926	$2,006	$6,528	$6,005

Weighted average common shares outstanding	3,279,201	3,245,505	3,275,969	3,221,622
Effect of dilutive securities:
Warrants	42,397	—	31,953	—
Restricted stock	14,295	20,572	12,910	41,895
Stock options	741	7,665	2,998	6,637

Weighted average shares outstanding	3,336,634	3,273,742	3,323,830	3,270,154

Diluted earnings per share	$0.88	$0.61	$1.96	$1.84

At September 30, 2010 and 2009, there were 48,000 shares and 30,800 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

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
Note 2 — Securities
The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010 (Unaudited)	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$36,167	$993	$(1)	$37,159
State and municipal	112,920	4,613	(120)	117,413
Federal agency collateralized mortgage obligations	112,475	2,893	—	115,368
Federal agency mortgage-backed pools	109,377	4,453	(42)	113,788
Corporate notes	489	—	(13)	476

Total available for sale investment securities	$371,428	$12,952	$(176)	$384,204

Held to maturity, State and Municipal	$13,490	$—	$—	$13,490

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$19,612	$473	$—	$20,085
State and municipal	107,160	2,402	(413)	109,149
Federal agency collateralized mortgage obligations	84,001	1,121	(227)	84,895
Federal agency mortgage-backed pools	113,633	5,028	—	118,661
Corporate notes	355	—	(13)	342

Total available for sale investment securities	$324,761	$9,024	$(653)	$333,132

Held to maturity, State and Municipal	$11,657	$30	$—	$11,687

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2010, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies and federal agency collateralized mortgage obligations were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2010.
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	(Unaudited)		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$8,660	$8,662	$2,658	$2,691
One to five years	24,392	25,178	5,449	5,682
Five to ten years	49,636	51,665	40,557	41,400
After ten years	66,888	69,543	78,463	79,803

	149,576	155,048	127,127	129,576
Federal agency collateralized mortgage obligations	112,475	115,368	84,001	84,895
Federal agency mortgage-backed pools	109,377	113,788	113,633	118,661

Total available for sale investment securities	$371,428	$384,204	$324,761	$333,132

Held to maturity
Within one year	$13,295	$13,295	$11,462	$11,484
One to five years	195	195	195	203

Total held to maturity investment securities	$13,490	$13,490	$11,657	$11,687

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010 (Unaudited)	Value	Losses	Value	Losses	Value	Losses

US Treasury and federal agencies	$8,249	$(1)	$—	$—	$8,249	$(1)
State and municipal	7,701	(113)	885	(7)	8,586	(120)
Federal agency collateralized mortgage obligations	4,765	—	—	—	4,765	—
Federal agency mortgage-backed pools	12,755	(42)	35	—	12,790	(42)
Corporate notes	19	(13)	—	—	19	(13)

Total temporarily impaired securities	$33,489	$(169)	$920	$(7)	$34,409	$(176)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

State and municipal	$14,757	$(216)	$3,791	$(197)	$18,548	$(413)
Federal agency collateralized mortgage obligations	12,369	(122)	1,756	(105)	14,125	(227)
Federal agency mortgage-backed pools	—	—	42	—	42	—
Corporate notes	9	(13)	—	—	9	(13)

Total temporarily impaired securities	$27,135	$(351)	$5,589	$(302)	$32,724	$(653)

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30	September 30
	2010	2009
	(Unaudited)	(Unaudited)

Sales of securities available for sale
Proceeds	$82,531	$12,880
Gross gains	599	422
Gross losses	132	—
Note 3 — Loans

	September 30	December 31
	2010 (Unaudited)	2009

Real estate loans
1—4 family	$174,112	$134,076
Other	7,604	5,519

Total	181,716	139,595

Commercial loans
Working capital and equipment	159,766	167,149
Real estate, including agriculture	157,913	135,639
Tax exempt	3,010	3,247
Other	8,541	8,482

Total	329,230	314,517

Consumer loans
Auto	138,735	146,270
Recreation	6,152	5,321
Real estate/home improvement	30,802	32,009
Home equity	89,834	83,412
Unsecured	3,052	2,222
Other	1,928	1,976

Total	270,503	271,210

Mortgage warehouse loans
Prime	193,848	166,698
Sub-prime	—	—

Total	193,848	166,698

Total loans	975,297	892,020
Allowance for loan losses	(18,030)	(16,015)

Loans, net	$957,267	$876,005

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 — Allowance for Loan Losses

	Nine Months Ended
	September 30	September 30
	2010 (Unaudited)	2009 (Unaudited)

Balances, beginning of period	$16,015	$11,410
Provision for losses	8,890	9,903
Recoveries on loans	794	952
Loans charged off	(7,669)	(8,341)

Balances, end of period	$18,030	$13,924

Note 5 — Non-performing Assets and Impaired Loans
The following table shows non-performing loans including loans more than 90 days past due, on non-accrual, and troubled debt restructuring along with other real estate owned and repossessed collateral.

	September 30	December 31
	2010 (Unaudited)	2009

Non-performing loans
Commercial
More than 90 days past due	$12	$1,086
Non-accrual	8,416	8,143
Trouble debt restructuring — accruing	—	—
Trouble debt restructuring — non-accrual	427	—
Residential mortgage
More than 90 days past due	537	296
Non-accrual	4,652	1,257
Trouble debt restructuring — accruing	3,278	3,266
Trouble debt restructuring — non-accrual	—	—
Mortgage warehouse
More than 90 days past due	—	—
Non-accrual	—	—
Trouble debt restructuring — accruing	—	—
Trouble debt restructuring — non-accrual	—	—
Installment
More than 90 days past due	284	376
Non-accrual	3,872	2,515
Trouble debt restructuring — accruing	165	206
Trouble debt restructuring — non-accrual	37	—

Total non-performing loans	21,680	17,145

Other real estate owned and repossessed collateral
Commercial	2,751	544
Residential mortgage	1,283	1,186
Mortgage warehouse	—	—
Installment	107	23

Total other real estate owned and repossessed collateral	4,141	1,753

Total non-performing assets	$25,821	$18,898

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

	Carrying	Average	Specific	Interest
Impaired loans	Value	Balance	Reserves	Collected

September 30, 2010
(Nine months ending)
Commercial	$8,841	$8,619	$1,527	$181
Residential mortgage	3,279	3,376	65	96
Mortgage warehouse	—	—	—	—
Installment	202	204	—	7

Total	$12,322	$12,199	$1,592	$284

December 31, 2009
Commercial	$9,685	$11,647	$1,675	$389
Residential mortgage	3,472	2,481	84	184
Mortgage warehouse	—	—	—	—
Installment	206	159	—	15

Total	$13,363	$14,287	$1,759	$588

There were $5.5 million and $4.8 million of impaired loans without a specific reserve at September 30, 2010 and December 31, 2009. Interest income not recognized on the non-performing loans totaled approximately $442,000 for the nine months ending September 30, 2010 and $712,000 for the year ending December 31, 2009. Accrued interest on impaired loans is reversed from interest income when a loan is determined to be impaired and is a non-accrual loan.
Note 6 — Derivative financial instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.6 million at September 30, 2010. Under these agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2010, the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending activities. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2010, the Company’s fair value hedges were effective and are not expected to have a significant impact the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective, and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $41.5 million at September 30, 2010.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2010, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	September 30, 2010 (Unaudited)		September 30, 2010 (Unaudited)
Derivatives designated as	Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$2,914	Other liabilities	$2,914
Interest rate contracts	Other Assets	—	Other liabilities	3,565

Total derivatives designated as hedging instruments		2,914		6,479

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	690	Other liabilities	—

Total derivatives not designated as hedging instruments		690		—

Total derivatives		$3,604		$6,479

	Asset Derivative		Liability Derivatives
	December 31, 2009		December 31, 2009
Derivatives designated as	Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,141	Other liabilities	$1,141
Interest rate contracts	Other Assets	1,038	Other liabilities	611

Total derivatives designated as hedging instruments		2,179		1,752

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	265	Other liabilities	135

Total derivatives not designated as hedging instruments		265		135

Total derivatives		$2,444		$1,887

The effect of the derivative instruments on the consolidated statement of income for the three month period ended is as follows:

	Amount of Loss Recognized in Other		Amount of Loss Recognized in Other
	Comprehensive Income on Derivative		Comprehensive Income on Derivative
	(Effective Portion)		(Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative in cash flow	2010	2009	2010	2009
hedging relationship	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest rate contracts	$(900)	$(11)	$(1,557)	$68

Total	$(900)	$(11)	$(1,557)	$68

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

		Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
		on Derivative		on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative in fair value	Location of gain (loss)	2010	2009	2010	2009
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest rate contracts	Interest income — loans	$560	$(141)	$1,773	$419
Interest rate contracts	Interest income — loans	(560)	141	(1,773)	(419)

Total		$—	$—	$—	$—

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative not designated	Location of gain (loss)	2010	2009	2010	2009
as hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Mortgage contracts	Other income — gain on sale of loans	$(40)	$321	$560	$177

Total		$(40)	$321	$560	$177

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
Hedged loans
Certain fixed rate loans have been converted to variable rate loans by entering into interest rate swap agreements. The fair value of those fixed rate loans is based on discounting the estimated cash flows using interest rates determined by the respective interest rate swap agreement. Loans are classified within Level 3 of the valuation hierarchy based on the unobservable inputs used.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2010 (Unaudited)
Available-for-sale securities
U.S. Treasury and federal agencies	$37,159	$—	$37,159	$—
State and municipal	117,413	—	117,413	—
Federal agency collateralized mortgage obligations	115,368	—	115,368	—
Federal agency mortgage-backed pools	113,788	—	113,788	—
Corporate notes	476	456	20	—

Total available-for-sale securities	384,204	456	383,748	—

Hedged loans	51,358	—	—	51,358
Forward sale commitments	690	—	—	690
Interest rate swap agreements	(6,479)	—	—	(6,479)

December 31, 2009
Available-for-sale securities
U.S. Treasury and federal agencies	$20,085	$—	$20,085	$—
State and municipal	109,149	—	109,149	—
Federal agency collateralized mortgage obligations	84,895	—	84,895	—
Federal agency mortgage-backed pools	118,661	—	118,661	—
Corporate notes	342	323	19	—

Total available-for-sale securities	333,132	323	332,809	—

Hedged loans	31,153	—	—	31,153
Forward sale commitments	265	—	—	265
Interest rate swap agreements	(715)	—	—	(715)
Commitments to originate loans	(135)	—	—	(135)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (Unaudited):

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

				Commitments
		Forward Sale	Interest Rate	to Originate
	Hedged Loans	Commitments	Swaps	Loans

Beginning balance December 31, 2009	$31,153	$265	$(715)	$(135)
Total realized and unrealized gains and losses
Included in net income	403	141	(403)	97
Included in other comprehensive income, gross	—	—	(420)	—
Purchases, issuances, and settlements	7,991	—	—	—
Principal payments	(216)	—	—	—

Ending balance March 31, 2010	39,331	406	(1,538)	(38)
Total realized and unrealized gains and losses
Included in net income	810	324	(810)	38
Included in other comprehensive income, gross	—	—	(2,186)	—
Purchases, issuances, and settlements	4,041	—	—	—
Principal payments	(284)	—	—	—

Ending balance June 30, 2010	43,898	730	(4,534)	—
Total realized and unrealized gains and losses
Included in net income	560	(40)	(560)	—
Included in other comprehensive income, gross	—	—	(1,385)	—
Purchases, issuances, and settlements	7,135	—	—	—
Principal payments	(235)	—	—	—

Ending balance September 30, 2010	$51,358	$690	$(6,479)	$—

				Commitments
		Forward Sale	Interest Rate	to Originate
	Hedged Loans	Commitments	Swaps	Loans

Beginning balance December 31, 2008	$25,033	$670	$(2,557)	$(438)
Total realized and unrealized gains and losses
Included in net income	24	(226)	(24)	258
Included in other comprehensive income, gross	—	—	(73)	—
Purchases, issuances, and settlements	2,901	—	—	—
Principal payments	(167)	—	—	—

Ending balance March 31, 2009	27,791	444	(2,654)	(180)
Total realized and unrealized gains and losses
Included in net income	(584)	(214)	584	37
Included in other comprehensive income, gross	—	—	194	—
Principal payments	(190)	—	—	—

Ending balance June 30, 2009	27,017	230	(1,876)	(143)
Total realized and unrealized gains and losses
Included in net income	141	136	(141)	185
Included in other comprehensive income, gross	—	—	(16)	—
Principal payments	(187)	—	—	—

Ending balance September 30, 2009	$26,971	$366	$(2,033)	$42

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Period Ended September 30
Non Interest Income (Unaudited)	2010	2009

Total gains and losses from:
Hedged loans	$560	$(141)
Fair value interest rate swap agreements	(560)	141
Derivative loan commitments	(40)	321

	$(40)	$321

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2010 (Unaudited)
Impaired loans	$12,322	$—	$—	$12,322

December 31, 2009
Impaired loans	$13,363	$—	$—	$13,363
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2010 and December 31, 2009. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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
The estimated fair values of Horizon’s financial instruments are as follows:

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30, 2010 (Unaudited)		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and due from banks	$18,203	$18,203	$68,702	$68,702
Investment securities available for sale	384,204	384,204	333,132	333,132
Investment securities held to maturity	13,490	13,490	11,657	11,687
Loans held for sale	16,483	16,483	5,703	5,703
Loans, net	940,784	977,844	870,302	885,625
Stock in FHLB and FRB	14,603	14,603	13,189	13,189
Interest receivable	6,720	6,720	5,986	5,986

Liabilities
Non-interest bearing deposits	$105,376	$105,376	$84,357	$84,357
Interest-bearing deposits	894,107	888,072	867,351	830,621
Borrowings	318,516	351,799	284,016	304,000
Subordinated debentures	30,562	30,011	27,837	27,817
Interest payable	766	766	1,135	1,135

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 9 — Other Comprehensive Income (Loss)

	Three Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Unrealized gains on securities:
Unrealized holding gains arising during the period	$3,494	$8,070
Less: reclassification adjustment for gains (losses) realized in net income	336	422

	3,158	7,648
Unrealized loss on derivative instruments	(1,385)	(17)

Net unrealized gains (losses)	1,773	7,631
Tax expense (benefit)	(621)	(2,671)

Other comprehensive income (loss)	$1,152	$4,960

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Unrealized gains on securities:
Unrealized holding gains arising during the period	$4,875	$8,919
Less: reclassification adjustment for gains realized in net income	467	422

	4,408	8,497
Unrealized loss on derivative instruments	(3,992)	105

Net unrealized gains (losses)	416	8,602
Tax expense (benefit)	(146)	(3,011)

Other comprehensive income (loss)	$270	$5,591

The components of accumulated other comprehensive income included in capital are as follows:

	September 30, 2010	December 31
	(Unaudited)	2009

Unrealized holding gain on securities available for sale	$8,306	$5,441
Unrealized gain (loss) on derivative instruments	(2,317)	278

Total accumulated other comprehensive income	$5,989	$5,719

Note 10 — Subsequent Events
On November 3, 2010, the Company received approval to redeem 25%, or $6.25 million, of the US Treasury’s original $25.0 million preferred stock investment in the Company from the Capital Purchase Program, which is a program of the Troubled Assets Relief Program (“TARP”). On November 10, 2010, the Company completed the redemption process reducing the US Treasury’s preferred stock investment in the Company to $18.75 million. This repurchase will result in annual savings of $312,500 or $0.11 per share, due to the elimination of the associated preferred dividends. The Company’s plan is to repurchases the remaining preferred shares over the next three years from the Company’s earnings.
Note 11 — Future accounting matters
FASB ASU 2009-16, Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets — ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Company adopted ASU 2009-16 effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 7 Disclosures About Fair Value of Assets and Liabilities. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.
ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance for the Company. The impact of ASU 2010-09 on the Company’s disclosures is reflected in Subsequent Events footnote.
FASB ASU 2010-18 — Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The Company has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.
ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.
For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
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
Horizon continues to operate in a challenging economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained at high levels during the first nine months of 2010. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. The increase in the Company’s non-performing loans over the past year can be attributed to the continued slow economy and continued high local unemployment causing lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post positive results through the first nine months of 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
Following are some highlights of Horizons financial performance through the third quarter of 2010:
•	Horizon’s third quarter 2010 net income was $3.3 million or $.88 diluted earnings per share, a 30.3% increase in net income from the previous quarter and a 39.1% increase from the same period in 2009.

•	Horizon’s net income for the nine months ended September 30, 2010, was $7.6 million or $1.96 diluted earnings per share compared to $7.1 million or $1.84 diluted earnings per share for the same period of the prior year.

•	The net interest margin increased to 3.84% for the three months ending September 30, 2010 as the rate paid on interest bearing liabilities decreased during the quarter more than the yield received on interest earning assets.

•	An increase in mortgage warehouse lending caused an increase in the average loan balance during the quarter, increasing interest income.

•	Horizon continued to experience strong residential mortgage loan activity during the third quarter providing $2.5 million of income from the gain on sale of mortgage loans.

•	Horizon’s quarterly provision for loan losses decreased by approximately $343,000 from the provision taken during the second quarter of 2010.

•	The ratio of allowance for loan losses to total loans increased to 1.85% from 1.77% at June 30, 2010 as Horizon loan and lease loss reserve increases for probable incurred losses inherent in the portfolio.

•	Horizon’s net loans charged off declined during the third quarter to $1.2 million compared to $2.6 million during the second quarter of 2010.

•	Horizon’s balance of Other Real Estate Owned (“OREO”) and repossessed assets increased approximately $1.2 million, to $4.1 million, during the third quarter as certain non-performing loans were transferred to OREO.

•	Horizon’s non-performing loans increased approximately $507,000 from June 30, 2010 to September 30, 2010 and 30 to 89 days delinquent loans increased $447,000 during the same period.

•	Horizon’s 30 to 89 day total loan delinquency remained steady at 0.93% and 0.92% of total loans at September 30, 2010 and June 30, 2010, respectively.

•	Horizon’s non-performing loans to total loans ratio as of September 30, 2010 was 2.22%, which compares favorably to National and State of Indiana peer averages[1] of 4.77% and 2.78%, respectively, as of June 30, 2010, the most recent data available.

•	Horizon’s capital ratios continue to be above the regulatory standards for well-capitalized banks.
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

[1]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $10 Billion as reported by the Uniform Bank Performance Report as of June 30, 2010. Indiana peer group: Consists of 17 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of June 30, 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2010, Horizon had core deposit intangibles of $2.9 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2010 was $22.25 per share compared to a book value of $29.18 per common share. Horizon reported record earnings for the tenth consecutive year in 2009 and believes the decline in market price relates to an overall decline in the financial industry sector and is not specific to Horizon. Horizon engaged a third party to perform an impairment test of its goodwill in 2009. The evaluation included three approaches: an income approach using a discounted cash flow based on earnings capacity as a long term investment; price to earnings multiples; and price to book value ratios. The impairment test was performed as of November 30, 2009 and provided support that no impairment to the Company’s goodwill was required based on its results.
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
There were no significant changes in the Company’s stock price, book value, or earnings as of September 30, 2010 that would change the results of the evaluation completed at the end of 2009. Horizon has concluded that, based on its own internal evaluation and the independent impairment test conducted by a third party, the recorded value of goodwill is not impaired.
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
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
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
Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized mortgage servicing rights. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, Horizon utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including Horizon’s own historical prepayment experience. For purposes of model valuation, estimates are made for each product type within the mortgage servicing rights portfolio on a monthly basis. In addition, on a quarterly basis Horizon engages a third party to independently test the value of the servicing asset.
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
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
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
Financial Condition
On September 30, 2010, Horizon’s total assets were $1.5 billion, an increase of $98.0 million from December 31, 2009. Total assets increased primarily due to the purchase of assets and assumption of liabilities of American Trust & Savings Bank during the second quarter of 2010 and an increase in mortgage warehouse loans from December 31, 2009.
Excess cash and cash equivalents held at year end decreased during the year as investment securities were purchased and as mortgage warehouse balances increased. At September 30, 2010, cash and cash due from banks was at a normalized operating level for the Company.
Investment securities were comprised of the following as of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010 (Unaudited)	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$36,167	$993	$(1)	$37,159
State and municipal	112,920	4,613	(120)	117,413
Federal agency collateralized mortgage obligations	112,475	2,893	—	115,368
Federal agency mortgage-backed pools	109,377	4,453	(42)	113,788
Corporate notes	489	—	(13)	476

Total available for sale investment securities	$371,428	$12,952	$(176)	$384,204

Held to maturity, State and Municipal	$13,490	$—	$—	$13,490

Investment securities increased by approximately $52.9 million compared to the end of 2009. This growth was the result of the Company deploying excess cash held during the first quarter in cash and cash due from banks into investment securities along with acquiring $39.2 million in investment securities from the American Trust & Savings Bank asset purchase. The investment securities acquired from American Trust & Savings Bank were primarily federal agencies and agencies mortgage-backed pools.
Net loans increased $70.5 million since December 31, 2009. This increase was primarily the result of $56.6 million in loans from American Trust & Savings Bank partially along with an increase in mortgage warehouse

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
lending and commercial loans during the year. Horizon’s residential mortgage and consumer loans have decreased slightly during 2010 as new loan production has not completely replaced all of the loan run-off from scheduled amortization and pay-offs.
Total deposits increased $47.8 million during the first nine months of 2010 primarily due to the assumption of $97.4 million of deposits from American Trust & Savings Bank offset by the reduction in municipal deposit accounts as disbursements were made to other municipalities.
The Company’s borrowings increased $34.5 million since December 31, 2009. At September 30, 2010, $87.0 million of the Company’s borrowings were short-term federal funds, compared to $0 at December 31, 2009. Short-term borrowings are used primarily when mortgage warehouse lending increases as it has during 2010. Since December 31, 2009, $54.1 million of Federal Home Loan Bank (“FHLB”) advances have matured, and the Company has decided not to take additional advances and has used long-term brokered certificates of deposit to replace any required long-term debt. This generates additional liquidity by not using available collateral to secure the borrowings.
Other liabilities increased $7.9 million since December 31, 2009 primarily due to a $4.7 million increase in the liability carried for the fair value of the Company’s derivative instruments, $1.1 million related to the settlement of an investment security, and an increase in the Company’s operating accruals.
Stockholders’ equity totaled $120.1 million at September 30, 2010 compared to $114.6 million at December 31, 2009. The increase in stockholders’ equity during the period was the result of generating net income reduced by dividends declared. For the nine-months ended September 30, 2010, the ratio of average stockholders’ equity to average assets was 8.32% compared to 8.61% for the quarter ending December 31, 2009. Book value per common share at September 30, 2010 increased to $29.18 compared to $27.67 at December 31, 2009.
Results of Operations
Overview
Consolidated net income for the three-month period ended September 30, 2010 was $3.3 million, an increase of 39.1% from the $2.4 million for the same period in 2009. Earnings per common share for the three months ended September 30, 2010 increased to $0.89 basic and $0.88 diluted, compared to $0.62 basic and $0.61 diluted for the same three-month period in 2009. Diluted earnings per share for both periods were reduced by $0.11 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which was issued in the fourth quarter of 2008.
Consolidated net income for the nine-month period ended September 30, 2010 was $7.6 million, an increase of 7.5% compared to $7.1 million for the same period in 2009. Earnings per common share for the nine months ended September 30, 2010 increased to $1.99 basic and $1.96 diluted, compared to $1.86 basic and $1.84 diluted for the same nine-month period in 2009. Basic and diluted earnings per share were reduced by $0.33 per share due to the preferred stock dividends and the accretion of the discount on preferred stock, which was issued in the fourth quarter of 2008. The results from the first nine months of 2010 were impacted by the transaction costs expensed during the first half of 2010 from the purchase and assumption of American Trust & Savings Bank, those costs totaled $664,000 for the nine months.
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
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.
During the third quarter of 2010, the on-going low interest rate environment influenced the rates paid on the Company’s interest bearing liabilities more than the yields received on the Company’s interest earning assets resulting in an increase of the net interest margin. Management believes that the current level of interest rates are driven by external factors and therefore impacts the results of the Company’s net interest margin.
Net interest income during the three months ended September 30, 2010 was $12.6 million, an increase of $1.9 million or 17.7% over the $10.7 million earned during the same period in 2009. Yields on the Company’s interest-earning assets decreased by 44 basis points to 5.39% for the three months ended September 30, 2010, from 5.83% for the same period in 2009. Interest income increased $391,000 from $17.5 million for the three months ended September 30, 2009 to $17.9 million for the same period in 2010. This increase was primarily due to higher interest earning assets from the purchase and assumption of assets from American Trust & Savings Bank and an increase in balance of mortgage warehouse lending partially offset by a decrease in the yield on new and repriced earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $376.8 million of the Company’s $506.1 million of adjustable rate loans.
Rates paid on interest-bearing liabilities decreased by 71 basis points for the three months ended September 30, 2010 compared to the same period in 2009 due to the lower interest rate environment. Interest expense decreased $1.5 million from $6.8 million for the three-months ended September 30, 2009 to $5.3 million for the same period in 2010. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yields received on the Company’s interest-earning assets which helped offset the decrease in the Company’s earning assets, the net interest margin increased 20 basis points from 3.64% for the three months ended September 30, 2009 to 3.84% for the same period in 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$12,273	$4	0.13%	$10,711	$7	0.26%
Interest-earning deposits	15,349	4	0.10%	7,783	—	0.00%
Investment securities — taxable	298,152	2,423	3.22%	248,165	2,666	4.26%
Investment securities — non-taxable (1)	102,885	979	5.32%	102,286	1,015	5.97%
Loans receivable (2)	918,930	14,466	6.25%	857,801	13,797	6.39%

Total interest-earning assets (1)	1,347,589	17,876	5.39%	1,226,746	17,485	5.83%

Noninterest-earning assets
Cash and due from banks	16,518			15,277
Allowance for loan losses	(17,137)			(12,513)
Other assets	97,460			77,734

	$1,444,430			$1,307,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$913,473	$2,769	1.20%	$756,567	$3,528	1.85%
Borrowings	258,476	2,026	3.11%	317,224	2,897	3.62%
Subordinated debentures	34,946	461	5.23%	27,837	341	4.86%

Total interest-bearing liabilities	1,206,895	5,256	1.73%	1,101,628	6,766	2.44%

Noninterest-bearing liabilities
Demand deposits	106,152			84,897
Accrued interest payable and other liabilities	11,204			9,238
Shareholders’ equity	120,179			111,481

	$1,444,430			$1,307,244

Net interest income/spread		$12,620	3.66%		$10,719	3.39%

Net interest income as a percent of average interest earning assets (1)			3.84%			3.64%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
Net interest income during the nine months ended September 30, 2010 was $34.5 million, an increase of $1.1 million or 3.4% over the $33.4 million earned during the same period in 2009. Yields on the Company’s interest-earning assets decreased by 50 basis points to 5.41% for the nine months ended September 30, 2010 from 5.91% for the same period in 2009. Interest income decreased $4.2 million from $55.0 million for the nine months ended September 30, 2009 to $50.8 million for the same period in 2010. This decrease was due to the decrease in the yield on interest earning assets.
Rates paid on interest-bearing liabilities decreased by 62 basis points for the nine months ended September 30, 2010 compared to the same period in 2009 due to the lower interest rate environment. Interest expense decreased $5.3 million from $21.6 million for the nine-months ended September 30, 2009 to $16.3 million for the same period in 2010. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets the net interest margin increased eight basis points from 3.64% for the nine months ended September 30, 2009 to 3.72% for the same period in 2010. During August and September of 2010 Horizon reduced the cost of brokered and wholesale funding by replacing maturing and certain existing instruments with lower cost funding. This action resulted in an approximate 100 basis point reduction in interest cost on approximately $290.0 million of wholesale funding.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$30,279	$13	0.06%	$27,647	$9	0.04%
Interest-earning deposits	9,213	38	0.55%	6,979	54	1.03%
Investment securities — taxable	278,790	7,343	3.52%	247,168	8,270	4.47%
Investment securities — non-taxable (1)	108,666	3,138	5.36%	94,473	2,882	5.91%
Loans receivable (2)	860,253	40,283	6.27%	898,876	43,793	6.52%

Total interest-earning assets (1)	1,287,201	50,815	5.41%	1,275,143	55,008	5.91%

Noninterest-earning assets
Cash and due from banks	15,101			15,370
Allowance for loan losses	(16,625)			(11,742)
Other assets	91,630			76,613

	$1,377,307			$1,355,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$861,296	$8,238	1.28%	$797,523	$11,517	1.93%
Borrowings	264,333	6,807	3.44%	328,763	9,011	3.66%
Subordinated debentures	31,014	1,229	5.30%	27,837	1,082	5.20%

Total interest-bearing liabilities	1,156,643	16,274	1.88%	1,154,123	21,610	2.50%

Noninterest-bearing liabilities
Demand deposits	93,123			82,548
Accrued interest payable and other liabilities	9,627			9,180
Shareholders’ equity	117,914			109,533

	$1,377,307			$1,355,384

Net interest income/spread		$34,541	3.53%		$33,398	3.41%

Net interest income as a percent of average interest earning assets (1)			3.72%			3.64%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the third quarter of 2010, a provision for loan losses of $2.7 million was required to adequately fund the ALLL compared to a provision of $3.4 million for the third quarter of 2009. The 2010 third quarter provision was the lowest compared to any of the previous four quarters as net charge-offs also declined to their lowest level over that same period. The provision for the current quarter resulted from losses primarily in the commercial and installment loan portfolios due to current economic conditions and the need for specific reserves due to non-performing loans. Commercial loan net charge-offs during the third quarter of 2010 were $485,000, residential mortgage loan net charge-offs were $86,000, and installment loans net charge-offs were $599,000.
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover losses inherent in the loan portfolio as of September 30, 2010.
For the nine months ended September 30, 2010, the provision for loan losses totaled $8.9 million compared to $9.9 million in the prior year for the same period. Commercial loan charge-offs during the first nine months of 2010 were $3.2 million, real estate loan charge-offs were $683,000, and installment loan charge-offs were $3.0 million. The $3.0 million in installment loan net charge-offs were comprised of $1.5 million of indirect automobile loans, $669,000 of revolving home equity lines, and $785,000 primarily of closed-end home equity loans.
Non-performing loans totaled $21.7 million on September 30, 2010, up slightly from $21.2 million on June 30, 2010 and up from $16.5 million on September 30, 2009. As a percentage of total loans non-performing loans were 2.22% on September 30, 2010, down from 2.26% on June 30, 2010, but up from 1.87% on September 30, 2009. Horizon’s non-performing loans to total loans ratio as of September 30, 2010 compared favorably to National and State of Indiana peer averages1 of 4.77% and 2.78%, respectively, as of June 30, 2010, the most recent data available.
The increase of non-performing loans from the prior quarter was due to an increase in residential mortgage and consumer installment non-performing loans, partially offset by lower commercial (which includes commercial real estate) non-performing loans. Residential mortgage non-performing loans increased from $8.0 million on June 30, 2010 to $8.5 million on September 30, 2010. Consumer installment non-performing loans increased from $3.3 million on June 30, 2010 to $4.4 million on September 30, 2010. Non-performing commercial loans declined from $9.8 million on June 30, 2010, to $8.9 million on September 30, 2010. The change in non-performing commercial loans during the quarter was the result of moving four non-performing loans totaling $2.0 million to OREO, $471,000 of charged off, and $856,000 in principal pay downs. There were nine new non-performing loans added totaling $1.9 million and one new troubled debt restructure (“TDR”) for $427,000. The new non-performing loans during the quarter included a $910,000 restaurant loan secured by a leasehold mortgage, business personal property, and the personal guaranty of the owner.
Residential mortgage and consumer installment non-performing loans at September 30, 2010 include $896,000 and $2.3 million, respectively, of loans in bankruptcy. This compares to $261,000 and $1.8 million at June 30, 2010. These loans are not considered TDR’s while they are going through bankruptcy. The bankruptcy process can take six to eighteen months. Therefore, the number and dollar amount of loans in bankruptcy included in the Company’s non-performing loans continue to increase, which indicates that this cycle probably has not peeked. The Company’s experience with bankrupt loans has demonstrated that some continue to make payments during the bankruptcy process, many reaffirm when they come out of

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
bankruptcy, and some are discharged or restructured by the court. The Company accumulates historical data on the performance of loans going through the bankruptcy process and utilizes that data in the calculation for allowance for loan losses. Currently there are no commercial loans in bankruptcy.
TDR’s are loans that the Company has made a concession to the customer that is outside of its normal course of lending. All concession made by the Company at September 30, 2010, have been temporary rate reductions which lower the customers monthly payment. These loans are included in the Company’s non-performing loans. TDR’s increased from $3.4 million at June 30, 2010 to $3.9 million on September 30, 2010. Of these, $3.3 million were residential mortgage loans, $427,000 were commercial loans, and $202,000 were consumer installment loans. The increase was primarily due to the addition of one commercial loan totaling $427,000. These TDR’s were accruing interest and were not over 30 days delinquent based on their restructured terms, except for one consumer installment loan for $37,000, and the new commercial loan for $427,000, both of which were on non-accrual. At September 30, 2010, all loan modifications providing concessions loan customers outside of the Company’s normal loan practice and policy were included with TDR’s.
A TDR, or restructured loan, is returned to accruing status after six consecutive monthly payments under its restructured terms. However, it remains in the non-performing loan category as a TDR. At September 30, 2010, the Company has experienced three TDR loans that have redefaulted for a total of approximately $424,000. All TDR’s reviewed during the analysis of the allowance for loan losses and if required a specific reserves are applied. At September 30, 2010, $150,000 of specific reserves were allocated to TDR’s.
Non-accrual loans totaled $16.8 million on September 30, 2010, down from $17.7 million on June 30, 2010, but up from $15.7 million on September 30, 2009. On September 30, 2010, nonaccrual loans to hotel owners totaled $4.6 million, to home builders and land developers $1.2 million, and to restaurant operators $1.0 million.
Loans 90 days delinquent but still on accrual totaled $833,000 on September 30, 2010, up from $77,000 on June 30, 2010, and $856,000 on September 30, 2009. Horizon’s policy is to place loans over 90 days delinquent on non-accrual unless they are well secured and in the process of collection.
The increase in the Company’s non-performing loans over the past year can be attributed to the continued slow economy and continued high local unemployment causing an increase in consumer bankruptcies. Business conditions in our markets are improving but remain weak.
Other Real Estate Owned (OREO) totaled $3.9 million on September 30, 2010, up from $2.8 million on June 30, 2010, and $1.7 million on September 30, 2009. During the quarter, 24 properties with a book value of $1.6 million on June 30, 2010 were sold. Another nine properties with a book value of $3.0 million on September 30, 2010 were transferred into OREO. On September 30, 2010, OREO was comprised of 29 properties. Of these, 9 totaling $2.5 million were commercial and 20 totaling $1.5 million were residential. Repossessed personal property totaled $107,000 on September 30, 2010, up from $70,000 on June 30, 2010.
No mortgage warehouse loans were non-performing as of September 30, 2010, June 30, 2010, or September 30, 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
Non-Interest Income
The following is a summary of changes in non-interest income:

	Three Months Ended
	September 30	September 30	Amount	Percent
	2010	2009	Change	Change

Non-interest income
Service charges on deposit accounts	$921	$972	$(51)	-5.2%
Wire transfer fees	211	201	10	5.0%
Interchange fees	649	514	135	26.3%
Fiduciary activities	934	745	189	25.4%
Gain (loss) on sale of securities	336	422	(86)	100.0%
Gain on sale of mortgage loans	2,473	1,277	1,196	93.7%
Mortgage servicing net of impairment	(331)	35	(366)	-1045.7%
Increase in cash surrender value of bank owned life insurance	246	206	40	19.4%
Other income	209	170	39	22.9%

Total non-interest income	$5,648	$4,542	$1,106	24.4%

Residential mortgage loan refinancing continued to generate strong gain on sale of loans during the third quarter and was a 93.7% increase over the same period in 2009. The Company’s residential mortgage loan division continues to provide customers with the needed service to lower their mortgage interest rates. During the third quarter of 2010, the Company originated approximately $83.0 million of mortgage loans to be sold on the secondary market compared to $61.3 million for the same period last year. Better pricing and execution in the secondary market has generated a higher percentage gain on sale of mortgage loans in 2010 compared to the same period in 2009.
The decrease in service charge income has been the result of reduced overdraft fee income as the number of consumer overdrafts has gone down. Also, due to the low interest rate environment, refinancing activity, and lower origination volume, the mortgage servicing right asset had net impairment during the quarter. These decreases were offset by increases in fiduciary income from the trust department due to improved market values of managed assets and an increase in the interchange fees due to higher levels of activity in ATM and debit card transactions. The net gain on the sale of securities of $336,000 was the result of reallocating select municipal securities to reduce concentration risks as well as an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long term earnings.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30	September 30	Amount	Percent
	2010	2009	Change	Change

Non-interest income
Service charges on deposit accounts	$2,750	$2,880	$(130)	-4.5%
Wire transfer fees	536	709	(173)	-24.4%
Interchange fees	1,663	1,358	305	22.5%
Fiduciary activities	2,936	2,486	450	18.1%
Gain (loss) on sale of securities	467	422	45	100.0%
Gain on sale of mortgage loans	5,529	4,861	668	13.7%
Mortgage servicing net of impairment	(363)	(131)	(232)	177.1%
Increase in cash surrender value of bank owned life insurance	599	547	52	9.5%
Other income	828	420	408	97.1%

Total non-interest income	$14,945	$13,552	$1,393	10.3%

During the first nine months of 2010, the Company originated approximately $182.7 million of mortgage loans to be sold on the secondary market compared to $267.8 million for the same period last year. Better pricing and execution in the secondary market has generated higher percentage gains on the sale of mortgage loans compared to the same period in 2009 in addition to a higher overall gain on sale of mortgage loans compared to the prior year. Wire transfer fee income decreased compared to the prior year as the Company’s mortgage warehouse business line has had less activity due to decreased residential mortgage loan refinancing volume compared to the same period in 2009. The decrease in service charge income has been the result of reduced overdraft fee income as the number of consumer overdrafts has gone down. Also, due to the low interest rate environment, refinancing activity, and lower origination volume, the mortgage servicing right asset had net impairment during the period. These decreases were offset by increases in fiduciary income from the trust department due to improved market values of managed assets and an increase in the interchange fees due to higher levels of activity in ATM and debit card transactions. The net gain on the sale of securities of $363,000 was the result of reallocating select municipal securities to reduce concentration risks as well an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long term earnings Other income for 2010 included $185,000 from the gain on sale of OREO compared to a $92,000 loss on the sale of OREO for the same period in 2009.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
Non-Interest Expense
The following is a summary of changes in non-interest expense:

	Three Months Ended
	September 30	September 30	Amount	Percent
Non-interest expense	2010	2009	Change	Change

Salaries and employee benefits	$5,985	$4,539	$1,446	31.9%
Net occupancy expenses	1,036	941	95	10.1%
Data processing	502	419	83	19.8%
Professional fees	417	316	101	32.0%
Outside services and consultants	374	366	8	2.2%
Loan expense	855	631	224	35.5%
FDIC deposit insurance	423	400	23	5.8%
Other losses	143	(25)	168	-672.0%
Other expenses	1,522	1,342	180	13.4%

Total non-interest expense	$11,257	$8,929	$2,328	26.1%

Salaries and employee benefits increased during the three months ended September 30, 2010 compared to the same period in 2009. This increase is the result of additional payroll expense from the consolidation of the American Trust & Savings Bank transaction that closed at the end of the second quarter, the expansion into Kalamazoo, Michigan, higher commissions paid on mortgage originations, and an increase in bonus accruals based on the Company’s performance through nine months of 2010. Loan expense increased during the third quarter of 2010 compared to the same period in 2009 due to problem loan, bankruptcy, and collection costs. Professional fees were higher compared to last year due to litigation costs and increasing rules and regulations requiring additional professional assistance. Other losses include approximately $67,000 in other real estate owned write-downs. All other categories of non-interest expense did not have a significant change from the prior year.

	Nine Months Ended
	September 30	September 30	Amount	Percent
Non-interest expense	2010	2009	Change	Change

Salaries and employee benefits	$15,973	$14,264	$1,709	12.0%
Net occupancy expenses	3,077	2,872	205	7.1%
Data processing	1,474	1,194	280	23.5%
Professional fees	1,418	1,021	397	38.9%
Outside services and consultants	1,163	1,043	120	11.5%
Loan expense	2,376	1,841	535	29.1%
FDIC deposit insurance	1,219	1,751	(532)	-30.4%
Other losses	180	442	(262)	-59.3%
Other expenses	4,115	3,826	289	7.6%

Total non-interest expense	$30,995	$28,254	$2,741	9.7%

During the first nine months of 2010, the Company expensed $664,000 of transaction costs related to the purchase and assumption of American Trust & Savings Bank. These one time expenses impacted salaries and employee benefits by $145,000, data processing by $170,000, professional fees by $232,000, outside services and consultants by $60,000, and other expenses by $57,000. Salaries and employee benefits increased during the nine months ended September 30, 2010 compared to the same period in 2009. This increase is the result of additional payroll expense from the consolidation of the American Trust & Savings Bank transaction that

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
closed at the end of the second quarter, the expansion into Kalamazoo, Michigan, an increase in bonus accruals based on the Company’s performance through nine months of 2010, and higher health care costs. Loan expense increased in 2010 compared to the same period in 2009 due to problem loan, bankruptcy, and collection costs. Professional fees were higher compared to last year due to litigation costs and increasing rules and regulations requiring additional professional assistance and as a result of the American Trust & Savings Bank acquisition. The Company’s FDIC expense decreased due to the $663,000 recorded in the second quarter of 2009 for the special FDIC assessment. Other losses during the first quarter of 2009 included a one-time charge of $210,000 for a wire transfer fraud perpetrated on the bank. All other categories of non-interest expense did not have a significant change from the prior year.
Income Taxes
Income tax expense for the third quarter of 2010 was $1.1 million compared to $559,000 of tax expense for the third quarter of 2009. The effective tax rate for the third quarter of 2010 was 24.7% compared to 19.2% in 2009. The increase in the effective tax rate is primarily due to higher income before income tax for the third quarter of 2010 compared to the same period in 2009 with a similar amount of tax exempt income.
Income tax expense for the nine-month period ending September 30, 2010 was $2.0 million compared to $1.7 million of tax expense for the same period in 2009. The effective tax rate for the nine-month period ending September 30, 2010 was 21.0% compared to 19.8% for the same period in 2009. The higher effective tax rate in 2010 can be attributed to higher income before income taxes compared to 2009 with a similar amount of tax exempt income.
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2010, cash and cash equivalents decreased by approximately $50.5 million. The decrease was primarily due to the growth in investment securities and an increase in mortgage warehouse balances. At September 30, 2010, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $405.1 million in unused credit lines with various money center banks, including the FHLB at September 30, 2010 compared to $289.7 million at December 31, 2009 and $291.4 million at September 30, 2009.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2010. Stockholders’ equity totaled $120.1 million as of September 30, 2010, compared to $114.6 million as of December 31, 2009. For the nine-months ended September 30, 2010, the ratio of average stockholders’ equity to average assets was 8.32% compared to 8.61% for the quarter ending December 31, 2009. Horizon’s capital increased during the nine months as a result of increased earnings net of dividends declared and the amortization of unearned compensation. On November 10, 2010, the Company redeemed $6.25 million of the US Treasury’s $25.0 million preferred stock investment in the Company from the Capital Purchase Program, which is a program of the Troubled Assets Relief Program (“TARP”).
Horizon declared dividends in the amount of $0.51 per share during the first nine months of 2010 which was the same amount for the same period of 2009. The dividend payout ratio (dividends as a percent of basic earnings per share) was 25.6% and 27.4% for the first nine months of 2010 and 2009, respectively. Horizon is a participant in the Capital Purchase Program, which is a program of the TARP established by the United

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months Ended September 30, 2010
States Department of the Treasury (the “U.S. Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the agreements Horizon entered into as part of the Capital Purchase Program, Horizon is not permitted to increase dividends on its common shares above the amount of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.17 per common share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares issued to the U.S. Treasury pursuant to the Capital Purchase Program have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2009.

HORIZON BANCORP AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
For the Nine Months Ended September 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2009 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2009 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2010, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Controls
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2010, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Nine Months Ended September 30, 2010
ITEM 1. LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations. In addition, Horizon is engaged in the following legal proceedings:
On September 2, 2010, Capitol Bancorp and one of its subsidiaries, Michigan Commerce Bank, filed a Verified Complaint in Kalamazoo County Circuit Court, Case No. 2010 — 0300-CK and obtained an ex-parte temporary restraining order in Michigan state court. The Complaint asserted a variety of claims against Horizon and certain ex-employees of Michigan Commerce Bank including, without limitation, breach of contract, tortious interference, misappropriation of trade secretes, and civil conspiracy. The temporary restraining order and preliminary injunction primarily sought to restrain the ex-employees from soliciting or doing business with any of Michigan Commerce Bank’s customers and from using or disclosing any of Michigan Commerce Bank’s confidential information. A hearing on the preliminary injunction was held, and the court dissolved the temporary restraining order and denied the preliminary injunction. After the temporary restraining order was dissolved, Plaintiffs stipulated to the dismissal of all the ex-employees on September 9, 2010, except one. In addition, Capitol Bancorp and Michigan Commerce Bank have amended their complaint to reflect the dismissal of these ex-employees as defendants but have yet to file the amended complaint pending the parties’ settlement discussions.
As a result, this matter now primarily involves damage claims against one of the ex-employees for alleged breaches of his duty of loyalty to Michigan Commerce Bank and alleged breaches of the confidentiality agreement he signed while employed at Michigan Commerce Bank and claims against Horizon for alleged breaches of an employee non-solicitation provision contained in a confidentiality agreement between Horizon, Capitol Bancorp and certain of its affiliates (which was entered into in 2009 in connection with Horizon’s investigation of potentially purchasing two affiliate banks of Capitol Bancorp) and similar claims relating to the hiring of the ex-employee who remains a party to the lawsuit. As mentioned above, the parties are currently in settlement negotiations. But should settlement negotiations fail, Horizon will continue to vigorously defend this matter.
On July 23, 2010, the bankruptcy trustee for AmerLink, LTD., filed a Complaint in the United States Bankruptcy Court of the Eastern District of North Carolina, Wilson Division seeking to recover up to $25,000,000 in alleged damages and related costs from multiple defendants, including Horizon Bank, N.A. (f/k/a Horizon Trust & Investment Management) arising out of the bankruptcy of AmerLink. The Complaint primarily alleges that the prior owners of AmerLink engaged in a series of fraudulent and/or improper transactions in connection with the formation of AmerLink’s Employee Stock Ownership Plan (ESOP). Horizon served as the ESOP trustee for AmerLink’s ESOP plan. Horizon is vigorously defending the action and is actively pursuing a motion to dismiss itself from the action.
ITEM 1A. RISK FACTORS
     No material changes from the factors included in the 2009 Annual Report on Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Nine Months Ended September 30, 2010
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

HORIZON BANCORP
Dated: November 12, 2010	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: November 12, 2010	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.
Exhibit

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.