Form 10-K
period 2010-12-31
HORIZON BANCORP /IN/
filed 2011-03-11
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $49,926,000.
As of March 11, 2011, the registrant had 3,304,237 shares of Common Stock outstanding.

Part of Form 10-K into which
Documents Incorporated by Reference Document	portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 5, 2011 annual meeting of shareholders	III

Horizon Bancorp
2010 Annual Report on Form 10-K

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
On June 1, 2010 the Company announced the completion of the purchase of assets and the assumption of liabilities of American Trust & Savings Bank (“American”) in Whiting, Indiana. The transaction was consummated on May 28, 2010. The Company purchased most of the banking-related assets of American totaling $107.8 million and assumed all the deposits, federal home loan bank advances, trust preferred securities, and accrued interest payable in the approximate amount of $110.3 million. The Company paid a deposit premium on core deposits of approximately $2.1 million and $500,000 in additional consideration. The Company engaged in this transaction in the expectation that it would realize increased profits through increasing its investment securities, loans, and deposits within a new market area. In total, the Bank maintains 21 full service offices and one loan production office in Northwest Indiana and Southwest Michigan. At December 31, 2010, the Bank had total assets of $1.4 billion and total deposits of $985.5 million. The Bank has three wholly-owned subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Insurance offered a full line of personal and corporate insurance products until March 2005, at which time the majority of its assets were sold to a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the American transaction, which formed Am Tru Statutory Trust I (Am Tru Trust). See Note 12 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.
No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of whom would have a materially adverse effect on the business of Horizon. In 2010, revenues from loans accounted for 62% of the total consolidated revenue, and revenues from investment securities accounted for 16% of total consolidated revenue.
Employees
The Bank, Horizon Trust and Horizon Investments employed approximately 312 full and part-time employees as of December 31, 2010. Horizon Insurance and Horizon Grantor Trust do not have any employees.
Competition
A high degree of competition exists in all major areas where Horizon engages in business. The Bank’s primary market consists of Porter, LaPorte, St. Joseph, Elkhart, and Lake Counties Indiana, and Berrien and Kalamazoo Counties Michigan. The Bank competes with other commercial banks as well as with savings and loan associations, consumer

Horizon Bancorp
(Table dollars in thousands except per share data)
finance companies and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.
Based on deposits as of June 30, 2010, Horizon was the largest of the 10 bank and thrift institutions in LaPorte County with a 32.92% market share and the sixth largest of the 14 institutions in Porter County with a 10.53% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 10 bank and thrift institutions with a 7.28% market share. Horizon’s market share of deposits in Lake County, Indiana was just over 1% at 1.48%, and less than 1% in each of the counties of St. Joseph and Elkhart Counties in Indiana and Kalamazoo County in Michigan. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).
The Bank Holding Company Act
Horizon is registered as a bank holding company and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and management strength for their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, codified this policy. Under this requirement, Horizon is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which Horizon might not otherwise do so. For this purpose, “source of financial strength” means Horizon’s ability to provide financial assistance to the Bank in the event of the Bank’s financial distress.
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
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2010, see the information in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below, which is incorporated herein by reference.
National Bank Act
The Bank is (i) subject to the provisions of the National Bank Act; (ii) supervised, regulated, and examined by the OCC; and (iii) subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.
Deposit Insurance
The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”), which is generally $250,000 per depositor, subject to aggregation rules. In response to FDIC’s increased costs resulting from the higher levels of bank failures that began in 2008, the Bank’s FDIC expense has increased significantly. In addition to higher assessment rates, the Bank was required to pay a special FDIC assessment as of June 30, 2009, and also paid an assessment to participate in the FDIC Transaction Account Guarantee Program, as discussed below.

Horizon Bancorp
(Table dollars in thousands except per share data)
The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), resulted in significant changes to the federal deposit insurance program. Effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”).
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
An institution’s initial assessment rate depends upon the category to which it is assigned. Adjustments also are made to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 252% of domestic deposits and, for certain institutions, brokered deposit levels. For 2010, initial assessments ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 15 basis points for each $100 of insured deposits.
In November 2009, the FDIC issued a final rule that required banks to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012. On December 30, 2009, the Bank paid an aggregate of $5.3 million in premiums, $5.0 million of which constituted prepaid premiums.
Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December, 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.
On October 19, 2010, the FDIC proposed a comprehensive long-range plan for deposit insurance fund management with the goals of maintaining a positive fund balance, even during periods of large fund losses, and maintaining steady, predictable assessment rates throughout economic and credit cycles. The FDIC determined not to increase assessments in 2011 by 3 basis points, as previously proposed, but to keep the current rate schedule in effect. In addition, the FDIC proposed adopting a lower assessment rate schedule when the designated reserve ratio reaches 1.15% so that the average rate over time should be about 8.5 basis points. In lieu of dividends, the FDIC proposed adopting lower rate schedules when the reserve ratio reaches 2% and 2.5%, so that the average rates will decline about 25 percent and 50 percent, respectively.
Under the Dodd-Frank Act, the assessment base for deposit insurance premiums is to be changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lowered. In February 2011, the FDIC approved a new rule effective April 1, 2011 (to be reflected in invoices for assessments due September 30, 2011), which will implement these changes. The proposed rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff projected that the new rate schedules would be approximately revenue neutral.
Effective April 1, 2011, the initial base assessment rates are as follows:
•	For small Risk Category I banks, such as Horizon, the rates would range from 5-9 basis points.

•	The rates for small institutions in Risk Categories II, III and IV would be 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the rate schedule ranges from 5 to 35 basis points.
There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits.

Horizon Bancorp
(Table dollars in thousands except per share data)
The FDIC also revised the assessment system for large depository institutions with over $10 billion in assets.
In 2008, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (later extended to December 31, 2010) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage, but Horizon and the Bank elected not to participate in the unsecured debt guarantee program. The assessments for unlimited noninterest bearing transaction account coverage for deposit amounts over $250,000 were 15 basis points per $100 of insured deposits during 2010.
The Dodd-Frank Act extended unlimited insurance on noninterest bearing accounts for no additional charges through December 31, 2012. Under this program, traditional noninterest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012.
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
FDIC-insured institutions also remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2010, the FICO assessment rate ranged between 1.06 and 1.04 basis points for each $100 of insured deposits per quarter. For the first quarter of 2011, the FICO assessment rate is 1.02 basis points for each $100 in domestic deposits maintained at an institution.
General Regulatory Supervision
Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to, or the prior approval of, the OCC. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state is no longer required.
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
Effective July 21, 2011, among other changes, the Dodd-Frank Act will eliminate the exceptions under Section 23A of the Federal Reserve Act for transactions with financial subsidiaries and will expand the scope of transactions treated as “covered transactions” to include derivatives transactions and securities repurchase agreements. The Dodd-Frank Act also expands the types of transactions subject to insider lending limits.
Capital Regulation
The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating

Horizon Bancorp
(Table dollars in thousands except per share data)
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
In December 2008, the Company received $25,000,000 in exchange for 25,000 shares of its Fixed Rate Cumulative Preferred Stock, Series A, issued to the Treasury Department, and related warrants. Of that amount, $20,000,000 was contributed to the Bank. As a result, the Company’s and the Bank’s regulatory capital have increased significantly from the capital reported in prior periods. On November 3, 2010, the Company received approval to redeem 25%, or $6.25 million, of the Treasury’s original $25.0 million preferred stock investment in the Company from the Capital Purchase Program, which is a program of the Troubled Assets Relief Program (“TARP”). On November 10, 2010, the Company completed the redemption process reducing the Treasury’s preferred stock investment in the Company to $18.75 million.

Horizon Bancorp
(Table dollars in thousands except per share data)
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2010.

			For Capital[1]		For Well[1]
	Actual		Adequacy Purposes		Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total capital[1] (to risk-weighted assets)
Consolidated	$144,941	15.07%	$76,943	8.00%	N/A	N/A
Bank	133,893	13.96%	76,730	8.00%	$95,912	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	132,860	13.81%	38,482	4.00%	N/A	N/A
Bank	121,812	12.70%	38,366	4.00%	57,549	6.00%

Tier 1 capital[1] (to average assets)
Consolidated	132,860	9.37%	56,717	4.00%	N/A	N/A
Bank	121,812	8.60%	56,657	4.00%	70,821	5.00%

[1]	As defined by regulatory agencies
The Dodd-Frank Act also requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries except that bank holding companies with less than $500 million in assets are exempt from these capital requirements.
Prompt Corrective Regulatory Action.
Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. At December 31, 2010, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
violation of the securities laws. Management expects that significant additional efforts and expense will continue to be required to comply with the provisions of the Sarbanes-Oxley Act.
The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act of 2002. In each Form 10-K it files, Horizon is required to include a report of management on Horizon’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of Horizon, identify the framework used by management to evaluate the effectiveness of Horizon’s internal control over financial reporting and provide management’s assessment of the effectiveness of Horizon’s internal control over financial reporting. Significant efforts were required to comply with Section 404 and Horizon anticipates additional efforts will be required in future years.
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
Although both Horizon and the Bank met all applicable regulatory capital requirements and were well capitalized, Horizon determined that obtaining additional capital pursuant to the CPP for contribution in whole or in part to the Bank was advisable given the then current economic recession and the benefits the additional capital provides in managing through an economic recession. As a result, Horizon decided to participate in the CPP Program and sold $25,000,000 of its Fixed Rate Cumulative Preferred Stock, Series A to the Treasury on December 19, 2007.
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
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The ARRA amended, among other things, the TARP Program legislation by directing the Treasury Department to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions, like Horizon, participating in the TARP Program. These limitations include:

Horizon Bancorp
(Table dollars in thousands except per share data)
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

Horizon Bancorp
(Table dollars in thousands except per share data)
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
On November 10, 2010, Horizon repurchased 6,250 of the 25,000 outstanding Series A Preferred Shares held by the Treasury. Horizon paid $6.25 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased. Horizon has also applied for a $19 million loan under the recently implemented Small Business Loan Fund program (the “SBLF”), and if its application is approved, Horizon plans to repurchase the remaining $18.5 million in Series A Preferred Shares from the Treasury with those proceeds. Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF program provides an option for community banks to refinance preferred stock issued to the Treasury through the Capital Purchase Program, and the SBLF program does not impose many of the restrictions that Horizon is currently subject to under TARP. There can be no assurance, however, that Horizon will receive the SBLF funds, and if Horizon does not receive the funds, Horizon’s plan is to repurchase the remaining preferred shares over the next three years from earnings.
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
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2010, the Bank’s investment in stock of the FHLB of Indianapolis was $11.4 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2010, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $214,000, for an annualized rate of 1.9%.

Horizon Bancorp
(Table dollars in thousands except per share data)
Limitations on Rates Paid for Deposits
FDIC regulations place limitations on the interest rates that less than well-capitalized insured depository institutions may pay on deposits. Under these regulations, “well capitalized” depository institutions may accept, renew or roll such deposits over without restriction, “adequately capitalized” depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definition adopted by the agencies to implement the corrective action provisions of federal law. Management does not believe that these regulations will have a materially adverse effect on the Bank’s current operations.
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
Recent Legislative Developments
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.
The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of Horizon in substantial and unpredictable ways. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time.
Horizon’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition and results of operations of Horizon. The ultimate effect of the Dodd-Frank Act on the financial services industry in general, and Horizon in particular, is uncertain at this time. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Horizon and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits.
Consumer Financial Protection Bureau.
The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with

Horizon Bancorp
(Table dollars in thousands except per share data)
the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.
Mortgage Reform and Anti-Predatory Lending
Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with a pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.
Interchange Fees for Debit Cards
Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures are likely to require smaller depository institutions, like Horizon, to reduce fees with respect to these debit card transactions.

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
II. INVESTMENT PORTFOLIO
A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2010		December 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for sale
U.S. Treasury and federal agencies	$24,727	$25,251	$19,612	$20,085	$23,661	$24,914
State and municipal	132,380	131,489	107,160	109,149	88,282	86,985

Federal agency collateralized mtg. obligations	100,106	101,837	76,222	77,289	8,702	8,925
Federal agency mortgage-backed pools	114,390	117,895	113,633	118,661	174,227	176,389
Private labeled mortgage-backed pools	5,197	5,323	7,779	7,606	4,361	4,026
Corporate notes	555	549	355	342	587	399

Total available for sale	377,355	382,344	324,761	333,132	299,820	301,638

Total held to maturity, state and municipal	9,595	9,595	11,657	11,687	1,630	1,634

Total investment securities	$386,950	$391,939	$336,418	$344,819	$301,450	$303,272

B.	The following is a schedule of maturities of each category of available for sale and held to maturity debt securities and the related weighted-average yield of such securities as of December 31, 2010:

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale
U.S. Treasury and federal agencies(1)	$—	0.00%	$10,972	2.89%	$4,894	2.63%	$9,385	5.65%
State and municipal	866	2.58%	17,977	3.55%	39,555	3.99%	73,091	4.20%

Collateralized mtg. obligations(2)	—	0.00%	—	0.00%	11,211	4.42%	95,949	3.76%
Federal agency mortgage-backed pools(2)	558	4.10%	1,900	4.11%	21,238	3.96%	94,199	4.42%
Corporate notes	—	0.00%	—	0.00%	—	0.00%	549	0.00%

Total available for sale	$1,424	3.18%	$30,849	3.35%	$76,898	3.96%	$273,173	4.16%

Total held to maturity, state and municipal	$9,495	2.65%	$100	3.35%	$—	0.00%	$—	0.00%

Total investment securities	$10,919	2.72%	$30,949	3.35%	$76,898	3.96%	$273,173	4.16%

(1)	Fair value is based on contractual maturity or call date where a call option exists

(2)	Maturity based upon final maturity date
The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.
Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2010.

Horizon Bancorp
(Table dollars in thousands except per share data)
III. LOAN PORTFOLIO
A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications for the years indicated.

	December 31	December 31	December 31	December 31	December 31
	2010	2009	2008	2007	2006

Commercial	$330,018	$314,517	$310,842	$307,535	$271,457
Real estate	162,435	133,892	167,766	216,019	222,235
Mortgage warehouse	123,743	166,698	123,287	78,225	112,267
Consumer	266,681	271,210	280,072	287,073	237,875

	882,877	886,317	881,967	888,852	843,834
Allowance for loan losses	(19,064)	(16,015)	(11,410)	(9,791)	(8,738)

Total loans	$863,813	$870,302	$870,557	$879,061	$835,096

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2010:

	One Year	One Through	After Five
	or Less	Five Years	Years	Total

Maturing or repricing Commercial, financial,agricultural and commercial tax-exempt loans	$259,709	$60,694	$9,614	$330,017
The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed	Variable
	Rate	Rate

Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$69,729	$43,036

Horizon Bancorp
(Table dollars in thousands except per share data)
C. Risk Elements
Non-accrual, Past Due and Restructured Loans - The following schedule summarizes non-accrual, past due and restructured loans.

	December 31	December 31	December 31	December 31	December 31
	2010	2009	2008	2007	2006

Non-performing loans
Commercial
More than 90 days past due	$—	$1,086	$49	$—	$—
Non-accrual	7,508	8,143	5,118	1,870	1,768
Trouble debt restructuring — accruing	574	—	—	—	—
Trouble debt restructuring — non-accrual	—	—	—	—	—
Real estate
More than 90 days past due	222	296	464	—	89
Non-accrual	5,483	1,257	1,440	512	614
Trouble debt restructuring — accruing	3,380	3,266	—	—	—
Trouble debt restructuring — non-accrual	241	—	—	—	—
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring — accruing	—	—	—	—	—
Trouble debt restructuring — non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	136	376	318	87	55
Non-accrual	3,682	2,515	474	480	99
Trouble debt restructuring — accruing	165	206	—	—	—
Trouble debt restructuring — non-accrual	37	—	—	—	—

Total non-performing loans	21,428	17,145	7,863	2,949	2,625

Other real estate owned and repossessed collateral
Commercial	1,622	544	—	—	—
Real estate	1,042	1,186	2,772	238	75
Mortgage warehouse	—	—	—	—	—
Consumer	—	23	207	303	120

Total other real estate owned and repossessed collateral	2,664	1,753	2,979	541	195

Total non-performing assets	$24,092	$18,898	$10,842	$3,490	$2,820

Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2010, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$1,437
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2010, and included in net income for the period.	693

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2010.	$744

Discussion of Non-Accrual Policy
1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days or have had the accrual of interest discontinued by

Horizon Bancorp
(Table dollars in thousands except per share data)
management. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status.
2.	Potential Problem Loans:

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $21.4 million and $17.1 million at December 31, 2010 and 2009. The allowance for impaired and non-accrual loans, included in the Bank’s allowance for loan losses totaled $3.4 million and $3.5 million at those respective dates. The average balance of impaired loans during 2010 and 2009 was $8.1 million and $14.3 million.
3.	Foreign Outstandings:

None
4.	Loan Concentrations:

As of December 31, 2010, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.
D. Other Interest-Bearing Assets
There are no other interest-bearing assets as of December 31, 2010, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.
IV. SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following is an analysis of the activity in the allowance for loan losses account:

	December 31	December 31	December 31	December 31	December 31
	2010	2009	2008	2007	2006

Loans outstanding at the end of the period (1)	$882,877	$886,317	$881,967	$888,852	$843,834
Average loans outstanding during the period (1)	878,181	892,431	848,279	853,314	780,555

(1) Net of unearned income and deferred loan fees

	December 31	December 31	December 31	December 31	December 31
	2010	2009	2008	2007	2006

Balance at beginning of the period	$16,015	$11,410	$9,791	$8,738	$8,368
Loans charged-off:
Commercial and agricultural	3,856	2,461	1,358	—	23
Real estate	811	432	351	36	—
Consumer	5,068	7,354	5,277	2,701	1,120

Total loans charged-off	9,735	10,247	6,986	2,737	1,143
Recoveries of loans previously charged-off:
Commercial and agricultural	228	66	15	48	201
Real estate	1	—	50	—	—
Consumer	1,001	1,183	972	674	407

Total loan recoveries	1,230	1,249	1,037	722	608

Net loans charged-off	8,505	8,998	5,949	2,015	535
Provision charged to operating expense	11,554	13,603	7,568	3,068	905

Balance at the end of the period	$19,064	$16,015	$11,410	$9,791	$8,738

Ratio of net charge-offs to average loans outstanding for the period	0.97%	1.01%	0.70%	0.24%	0.07%

Horizon Bancorp
(Table dollars in thousands except per share data)
B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31		December 31		December 31		December 31		December 31
	2010		2009		2008		2007		2006
	Allowance	% of Loans to	Allowance	% of Loans to	Allowance	% of Loans to	Allowance	% of Loans to	Allowance	% of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial, financial and agricultural	$7,554	36%	$5,766	35%	$3,202	35%	$2,656	35%	$2,987	33%
Real estate	2,379	18%	1,933	15%	973	19%	779	24%	768	26%
Mortgage warehousing	1,435	14%	1,455	19%	1,354	14%	1,309	9%	1,762	13%
Consumer	7,696	30%	6,861	31%	5,881	32%	5,047	32%	3,181	28%
Unallocated		—	—	—	—	—	—	—	40	—

Total	$19,064	98%	$16,015	100%	$11,410	100%	$9,791	100%	$8,738	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2010, Horizon processed approximately $2.8 billion in mortgage warehouse loans.
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
VII. SHORT TERM BORROWINGS
The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of stockholders’ equity at the end of the period.

	December 31	December 31
	2010	2009

Outstanding at year end	$45,394	$46,236
Approximate weighted-average interest rate at year-end	0.18%	0.27%
Highest amount outstanding as of any month-end during the year	$49,656	$50,547
Approximate average outstanding during the year	$43,599	$44,887
Approximate weighted-average interest during the year	0.19%	0.59%

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
ITEM 1A. RISK FACTORS
An investment in Horizon’s common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes currently affect Horizon are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below and elsewhere are not the only ones facing Horizon. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair Horizon’s business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, Horizon’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of Horizon’s common stock could decline significantly, and you could lose all or part of your investment.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
•	Compliance risk: the risk of additional action by Horizon’s regulators or additional regulation could hinder the Company’s ability to do business profitably.
The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which continued throughout 2010. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.
Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job loss, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
Our financial performance may be adversely impacted if we are unable to continue to grow our commercial and consumer loan portfolios, obtain low-cost funds and compete with other providers of financial services.
Our ability to maintain our history of record earnings year after year will depend, in large part, on our ability to continue to grow our loan portfolios and obtain low-cost funds. For the past five years, we focused on increasing consumer loans, and we intend to continue to emphasize and grow consumer, as well as commercial loans in the foreseeable future. This represented a shift in our emphasis from prior years when we focused on mortgage banking services, which generated a large portion of our income during those years.
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
The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering

Horizon Bancorp
(Table dollars in thousands except per share data)
interest on demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer if any. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition and results of operations.
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
In light of current economic conditions, construction loans, loans secured by commercial real estate and home equity loans are considered more risky than other types of mortgage loans. Due to the disruptions in credit and housing markets, real estate values have decreased in most areas of the U.S., and many of the developers to whom we lend experienced a decline in sales of new homes from their projects. As a result of this market disruption, some of our land and construction loans have become non-performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans and as other owners of such real estate (including homeowners) were unable to keep up with their payments. We believe we have established appropriate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves, and ultimately result in a material level of charge-offs, which could adversely impact our results of operations, liquidity and capital.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
Changes in interest rates also could affect loan volume. For instance, an increase in interest rates could cause a decrease in the demand for mortgage loans (and other loans), which could result in a significant decline in our revenue stream.
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
Our primary market area for deposits and loans consists of LaPorte and Porter Counties in Northwestern Indiana and Berrien County in Southwestern Michigan. During 2010, unemployment rates increased or remained at or near record levels in our primary market area, resulting in a rise in consumer delinquencies and bankruptcy filings. The continued economic slowdown could hurt our business. The possible consequences of such a continued downturn could include the following:
•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral for loans;

•	an increase in loans charged off;

•	a decline in the demand for our products and services;

•	an increase in non-accrual loans and other real estate owned.
The loss of key members of our senior management team could affect our ability to operate effectively.
We depend heavily on the services of our existing senior management team, particularly our CEO Craig M. Dwight, to carry out our business and investment strategies. As we continue to grow and expand our business and our locations, products and services, we will increasingly need to rely on Mr. Dwight’s experience, judgment and expertise as well as that of the other members of our senior management team and will also need to continue to attract and retain qualified banking personnel at all levels. Competition for such personnel is intense in our geographic market areas. In addition, as a TARP recipient, the ARRA limits the amount of incentive compensation that can be paid to certain executives. The effect could be to limit our ability to attract and retain senior management in the future. If we are unable to attract and retain talented people, our business could suffer. The loss of the services of any senior management personnel, particularly Mr. Dwight or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our consolidated results of operations, financial condition and prospects.
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
We may need to raise additional capital in the future to fund acquisitions and to provide us with sufficient capital resources and liquidity to meet our commitments, regulatory capital requirements and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Although we are currently, and have historically been, “well capitalized” for regulatory purposes, our capital levels are not far in excess of the well capitalized threshold, and we have been required to maintain increased levels of capital in the past in connection with certain acquisitions. Additionally, we periodically explore acquisition opportunities with other financial institutions, some of which are in distressed financial condition. Any future acquisition, particularly the acquisition of a significantly troubled institution or an institution of comparable size to us, may require us to raise additional capital in order to obtain regulatory approval and/or to remain well capitalized.
Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of

Horizon Bancorp
(Table dollars in thousands except per share data)
capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.
We cannot guarantee that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations and may restrict our ability to grow.
Potential acquisitions may disrupt our business and dilute stockholder value.
We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. We generally seek merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•	Potential exposure to unknown or contingent liabilities of the target company,

•	Exposure to potential asset quality issues of the target company,

•	Potential disruption to our business,

•	Potential diversion of our management’s time and attention away from day-to-day operations,

•	The possible loss of key employees, business and customers of the target company,

•	Difficulty in estimating the value of the target company, and

•	Potential problems in integrating the target company’s systems, customers and employees with ours.
As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving the payment of cash or the issuance of our debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. To the extent we were to issue additional common shares in any such transaction, our current shareholders would be diluted and such an issuance may have the effect of decreasing our stock price, perhaps significantly. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
Our mortgage lending profitability could be significantly reduced if we are not able to resell mortgages or experience other problems with this process.
Currently, we sell a substantial portion of the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and to sell them in the secondary market at a gain. Thus, we are dependent upon the existence of an active secondary market and our ability to profitably sell loans into that market.
Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac and Ginnie Mae (the “Agencies”) and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including the Agencies, are government-sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of such government-sponsored enterprises could, in turn, adversely effect our operations.
In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is currently unclear whether further changes would significantly and adversely affect our operations. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible may also depend on having an acceptable peer-relative delinquency ratio for Federal Housing Authority (“FHA”) and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, we have repurchased delinquent loans from them in the past to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by the FHA, such repurchases increase our capital and liquidity needs, and there can be no assurance that we will have sufficient capital or liquidity to continue to purchase such loans out of the Ginnie Mae pools if required to do so.
Any significant impairment of our eligibility with any of the Agencies could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.
We are exposed to intangible asset risk; specifically, our goodwill may become impaired.
As of December 31, 2010, we had $8.7 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in the impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 9, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets”, to the Consolidated Financial Statements included in Item 7. of this Annual Report on Form 10-K.
Financial problems at the Federal Home Loan Bank of Indianapolis may adversely affect our financial condition and our ability to borrow monies in the future.
Horizon owns stock in the Federal Home Loan Bank of Indianapolis (“FHLBI”) with a carrying value of $11.4 million (as of December 31, 2010) in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The FHLBI stock also entitles us to dividends from the FHLBI. Horizon recognized dividend income of approximately $217,000 and $315,000 in 2010 and 2009, respectively. Due to various financial difficulties in the financial institution industry in the last few years, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily

Horizon Bancorp
(Table dollars in thousands except per share data)
suspended dividends during the first quarter of 2009. When the dividends were finally paid, they were reduced from the dividend rate paid for the previous quarter. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBI, could be substantially diminished or reduced to zero. Consequently, given that there is no market for the FHLBI stock we hold, we believe that there is a risk that the investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect Horizon’s results of operations and financial condition. If the FHLBI were to cease operations, or if we were required to write-off the investment in the FHLBI, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected. Additionally, Horizon’s total current borrowing capacity with the FHLBI is currently $302.9 million, and we have outstanding borrowings of $88.8 million with the FHLBI. Generally, the loan terms from the FHLBI are better than the terms Horizon can receive from other sources making it cheaper to borrow money from the FHLBI. Continued and additional financial difficulties at the FHLBI (or the complete failure of the FHLBI) could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.
The TARP lending goals may not be attainable and may adversely affect our business and asset quality.
Congress and the bank regulators have encouraged recipients of TARP capital, including Horizon, to use such capital to make more loans, and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” Horizon continues to lend (and have been able to expand our lending using the funds Horizon received through the Capital Purchase Program) and to report our lending to the Treasury. The future demands for additional lending, however, are unclear and uncertain, and Horizon could be forced to make loans that involve risks or terms that Horizon would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operations and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may also be adversely affected by increased FDIC insurance premiums.
We are subject to extensive regulation and changes in laws, regulations and policies that could adversely affect our business.
Our operations are subject to extensive regulation by federal agencies. See “Supervision and Regulation” in the description of our Business in Part I of this Form 10-K for detailed information on the laws and regulations to which we are subject. As apparent from the recent Emergency Economic Stabilization Act (EESA), Troubled Asset Relief Program (TARP), the American Recovery and Reinvestment Act of 2009 (ARRA) and the Dodd-Frank Act of 2010 legislation, changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine.
In addition to the EESA, TARP, ARRA and Dodd-Frank mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, Horizon Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, Horizon Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
The new laws described above, together with additional actions announced by the Treasury Department (Treasury) and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, Dodd-Frank other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect

Horizon Bancorp
(Table dollars in thousands except per share data)
the U.S. banking industry and the broader U.S. and global economies, which will have an effect on all financial institutions, including Horizon.
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
Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately or timely addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We continually encounter technological changes.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the

Horizon Bancorp
(Table dollars in thousands except per share data)
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
Although our common stock is listed on the NASDAQ Global Market, our stock price constantly changes, and we expect our stock price to continue to fluctuate in the future. Our stock price is impacted by a variety of factors, some of which are beyond our control.
These factors include:
•	variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	increases in loan losses, non-performing loans and other real estate owned;

•	changes in expectations as to our future financial performance;

•	announcements of new products, strategic developments, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	actual or anticipated sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing;

•	developments with respect to financial institutions generally; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.
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
Horizon is a participant in the Capital Purchase Program, which is a component program of TARP. Pursuant to the agreements Horizon entered into as part of the Capital Purchase Program, Horizon is unable to declare dividend payments on our common shares if Horizon is in arrears on the payment of dividends on the Series A Preferred Shares Horizon issued to the Treasury. Further, Horizon is not permitted to increase dividends on our common shares above the amount

Horizon Bancorp
(Table dollars in thousands except per share data)
of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.17 per common share) without the Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties.
In addition, our ability to repurchase our shares is restricted. The consent of the Treasury generally is required for us to make any share repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties. Further, our common shares may not be repurchased if Horizon is in arrears on the payment of Series A Preferred Share dividends to the Treasury.
As a recipient of government funding under the Capital Purchase Program, Horizon must also comply with the executive compensation and corporate governance standards imposed by the ARRA and the standards established by the Secretary of the Treasury under the ARRA, for so long as the Treasury holds any of our securities or upon exercise of the Warrant Horizon issued to the Treasury as part of the Capital Purchase Program, excluding any period during which the Treasury holds only the Warrant (the “TARP Period”). Effective June 15, 2009, the Secretary of the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including Horizon, by promulgating an Interim Final Rule under 31 C.F.R. Part 30 (the “Interim Final Rule”). The ARRA and the Interim Final Rule impose limitations on our executive compensation practices by:
•	Limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year;

•	Prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule;

•	Prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from Horizon or due to a change in control of Horizon, except for payments for services performed or benefits accrued;

•	Requiring Horizon to “clawback” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

•	Prohibiting Horizon from maintaining any employee compensation plan (as defined in the Interim Final Rule) that would encourage the manipulation of our reported earnings to enhance the compensation of any of our employees;

•	Prohibiting Horizon from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Horizon;

•	Prohibiting Horizon from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our next 20 most highly-compensated employees; and

•	Subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our next 20 most highly-compensated employees to retroactive review by the Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
Our ability to repurchase the preferred shares issued to the Treasury (and therefore obtain relief from the limitations and restrictions of TARP and ARRA) is limited.
Any redemption of the securities sold to the Treasury requires prior Federal Reserve and Treasury approval. Based on recently issued Federal Reserve guidelines, institutions seeking to redeem the preferred stock issued pursuant to the Capital Purchase Program must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s Temporary Liquidity Guarantee Program, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before they can redeem any securities sold to the Treasury.
On November 10, 2010, Horizon repurchased 6,250 of the 25,000 outstanding Series A Preferred Shares held by the Treasury. Horizon paid $6.25 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased. Horizon has also applied for a $19 million loan under the recently implemented Small Business Loan Fund program (the “SBLF”), and if its application is approved, Horizon plans to repurchase the remaining $18.5 million in Series A Preferred Shares from the Treasury with those proceeds. Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF program provides an option for community banks to refinance preferred stock issued to the Treasury through the Capital Purchase Program, and the SBLF program does not impose many of the restrictions that Horizon is currently subject to under TARP.
However, there is no guarantee that Horizon’s application under SBLF will be approved and Horizon will be able to redeem the remaining securities held by the Treasury.
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

Horizon Bancorp
(Table dollars in thousands except per share data)
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 21 sales offices located at:

3631 South Franklin Street	Michigan City	Indiana
113 West First Street	Wanatah	Indiana
1500 West Lincolnway	LaPorte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet	Valparaiso	Indiana
902 Lincolnway	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
10429 Calumet Avenue	Munster	Indiana
17400 State Road 23	South Bend	Indiana
1909 East Bristol Street	Elkhart	Indiana
4574 Elkhart Road	Goshen	Indiana
1321 119th Street	Whiting	Indiana
1349 Calumet Avenue	Hammond	Indiana
1300 North Main Street	Crown Point	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
500 West Buffalo Street	New Buffalo	Michigan
6801 West U.S. 12	Three Oaks	Michigan
1300 West Centre Avenue	Portage	Michigan
Horizon owns all of the facilities, except for the Portage, Michigan office, which is leased.
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
As a result, this matter now primarily involves damage claims against one of the ex-employees for alleged breaches of his duty of loyalty to Michigan Commerce Bank and alleged breaches of the confidentiality agreement he signed while employed at Michigan Commerce Bank and claims against Horizon for alleged breaches of an employee non-solicitation

Horizon Bancorp
(Table dollars in thousands except per share data)
provision contained in a confidentiality agreement between Horizon, Capitol Bancorp and certain of its affiliates (which was entered into in 2009 in connection with Horizon’s investigation of potentially purchasing two affiliate banks of Capitol Bancorp) and similar claims relating to the hiring of the ex-employee who remains a party to the lawsuit. On February 16, 2011, the parties met to attempt to settle the case through mediation; but were unsuccessful in doing so. Horizon continues to evaluate the case as it moves through the discovery phase and will continue to attempt to settle the case if it is reasonable to do so.
On July 23, 2010, the bankruptcy trustee for AmerLink, LTD., filed a Complaint in the United States Bankruptcy Court of the Eastern District of North Carolina, Wilson Division seeking to recover up to $25,000,000 in alleged damages and related costs from multiple defendants, including Horizon Bank, N.A. (f/k/a Horizon Trust & Investment Management) arising out of the bankruptcy of AmerLink. The Complaint primarily alleges that the prior owners of AmerLink engaged in a series of fraudulent and/or improper transactions in connection with the formation of AmerLink’s Employee Stock Ownership Plan (ESOP). Horizon served as the ESOP trustee for AmerLink’s ESOP plan. While Horizon was preparing to file a motion to dismiss itself from the action, the bankruptcy trustee agreed to voluntarily dismiss Horizon from the case on January 24, 2011 without prejudice. Since the dismissal was without prejudice, the case could be re-filed against Horizon, but the trustee indicated that she does not foresee re-filing.
ITEM 4. (REMOVED AND RESERVED)
SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	72	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.

Craig M. Dwight	54	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001.

Thomas H. Edwards	58	President and Chief Operating Officer of the Bank since January 2003.

Mark E. Secor	44	Chief Financial Officer of Horizon and the Bank since January 2009. Vice President, Chief Investment and Asset Liability Manager since June 2007, Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana since January 2004.

James D. Neff	51	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank since October 1999.

Horizon Bancorp
(Table dollars in thousands except per share data)
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2010.
Performance Graph
The Securities and Exchange Commission requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the Common Shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on January 1, 2006, and further assumes reinvestment of all dividends. The Common Shares began trading on the NASDAQ Global Market February 1, 2007. Prior to that date, the Common Shares were traded on the NASDAQ Capital Market.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2005	2006	2007	2008	2009	2010

Horizon Bancorp	100.00	106.30	101.58	51.73	70.28	118.77
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81
SNL Micro Cap Bank	100.00	112.00	93.62	57.95	42.73	44.00

Source : SNL Financial LC, Charlottesville, VA

© 2011	www.snl.com

Horizon Bancorp
(Table dollars in thousands except per share data)
The following chart, prepared by the investment banking firm of Keefe, Bruyette and Woods compares the change in market price of Horizon’s stock to that of publicly traded banks in Indiana and Michigan.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2005	2006	2007	2008	2009	2010

Horizon Bancorp	100.00	99.60	93.10	45.40	58.90	96.60
Indiana Banks	100.00	110.10	80.80	84.40	54.80	64.40
Michigan Banks	100.00	100.70	53.20	24.70	14.50	14.00
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
Horizon continues to operate in a challenging economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained at high levels during 2010. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. The increase in the Company’s non-performing loans over the past year can be attributed to the continued slow economy and continued high local unemployment causing lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post positive results for 2010.
Following are some highlights of Horizons financial performance during 2010:
•	Horizon’s 2010 results represent the Company’s eleventh consecutive year of record earnings.

•	Horizon’s net income for the twelve months ended December 31, 2010, was $10.5 million or $2.71 diluted earnings per share compared to $9.1 million or $2.37 diluted earnings per share for the prior year.

•	The net interest margin increased to 4.01% for the three months ending December 31, 2010, primarily as a result of the decrease in the rate paid on interest bearing liabilities during the quarter.

•	The net interest margin for 2010 was 3.80%, an increase over the margin of 3.66% during 2009.

•	The purchase and assumption of American Trust & Savings Bank in Whiting, Indiana closed on May 28, 2010 adding $107.8 million in purchased assets and $110.3 million of assumed liabilities.

•	The expensed acquisition costs for American Trust & Savings Bank were approximately $664,000 during 2010.

•	Horizon’s residential mortgage loan activity during 2010 provided $7.5 million of income from the gain on sale of mortgage loans.

•	Horizon’s provision for loan losses decreased $2.0 million during 2010 compared to 2009, however the ratio of allowance for loan losses to total loans increased to 2.11% from 1.80% during the same period.

•	Horizon’s net loans charged off decreased during 2010 to $8.5 million compared to $9.0 million during 2009.

•	Horizon’s non-performing loans increased by $4.3 million and Other Real Estate Owned increased $900,000 during 2010.

•	Horizon’s 30 to 89 day loan delinquencies decreased to 0.66% of total loans at December 31, 2010 compared to 1.09% of total loans at December 31, 2009.

•	Horizon’s non-performing loans to total loans ratio as of December 31, 2010 was 2.37%, which compares favorably to National and State of Indiana peer averages[1] as of December 31, 2010 of 4.77% and 2.55%, the most recent data available.

•	On November 10, 2010, the Company completed the redemption process to reduce the Treasury’s preferred stock investment by $6.25 million, which represents a 25% reduction.

•	Horizon’s capital ratios continue to be above the regulatory standards for well-capitalized banks.

[1]	National peer group: Consists of all insured commercial banks having assets between $1 Billion and $10 Billion as reported by the Uniform Bank Performance Report as of September 30, 2010. Indiana peer group: Consists of 17 publicly traded banks all headquartered in the State of Indiana as reported by the Uniform Bank Performance Reports as of December 31, 2010.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for 2010 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets and hedge accounting as critical accounting policies.
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2010, Horizon had core deposit intangibles of $2.7 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2010 was $26.60 per share compared to a book value of $28.68 per common share. Horizon reported record earnings for the eleventh consecutive year in 2010 and believes the below book market price relates to an overall decline in the financial industry sector and is not specific to Horizon.
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
Horizon has concluded that, based on its own internal evaluation the recorded value of goodwill is not impaired.
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
Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized mortgage servicing rights. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, Horizon utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including Horizon’s own historical prepayment experience. For purposes of model valuation, estimates are made for each product type within the mortgage servicing rights portfolio on a monthly basis. In addition, on a quarterly basis Horizon engages a third party to independently test the value of its servicing asset.
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
Analysis of Financial Condition
Horizon’s total assets were $1.4 billion as of December 31, 2010, an increase of $13.9 million from December 31, 2009.
Cash and Cash Equivalents
Due to the economic environment the financial institution industry was experiencing at the beginning of 2009, management determined it would be prudent to maintain higher liquidity levels. During that same time the Company’s mortgage warehouse business line was experiencing significant growth due to the increase in mortgage loan refinancing activity, and this also created a need for additional liquidity. Management put into place several successful strategies during the first quarter of 2009 to generate the additional liquidity. As a result, the Company maintained excess cash and cash equivalents at the end of the first quarter and throughout most of the second quarter of 2009. A significant portion of that additional liquidity was generated from municipal money market deposits. This funding was designed to match the growth of assets in the mortgage warehouse business line and provide additional liquidity without utilizing asset based collateral borrowings or federal fund lines. During the second and third quarters the additional funding from the municipal money market accounts was moved out of the Bank and cash and cash equivalents and the municipal money market accounts were back to more historic levels but as we moved through the fourth quarter a significant portion of those additional funds were brought back into the Bank. During 2010 cash and cash equivalents were maintained at more historic operating levels as management did not increase levels to maintain additional liquidity. Although the Bank does not anticipate a need to maintain the level of excess liquidity as it did in the first half of the 2009, it will continue to provide deposit services to our local municipalities who require a safe and secure institution to maintain their funds.
Investment Securities
Investment securities totaled $391.9 million at December 31, 2010, and consisted of Treasury and federal agency securities of $25.3 million (6.4%); state and municipal securities of $141.1 million ($131.5 million are available for sale and $9.6 million are held to maturity) (36.0%); federal agency mortgage-backed pools of $117.9 million and federal agency collateralized mortgage obligations of $107.2 million (57.4%); and corporate securities of $549,000 (0.1%).
As indicated above, 57.4% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. Approximately 1.4% of the portfolio or $5.3 million are private label collateralized mortgage obligations, the remainder are issued by agencies of the Federal Government. The private label securities generally have loan to value ratios of approximately 50% and management feels these securities are not impaired. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2010, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 2.2 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage as occurred during 2009 and 2010. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life.
Available-for-sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non-rated issues and management does not believe there is permanent deterioration in market value.
At December 31, 2010, 97.6% and at December 31, 2009, 96.6% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded,

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $5.0 million, which resulted in a balance of $3.2 million, net of tax, included in stockholders’ equity at December 31, 2010. This compared to a $5.4 million, net of tax, included in stockholders’ equity at December 31, 2009.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is also established which requires an entity to maximize the use of observable and minimize the use of unobservable inputs. There are three levels of inputs that may be used to measure fair value:

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
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include Treasury securities and corporate notes. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include Federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations and Federal agency mortgage-backed pools. For level 2 securities, Horizon uses a third party service to determine fair value. In performing the valuations, the pricing service relies on models that consider security-specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. To verify the reasonableness of the fair value determination by the service, Horizon has a portion of the level 2 securities priced by an independent securities broker dealer.
Unrealized gains and losses on available-for-sale securities, deemed temporary, are recorded, net of income tax, in a separate component of other comprehensive income on the balance sheet. No unrealized losses were deemed to be “other-than-temporary”.
Horizon had four private label CMO’s at December 31, 2010, with an amortized cost of $5.2 million and carried at a market value of $5.3 million. The gross unrealized gain on these investments at December 31, 2010 was approximately $125,000. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2010 this unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.
As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2010 Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Banks totaling $13.7 million and at December 31, 2009 investments totaled $13.2 million.
At December 31, 2010, Horizon does not maintain a trading account.
For more information about securities, see Note 3 (Investment Securities) to the consolidated financial statements.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Loans
Total loans, including loans held for sale and net of deferred fees/costs, the principal earning asset of the Bank, were $901.7 million at December 31, 2010. The current level of loans is an increase of 1.1% from the December 31, 2009, level of $892.0 million. The table below provides comparative detail on the loan categories.

	December 31	December 31	Dollar	Percent
	2010	2009	Change	Change

Commercial
Working capital and equipment	$151,414	$167,149	$(15,735)	-9.4%
Real estate, including agriculture	167,785	135,639	32,146	23.7%
Tax exempt	2,925	3,247	(322)	-9.9%
Other	7,894	8,482	(588)	-6.9%

Total	330,018	314,517	15,501	4.9%

Real estate
1—4 family (including loans held for sale)	176,311	134,076	42,235	31.5%
Other	4,957	5,519	(562)	-10.2%

Total	181,268	139,595	41,673	29.9%

Consumer
Auto	136,014	146,270	(10,256)	-7.0%
Recreation	6,086	5,321	765	14.4%
Real estate/home improvement	29,184	32,009	(2,825)	-8.8%
Home equity	90,580	83,412	7,168	8.6%
Unsecured	3,091	2,222	869	39.1%
Other	1,726	1,976	(250)	-12.7%

Total	266,681	271,210	(4,529)	-1.7%

Mortgage warehouse
Prime	123,743	166,698	(42,955)	-25.8%
Sub-prime	—	—	—	0.0%

Total	123,743	166,698	(42,955)	-25.8%

Total loans	901,710	892,020	9,690	1.1%
Allowance for loan losses	(19,064)	(16,015)	(3,049)

Loans and loans held for sale, net	$882,646	$876,005	$6,641

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
Real Estate Loans
Real estate loans totaled $181.3 million or 20.1% of total loans as of December 31, 2010, compared to $139.6 million or 15.6% of total loans as of December 31, 2009. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2010 was primarily related to the purchase of $36.3 million of real estate loans in the American Trust & Savings transaction.
In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2010, $90.6 million in home equity lines of credit compared to $83.4 million at December 31, 2009. Credit lines normally limit the loan

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 4 of the consolidated financial statements.
Residential real estate lending is a highly competitive business. As of December 31, 2010, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2010			December 31, 2009
		Percent of			Percent of
	Amount	Portfolio	Yield	Amount	Portfolio	Yield

Fixed rate
Monthly payment	$64,599	39.8%	5.48%	$24,237	18.1%	5.94%
Biweekly payment	920	0.6%	6.29%	1,579	1.2%	6.71%
Adjustable rate
Monthly payment	96,916	59.7%	5.29%	108,072	80.7%	5.68%
Biweekly payment	—	0.0%	0.00%	4	0.0%	3.75%

Sub total	162,435	100.0%	5.37%	133,892	100.0%	5.74%

Loans held for sale	18,833			5,703

Total real estate loans	$181,268			$139,595

The increase in fixed rate loans during 2010 was primarily due to the purchase of fixed rate mortgage loans from American Trust & Savings Bank. During 2010 and 2009, approximately $281.7 million and $335.9 million of residential mortgages were sold into the secondary market. In addition to the real estate loan portfolio, the Bank sells real estate loans and retains the servicing rights. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $463.5 million and $313.3 million at December 31, 2010 and 2009.
The Bank began capitalizing mortgage servicing rights during 2000 and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2010, totaled approximately $3.7 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31	December 31	December 31
	2010	2009	2008

Mortgage servicing rights
Balances, January 1	$3,010	$732	$276
Servicing rights capitalized	2,000	2,807	634
Amortization of servicing rights	(835)	(529)	(178)

	4,175	3,010	732
Impairment allowance	(803)	(139)	(4)

Balances, December 31	$3,372	$2,871	$728

Commercial Loans
Commercial loans totaled $330.0 million, or 36.6% of total loans as of December 31, 2010, compared to $314.5 million, or 35.3% as of December 31, 2009.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2010			December 31, 2009
			Percent of			Percent of
	Number	Amount	Portfolio	Number	Amount	Portfolio

SBA guaranteed loans	93	$14,909	4.5%	53	$7,915	2.5%
Municipal government	1	918	0.3%	1	995	0.3%
Lines of credit	355	41,607	12.6%	389	53,587	17.0%
Real estate and equipment term loans	944	272,583	82.6%	805	252,019	80.2%

Total	1,393	$330,017	100.0%	1,248	$314,516	100.0%

Fixed rate term loans with a book value of $48.0 million and a fair value of $50.1 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2009 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are level 3 inputs under the fair value hierarchy as described above.
At December 31, 2010 the commercial loan portfolio had $68.6 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, $58.9 million where at their floor at December 31, 2010.
Consumer Loans
Consumer loans totaled $266.7 million, or 29.6% of total loans as of December 31, 2010, compared to $271.2 million, or 30.4% as of December 31, 2009. The total consumer loan portfolio decreased 1.7% in 2010. The decline occurred primarily in the indirect automobile and direct installment loan segments. The slow down in the automobile market has contributed to the drop in loans, as existing loans paid off at a faster rate than new loans were booked. Direct installment loan declines were the result of a slow economy as there was lower consumer loan demand.
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

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Allowance and Provision for Loan Losses/Critical Accounting Policy
At December 31, 2010, the allowance for loan losses was $19.1 million, or 2.11% of total loans outstanding, compared to $16.0 million, or 1.80% at December 31, 2009. During 2010, the expense for provision for loan losses totaled $11.6 million compared to $13.6 million in 2009.
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis. For the year 2010, the provision of $11.6 million is a 15.1% decrease from the prior year. Loan charge-offs continue to require provisions for loan losses during the year but appeared to be stabilizing as the amount of charge-offs have trended down during 2010 compared to 2009. However, as non-performing loans increased, specific reserves were identified for these loans, and the use of higher historical charge-off ratios in the allowance for loan loss calculation, required additional provision expense for loan losses.
Despite the increased allowance, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover losses inherent in the loan portfolio as of December 31, 2010.
Non-performing Loans
Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31	December 31	December 31
	2010	2009	2008

Non-performing loans	$21,428	$17,145	$7,863

		Non-	Percent	Specific	Percent of
	Loan	Performing	of	Reserves on Non -	Non-performing
December 31, 2010	Balance	Loans	Loans	Performing Loans	Loans

Owner occupied real estate	$125,909	$1,042	0.83%	$385	36.95%
Non owner occupied real estate	137,073	6,329	4.62%	665	10.51%
Residential development	8,694	266	3.06%	142	53.38%
Commercial and industrial	58,342	445	0.76%	265	59.55%

Total commercial	330,018	8,082	2.45%	1,457	18.03%

Residential mortgage (1)	173,800	9,326	5.37%	969	10.39%
Residential construction	7,468	—	0.00%	—	0.00%
Mortgage warehouse	123,743	—	0.00%	—	0.00%

Total real estate	305,011	9,326	3.06%	969	10.39%

Direct installment	25,058	287	1.15%	976	340.07%
Indirect installment	128,129	1,431	1.12%	—	0.00%
Home equity	113,494	2,302	2.03%	—	0.00%

Total consumer	266,681	4,020	1.51%	976	24.28%

Total loans	901,710	21,428	2.38%	3,402	15.88%
Allowance for loan losses	(19,064)

Net loans	$882,646	$21,428	2.43%	$3,402

(1)	Residential mortgage total includes Held for Sale mortgage loans

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-performing loans total 112.4%, 107.1% and 68.9% of the allowance for loan losses at December 31, 2010, 2009 and 2008, respectively. Non-performing loans at December 31, 2010 totaled $21.4 million which was 2.38% of total loans. This is an increase from a balance of $17.1 million on December 31, 2009, which was 1.92% of total loans. Horizon’s non-performing loan statistics, while having increased from the prior year, still compare favorably to National and State of Indiana peer bank averages1 of 4.77% and 2.55% of total loans as of December 31, 2010.
Non-performing commercial loans decreased by $1.1 million from December 31, 2009. This decrease came from the commercial real estate, residential development, and commercial and industrial segments of the portfolio. Non-owner occupied real estate non-performing increased $4.6 million primarily due to a $4.5 million loan secured by a hotel that was placed on non-accrual in 2010. This loan is current and making interest only payments which are being applied to the principal balance and the real estate collateral is for sale. Economic conditions are the primary reason for causing distressed demand for real estate and durable goods, and many real estate developers and small businesses are experiencing declines in revenue and profits.
The increase in non-performing loans over the past year is also due to an increase in real estate and consumer installment borrowers under Chapter 13 bankruptcy repayment plans. As of December 31, 2010 non-performing loans include $1.8 million of real estate loans and $2.3 million of consumer loans that were in bankruptcy. The majority of the borrowers under Chapter 13 repayment plans are paying as agreed, but these loans remain on non-accrual status until six consecutive payments are made as agreed under the plan. Because of the time it takes for repayment plans to be approved and the six consecutive payments to be made, the level of non-performing consumer installment loans have increased as the level of charge-offs in the consumer portfolio has decreased. The Company also saw an increase in troubled debt restructuring (“TDR’s”) during 2010. The balance of TDR’s as of December 31, 2010 that were accruing interest was $4.1 million, primarily in real estate loans, and $278,000 on non-accrual. The increase in the Company’s non-performing loans over the past year can be attributed to the slower economy and continued high local unemployment causing lower business revenues and increased consumer bankruptcies.
Non-accrual loans totaled $17.0 million on December 31, 2010 up from $11.9 million on December 31, 2009. Non-accrual loans to hotel owners totaled $4.5 million, to home builders and land developers $1.2 million, to restaurant operators $1.0 million, and to other commercial loans totaled approximately $800,000. Mortgage loans on non-accrual totaled $5.7 million at December 31, 2010. Consumer loans on non-accrual increased to $3.7 million primarily due to an increase in the number of consumer bankruptcy filings.
Loans 90 days delinquent but still accruing interest totaled $358,000 on December 31, 2010, down from $1.8 million on December 31, 2009. Horizon’s policy is to place loans over 90 days delinquent on non-accrual unless they are in the process of collection and a full recovery is expected.
A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral. (See Note 6 of the audited financial statements for further discussion of impaired loans.)
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
Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 are as follows:

	December 31	December 31	December 31
	2010	2009	2008

Other real estate owned	$2,664	$1,730	$2,772
OREO totaled $2.7 million on December 31, 2010 up from $1.7 million on December 31, 2009. At December 31, 2010, OREO was comprised of 17 properties. Of these, seven totaling $2.0 million were commercial and ten totaling $684,000 were residential real estate. There was no repossessed personal property on December 31, 2010. Horizon currently has $1.7 million of OREO under contract to sell with closing dates scheduled within the next 90 days.
No mortgage warehouse loans were non-performing or OREO as of December 31, 2010, 2009 or 2008.
Deferred Tax Asset
Horizon had a deferred tax asset at December 31, 2010 and 2009 totaling $2.0 million and $701,000. The following table shows the major components of deferred tax:

	December 31	December 31
	2010	2009

Assets
Allowance for loan losses	$6,946	$5,849
Director and employee benefits	1,371	1,057
Other	102	32

Total assets	8,419	6,938

Liabilities
Depreciation	(1,147)	(1,241)
Difference in expense recognition	(51)	(148)
Federal Home Loan Bank stock dividends	(298)	(298)
Difference in basis of intangible assets	(1,682)	(1,547)
FHLB Penalty	(1,417)	—
Unrealized gain on securities available for sale	(1,746)	(2,930)
Other	(80)	(73)

Total liabilities	(6,421)	(6,237)

Net deferred tax asset	$1,998	$701

Horizon anticipates continued earnings and therefore determined there is no impairment to this asset.
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are superior to those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $985.5 million at December 31, 2010, compared to $951.7 million at December 31,

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
2009, or an increase of 3.6%. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Year Ending December 31			Year Ending December 31
	2010	2009	2008	2010	2009	2008

Noninterest-bearing demand deposits	$97,665	$84,209	$77,600
Interest-bearing demand deposits	359,411	261,411	234,526	0.22%	0.57%	1.36%
Savings deposits	61,175	35,828	31,182	0.23%	0.18%	0.29%
Money market	78,561	121,983	95,483	0.16%	0.83%	1.56%
Time deposits	372,379	381,033	372,677	2.60%	3.21%	3.96%

Total deposits	$969,191	$884,464	$811,468

The $84.7 million increase in average deposits during 2010 was primarily from the $97.7 million in deposits assumed from American Trust & Savings Bank transaction. Horizon continually revises and enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets. These product changes caused the changes in the average balances and rates paid as displayed in the table above.
Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2010:

Due in three months or less	$18,417
Due after three months through six months	22,150
Due after six months through one year	48,887
Due after one year	116,676

Total	$206,130

Interest expense on time certificates of $100,000 or more was approximately $4.5 million, $6.3 million, and $3.9 million for 2010, 2009, and 2008.
Off-Balance Sheet Arrangements
As of December 31, 2010, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Contractual Obligations
The following tables summarize Horizon’s contractual obligations and other commitments to make payment as of December 31, 2010:

		Within	One to	Three to	After Five
	Total	One Year	Three Years	Five Years	Years

Deposits	$368,939	$183,851	$106,100	$33,773	$45,215
Borrowings (1)	260,741	78,255	26,024	41,708	114,754
Subordinated debentures (2)	30,584	—	—	—	30,584

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 11 in Horizon’s Consolidated Financial Statements.

(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisition of Alliance. See Note 12 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
		Greater
	Within One	Than
	Year	One Year

Letters of credit	$894	$226
Unfunded loan commitments	77,908	174,520
Capital Resources
The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2010. Stockholders’ equity totaled $112.3 million as of December 31, 2010, compared to $114.6 million as of December 31, 2009. At year-end 2010, the ratio of stockholders’ equity to assets was 8.01% compared to 8.26% for 2009. Tangible equity to tangible assets was 7.44% at December 31, 2010 compared to 7.78% at December 31, 2009. Book value per common share at December 31, 2010 increased to $28.68 compared to $27.67 at December 31, 2009. Horizon’s capital decreased during 2010 as a result of a decrease in other comprehensive income, dividends declared, and the redemption of preferred stock, offset by earnings and exercise of stock options net of tax.
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
On November 3, 2010, the Company received approval to redeem 25%, or $6.25 million, of the Treasury’s original $25.0 million preferred stock investment in the Company from the Capital Purchase Program, which is a program of TARP. On November 10, 2010, the Company completed the redemption process reducing the Treasury’s preferred stock investment in the Company to $18.75 million. This repurchase will result in annual savings of $312,500 or $0.10 per share, due to the elimination of the associated preferred dividends. Horizon has also applied for a $19 million loan under the recently implemented Small Business Loan Fund program (the “SBLF”), and if its application is approved, Horizon plans to repurchase the remaining $18.5 million in Series A Preferred Shares from Treasury with those proceeds. Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF program provides an option for community banks to refinance preferred stock issued to Treasury through the Capital Purchase Program, and the SBLF program does not impose many of the restrictions that Horizon is currently subject to under TARP. There can

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
be no assurance, however, that Horizon will receive the SBLF funds, and if Horizon does not receive those funds, its plan is to repurchase the remaining preferred shares over the next three years from the Company’s earnings.
Horizon declared dividends in the amount of $.68 per share in 2010, $.68 per share in 2009, and $.66 per share in 2008. The dividend payout ratio (dividends as a percent of net income) was 25.1% for 2010, 28.7% for 2009, and 24.0% for 2008. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.
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
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust) to sell $3.6 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85%, mature in March 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Results of Operations
Net Income
Consolidated net income was $10.5 million or $2.71 per diluted share in 2010, $9.1 million or $2.37 per diluted share in 2009, and $9.0 million or $2.75 per share in 2008. Diluted earnings per share were reduced by $0.43 for the twelve months ending December 31, 2010 and 2009 resulting from the preferred stock dividends and the accretion of the discount on the preferred stock. The preferred stock was issued late in the fourth quarter 2008 and therefore did not significantly impact diluted earnings per share for the twelve month periods ending December 31, 2008.
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
The reduction in interest rates during 2010 and 2009 has influenced the cost of the Company’s interest bearing liabilities more significantly than the reduction in yields received on the Company’s interest earning assets, resulting in an increase of the net interest margin during 2010 and 2009. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.
Net interest income during 2010 was $47.6 million, an increase of $2.8 million or 6.3% over the $44.8 million earned in 2009. Yields on the Company’s interest-earning assets decreased by 45 basis points to 5.40% during 2010 from 5.85% in 2009. Interest income decreased $4.2 million to $68.5 million for 2010 from $72.7 million in 2009. This decrease was due to the lower yield on interest earning assets partially offset by the increased volume in interest earning assets.
Rates paid on interest-bearing liabilities decreased by 64 basis points during the same period due to the lower interest rate environment. Interest expense decreased $7.0 million from $27.9 million for 2009 to $20.9 million in 2010. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 14 basis points from 3.66% for 2009 to 3.80% in 2010.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$23,917	$53	0.22%	$25,551	$56	0.22%	$17,040	$443	2.60%
Interest-earning deposits	8,684	17	0.20%	7,170	16	0.22%	6,430	148	2.30%
Investment securities — taxable	282,507	9,535	3.38%	247,903	10,813	4.36%	174,427	8,520	4.88%
Investment securities — non-taxable (1)	108,809	4,148	5.45%	97,913	3,942	5.75%	80,151	3,323	5.92%
Loans receivable (2)	878,181	54,738	6.24%	892,431	57,836	6.49%	848,279	57,801	6.82%

Total interest-earning assets (1)	1,302,098	68,491	5.40%	1,270,968	72,663	5.85%	1,126,327	70,235	6.37%

Noninterest-earning assets
Cash and due from banks	15,341			15,344			17,397
Allowance for loan losses	(17,058)			(12,372)			(9,930)
Other assets	93,671			77,215			69,769

	$1,394,052			$1,351,155			$1,203,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$871,526	$10,711	1.23%	$800,255	$14,792	1.85%	$733,868	$19,536	2.66%
Borrowings	264,293	8,476	3.21%	318,661	11,696	3.67%	280,766	11,772	4.19%
Subordinated debentures	32,005	1,688	5.27%	27,837	1,406	5.05%	27,837	1,577	5.67%

Total interest-bearing liabilities	1,167,824	20,875	1.79%	1,146,753	27,894	2.43%	1,042,471	32,885	3.15%
Noninterest-bearing liabilities
Demand deposits	97,665			84,209			77,600
Accrued interest payable and other liabilities	10,466			9,215			7,001
Shareholders’ equity	118,097			110,978			76,491

	$1,394,052			$1,351,155			$1,203,563

Net interest income/spread		$47,616	3.61%		$44,769	3.42%		$37,350	3.21%

Net interest income as a percent of average interest earning assets (1)			3.80%			3.66%			3.45%

(1)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2010.

(2)	Yields are presented on a tax-equivalent basis.

(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

(4)	Loan fees and late fees included in interest on loans aggregated $3.9 million, $4.2 million, and $3.5 million in 2010, 2009, and 2008.

	2010 - 2009			2009 - 2008
		Change	Change		Change	Change
	Total	Due To	Due To	Total	Due To	Due To
	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Federal funds sold	$(3)	$(4)	$1	$(387)	$150	$(537)
Interest-earning deposits	1	3	(2)	(132)	15	(147)
Investment securities — taxable	(1,278)	1,379	(2,657)	2,293	3,283	(990)
Investment securities — non-taxable	206	604	(398)	619	1,025	(406)
Loans receivable	(3,098)	(914)	(2,184)	35	2,936	(2,901)

Total interest income	(4,172)	1,068	(5,240)	2,428	7,409	(4,981)

Interest Expense
Interest-bearing deposits	(4,081)	1,225	(5,306)	(4,744)	1,644	(6,388)
Borrowings	(3,220)	(1,851)	(1,369)	(76)	1,486	(1,562)
Subordinated debentures	282	218	64	(171)	—	(171)

Total interest expense	(7,019)	(408)	(6,611)	(4,991)	3,130	(8,121)

Net interest income	$2,847	$1,476	$1,371	$7,419	$4,279	$3,140

Net interest income during 2009 was $44.8 million, an increase of $7.4 million or 19.8% over the $37.4 million earned in 2008. Yields on the Company’s interest-earning assets decreased by 52 basis points to 5.85% during 2009 from 6.37% in

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
2008. Interest income increased $2.5 million from $70.2 million for 2008 to $72.7 million in 2009. This increase was due to the increased volume in interest earning assets partially offset by the decrease in the yield on interest earning assets.
Rates paid on interest-bearing liabilities decreased by 72 basis points during the same period due to the lower interest rate environment. Interest expense decreased $5.0 million from $32.9 million for 2008 to $27.9 million in 2009. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 21 basis points from 3.45% for 2008 to 3.66% in 2009.
Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31	December 31	December 31
	2010	2009	2008

Commercial	$320,783	$313,623	$305,127
Real estate	163,597	147,765	182,963
Mortgage warehouse	124,787	157,057	77,091
Consumer	269,014	273,986	283,098

Total average loans	$878,181	$892,431	$848,279

Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During 2010 the provision for loan losses totaled $11.6 million compared to $13.6 million in the prior year. Commercial loan net charge-offs during 2010 were $3.9 million, residential mortgage loan net charge-offs were $811,000, and installment loan net charge-offs were $5.1 million. Loan charge-offs continue to require provisions for loan losses during the year but appeared to be stabilizing as the amount of charge-offs have trended down during 2010 compared to 2009. However, the increase in non-performing loans as specific reserves were identified for these loans, and the use of higher historical charge-off ratios in the allowance for loan loss calculation, required additional provision expense for loan losses.
Non-interest Income
The following is a summary of changes in non-interest income:

			2009 to 2010			2008 to 2009
	December 31	December 31	Amount	Percent	December 31	Amount	Percent
Non-interest income	2010	2009	Change	Change	2008	Change	Change

Service charges on deposit accounts	$3,607	$3,858	$(251)	-6.5%	$3,885	$(27)	-0.7%
Wire transfer fees	756	921	(165)	-17.9%	528	393	74.4%
Interchange fees	2,247	1,864	383	20.5%	846	1,018	120.3%
Fiduciary activities	3,979	3,336	643	19.3%	3,713	(377)	-10.2%
Gain (loss) on sale of securities	533	795	(262)	-33.0%	(15)	810	-5400.0%
Gain on sale of mortgage loans	7,538	6,107	1,431	23.4%	2,979	3,128	105.0%
Mortgage servicing net of impairment	(565)	(134)	(431)	321.6%	20	(154)	-770.0%
Increase in cash surrender value of bank owned life insurance	803	720	83	11.5%	920	(200)	-21.7%
Death benefit on officer life insurance	—	—	—	0.0%	538	(538)	-100.0%
Other income	1,008	389	619	159.1%	417	(28)	-6.7%

Total non-interest income	$19,906	$17,856	$2,050	11.5%	$13,831	$4,025	29.1%

During 2010 the Company originated approximately $281.7 million of mortgage loans to be sold on the secondary market compared to $335.9 million last year. Better pricing and execution in the secondary market has generated higher percentage gains on the sale of mortgage loans compared to the same period in 2009 in addition to a higher overall gain on

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
sale of mortgage loans compared to the prior year. Wire transfer fee income decreased compared to the prior year as the Company’s mortgage warehouse business line had less activity due to decreased residential mortgage loan refinancing volume compared to the same period in 2009. The decrease in service charge income has been the result of reduced overdraft fee income as the number of consumer overdrafts has gone down. Also, due to the low interest rate environment, refinancing activity, and lower origination volume, the mortgage servicing right asset had net impairment during the period. These decreases were offset by increases in fiduciary income from the trust department due to improved market values of managed assets and an increase in the interchange fees due to higher levels of activity in ATM and debit card transactions. The net gain on the sale of securities of $533,000 was the result of reallocating select municipal securities to reduce concentration risks as well as an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long term earnings. Other income for 2010 included $393,000 from the gain on sale of OREO compared to a $9,000 loss on the sale of OREO in 2009.
Non-interest Expense
The following is a summary of changes in non-interest expense:

			2009 to 2010			2008 to 2009
	December 31	December 31	Amount	Percent	December 31	Amount	Percent
Non-interest expense	2010	2009	Change	Change	2008	Change	Change

Salaries	$14,396	$12,518	$1,878	15.0%	$11,730	$788	6.7%
Commission and bonuses	3,731	3,221	510	15.8%	1,947	1,274	65.4%
Employee benefits	3,963	3,465	498	14.4%	3,072	393	12.8%
Net occupancy expenses	4,195	3,796	399	10.5%	3,775	21	0.6%
Data processing	1,925	1,582	343	21.7%	1,437	145	10.1%
Professional fees	1,701	1,413	288	20.4%	1,133	280	24.7%
Outside services and consultants	1,694	1,471	223	15.2%	1,313	158	12.0%
Loan expense	3,208	2,611	597	22.9%	2,223	388	17.5%
FDIC deposit insurance	1,635	2,126	(491)	-23.1%	546	1,580	289.4%
Other losses	504	510	(6)	-1.2%	413	97	23.5%
Other expenses	5,619	5,099	520	10.2%	5,190	(91)	-1.8%

Total non-interest expense	$42,571	$37,812	$4,759	12.6%	$32,779	$5,033	15.4%

During 2010 the Company expensed $664,000 of transaction costs related to the purchase and assumption of American Trust & Savings Bank. These one time expenses impacted salaries and employee benefits by $145,000, data processing by $170,000, professional fees by $232,000, outside services and consultants by $60,000, and other expenses by $57,000. Salaries, commission and bonuses, and employee benefits increased during 2010 compared to the same period in 2009. This increase is the result of additional payroll expense from the consolidation of the American Trust & Savings Bank (“ATSB”) transaction that closed at the end of the second quarter, the expansion into Kalamazoo, Michigan, an increase in bonus accruals based on the Company’s performance during 2010, and higher health care costs. Net occupancy expenses increased during 2010 primarily due to the ATSB transaction. Loan expense increased in 2010 compared to the same period in 2009 due to problem loan, bankruptcy, and collection costs. Professional fees were higher compared to last year due to litigation costs and increasing rules and regulations requiring additional professional assistance and as a result of the American Trust & Savings Bank acquisition. The Company’s FDIC expense decreased due to the $663,000 recorded in the second quarter of 2009 for the special FDIC assessment. All other categories of non-interest expense did not have a significant change from the prior year.
Income Taxes
Income tax expense for 2010 was $2.9 million compared to $2.1 million of tax expense for during 2009. The effective tax rate for 2010 was 22.0% compared to 18.5% in 2009 and 17.2% in 2008.
Tax refunds were received in both 2009 and 2008 in the amounts of $100,000 and $163,000. Considering the impact of the $538,000 of income received in the second quarter of 2008 from the death benefit on officer life insurance which was tax free and reduced taxable income and the tax refunds received in both periods, the effective tax rates would have been

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
19.4% for 2009 compared to 20.7% in 2008. The increase in the effective tax rate in 2010 was primarily due to higher income before income tax.
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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). At December 31, 2010, Horizon has available approximately $380.8 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:
•	Horizon has outstanding borrowings of over $88.8 million with the FHLB and total borrowing capacity with the FHLB of $302.9 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources making it cheaper to borrow money from the FHLB. Continued and additional financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could increase creating an additional need for funding.

•	Horizon has a total of $94.0 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be pulled at any time by the correspondent banks.

•	Horizon has a total of $99.3 million of available collateral at the Federal Reserve Bank secured by municipal securities. These securities may mature, call, or be sold reducing the available collateral.

•	A downgrade in Horizon’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

•	Horizon anticipates spending $3.4 million for premises and equipment during 2011, including one full service office. These purchases will be funded through normal operations.
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
In response to a financial crisis that was affecting the banking system and financial markets in 2008, EESA was signed into law on October 3, 2008, and established TARP. As part of TARP, the Treasury established the CPP to provide up to

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
$700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On December 19, 2008 Horizon completed the sale to the Treasury of $25.0 million of Series A Preferred Shares as part of the CPP. On November 10, 2010, Horizon redeemed $6.25 million of the Series A Preferred Shares using excess cash at the holding company.
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
During 2010, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $215.8 million and the reduction in loans of $30.3 million. Cash flows were used to purchase investments totaling $228.6 million, reduce deposits by $64.2 million, and reduce borrowings by a net $32.0 million. The net cash and cash equivalent position decreased by $53.0 million during 2010.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2010. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After one	After three	After
		Within	but within	but within	five
(dollars in thousands)	Total	one year	three years	five years	years

Remaining contractual maturities of time deposits	$368,939	$183,851	$106,100	$33,772	$45,216
Borrowings	260,741	108,839	26,023	41,707	84,172
Subordinated debentures	30,584	—	—	—	30,584
Loan Commitments	252,428	252,428	—	—	—
Preferred stock	18,750	6,250	12,500	—	—
Letters of credit	1,120	1,120	—	—	—

Total	$932,562	$552,488	$144,623	$75,479	$159,972

Interest Sensitivity
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on one model at December 31, 2010 that assumes a lag in repricing, the amount of assets that reprice within one year were 190% of liabilities that reprice within one year. This same model at December 31, 2009, reported that the amount of assets that reprice within one year were approximately 140% of the amount of liabilities that reprice within the same time period. 2009 was a declining rate environment and the rates on liabilities continued to repriced at lower rates due to managements ability to lower those rates. The impact of the interest rate reduction along with interest rate floors on certain loans positively impacted the net interest margin during 2010.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	Rate Sensitivity
		> 3 Months		Greater
	3 Months	& < 6	> 6 Months	Than 1
	or Less	Months	& < 1 Year	Year	Total

Loans	$417,932	$91,759	$128,783	$263,236	$901,710
Federal Funds Sold	2,413	—	—	—	2,413
Interest-Bearing balances with Banks	2,745	—	—	—	2,745
Investment securities with FRB and
FHLB stock	39,359	25,891	43,608	296,744	405,602
Other assets	27,195	—	—	61,254	88,449

Total Assets	$489,644	$117,650	$172,391	$621,234	$1,400,919

Noninterest-bearing deposits	$6,912	$4,324	$7,953	$88,417	$107,606
Interest-bearing deposits	101,181	91,831	156,125	528,755	877,892
Borrowed Funds	34,157	2,131	4,825	250,212	291,325
Other Liabilities	—	—	—	11,813	11,813
Stockholders’ equity	—	—	—	112,283	112,283

Total liabilities and stockholder’s equity	$142,250	$98,286	$168,903	$991,480	$1,400,919

GAP	$347,394	$19,364	$3,488	$(370,246)
Cumulative GAP	$347,394	$366,758	$370,246
Included in the GAP analysis are certain interest-bearing demand accounts and savings accounts. These interest-bearing accounts are subject to immediate withdrawal. However, Horizon considers approximately 62.5% of these deposits to be insensitive to gradual changes in interest rates and generally to behave like deposits with longer maturities based upon historical experience and managements ability to change rates. Due to management’s ability to change some deposit rates along with $298.0 million of Horizon’s adjustable rate loans at their floor, another model was developed to better assist management in determining the balance sheets repricing sensitivity to these variables. This model reported that the amount of assets that reprice within one year were approximately 93% of the amount of liabilities that reprice within the same time period. Management utilizes both models to best determine their balance sheet management.

	Repricing Sensitivity
		> 3 Months		Greater
	3 Months	& < 6	> 6 Months	Than 1
	or Less	Months	& < 1 Year	Year	Total

Loans	$417,932	$91,759	$128,783	$263,236	$901,710
Federal Funds Sold	2,413	—	—	—	2,413
Interest-Bearing balances with Banks	2,745	—	—	—	2,745
Investment securities with FRB and
FHLB stock	39,359	25,891	43,608	296,744	405,602
Other assets	27,195	—	—	61,254	88,449

Total Assets	$489,644	$117,650	$172,391	$621,234	$1,400,919

Noninterest-bearing deposits	$107,606	$—	$—	$—	$107,606
Interest-bearing deposits	550,830	57,835	84,140	185,087	877,892
Borrowed Funds	34,157	2,131	4,825	250,212	291,325
Other Liabilities	—	—	—	11,813	11,813
Stockholders’ equity	—	—	—	112,283	112,283

Total liabilities and stockholder’s equity	$692,593	$59,966	$88,965	$559,395	$1,400,919

GAP	$(202,949)	$57,684	$83,426	$61,839
Cumulative GAP	$(202,949)	$(145,265)	$(61,839)

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
The table, which follows, provides information about Horizon’s financial instruments that are sensitive to changes in interest rates as of December 31, 2010. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

Horizon Bancorp and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Quantitative Disclosure of Market Risk

								Fair Value
						2016		December 31
	2011	2012	2013	2014	2015	& Beyond	Total	2010

Rate-sensitive assets
Fixed interest rate loans	$230,432	$91,470	$52,759	$29,415	$16,061	$35,532	$455,669	$446,417
Average interest rate	6.11%	6.87%	6.85%	6.72%	6.57%	6.84%	6.46%
Variable interest rate loans	408,041	15,546	14,305	3,771	2,453	1,925	446,041	458,534
Average interest rate	5.44%	5.80%	5.70%	5.54%	5.47%	5.05%	5.46%

Total loans	638,473	107,016	67,064	33,186	18,514	37,457	901,710	904,951
Average interest rate	5.68%	6.71%	6.61%	6.59%	6.42%	6.75%	5.97%
Securities, including FRB and FHLB stock	108,858	61,045	40,121	36,839	32,134	126,605	405,602	405,603
Average interest rate	3.66%	4.05%	4.22%	4.13%	3.97%	4.16%	4.00%
Other interest-bearing assets	5,158	—	—	—	—	—	5,158	5,158
Average interest rate	0.45%	0.00%	0.00%	0.00%	0.00%	0.00%	0.45%

Total earnings assets	$752,489	$168,061	$107,185	$70,025	$50,648	$164,062	$1,312,470	$1,315,713

Average interest rate	5.35	5.75	5.71	5.30	5.75	4.75	5.34

Rate-sensitive liabilities
Noninterest-bearing deposits	$16,601	$14,040	$11,874	$10,042	$8,493	$46,556	$107,606	$107,606
NOW accounts	94,795	46,228	38,800	31,413	24,005	110,047	345,288	322,207
Average interest rate	0.19%	0.20%	0.20%	0.20%	0.20%	0.20%	0.20%
Savings and money market accounts	46,398	33,114	24,073	17,091	11,992	30,997	163,665	158,316
Average interest rate	0.16%	0.16%	0.17%	0.17%	0.17%	0.18%	0.17%
Certificates of deposit	183,851	63,180	42,920	15,335	18,437	45,216	368,939	374,094
Average interest rate	2.08%	2.70%	2.17%	2.93%	2.31%	3.40%	2.41%

Total deposits	341,645	156,562	117,667	73,881	62,927	232,816	985,498	962,223
Average interest rate	1.20%	1.18%	0.89%	0.73%	0.79%	0.78%	1.00%
Fixed interest rate borrowings	32,861	10,810	15,213	20,769	20,938	114,756	215,347	249,745
Average interest rate	0.27%	3.26%	3.77%	2.28%	2.62%	3.60%	2.87%
Variable interest rate borrowings	75,978	—	—	—	—	—	75,978	70,370
Average interest rate	2.42%	0.00%	0.00%	0.00%	0.00%	0.00%	2.42%

Total funds	$450,484	$167,372	$132,880	$94,650	$83,865	$347,572	$1,276,823	$1,282,338

Average interest rate	1.34%	1.32%	1.22%	1.07%	1.24%	1.71%	1.40%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under this item is incorporated by reference to the information appearing in management’s discussion and analysis of financial condition and results of operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Horizon Bancorp And Subsidiaries
Consolidated Financial Statements

Consolidated Financial Statements	Page

Balance Sheets	58

Statements of Income	59

Statements of Stockholders’ Equity	60

Statements of Cash Flows	61

Notes to Financial Statements	62

Report of Independent Registered Public Accounting Firm	100

Other Information

Management’s Report on Financial Statements	101

Summary of Selected Financial Data	102

Horizon’s Common Stock and Related Stockholders’ Matters	103
EX-10.21
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

Horizon Bancorp And Subsidiaries
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31	December 31
	2010	2009
Assets
Cash and due from banks	$15,683	$68,702
Investment securities, available for sale	382,344	333,132
Investment securities, held to maturity	9,595	11,657
Loans held for sale	18,833	5,703
Loans, net of allowance for loan losses of $19,064 and $16,015	863,813	870,302
Premises and equipment	34,194	30,534
Federal Reserve and Federal Home Loan Bank stock	13,664	13,189
Goodwill	5,910	5,787
Other intangible assets	2,741	1,447
Interest receivable	6,519	5,986
Cash value life insurance	27,195	23,139
Other assets	20,428	17,442

Total assets	$1,400,919	$1,387,020

Liabilities
Deposits
Non-interest bearing	$107,606	$84,357
Interest bearing	877,892	867,351

Total deposits	985,498	951,708
Borrowings	260,741	284,016
Subordinated debentures	30,584	27,837
Interest payable	781	1,135
Other liabilities	11,032	7,719

Total liabilities	1,288,636	1,272,415

Commitments and contingent liabilities Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value Authorized, 1,000,000 shares Issued 18,750 and 25,000 shares	18,217	24,306
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 3,300,659 and 3,273,881 shares	1,122	1,119
Additional paid-in capital	10,356	10,030
Retained earnings	80,240	73,431
Accumulated other comprehensive income	2,348	5,719

Total stockholders’ equity	112,283	114,605

Total liabilities and stockholders’ equity	$1,400,919	$1,387,020

See notes to consolidated financial statements

Horizon Bancorp And Subsidiaries
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2010	2009	2008
Interest Income
Loans receivable	$54,738	$57,836	$57,801
Investment securities
Taxable	9,605	10,885	9,111
Tax exempt	4,148	3,942	3,323

Total interest income	68,491	72,663	70,235

Interest Expense
Deposits	10,711	14,792	19,536
Borrowed funds	8,476	11,696	11,772
Subordinated debentures	1,688	1,406	1,577

Total interest expense	20,875	27,894	32,885

Net Interest Income	47,616	44,769	37,350
Provision for loan losses	11,554	13,603	7,568

Net Interest Income after Provision for Loan Losses	36,062	31,166	29,782

Other Income
Service charges on deposit accounts	3,607	3,858	3,885
Wire transfer fees	756	921	528
Interchange fees	2,247	1,864	846
Fiduciary activities	3,979	3,336	3,713
Gain (loss) on sale of securities	533	795	(15)
Gain on sale of mortgage loans	7,538	6,107	2,979
Mortgage servicing income net of impairment	(565)	(134)	20
Increase in cash surrender value of bank owned life insurance	803	720	920
Death benefit on officer life insurance	—	—	538
Other income	1,008	389	417

Total other income	19,906	17,856	13,831

Other Expenses
Salaries and employee benefits	22,090	19,204	16,749
Net occupancy expenses	4,195	3,796	3,775
Data processing	1,925	1,582	1,437
Professional fees	1,701	1,413	1,133
Outside services and consultants	1,694	1,471	1,313
Loan expense	3,208	2,611	2,223
FDIC insurance expense	1,635	2,126	546
Other losses	504	510	413
Other expenses	5,619	5,099	5,190

Total other expenses	42,571	37,812	32,779

Income Before Income Tax	13,397	11,210	10,834
Income tax expense	2,942	2,070	1,862

Net Income	10,455	9,140	8,972
Preferred stock dividend and discount accretion	(1,406)	(1,402)	(45)

Net Income Available to Common Shareholders	$9,049	$7,738	$8,927

Basic Earnings Per Share	$2.76	$2.39	$2.78
Diluted Earnings Per Share	2.71	2.37	2.75
See notes to consolidated financial statements

Horizon Bancorp And Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income	Total
Balances, January 1, 2008	$—	$1,114	$8,486		$60,982	$63	$70,645
Net income				$8,972	8,972		8,972
Issuance of preferred stock	25,000						25,000
Discount on preferred stock	(849)		849				—
Other comprehensive income (loss), net of tax:
Unrealized gain on securities				1,118		1,118	1,118

Unrealized loss on derivative instruments				(553)		(553)	(553)

Comprehensive income				$9,537

Amortization of unearned compensation			233				233
Exercise of stock options			35				35
Tax benefit related to stock options			8				8
Stock option expense			39				39
Cash dividends on common stock ($.66 per share)					(2,147)		(2,147)

Accretion of discount on preferred stock	3				(3)		—

Balances, December 31, 2008	$24,151	$1,114	$9,650		$67,807	$628	$103,350
Net income				$9,140	9,140		9,140

Other comprehensive income, net of tax:
Unrealized gain on securities				4,260		4,260	4,260

Unrealized gain on derivative instruments				831		831	831

Comprehensive income				$14,231

Amortization of unearned compensation			164				164
Issuance of restricted shares		3	93				96
Exercise of stock options		2	66				68
Tax benefit related to stock options			18				18
Stock option expense			39				39
Cash dividends on preferred stock (5.00%)					(1,132)		(1,132)
Cash dividends on common stock ($.68 per share)					(2,229)		(2,229)

Accretion of discount on preferred stock	152				(152)		—

Balances, December 31, 2009	$24,306	$1,119	$10,030		$73,431	$5,719	$114,605
Net income				$10,455	10,455		10,455
Redemption of preferred stock	(6,250)						(6,250)

Other comprehensive income, net of tax:
Unrealized loss on securities				(2,199)		(2,199)	(2,199)
Unrealized loss on derivative instruments				(1,172)		(1,172)	(1,172)

Comprehensive income				$7,084

Amortization of unearned compensation			68				68
Issuance of restricted shares			34				34
Exercise of stock options		3	117				120
Tax benefit related to stock options			77				77
Stock option expense			30				30
Cash dividends on preferred stock (5.00%)					(1,245)		(1,245)
Cash dividends on common stock ($.68 per share)					(2,240)		(2,240)

Accretion of discount on preferred stock	161				(161)		—

Balances, December 31, 2010	$18,217	$1,122	$10,356		$80,240	$2,348	$112,283

See notes to consolidated financial statements

Horizon Bancorp And Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Years Ended December 31
	2010	2009	2008
Operating Activities
Net income	$10,455	$9,140	$8,972
Items not requiring (providing) cash
Provision for loan losses	11,554	13,603	7,568
Depreciation and amortization	2,320	2,280	2,321
Share based compensation	30	39	39
Mortgage servicing rights impairment	664	135	(20)
Deferred income tax	(113)	(713)	(485)
Premium amortization on securities available for sale, net	1,946	729	(266)
Gain on sale of investment securities	(533)	(795)	15
Gain on sale of mortgage loans	(7,538)	(6,107)	(2,747)
Proceeds from sales of loans	286,960	339,424	145,473
Loans originated for sale	(281,705)	(335,871)	(140,462)
Increase in cash surrender value of life insurance	(770)	(720)	(36)
(Gain) Loss on sale of other real estate owned	(393)	9	(22)
Net change in
Interest receivable	—	(278)	189
Interest payable	(354)	(775)	(790)
Other assets	296	(5,704)	(769)
Other liabilities	2,057	316	442

Net cash provided by operating activities	24,876	14,712	19,422

Investing Activities
Purchases of securities available for sale	(203,840)	(137,723)	(115,895)

Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	204,647	112,377	50,903

Purchase of securities held to maturity	(24,732)	(24,726)	(1,800)
Proceeds from maturities of securities held to maturity	11,167	15,171	170
Purchase of Federal Reserve Bank stock	861	(564)	—
Net change in loans	32,577	(20,394)	(37,824)
Proceeds on the sale of OREO and repossessed assets	6,137	8,242	434
Purchases of premises and equipment	(2,414)	(4,066)	(5,442)
Purchases and assumption of American Trust & Savings Bank	3,412	—	—
Proceeds from sale of loans transferred to held for sale	—	—	37,695
Gain on sale of loans transferred to held for sale	—	—	(193)

Net cash provided by (used in) investing activities	27,815	(51,683)	(71,952)

Financing Activities
Net change in
Deposits	(64,227)	110,539	(52,495)
Borrowings	(31,979)	(40,367)	65,531
Proceeds (Redemption) of preferred stock	(6,250)	—	25,000
Proceeds from issuance of stock	154	164	35
Tax benefit from issuance of stock	77	18	8
Dividends paid on common shares	(2,240)	(1,132)	—
Dividends paid on preferred shares	(1,245)	(2,229)	(2,147)

Net cash provided by (used in) financing activities	(105,710)	66,993	35,932

Net Change in Cash and Cash Equivalent	(53,019)	30,022	(16,598)
Cash and Cash Equivalents, Beginning of Period	68,702	38,680	55,278

Cash and Cash Equivalents, End of Period	$15,683	$68,702	$38,680

Additional Cash Flows Information
Interest paid	$21,228	$28,668	$33,675
Income taxes paid	3,880	3,155	2,935
Transfer of loans to other real estate owned	9,026	6,481	3,157
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
The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank has two active wholly owned subsidiaries, Horizon Investments, Inc. (Investment Company) and Horizon Grantor Trust. Horizon Investments, Inc. manages the investment portfolio of the Bank. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Bank maintains 21 full service facilities and one loan and deposit production office. The Bank also wholly owns Horizon Insurance Services, Inc. (Insurance Agency) which is inactive, but previously offered a full line of personal and corporate insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the insurance agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.
Horizon formed Horizon Statutory Trust II in 2004 and Horizon Bancorp Capital Trust III in 2006 for the purpose of participating in Pooled Trust Preferred Stock offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005 which formed Alliance Financial Statutory Trust I (Alliance Trust) and American Trust & Savings Bank in 2010 which formed Am Tru Statutory Trust I (Am Tru Trust). See Note 12 for further discussion regarding these previously consolidated entities that are now reported separately.
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
Investment Securities Held to Maturity — Includes any security for which Horizon has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or market value in the aggregate.
Interest and Fees on Loans — Interest on commercial, mortgage and installment loans is recognized over the term of the loans based on the principal amount outstanding. When principal or interest is past due 90 days or more, and the loan is not well secured or in the process of collection, or when serious doubt exists as to the collectability of a loan, the accrual

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
of interest is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment.
Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Northwest Indiana and southwest Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 37% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 20% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 30% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 13% of the loan portfolio and are secured by residential real estate.
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
The general allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.
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
Loans are considered impaired if borrower does not exhibit the ability to pay or the full principal or interest payments are not expected or made in accordance with the original terms of the loan. Impaired loans are measured and carried at the lower of cost or the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.
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
Goodwill — Goodwill is tested annually for impairment. At December 31, 2010, Horizon had core deposit intangibles of $2.7 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $5.9 million and $5.8 million at December 31, 2010 and 2009, respectively. A large majority of the goodwill relates to the acquisition of Alliance Financial Corporation.

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

	December 31	December 31	December 31
	2010	2009	2008

Basic earnings per share
Net income	$10,455	$9,140	$8,972
Less: Preferred stock dividends and accretion of discount	1,406	1,402	45

Net income available to common shareholders	$9,049	$7,738	$8,927

Weighted average common shares outstanding	3,277,069	3,232,033	3,208,658

Basic earnings per share	$2.76	$2.39	$2.78

Diluted earnings per share
Net income available to common shareholders	$9,049	$7,738	$8,927

Weighted average common shares outstanding	3,277,069	3,232,033	3,208,658
Effect of dilutive securities:
Warrants	40,436	—	—
Restricted stock	14,685	32,284	29,889
Stock options	2,408	6,406	7,804

Weighted average shares outstanding	3,334,598	3,270,723	3,246,351

Diluted earnings per share	$2.71	$2.37	$2.75

At December 31, 2010, 2009, and 2008 there were 48,333 shares, 71,514 shares, and 59,771 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.
Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2010, $13.7 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines. Under the Capital Purchase Program pursuant to which Horizon issued the Preferred Stock, Horizon cannot increase the amount of the dividend it pays on its common shares while the Preferred Stock is outstanding without the prior consent of the Treasury. The preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. This further limits the amount of net income available to the common shareholders.
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
Share-Based Compensation — At December 31, 2010, Horizon has stock option plans, which are described more fully in Note 19. All share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $30,000, $39,000, and $39,000 for 2010, 2009, and 2008, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12 month period ended December 31, 2010 and 2009.
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
Reclassifications — Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements to be comparable to 2010. These reclassifications had no effect on net income.
Recent Accounting Pronouncements
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
ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 21 Disclosures About Fair Value of Assets and Liabilities. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.
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
For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company’s adoption of these additional disclosures can be found in notes 4, 5 and 6.
ASU No. 2011-01; The amendments in ASU No. 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.
Note 2 — Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash equivalents consisted primarily of deposit accounts with financial institutions.
One or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under the program, as a result of changes made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and regulations adopted by the FDIC to implement the Dodd-Frank Act provisions, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account until December 31, 2012.
For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits increased to $250,000, effective October 3, 2008. The increase in federally insured limits, which was set to expire December 31, 2013, was made permanent by the Dodd-Frank Act. At December 31, 2010, the Company’s cash accounts exceeded federally insured limits by approximately $3.6 million. At December 31, 2010, the Company had cash balances at the Federal Reserve Bank and Federal Home Loan Bank of Indianapolis of $1.6 million that did not have FDIC insurance coverage.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 3 — Securities
The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$24,727	$643	$(119)	$25,251
State and municipal	132,380	1,511	(2,402)	131,489
Federal agency collateralized mortgage obligations	100,106	1,945	(214)	101,837
Federal agency mortgage-backed pools	114,390	3,865	(360)	117,895
Private labeled mortgage-backed pools	5,197	126	—	5,323
Corporate notes	555	—	(6)	549

Total available for sale investment securities	$377,355	$8,090	$(3,101)	$382,344

Held to maturity, State and Municipal	$9,595	$—	$—	$9,595

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$19,612	$473	$—	$20,085
State and municipal	107,160	2,402	(413)	109,149
Federal agency collateralized mortgage obligations	76,222	1,089	(22)	77,289
Federal agency mortgage-backed pools	113,633	5,028	—	118,661
Private labeled mortgage-backed pools	7,779	32	(205)	7,606
Corporate notes	355	—	(13)	342

Total available for sale investment securities	$324,761	$9,024	$(653)	$333,132

Held to maturity, State and Municipal	$11,657	$30	$—	$11,687

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2010, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate increases and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments or the Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Within one year	$855	$866	$2,658	$2,691
One to five years	28,240	28,949	5,449	5,682
Five to ten years	44,179	44,450	40,557	41,400
After ten years	84,388	83,024	78,463	79,803

	157,662	157,289	127,127	129,576
Federal agency collateralized mortgage obligations	100,106	101,837	76,222	77,289
Federal agency mortgage-backed pools	114,390	117,895	113,633	118,661
Private labeled mortgage-backed pools	5,197	5,323	7,779	7,606

Total available for sale investment securities	$377,355	$382,344	$324,761	$333,132

Held to maturity
Within one year	$9,495	$9,495	$11,462	$11,484
One to five years	100	100	195	203

Total held to maturity investment securities	$9,595	$9,595	$11,657	$11,687

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

US Treasury and federal agencies	$9,881	$(119)	$—	$—	$9,881	$(119)
State and municipal	60,401	(2,370)	568	(32)	60,969	(2,402)
Federal agency collateralized mortgage obligations	21,130	(214)	—	—	21,130	(214)
Federal agency mortgage-backed pools	27,033	(360)	32	—	27,065	(360)
Corporate notes	26	(6)	—	—	26	(6)

Total temporarily impaired securities	$118,471	$(3,069)	$600	$(32)	$119,071	$(3,101)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses

State and municipal	$14,757	$(216)	$3,791	$(197)	$18,548	$(413)
Federal agency collateralized mortgage obligations	8,835	(22)	—	—	8,835	(22)
Federal agency mortgage-backed pools	—	—	42	—	42	—
Private labeled mortgage-backed pools	3,534	(100)	1,756	(105)	5,290	(205)
Corporate notes	9	(13)	—	—	9	(13)

Total temporarily impaired securities	$27,135	$(351)	$5,589	$(302)	$32,724	$(653)

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Information regarding security proceeds, gross gains and gross losses are presented below.

		December 31
	2010	2009	2008

Sales of securities available for sale
Proceeds	$85,892	$48,859	$30
Gross gains	675	1,130	—
Gross losses	142	335	15
The Company pledges securities to secure retail and corporate repurchase agreements. At December 31, 2010, the Company had pledged $160.3 million of fair value or $154.8 million of amortized cost, in securities as collateral for $140.4 million in repurchase agreements.
Note 4 — Loans

	December 31	December 31
	2010	2009

Commercial
Working capital and equipment	$151,414	$167,149
Real estate, including agriculture	167,785	135,639
Tax exempt	2,925	3,247
Other	7,894	8,482

Total	330,018	314,517

Real estate
1—4 family (including loans held for sale)	176,311	134,076
Other	4,957	5,519

Total	181,268	139,595

Consumer
Auto	136,014	146,270
Recreation	6,086	5,321
Real estate/home improvement	29,184	32,009
Home equity	90,580	83,412
Unsecured	3,091	2,222
Other	1,726	1,976

Total	266,681	271,210

Mortgage warehouse
Prime	123,743	166,698
Sub-prime	—	—

Total	123,743	166,698

Total loans	901,710	892,020
Allowance for loan losses	(19,064)	(16,015)

Loans and loans held for sale, net	$882,646	$876,005

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Loan		Deferred	Recorded
December 31, 2010	Balance	Interest Due	Fees / (Costs)	Investment

Owner occupied real estate	$125,883	$442	$26	$126,351
Non owner occupied real estate	136,986	364	87	137,437
Residential Spec Homes	2,257	4	(2)	2,259
Development & Spec Land Loans	6,439	14	—	6,453
Commercial and industrial	58,336	234	6	58,576

Total commercial	329,901	1,058	117	331,076

Residential mortgage (includes HFS)	173,724	592	76	174,392
Residential construction	7,467	13	1	7,481
Mortgage warehouse	123,743	332	—	124,075

Total real estate	304,934	937	77	305,948

Direct installment	23,527	97	(338)	23,286
Direct Installment Purchased	1,869	—	—	1,869
Indirect installment	128,122	491	7	128,620
Home equity	114,202	563	(708)	114,057

Total consumer	267,720	1,151	(1,039)	267,832

Total loans	902,555	3,146	(845)	904,856
Allowance for loan losses	(19,064)	—	—	(19,064)

Net loans	$883,491	$3,146	$(845)	$885,792

Loans to directors and executive officers of Horizon and the Bank, including associates of such persons, amounted to $3.5 million and $14.7 million, as of December 31, 2010 and 2009. During 2010, new loans or advances were $919,000 and loan payments were $9.5 million.
Note 5 — Allowance for Loan Losses

	December 31	December 31	December 31
	2010	2009	2008

Balance at beginning of the period	$16,015	$11,410	$9,791
Loans charged-off:
Commercial and agricultural	3,856	2,461	1,358
Real estate	811	432	351
Consumer	5,068	7,354	5,277

Total loans charged-off	9,735	10,247	6,986
Recoveries of loans previously charged-off:
Commercial and agricultural	228	66	15
Real estate	1	—	50
Consumer	1,001	1,183	972

Total loan recoveries	1,230	1,249	1,037

Net loans charged-off	8,505	8,998	5,949
Provision charged to operating expense	11,554	13,603	7,568

Balance at the end of the period	$19,064	$16,015	$11,410

Ratio of net charge-offs to average loans outstanding for the period	0.97%	1.01%	0.70%

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

			Mortgage
	Commercial	Real Estate	Warehousing	Consumer	Total Allowance

Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,457	$—	$—	$—	$1,457
Collectively evaluated for impairment	6,097	2,379	1,435	7,696	17,607
Acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$7,554	$2,379	$1,435	$7,696	$19,064

Loans:
Individually evaluated for impairment	$8,123	$—	$—	$—	$8,123
Collectively evaluated for impairment	322,953	181,873	124,075	267,832	896,733
Acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$331,076	$181,873	$124,075	$267,832	$904,856

Note 6 — Non-performing Assets and Impaired Loans
The following table shows non-performing loans including loans more than 90 days past due, on non-accrual, and troubled debt restructuring (“TDR’s”) along with other real estate owned and repossessed collateral.

	December 31	December 31
	2010	2009

Non-performing loans
Commercial
More than 90 days past due	$—	$1,086
Non-accrual	7,508	8,143
Trouble debt restructuring — accruing	574	—
Trouble debt restructuring — non-accrual	—	—
Real estate
More than 90 days past due	222	296
Non-accrual	5,483	1,257
Trouble debt restructuring — accruing	3,380	3,266
Trouble debt restructuring — non-accrual	241	—
Mortgage warehouse
More than 90 days past due	—	—
Non-accrual	—	—
Trouble debt restructuring — accruing	—	—
Trouble debt restructuring — non-accrual	—	—
Consumer
More than 90 days past due	136	376
Non-accrual	3,682	2,515
Trouble debt restructuring — accruing	165	206
Trouble debt restructuring — non-accrual	37	—

Total non-performing loans	21,428	17,145

Other real estate owned and repossessed collateral
Commercial	1,622	544
Real estate	1,042	1,186
Mortgage warehouse	—	—
Consumer	—	23

Total other real estate owned and repossessed collateral	2,664	1,753

Total non-performing assets	$24,092	$18,898

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The Company’s TDR’s are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2010 the type of concessions the Company has made on restructured loans has been temporary rate reductions and reductions in monthly payments. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2010, the Company had $4.4 million in TDR’s and $4.1 million were performing according to the restructured terms. The Company experienced one TDR default during 2010.
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including TDR’s, are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.
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

	Carrying	Average	Specific	Interest
Impaired loans	Value	Balance	Reserves	Collected

December 31, 2010
Commercial	$8,082	$8,075	$1,457	$200
Real estate	3,396	3,376	65	127
Mortgage warehouse	—	—	—	—
Consumer	202	202	37	7

Total	$11,680	$11,653	$1,559	$334

December 31, 2009
Commercial	$9,685	$11,647	$1,675	$389
Real estate	3,472	2,481	84	184
Mortgage warehouse	—	—	—	—
Consumer	206	159	—	15

Total	$13,363	$14,287	$1,759	$588

December 31, 2008
Commercial	$5,118	$3,083	$1,122	$286
Real estate	—	—	—	—
Mortgage warehouse	—	—	—	—
Consumer	—	—	—	—

Total	$5,118	$3,083	$1,122	$286

There were $1.8 million, $4.8 million, and $1.4 of impaired loans without a specific reserve in 2010, 2009, or 2008. Interest income not recognized on the non-performing loans totaled approximately $744,000, $712,000, and $283,000 in 2010, 2009, and 2008. Accrued interest on impaired loans is reversed from interest income when a loan is determined to be impaired and is a non-accrual loan.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents commercial loans individually evaluated for impairment by class of loans as of December 31, 2010:

			Allowance
	Unpaid		For Loan
	Principal	Recorded	Loss
	Balance	Investment	Allocated

With no recorded allowance
Commercial
Owner occupied real estate	$720	$721	$—
Non owner occupied real estate	928	929	—
Residential development	—	—	—
Development & Spec Land Loans	—	—	—
Commercial and industrial	118	118	—

Total commercial	1,766	1,768	—

With an allowance recorded
Commercial
Owner occupied real estate	639	640	385
Non owner occupied real estate	4,932	4,970	665
Residential development	16	16	16
Development & Spec Land Loans	250	250	126
Commercial and industrial	479	479	265

Total commercial	6,316	6,355	1,457

Total	$8,082	$8,123	$1,457

The following table presents the nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

		Loans Past
		Due Over 90
		Days Still
	Nonaccrual	Accruing	TDR’s

Commercial
Owner occupied real estate	$1,358	$—	$—
Non owner occupied real estate	5,439	—	421
Residential development	16	—	—
Development & Spec Land Loans	250	—	—
Commercial and industrial	445	—	153

Total commercial	7,508	—	574

Real estate
Residential mortgage	5,278	222	3,621
Residential construction	205	—	—
Mortgage warehouse	—	—	—

Total real estate	5,483	222	3,621

Consumer
Direct Installment	251	23	—
Direct Installment Purchased	—	5	—
Indirect Installment	1,328	98	—
Home Equity	2,102	10	202

Total Consumer	3,682	136	202

Total	$16,673	$358	$4,397

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past
	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total

Commercial
Owner occupied real estate	$229	$—	$—	$229	$125,654	$125,883
Non owner occupied real estate	461	—	—	461	136,525	136,986
Residential development	—	—	—	—	2,257	2,257
Development & Spec Land Loans	—	—	—	—	6,439	6,439
Commercial and industrial	74	—	—	74	58,262	58,336

Total commercial	764	—	—	764	329,137	329,901

Real estate
Residential mortgage	317	91	222	630	173,094	173,724
Residential construction	293	—	—	293	7,174	7,467
Mortgage warehouse	—	—	—	—	123,743	123,743

Total real estate	610	91	222	923	304,011	304,934

Consumer
Direct Installment	294	156	23	473	23,054	23,527
Direct Installment Purchased	51	31	5	87	1,782	1,869
Indirect Installment	2,360	433	98	2,891	125,231	128,122
Home Equity	899	218	10	1,127	113,075	114,202

Total consumer	3,604	838	136	4,578	263,142	267,720

Total	$4,978	$929	$358	$6,265	$896,290	$902,555

Horizon Bank’s processes for determining credit quality differ slightly depending on whether a new loan or a renewed loan is being underwritten, or whether an existing loan is re-evaluated for credit quality. The latter usually occurs upon receipt of current financial information or other pertinent data that would trigger a change in the loan grade.
•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure of $500,000 or greater are validated by the Loan Committee, which is chaired by the Chief Operating Officer (COO).

•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the COO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are expected to notify the COO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the COO, however, lenders must present their factual information to either the Loan Committee or the COO when recommending an upgrade. One of the requirements for meeting the annual bonus criteria is for a loan officer to avoid having any of his/her loans downgraded by either Internal Loan Review or Bank Regulators to a classified grade; that is, substandard, doubtful or loss.

•	The COO meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•	Monthly, Senior Management attends the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, and collateral repossessions. The information reviewed in this meeting acts as a precursor for developing Management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.
For real estate and consumer loans, Horizon uses a grading system based on delinquency. Loans that are 90 days or more past due, on non-accrual, or a troubled debt restructure are graded Substandard. After 90 days delinquent a loan is charged off unless it is well secured and in process of collection. If the latter case exists, the loan is placed on non-accrual. Occasionally a mortgage loan may be graded as special mention. When this situation arises, it is because the characteristics of the loan and the borrower fit the definition of a Risk Grade 5 described below, which is normally used for grading commercial loans. Loans not graded Substandard are considered Pass.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Horizon Bank employs an eight-grade rating system to determine the credit quality of commercial loans. The first four grades represent acceptable quality, and the last four grades mirror the criticized and classified grades used by the bank regulatory agencies (special mention, substandard, doubtful, and loss). The loan grade definitions are detailed below.
Risk Grade 1: Excellent (Pass)
Loans secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans that are guaranteed or otherwise backed by the full faith and credit of the United States government or an agency thereof, such as the Small Business Administration; or loans to any publicly held company with a current long term debt rating of A or better.
Risk Grade 2: Good (Pass)
Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities where there is no impediment to liquidation; loans to individuals backed by liquid personal assets, established credit history, and unquestionable character; or loans to publicly held companies with current long term debt ratings of Baa or better.
Risk Grade 3: Satisfactory (Pass)
Loans supported by financial statements (audited or unaudited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered. Loans may be graded Satisfactory when there is no recent information on which to base a current risk evaluation and the following conditions apply:
•	At inception, the loan was properly underwritten, did not possess an unwarranted level of credit risk, and the loan met the above criteria for a risk grade of Excellent, Good, or Satisfactory;

•	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss.

•	The loan has exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance.

•	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the borrower is in an industry known to be experiencing problems. If any of these credit weaknesses is observed, a lower risk grade may be warranted.
Risk Grade 4: Satisfactory/Monitored (Pass)
Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than Satisfactory loans due to weak balance sheets, marginal earnings or cash flow, lack of financial information, weakening markets, insufficient or questionable collateral coverage or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision. Loans that normally fall into this grade include construction of commercial real estate buildings, land development and subdivisions, and rental properties that have not attained stabilization.
Risk Grade 5: Special Mention
Loans which possess some credit deficiency or potential weakness which deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) weaknesses are considered “potential,” not “defined,”

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
impairments to the primary source of repayment. These loans may be to borrowers with adverse trends in financial performance, collateral value and/or marketability, or balance sheet strength.
Risk Grade 6: Substandard
One or more of the following characteristics may be exhibited in loans classified Substandard:
•	Loans which possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.

•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.

•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.

•	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

•	Unusual courses of action are needed to maintain a high probability of repayment.

•	The borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments.

•	The lender is forced into a subordinated or unsecured position due to flaws in documentation.

•	Loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to the normal loan terms.

•	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

•	There is a significant deterioration in market conditions to which the borrower is highly vulnerable.
Risk Grade 7:Doubtful
One or more of the following characteristics may be present in loans classified Doubtful:
•	Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.

•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

•	The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.
Risk Grade 8: Loss
Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial
Owner occupied real estate	$94,722	$13,656	$17,506	$—	$125,883
Non owner occupied real estate	119,041	6,107	11,838	—	136,986
Residential development	834	537	886	—	2,257
Development & Spec Land Loans	4,378	746	1,315	—	6,439
Commercial and industrial	45,831	6,856	5,649	—	58,336

Total commercial	264,805	27,902	37,195	—	329,901

Real estate
Residential mortgage	164,603	—	9,121	—	173,724
Residential construction	7,262	—	205	—	7,467
Mortgage warehouse	123,743	—	—	—	123,743

Total real estate	295,608	—	9,326	—	304,934

Consumer
Direct Installment	23,253	—	274	—	23,527
Direct Installment Purchased	1,864	—	5	—	1,869
Indirect Installment	126,696	—	1,426	—	128,122
Home Equity	111,888	—	2,314	—	114,202

Total Consumer	263,701	—	4,019	—	267,720

Total	$824,114	$27,902	$50,539	$—	$902,555

Note 7 — Premises and Equipment

	December 31	December 31
	2010	2009

Land	$11,184	$9,202
Buildings and improvements	32,645	30,271
Furniture and equipment	10,353	12,504

Total cost	54,182	51,977
Accumulated depreciation	(19,988)	(21,443)

Net premise and equipment	$34,194	$30,534

Note 8 — Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $463.5 million and $313.3 million at December 31, 2010 and 2009.
The aggregate fair value of capitalized mortgage servicing rights was approximately $3.7 million, $3.5 million, and $1.2 million at December 31, 2010, 2009, and 2008. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31	December 31	December 31
	2010	2009	2008

Mortgage servicing rights
Balances, January 1	$3,010	$732	$276
Servicing rights capitalized	2,000	2,807	634
Amortization of servicing rights	(835)	(529)	(178)

	4,175	3,010	732
Impairment allowance	(803)	(139)	(4)

Balances, December 31	$3,372	$2,871	$728

During 2008, the Bank recorded a recovery of the impairment allowance totaling approximately $3,000. During 2010 and 2009, the Bank recorded additional impairment of approximately $664,000 and $135,000.
Note 9 — Intangible Assets
As a result of the acquisition of Alliance Bank Corporation in 2005 and American Trust & Savings Bank in 2010, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The Core deposit intangible is being amortized over ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Core deposit intangible	$4,637	$(1,896)	$2,952	$(1,505)
Amortization expense for intangible assets totaled $390,000, $305,000, and $317,000 for the years ended December 31, 2010, 2009, and 2008. Estimated amortization for the years ending December 31 are as follows:

2011	$449
2012	438
2013	427
2014	416
2015	267
Thereafter	744

$2,741

Note 10 — Deposits

	December 31	December 31
	2010	2009

Noninterest-bearing demand deposits	$107,606	$84,357
Interest-bearing demand deposits	345,288	395,179
Money market (variable rate)	86,859	79,831
Savings deposits	76,806	35,638
Certificates of deposit of $100,000 or more	206,130	186,236
Other certificates and time deposits	162,809	170,467

Total deposits	$985,498	$951,708

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered

2011	$163,319	$20,414
2012	39,647	23,500
2013	25,324	17,628
2014	4,606	10,729
2015	7,514	10,923
Thereafter	35,295	10,039

	$275,706	$93,233

Note 11 — Borrowings

	December 31	December 31
	2010	2009

Federal Home Loan Bank advances, variable and fixed rates ranging from 1.58% to 7.53%, due at various dates through November 15, 2024	$88,847	$142,780
Securities sold under agreements to repurchase	140,394	141,236
Federal funds purchased	31,500	—

Total borrowings	$260,741	$284,016

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $265.3 million. Advances are subject to restrictions or penalties in the event of prepayment. In addition, a $15.0 million advance outstanding at December 31, 2010 that matures on April 29, 2013, contained an option whereby the interest rate may be adjusted quarterly by the Federal Home Loan Bank, at which time the advances may be repaid at the option of the Company without penalty.
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2010 and 2009 totaled $144.7 million and $149.1 million and the daily average of such agreements totaled $138.6 million and $131.8 million. The agreements at December 31, 2010, mature at various dates through September 13, 2020.
At December 31, 2010, the Bank has available approximately $383.6 million in credit lines with various money center banks, including the FHLB.
Contractual maturities in years ending December 31:

2011	$76,478
2012	812
2013	14,518
2014	20,195
2015	20,463
Thereafter	128,275

$260,741

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 12 — Subordinated Debentures
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
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust) to sell $3.6 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85%, mature in March 2034, and are non-callable for five years. After that period, the securities may be called at any quarterly interest payment date at par.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 13 — Employee Stock Ownership Plan
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
Total cash contributions and expense recorded for the ESOP was$400,000 in 2010 and $300,000 in 2009 and 2008.
The ESOP, which is not leveraged, owns a total of 394,483 shares of Horizon’s stock or 12.0% of the outstanding shares.
Note 14 — Employee Thrift Plan
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s expense related to the thrift plan totaled approximately $459,000 in 2010, $439,000 in 2009, and $348,000 in 2008.
The Thrift Plan owns a total of 128,493 shares of Horizon’s stock or 3.9% of the outstanding shares.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 15 — Income Tax

	December 31	December 31	December 31
	2010	2009	2008
Income tax expense
Currently payable
Federal	$3,018	$2,818	$2,404
State	37	(35)	(57)
Deferred	(113)	(713)	(485)

Total income tax expense	$2,942	$2,070	$1,862

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$4,555	$3,812	$3,683
Tax exempt interest	(1,453)	(1,377)	(1,182)
Tax exempt income	(273)	(245)	(496)
Nondeductible and other	81	(120)	(105)
Effect of state income taxes	32	—	(38)

Actual tax expense	$2,942	$2,070	$1,862

	December 31	December 31
	2010	2009

Assets
Allowance for loan losses	$6,946	$5,849
Director and employee benefits	1,371	1,057
Other	102	32

Total assets	8,419	6,938

Liabilities
Depreciation	(1,147)	(1,241)
Difference in expense recognition	(51)	(148)
Federal Home Loan Bank stock dividends	(298)	(298)
Difference in basis of intangible assets	(1,682)	(1,547)
FHLB Penalty	(1,417)	—
Unrealized gain on securities available for sale	(1,746)	(2,930)
Other	(80)	(73)

Total liabilities	(6,421)	(6,237)

Net deferred tax asset	$1,998	$701

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 16 — Other Comprehensive Income (Loss)

	December 31	December 31	December 31
	2010	2009	2008

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(2,850)	$7,348	$1,706
Less: reclassification adjustment for gains realized in net income	533	795	(15)

	(3,383)	6,553	1,721
Unrealized gain (loss) on derivative instruments	(1,803)	1,279	(851)

Net unrealized gains (losses)	(5,186)	7,832	870
Tax expense (benefit)	1,815	(2,741)	(305)

Other comprehensive income (loss)	$(3,371)	$5,091	$565

The components of accumulated other comprehensive income (loss) included in capital are as follows:

	December 31	December 31	December 31
	2010	2009	2008

Unrealized gain on securities available for sale	$4,989	$8,371	$1,817
Unrealized gain (loss) on derivative instruments	(1,377)	428	(851)
Tax effect	(1,264)	(3,079)	(338)

Total accumulated other comprehensive income	$2,348	$5,719	$628

Note 17 — Commitments, Off-Balance Sheet Risk and Contingencies
Because of the nature of its activities, Horizon is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.
The Bank was required to have approximately $4.3 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2010. These balances are included in cash and cash equivalents and do not earn interest.
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
At December 31, 2010 and 2009, commitments to make loans amounted to approximately $252.4 million and $189.5 million and commitments under outstanding standby letters of credit amounted to approximately $1.1 million and $1.5 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.
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
There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2010 and 2009, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.

			For Capital[1]		For Well[1]
	Actual		Adequacy Purposes		Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010

Total capital[1] (to risk-weighted assets)
Consolidated	$144,941	15.07%	$76,943	8.00%	N/A	N/A
Bank	133,893	13.96%	76,730	8.00%	$95,912	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	132,860	13.81%	38,482	4.00%	N/A	N/A
Bank	121,812	12.70%	38,366	4.00%	57,549	6.00%

Tier 1 capital[1] (to average assets)
Consolidated	132,860	9.37%	56,717	4.00%	N/A	N/A
Bank	121,812	8.60%	56,657	4.00%	70,821	5.00%

As of December 31, 2009

Total capital1 (to risk-weighted assets)
Consolidated	$142,122	14.74%	$77,135	8.00%	N/A	N/A
Bank	126,005	13.10%	76,950	8.00%	$96,187	10.00%

Tier 1 capital1 (to risk-weighted assets)
Consolidated	130,052	13.49%	38,562	4.00%	N/A	N/A
Bank	113,935	11.85%	38,459	4.00%	57,689	6.00%

Tier 1 capital1 (to average assets)
Consolidated	130,052	9.86%	52,759	4.00%	N/A	N/A
Bank	113,935	8.64%	52,748	4.00%	65,935	5.00%

[1]	As defined by regulatory agencies
Note 19 — Share-Based Compensation
Under Horizon’s 1997 Stock Option and Stock Appreciation Right Plan (1997 Plan), Horizon may grant certain officers and employees stock option awards or stock appreciation rights which vest and become fully exercisable at the end of five years of continued employment. SARs entitle eligible employees to receive cash, stock or a combination of cash and stock totaling the excess, on the date of exercise, of the fair market value of the shares of common stock covered by the option over the option exercise price. The underlying stock options are deemed to have been cancelled upon exercise of the SARs.
A summary of option activity under the 1997 Plan as of December 31, 2010 and changes during the year then ended, is presented below:

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning of year	18,250	$7.68
Exercised	(16,450)	6.56

Outstanding, end of year	1,800	17.93	2.00	$15,612

Exercisable, end of year	1,800	17.93	2.00	15,612
There were no options granted during the years 2010, 2009, and 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $210,000, $61,000 and $23,000.
On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (2003 Plan), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon may issue up to 150,000 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limits the number of shares available to 150,000 for incentive stock options and to 75,000 for the grant of non-option awards. The shares available for issuance under the 2003 Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2003 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate of 20% per year. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period. On March 8, 2010, the Board of Directors adopted, and was approved by stockholders on May 6, 2010, an amendment to the 2003 Omnibus Equity Incentive Plan making an additional 175,000 Common Shares available for issuance.
The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions (there were no options granted during 2009 or 2008 under the 2003 plan):

December 31	2010
Dividend yields	2.99%
Volatility factors of expected market price of common stock	30.97%
Risk-free interest rates	2.86%
Expected life of options	8 years

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
A summary of option activity under the 2003 Plan as of December 31, 2010, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding, beginning of year	29,000	$25.28
Granted	20,000	22.40
Forfeited	(2,000)	23.56

Outstanding, end of year	47,000	24.13	6.78	$116,080

Exercisable, end of year	43,000	23.86	6.86	112,080
The weighted average grant-date fair value of options granted during the year 2010 was $5.91. No options were granted under the 2003 Plan during 2009 and 2008. No options granted under the 2003 Plan were exercised in 2010, 2009, or 2008.
A summary of the status of Horizon’s non-vested, restricted shares as of December 31, 2010 is presented below:

	2010
		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested beginning of year	10,000	$27.22
Granted	8,329	19.35

Non-vested, end of year	18,329	23.64

Grants vest at the end of four or five years of continuous employment.
Total compensation cost recognized in the income statement for option-based payment arrangements during 2010 was $30,000 and the related tax benefit recognized was $12,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2009 and 2008 was $39,000 and the related tax benefit recognized was $15,000, respectively.
Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2010, 2009, and 2008 was $68,000, $164,000, and $233,000. The recognized tax benefit related thereto was $27,000, $66,000, and $92,000 for the years ended December 31, 2010, 2009, and 2008.
Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008 was $120,000, $68,000, and $35,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $77,000, $18,000, and $8,000, for the years ended December 31, 2010, 2009 and 2008.
As of December 31, 2010, there was $19,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 0.3 years.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 20 — Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.6 million at December 31, 2010 and $27.0 million at December 31, 2009. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2010 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2010 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $48.0 million at December 31, 2010 and $30.1 million at December 31, 2009.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2010 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet		Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,388	Other liabilities	$2,039
Interest rate contracts	Other Assets	651	Other liabilities	1,376

Total derivatives designated as hedging instruments		2,039		3,415

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	407	Other liabilities	—

Total derivatives not designated as hedging instruments		407		—

Total derivatives		$2,446		$3,415

	Asset Derivative		Liability Derivatives
	December 31, 2009		December 31, 2009
	Balance Sheet		Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,141	Other liabilities	$1,141
Interest rate contracts	Other Assets	1,038	Other liabilities	611

Total derivatives designated as hedging instruments		2,179		1,752

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	265	Other liabilities	135

Total derivatives not designated as hedging instruments		265		135

Total derivatives		$2,444		$1,887

The effect of the derivative instruments on the consolidated statement of income for the twelve month periods ended is as follows:

	Amount of Loss Recognized in Other Comprehensive
	Income on Derivative (Effective Portion)
	Twelve Months Ended December 31
Derivative in cash flow hedging relationship	2010	2009	2008

Interest rate contracts	$(1,172)	$831	$553
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

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

		Amount of Gain (Loss) Recognized on Derivative
Derivative in fair value	Location of gain (loss)	Twelve Months Ended December 31
hedging relationship	recognized on derivative	2010	2009	2008

Interest rate contracts	Interest income - loans	$898	$(565)	$1,706
Interest rate contracts	Interest income - loans	(898)	565	(1,706)

Total		$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative
Derivative not designated	Location of gain (loss)	Twelve Months Ended December 31
as hedging relationship	recognized on derivative	2010	2009	2008

Mortgage contracts	Other income - gain on sale of loans	$(538)	$(101)	$(231)

Total		$(538)	$(101)	$(231)

Note 21 — Disclosures about fair value of assets and liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is also established which requires an entity to maximize the use of observable and minimize the use of unobservable inputs. There are three levels of inputs that may be used to measure fair value:
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
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include, Treasury and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage-backed pools, and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Available-for-sale securities
U.S. Treasury and federal agencies	$25,251	$—	$25,251	$—
State and municipal	131,489	—	131,489	—
Federal agency collateralized mortgage obligations	101,837	—	101,837	—
Federal agency mortgage-backed pools	117,895	—	117,895	—
Private labeled mortgage-backed pools	5,323	—	5,323	—
Corporate notes	549	456	20	—

Total available-for-sale securities	382,344	456	381,815	—

Hedged loans	50,088	—	—	50,088
Forward sale commitments	407	—	—	407
Interest rate swap agreements	(3,415)	—	—	(3,415)
Commitments to originate loans	—	—	—	—

December 31, 2009
Available-for-sale securities
U.S. Treasury and federal agencies	$20,085	$—	$20,085	$—
State and municipal	109,149	—	109,149	—
Federal agency collateralized mortgage obligations	77,289	—	77,289	—
Federal agency mortgage-backed pools	118,661	—	118,661	—
Private labeled mortgage-backed pools	7,606		7,606
Corporate notes	342	323	19	—

Total available-for-sale securities	333,132	323	332,809	—

Hedged loans	31,153	—	—	31,153
Forward sale commitments	265	—	—	265
Interest rate swap agreements	(715)	—	—	(715)
Commitments to originate loans	(135)	—	—	(135)

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (level 3) inputs:

		Forward Sale		Commitments to
	Hedged Loans	Commitments	Interest Rate Swaps	Originate Loans

Beginning balance December 31, 2009	$31,153	$265	$(715)	$(135)
Total realized and unrealized gains and losses
Included in net income	898	142	(898)	135
Included in other comprehensive income, gross	—	—	(1,802)	—
Purchases, issuances, and settlements	19,167	—	—	—
Principal payments	(1,130)	—	—	—

Ending balance December 31, 2010	$50,088	$407	$(3,415)	$—

		Forward Sale		Commitments to
	Hedged Loans	Commitments	Interest Rate Swaps	Originate Loans

Beginning balance December 31, 2008	$25,033	$670	$(2,557)	$(438)
Total realized and unrealized gains and losses
Included in net income	(565)	(405)	565	303
Included in other comprehensive income, gross	—	—	240	—
Purchases, issuances, and settlements	7,489	—	1,037	—
Principal payments	(804)	—	—	—

Ending balance December 31, 2009	$31,153	$265	$(715)	$(135)

Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

	Year Ended December 31
Non Interest Income	2010	2009	2008

Total gains and losses from:
Hedged loans	$(875)	$(565)	$1,706
Fair value interest rate swap agreements	875	565	(1,706)
Derivative loan commitments	(1,098)	(101)	231

	$(1,098)	$(101)	$231

Certain other assets are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Impaired loans	$9,919	$—	$—	$9,919

December 31, 2009
Impaired loans	$11,398	$—	$—	$11,398

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Impaired loans (collateral dependent): Fair value adjustments for impaired loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell.
Note 22 — Fair Value of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2010 and 2008. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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
The estimated fair values of Horizon’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and due from banks	$15,683	$15,683	$68,702	$68,702
Investment securities available for sale	382,344	382,344	333,132	333,132
Investment securities held to maturity	9,595	9,595	11,657	11,687
Loans held for sale	18,833	18,833	5,703	5,703
Loans, net	863,813	867,054	870,302	885,625
Stock in FHLB and FRB	13,664	13,664	13,189	13,189
Interest receivable	6,519	6,519	5,986	5,986

Liabilities
Non-interest bearing deposits	$107,606	$107,606	$84,357	$84,357
Interest-bearing deposits	877,892	854,617	867,351	830,621
Borrowings	260,741	289,381	284,016	304,000
Subordinated debentures	30,584	30,734	27,837	27,817
Interest payable	781	781	1,135	1,135
Note 23 — Capital Purchase Program
On December 19, 2008, Horizon entered into a Letter Agreement (Purchase Agreement) with the Treasury, pursuant to which Horizon agreed to issue and sell (a) 25,000 of Horizon’s fixed Rate Cumulative Perpetual Preferred Stock and (b) a warrant to purchase 212,104 shares of Horizon’s common stock for an aggregate purchase price of $3,750,000 in cash.
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
On November 3, 2010, the Company received approval to redeem 25%, or $6.25 million, of the Treasury’s original $25.0 million preferred stock investment in the Company from the Capital Purchase Program, which is a program of the Troubled Assets Relief Program (“TARP”). On November 10, 2010, the Company completed the redemption process reducing the Treasury’s preferred stock investment in the Company to $18.75 million. This repurchase will result in annual savings of $312,500 or $0.10 per share, due to the elimination of the associated preferred dividends. The Company’s plan is to repurchases the remaining preferred shares over the next three years from the Company’s earnings.
Note 24 — Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:
Condensed Balance Sheets

	December 31	December 31
	2010	2009

Assets
Total cash and cash equivalents	$8,496	$11,819
Investment in Bank	134,044	126,898
Other assets	2,341	4,973

Total assets	$144,881	$143,690

Liabilities
Subordinated debentures	$30,584	$27,837
Other liabilities	2,014	1,248
Stockholders’ Equity	112,283	114,605

Total liabilities and stockholders’ equity	$144,881	$143,690

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Condensed Statements of Income

	Years Ended December 31
	2010	2009	2008

Operating Income (Expense)
Dividend income from Bank	$5,000	$7,750	$6,200
Investment income	6	2	10
Other income	200	(129)	—
Interest expense	(1,688)	(1,467)	(1,705)
Employee benefit expense	(498)	(503)	(572)
Other expense	(179)	(100)	(104)

Income Before Undistributed Income of Subsidiaries	2,841	5,553	3,829
Undistributed Income of Subsidiaries	6,759	2,717	4,201

Income Before Tax	9,600	8,270	8,030
Income Tax Benefit	855	870	942

Net Income	10,455	9,140	8,972
Preferred stock dividend and discount accretion	(1,406)	(1,402)	(45)

Net Income Available to Common Shareholders	$9,049	$7,738	$8,927

Condensed Statements of Cash Flows

	Years Ended December 31
	2010	2009	2008

Operating Activities
Net income	$10,455	$9,140	$8,972
Items not requiring (providing) cash
Equity in undistributed net income of Bank	(6,759)	(2,717)	(4,201)
Change in
Income taxes receivable	33	7,523	(954)
Dividends receivable from Bank	2,500	(1,500)	300
Share based compensation	30	39	39
Amortization of unearned compensation	68	164	233
Other assets	(308)	(175)	48
Other liabilities	250	(82)	(98)

Net cash provided by operating activities	6,269	12,392	4,339

Investing Activities
Investment in Bank	(3,500)	—	(20,000)
Purchases and assumption of ATSB	3,412	—	—

Net cash provided by (used in) investing activities	(88)	—	(20,000)

Financing Activities
Proceeds (redemption) from issuance of preferred stock	(6,250)	—	25,000
Dividends paid on preferred shares	(1,245)	(1,132)	—
Dividends paid on common shares	(2,240)	(2,229)	(2,147)
Change in borrowings	—	(4,700)	—
Exercise of stock options	120	68	35
Issuance of restricted shares	34	96	—
Tax benefit of stock options	77	18	8

Net cash provided by (used in) financing activities	(9,504)	(7,879)	22,896

Net Change in Cash and Cash Equivalents	(3,323)	4,513	7,235
Cash and Cash Equivalents at Beginning of Year	11,819	7,306	71

Cash and Cash Equivalents at End of Year	$8,496	$11,819	$7,306

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 25 — Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2010	March 31	June 30	September 30	December 31

Interest income	$16,132	$16,807	$17,876	$17,676
Interest expense	5,579	5,439	5,256	4,601

Net interest income	10,553	11,368	12,620	13,075
Provision for loan losses	3,233	3,000	2,657	2,664
Gain (loss) on sale of securities	—	131	336	66
Net income	1,791	2,515	3,279	2,871
Net income available to common shareholders	$1,439	$2,163	$2,926	$2,522

Earnings per share:
Basic	$0.44	$0.66	$0.89	$0.77
Diluted	0.44	0.65	0.88	0.75

Average shares outstanding:
Basic	3,270,217	3,278,392	3,279,201	3,280,331
Diluted	3,293,192	3,333,768	3,336,634	3,362,118

Three Months Ended 2009	March 31	June 30	September 30	December 31

Interest income	$18,674	$18,849	$17,485	$17,655
Interest expense	7,258	7,586	6,766	6,284

Net interest income	11,416	11,263	10,719	11,371
Provision for loan losses	3,197	3,290	3,416	3,700
Gain (loss) on sale of securities	—	—	422	373
Net income	2,635	2,064	2,357	2,084
Net income available to common shareholders	$2,285	$1,714	$2,006	$1,733

Earnings per share:
Basic	$0.71	$0.53	$0.62	$0.53
Diluted	0.71	0.52	0.61	0.53

Average shares outstanding:
Basic	3,209,482	3,209,482	3,245,505	3,262,927
Diluted	3,250,424	3,270,178	3,273,742	3,275,588

Horizon Bancorp And Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 26 — American Trust & Savings Bank
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
During the first six months of 2010, the Company incurred $664,000 of third-party transaction-related costs. The expenses are included in non-interest expense in the Company’s condensed consolidated statements of income for the year ended December 31, 2010.
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination topic of the FASB Accounting Standards Codification (“Codification”). The statement of net assets and liabilities acquired as of May 28, 2010 are presented in the table below. The assets and liabilities of American were recorded at the respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. At the date of closing $370,000 of loans purchased were deemed to have evidence of deterioration of credit quality since origination and were written down to a fair value of $249,000. This amount of non-performing loans purchased was not considered to be material to the Company or the transaction, and therefore, no additional disclosures related to these loans are included.

ASSETS		LIABILITIES
Cash and due from banks	$5,601	Deposits
Investment securities, available for sale	39,188	Non-interest bearing	$11,357
		NOW accounts	18,725
Commercial	15,147	Savings and money market	42,189
Residential mortgage	36,572	Certificates of deposits	25,468

Installment	4,771	Total deposits	97,739

Total loans	56,490
		Borrowings	8,749
FHLB stock	1,336	Subordinated debentures	2,663
Core deposit intangible	1,685	Other liabilities	303
Premises and equipment	3,107
Cash value life insurance	3,272
Other assets	836

Total assets purchased	$111,515	Total liabilities assumed	$109,454

Net assets assumed	$2,061

201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46244-0998
317.383.4000 Fax 317.383.4200 www.bkd.com
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp
Michigan City, Indiana
We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana
March 11, 2011

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
The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2010, 2009, and 2008. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp
Summary of Selected Financial Data
(Dollars in thousands except for per share data)

	2010	2009	2008	2007	2006

Earnings
Net interest income	$47,616	$44,769	$37,350	$32,808	$31,545
Provision for loan losses	11,554	13,603	7,568	3,068	905
Other income	19,906	17,856	13,831	12,271	10,137
Other expenses	42,571	37,812	32,779	31,144	30,455
Income tax expense	2,942	2,070	1,862	2,727	2,838

Net income	10,455	9,140	8,972	8,140	7,484
Preferred stock dividend	(1,406)	(1,402)	(45)	—	—

Net income available to common shareholders	$9,049	$7,738	$8,927	$8,140	$7,484

Cash dividend declared	$2,240	$2,229	$2,147	$1,917	$1,811

Per Share Data
Basic earnings per share	$2.76	$2.39	$2.78	$2.54	$2.36
Diluted earnings per share	2.71	2.37	2.75	2.51	2.33
Cash dividends declared per common share	0.68	0.68	0.66	0.59	0.56
Book value per common share	28.68	27.67	24.68	22.03	19.37
Weighted-average shares outstanding
Basic	3,277,069	3,232,033	3,208,658	3,200,440	3,177,272
Diluted	3,334,598	3,270,723	3,246,351	3,243,565	3,217,050

Period End Totals
Loans, net of deferred loan fees and unearned income	$882,877	$886,317	$881,967	$888,852	$843,834
Allowance for loan losses	19,064	16,015	11,410	9,791	8,738
Total assets	1,400,919	1,387,020	1,306,857	1,258,874	1,222,430
Total deposits	985,498	951,708	841,169	893,664	913,973
Total borrowings	291,325	311,853	352,220	286,689	240,002

Ratios
Loan to deposit	89.59%	93.13%	104.85%	99.46%	92.33%
Loan to total funding	69.15%	70.14%	73.90%	75.30%	73.12%
Return on average assets	0.75%	0.68%	0.75%	0.69%	0.67%
Average stockholders’ equity to average total assets	8.47%	8.21%	6.36%	5.61%	5.14%
Return on average stockholders’ equity	9.56%	8.92%	11.81%	12.29%	13.03%
Dividend payout ratio (dividends divided by net income)	25.07%	28.74%	24.00%	23.51%	24.03%

Price to book value ratio	92.76%	58.63%	50.66%	118.09%	143.53%
Price to earnings ratio	9.81	6.85	4.55	10.21	11.77

Horizon Bancorp
Horizon’s Common Stock and Related Stockholders’ Matters
Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2009 and 2008.

	2010
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$19.50	$16.44	$0.17
Second Quarter	22.81	19.48	0.17
Third Quarter	22.60	21.15	0.17
Fourth Quarter	26.99	21.89	0.17

	2009
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share

First Quarter	$13.21	$10.50	$0.17
Second Quarter	19.45	11.00	0.17
Third Quarter	17.50	15.00	0.17
Fourth Quarter	17.25	14.31	0.17
There can be no assurance as to the amount of future dividends on Horizon common stock since future dividends are subject to the discretion of the Board of Directors, cash needs, general business conditions and dividends from the bank subsidiary. In addition, as a result of Horizon’s participation in the TARP Capital Purchase Program, Horizon may not increase the quarterly dividends it pays on its common stock above $0.17 per share during the three-year period ending December 19, 2011, without the consent of the Treasury Department, unless the Treasury Department no longer holds shares of the Series A Preferred Stock Horizon issued in the TARP Capital Purchase Program.
The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2010, is 564.

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
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2010 is effective based on the specified criteria.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2010, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

Horizon Bancorp
PART III
This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2010.
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

Horizon Bancorp
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2010.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders (1)	48,800	$23.90	276,567

Equity compensation plans not approved by security holders	—	—	—

Total	48,800	$23.90	276,567

(1)	Represents options granted or available under the 1997 Key Employees’ Stock Option and Stock Appreciation Rights Plan of Horizon Bancorp and the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.
The other information required by this item can be found in the Proxy Statement under “Common Stock Ownership by Directors and Executive Officers,” and “Stock Ownership of Certain Beneficial Owners and is incorporated by reference into this report.
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

Horizon Bancorp Registrant
Date: March 11, 2011	By:	/s/ Craig M. Dwight
Craig M. Dwight
President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2011	By :	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 11, 2011	/s/ Robert C. Dabagia Robert C. Dabagia, Chairman of the Board and Director

March 11, 2011	/s/ Craig M. Dwight Craig M. Dwight, President and Chief Executive Officer and Director

March 11, 2011	/s/ Susan D. Aaron Susan D. Aaron, Director

March 11, 2011	/s/ Lawrence E. Burnell Lawrence E. Burnell, Director

March 11, 2011	/s/ James B. Dworkin James B. Dworkin, Director

March 11, 2011	/s/ Charley E. Gillispie Charley E. Gillispie, Director

March 11, 2011	/s/ Daniel F. Hopp Daniel F. Hopp, Director

Date	Signature and Title

March 11, 2011	/s/ Peter L. Pairitz Peter L. Pairitz, Director

March 11, 2011	/s/ Larry N. Middleton Larry N. Middleton, Director

March 11, 2011	/s/ Robert E. Swinehart Robert E. Swinehart, Director

March 11, 2011	/s/ Spero W. Valavanis Spero W. Valavanis, Director

EXHIBIT INDEX
The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit
Number	Description	Incorporated by Reference/Attached

2.1	Purchase and Assumption Agreement, dated December 29, 2009, by and among Horizon Bank, National Association; American Trust & Savings Bank of Whiting, Indiana; and AmTru, Inc.	Incorporated by Reference to Exhibit 2.1 to Registrant’s Form 10-K for the year ended December 31, 2009

3.1	Articles of Incorporation of Horizon Bancorp, as amended	Incorporated by Reference to Exhibit 3 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2007

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 8-K filed July 16, 2009

3.3	Certificate of Designations for Series A Preferred Stock (as amended through July 15, 2008)	Incorporated by Reference to Exhibit 3.1 to Registrant’s Form 8-K filed December 23, 2008

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2009

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2009

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006

4.5	Form of Certificate for Series A Preferred Stock	Incorporated by Reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 23, 2008

Exhibit
Number	Description	Incorporated by Reference/Attached

4.6	Warrant for Purchase of Shares of Common Stock	Incorporated by Reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 23, 2008

10.1*	Supplemental Employee Retirement Plan, as amended	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008

10.2*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2008

10.3*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2008

10.4*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2009

10.5*	Directors Deferred Compensation Plan	Incorporated by Reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2009

10.6*	Form of Change of Control Agreement for certain executive officers	Incorporated by Reference to Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2009

10.7*	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Incorporated by Reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2009

10.8*	Form of Option Grant Agreement under 2003 Omnibus Plan	Incorporated by Reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2009

10.9*	Description of Executive Officer Bonus Plan	Incorporated by Reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2009

10.10	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by Reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2009

10.11*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by Reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006

10.12*	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July 19, 2006	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 8-K filed July 21, 2006

10.13*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006

Exhibit
Number	Description	Incorporated by Reference/Attached

10.14*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by Reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006

10.15*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006

10.16*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by Reference to Exhibit 10.1 to Registrant’s form 8-K filed July 19, 2007.

10.17	Letter Agreement, dated December 19, 2008, by and between the Registrant and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein	Incorporated by Reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 23, 2008

10.18*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2009

10.19*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2009

10.20*	Second Amendment of the Agreement between Horizon Bank, N.A. and James H. Foglesong, dated January 1, 2009	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2009

10.21	Letter Agreement, dated November 10, 2010, by and between the Registrant and the United States Department of the Treasury	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. §30.15	Attached

99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. §30.15	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.