Form 10-Q
period 2011-03-31
HORIZON BANCORP /IN/
filed 2011-05-12
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,329,581 shares of Common Stock, $.2222 par value, at May 12, 2011.

HORIZON BANCORP
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31	December 31
	2011	2010
	(Unaudited)

Assets
Cash and due from banks	$31,409	$15,683
Investment securities, available for sale	435,356	382,344
Investment securities, held to maturity	10,632	9,595
Loans held for sale	4,962	18,833
Loans, net of allowance for loan losses of $19,090 and $19,064	790,467	863,813
Premises and equipment	34,710	34,194
Federal Reserve and Federal Home Loan Bank stock	13,664	13,664
Goodwill	5,910	5,910
Other intangible assets	2,628	2,741
Interest receivable	6,633	6,519
Cash value life insurance	27,400	27,195
Other assets	18,619	20,428

Total assets	$1,382,390	$1,400,919

Liabilities
Deposits
Non-interest bearing	$111,155	$107,606
Interest bearing	890,254	877,892

Total deposits	1,001,409	985,498
Borrowings	224,358	260,741
Subordinated debentures	30,607	30,584
Interest payable	786	781
Other liabilities	9,170	11,032

Total liabilities	1,266,330	1,288,636

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value Authorized, 1,000,000 shares Issued 18,750 shares	18,258	18,217
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 3,329,581 and 3,300,659 shares	1,123	1,122
Additional paid-in capital	10,446	10,356
Retained earnings	82,169	80,240
Accumulated other comprehensive income	4,064	2,348

Total stockholders’ equity	116,060	112,283

Total liabilities and stockholders’ equity	$1,382,390	$1,400,919

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$11,888	$12,605
Investment securities
Taxable	2,500	2,446
Tax exempt	1,043	1,081

Total interest income	15,431	16,132

Interest Expense
Deposits	2,337	2,763
Borrowed funds	1,577	2,443
Subordinated debentures	450	373

Total interest expense	4,364	5,579

Net Interest Income	11,067	10,553
Provision for loan losses	1,548	3,233

Net Interest Income after Provision for Loan Losses	9,519	7,320

Other Income
Service charges on deposit accounts	795	865
Wire transfer fees	108	140
Interchange fees	545	454
Fiduciary activities	963	995
Gain on sale of securities	274	—
Gain on sale of mortgage loans	533	1,382
Mortgage servicing income net of impairment	764	65
Increase in cash surrender value of bank owned life insurance	205	156
Other income	127	317

Total other income	4,314	4,374

Other Expenses
Salaries and employee benefits	5,361	4,798
Net occupancy expenses	1,081	1,062
Data processing	407	402
Professional fees	349	471
Outside services and consultants	381	365
Loan expense	762	750
FDIC insurance expense	387	388
Other losses	31	27
Other expenses	1,499	1,291

Total other expenses	10,258	9,554

Income Before Income Tax	3,575	2,140
Income tax expense	810	349

Net Income	2,765	1,791
Preferred stock dividend and discount accretion	(276)	(352)

Net Income Available to Common Shareholders	$2,489	$1,439

Basic Earnings Per Share	$0.76	$0.44
Diluted Earnings Per Share	0.74	0.44
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income	Total
Balances, December 31, 2010	$18,217	$1,122	$10,356		$80,240	$2,348	$112,283
Net income				$2,765	2,765		2,765

Other comprehensive income, net of tax:
Unrealized gain on securities				1,423		1,423	1,423
Unrealized gain on derivative instruments				293		293	293

Comprehensive income				$4,481

Amortization of unearned compensation			17				17
Exercise of stock options		1	55				56
Tax benefit related to stock options			8				8
Stock option expense			10				10
Cash dividends on preferred stock (5.00%)					(235)		(235)
Cash dividends on common stock ($.17 per share)					(560)		(560)
Accretion of discount on preferred stock	41				(41)		—

Balances, March 31, 2011	$18,258	$1,123	$10,446		$82,169	$4,064	$116,060

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$2,765	$1,791
Items not requiring (providing) cash
Provision for loan losses	1,548	3,233
Depreciation and amortization	604	546
Share based compensation	10	5
Mortgage servicing rights impairment	(37)	(55)
Deferred income tax	—	(276)
Premium amortization on securities available for sale, net	522	325
Gain on sale of investment securities	(274)	—
Gain on sale of mortgage loans	(533)	(1,382)
Proceeds from sales of loans	64,764	50,150
Loans originated for sale	(64,231)	(48,996)
Increase in cash surrender value of life insurance	(205)	(156)
Gain on sale of other real estate owned	(30)	(48)
Net change in
Interest receivable	(114)	(220)
Interest payable	5	(97)
Other assets	737	(5,653)
Other liabilities	(1,159)	1,673

Net cash provided by operating activities	4,372	840

Investing Activities
Purchases of securities available for sale	(76,429)	(37,161)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	25,358	18,569
Purchase of securities held to maturity	(2,437)	(5,665)
Proceeds from maturities of securities held to maturity	1,400	403
Net change in loans	84,163	69,492
Proceeds on the sale of OREO and repossessed assets	1,469	875
Purchases of premises and equipment	(990)	(548)

Net cash provided by investing activities	32,534	45,965

Financing Activities
Net change in
Deposits	15,911	(78,186)
Borrowings	(36,360)	(10,781)
Proceeds from issuance of stock	56	100
Tax benefit from issuance of stock	8	62
Dividends paid on common shares	(560)	(313)
Dividends paid on preferred shares	(235)	(560)

Net cash provided by (used in) financing activities	(21,180)	(89,678)

Net Change in Cash and Cash Equivalent	15,726	(42,873)
Cash and Cash Equivalents, Beginning of Period	15,683	68,702

Cash and Cash Equivalents, End of Period	$31,409	$25,829

Additional Cash Flows Information
Interest paid	$4,358	$5,676
Income taxes paid	—	—
Transfer of loans to other real estate owned	1,095	1,939
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2011 and March 31, 2010 are not necessarily indicative of the operating results for the full year of 2011 or 2010. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2010 filed with the Securities and Exchange Commission on March 11, 2011. The consolidated condensed balance sheet of Horizon as of December 31, 2010 has been derived from the audited balance sheet of Horizon as of that date.
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

	Three months ended
	March 31
	2011	2010
	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$2,765	$1,791
Less: Preferred stock dividends and accretion of discount	276	352

Net income available to common shareholders	$2,489	$1,439

Weighted average common shares outstanding	3,283,143	3,270,217

Basic earnings per share	$0.76	$0.44

Diluted earnings per share
Net income available to common shareholders	$2,489	$1,439

Weighted average common shares outstanding	3,283,143	3,270,217
Effect of dilutive securities:
Warrants	77,258	—
Restricted stock	14,811	18,893
Stock options	7,963	4,082

Weighted average shares outstanding	3,383,175	3,293,192

Diluted earnings per share	$0.74	$0.44

At March 31, 2011 and 2010, there were 26,117 shares and 29,000 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2010 Annual Report on Form 10-K.
Reclassifications
Certain reclassifications have been made to the 2010 consolidated financial statements to be comparable to 2011. These reclassifications had no effect on net income.
Note 2 — Securities
The fair value of securities is as follows:

		Gross	Gross
March 31, 2011 (Unaudited)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$17,017	$276	$(64)	$17,229
State and municipal	142,716	2,536	(966)	144,287
Federal agency collateralized mortgage obligations	121,917	1,887	(161)	123,643
Federal agency mortgage-backed pools	141,405	3,811	(303)	144,913
Private labeled mortgage-backed pools	4,545	154	—	4,698
Corporate notes	590	—	(4)	586

Total available for sale investment securities	$428,190	$8,664	$(1,498)	$435,356

Held to maturity, State and Municipal	$10,632	$—	$—	$10,632

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$24,727	$643	$(119)	$25,251
State and municipal	132,380	1,511	(2,402)	131,489
Federal agency collateralized mortgage obligations	100,106	1,945	(214)	101,837
Federal agency mortgage-backed pools	114,390	3,865	(360)	117,895
Private labeled mortgage-backed pools	5,197	126	—	5,323
Corporate notes	555	—	(6)	549

Total available for sale investment securities	$377,355	$8,090	$(3,101)	$382,344

Held to maturity, State and Municipal	$9,595	$—	$—	$9,595

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2011, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, federal agency mortgage-backed pools, and collateralized mortgage obligations were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2011.
The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011(Unaudited)		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Within one year	$965	$973	$855	$866
One to five years	27,825	28,560	28,240	28,949
Five to ten years	54,018	54,818	44,179	44,450
After ten years	77,515	77,751	84,388	83,024

	160,323	162,102	157,662	157,289
Federal agency collateralized mortgage obligations	121,917	123,643	100,106	101,837
Federal agency mortgage-backed pools	141,405	144,913	114,390	117,895
Private labeled mortgage-backed pools	4,545	4,698	5,197	5,323

Total available for sale investment securities	$428,190	$435,356	$377,355	$382,344

Held to maturity
Within one year	$10,532	$10,532	$9,495	$9,495
One to five years	100	100	100	100

Total held to maturity investment securities	$10,632	$10,632	$9,595	$9,595

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011 (Unaudited)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$9,935	$(64)	$—	$—	$9,935	$(64)
State and municipal	36,527	(936)	568	(30)	37,095	(966)
Federal agency collateralized mortgage obligations	20,020	(161)	—	—	20,020	(161)
Federal agency mortgage-backed pools	46,149	(303)	30	—	46,179	(303)
Corporate notes	28	(4)	—	—	28	(4)

Total temporarily impaired securities	$112,659	$(1,468)	$598	$(30)	$113,257	$(1,498)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$9,881	$(119)	$—	$—	$9,881	$(119)
State and municipal	60,401	(2,370)	568	(32)	60,969	(2,402)
Federal agency collateralized mortgage obligations	21,130	(214)	—	—	21,130	(214)
Federal agency mortgage-backed pools	27,033	(360)	32	—	27,065	(360)
Corporate notes	26	(6)	—	—	26	(6)

Total temporarily impaired securities	$118,471	$(3,069)	$600	$(32)	$119,071	$(3,101)

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three months ended March 31
	2011	2010

Sales of securities available for sale (Unaudited)
Proceeds	$9,274	$—
Gross gains	274	—
Gross losses	—	—
Note 3 — Loans

	March 31	December 31
	2011 (Unaudited)	2010

Commercial
Working capital and equipment	$158,435	$151,414
Real estate, including agriculture	166,875	167,785
Tax exempt	3,059	2,925
Other	7,389	7,894

Total	335,758	330,018

Real estate
1—4 family	159,473	157,478
Other	4,767	4,957

Total	164,240	162,435

Consumer
Auto	130,678	136,014
Recreation	5,751	6,086
Real estate/home improvement	27,813	29,184
Home equity	91,642	90,580
Unsecured	2,920	3,091
Other	1,721	1,726

Total	260,525	266,681

Mortgage warehouse	49,034	123,743

Total	49,034	123,743

Total loans	809,557	882,877
Allowance for loan losses	(19,090)	(19,064)

Loans, net	$790,467	$863,813

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Loan		Deferred	Recorded
March 31, 2011	Balance	Interest Due	Fees / (Costs)	Investment

Owner occupied real estate	$125,978	$274	$21	$126,273
Non owner occupied real estate	139,281	398	86	139,765
Residential spec homes	2,249	1	(1)	2,249
Development & spec land loans	8,272	13	—	8,285
Commercial and industrial	59,867	301	5	60,173

Total commercial	335,647	987	111	336,745

Residential mortgage	155,697	560	56	156,313
Residential construction	8,487	19	—	8,506
Mortgage warehouse	49,034	—	—	49,034

Total real estate	213,218	579	56	213,853

Direct installment	22,581	85	(331)	22,335
Direct installment purchased	1,564	—	—	1,564
Indirect installment	123,369	428	4	123,801
Home equity	114,069	529	(731)	113,867

Total consumer	261,583	1,042	(1,058)	261,567

Total loans	810,448	2,608	(891)	812,165
Allowance for loan losses	(19,090)	—	—	(19,090)

Net loans	$791,358	$2,608	$(891)	$793,075

	Loan		Deferred	Recorded
December 31, 2010	Balance	Interest Due	Fees / (Costs)	Investment

Owner occupied real estate	$125,883	$442	$26	$126,351
Non owner occupied real estate	136,986	364	87	137,437
Residential spec homes	2,257	4	(2)	2,259
Development & spec land loans	6,439	14	—	6,453
Commercial and industrial	58,336	234	6	58,576

Total commercial	329,901	1,058	117	331,076

Residential mortgage	154,891	592	76	155,559
Residential construction	7,467	13	1	7,481
Mortgage warehouse	123,743	332	—	124,075

Total real estate	286,101	937	77	287,115

Direct installment	23,527	97	(338)	23,286
Direct installment purchased	1,869	—	—	1,869
Indirect installment	128,122	491	7	128,620
Home equity	114,202	563	(708)	114,057

Total consumer	267,720	1,151	(1,039)	267,832

Total loans	883,722	3,146	(845)	886,023
Allowance for loan losses	(19,064)	—	—	(19,064)

Net loans	$864,658	$3,146	$(845)	$866,959

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 — Allowance for Loan Losses

	Three Months Ended
	March 31	March 31
	2011	2010

Balance at beginning of the period	$19,064	$16,015
Loans charged off:
Commercial
Owner occupied real estate	11	65
Non owner occupied real estate	—	288
Residential development	—	—
Development & Spec Land Loans	—	780
Commercial and industrial	50	700

Total commercial	61	1,833
Real estate
Residential mortgage	82	310
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	82	310
Consumer
Direct Installment	185	85
Direct Installment Purchased	—	—
Indirect Installment	455	1,077
Home Equity	977	102

Total consumer	1,617	1,264

Total loans charged-off	1,760	3,407
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	—	—
Non owner occupied real estate	—	—
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	2	—

Total commercial	2	—
Real estate
Residential mortgage	0	1
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	0	1
Consumer
Direct Installment	48	21
Direct Installment Purchased	—	—
Indirect Installment	169	255
Home Equity	19	2

Total consumer	236	278

Total loan recoveries	238	279

Net loans charged-off	1,522	3,128
Provision charged to operating expense	1,548	3,233

Balance at the end of the period	$19,090	$16,120

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

			Mortgage
March 31, 2011 (Unaudited)	Commercial	Real Estate	Warehousing	Consumer	Total Allowance

Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,490	$—	$—	$—	$1,490
Collectively evaluated for impairment	7,119	2,357	1,421	6,703	17,600

Total ending allowance balance	$8,609	$2,357	$1,421	$6,703	$19,090

Loans:
Individually evaluated for impairment	$9,517	$—	$—	$—	$9,517
Collectively evaluated for impairment	327,228	164,819	49,034	261,567	802,648

Total ending loans balance	$336,745	$164,819	$49,034	$261,567	$812,165

			Mortgage
December 31, 2010	Commercial	Real Estate	Warehousing	Consumer	Total Allowance

Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,457	$—	$—	$—	$1,457
Collectively evaluated for impairment	6,097	2,379	1,435	7,696	17,607

Total ending allowance balance	$7,554	$2,379	$1,435	$7,696	$19,064

Loans:
Individually evaluated for impairment	$8,123	$—	$—	$—	$8,123
Collectively evaluated for impairment	322,953	163,040	124,075	267,832	877,900

Total ending loans balance	$331,076	$163,040	$124,075	$267,832	$886,023

Note 5 — Non-performing Assets and Impaired Loans
The following table presents the nonaccrual, loans past due over 90 days still on accrual, and trouble debt restructured (“TDR’s”) by class of loans:

		Loans Past
		Due Over 90	Non		Total Non-
		Days Still	Performing	Performing	Performing
March 31, 2011	Nonaccrual	Accruing	TDR’s	TDR’s	Loans

Commercial
Owner occupied real estate	$2,543	$—	$—	$—	$2,543
Non owner occupied real estate	5,687	—	413	—	6,100
Residential development	16	—	—	—	16
Development & Spec Land Loans	374	—	—	—	374
Commercial and industrial	245	—	150	—	395

Total commercial	8,865	—	563	—	9,428

Real estate
Residential mortgage	4,579	—	703	2,964	8,246
Residential construction	205	—	293	—	498
Mortgage warehouse	—	—	—	—	—

Total real estate	4,784	—	996	2,964	8,744

Consumer
Direct Installment	186	15	—	—	201
Direct Installment Purchased	—	34	—	—	34
Indirect Installment	1,203	8	—	—	1,211
Home Equity	2,321	—	—	173	2,494

Total Consumer	3,710	57	—	173	3,940

Total	$17,359	$57	$1,559	$3,137	$22,112

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Loans Past
		Due Over 90	Non		Total Non-
		Days Still	Performing	Performing	Performing
	Nonaccrual	Accruing	TDR’s	TDR’s	Loans

December 31, 2010
Commercial
Owner occupied real estate	$1,358	$—	$—	$—	$1,358
Non owner occupied real estate	5,439	—	421	—	5,860
Residential development	16	—	—	—	16
Development & Spec Land Loans	250	—	—	—	250
Commercial and industrial	445	—	153	—	598

Total commercial	7,508	—	574	—	8,082

Real estate
Residential mortgage	5,278	222	241	3,380	9,121
Residential construction	205	—	—	—	205
Mortgage warehouse	—	—	—	—	—

Total real estate	5,483	222	241	3,380	9,326

Consumer
Direct Installment	251	23	—	—	274
Direct Installment Purchased	—	5	—	—	5
Indirect Installment	1,328	98	—	—	1,426
Home Equity	2,103	10	37	165	2,315

Total Consumer	3,682	136	37	165	4,020

Total	$16,673	$358	$852	$3,545	$21,428

From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a loan on a non-accrual status when delinquent in excess of 90 days or have had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status.
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The Company’s TDR’s are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2011 the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2011, the Company had $4.7 million in TDR’s and $4.0 million were performing according to the restructured terms. The Company experienced no TDR default for the three months ending March 31, 2011 and one during the twelve months ending December 31, 2010.
The following table presents commercial loans individually evaluated for impairment by class of loans:

			Allowance	Average
	Unpaid		For Loan	Balance in	Interest
	Principal	Recorded	Loss	Impaired	Income
	Balance	Investment	Allocated	Loans	Recognized

March 31, 2011
With no recorded allowance
Commercial
Owner occupied real estate	$1,003	$1,006	$—	$818	$1
Non owner occupied real estate	1,254	1,254	—	1,037	4
Residential development	16	16	—	16	—
Development & Spec Land Loans	124	124	—	83	—
Commercial and industrial	191	191	—	154	—

Total commercial	2,588	2,591	—	2,107	5

With an allowance recorded
Commercial
Owner occupied real estate	1,538	1,537	585	1,141	—
Non owner occupied real estate	4,849	4,888	665	4,884	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	250	250	125	250	—
Commercial and industrial	251	251	115	251	1

Total commercial	6,888	6,926	1,490	6,526	1

Total	$9,476	$9,517	$1,490	$8,633	$6

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

			Allowance	Average
	Unpaid		For Loan	Balance in	Interest
	Principal	Recorded	Loss	Impaired	Income
	Balance	Investment	Allocated	Loans	Recognized

December 31, 2010
With no recorded allowance
Commercial
Owner occupied real estate	$720	$721	$—	$2,434	$19
Non owner occupied real estate	928	929	—	1,195	36
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	770	—
Commercial and industrial	118	118	—	785	—

Total commercial	1,766	1,768	—	5,184	55

With an allowance recorded
Commercial
Owner occupied real estate	639	640	385	68	15
Non owner occupied real estate	4,932	4,970	665	2,677	115
Residential development	16	16	16	7	2
Development & Spec Land Loans	250	250	126	250	—
Commercial and industrial	479	479	265	316	13

Total commercial	6,316	6,355	1,457	3,318	145

Total	$8,082	$8,123	$1,457	$8,502	$200

The following table presents the payment status by class of loans:

	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past
	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total

March 31, 2011
Commercial
Owner occupied real estate	$1,257	$148	$—	$1,405	$124,573	$125,978
Non owner occupied real estate	2,179	157	—	2,336	136,945	139,281
Residential development	—	—	—	—	2,249	2,249
Development & Spec Land Loans	—	—	—	—	8,272	8,272
Commercial and industrial	85	—	—	85	59,782	59,867

Total commercial	3,521	305	—	3,826	331,821	335,647

Real estate
Residential mortgage	937	106	—	1,043	154,654	155,697
Residential construction	—	—	293	293	8,194	8,487
Mortgage warehouse	—	—	—	—	49,034	49,034

Total real estate	937	106	293	1,336	211,882	213,218

Consumer
Direct Installment	93	10	15	118	22,463	22,581
Direct Installment Purchased	34	15	34	83	1,481	1,564
Indirect Installment	1,208	306	8	1,522	121,847	123,369
Home Equity	363	53	—	416	113,653	114,069

Total consumer	1,698	384	57	2,139	259,444	261,583

Total	$6,156	$795	$350	$7,301	$803,147	$810,448

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past
	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total

December 31, 2010
Commercial
Owner occupied real estate	$229	$—	$—	$229	$125,654	$125,883
Non owner occupied real estate	461	—	—	461	136,525	136,986
Residential development	—	—	—	—	2,257	2,257
Development & Spec Land Loans	—	—	—	—	6,439	6,439
Commercial and industrial	74	—	—	74	58,262	58,336

Total commercial	764	—	—	764	329,137	329,901

Real estate
Residential mortgage	317	91	222	630	154,261	154,891
Residential construction	293	—	—	293	7,174	7,467
Mortgage warehouse	—	—	—	—	123,743	123,743

Total real estate	610	91	222	923	285,178	286,101

Consumer
Direct Installment	294	156	23	473	23,054	23,527
Direct Installment Purchased	51	31	5	87	1,782	1,869
Indirect Installment	2,360	433	98	2,891	125,231	128,122
Home Equity	899	218	10	1,127	113,075	114,202

Total consumer	3,604	838	136	4,578	263,142	267,720

Total	$4,978	$929	$358	$6,265	$877,457	$883,722

Horizon Bank’s processes for determining credit quality differ slightly depending on whether a new loan or a renewed loan is being underwritten, or whether an existing loan is re-evaluated for credit quality. The latter usually occurs upon receipt of current financial information or other pertinent data that would trigger a change in the loan grade.
•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure of $500,000 or greater are validated by the Loan Committee, which is chaired by the Chief Operating Officer (COO).
•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the COO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the COO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the COO however, lenders must present their factual information to either the Loan Committee or the COO when recommending an upgrade. One of the requirements for a loan officer to meet the annual bonus criteria is that the loan officer did not have any of his/her loans downgraded by either Internal Loan Review or Bank Regulators to a classified grade; that is, substandard, doubtful or loss.
•	The COO meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.
•	Monthly, Senior Management attends the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, and collateral repossessions. The information reviewed in this meeting acts as a precursor for developing Management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.
For real estate and consumer loans, Horizon uses a grading system based on delinquency. Loans that are 90 days or more past due, on non-accrual, or a troubled debt restructure are graded “Substandard.” After being 90 days delinquent a loan is charged off unless it is well secured and in the process of collection. If the latter case exists, the loan is placed on non-accrual. Occasionally a mortgage loan may be graded as “Special Mention.” When this situation arises, it is because the characteristics of the loan and the borrower fit the definition of a Risk Grade 5 described below, which is normally used for grading commercial loans. Loans not graded Substandard are considered Pass.

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
Risk Grade 2: Good (Pass)
Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities where there is no impediment to liquidation; loans to individuals backed by liquid personal assets and unblemished credit history; or loans to publicly held companies with current long-term debt ratings of Baa or better.
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Risk Grade 5: Special Mention
Loans which possess some credit deficiency or potential weakness which deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) weaknesses are considered “potential,” not “defined,” impairments to the primary source of repayment. These loans may be to borrowers with adverse trends in financial performance, collateral value and/or marketability, or balance sheet strength.
Risk Grade 6:Substandard
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Special
	Pass	Mention	Substandard	Doubtful	Total

March 31, 2011
Commercial
Owner occupied real estate	$94,950	$10,868	$20,160	$—	$125,978
Non owner occupied real estate	119,069	7,096	13,116	—	139,281
Residential development	828	535	886	—	2,249
Development & Spec Land Loans	3,140	119	5,013	—	8,272
Commercial and industrial	48,575	5,181	6,112	—	59,868

Total commercial	266,562	23,799	45,287	—	335,648

Real estate
Residential mortgage	147,450	—	8,247	—	155,697
Residential construction	7,989	—	498	—	8,487
Mortgage warehouse	49,034	—	—	—	49,034

Total real estate	204,473	—	8,745	—	213,218

Consumer
Direct Installment	22,380	—	201	—	22,581
Direct Installment Purchased	1,530	—	34	—	1,564
Indirect Installment	122,158	—	1,211	—	123,369
Home Equity	111,575	—	2,494	—	114,069

Total Consumer	257,643	—	3,940	—	261,583

Total	$728,678	$23,799	$57,972	$—	$810,449

		Special
	Pass	Mention	Substandard	Doubtful	Total

December 31, 2010
Commercial
Owner occupied real estate	$94,722	$13,656	$17,506	$—	$125,883
Non owner occupied real estate	119,041	6,107	11,838	—	136,986
Residential development	834	537	886	—	2,257
Development & Spec Land Loans	4,378	746	1,315	—	6,439
Commercial and industrial	45,831	6,856	5,649	—	58,336

Total commercial	264,805	27,902	37,195	—	329,901

Real estate
Residential mortgage	145,770	—	9,121	—	154,891
Residential construction	7,262	—	205	—	7,467
Mortgage warehouse	123,743	—	—	—	123,743

Total real estate	276,775	—	9,326	—	286,101

Consumer
Direct Installment	23,253	—	274	—	23,527
Direct Installment Purchased	1,864	—	5	—	1,869
Indirect Installment	126,696	—	1,426	—	128,122
Home Equity	111,888	—	2,314	—	114,202

Total Consumer	263,701	—	4,019	—	267,720

Total	$805,281	$27,902	$50,539	$—	$883,722

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 6 — Derivative financial instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.6 million at March 31, 2011. Under these agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2011, the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending activities. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2011, the Company’s fair value hedges were effective and are not expected to have a significant impact the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective, and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $46.8 million at March 31, 2011.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2011, the Company’s fair value of these derivatives was recorded and over the next 12 months is not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	March 31, 2011		March 31, 2011
	Balance Sheet		Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,153	Other liabilities	$1,630
Interest rate contracts	Other Assets	477	Other liabilities	926

Total derivatives designated as hedging instruments		1,630		2,556

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	281	Other liabilities	56

Total derivatives not designated as hedging instruments		281		56

Total derivatives		$1,911		$2,612

	Asset Derivative		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet		Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,388	Other liabilities	$2,039
Interest rate contracts	Other Assets	651	Other liabilities	1,376

Total derivatives designated as hedging instruments		2,039		3,415

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	407	Other liabilities	—

Total derivatives not designated as hedging instruments		407		—

Total derivatives		$2,446		$3,415

The effect of the derivative instruments on the consolidated statement of income for the three month period ended is as follows:

	Amount of Loss Recognized in Other
	Comprehensive Income on Derivative
	(Effective Portion)
	Three Months Ended March 31
Derivative in cash flow	2011	2010
hedging relationship	(Unaudited)	(Unaudited)

Interest rate contracts	$293	$(273)

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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on
		Derivative
		Three Months Ended March 31
Derivative in fair value	Location of gain (loss)	2011	2010
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)

Interest rate contracts	Interest income - loans	$(410)	$403
Interest rate contracts	Interest income - loans	410	(403)

Total		$—	$—

		Amount of Gain (Loss) Recognized on
		Derivative
		Three Months Ended March 31
Derivative not designated	Location of gain (loss)	2011	2010
as hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)

Mortgage contracts	Other income — gain on sale of loans	$634	$237

Total		$634	$237

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
Available-for-sale securities
U.S. Treasury and federal agencies	$17,229	$—	$17,229	$—
State and municipal	144,287	—	144,287	—
Federal agency collateralized mortgage obligations	123,643	—	123,643	—
Federal agency mortgage-backed pools	144,913	—	144,913	—
Private labeled mortgage-backed pools	4,698	—	4,698	—
Corporate notes	586	566	20	—

Total available-for-sale securities	435,356	566	434,790	—

Hedged loans	48,411	—	—	48,411
Forward sale commitments	281	—	—	281
Interest rate swap agreements	(2,556)	—	—	(2,556)
Commitments to originate loans	(56)	—	—	(56)

December 31, 2010
Available-for-sale securities
U.S. Treasury and federal agencies	$25,251	$—	$25,251	$—
State and municipal	131,489	—	131,489	—
Federal agency collateralized mortgage obligations	101,837	—	101,837	—
Federal agency mortgage-backed pools	117,895	—	117,895	—
Private labeled mortgage-backed pools	5,323	—	5,323	—
Corporate notes	549	529	20	—

Total available-for-sale securities	382,344	456	381,815	—

Hedged loans	50,088	—	—	50,088
Forward sale commitments	407	—	—	407
Interest rate swap agreements	(3,415)	—	—	(3,415)
Commitments to originate loans	—	—	—	—
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (Unaudited):

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2010	$50,088	$407	$(3,415)	$—
Total realized and unrealized gains and losses
Included in net income	(410)	(126)	410	(56)
Included in other comprehensive income, gross	—	—	451	—
Purchases, issuances, and settlements	(352)	—	—	—
Principal payments	(915)	—	—	—

Ending balance March 31, 2011	$48,411	$281	$(2,554)	$(56)

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2009	$31,153	$265	$(715)	$(135)
Total realized and unrealized gains and losses
Included in net income	403	141	(403)	97
Included in other comprehensive income, gross	—	—	(420)	—
Purchases, issuances, and settlements	7,991	—	—	—
Principal payments	(216)	—	—	—

Ending balance March 31, 2010	$39,331	$406	$(1,538)	$(38)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Period Ended March 31
Non Interest Income	2011	2010

Total gains and losses from:
Hedged loans	$(410)	$403
Fair value interest rate swap agreements	410	(403)
Derivative loan commitments	634	237

	$634	$237

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
Impaired loans	$11,831	$—	$—	$11,831

December 31, 2010
Impaired loans	$9,919	$—	$—	$9,919
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2011 and December 31, 2010. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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
The estimated fair values of Horizon’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and due from banks	$31,409	$31,409	$15,683	$15,683
Investment securities available for sale	435,356	435,356	382,344	382,344
Investment securities held to maturity	10,632	10,632	9,595	9,595
Loans held for sale	4,962	4,962	18,833	18,833
Loans, net	790,467	794,073	863,813	867,054
Stock in FHLB and FRB	13,664	13,664	13,664	13,664
Interest receivable	6,633	6,633	6,519	6,519

Liabilities
Non-interest bearing deposits	$111,155	$111,155	$107,606	$107,606
Interest-bearing deposits	890,254	865,730	877,892	854,617
Borrowings	224,358	253,398	260,741	289,381
Subordinated debentures	30,607	30,756	30,584	30,734
Interest payable	786	786	781	781
Note 9 — Other Comprehensive Income (Loss)

	Three Months Ended
	March 31	March 31
	2011	2010
	(Unaudited)	(Unaudited)

Unrealized gains on securities:
Unrealized holding gains arising during the period	$725	$434
Less: reclassification adjustment for gains realized in net income	274	—

	451	434
Unrealized gain (loss) on derivative instruments	2,189	(420)

Net unrealized gains	2,640	14
Tax benefit	(924)	(5)

Other comprehensive income	$1,716	$9

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31	December 31
	2011	2010

Unrealized gain on securities available for sale	$7,178	$4,989
Unrealized gain (loss) on derivative instruments	(926)	(1,377)
Tax effect	(2,188)	(1,264)

Total accumulated other comprehensive income	$4,064	$2,348

Note 10 — Future accounting matters
ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company is required to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted the applicable required additional disclosures effective December 31, 2010, and adoption of these additional disclosures did not have a material effect on its financial position or results of operations.
Receivables: In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We are assessing the impact of ASU 2011-02 on our financial condition, results of operations, and disclosures.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward—Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or the “Company”) and Horizon Bank, N.A. (the “Bank”). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Horizon, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will” or similar expressions. Forward-looking statements provide current expectations or forecasts of future events, and although management believes that the expectations reflected in such forward-looking statements are accurate and reasonable, they are not guarantees of future results or performance and actual results may differ materially from those expressed or implied in such forward-looking statements. As a result, undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Form 10-Q.
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
For a discussion of the risks and uncertainties that could cause our actual results to differ materially, see “Item 1A Risk Factors” of Part I of Horizon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Statements in this report should be considered in conjunction with such risk factors and the other information publicly available about Horizon, including the information in the other filings we make with the Securities and Exchange Commission.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Horizon does not undertake, and specifically disclaims any obligation, to publicly release any updates to any forward-looking statement to reflect events or circumstances occurring or arising after the date on which the forward-looking statement is made, or to reflect the occurrence of unanticipated events, except to the extent required by law.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
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
Horizon continues to operate in a challenging economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained at high levels during 2010 and the first three months of 2011. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. The Company’s higher level of non-performing loans at March 31, 2011 and over the past two years can be attributed to the continued slow economy and continued high local unemployment causing lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post positive results through the first three months of 2011.
Following are some highlights of Horizons financial performance through the first quarter of 2011:
•	Horizon’s first quarter 2011 net income was $2.8 million or $.74 diluted earnings per share, a 54.4% increase in net income from the same period in 2010 and the highest first quarter net income in the Company’s history.

•	Total deposits grew to over $1.0 billion at March 31, 2011, a $15.9 million increase from December 31, 2010.

•	Borrowings decreased by $36.4 million in the first quarter of 2011 from December 31, 2010.

•	Net interest income after provisions for loan losses was $9.5 million compared with $7.3 million in the prior year’s first quarter.

•	Total loans decreased during the first quarter as the balance of mortgage warehouse loans decreased $74.7 million from December 31, 2010 as a result of an increase in long term mortgage interest rates.

•	Commercial loans were $335.8 million, up 8% from the first quarter 2010.

•	Residential mortgage loans of $164.2 million at March 31, 2011 rose 21% compared with first quarter 2010, partially reflecting loans acquired in the American Trust acquisition.

•	Investment securities increased during the first quarter of 2011 as excess cash was invested.

•	The Company’s mortgage servicing asset recovered $701,000 of impairment during the first quarter of 2011 as mortgage loan refinancing activity slowed.

•	The provision for loan losses decreased to $1.5 million for the first quarter of 2011 compared to $2.7 million for the fourth quarter of 2010.

•	Horizon’s capital ratios continue to be above the regulatory standards for well-capitalized banks.
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2010 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets and hedge accounting as critical accounting policies.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2011, Horizon had core deposit intangibles of $2.6 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2011 was $27.30 per share compared to a book value of $29.76 per common share. Horizon reported record earnings for the eleventh consecutive year in 2010 and the first quarter of 2011 was the highest first quarter net income in the Company’s history therefore, the Company believes the below book market price relates to an overall decline in the financial industry sector and is not specific to Horizon.
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
And Results of Operations
For the Three Months Ended March 31, 2011
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
And Results of Operations
For the Three Months Ended March 31, 2011
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
Financial Condition
On March 31, 2011, Horizon’s total assets were $1.4 billion, a decrease of $18.5 million from December 31, 2010. Total assets decreased primarily due to the reduction in net loans from the lower balance of mortgage warehouse loans compared to December 31, 2010. The decrease in loans was offset by an increase in investment securities as excess liquidity was reinvested.
Cash and cash equivalents increased during the quarter from the decrease in net loans. The excess liquidity was used to repay borrowing held at December 31, 2010 and increase investment securities. At March 31, 2011, cash and due from banks still included approximately $15.0 million of excess liquidity.
Investment securities were comprised of the following as of:

	March 31, 2011 (Unaudited)		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
U.S. Treasury and federal agencies	$17,017	$17,229	$24,727	$25,251
State and municipal	142,716	144,287	132,380	131,489
Federal agency collateralized mortgage obligations	121,917	123,643	100,106	101,837
Federal agency mortgage-backed pools	141,405	144,913	114,390	117,895
Private labeled mortgage-backed pools	4,545	4,698	5,197	5,323
Corporate notes	590	586	555	549

Total available for sale investment securities	$428,190	$435,356	$377,355	$382,344

Held to maturity, State and Municipal	$10,632	$10,632	$9,595	$9,595

Investment securities increased by approximately $54.0 million compared to the end of 2010. This growth was the result of the Company deploying excess cash held during the first quarter in cash and cash due from banks into investment securities as net loans decreased.
Net loans decreased $73.3 million since December 31, 2010. This decrease was primarily the result a reduction in mortgage warehouse loans of $74.7 million. Horizon’s residential mortgage and consumer loans decreased during the first quarter as new loan production has not completely replaced all of the loan run-off from scheduled amortization and pay-offs however, commercial loans increased $5.7 million during the same period.
Total deposits increased $15.9 million during the first three months of 2011 primarily due to consumer and municipal deposits.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
The Company’s borrowings decreased $36.4 million since December 31, 2010. At March 31, 2011 the Company had $0 short-term federal funds borrowed compared to $31.5 million at December 31, 2010, and this was the primary reason for the reduction in borrowings.
Stockholders’ equity totaled $116.1 million at March 31, 2011 compared to $112.3 million at December 31, 2010. The increase in stockholders’ equity during the period was the result of generating net income and an increase in accumulated other comprehensive income, net of dividends declared. For the three-months ended March 31, 2011, the ratio of average stockholders’ equity to average assets was 8.14% compared to 8.22% for the quarter ending December 31, 2010. Book value per common share at March 31, 2011 increased to $29.76 compared to $28.68 at December 31, 2010.
Results of Operations
Overview
Consolidated net income for the three-month period ended March 31, 2011 was $2.8 million, an increase of 54.4% from the $1.8 million for the same period in 2010. Earnings per common share for the three months ended March 31, 2011 increased to $0.76 basic and $0.74 diluted, compared to $0.44 basic and $0.44 diluted for the same three-month period in 2010. Earnings per share increased $.03 per share in the first quarter of 2011 compared to the same period in 2010 from the reduction in the preferred stock dividend paid due to the repayment of $6.25 million of US Treasury’s Capital Purchase Plan capital during the fourth quarter of 2010. Earnings per share were impacted by $.08 for the three months ending March 31, 2011 and $.11 for the three months ending March 31, 2010 due to the preferred stock dividends and the accretion of the discount on the preferred stock.
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
The reduction in interest rates has influenced the cost of the Company’s interest bearing liabilities more significantly than the reduction in yields received on the Company’s interest earning assets, resulting in an increase of the net interest margin. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.
Net interest income during the three months ended March 31, 2011 was $11.1 million, an increase of $514,000 or 4.9% over the $10.6 million earned during the same period in 2010. Yields on the Company’s interest-earning assets decreased by 43 basis points to 4.93% from 5.36% for the three months ended March 31, 2011 and 2010, respectively. Interest income decreased $701,000 from $16.1 million for the three months ended March 31, 2010 to $15.4 million for the same period in 2011. This decrease was primarily due to a decrease in the yield on new and repriced earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $229.9 million of the Company’s $360.1 million of adjustable rate loans.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
Rates paid on interest-bearing liabilities decreased by 49 basis points for the three months ended March 31, 2011 compared to the same period in 2010 due to the lower interest rate environment. Interest expense decreased $1.2 million from $5.6 million for the three-months ended March 31, 2010 to $4.4 million for the same period in 2011. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yields received on the Company’s interest-earning assets which helped offset the decrease in the Company’s earning assets, the net interest margin increased 2 basis points from 3.55% for the three months ended March 31, 2010 to 3.57% for the same period in 2011.
The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$63,220	$39	0.25%	$68,209	$12	0.07%
Interest-earning deposits	3,180	1	0.13%	4,857	5	0.42%
Investment securities — taxable	301,613	2,460	3.31%	253,848	2,429	3.88%
Investment securities — non-taxable (1)	114,294	1,043	5.07%	112,275	1,081	5.28%
Loans receivable (2)	820,388	11,888	5.88%	811,350	12,605	6.31%

Total interest-earning assets (1)	1,302,695	15,431	4.93%	1,250,539	16,132	5.36%

Noninterest-earning assets
Cash and due from banks	14,596			13,852
Allowance for loan losses	(19,062)			(16,001)
Other assets	100,475			84,904

	$1,398,704			$1,333,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$903,487	$2,337	1.05%	$828,838	$2,763	1.35%
Borrowings	227,472	1,577	2.81%	269,349	2,443	3.68%
Subordinated debentures	34,946	450	5.22%	27,837	373	5.43%

Total interest-bearing liabilities	1,165,905	4,364	1.52%	1,126,024	5,579	2.01%

Noninterest-bearing liabilities
Demand deposits	109,543			82,659
Accrued interest payable and other liabilities	9,382			8,156
Shareholders’ equity	113,874			116,455

	$1,398,704			$1,333,294

Net interest income/spread		$11,067	3.41%		$10,553	3.35%

Net interest income as a percent of average interest earning assets (1)			3.57%			3.55%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the first quarter of 2011, a provision for loan losses of $1.5 million was required to adequately fund the ALLL compared to a provision of $3.2 million for the first quarter of 2010. The 2011 first quarter provision was the lowest since the second quarter of 2008. The provision for the current quarter resulted from losses primarily in the installment loan portfolio as a result of current economic conditions. Commercial loan net charge-offs during the first quarter of 2011 were $59,000, residential mortgage loan net charge-offs were $82,000, and installment loans net charge-offs were $1.4 million. The ALLL balance at March 31, 2011 was $19.1 million or 2.36% of total loans. This compares to an ALLL balance of $19.1 million at December 31, 2010 or 2.11% of total loans and $16.1 million at March 31, 2010 or 1.97% of total loans.
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover losses inherent in the loan portfolio as of March 31, 2011.
Non-performing loans totaled $22.1 million on March 31, 2011, up slightly from $21.4 million on December 31, 2010, and up from $16.3 million on March 31, 2010. As a percentage of total loans non-performing loans were 2.71% on March 31, 2011, up from 2.38% on December 31, 2010. This increase was primarily due to a decrease in total loans. Horizon’s 30 to 89 day loan delinquencies were 0.85% and 0.66% of total loans at March 31, 2011 and December 31, 2010, respectively.
The increase of non-performing loans from the prior quarter was due to higher non-performing commercial loans, partially offset by lower non-performing real estate and consumer loans. Non-performing commercial loans increased from $8.1 million on December 31, 2010 to $9.4 million on March 31, 2011. The increase was due to the addition of eleven non-performing loans with a book value of $1.6 million as of March 31, 2011, partially offset by principal pay downs of $148,000, charge-offs totaling $49,000, and one loan with a balance of $45,000 moved to OREO during the quarter. Real estate non-performing loans decreased from $9.3 million on December 31, 2010 to $8.7 million on March 31, 2011. Consumer non-performing loans decreased from $4.0 million on December 31, 2010 to $3.9 million on March 31, 2011.
Real estate and installment non-performing loans on March 31, 2011 included $1.8 million and $2.0 million, respectively, of loans in bankruptcy. This compares to $1.8 million and $2.3 million on December 31, 2010. These loans are not considered troubled debt restructures (TDR’s) while they are going through bankruptcy, a process that can take six to eighteen months. This is the first decline in this category the Company has experienced in recent years as borrowers are coming out of bankruptcy and after six months of performance are being moved back to performing status. The Company’s experience with bankrupt loans has demonstrated that some debtors continue to make payments during the bankruptcy process, many reaffirm their obligations to the Company when they come out of bankruptcy, and some loans are discharged or restructured by the court. The Company has been accumulating historical data on the performance of loans going through the bankruptcy process and utilizes that data in the calculation of the allowance for loan losses. There were two non-performing loans to commercial borrowers in bankruptcy on March 31, 2011 totaling $120,000.
TDR’s are also included in the non-performing loans total. TDR’s increased from $4.4 million on December 31, 2010 to $4.7 million on March 31, 2011. Of these, $4.0 million were real estate loans, $563,000 were commercial loans, and $173,000 were installment loans. The increase was primarily due to the addition of two mortgage loans during the quarter totaling $362,000. Only $682,000 of TDR’s were on non-accrual as of March 31, 2011.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
Non-accrual loans totaled $17.4 million on March 31, 2011, up from $16.7 million on December 31, 2010, and $14.9 million on March 31, 2010. On March 31, 2011, non-accrual commercial loans to hotel owners totaled $4.4 million and to home builders and land developers were $1.3 million.
Other Real Estate Owned (OREO) totaled $2.3 million on March 31, 2011, down from $2.7 million on December 31, 2010, but up from $2.2 million on March 31, 2010. During the quarter, seven properties with a book value of $913,000 as of December 31, 2010 were sold. Seven properties with a book value of $537,000 on March 31, 2011 were transferred into OREO during the quarter.
On March 31, 2011, OREO was comprised of 17 properties. Of these, five totaling $1.4 million were commercial properties and twelve totaling $914,000 were residential properties. One property with a book value of $1.0 million is under contract to sell with a closing date scheduled in the third quarter. Four other properties with a book value of $235,000 are under contract and are expected to close in April, 2011.
Non-Interest Income
The following is a summary of changes in non-interest income:

	Three Months Ended
	March 31	March 31	Amount	Percent
Non-interest income	2011	2010	Change	Change

Service charges on deposit accounts	$795	$865	$(70)	-8.1%
Wire transfer fees	108	140	(32)	-22.9%
Interchange fees	545	454	91	20.0%
Fiduciary activities	963	995	(32)	-3.2%
Gain (loss) on sale of securities	274	—	274	100.0%
Gain on sale of mortgage loans	533	1,382	(849)	-61.4%
Mortgage servicing net of impairment	764	65	699	1075.4%
Increase in cash surrender value of bank
owned life insurance	205	156	49	31.4%
Other income	127	317	(190)	-59.9%

Total non-interest income	$4,314	$4,374	$(60)	-1.4%

The residential mortgage loan activity during the first quarter of 2011 generated $533,000 of income from the gain on sale of mortgage loans, down $849,000 from the same period in 2010. This decrease was primarily due to less favorable pricing on loans sold as interest rates abruptly increased at the end of the fourth quarter of 2010 negatively impacting gain-on-sale. In addition, during the first quarter competition increased for purchase transactions which drove down pricing and reduced gain. This reduction in gain on sale of mortgage loans was partially offset by $701,000 of impairment recovered on the Company’s mortgage servicing asset. In addition, Horizon incurred a gain on the sale of securities of $274,000 during the first quarter of 2011 as the result of an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. Other income was $190,000 less for the three months ended March 31, 2011 compared to the same period in 2010 as one-time items were included in the 2010 results.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
Non-Interest Expense
The following is a summary of changes in non-interest expense:

	Three Months Ended
	March 31	March 31	Amount	Percent
Non-interest expense	2011	2010	Change	Change

Salaries	$3,748	$3,326	$422	12.7%
Commission and bonuses	497	405	92	22.7%
Employee benefits	1,116	1,067	49	4.6%
Net occupancy expenses	1,081	1,062	19	1.8%
Data processing	407	402	5	1.2%
Professional fees	349	471	(122)	-25.9%
Outside services and consultants	381	365	16	4.4%
Loan expense	762	750	12	1.6%
FDIC deposit insurance	387	388	(1)	-0.3%
Other losses	31	27	4	14.8%
Other expenses	1,499	1,291	208	16.1%

Total non-interest expense	$10,258	$9,554	$704	7.4%

Total other expenses were $704,000 higher in the first quarter of 2011 compared to the first quarter of 2010. Salaries, commissions and bonuses, and employee benefits increased $563,000 compared to the same quarter in 2010. This increase is the result of additional payroll expense from the consolidation of the American Trust & Savings Bank transaction that closed at the end of the second quarter of 2010, the expansion into Portage, Michigan, and annual merit pay increases. Professional fees decreased during the first quarter of 2011 as transaction costs associated with the American Trust & Savings Bank transaction we included in the 2010 results. The increase in other expenses compared to the same period in 2010 included increases primarily in reoccurring items due to higher costs and growth.
Income Taxes
Income tax expense for the first quarter of 2011 was $810,000 compared to $349,000 of tax expense for the first quarter of 2010. The effective tax rate for the first quarter of 2011 was 22.7% compared to 16.3% in 2010. The increase in the effective tax rate is primarily due to higher income before income tax for the first quarter of 2011 compared to the same period in 2010 with a similar level of tax exempt income.
Liquidity
The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds form the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the three months ended March 31, 2011, cash and cash equivalents increased by approximately $15.7 million. The increase was primarily due to the decrease in mortgage warehouse balances. At March 31, 2011, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $295.1 million in unused credit lines with various money center banks, including the FHLB at March 31, 2011 compared to $380.8 million at December 31, 2010 and $324.5 million at March 31, 2010.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months Ended March 31, 2011
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2011. Stockholders’ equity totaled $116.1 million as of March 31, 2011, compared to $112.3 million as of December 31, 2010. For the three-months ended March 31, 2011, the ratio of average stockholders’ equity to average assets was 8.14% compared to 8.22% for the quarter ending December 31, 2010. Horizon’s capital increased during the three months as a result of increased earnings and an increase in accumulated other comprehensive income, net of dividends declared and the amortization of unearned compensation.
Horizon declared dividends in the amount of $0.17 per share during the first three months of 2011 which was the same amount for the same period of 2010. The dividend payout ratio (dividends as a percent of basic earnings per share) was 23.1% and 38.6% for the first three months of 2011 and 2010, respectively. Horizon is a participant in the Capital Purchase Program, which is a program of the TARP established by the United States Department of the Treasury (the “U.S. Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the agreements Horizon entered into as part of the Capital Purchase Program, Horizon is not permitted to increase dividends on its common shares above the amount of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.17 per common share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares issued to the U.S. Treasury pursuant to the Capital Purchase Program have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2010.

HORIZON BANCORP AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
For the Three Months Ended March 31, 2011
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2010 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2010 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2011, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2011, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Three Months Ended March 31, 2011
ITEM 1. LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
As previously reported, on September 2, 2010, Capitol Bancorp and one of its subsidiaries, Michigan Commerce Bank, filed a Verified Complaint in Kalamazoo County Circuit Court, Case No. 2010 — 0300-CK and obtained an ex-parte temporary restraining order in Michigan state court. The Complaint asserted a variety of claims against Horizon and certain ex-employees of Michigan Commerce Bank including, without limitation, breach of contract, tortious interference, misappropriation of trade secretes, and civil conspiracy. The temporary restraining order and preliminary injunction primarily sought to restrain the ex-employees from soliciting or doing business with any of Michigan Commerce Bank’s customers and from using or disclosing any of Michigan Commerce Bank’s confidential information. A hearing on the preliminary injunction was held, and the court dissolved the temporary restraining order and denied the preliminary injunction. After the temporary restraining order was dissolved, Plaintiffs stipulated to the dismissal of all the ex-employees on September 9, 2010, except one. In addition, Capitol Bancorp and Michigan Commerce Bank have amended their complaint to reflect the dismissal of these ex-employees as defendants but have yet to file the amended complaint pending the parties’ settlement discussions.
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
ITEM 1A. RISK FACTORS
No material changes from the factors included in the 2010 Annual Report on Form 10-K
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. (REMOVED AND RESERVED)
Not Applicable

HORIZON BANCORP AND SUBSIDIARIES
Part II — Other Information
For the Three Months Ended March 31, 2011
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

HORIZON BANCORP

Dated: May 12, 2011	/s/ Craig M. Dwight Craig M. Dwight
Chief Executive Officer

Dated: May 12, 2011	/s/ Mark E. Secor Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.
Exhibit

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.