Form 10-Q
period 2011-06-30
HORIZON BANCORP /IN/
filed 2011-08-12
CIK 706129

HORIZON BANCORP
FORM 10-Q
United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,329,576 shares of Common Stock, $.2222 par value, at August 12, 2011.

HORIZON BANCORP
FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30
	2011	December 31
	(Unaudited)	2010

Assets
Cash and due from banks	$20,832	$15,683
Investment securities, available for sale	449,817	382,344
Investment securities, held to maturity	10,632	9,595
Loans held for sale	4,343	18,833
Loans, net of allowance for loan losses of $18,586 and $19,064	820,684	863,813
Premises and equipment	33,255	34,194
Federal Reserve and Federal Home Loan Bank stock	12,390	13,664
Goodwill	5,910	5,910
Other intangible assets	2,515	2,741
Interest receivable	6,778	6,519
Cash value life insurance	27,611	27,195
Other assets	18,970	20,428

Total assets	$1,413,737	$1,400,919

Liabilities
Deposits
Non-interest bearing	$113,747	$107,606
Interest bearing	906,529	877,892

Total deposits	1,020,276	985,498
Borrowings	230,141	260,741
Subordinated debentures	30,630	30,584
Interest payable	705	781
Other liabilities	10,478	11,032

Total liabilities	1,292,230	1,288,636

Commitments and contingent liabilities Stockholders’ Equity
Preferred stock, no par value, $1,000 liquidation value Authorized, 1,000,000 shares Issued 18,750 shares	18,301	18,217
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 3,329,576 and 3,300,659 shares	1,139	1,122
Additional paid-in capital	10,471	10,356
Retained earnings	84,417	80,240
Accumulated other comprehensive income	7,179	2,348

Total stockholders’ equity	121,507	112,283

Total liabilities and stockholders’ equity	$1,413,737	$1,400,919

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Income
Loans receivable	$11,891	$13,212	$23,779	$25,817
Investment securities
Taxable	2,786	2,517	5,286	4,963
Tax exempt	1,035	1,078	2,078	2,159

Total interest income	15,712	16,807	31,143	32,939

Interest Expense
Deposits	2,195	2,706	4,532	5,469
Borrowed funds	1,600	2,338	3,177	4,781
Subordinated debentures	454	395	904	768

Total interest expense	4,249	5,439	8,613	11,018

Net Interest Income	11,463	11,368	22,530	21,921
Provision for loan losses	1,332	3,000	2,880	6,233

Net Interest Income after Provision for Loan Losses	10,131	8,368	19,650	15,688

Other Income
Service charges on deposit accounts	825	964	1,620	1,829
Wire transfer fees	137	185	245	325
Interchange fees	639	560	1,184	1,014
Fiduciary activities	932	1,007	1,895	2,002
Gain on sale of securities	365	131	639	131
Gain on sale of mortgage loans	1,308	1,674	1,841	3,056
Mortgage servicing income net of impairment	99	(97)	863	(32)
Increase in cash surrender value of bank owned life insurance	211	197	416	353
Other income	(68)	302	59	619

Total other income	4,448	4,923	8,762	9,297

Other Expenses
Salaries and employee benefits	5,470	5,190	10,831	9,988
Net occupancy expenses	1,039	979	2,120	2,041
Data processing	494	570	901	972
Professional fees	331	530	680	1,001
Outside services and consultants	386	424	767	789
Loan expense	694	771	1,456	1,521
FDIC insurance expense	303	408	690	796
Other losses	246	10	277	37
Other expenses	1,524	1,302	3,023	2,593

Total other expenses	10,487	10,184	20,745	19,738

Income Before Income Tax	4,092	3,107	7,667	5,247
Income tax expense	999	592	1,809	941

Net Income	3,093	2,515	5,858	4,306
Preferred stock dividend and discount accretion	(277)	(352)	(553)	(704)

Net Income Available to Common Shareholders	$2,816	$2,163	$5,305	$3,602

Basic Earnings Per Share	$0.86	$0.66	$1.61	$1.10
Diluted Earnings Per Share	0.83	0.65	1.57	1.09
See notes to condensed consolidated financial statements

Horizon Bancorp and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income	Total

Balances, December 31, 2010	$18,217	$1,122	$10,356		$80,240	$2,348	$112,283
Net income				$5,858	5,858		5,858

Other comprehensive income, net of tax:
Unrealized gain on securities				5,148		5,148	5,148
Unrealized gain on derivative instruments				(317)		(317)	(317)

Comprehensive income				$10,689

Amortization of unearned compensation			49				49
Issuance of restricted shares		16	(16)
Exercise of stock options		1	54				55
Tax benefit related to stock options			8				8
Stock option expense			20				20
Cash dividends on preferred stock (5.00%)					(469)		(469)
Cash dividends on common stock ($.34 per share)					(1,128)		(1,128)

Accretion of discount on preferred stock	84				(84)		—

Balances, June 30, 2011	$18,301	$1,139	$10,471		$84,417	$7,179	$121,507

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2011	2010
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$5,858	$4,306
Items not requiring (providing) cash
Provision for loan losses	2,880	6,233
Depreciation and amortization	1,227	1,112
Share based compensation	20	12
Mortgage servicing rights impairment	(728)	59
Deferred income tax	—	5
Premium amortization on securities available for sale, net	1,026	764
Gain on sale of investment securities	(639)	(131)
Gain on sale of mortgage loans	(1,841)	(3,056)
Proceeds from sales of loans	109,902	104,014
Loans originated for sale	(108,061)	(101,447)
Increase in cash surrender value of life insurance	(416)	(353)
(Gain) loss on sale of other real estate owned	86	(183)
Net change in
Interest receivable	(259)	(58)
Interest payable	(76)	(120)
Other assets	1,977	655
Other liabilities	(812)	(680)

Net cash provided by operating activities	10,144	11,132

Investing Activities
Purchases of securities available for sale	(108,989)	(92,230)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	49,049	68,839
Purchase of securities held to maturity	(2,437)	(15,332)
Proceeds from maturities of securities held to maturity	1,400	13,032
Proceeds from the sale of Federal Home Loan Bank stock	1,274	—
Net change in loans	50,962	4,929
Proceeds on the sale of OREO and repossessed assets	1,069	3,392
Purchases of premises and equipment	(13)	(1,733)
Purchases and assumption of ATSB	—	3,406

Net cash used in investing activities	(7,685)	(15,697)

Financing Activities
Net change in
Deposits	34,778	(26,731)
Borrowings	(30,554)	(10,628)
Proceeds from issuance of stock	55	110
Tax benefit from issuance of stock	8	70
Dividends paid on common shares	(1,128)	(1,117)
Dividends paid on preferred shares	(469)	(625)

Net cash provided by (used in) financing activities	2,690	(38,921)

Net Change in Cash and Cash Equivalent	5,149	(43,486)
Cash and Cash Equivalents, Beginning of Period	15,683	68,702

Cash and Cash Equivalents, End of Period	$20,832	$25,216

Additional Cash Flows Information
Interest paid	$8,689	$11,137
Income taxes paid	100	180
Transfer of loans to other real estate owned	3,717	4,137
See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 — Accounting Policies
The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2011 and June 30, 2010 are not necessarily indicative of the operating results for the full year of 2011 or 2010. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Basic earnings per share
Net income	$3,093	$2,515	$5,858	$4,306
Less: Preferred stock dividends and accretion of discount	277	352	553	704

Net income available to common shareholders	$2,816	$2,163	$5,305	$3,602

Weighted average common shares outstanding	3,291,833	3,278,392	3,287,258	3,274,327

Basic earnings per share	$0.86	$0.66	$1.61	$1.10

Diluted earnings per share
Net income available to common shareholders	$2,816	$2,163	$5,305	$3,602

Weighted average common shares outstanding	3,291,833	3,278,392	3,287,258	3,274,327
Effect of dilutive securities:
Warrants	73,673	41,250	75,479	26,135
Restricted stock	4,759	12,738	9,806	12,220
Stock options	6,704	1,388	6,915	3,989

Weighted average shares outstanding	3,376,969	3,333,768	3,379,458	3,316,671

Diluted earnings per share	$0.83	$0.65	$1.57	$1.09

At June 30, 2011 and 2010, there were 34,117 shares and 39,000 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

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
Note 2 — Securities
The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011 (Unaudited)	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$19,468	$311	$(9)	$19,770
State and municipal	134,371	4,488	(225)	138,634
Federal agency collateralized mortgage obligations	130,406	3,300	—	133,706
Federal agency mortgage-backed pools	147,936	4,933	(11)	152,858
Private labeled mortgage-backed pools	4,157	126	—	4,283
Corporate notes	569	7	(10)	566

Total available for sale investment securities	$436,907	$13,165	$(255)	$449,817

Held to maturity, State and Municipal	$10,632	$—	$—	$10,632

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Available for sale
U.S. Treasury and federal agencies	$24,727	$643	$(119)	$25,251
State and municipal	132,380	1,511	(2,402)	131,489
Federal agency collateralized mortgage obligations	100,106	1,945	(214)	101,837
Federal agency mortgage-backed pools	114,390	3,865	(360)	117,895
Private labeled mortgage-backed pools	5,197	126	—	5,323
Corporate notes	555	—	(6)	549

Total available for sale investment securities	$377,355	$8,090	$(3,101)	$382,344

Held to maturity, State and Municipal	$9,595	$—	$—	$9,595

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2011, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in U.S. Treasury and federal agencies, securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2011.
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011 (Unaudited)
	Amortized	Fair
	Cost	Value

Available for sale
Within one year	$970	$977
One to five years	26,845	27,834
Five to ten years	56,701	58,432
After ten years	69,892	71,728

	154,408	158,971
Federal agency collateralized mortgage obligations	130,406	133,706
Federal agency mortgage-backed pools	147,936	152,857
Private labeled mortgage-backed pools	4,157	4,283

Total available for sale investment securities	$436,907	$449,817

Held to maturity
Within one year	$10,532	$10,532
One to five years	100	100

Total held to maturity investment securities	$10,632	$10,632

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011 (Unaudited)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$5,048	$(9)	$—	$—	$5,048	$(9)
State and municipal	9,794	(215)	797	(10)	10,591	(225)
Federal agency collateralized mortgage obligations	—	—	—	—	—	—
Federal agency mortgage-backed pools	580	(11)	28	—	608	(11)
Corporate notes	—	(10)	—	—	—	(10)

Total temporarily impaired securities	$15,422	$(245)	$825	$(10)	$16,247	$(255)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$9,881	$(119)	$—	$—	$9,881	$(119)
State and municipal	60,401	(2,370)	568	(32)	60,969	(2,402)
Federal agency collateralized mortgage obligations	21,130	(214)	—	—	21,130	(214)
Federal agency mortgage-backed pools	27,033	(360)	32	—	27,065	(360)
Corporate notes	26	(6)	—	—	26	(6)

Total temporarily impaired securities	$118,471	$(3,069)	$600	$(32)	$119,071	$(3,101)

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010

Sales of securities available for sale (Unaudited)
Proceeds	$8,116	$18,938	$17,390	$18,938
Gross gains	365	135	639	135
Gross losses	—	4	—	4
Note 3 – Loans

	June 30	December 31
	2011 (Unaudited)	2010

Commercial
Working capital and equipment	$157,169	$151,414
Real estate, including agriculture	171,182	167,785
Tax exempt	2,768	2,925
Other	7,320	7,894

Total	338,439	330,018

Real estate
1—4 family	159,608	157,478
Other	4,195	4,957

Total	163,803	162,435

Consumer
Auto	132,683	136,014
Recreation	5,218	6,086
Real estate/home improvement	27,335	29,184
Home equity	91,601	90,580
Unsecured	3,148	3,091
Other	1,986	1,726

Total	261,971	266,681

Mortgage warehouse	75,057	123,743

Total	75,057	123,743

Total loans	839,270	882,877
Allowance for loan losses	(18,586)	(19,064)

Loans, net	$820,684	$863,813

Commercial
Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
affected by conditions in the real estate markets or in the general economy. The properties securing The Company’s commercial real estate portfolio are diverse in terms of property type, which are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow and risk grade criteria. As a general rule, The Company avoids financing single purpose projects, such as churches, schools, restaurants, and golf courses unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.
Real Estate and Consumer
With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
Mortgage Warehousing
Horizon’s mortgage warehouse lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to payoff the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Loan		Deferred	Recorded
June 30, 2011	Balance	Interest Due	Fees / (Costs)	Investment

Owner occupied real estate	$125,398	$384	$20	$125,802
Non owner occupied real estate	141,451	428	86	141,965
Residential spec homes	2,828	3	—	2,831
Development & spec land loans	7,890	30	—	7,920
Commercial and industrial	60,762	193	4	60,959

Total commercial	338,329	1,038	110	339,477

Residential mortgage	154,923	601	50	155,574
Residential construction	8,830	17	—	8,847
Mortgage warehouse	75,057	—	—	75,057

Total real estate	238,810	618	50	239,478

Direct installment	23,378	83	(356)	23,105
Direct installment purchased	1,243	—	—	1,243
Indirect installment	125,533	435	2	125,970
Home equity	112,911	531	(740)	112,702

Total consumer	263,065	1,049	(1,094)	263,020

Total loans	840,204	2,705	(934)	841,975
Allowance for loan losses	(18,586)	—	—	(18,586)

Net loans	$821,618	$2,705	$(934)	$823,389

	Loan		Deferred	Recorded
December 31, 2010	Balance	Interest Due	Fees / (Costs)	Investment

Owner occupied real estate	$125,883	$442	$26	$126,351
Non owner occupied real estate	136,986	364	87	137,437
Residential spec homes	2,257	4	(2)	2,259
Development & spec land loans	6,439	14	—	6,453
Commercial and industrial	58,336	234	6	58,576

Total commercial	329,901	1,058	117	331,076

Residential mortgage	154,891	592	76	155,559
Residential construction	7,467	13	1	7,481
Mortgage warehouse	123,743	332	—	124,075

Total real estate	286,101	937	77	287,115

Direct installment	23,527	97	(338)	23,286
Direct installment purchased	1,869	—	—	1,869
Indirect installment	128,122	491	7	128,620
Home equity	114,202	563	(708)	114,057

Total consumer	267,720	1,151	(1,039)	267,832

Total loans	883,722	3,146	(845)	886,023
Allowance for loan losses	(19,064)	—	—	(19,064)

Net loans	$864,658	$3,146	$(845)	$866,959

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 — Allowance for Loan Losses
The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior one to five years. Management believes the two-year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010

Balance at beginning of the period	$19,090	$16,120	$19,064	$16,015
Loans charged-off:
Commercial
Owner occupied real estate	113	894	124	958
Non owner occupied real estate	114	—	114	288
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	780
Commercial and industrial	160	57	210	757

Total commercial	387	951	448	2,783
Real estate
Residential mortgage	669	287	751	597
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	669	287	751	597
Consumer
Direct Installment	217	254	402	339
Direct Installment Purchased	—	—	—	—
Indirect Installment	331	651	786	1,729
Home Equity	552	766	1,529	868

Total consumer	1,100	1,671	2,717	2,936

Total loans charged-off	2,156	2,909	3,916	6,316
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	18	—	18	—
Non owner occupied real estate	—	—	—	—
Residential development	—	66	—	66
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	3	—	5	—

Total commercial	21	66	23	66
Real estate
Residential mortgage	10	—	10	1
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	10	—	10	1
Consumer
Direct Installment	19	19	67	40
Direct Installment Purchased	—	—	—	—
Indirect Installment	220	244	389	499
Home Equity	50	3	69	5

Total consumer	289	266	525	544

Total loan recoveries	320	332	558	611

Net loans charged-off	1,836	2,577	3,358	5,705
Provision charged to operating expense	1,332	3,000	2,880	6,233

Balance at the end of the period	$18,586	$16,543	$18,586	$16,543

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.
Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.
For all loan portfolio segments except 1-4 family residential properties and consumer, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.
The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 90 days past due, and charge down to the net realizable value when other secured loans are 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

			Mortgage
June 30, 2011 (Unaudited)	Commercial	Real Estate	Warehousing	Consumer	Total Allowance

Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,490	$—	$—	$—	$1,490
Collectively evaluated for impairment	5,588	1,710	1,516	8,282	17,096

Total ending allowance balance	$7,078	$1,710	$1,516	$8,282	$18,586

Loans:
Individually evaluated for impairment	$9,655	$—	$—	$—	$9,655
Collectively evaluated for impairment	329,822	164,421	75,057	263,020	832,320

Total ending loans balance	$339,477	$164,421	$75,057	$263,020	$841,975

			Mortgage
December 31, 2010	Commercial	Real Estate	Warehousing	Consumer	Total Allowance

Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,457	$—	$—	$—	$1,457
Collectively evaluated for impairment	6,097	2,379	1,435	7,696	17,607

Total ending allowance balance	$7,554	$2,379	$1,435	$7,696	$19,064

Loans:
Individually evaluated for impairment	$8,123	$—	$—	$—	$8,123
Collectively evaluated for impairment	322,953	163,040	124,075	267,832	877,900

Total ending loans balance	$331,076	$163,040	$124,075	$267,832	$886,023

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 — Non-performing Assets and Impaired Loans
The following table presents the nonaccrual, loans past due over 90 days still on accrual, and trouble debt restructured (“TDR’s”) by class of loans:

		Loans Past
		Due Over 90	Non		Total Non-
		Days Still	Performing	Performing	Performing
June 30, 2011	Nonaccrual	Accruing	TDR’s	TDR’s	Loans

Commercial
Owner occupied real estate	$2,471	$—	$—	$—	$2,471
Non owner occupied real estate	5,113	—	413	—	5,526
Residential development	—	—	—	—	—
Development & Spec Land Loans	214	—	—	—	214
Commercial and industrial	414	—	147	840	1,401

Total commercial	8,212	—	560	840	9,612

Real estate
Residential mortgage	2,834	—	1,352	2,301	6,487
Residential construction	204	—		293	497
Mortgage warehouse	—	—	—	—	—

Total real estate	3,038	—	1,352	2,594	6,984

Consumer
Direct Installment	274	1	—	—	275
Direct Installment Purchased	—	1	—	—	1
Indirect Installment	1,182	53	—	—	1,235
Home Equity	1,724	—	—	793	2,517

Total Consumer	3,180	55	—	793	4,028

Total	$14,430	$55	$1,912	$4,227	$20,624

		Loans Past
		Due Over 90	Non		Total Non-
		Days Still	Performing	Performing	Performing
December 31, 2010	Nonaccrual	Accruing	TDR’s	TDR’s	Loans

Commercial
Owner occupied real estate	$1,358	$—	$—	$—	$1,358
Non owner occupied real estate	5,439	—	421	—	5,860
Residential development	16	—	—	—	16
Development & Spec Land Loans	250	—	—	—	250
Commercial and industrial	445	—	153	—	598

Total commercial	7,508	—	574	—	8,082

Real estate
Residential mortgage	5,278	222	241	3,380	9,121
Residential construction	205	—	—	—	205
Mortgage warehouse	—	—	—	—	—

Total real estate	5,483	222	241	3,380	9,326

Consumer
Direct Installment	251	23	—	—	274
Direct Installment Purchased	—	5	—	—	5
Indirect Installment	1,328	98	—	—	1,426
Home Equity	2,103	10	37	165	2,315

Total Consumer	3,682	136	37	165	4,020

Total	$16,673	$358	$852	$3,545	$21,428

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when delinquent in excess of 90 days or have had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.
A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.
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
The Company’s TDR’s are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2011 the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2011, the Company had $6.1 million in TDR’s and $4.2 million were performing according to the restructured terms. The Company experienced no TDR default for the three months ending June 30, 2011 and one during the twelve months ending December 31, 2010.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents commercial loans individually evaluated for impairment by class of loans:

				Six Months Ending		Three Months Ending
				Average		Average
	Unpaid		Allowance For	Balance in	Interest	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income	Impaired	Income
June 30, 2011	Balance	Investment	Allocated	Loans	Recognized	Loans	Recognized
With no recorded allowance Commercial
Owner occupied real estate	$1,027	$1,030	$—	$732	$10	$894	$9
Non owner occupied real estate	813	813	—	701	5	851	1
Residential development	—	—	—	13	—	10	—
Development & Spec Land Loans	124	124	—	104	—	124	—
Commercial and industrial	1,067	1,069	—	1,056	6	1,072	6

Total commercial	3,031	3,036	—	2,606	21	2,951	16

With an allowance recorded Commercial
Owner occupied real estate	1,444	1,443	460	1,083	—	1,339	—
Non owner occupied real estate	4,713	4,752	665	4,818	—	4,751	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	90	90	125	223	—	197	—
Commercial and industrial	334	334	240	473	2	444	2

Total commercial	6,581	6,619	1,490	6,597	2	6,731	2

Total	$9,612	$9,655	$1,490	$9,203	$23	$9,682	$18

				Twelve Months Ending
				Average
December 31, 2010	Unpaid		Allowance For	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income
	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance Commercial
Owner occupied real estate	$720	$721	$—	$2,434	$19
Non owner occupied real estate	928	929	—	1,195	36
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	770	—
Commercial and industrial	118	118	—	785	—

Total commercial	1,766	1,768	—	5,184	55

With an allowance recorded Commercial
Owner occupied real estate	639	640	385	68	15
Non owner occupied real estate	4,932	4,970	665	2,677	115
Residential development	16	16	16	7	2
Development & Spec Land Loans	250	250	126	250	—
Commercial and industrial	479	479	265	316	13

Total commercial	6,316	6,355	1,457	3,318	145

Total	$8,082	$8,123	$1,457	$8,502	$200

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loans:

	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past
June 30, 2011	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$363	$—	$—	$363	$125,035	$125,398
Non owner occupied real estate	1,058	13	—	1,071	140,380	141,451
Residential development	—	—	—	—	2,828	2,828
Development & Spec Land Loans	42	—	—	42	7,848	7,890
Commercial and industrial	137	20	—	157	60,605	60,762

Total commercial	1,600	33	—	1,633	336,696	338,329

Real estate
Residential mortgage	540	—	—	540	154,383	154,923
Residential construction	—	—	—	—	8,830	8,830
Mortgage warehouse	—	—	—	—	75,057	75,057

Total real estate	540	—	—	540	238,270	238,810

Consumer
Direct Installment	192	55	1	248	23,130	23,378
Direct Installment Purchased	29	9	1	39	1,204	1,243
Indirect Installment	1,959	215	53	2,227	123,306	125,533
Home Equity	229	42	—	271	112,640	112,911

Total consumer	2,409	321	55	2,785	260,280	263,065

Total	$4,549	$354	$55	$4,958	$835,246	$840,204

	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past
December 31, 2010	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$229	$—	$—	$229	$125,654	$125,883
Non owner occupied real estate	461	—	—	461	136,525	136,986
Residential development	—	—	—	—	2,257	2,257
Development & Spec Land Loans	—	—	—	—	6,439	6,439
Commercial and industrial	74	—	—	74	58,262	58,336

Total commercial	764	—	—	764	329,137	329,901

Real estate
Residential mortgage	317	91	222	630	154,261	154,891
Residential construction	293	—	—	293	7,174	7,467
Mortgage warehouse	—	—	—	—	123,743	123,743

Total real estate	610	91	222	923	285,178	286,101

Consumer
Direct Installment	294	156	23	473	23,054	23,527
Direct Installment Purchased	51	31	5	87	1,782	1,869
Indirect Installment	2,360	433	98	2,891	125,231	128,122
Home Equity	899	218	10	1,127	113,075	114,202

Total consumer	3,604	838	136	4,578	263,142	267,720

Total	$4,978	$929	$358	$6,265	$877,457	$883,722

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.
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
Risk Grade 1: Excellent (Pass)
Loans secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans that are guaranteed or otherwise backed by the full faith and credit of the United States government or an agency thereof, such as the Small Business Administration; or loans to any publicly held company with a current long-term debt rating of A or better.
Risk Grade 2: Good (Pass)
Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five- year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities where there is no impediment to liquidation; loans to individuals backed by liquid personal assets and unblemished credit history; or loans to publicly held companies with current long-term debt ratings of Baa or better.
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
Risk Grade 7: Doubtful
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Special
June 30, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial
Owner occupied real estate	$98,823	$7,659	$18,916	$—	$125,398
Non owner occupied real estate	117,696	9,774	13,981	—	141,451
Residential development	822	535	1,471	—	2,828
Development & Spec Land Loans	3,259	1,046	3,585	—	7,890
Commercial and industrial	49,388	2,574	8,800	—	60,762

Total commercial	269,988	21,588	46,753	—	338,329

Real estate
Residential mortgage	148,436	—	6,487	—	154,923
Residential construction	8,333	—	497	—	8,830
Mortgage warehouse	75,057	—	—	—	75,057

Total real estate	231,826	—	6,984	—	238,810

Consumer
Direct Installment	23,103	—	275	—	23,378
Direct Installment Purchased	1,242	—	1	—	1,243
Indirect Installment	124,298	—	1,235	—	125,533
Home Equity	110,394	—	2,517	—	112,911

Total Consumer	259,037	—	4,028	—	263,065

Total	$760,851	$21,588	$57,765	$—	$840,204

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total

Commercial
Owner occupied real estate	$94,722	$13,656	$17,506	$—	$125,883
Non owner occupied real estate	119,041	6,107	11,838	—	136,986
Residential development	834	537	886	—	2,257
Development & Spec Land Loans	4,378	746	1,315	—	6,439
Commercial and industrial	45,831	6,856	5,649	—	58,336

Total commercial	264,805	27,902	37,195	—	329,901

Real estate
Residential mortgage	145,770	—	9,121	—	154,891
Residential construction	7,262	—	205	—	7,467
Mortgage warehouse	123,743	—	—	—	123,743

Total real estate	276,775	—	9,326	—	286,101

Consumer
Direct Installment	23,253	—	274	—	23,527
Direct Installment Purchased	1,864	—	5	—	1,869
Indirect Installment	126,696	—	1,426	—	128,122
Home Equity	111,888	—	2,314	—	114,202

Total Consumer	263,701	—	4,019	—	267,720

Total	$805,281	$27,902	$50,539	$—	$883,722

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 6 – Derivative financial instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.6 million at June 30, 2011. Under these agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2011, the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending activities. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2011, the Company’s fair value hedges were effective and are not expected to have a significant impact the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective, and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $47.6 million at June 30, 2011.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2011, the Company’s fair value of these derivatives was recorded and over the next 12 months is not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	June 30, 2011		June 30, 2011
	Balance Sheet		Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,128	Other liabilities	$1,980
Interest rate contracts	Other Assets	852	Other liabilities	1,865

Total derivatives designated as hedging instruments		1,980		3,845

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	455	Other liabilities	64

Total derivatives not designated as hedging instruments		455		64

Total derivatives		$2,435		$3,909

	Asset Derivative		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet		Balance Sheet
Derivatives designated as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate contracts	Loans	$1,388	Other liabilities	$2,039
Interest rate contracts	Other Assets	651	Other liabilities	1,376
Total derivatives designated as hedging instruments		2,039		3,415

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	407	Other liabilities	—

Total derivatives not designated as hedging instruments		407		—

Total derivatives		$2,446		$3,415

The effect of the derivative instruments on the consolidated statement of income for the three-month period ended is as follows:

	Amount of Loss Recognized in		Amount of Loss Recognized in
	Other Comprehensive Income on		Other Comprehensive Income on
	Derivative (Effective Portion)		Derivative (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30
Derivative in cash flow	2011	2010	2011	2010
hedging relationship	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest rate contracts	$(611)	$(1,421)	$(318)	$(1,694)
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

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized on Derivative		Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
	Location of gain (loss)	2011	2010	2011	2010
Derivative in fair value hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)

Interest rate contracts	Interest income - loans	$351	$810	$(59)	$1,213
Interest rate contracts	Interest income - loans	(351)	(810)	59	(1,213)

Total		$—	$—	$—	$—

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized on Derivative		Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
	Location of gain (loss)	2011	2010	2011	2010
Derivative not designated as hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)

Mortgage contracts	Other income - gain on sale of loans	$165	$362	$799	$600

Total		$165	$362	$799	$600

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
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include United States Department of the Treasury (“U.S. Treasury”) and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage-backed pools, and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011
Available-for-sale securities
U.S. Treasury and federal agencies	$19,770	$—	$19,770	$—
State and municipal	138,634	—	138,634	—
Federal agency collateralized mortgage obligations	133,706	—	133,706	—
Federal agency mortgage-backed pools	152,858	—	152,858	—
Private labeled mortgage-backed pools	4,283	—	4,283	—
Corporate notes	566	547	20	—

Total available-for-sale securities	449,817	547	449,271	—

Hedged loans	49,618	—	—	49,618
Forward sale commitments	455	—	—	455
Interest rate swap agreements	(3,846)	—	—	(3,846)
Commitments to originate loans	(64)	—	—	(64)

December 31, 2010
Available-for-sale securities
U.S. Treasury and federal agencies	$25,251	$—	$25,251	$—
State and municipal	131,489	—	131,489	—
Federal agency collateralized mortgage obligations	101,837	—	101,837	—
Federal agency mortgage-backed pools	117,895	—	117,895	—
Private labeled mortgage-backed pools	5,323	—	5,323	—
Corporate notes	549	456	20	—

Total available-for-sale securities	382,344	456	381,815	—

Hedged loans	50,088	—	—	50,088
Forward sale commitments	407	—	—	407
Interest rate swap agreements	(3,415)	—	—	(3,415)
Commitments to originate loans	—	—	—	—
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (Unaudited):

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2010	$50,088	$407	$(3,415)	$—
Total realized and unrealized gains and losses
Included in net income	(410)	(126)	410	(56)
Included in other comprehensive income, gross	—	—	451	—
Purchases, issuances, and settlements	(352)	—	—	—
Principal payments	(915)	—	—	—

Ending balance March 31, 2011	48,411	281	(2,554)	(56)
Total realized and unrealized gains and losses
Included in net income	351	174	(351)	(8)
Included in other comprehensive income, gross	—	—	(941)	—
Purchases, issuances, and settlements	1,200	—	—	—
Principal payments	(344)	—	—	—

Ending balance June 30, 2011	$49,618	$455	$(3,846)	$(64)

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans

Beginning balance December 31, 2009	$31,153	$265	$(715)	$(135)
Total realized and unrealized gains and losses
Included in net income	403	141	(403)	97
Included in other comprehensive income, gross	—	—	(420)	—
Purchases, issuances, and settlements	7,991	—	—	—
Principal payments	(216)	—	—	—

Ending balance March 31, 2010	39,331	406	(1,538)	(38)
Total realized and unrealized gains and losses
Included in net income	810	324	(810)	38
Included in other comprehensive income, gross	—	—	(2,186)	—
Purchases, issuances, and settlements	4,041	—	—	—
Principal payments	(284)	—	—	—

Ending balance June 30, 2010	$43,898	$730	$(4,534)	$—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Period Ended June 30
Non Interest Income	2011	2010

Total gains and losses from:
Hedged loans	$351	$403
Fair value interest rate swap agreements	(351)	(403)
Derivative loan commitments	165	237

	$165	$237

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011
Impaired loans	$9,612	$—	$—	$9,612

December 31, 2010
Impaired loans	$9,919	$—	$—	$9,919
Impaired (collateral dependent): Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property, including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third-party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals net of estimated costs to sell.
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2011 and December 31, 2010. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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
The estimated fair values of Horizon’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and due from banks	$20,832	$20,832	$15,683	$15,683
Investment securities available for sale	449,817	449,817	382,344	382,344
Investment securities held to maturity	10,632	10,632	9,595	9,595
Loans held for sale	4,343	4,343	18,833	18,833
Loans, net	820,684	825,994	863,813	867,054
Stock in FHLB and FRB	12,390	12,390	13,664	13,664
Interest receivable	6,778	6,778	6,519	6,519

Liabilities
Non-interest bearing deposits	$113,747	$113,747	$107,606	$107,606
Interest-bearing deposits	906,529	884,277	877,892	854,617
Borrowings	230,141	260,919	260,741	289,381
Subordinated debentures	30,630	30,902	30,584	30,734
Interest payable	705	705	781	781

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 9 – Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Unrealized gains on securities:
Unrealized holding gains arising during the period	$(574)	$(420)	$151	$1,380
Less: reclassification adjustment for gains realized in net income	365	131	639	131

	(939)	(551)	(488)	1,249
Unrealized gain (loss) on derivative instruments	5,731	(2,535)	7,920	(2,608)

Net unrealized gains	4,792	(3,086)	7,432	(1,359)
Tax benefit	(1,677)	1,080	(2,601)	476

Other comprehensive income	$3,115	$(2,006)	$4,831	$(883)

	June 30	December 31
	2011	2010

Unrealized gain on securities available for sale	$12,910	$4,989
Unrealized gain (loss) on derivative instruments	(1,866)	(1,377)
Tax effect	(3,865)	(1,264)

Total accumulated other comprehensive income	$7,179	$2,348

Note 10 – Future accounting matters
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
ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.
ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of

HORIZON BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)
comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.
The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to this pronouncement only recently announced, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.
Note 11 – Subsequent Events
On July 29, 2011, the U.S. Treasury preliminarily approved Horizon’s application for participation in the Small Business Lending Fund by issuing $12.5 million of a new series of preferred stock to the U.S. Treasury Department. The SBLF, which is part of the Small Business Jobs Act of 2010, provides incentives for participating banks to increase small business lending. Horizon intends to use the proceeds from the SBLF investment, together with Horizon’s available funds, to redeem in full the remaining $18.75 million of outstanding preferred stock Horizon issued to the U.S Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Horizon expects to close on the repurchase of the preferred stock before August 31, 2011. A binding obligation and final approval of Horizon’s application for the SBLF funds will not arise until a Stock Purchase Agreement is executed by the U.S. Treasury and Horizon. The execution of the Stock Purchase Agreement and the transfer of the funds by the U.S. Treasury are subject to, in the U.S. Treasury’s sole discretion, due diligence and the satisfaction of the closing conditions set forth in the Stock Purchase Agreement, including the absence of any material adverse changes in Horizon’s business, results of operation or condition (financial or otherwise).

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward—Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or the “Company”) and Horizon Bank, N.A. (the “Bank”). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Statements in this report should be considered in conjunction with the other information available about Horizon, including the information in the other filings we make with the Securities and Exchange Commission. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.
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
Additional risks and uncertainties that could cause actual results to differ materially include risk factors relating to the banking industry and the other factors detailed from time to time in Horizon’s reports filed with the Securities and Exchange Commission, including those described in Item 1A “Risk Factors” of Part I of Horizon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in Item 1A “Risk Factors” of Part II of this Form 10-Q for the quarter ended June 30, 2011. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this report. Horizon does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
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
Horizon continues to operate in a challenging economic environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained at high levels during 2010 and the first six months of 2011. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued slowdown in the housing industry. The Company’s higher than historical levels of non-performing loans at June 30, 2011 and over the past two years can be attributed to the continued slow economy and continued high local unemployment causing lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post positive results through the first six months of 2011.
Following are some highlights of Horizons financial performance through the second quarter of 2011:
•	Horizon’s second quarter 2011 net income was $3.1 million or $.83 diluted earnings per share, a 23.0% increase in net income from the same period in 2010 and the highest second quarter net income in the Company’s history.

•	Horizon’s net income for the first half of 2011 was $5.9 million or $1.57 diluted earnings per share, a 36.0% increase in net income from the same period in 2010 and the highest first half net income in the Company’s history.

•	Total deposits surpassed $1.0 billion at June 30, 2011 and increased $34.8 million from December 31, 2010.

•	Borrowings decreased by $30.6 million since December 31, 2010.

•	Net interest income, after provisions for loan losses, during the six months of 2011 was $19.7 million compared with $15.7 million for the same period in the prior year.

•	Horizon’s non-performing loans decreased by 6.7% in the second quarter of 2011 compared to the first quarter of 2011.

•	The provision for loan losses decreased to $2.9 million for the first six months of 2011 compared to $6.2 million for the same period in 2010.

•	The Company’s mortgage servicing asset recovered $728,000 of impairment during the first six months of 2011 as mortgage loan refinancing activity slowed.

•	Horizon’s tangible book value per share rose to $28.76 compared with $25.39 at the close of the second quarter of 2010.

•	Horizon’s capital ratios, including Tier 1 Capital to total risk weighted assets of 13.61%, continue to be well above the regulatory standards for well-capitalized banks.
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
And Results of Operations
For the Three and Six Months Ended June 30, 2011
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2011, Horizon had core deposit intangibles of $2.5 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2011 was $26.90 per share compared to a book value of $31.32 per common share. Horizon reported record earnings for the eleventh consecutive year in 2010 and the first six months of 2011 were the highest first six months of net income in the Company’s history, therefore, the Company believes the below book market price relates to an overall decline in the financial industry sector and is not specific to Horizon.
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
And Results of Operations
For the Three and Six Months Ended June 30, 2011
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
And Results of Operations
For the Three and Six Months Ended June 30, 2011
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
Financial Condition
On June 30, 2011, Horizon’s total assets were $1.4 billion, an increase of $12.8 million from December 31, 2010. Total assets increased primarily due to the increase in investment securities as excess liquidity was reinvested, offset by the reduction in net loans from the lower balance of mortgage warehouse loans compared to December 31, 2010.
Cash and cash equivalents increased during the period from the decrease in net loans and an increase in total deposits. The excess liquidity was used to repay borrowings held at December 31, 2010 and increase investment securities. However, at June 30, 2011, all excess cash and due from banks had been reinvested.
Investment securities were comprised of the following as of:

	June 30, 2011 (Unaudited)		December 31, 2010

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
U.S. Treasury and federal agencies	$19,468	$19,770	$24,727	$25,251
State and municipal	134,371	138,634	132,380	131,489
Federal agency collateralized mortgage obligations	130,406	133,706	100,106	101,837
Federal agency mortgage-backed pools	147,936	152,858	114,390	117,895
Private labeled mortgage-backed pools	4,157	4,283	5,197	5,323
Corporate notes	569	566	555	549

Total available for sale investment securities	$436,907	$449,817	$377,355	$382,344

Held to maturity, State and Municipal	$10,632	$10,632	$9,595	$9,595

Investment securities increased by approximately $67.4 million compared to the end of 2010. This growth was the result of the Company deploying excess cash held during the first six months in cash and cash due from banks into investment securities as net loans decreased.
Net loans decreased $43.1 million since December 31, 2010. This decrease was primarily the result of a reduction in mortgage warehouse loans of $48.7 million. Horizon’s consumer loans decreased during the first six months of 2011 as new loan production has not completely replaced all of the loan run-off from scheduled amortization and pay-offs, however, commercial loans increased $8.4 million and residential mortgage loans increased $1.4 million during the same period.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
Total deposits increased $34.8 million during the first six months of 2011 primarily due to consumer and municipal deposits.
The Company’s borrowings decreased $30.6 million since December 31, 2010. At June 30, 2011 the Company had $7.0 million in short-term federal funds borrowed compared to $31.5 million at December 31, 2010, and this was the primary reason for the reduction in borrowings.
Stockholders’ equity totaled $121.5 million at June 30, 2011 compared to $112.3 million at December 31, 2010. The increase in stockholders’ equity during the period was the result of generating net income and an increase in accumulated other comprehensive income, net of dividends declared. At June 30, 2011, the ratio of average stockholders’ equity to average assets was 8.51% compared to 8.22% for December 31, 2010. Book value per common share at June 30, 2011 increased to $31.32 compared to $28.68 at December 31, 2010.
Results of Operations
Overview
Consolidated net income for the three-month period ended June 30, 2011 was $3.1 million, an increase of 23.0% from the $2.5 million for the same period in 2010. Earnings per common share for the three months ended June 30, 2011 increased to $0.86 basic and $0.83 diluted, compared to $0.66 basic and $0.65 diluted for the same three-month period in 2010. Earnings per share increased $.03 per share in the second quarter of 2011 compared to the same period in 2010 from the reduction in the preferred stock dividend paid due to the repayment of $6.25 million of U.S. Treasury’s Capital Purchase Plan capital during the fourth quarter of 2010. Earnings per share were impacted by $.08 for the three months ending June 30, 2011 and $.11 for the three months ending June 30, 2010 due to the preferred stock dividends and the accretion of the discount on the preferred stock.
Consolidated net income for the six-month period ended June 30, 2011 was $5.9 million, an increase of 36.0% from the $4.3 million for the same period in 2010. Earnings per common share for the six months ended June 30, 2011 increased to $1.61 basic and $1.57 diluted, compared to $1.10 basic and $1.09 diluted for the same six-month period in 2010. Earnings per share increased $.06 per share during the first six months of 2011 compared to the same period in 2010 from the reduction in the preferred stock dividend paid due to the repayment of $6.25 million of U.S. Treasury’s Capital Purchase Plan capital during the fourth quarter of 2010. Earnings per share were impacted by $.16 for the six months ending June 30, 2011 and $.22 for the six months ending June 30, 2010 due to the preferred stock dividends and the accretion of the discount on the preferred stock.
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
The reduction in interest rates has influenced the yields received on the Company’s interest earning assets more significantly than the reduction in the cost of the Company’s interest bearing liabilities, resulting in a decrease of the net interest margin. Management believes that the current level of interest rates is driven by

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.
Net interest income during the three months ended June 30, 2011 was $11.5 million, an increase of $95,000 over the $11.4 million earned during the same period in 2010. Yields on the Company’s interest-earning assets decreased by 53 basis points to 4.98% from 5.51% for the three months ended June 30, 2011 and 2010, respectively. Interest income decreased $1.1 million from $16.8 million for the three months ended June 30, 2010 to $15.7 million for the same period in 2011. This decrease was primarily due to a decrease in the yield on new and repriced earning assets but partially offset by an increase in interest earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $256.1 million of the Company’s $388.7 million of adjustable rate loans.
Rates paid on interest-bearing liabilities decreased by 44 basis points for the three months ended June 30, 2011 compared to the same period in 2010 due to the lower interest rate environment. Interest expense decreased $1.2 million from $5.4 million for the three-months ended June 30, 2010 to $4.2 million for the same period in 2011. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities partially offset with a higher volume of interest bearing liabilities. Due to a more significant decrease in the yields received on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities the net interest margin decreased 11 basis points from 3.78% for the three months ended June 30, 2010 to 3.67% for the same period in 2011.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$14,529	$5	0.14%	$10,968	$4	0.15%
Interest-earning deposits	8,333	5	0.24%	6,988	4	0.23%
Investment securities — taxable	351,596	2,776	3.17%	283,883	2,509	3.54%
Investment securities — non-taxable (1)	112,279	1,035	5.28%	110,940	1,078	5.73%
Loans receivable (2)	814,581	11,891	5.86%	849,296	13,212	6.25%

Total interest-earning assets (1)	1,301,318	15,712	4.98%	1,262,075	16,807	5.51%

Noninterest-earning assets
Cash and due from banks	15,476			14,904
Allowance for loan losses	(19,089)			(16,723)
Other assets	96,056			92,376

	$1,393,761			$1,352,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$893,836	$2,195	0.98%	$840,647	$2,706	1.29%
Borrowings	224,864	1,600	2.85%	264,964	2,338	3.54%
Subordinated debentures	31,446	454	5.79%	30,181	395	5.25%

Total interest-bearing liabilities	1,150,146	4,249	1.48%	1,135,792	5,439	1.92%

Noninterest-bearing liabilities
Demand deposits	115,659			90,301
Accrued interest payable and other liabilities	9,297			9,216
Shareholders’ equity	118,659			117,323

	$1,393,761			$1,352,632

Net interest income/spread		$11,463	3.50%		$11,368	3.59%

Net interest income as a percent of average interest earning assets (1)			3.67%			3.78%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
Net interest income during the six months ended June 30, 2011 was $22.5 million, an increase of $609,000 over the $21.9 million earned during the same period in 2010. Yields on the Company’s interest-earning assets decreased by 48 basis points to 4.95% for the six months ended June 30, 2011 from 5.43% for the same period in 2010. Interest income decreased $1.8 million from $32.9 million for the six months ended June 30, 2010 to $31.1 million for the same period in 2011. This decrease was due to the reduction in the yield on interest earning assets offset by an increase in interest earning assets.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
Rates paid on interest-bearing liabilities decreased by 46 basis points for the six months ended June 30, 2011 compared to the same period in 2010 due to the lower interest rate environment. Interest expense decreased $2.4 million from $11.0 million for the six-months ended June 30, 2010 to $8.6 million for the same period in 2011. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities partially offset with a higher volume of interest bearing liabilities. Due to a more significant decrease in the yields received on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities the net interest margin decreased 4 basis points from 3.66% for the six months ended June 30, 2010 to 3.62% for the same period in 2011.
The following are the average balance sheets for the six months ending:

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$38,740	$44	0.23%	$39,431	$13	0.07%
Interest-earning deposits	5,771	6	0.21%	5,928	38	1.29%
Investment securities — taxable	326,790	5,236	3.23%	268,949	4,912	3.68%
Investment securities — non-taxable (1)	113,281	2,078	5.07%	111,604	2,159	5.42%
Loans receivable (2)	817,468	23,779	5.88%	830,429	25,817	6.28%

Total interest-earning assets (1)	1,302,050	31,143	4.95%	1,256,341	32,939	5.43%

Noninterest-earning assets
Cash and due from banks	15,039			14,381
Allowance for loan losses	(19,077)			(16,365)
Other assets	96,513			88,667

	$1,394,525			$1,343,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$898,635	$4,532	1.02%	$834,775	$5,469	1.32%
Borrowings	226,161	3,177	2.83%	267,145	4,781	3.61%
Subordinated debentures	31,446	904	5.80%	29,015	768	5.34%

Total interest-bearing liabilities	1,156,242	8,613	1.50%	1,130,935	11,018	1.96%

Noninterest-bearing liabilities
Demand deposits	112,618			86,501
Accrued interest payable and other liabilities	9,390			8,822
Shareholders’ equity	116,275			116,766

	$1,394,525			$1,343,024

Net interest income/spread		$22,530	3.45%		$21,921	3.46%

Net interest income as a percent of average interest earning assets (1)			3.62%			3.66%

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the second quarter of 2011, a provision for loan losses of $1.3 million was required to adequately fund the ALLL compared to a provision of $3.0 million for the second quarter of 2010. The 2011 second quarter provision was the lowest since the first quarter of 2008. The provision for the current quarter resulted from losses primarily in the commercial and installment loan portfolios as a result of current economic conditions. Commercial loan net charge-offs during the second quarter of 2011 were $366,000, residential mortgage loan net charge-offs were $659,000, and installment loans net charge-offs were $811,000. Due to the use of specific reserves for a portion of the charge offs during both during the three months and six months ending June 30, 2011, the ALLL decreased. The ALLL balance at June 30, 2011 was $18.6 million or 2.20% of total loans. This compares to an ALLL balance of $19.1 million at December 31, 2010 or 2.11% of total loans and $16.5 million at June 30, 2010 or 1.77% of total loans.
For the six months ended June 30, 2011, the provision for loan losses totaled $2.9 million compared to $6.2 million in the prior year for the same period. Commercial loan net charge-offs during the first six months of 2011 were $425,000, real estate loan net charge-offs were $741,000, and installment loan net charge-offs were $2.2 million. The $2.2 million in installment loan net charge-offs were comprised of $397,000 of indirect automobile loans, $854,000 of home equity lines, and $941,000 primarily of direct home equity installment loans.
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover losses inherent in the loan portfolio as of June 30, 2011.
Non-performing loans totaled $20.6 million on June 30, 2011, down from $22.1 million on March 31, 2011, and from $21.2 million on June 30, 2010. As a percentage of total loans non-performing loans were 2.44% on June 30, 2011, down from 2.71% on March 31, 2011, but up from 2.26% on June 30, 2010. The increase from a year ago was due to a decrease in total loans.
The decrease of non-performing loans from the prior quarter was primarily due to lower non-performing mortgage loans, partially offset by higher non-performing installment and commercial loans. Non-performing mortgage loans declined from $8.7 million at March 31, 2011, to $7.0 million on June 30, 2011. This decrease was primarily due to $2.7 million of loans moving to OREO during the quarter. It was also reduced by $384,000 for a loan brought current and $659,000 of charge-offs. These reductions were partially offset by the addition of $2.1 million of mortgage loans to non-performing status.
Non-performing installment loans increased from $3.9 million on March 31, 2011 to $4.0 million during the quarter. Non-performing commercial loans increased from $9.4 million on March 31, 2011 to $9.6 million on June 30, 2011.
Real estate and installment non-performing loans on June 30, 2011 include $1.7 million and $2.7 million, respectively, of loans in bankruptcy. This compares to $1.8 million and $2.0 million on March 31, 2011. These loans are not considered troubled debt restructures (TDRs) while they are going through bankruptcy, a process that can take six to eighteen months. The Company’s experience with loans in bankruptcy has demonstrated that some debtors continue to make payments during the bankruptcy process, many reaffirm their obligations to the Company when they come out of bankruptcy, and some loans are discharged or restructured by the court.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
TDRs are also included in total non-performing loans. TDRs increased from $4.7 million on March 31, 2011 to $6.1 million on June 30, 2011. Of these, $3.9 million were mortgage loans, $1.4 million were commercial loans, and $793,000 were consumer installment loans. The increase was primarily due to the addition of one commercial loan to a developer totaling $841,000 and a mortgage and second mortgage to one individual totaling $1.1 million. The commercial loan did not increase the total non-performing loans since it was comprised of the refinancing of several previously non-performing commercial loans.
Non-accrual loans totaled $14.4 million on June 30, 2011, down from $17.4 million on March 31, 2011, and $17.7 million on June 30, 2010. On June 30, 2011, non-accrual commercial loans were the largest component at $8.2 million. Non-accrual commercial loans to hotel owners totaled $4.3 million, with no other group over $1.0 million. Loans 90 days delinquent but still on accrual totaled $55,000 on June 30, 2011, similar to $57,000 on March 31, 2011, and down from $77,000 on June 30, 2010. Horizon’s policy is to place loans over 90 days delinquent on non-accrual status unless they are in the process of collection and a full recovery is expected.
Other Real Estate Owned (OREO) totaled $4.1 million on June 30, 2011, up from $2.3 million on March 31, 2011, and $2.9 million on June 30, 2010. During the quarter five properties with a book value of $477,000 as of March 31, 2010 were sold. Seventeen properties with a book value of $2.4 million on June 30, 2011 were transferred to OREO status during the quarter. On June 30, 2011, OREO was comprised of 28 properties. Of these, five totaling $1.6 million were commercial properties and 23 totaling $2.5 million were residential real estate.
Non-Interest Income
The following is a summary of changes in non-interest income:

	Three Months Ended
	June 30	June 30	Amount	Percent
Non-interest income	2011	2010	Change	Change

Service charges on deposit accounts	$825	$964	$(139)	-14.4%
Wire transfer fees	137	185	(48)	-25.9%
Interchange fees	639	560	79	14.1%
Fiduciary activities	932	1,007	(75)	-7.4%
Gain (loss) on sale of securities	365	131	234	100.0%
Gain on sale of mortgage loans	1,308	1,674	(366)	-21.9%
Mortgage servicing net of impairment	99	(97)	196	-202.1%
Increase in cash surrender value of bank owned life insurance	211	197	14	7.1%
Other income	(68)	302	(370)	-122.5%

Total non-interest income	$4,448	$4,923	$(475)	-9.6%

Service charges on deposit accounts were $139,000 lower during the second quarter of 2011 compared to the same period in 2010 due to the regulatory changes on overdraft fees. The residential mortgage loan activity during the second quarter of 2011 generated $1.3 million of income from the gain on sale of mortgage loans, down $366,000 from the same period in 2010. This decrease was primarily due to less favorable pricing on loans sold. In addition, competition has increased for purchase transactions which drove down pricing and reduced gain. Horizon also incurred a gain on the sale of securities of $365,000 during the second quarter of 2011 as the result of restructuring a portion of the investment portfolio. Other income was $370,000 less for the three months ended June 30, 2011 compared to the same period in 2010 as OREO losses were included in 2011 and one-time income items were included in the 2010 results.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011

	Six Months Ended
	June 30	June 30	Amount	Percent
Non-interest income	2011	2010	Change	Change

Service charges on deposit accounts	$1,620	$1,829	$(209)	-11.4%
Wire transfer fees	245	325	(80)	-24.6%
Interchange fees	1,184	1,014	170	16.8%
Fiduciary activities	1,895	2,002	(107)	-5.3%
Gain (loss) on sale of securities	639	131	508	387.8%
Gain on sale of mortgage loans	1,841	3,056	(1,215)	-39.8%
Mortgage servicing net of impairment	863	(32)	895	-2796.9%
Increase in cash surrender value of bank owned life insurance	416	353	63	17.8%
Other income	59	619	(560)	-90.5%

Total non-interest income	$8,762	$9,297	$(535)	-5.8%

Service charges on deposit accounts were $209,000 lower during the first six months of 2011 compared to the same period in 2010 due to the regulatory changes on overdraft fees. Interchange fees increase $170,000 during the first half of 2011 compared to the same period of 2010 due to increased activity. The residential mortgage loan activity during the first six months of 2011 generated $1.8 million of income from the gain on sale of mortgage loans, down $1.2 million from the same period in 2010. This decrease was primarily due to less favorable pricing on loans sold as interest rates abruptly increased at the end of the fourth quarter of 2010 negatively impacting gain-on-sale. In addition competition increased for purchase transactions which drove down pricing and reduced gain. This reduction in gain on sale of mortgage loans was partially offset by $728,000 of impairment recovered on the Company’s mortgage servicing asset. In addition, Horizon incurred a gain on the sale of securities of $639,000 during the first half of 2011 as the result of an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings and the result of restructuring a portion of the investment portfolio. Other income was $560,000 less for the six months ended June 30, 2011 compared to the same period in 2010 as OREO losses were included in 2011 and one-time income items were included in the 2010 results.
Non-Interest Expense
The following is a summary of changes in non-interest expense:

	Three Months Ended
	June 30	June 30	Amount	Percent
Non-interest expense	2011	2010	Change	Change

Salaries	$3,786	$3,612	$174	4.8%
Commission and bonuses	719	693	26	3.8%
Employee benefits	965	885	80	9.0%
Net occupancy expenses	1,039	979	60	6.1%
Data processing	494	570	(76)	-13.3%
Professional fees	331	530	(199)	-37.5%
Outside services and consultants	386	424	(38)	-9.0%
Loan expense	694	771	(77)	-10.0%
FDIC deposit insurance	303	408	(105)	-25.7%
Other losses	246	10	236	2360.0%
Other expenses	1,524	1,302	222	17.1%

Total non-interest expense	$10,487	$10,184	$303	3.0%

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
Total non-interest expenses were $303,000 higher in the second quarter of 2011 compared to the second quarter of 2010. Salaries, commissions and bonuses, and employee benefits increased $280,000 compared to the same quarter in 2010. This increase is the result of additional payroll expense from the consolidation of the American Trust & Savings Bank transaction that closed at the end of the second quarter of 2010, the expansion into Portage, Michigan, and annual merit pay increases. Data processing and professional fees decreased during the second quarter of 2011 as transaction costs associated with the American Trust & Savings Bank transaction we included in the 2010 results. FDIC deposit insurance expense decreased during the second quarter of 2011 compared to 2010 as the new assessment calculation resulted in lower expense for the Bank. Other losses for the three months ending June 30, 2011 included a write down of $140,000 on bank owned property. The increase in other expenses compared to the same period in 2010 included increases primarily in reoccurring items due to higher costs and growth.

	Six Months Ended
	June 30	June 30	Amount	Percent
Non-interest expense	2011	2010	Change	Change

Salaries	$7,534	$6,938	$596	8.6%
Commission and bonuses	1,216	1,098	118	10.7%
Employee benefits	2,081	1,952	129	6.6%
Net occupancy expenses	2,120	2,041	79	3.9%
Data processing	901	972	(71)	-7.3%
Professional fees	680	1,001	(321)	-32.1%
Outside services and consultants	767	789	(22)	-2.8%
Loan expense	1,456	1,521	(65)	-4.3%
FDIC deposit insurance	690	796	(106)	-13.3%
Other losses	277	37	240	648.6%
Other expenses	3,023	2,593	430	16.6%

Total non-interest expense	$20,745	$19,738	$1,007	5.1%

Total non-interest expenses were $1.0 million higher in the first six months of 2011 compared to the same period in 2010. Salaries, commissions and bonuses, and employee benefits increased $843,000 compared to the same period in 2010. This increase is the result of additional payroll expense from the consolidation of the American Trust & Savings Bank transaction that closed at the end of the second quarter of 2010, the expansion into Portage, Michigan, and annual merit pay increases. Data processing and professional fees decreased during the first half of 2011 as transaction costs associated with the American Trust & Savings Bank transaction were included in the 2010 results. FDIC deposit insurance expense decreased during the first half of 2011 compared to 2010 as the new assessment calculation resulted in lower expense for the Company. Other losses for the six months ending June 30, 2011 included a write down of $140,000 on bank owned property. The increase in other expenses compared to the same period in 2010 included increases primarily in reoccurring items due to higher costs and growth.
Income Taxes
Income tax expense for the second quarter of 2011 was $999,000 compared to $592,000 of tax expense for the second quarter of 2010. The effective tax rate for the second quarter of 2011 was 24.4% compared to 19.1% in 2010. The increase in the effective tax rate is primarily due to higher income before income tax for the second quarter of 2011 compared to the same period in 2010 with a similar level of tax exempt income.
Income tax expense for the first half of 2011 was $1.8 million compared to $941,000 of tax expense for the first half of 2010. The effective tax rate for the first half of 2011 was 23.6% compared to 17.9% in 2010. The increase in the effective tax rate is primarily due to higher income before income tax for the first half of 2011 compared to the same period in 2010 with a similar level of tax exempt income.

HORIZON BANCORP AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months Ended June 30, 2011
Liquidity
The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds form the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2011, cash and cash equivalents increased by approximately $5.1 million. The increase was primarily due to the decrease in mortgage warehouse balances. At June 30, 2011, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $304.6 million in unused credit lines with various money center banks, including the FHLB at June 30, 2011 compared to $380.8 million at December 31, 2010 and $395.1 million at June 30, 2010.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2011. Stockholders’ equity totaled $121.5 million as of June 30, 2011, compared to $112.3 million as of December 31, 2010. At June 30, 2011, the quarter’s ratio of average stockholders’ equity to average assets was 8.51% compared to 8.22% at December 31, 2010. Horizon’s capital increased during the six months as a result of increased earnings and an increase in accumulated other comprehensive income, net of dividends declared and the amortization of unearned compensation.
Horizon declared dividends in the amount of $0.34 per share during the first six months of 2011 which was the same amount for the same period of 2010. The dividend payout ratio (dividends as a percent of basic earnings per share) was 21.1% and 30.9% for the first six months of 2011 and 2010, respectively. Horizon is a participant in the Capital Purchase Program, which is a program of the TARP established by the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the agreements Horizon entered into as part of the Capital Purchase Program, Horizon is not permitted to increase dividends on its common shares above the amount of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.17 per common share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares issued to the U.S. Treasury pursuant to the Capital Purchase Program have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2010.
Recent Developments
On July 29, 2011, the U.S. Treasury preliminarily approved Horizon’s application for participation in the Small Business Lending Fund by issuing $12.5 million of a new series of preferred stock to the U.S. Treasury Department. The SBLF, which is part of the Small Business Jobs Act of 2010, provides incentives for participating banks to increase small business lending. Horizon intends to use the proceeds from the SBLF investment, together with Horizon’s available funds, to redeem in full the remaining $18.75 million of outstanding preferred stock Horizon issued to the U.S Treasury under the TARP Capital Purchase Program. Horizon expects to close on the repurchase of the preferred stock before August 31, 2011. A binding obligation and final approval of Horizon’s application for the SBLF funds will not arise until a Stock Purchase Agreement is executed by the U.S. Treasury and Horizon. The execution of the Stock Purchase Agreement and the transfer of the funds by the U.S. Treasury are subject to, in the U.S. Treasury’s sole discretion, due diligence and the satisfaction of the closing conditions set forth in the Stock Purchase Agreement, including the absence of any material adverse changes in Horizon’s business, results of operation or condition (financial or otherwise).

HORIZON BANCORP AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
For the Three and Six Months Ended June 30, 2011
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Horizon’s 2010 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2010 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2011, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes In Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2011, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES
Part II – Other Information
For the Three and Six Months Ended June 30, 2011
ITEM 1. LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
As previously reported, on September 2, 2010, Capitol Bancorp and one of its subsidiaries, Michigan Commerce Bank, filed a Verified Complaint in Kalamazoo County Circuit Court, Case No. 2010 — 0300-CK and obtained an ex-parte temporary restraining order in Michigan state court. The Complaint asserted a variety of claims against Horizon and certain ex-employees of Michigan Commerce Bank including, without limitation, breach of contract, tortious interference, misappropriation of trade secretes, and civil conspiracy. The temporary restraining order and preliminary injunction primarily sought to restrain the ex-employees from soliciting or doing business with any of Michigan Commerce Bank’s customers and from using or disclosing any of Michigan Commerce Bank’s confidential information. A hearing on the preliminary injunction was held, and the court dissolved the temporary restraining order and denied the preliminary injunction. After the temporary restraining order was dissolved, Plaintiffs stipulated to the dismissal of all the ex-employees on September 9, 2010, except one. As a result, Capitol Bancorp and Michigan Commerce Bank amended their complaint to reflect the dismissal of these ex-employees as defendants and added Horizon Bank, N.A. as an additional defendant.
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
ITEM 1A. RISK FACTORS
Other than as reflected in the updated risk factor noted below, there were no material changes to the risk factors set forth under Part I, Item 1A “Risk Factors” in Horizon’s 2010 Annual Report on Form 10-K.
Our ability to repurchase the preferred shares issued to the Treasury under the TARP Capital Purchase Program (and therefore obtain relief from the limitations and restrictions of TARP and ARRA) is limited.
Any redemption of the securities sold to the Treasury pursuant to the TARP Capital Purchase Program requires prior Federal Reserve and Treasury approval. Based on Federal Reserve guidelines, institutions seeking to redeem the preferred stock issued pursuant to the Capital Purchase Program must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s Temporary Liquidity Guarantee Program, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before they can redeem any securities sold to the Treasury.
Horizon repurchased 6,250 of the 25,000 outstanding Series A Preferred Shares held by the Treasury on November 10, 2010. Horizon paid $6.25 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased. Horizon intends to use available funds to repurchase an additional 6,250 of the Series A Preferred Shares during August 2011. In addition, on July 29, 2011, Horizon received preliminary approval from the Treasury to receive an investment in the amount of $12.5 million pursuant to

HORIZON BANCORP AND SUBSIDIARIES
Part II – Other Information
For the Three and Six Months Ended June 30, 2011
the recently implemented Small Business Lending Fund program (the “SBLF”). Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF program provides an option for community banks to refinance preferred stock issued to the Treasury through the Capital Purchase Program, and the SBLF program does not impose many of the restrictions that Horizon is currently subject to under TARP. If Horizon receives final approval from the Treasury for the SBLF investment, Horizon plans to use the SBLF proceeds to repurchase the remaining Series A Preferred Shares from the Treasury with those proceeds. If Horizon redeems all of the Series A Preferred Shares, then Horizon will no longer be subject to the TARP Capital Purchase Program limitations and restrictions.
The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to Horizon and general economic conditions that we are not able to predict.
On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to Horizon and could exacerbate the other risks to which Horizon is subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	(REMOVED AND RESERVED)

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES
Part II – Other Information
For the Three and Six Months Ended June 30, 2011

ITEM 6.	EXHIBITS
     (a) Exhibits

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of Mark E. Secor

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data File*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP
Dated: August 12, 2011	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 12, 2011	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS
The following documents are included as Exhibits to this Report.
Exhibit

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.