Form 10-Q
period 2011-09-30
HORIZON BANCORP /IN/
filed 2011-11-14
CIK 706129

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ Do not check if a smaller reporting company	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,309,512 shares of Common Stock, no par value, at November 14, 2011.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 30 2011 (Unaudited)	December 31 2010
Assets
Cash and due from banks	$18,462	$15,683
Investment securities, available for sale	430,702	382,344
Investment securities, held to maturity	10,632	9,595
Loans held for sale	12,300	18,833
Loans, net of allowance for loan losses of $19,110 and $19,064	906,730	863,813
Premises and equipment	34,289	34,194
Federal Reserve and Federal Home Loan Bank stock	12,390	13,664
Goodwill	5,910	5,910
Other intangible assets	2,403	2,741
Interest receivable	6,651	6,519
Cash value life insurance	29,959	27,195
Other assets	20,382	20,428

Total assets	$1,490,810	$1,400,919

Liabilities
Deposits
Non-interest bearing	$121,483	$107,606
Interest bearing	868,266	877,892

Total deposits	989,749	985,498
Borrowings	336,095	260,741
Subordinated debentures	30,653	30,584
Interest payable	582	781
Other liabilities	15,051	11,032

Total liabilities	1,372,130	1,288,636

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value Authorized, 1,000,000 Series A shares Issued 0 and 18,750 shares	—	18,217
Preferred stock, $.01 par value, $1,000 liquidation value Authorized, 1,000,000 Series B shares Issued 12,500 and 0 shares	12,500	—
Common stock, $.2222 stated value Authorized, 22,500,000 shares Issued, 3,309,512 and 3,300,659 shares	1,126	1,122
Additional paid-in capital	10,579	10,356
Retained earnings	86,524	80,240
Accumulated other comprehensive income	7,951	2,348

Total stockholders’ equity	118,680	112,283

Total liabilities and stockholders’ equity	$1,490,810	$1,400,919

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Interest Income
Loans receivable	$12,481	$14,466	$36,260	$40,283
Investment securities
Taxable	2,542	2,431	7,828	7,394
Tax exempt	988	979	3,066	3,138

Total interest income	16,011	17,876	47,154	50,815

Interest Expense
Deposits	1,978	2,769	6,510	8,238
Borrowed funds	1,583	2,026	4,760	6,807
Subordinated debentures	459	461	1,363	1,229

Total interest expense	4,020	5,256	12,633	16,274

Net Interest Income	11,991	12,620	34,521	34,541
Provision for loan losses	1,564	2,657	4,444	8,890

Net Interest Income after Provision for Loan Losses	10,427	9,963	30,077	25,651

Other Income
Service charges on deposit accounts	802	921	2,422	2,750
Wire transfer fees	167	211	412	536
Interchange fees	721	649	1,905	1,663
Fiduciary activities	1,016	934	2,911	2,936
Gain on sale of securities	1,115	336	1,754	467
Gain on sale of mortgage loans	2,145	2,473	3,986	5,529
Mortgage servicing income net of impairment	(172)	(331)	691	(363)
Increase in cash surrender value of bank owned life insurance	245	246	661	599
Death benefit on officer life insurance	453	—	453	—
Other income	46	209	105	828

Total other income	6,538	5,648	15,300	14,945

Other Expenses
Salaries and employee benefits	6,081	5,985	16,912	15,973
Net occupancy expenses	1,056	1,036	3,176	3,077
Data processing	549	502	1,450	1,474
Professional fees	359	417	1,039	1,418
Outside services and consultants	454	374	1,221	1,163
Loan expense	820	855	2,276	2,376
FDIC insurance expense	254	423	944	1,219
Other losses	1,088	143	1,365	180
Other expenses	1,652	1,522	4,675	4,115

Total other expenses	12,313	11,257	33,058	30,995

Income Before Income Tax	4,652	4,354	12,319	9,601
Income tax expense	1,235	1,075	3,044	2,016

Net Income	3,417	3,279	9,275	7,585
Preferred stock dividend and discount accretion	(710)	(353)	(1,263)	(1,057)

Net Income Available to Common Shareholders	$2,707	$2,926	$8,012	$6,528

Basic Earnings Per Share	$0.82	$0.89	$2.44	$1.99
Diluted Earnings Per Share	0.80	0.88	2.37	1.96

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2010	$18,217	$1,122	$10,356		$80,240	$2,348	$112,283
Net income				$9,275	9,275		9,275
Redemption of preferred stock	(18,750)						(18,750)
Issuance of preferred stock	12,500						12,500
Other comprehensive income, net of tax:
Unrealized gain on securities				7,871		7,871	7,871
Unrealized losses on derivative instruments				(2,268)		(2,268)	(2,268)

Comprehensive income				$14,878

Amortization of unearned compensation			77				77
Issuance of restricted shares		3	57				60
Exercise of stock options		1	54				55
Tax benefit related to stock options			8				8
Stock option expense			27				27
Cash dividends on preferred stock (5.00%)					(730)		(730)
Cash dividends on common stock ($.52 per share)					(1,728)		(1,728)
Accretion of discount on preferred stock	533				(533)		—

Balances, September 30, 2011	$12,500	$1,126	$10,579		$86,524	$7,951	$118,680

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2011 (Unaudited)	2010 (Unaudited)
Operating Activities
Net income	$9,275	$7,585
Items not requiring (providing) cash
Provision for loan losses	4,444	8,890
Depreciation and amortization	1,868	1,715
Share based compensation	27	20
Mortgage servicing rights impairment	(464)	409
Deferred income tax	—	(923)
Premium amortization on securities available for sale, net	1,612	1,326
Gain on sale of investment securities	(1,754)	(467)
Gain on sale of mortgage loans	(3,986)	(5,529)
Proceeds from sales of loans	178,239	188,564
Loans originated for sale	(174,253)	(184,368)
Change in cash surrender value of life insurance	236	(566)
(Gain) loss on sale of other real estate owned	126	(352)
Net change in
Interest receivable	(132)	(195)
Interest payable	(199)	(369)
Other assets	(1,590)	5,010
Other liabilities	1,416	1,776

Net cash provided by operating activities	14,865	22,526

Investing Activities
Purchases of securities available for sale	(170,689)	(165,749)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	134,583	157,412
Purchase of securities held to maturity	(2,437)	(15,332)
Proceeds from maturities of securities held to maturity	1,400	13,500
(Purchase) proceeds from the sale of Federal Home Loan Bank stock	1,274	(78)
Net change in loans	(44,766)	(40,260)
Proceeds on the sale of OREO and repossessed assets	2,008	2,982
Purchases of premises and equipment	(1,548)	(2,020)
Purchases of bank owned life insurance	(3,000)	—
Purchases and assumption of ATSB	—	3,406

Net cash used in investing activities	(83,175)	(46,139)

Financing Activities
Net change in
Deposits	4,251	(50,242)
Borrowings	75,423	25,774
Redemption of preferred stock	(18,750)	—
Issuance of preferred stock	12,500	—
Proceeds from issuance of stock	115	120
Tax benefit from issuance of stock	8	77
Dividends paid on common shares	(1,728)	(1,679)
Dividends paid on preferred shares	(730)	(937)

Net cash provided by (used in) financing activities	71,089	(26,887)

Net Change in Cash and Cash Equivalent	2,779	(50,500)
Cash and Cash Equivalents, Beginning of Period	15,683	68,702

Cash and Cash Equivalents, End of Period	$18,462	$18,202

Additional Cash Flows Information
Interest paid	$12,832	$16,643
Income taxes paid	2,100	2,180
Transfer of loans to other real estate owned	4,273	7,937

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2011 and September 30, 2010 are not necessarily indicative of the operating results for the full year of 2011 or 2010. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon's Annual Report on Form 10-K for 2010 filed with the Securities and Exchange Commission on March 11, 2011. The consolidated condensed balance sheet of Horizon as of December 31, 2010 has been derived from the audited balance sheet of Horizon as of that date.

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

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$3,417	$3,279	$9,275	$7,585
Less: Preferred stock dividends and accretion of discount	710	353	1,263	1,057

Net income available to common shareholders	$2,707	$2,926	$8,012	$6,528
Weighted average common shares outstanding	3,295,130	3,279,201	3,289,911	3,275,969
Basic earnings per share	$0.82	$0.89	$2.44	$1.99

Diluted earnings per share
Net income available to common shareholders	$2,707	$2,926	$8,012	$6,528
Weighted average common shares outstanding	3,295,130	3,279,201	3,289,911	3,275,969
Effect of dilutive securities:
Warrants	72,589	42,397	74,519	31,953
Restricted stock	1,955	14,295	6,078	12,910
Stock options	6,579	741	6,803	2,998

Weighted average shares outstanding	3,376,253	3,336,634	3,377,311	3,323,830
Diluted earnings per share	$0.80	$0.88	$2.37	$1.96

At September 30, 2011 and 2010, there were 20,500 shares and 48,000 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

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

Note 2 – Securities

The fair value of securities is as follows:

September 30, 2011 (Unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$10,818	$358	$—	$11,176
State and municipal	136,147	7,648	(45)	143,750
Federal agency collateralized mortgage obligations	87,688	2,407	—	90,095
Federal agency mortgage-backed pools	175,090	6,633	—	181,723
Private labeled mortgage-backed pools	3,817	116	—	3,933
Corporate notes	42	—	(17)	25

Total available for sale investment securities	$413,602	$17,162	$(62)	$430,702

Held to maturity, State and Municipal	$10,632	$—	$—	$10,632

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$24,727	$643	$(119)	$25,251
State and municipal	132,380	1,511	(2,402)	131,489
Federal agency collateralized mortgage obligations	100,106	1,945	(214)	101,837
Federal agency mortgage-backed pools	114,390	3,865	(360)	117,895
Private labeled mortgage-backed pools	5,197	126	—	5,323
Corporate notes	555	—	(6)	549

Total available for sale investment securities	$377,355	$8,090	$(3,101)	$382,344

Held to maturity, State and Municipal	$9,595	$—	$—	$9,595

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2011, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in United States Department of the Treasury (“U.S. Treasury”) and federal agencies, securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2011.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011 (Unaudited)		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$1,070	$1,079	$855	$866
One to five years	27,187	28,257	28,240	28,949
Five to ten years	51,311	54,380	44,179	44,450
After ten years	67,439	71,235	84,388	83,024

	147,007	154,951	157,662	157,289
Federal agency collateralized mortgage obligations	87,688	90,095	100,106	101,837
Federal agency mortgage-backed pools	175,090	181,723	114,390	117,895
Private labeled mortgage-backed pools	3,817	3,933	5,197	5,323

Total available for sale investment securities	$413,602	$430,702	$377,355	$382,344

Held to maturity
Within one year	$10,532	$10,532	$9,495	$9,495
One to five years	100	100	100	100

Total held to maturity investment securities	$10,632	$10,632	$9,595	$9,595

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
September 30, 2011 (Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$—	$—	$—	$—	$—	$—
State and municipal	2,984	(41)	495	(4)	3,479	(45)
Federal agency collateralized mortgage obligations	—	—	—	—	—	—
Federal agency mortgage-backed pools	—	—	25	—	25	—
Corporate notes	26	(17)	—	—	26	(17)

Total temporarily impaired securities	$3,010	$(58)	$520	$(4)	$3,530	$(62)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$9,881	$(119)	$—	$—	$9,881	$(119)
State and municipal	60,401	(2,370)	568	(32)	60,969	(2,402)
Federal agency collateralized mortgage obligations	21,130	(214)	—	—	21,130	(214)
Federal agency mortgage-backed pools	27,033	(360)	32	—	27,065	(360)
Corporate notes	26	(6)	—	—	26	(6)

Total temporarily impaired securities	$118,471	$(3,069)	$600	$(32)	$119,071	$(3,101)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Sales of securities available for sale (Unaudited)
Proceeds	$153,299	$146,811	$170,689	$165,749
Gross gains	1,115	464	1,754	599
Gross losses	—	128	—	132

Note 3 – Loans

	September 30 2011 (Unaudited)	December 31 2010
Commercial
Working capital and equipment	$167,387	$151,414
Real estate, including agriculture	167,924	167,785
Tax exempt	3,474	2,925
Other	6,581	7,894

Total	345,366	330,018
Real estate
1–4 family	161,166	157,478
Other	4,263	4,957

Total	165,429	162,435
Consumer
Auto	134,718	136,014
Recreation	4,795	6,086
Real estate/home improvement	27,378	29,184
Home equity	91,125	90,580
Unsecured	3,200	3,091
Other	2,718	1,726

Total	263,934	266,681
Mortgage warehouse	151,111	123,743

Total	151,111	123,743

Total loans	925,840	882,877
Allowance for loan losses	(19,110)	(19,064)

Loans, net	$906,730	$863,813

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

September 30, 2011 (unaudited)	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$128,696	$385	$28	$129,109
Non owner occupied real estate	141,643	377	84	142,104
Residential spec homes	2,598	2	—	2,600
Development & spec land loans	7,548	10	—	7,558
Commercial and industrial	64,765	227	4	64,996

Total commercial	345,250	1,001	116	346,367
Residential mortgage	157,870	579	64	158,513
Residential construction	7,495	13	—	7,508
Mortgage warehouse	151,111	—	—	151,111

Total real estate	316,476	592	64	317,132
Direct installment	23,994	82	(357)	23,719
Direct installment purchased	1,100	—	—	1,100
Indirect installment	127,665	397	1	128,063
Home equity	112,272	533	(741)	112,064

Total consumer	265,031	1,012	(1,097)	264,946

Total loans	926,757	2,605	(917)	928,445
Allowance for loan losses	(19,110)	—	—	(19,110)

Net loans	$907,647	$2,605	$(917)	$909,335

December 31, 2010	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$125,883	$442	$26	$126,351
Non owner occupied real estate	136,986	364	87	137,437
Residential spec homes	2,257	4	(2)	2,259
Development & spec land loans	6,439	14	—	6,453
Commercial and industrial	58,336	234	6	58,576

Total commercial	329,901	1,058	117	331,076
Residential mortgage	154,891	592	76	155,559
Residential construction	7,467	13	1	7,481
Mortgage warehouse	123,743	332	—	124,075

Total real estate	286,101	937	77	287,115
Direct installment	23,527	97	(338)	23,286
Direct installment purchased	1,869	—	—	1,869
Indirect installment	128,122	491	7	128,620
Home equity	114,202	563	(708)	114,057

Total consumer	267,720	1,151	(1,039)	267,832

Total loans	883,722	3,146	(845)	886,023
Allowance for loan losses	(19,064)	—	—	(19,064)

Net loans	$864,658	$3,146	$(845)	$866,959

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Allowance for Loan Losses

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior one to five years. Management believes the two-year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

	Three Months Ended		Nine Months Ended
	September 30 2011 (Unaudited)	September 30 2010 (Unaudited)	September 30 2011 (Unaudited)	September 30 2010 (Unaudited)
Balance at beginning of the period	$18,586	$16,543	$19,064	$16,015
Loans charged-off:
Commercial
Owner occupied real estate	65	350	189	1,308
Non owner occupied real estate	196	—	310	288
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	780
Commercial and industrial	17	150	227	907

Total commercial	278	500	726	3,283
Real estate
Residential mortgage	86	86	837	683
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	86	86	837	683
Consumer
Direct Installment	78	91	480	430
Direct Installment Purchased	—	—	—	—
Indirect Installment	494	460	1,280	2,189
Home Equity	359	215	1,888	1,083

Total consumer	931	766	3,648	3,702

Total loans charged-off	1,295	1,352	5,211	7,668
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	—	5	18	5
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	66
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	9	15	14	15

Total commercial	9	20	32	86
Real estate
Residential mortgage	—	—	10	1
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	—	—	10	1
Consumer
Direct Installment	16	9	83	49
Direct Installment Purchased	—	—	—	—
Indirect Installment	179	147	568	646
Home Equity	51	6	120	11

Total consumer	246	162	771	706

Total loan recoveries	255	182	813	793

Net loans charged-off	1,040	1,170	4,398	6,875
Provision charged to operating expense	1,564	2,657	4,444	8,890

Balance at the end of the period	$19,110	$18,030	$19,110	$18,030

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

September 30, 2011 (Unaudited)	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total Allowance
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,806	$—	$—	$—	$1,806
Collectively evaluated for impairment	6,345	2,457	1,477	7,025	17,304

Total ending allowance balance	$8,151	$2,457	$1,477	$7,025	$19,110

Loans:
Individually evaluated for impairment	$12,562	$—	$—	$—	$12,562
Collectively evaluated for impairment	333,805	166,021	151,111	264,946	915,883

Total ending loans balance	$346,367	$166,021	$151,111	$264,946	$928,445

December 31, 2010	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total Allowance
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,457	$—	$—	$—	$1,457
Collectively evaluated for impairment	6,097	2,379	1,435	7,696	17,607

Total ending allowance balance	$7,554	$2,379	$1,435	$7,696	$19,064

Loans:
Individually evaluated for impairment	$8,123	$—	$—	$—	$8,123
Collectively evaluated for impairment	322,953	163,040	124,075	267,832	877,900

Total ending loans balance	$331,076	$163,040	$124,075	$267,832	$886,023

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 5 – Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and trouble debt restructured (“TDR’s”) by class of loans:

September 30, 2011 (Unaudited)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,734	$—	$—	$—	$2,734
Non owner occupied real estate	7,685	—	217	—	7,902
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	—	—	—	90
Commercial and industrial	384	—	144	841	1,369

Total commercial	10,893	—	361	841	12,095
Real estate
Residential mortgage	3,395	—	1,312	2,059	6,766
Residential construction	142	—		293	435
Mortgage warehouse	—	—	—	—	—

Total real estate	3,537	—	1,312	2,352	7,201
Consumer
Direct Installment	259	1	—	—	260
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	1,131	40	—	—	1,171
Home Equity	1,979	56	—	849	2,884

Total Consumer	3,369	97	—	849	4,315

Total	$17,799	$97	$1,673	$4,042	$23,611

December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,358	$—	$—	$—	$1,358
Non owner occupied real estate	5,439	—	421	—	5,860
Residential development	16	—	—	—	16
Development & Spec Land Loans	250	—	—	—	250
Commercial and industrial	445	—	153	—	598

Total commercial	7,508	—	574	—	8,082
Real estate
Residential mortgage	5,278	222	241	3,380	9,121
Residential construction	205	—	—	—	205
Mortgage warehouse	—	—	—	—	—

Total real estate	5,483	222	241	3,380	9,326
Consumer
Direct Installment	251	23	—	—	274
Direct Installment Purchased	—	5	—	—	5
Indirect Installment	1,328	98	—	—	1,426
Home Equity	2,103	10	37	165	2,315

Total Consumer	3,682	136	37	165	4,020

Total	$16,673	$358	$852	$3,545	$21,428

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

The Company’s TDR’s are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2011 the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2011, the Company had $5.7 million in TDR’s and $4.0 million were performing according to the restructured terms. The financial statement impact of non-perfoming TDR’s was not material for the nine months ending September 30, 2011. There was $271,000 of specific reserves for commercial TDR’s at September 30, 2011 due to the value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans classified as troubled debt restructuring during the three and nine months ended September 30, 2011, segregated by class, are shown in the table below.

	Three Months Ended September 30, 2011 (Unaudited)		Nine Months Ended September 30, 2011 (Unaudited)
(Dollars in thousands)	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	1	841

Total commercial	—	—	1	841
Real estate
Residential mortgage	—	—	2	174
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	—	—	2	174
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	76	8	724

Total Consumer	1	76	8	724

Total	1	$76	11	$1,739

Troubled debt restructured loans which had payment defaults during the three and nine months ended September 30, 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual.

	Three Months Ended September 30, 2011 (Unaudited)		Nine Months Ended September 30, 2011 (Unaudited)
(Dollars in thousands)	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	2	361

Total commercial	—	—	2	361
Real estate
Residential mortgage	—	—	2	1,143
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	—	—	2	1,143
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	26	2	65

Total Consumer	1	26	2	65

Total	1	$26	6	$1,569

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

				Nine Months Ending		Three Months Ending
September 30, 2011 (Unaudited)	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Interest Income Recognized	Average Balance in Impaired Loans	Interest Income Recognized
With no recorded allowance Commercial
Owner occupied real estate	$1,315	$1,314	$—	$856	$32	$1,224	$31
Non owner occupied real estate	2,403	2,625	—	985	89	1,683	85
Residential development	—	—	—	9	—	—	—
Development & Spec Land Loans	—	111	—	69	—	—	—
Commercial and industrial	1,154	1,156	—	1,099	47	1,091	47

Total commercial	4,872	5,206	—	3,018	168	3,998	163
With an allowance recorded Commercial
Owner occupied real estate	1,420	1,420	460	1,234	—	1,449	—
Non owner occupied real estate	5,499	5,538	996	4,859	—	4,943	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	90	90	125	179	—	90	—
Commercial and industrial	234	308	225	393	—	284	—

Total commercial	7,243	7,356	1,806	6,665	—	6,766	—

Total	$12,115	$12,562	$1,806	$9,683	$168	$10,764	$163

				Twelve Months Ending
December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Interest Income Recognized
With no recorded allowance Commercial
Owner occupied real estate	$720	$721	$—	$2,434	$19
Non owner occupied real estate	928	929	—	1,195	36
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	770	—
Commercial and industrial	118	118	—	785	—

Total commercial	1,766	1,768	—	5,184	55
With an allowance recorded Commercial
Owner occupied real estate	639	640	385	68	15
Non owner occupied real estate	4,932	4,970	665	2,677	115
Residential development	16	16	16	7	2
Development & Spec Land Loans	250	250	126	250	—
Commercial and industrial	479	479	265	316	13

Total commercial	6,316	6,355	1,457	3,318	145

Total	$8,082	$8,123	$1,457	$8,502	$200

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loans:

September 30, 2011 (Unaudited)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$59	$144	$—	$203	$128,493	$128,696
Non owner occupied real estate	—	—	—	—	141,643	141,643
Residential development	—	—	—	—	2,598	2,598
Development & Spec Land Loans	—	—	—	—	7,548	7,548
Commercial and industrial	238	—	—	238	64,527	64,765

Total commercial	297	144	—	441	344,809	345,250
Real estate
Residential mortgage	1,275	—	—	1,275	156,595	157,870
Residential construction	293	—	—	293	7,202	7,495
Mortgage warehouse	—	—	—	—	151,111	151,111

Total real estate	1,568	—	—	1,568	314,908	316,476
Consumer
Direct Installment	128	35	1	164	23,830	23,994
Direct Installment Purchased	20	18	—	38	1,062	1,100
Indirect Installment	1,357	198	40	1,595	126,070	127,665
Home Equity	424	52	56	532	111,740	112,272

Total consumer	1,929	303	97	2,329	262,702	265,031

Total	$3,794	$447	$97	$4,338	$922,419	$926,757

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$229	$—	$—	$229	$125,654	$125,883
Non owner occupied real estate	461	—	—	461	136,525	136,986
Residential development	—	—	—	—	2,257	2,257
Development & Spec Land Loans	—	—	—	—	6,439	6,439
Commercial and industrial	74	—	—	74	58,262	58,336

Total commercial	764	—	—	764	329,137	329,901
Real estate
Residential mortgage	317	91	222	630	154,261	154,891
Residential construction	293	—	—	293	7,174	7,467
Mortgage warehouse	—	—	—	—	123,743	123,743

Total real estate	610	91	222	923	285,178	286,101
Consumer
Direct Installment	294	156	23	473	23,054	23,527
Direct Installment Purchased	51	31	5	87	1,782	1,869
Indirect Installment	2,360	433	98	2,891	125,231	128,122
Home Equity	899	218	10	1,127	113,075	114,202

Total consumer	3,604	838	136	4,578	263,142	267,720

Total	$4,978	$929	$358	$6,265	$877,457	$883,722

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Special
September 30, 2011 (Unaudited)	Pass	Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$104,849	$4,438	$19,409	$—	$128,696
Non owner occupied real estate	114,652	11,882	15,109	—	141,643
Residential development	597	531	1,470	—	2,598
Development & Spec Land Loans	2,351	863	4,334	—	7,548
Commercial and industrial	54,839	2,771	7,155	—	64,765

Total commercial	277,288	20,485	47,477	—	345,250
Real estate
Residential mortgage	151,104	—	6,766	—	157,870
Residential construction	7,060	—	435	—	7,495
Mortgage warehouse	151,111	—	—	—	151,111

Total real estate	309,275	—	7,201	—	316,476
Consumer
Direct Installment	23,734	—	260	—	23,994
Direct Installment Purchased	1,100	—	—	—	1,100
Indirect Installment	126,494	—	1,171	—	127,665
Home Equity	109,388	—	2,884	—	112,272

Total Consumer	260,716	—	4,315	—	265,031

Total	$847,279	$20,485	$58,993	$—	$926,757

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$94,722	$13,656	$17,506	$—	$125,883
Non owner occupied real estate	119,041	6,107	11,838	—	136,986
Residential development	834	537	886	—	2,257
Development & Spec Land Loans	4,378	746	1,315	—	6,439
Commercial and industrial	45,831	6,856	5,649	—	58,336

Total commercial	264,805	27,902	37,195	—	329,901
Real estate
Residential mortgage	145,770	—	9,121	—	154,891
Residential construction	7,262	—	205	—	7,467
Mortgage warehouse	123,743	—	—	—	123,743

Total real estate	276,775	—	9,326	—	286,101
Consumer
Direct Installment	23,253	—	274	—	23,527
Direct Installment Purchased	1,864	—	5	—	1,869
Indirect Installment	126,696	—	1,426	—	128,122
Home Equity	111,888	—	2,314	—	114,202

Total Consumer	263,701	—	4,019	—	267,720

Total	$805,281	$27,902	$50,539	$—	$883,722

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Derivative financial instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.6 million at September 30, 2011. Under these agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2011, the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending activities. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2011, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective, and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $47.6 million at September 30, 2011.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2011, the Company’s fair value of these derivatives was recorded and over the next 12 months is not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative September 30, 2011		Liability Derivatives September 30, 2011
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$974	Other liabilities	$2,374
Interest rate contracts	Other Assets	1,401	Other liabilities	4,866

Total derivatives designated as hedging instruments		2,375		7,240

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	749	Other liabilities	—

Total derivatives not designated as hedging instruments		749		—

Total derivatives		$3,124		$7,240

	Asset Derivative December 31, 2010		Liability Derivatives December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$1,388	Other liabilities	$2,039
Interest rate contracts	Other Assets	651	Other liabilities	1,376

Total derivatives designated as hedging instruments		2,039		3,415

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	407	Other liabilities	—

Total derivatives not designated as hedging instruments		407		—

Total derivatives		$2,446		$3,415

The effect of the derivative instruments on the consolidated statement of income for the three and nine-month periods ending is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Three Months Ended September 30		Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Nine Months Ended September 30
Derivative in cash flow	2011	2010	2011	2010
hedging relationship	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	$(1,951)	$(900)	$(2,268)	$(1,557)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on Derivative Three Months Ended September 30		Amount of Gain (Loss) Recognized on Derivative Nine Months Ended September 30
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Interest rate contracts	Interest income - loans	$394	$560	$335	$1,773
Interest rate contracts	Interest income - loans	(394)	(560)	(335)	(1,773)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative Three Months Ended September 30		Amount of Gain (Loss) Recognized on Derivative Nine Months Ended September 30
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$359	$(40)	$1,157	$560

Total		$359	$(40)	$1,157	$560

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011 (Unaudited)
Available-for-sale securities
U.S. Treasury and federal agencies	$11,176	$—	$11,176	$—
State and municipal	143,750	—	143,750	—
Federal agency collateralized mortgage obligations	90,095	—	90,095	—
Federal agency mortgage-backed pools	181,723	—	181,723	—
Private labeled mortgage-backed pools	3,933	—	3,933	—
Corporate notes	25	—	25	—

Total available-for-sale securities	430,702	—	430,702	—
Hedged loans	53,555	—	—	53,555
Forward sale commitments	749	—	—	749
Interest rate swap agreements	(7,241)	—	—	(7,241)
Commitments to originate loans	—	—	—	—
December 31, 2010
Available-for-sale securities
U.S. Treasury and federal agencies	$25,251	$—	$25,251	$—
State and municipal	131,489	—	131,489	—
Federal agency collateralized mortgage obligations	101,837	—	101,837	—
Federal agency mortgage-backed pools	117,895	—	117,895	—
Private labeled mortgage-backed pools	5,323	—	5,323	—
Corporate notes	549	456	20	—

Total available-for-sale securities	382,344	456	381,815	—
Hedged loans	50,088	—	—	50,088
Forward sale commitments	407	—	—	407
Interest rate swap agreements	(3,415)	—	—	(3,415)
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (level 3) inputs (Unaudited):

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2010	$50,088	$407	$(3,415)	$—
Total realized and unrealized gains and losses
Included in net income	(410)	(126)	410	(56)
Included in other comprehensive income, gross	—	—	451	—
Purchases, issuances, and settlements	(352)	—	—	—
Principal payments	(915)	—	—	—

Ending balance March 31, 2011	48,411	281	(2,554)	(56)
Total realized and unrealized gains and losses
Included in net income	351	174	(351)	(8)
Included in other comprehensive income, gross	—	—	(941)	—
Purchases, issuances, and settlements	1,200	—	—	—
Principal payments	(344)	—	—	—

Ending balance June 30, 2011	49,618	455	(3,846)	(64)
Total realized and unrealized gains and losses
Included in net income	393	294	(393)	64
Included in other comprehensive income, gross	—	—	(3,001)	—
Purchases, issuances, and settlements	1,797	—	—	—
Principal payments	(628)	—	—	—

Ending balance September 30, 2011	$51,180	$749	$(7,240)	$—

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2009	$31,153	$265	$(715)	$(135)
Total realized and unrealized gains and losses
Included in net income	403	141	(403)	97
Included in other comprehensive income, gross	—	—	(420)	—
Purchases, issuances, and settlements	7,991	—	—	—
Principal payments	(216)	—	—	—

Ending balance March 31, 2010	39,331	406	(1,538)	(38)
Total realized and unrealized gains and losses
Included in net income	810	324	(810)	38
Included in other comprehensive income, gross	—	—	(2,186)	—
Purchases, issuances, and settlements	4,041	—	—	—
Principal payments	(284)	—	—	—

Ending balance June 30, 2010	43,898	730	(4,534)	—
Total realized and unrealized gains and losses
Included in net income	560	(40)	(560)	—
Included in other comprehensive income, gross	—	—	(1,385)	—
Purchases, issuances, and settlements	7,135	—	—	—
Principal payments	(235)	—	—	—

Ending balance September 30, 2010	$51,358	$690	$(6,479)	$—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Non Interest Income
Total gains and losses from:
Hedged loans	$394	$560	$335	$1,773
Fair value interest rate swap agreements	(394)	(560)	(335)	(1,773)
Derivative loan commitments	359	(40)	1,157	560

	$359	$(40)	$1,157	$560

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011 (Unaudited)
Impaired loans	$12,115	$—	$—	$12,115
December 31, 2010
Impaired loans	$9,919	$—	$—	$9,919

Impaired (collateral dependent): Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property, including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third-party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company's other real estate owned is determined using Level 3 inputs, which include current and prior appraisals net of estimated costs to sell.

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2011 and December 31, 2010. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

The estimated fair values of Horizon’s financial instruments are as follows:

	September 30, 2011 (Unaudited)		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$18,462	$18,462	$15,683	$15,683
Investment securities available for sale	430,702	430,702	382,344	382,344
Investment securities held to maturity	10,632	10,632	9,595	9,595
Loans held for sale	12,300	12,300	18,833	18,833
Loans, net	906,730	904,362	863,813	867,054
Stock in FHLB and FRB	12,390	12,390	13,664	13,664
Interest receivable	6,651	6,651	6,519	6,519
Liabilities
Non-interest bearing deposits	$121,483	$121,483	$107,606	$107,606
Interest-bearing deposits	868,266	869,990	877,892	854,617
Borrowings	336,095	364,090	260,741	289,381
Subordinated debentures	30,653	30,473	30,584	30,734
Interest payable	582	582	781	781

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 9 – Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30 2011 (Unaudited)	September 30 2010 (Unaudited)	September 30 2011 (Unaudited)	September 30 2010 (Unaudited)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$5,303	$3,494	$13,863	$4,875
Less: reclassification adjustment for gains realized in net income	1,115	336	1,754	467

	4,188	3,158	12,109	4,408
Unrealized gain (loss) on derivative instruments	(3,002)	(1,385)	(3,489)	(3,992)

Net unrealized gains	1,186	1,773	8,620	416
Tax benefit	(415)	(621)	(3,017)	(146)

Other comprehensive income	$771	$1,152	$5,603	$270

	September 30 2011 (Unaudited)	December 31 2010
Unrealized gain on securities available for sale	$17,098	$4,989
Unrealized gain (loss) on derivative instruments	(4,866)	(1,377)
Tax effect	(4,281)	(1,264)

Total accumulated other comprehensive income	$7,951	$2,348

Note 10 – Future accounting matters

Goodwill: In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are assessing the impact of ASU 2011-08 on our goodwill impairment test but do not expect an impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

Fair Value Measurements: In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities is not permitted. We are assessing the impact of ASU 2011-04 on our fair value disclosures.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Transfers and Servicing: In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are assessing the impact of ASU 2011-03 on our financial condition, results of operations, and disclosures.

Receivables: In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The impact of ASU 2011-02 on our disclosures is reflected in Note 5 – Non-performing Assets and Impaired Loans.

Note 11 – SBLF Offering and TARP Repurchase

On August 25, 2011, we completed the sale of 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), for aggregate consideration of $12.5 million, to the U.S. Treasury pursuant to the Small Business Lending Fund program. Concurrently with this transaction, we redeemed all 18,750 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), that remained outstanding under the TARP Capital Purchase Program. The redemption of the Series A Preferred stock was funded by the $12.5 million in proceeds from the sale of the Series B Preferred Stock together with other available funds.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or the “Company”) and Horizon Bank, N.A. (the “Bank”). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Statements in this report should be considered in conjunction with the other information available about Horizon, including the information in the other filings we make with the Securities and Exchange Commission. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “expect,” “estimate,” “project,” “intend,” “plan,” “believe,” “could,” “will” and similar expressions in connection with any discussion of future operating or financial performance. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.

Actual results may differ materially, and adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but not limited to:

•	the use of proceeds of future offerings of securities;

•	the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates;

•	changes in competitive conditions;

•	the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

•	changes in customer borrowing, repayment, investment and deposit practices;

•	changes in fiscal, monetary and tax policies;

•	changes in financial and capital markets;

•	deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration;

•	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities;

•

risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations;

•	factors that may cause the Company to incur impairment charges on its investment securities;

•	the impact, extent and timing of technological changes

•	electronic, cyber and physical security breaches;

•	claims and litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

•	actions of the Federal Reserve Board;

•	changes in accounting principles and interpretations;

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

•	potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;

•

actions of the regulatory authorities under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms;

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends; and

•	other factors and risks described under the caption “Risk Factors” in this report and in any of our subsequent reports that we have made or make with the Securities and Exchange Commission (“SEC”).

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in this report and in the subsequent reports we file with the SEC.

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

Horizon continues to operate in a challenging economic and banking environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained at high levels during 2010 and the first nine months of 2011. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued lower activity in the housing industry. The Company’s higher than historical levels of non-performing loans at September 30, 2011 and over the past two years can be attributed to the continued slow economy and continued high local unemployment causing lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post record positive results through the first nine months of 2011.

Following are some highlights of Horizons financial performance through the third quarter of 2011:

•

Third quarter 2011 net income was $3.4 million or $.80 diluted earnings per share, a 4.2% increase in net income from the same period in 2010 and the highest quarterly net income in the Company’s history.

•

For the first nine months of 2011, net income was $9.3 million or $2.37 diluted earnings per share, a 22.3% increase in net income from the same period in 2010 and the highest year-to-date nine-month net income in the Company’s history.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

•	Total loans increased $86.8 million during the quarter to $925.8 million at September 30, 2011.

•	Total assets grew to a record $1.49 billion at September 30, 2011 compared to $1.41 billion at June 30, 2011.

•	Net interest income, after provisions for loan losses, for the nine months of 2011 was $30.1 million compared with $25.7 million for the same period in the prior year.

•	The provision for loan losses decreased to $4.4 million for the first nine months of 2011 compared to $8.9 million for the same period in 2010.

•

In August, the Company redeemed all of the US Treasury’s preferred stock investment under the TARP Capital Purchase Program using $6.25 million in cash and a $12.5 million investment by the US Treasury under the Small Business Lending Fund.

•	The Company increased its quarterly dividend to $0.18 per share, its 103rd consecutive quarterly cash dividend to Horizon’s shareholders.

•	Horizon’s tangible book value per share rose to $29.68 compared with $26.50 at the close of the third quarter of 2010.

•	Horizon’s capital ratios, including Tier 1 Capital to total risk weighted assets of 12.37%, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2010 contain a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets and hedge accounting as critical accounting policies.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2011, Horizon had core deposit intangibles of $2.4 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2011 was $26.50 per share compared to a book value of $32.20 per common share. Horizon reported record earnings for the eleventh consecutive year in 2010 and the first nine months of 2011 were the highest first nine months of net income in the Company’s history, therefore, the Company believes the below book market price relates to an overall decline in the financial industry sector and is not specific to Horizon.

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

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

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

Financial Condition

On September 30, 2011, Horizon’s total assets were a record high at $1.5 billion, an increase of $89.9 million from December 31, 2010. Total assets increased primarily due to the increase in investment securities as excess liquidity was invested and the increase in net loans from higher balances in commercial, real estate, and mortgage warehouse loans compared to December 31, 2010.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

Investment securities were comprised of the following as of:

	September 30, 2011 (Unaudited)		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$10,818	$11,176	$24,727	$25,251
State and municipal	136,147	143,750	132,380	131,489
Federal agency collateralized mortgage obligations	87,688	90,095	100,106	101,837
Federal agency mortgage-backed pools	175,090	181,723	114,390	117,895
Private labeled mortgage-backed pools	3,817	3,933	5,197	5,323
Corporate notes	42	25	555	549

Total available for sale investment securities	$413,602	$430,702	$377,355	$382,344

Held to maturity, State and Municipal	$10,632	$10,632	$9,595	$9,595

Investment securities increased by approximately $48.4 million compared to the end of 2010. This growth was the result of the Company deploying excess cash that was held during the first nine months in cash and due from banks into investment securities.

Net loans increased $42.9 million since December 31, 2010. This increase was the result of an increase in commercial, real estate, and mortgage warehouse loans of $15.3 million, $3.0 million, and $27.4 million, respectively. These increases were offset by a decrease in consumer loans of $2.8 million. The increase in commercial loans is the direct result of increased calling efforts and market expansion allowing opportunities to increase Horizon’s market share within the Company’s footprint. Real estate and mortgage warehouse loans increased as a result of market expansion and refinancing activity. Horizon’s consumer loans decreased during the first nine months of 2011 as new loan production has not completely replaced all of the loan run-off from scheduled amortization and pay-offs.

Total deposits increased $4.3 million during the first nine months of 2011 primarily due to consumer deposit growth.

The Company’s borrowings increased $75.4 million since December 31, 2010. At September 30, 2011 the Company had $128.1 million in short-term funds borrowed compared to $31.5 million at December 31, 2010. The Company uses short-term borrowings to fund the increase in mortgage warehouse lending when it is determined that the loan demand may fluctuate as a result of refinancing activity which was the primary reason for the increase in borrowings. In addition, the current Company’s balance sheet strategy is to utilize a reasonable level of short-term borrowing during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $118.7 million at September 30, 2011 compared to $112.3 million at December 31, 2010. The increase in stockholders’ equity during the period was the result of generating net income and an increase in accumulated other comprehensive income, net of dividends declared and the redemption of $6.25 million of preferred stock. At September 30, 2011, the ratio of average stockholders’ equity to average assets was 8.60% compared to 8.22% for December 31, 2010. Book value per common share at September 30, 2011 increased to $32.20 compared to $28.68 at December 31, 2010.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

Results of Operations

Overview

Consolidated net income for the three-month period ended September 30, 2011 was $3.4 million, an increase of 4.2% from the $3.3 million for the same period in 2010. Earnings per common share for the three months ended September 30, 2011 decreased to $0.82 basic and $0.80 diluted, compared to $0.89 basic and $0.88 diluted for the same three-month period in 2010. Earnings per share decreased $.13 per share in the third quarter of 2011 compared to the same period in 2010 from redeeming the US Treasury’s preferred stock investment from the TARP Capital Purchase Program (“CPP”) during the third quarter which required that the discount on the preferred stock be completely recognized, resulting in a reduction in net income available to common shareholders of $449,000, or $0.13 per diluted share. This was a one time event and had no net impact on the equity of the Company.

On August 25, 2011, the Company redeemed all of the U.S. Treasury’s preferred stock investment from the CPP using $6.25 million in cash and a $12.5 million investment from the U.S. Treasury under the Small Business Lending Fund (“SBLF”) in a new series of our preferred stock. The total preferred stock dividends and accretion of the discount for the third quarter was $710,000, representing $261,000 in preferred stock dividends and $449,000 in discount accretion.

Consolidated net income for the nine-month period ended September 30, 2011 was $9.3 million, an increase of 22.3% from the $7.6 million for the same period in 2010. Earnings per common share for the nine months ended September 30, 2011 increased to $2.44 basic and $2.37 diluted, compared to $1.99 basic and $1.96 diluted for the same nine-month period in 2010.

Diluted earnings per share were reduced by $0.21 and $0.36, respectively, for the three and nine months ending September 30, 2011, compared to $0.11 and $0.32, respectively, for the three and nine months ending September 30, 2010. The reduction to diluted earnings per share was greater in 2011 due to the recognition of the remaining discount on the CPP preferred stock in the third quarter of 2011 but offset by a decrease in preferred stock dividends. The reduction in 2011 on the preferred stock dividend was due to the repurchase of $6.25 million of CPP preferred stock during the fourth quarter of 2010.

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

Net interest income during the three months ended September 30, 2011 was $12.0 million, a decrease of $629,000 over the $12.6 million earned during the same period in 2010. Yields on the Company’s interest-earning assets decreased by 42 basis points to 4.97% from 5.39% for the three months ended September 30, 2011 and 2010, respectively. Interest income decreased $1.9 million from $17.9 million for the three months ended September 30, 2010 to $16.0 million for the same period in 2011. This decrease was primarily due to a decrease in the yield on new and repriced earning assets in addition to a decrease in interest earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $329.8 million of the Company’s $468.1 million of adjustable rate loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

Rates paid on interest-bearing liabilities decreased by 36 basis points for the three months ended September 30, 2011 compared to the same period in 2010 due to the lower interest rate environment. Interest expense decreased $1.3 million from $5.3 million for the three-months ended September 30, 2010 to $4.0 million for the same period in 2011. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities in addition to a reduction in interest bearing liabilities. Due to a more significant decrease in the yields received on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities the net interest margin decreased 8 basis points from 3.84% for the three months ended September 30, 2010 to 3.76% for the same period in 2011.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

The following are the average balance sheets for the three months ending:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$2,265	$1	0.18%	$12,273	$4	0.13%
Interest-earning deposits	14,868	1	0.03%	15,349	4	0.10%
Investment securities - taxable	336,027	2,540	3.00%	298,152	2,423	3.22%
Investment securities - non-taxable (1)	109,875	988	5.41%	102,885	979	5.32%
Loans receivable (2)	855,938	12,481	5.79%	918,930	14,466	6.25%

Total interest-earning assets (1)	1,318,973	16,011	4.97%	1,347,589	17,876	5.39%
Noninterest-earning assets
Cash and due from banks	17,169			16,518
Allowance for loan losses	(18,823)			(17,137)
Other assets	99,560			97,460

	$1,416,879			$1,444,430

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$871,621	$1,978	0.90%	$913,473	$2,769	1.20%
Borrowings	259,783	1,583	2.42%	258,476	2,026	3.11%
Subordinated debentures	31,446	459	5.79%	34,946	461	5.23%

Total interest-bearing liabilities	1,162,850	4,020	1.37%	1,206,895	5,256	1.73%
Noninterest-bearing liabilities
Demand deposits	121,034			106,152
Accrued interest payable and other liabilities	11,158			11,204
Shareholders’ equity	121,837			120,179

	$1,416,879			$1,444,430

Net interest income/spread		$11,991	3.60%		$12,620	3.66%

Net interest income as a percent of average interest earning assets (1)			3.76%			3.84%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest income is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

Net interest income during the nine months ended September 30, 2011 was $34.5 million which was approximately the same when compared to the same period in 2010. Yields on the Company’s interest-earning assets decreased by 45 basis points to 4.96% for the nine months ended September 30, 2011 from 5.41% for the same period in 2010. Interest income decreased $3.6 million from $50.8 million for the nine months ended September 30, 2010 to $47.2 million for the same period in 2011. This decrease was due to the reduction in the yield on interest earning assets offset by an increase in interest earning assets.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

Rates paid on interest-bearing liabilities decreased by 42 basis points for the nine months ended September 30, 2011 compared to the same period in 2010 due to the lower interest rate environment. Interest expense decreased $3.7 million from $16.3 million for the nine-months ended September 30, 2010 to $12.6 million for the same period in 2011. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities partially offset with a higher volume of interest bearing liabilities. Due to a more significant decrease in the yields received on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities the net interest margin decreased 5 basis points from 3.72% for the nine months ended September 30, 2010 to 3.67% for the same period in 2011.

The following are the average balance sheets for the nine months ending:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$26,448	$49	0.25%	$30,279	$13	0.06%
Interest-earning deposits	8,837	2	0.03%	9,213	38	0.55%
Investment securities - taxable	329,903	7,777	3.15%	278,790	7,343	3.52%
Investment securities - non-taxable (1)	112,133	3,066	5.22%	108,666	3,138	5.36%
Loans receivable (2)	830,432	36,260	5.85%	860,253	40,283	6.27%

Total interest-earning assets (1)	1,307,753	47,154	4.96%	1,287,201	50,815	5.41%
Noninterest-earning assets
Cash and due from banks	15,756			15,101
Allowance for loan losses	(18,992)			(16,625)
Other assets	97,540			91,630

	$1,402,057			$1,377,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$889,531	$6,510	0.98%	$861,296	$8,238	1.28%
Borrowings	237,491	4,760	2.68%	264,333	6,807	3.44%
Subordinated debentures	31,446	1,363	5.80%	31,014	1,229	5.30%

Total interest-bearing liabilities	1,158,468	12,633	1.46%	1,156,643	16,274	1.88%
Noninterest-bearing liabilities
Demand deposits	115,454			93,123
Accrued interest payable and other liabilities	9,989			9,627
Shareholders’ equity	118,146			117,914

	$1,402,057			$1,377,307

Net interest income/spread		$34,521	3.50%		$34,541	3.53%

Net interest income as a percent of average interest earning assets (1)			3.67%			3.72%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the third quarter of 2011, a provision for loan losses of $1.6 million was required to adequately fund the ALLL compared to a provision of $2.7 million for the third quarter of 2010. The provision for the current quarter was the amount required to bring the ALLL to the amount determined to be adequate. Commercial loan net charge-offs during the third quarter of 2011 were $269,000, residential mortgage loan net charge-offs were $86,000, and installment loans net charge-offs were $685,000. The ALLL balance at September 30, 2011 was $19.1 million or 2.04% of total loans. This compares to an ALLL balance of $19.1 million at December 31, 2010 or 2.11% of total loans and $18.0 million at September 30, 2010 or 1.85% of total loans.

For the nine months ended September 30, 2011, the provision for loan losses totaled $4.4 million compared to $8.9 million in the prior year for the same period. Commercial loan net charge-offs during the first nine months of 2011 were $694,000, real estate loan net charge-offs were $827,000, and installment loan net charge-offs were $2.9 million. The $2.9 million in installment loan net charge-offs were comprised of $712,000 of indirect automobile loans, $1.2 million of home equity lines, and $1.0 million primarily of direct home equity installment loans.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2011.

Non-performing loans totaled $23.6 million on September 30, 2011, up from $20.6 million on June 30, 2011, and from $21.7 million on September 30, 2010. As a percentage of total loans, non-performing loans were 2.52% on September 30, 2011, up from 2.44% on June 30, 2011, and 2.22% on September 30, 2010.

The increase of non-performing loans from the prior quarter was primarily due to higher non-performing commercial loans, which increased from $9.6 million on June 30, 2011, to $12.1 million on September 30, 2011. This increase resulted primarily from the addition of two loans totaling $2.1 million secured by a retail income property. Non-performing mortgage loans increased from $7.0 million on June 30, 2011 to $7.2 million on September 30, 2011. Non-performing installment loans increased from $4.0 million on June 30, 2011 to $4.3 million on September 30, 2011.

Real estate and installment non-performing loans on September 30, 2011 included $1.5 million and $1.9 million respectively, of loans in bankruptcy. This compares to $1.7 million and $2.7 million, respectively, on June 30, 2011. These loans are not considered troubled debt restructures (TDR’s) while they are going through bankruptcy, a process that can take six to eighteen months. The Company’s experience with loans in bankruptcy has demonstrated that some debtors continue to make payments during the bankruptcy process, many reaffirm their obligation to the Company when they come out of bankruptcy, and some loans are discharged or restructured by the court. The Company has been accumulating historical data on the performance of loans going through the bankruptcy process and utilizes that data in the calculation of the allowance for loan losses. The recent trend is for fewer loans to be involved in the bankruptcy process. There were three non-performing loans, totaling $235,000, to commercial borrowers in bankruptcy on September 30, 2011.

TDR’s are also included in the non-performing loan totals. TDR’s declined from $6.1 million on June 30, 2011 to $5.7 million on September 30, 2011. Of these, $3.7 million were mortgage loans, $1.2 million were commercial loans, and $849,000 were consumer installment loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

Non-accrual loans totaled $17.8 million on September 30, 2011 up from $14.4 million on June 30, 2011, and $16.8 million on September 30, 2010. The increase in the most recent quarter was primarily due to the aforementioned addition of two large commercial loans secured by retail income property. Non-accrual commercial loans were the largest component at $10.9 million. Non-accrual commercial loans to a hotel owner totaled $4.2 million, and loans secured by retail strip malls totaled $2.3 million. The hotel is under contract to sell with little or no additional loss expected. Loans 90 days delinquent but still on accrual totaled $97,000 on September 30, 2011, up from $55,000 on June 30, 2011, but down from $833,000 on September 30, 2010. Horizon’s policy is to place loans over 90 days delinquent on non-accrual unless they are in the process of collection and a full recovery is expected.

Other Real Estate Owned (OREO) totaled $3.6 million on September 30, 2011, down from $4.1 million on June 30, 2011, and $4.1 million on September 30, 2010. During the quarter, ten properties with a book value of $869,000 as of June 30, 2011 were sold. Another ten with a book value of $461,000 were transferred into OREO status. Three properties were reduced through partial sales or payments by $119,000. On September 30, 2011, OREO was comprised of 28 properties. Of these, five totaling $1.1 million were commercial properties and 23 totaling $2.5 million were residential real estate.

Non-Interest Income

The following is a summary of changes in non-interest income:

	Three Months Ended
	September 30 2011	September 30 2010	Amount Change	Percent Change
Non-interest income
Service charges on deposit accounts	$802	$921	$(119)	-12.9%
Wire transfer fees	167	211	(44)	-20.9%
Interchange fees	721	649	72	11.1%
Fiduciary activities	1,016	934	82	8.8%
Gain (loss) on sale of securities	1,115	336	779	231.8%
Gain on sale of mortgage loans	2,145	2,473	(328)	-13.3%
Mortgage servicing net of impairment	(172)	(331)	159	-48.0%
Increase in cash surrender value of bank owned life insurance	245	246	(1)	-0.4%
Death benefit on officer life insurance	453	—	453	100.0%
Other income	46	209	(163)	-78.0%

Total non-interest income	$6,538	$5,648	$890	15.8%

Service charges on deposit accounts were $119,000 lower during the third quarter of 2011 compared to the same period in 2010 due to the regulatory changes on overdraft fees. Horizon recognized a $1.1 million gain on the sale of securities of during the third quarter of 2011 as the result of restructuring a portion of the investment portfolio, utilizing the gains to offset a $798,000 pre-payment penalty, included in other losses, for the repayment of an FHLB advance before its scheduled maturity. The residential mortgage loan activity during the third quarter of 2011 generated $2.1 million of income from the gain on sale of mortgage loans, down $328,000 from the same period in 2010. This decrease was primarily due to less favorable pricing on loans sold. In addition, competition has increased for purchase transactions which drove down pricing and reduced gain. The company also recognized a $453,000 death benefit on officer life insurance during the third quarter. Other income was $163,000 less for the three months ended September 30, 2011 compared to the same period in 2010 as OREO losses were included in 2011 and one-time income items were included in the 2010 results.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

	Nine Months Ended
	September 30	September 30	Amount	Percent
	2011	2010	Change	Change
Non-interest income
Service charges on deposit accounts	$2,422	$2,750	$(328)	-11.9%
Wire transfer fees	412	536	(124)	-23.1%
Interchange fees	1,905	1,663	242	14.6%
Fiduciary activities	2,911	2,936	(25)	-0.9%
Gain (loss) on sale of securities	1,754	467	1,287	275.6%
Gain on sale of mortgage loans	3,986	5,529	(1,543)	-27.9%
Mortgage servicing net of impairment	691	(363)	1,054	-290.4%
Increase in cash surrender value of bank owned life insurance	661	599	62	10.4%
Death benefit on officer life insurance	453	—	453	100.0%
Other income	105	828	(723)	-87.3%

Total non-interest income	$15,300	$14,945	$355	2.4%

Service charges on deposit accounts were $328,000 lower during the first nine months of 2011 compared to the same period in 2010 due to the regulatory changes on overdraft fees. Interchange fees increase $242,000 during the first nine months of 2011 compared to the same period of 2010 due to increased activity. Horizon recognized a $1.8 million gain on the sale of securities of during the first nine months of 2011 as the result of restructuring a portion of the investment portfolio, utilizing the gains to offset a $798,000 pre-payment penalty, included in other losses, for the repayment of an FHLB advance before its scheduled maturity during the third quarter. The residential mortgage loan activity during the first nine months of 2011 generated $4.0 million of income from the gain on sale of mortgage loans, down $1.5 million from the same period in 2010. This decrease was primarily due to less favorable pricing on loans sold as interest rates abruptly increased at the end of the fourth quarter of 2010 negatively impacting gain-on-sale. In addition competition increased for purchase transactions which drove down pricing and reduced gain. This reduction in gain on sale of mortgage loans was partially offset by impairment recovered on the Company’s mortgage servicing asset. The company also recognized a $453,000 death benefit on officer life insurance during the third quarter. Other income was $723,000 less for the nine months ended September 30, 2011 compared to the same period in 2010 as OREO losses were included in 2011 and one-time income items were included in the 2010 results.

Non-Interest Expense

The following is a summary of changes in non-interest expense:

	Three Months Ended
	September 30	September 30	Amount	Percent
	2011	2010	Change	Change
Non-interest expense
Salaries	$3,975	$3,838	$137	3.6%
Commission and bonuses	942	1,231	(289)	-23.5%
Employee benefits	1,164	916	248	27.1%
Net occupancy expenses	1,056	1,036	20	1.9%
Data processing	549	502	47	9.4%
Professional fees	359	417	(58)	-13.9%
Outside services and consultants	454	374	80	21.4%
Loan expense	820	855	(35)	-4.1%
FDIC deposit insurance	254	423	(169)	-40.0%
Other losses	1,088	143	945	660.8%
Other expenses	1,652	1,522	130	8.5%

Total non-interest expense	$12,313	$11,257	$1,056	9.4%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

Total non-interest expenses were $1.1 million higher in the third quarter of 2011 compared to the third quarter of 2010. Salaries, commissions and bonuses, and employee benefits increased $96,000 compared to the same quarter in 2010. This increase is the result of annual merit pay increases. FDIC deposit insurance expense decreased during the third quarter of 2011 compared to 2010 as the new assessment calculation resulted in lower expense for the Bank. Other losses for the three months ending September 30, 2011 included a $798,000 pre-payment penalty from the early repayment of an FHLB advance and $210,000 for the settlement of a lawsuit. The increase in other expenses compared to the same period in 2010 included increases primarily in reoccurring items due to higher costs and growth.

	Nine Months Ended
	September 30	September 30	Amount	Percent
	2011	2010	Change	Change
Non-interest expense
Salaries	$11,509	$10,776	$733	6.8%
Commission and bonuses	2,158	2,329	(171)	-7.3%
Employee benefits	3,245	2,868	377	13.1%
Net occupancy expenses	3,176	3,077	99	3.2%
Data processing	1,450	1,474	(24)	-1.6%
Professional fees	1,039	1,418	(379)	-26.7%
Outside services and consultants	1,221	1,163	58	5.0%
Loan expense	2,276	2,376	(100)	-4.2%
FDIC deposit insurance	944	1,219	(275)	-22.6%
Other losses	1,365	180	1,185	658.3%
Other expenses	4,675	4,115	560	13.6%

Total non-interest expense	$33,058	$30,995	$2,063	6.7%

Total non-interest expenses were $2.1 million higher in the first nine months of 2011 compared to the same period in 2010. Salaries, commissions and bonuses, and employee benefits increased $939,000 compared to the same period in 2010. This increase is the result of additional payroll expense from the consolidation of the American Trust & Savings Bank transaction that closed at the end of the second quarter of 2010, the expansion into Portage, Michigan, annual merit pay increases, and an increase in employee health insurance expense. Professional fees decreased during the first nine months of 2011 as transaction costs associated with the American Trust & Savings Bank transaction were included in the 2010 results. FDIC deposit insurance expense decreased during the first nine months of 2011 compared to 2010 as the new assessment calculation resulted in lower expense for the Bank. Other losses for the nine months ending September 30, 2011 included a $798,000 pre-payment penalty from the early repayment of an FHLB advance, a $210,000 settlement of a lawsuit, and write downs on bank owned property. The increase in other expenses compared to the same period in 2010 included increases primarily in reoccurring items due to higher costs and growth.

Income Taxes

Income tax expense for the third quarter of 2011 was $1.2 million compared to $1.1 million of tax expense for the third quarter of 2010. The effective tax rate for the third quarter of 2011 was 26.5% compared to 24.7% in 2010. The increase in the effective tax rate is primarily due to higher income before income tax for the third quarter of 2011 compared to the same period in 2010 with a similar level of tax exempt income.

Income tax expense for the first nine months of 2011 was $3.0 million compared to $2.0 million of tax expense for the first nine months of 2010. The effective tax rate for the first half of 2011 was 24.7% compared to 21.0% in 2010. The increase in the effective tax rate is primarily due to higher income before income tax for the first half of 2011 compared to the same period in 2010 with a similar level of tax exempt income.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2011

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds form the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2011, cash and cash equivalents increased by approximately $2.8 million. At September 30, 2011, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $211.8 million in unused credit lines with various money center banks, including the FHLB at September 30, 2011 compared to $380.8 million at December 31, 2010 and $405.1 million at September 30, 2010.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2011. Stockholders’ equity totaled $118.7 million as of September 30, 2011, compared to $112.3 million as of December 31, 2010. At September 30, 2011, the quarter’s ratio of average stockholders’ equity to average assets was 8.60% compared to 8.22% at December 31, 2010. Horizon’s capital increased during the nine months as a result of increased earnings and an increase in accumulated other comprehensive income, net of dividends declared, the amortization of unearned compensation, and the redemption of $18.75 million of the US Treasury’s preferred stock investment under the TARP Capital Purchase Program using $6.25 million in cash and a $12.5 million investment by the US Treasury under the Small Business Lending Fund.

Horizon declared dividends in the amount of $0.52 per share during the first nine months of 2011 compared to $0.51 for the same period of 2010. The dividend payout ratio (dividends as a percent of basic earnings per share) was 21.4% and 25.6% for the first nine months of 2011 and 2010, respectively. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2010.

SBLF Offering and TARP Repurchase

On August 25, 2011, we completed the sale of 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), for aggregate consideration of $12.5 million, to the U.S. Treasury pursuant to the Small Business Lending Fund program. Concurrently with this transaction, we redeemed all 18,750 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), that remained outstanding under the TARP Capital Purchase Program. The redemption of the Series A Preferred stock was funded by the $12.5 million in proceeds from the sale of the Series B Preferred Stock together with other available funds.

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Nine Months Ended September 30, 2011

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

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2011, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2011, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

ITEM 1.	LEGAL PROCEEDINGS

On August 31, 2011, Horizon reached a settlement with respect to claims made by Capitol Bancorp and one of its subsidiaries, Michigan Commerce Bank, in a Verified Complaint filed in Kalamazoo County Circuit Court, Case No. 2010 — 0300-CK, on September 1, 2010. Horizon paid $210,000 to settle the claims without admitting any liability or wrongdoing.

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

An investment in Horizon’s securities is subject to risks inherent to our business. The material risks and uncertainties that management believes currently affect Horizon are described below. Before making an investment decision, you should carefully consider these risks as well as information we include or incorporate by reference in this report and other filings we make with the SEC. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, our results could differ materially from the forward-looking statements. All forward-looking statements in this report are current only as of the date on which the statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.

Risks Related to Our Business

As a financial institution, we are subject to a number of risks relating to our day-to-day business.

As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:

•	Credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	Market risk: the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;

•	Liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs;

•	Operational risk: the risk of loss resulting from fraud, inadequate or failed internal processes, people and systems, or external events;

•	Economic risk: the risk that the economy in our markets could decline further resulting in increased unemployment, decreased real estate values and increased loan charge-offs; and

•	Compliance risk: the risk of additional action by our regulators or additional regulation could hinder our ability to do business profitably.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which have continued in 2011. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we continue to take steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, since July 21, 2011, financial institutions can offer interest on demand deposits to compete for customers. We are offering interest on demand deposits, but we do not expect this change to have a material adverse effect on our financial condition and results of operations.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

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

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

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

Our primary market area for deposits and loans consists of LaPorte and Porter Counties in Northwestern Indiana and Berrien County in Southwestern Michigan. During 2011, unemployment rates have remained at or near record levels in our primary market area, resulting in continued high levels of consumer delinquencies and bankruptcy filings. The continued economic slowdown could hurt our business. The possible consequences of such a continued downturn could include the following:

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

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

We cannot guaranty that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations and may restrict our ability to grow.

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

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

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

As of September 30, 2011, we had $8.3 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in further impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 9, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets”, to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

We are subject to extensive regulation and changes in laws, regulations and policies could adversely affect our business.

Our operations are subject to extensive regulation by federal agencies. See “Supervision and Regulation” in the description of our Business in Part I of our 2010 Form 10-K for detailed information on the laws and regulations to which we are subject. As apparent from the recent Emergency Economic Stabilization Act (“EESA”), Troubled Asset Relief Program (“TARP”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Dodd-Frank Act of 2010 legislation, changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine.

In addition to the EESA, TARP, ARRA and Dodd-Frank mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The new laws described above, together with additional actions announced by the U.S. Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, Dodd-Frank other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including Horizon.

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

We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people and systems includes the risk of fraud by persons inside or outside Horizon, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

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

For the Three and Nine Months Ended September 30, 2011

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

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

Our participation in the Small Business Lending Fund program restricts our ability to pay dividends to repurchase our securities and could have other negative effects.

On August 25, 2011, we sold 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), to the U.S. Treasury pursuant to the Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The terms of the Series B Preferred Stock impose limits on our ability to pay dividends and repurchase shares of common stock. Under the terms of the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities (including our common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. In addition, we may declare and pay a dividend on our common stock or other stock junior to the Series B Preferred Stock, or repurchase shares of any such class or series of stock, only if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, which was $118,724,000, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock.

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

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

Risks Related to the Series B Preferred Stock

The Series B Preferred Stock is equity and is subordinate to all of our existing and future indebtedness; regulatory and contractual restrictions may limit or prevent us from paying dividends on the Series B Preferred Stock; and the Series B Preferred Stock places no limitations on the amount of indebtedness we and our subsidiaries may incur in the future.

Shares of the Series B Preferred Stock are equity interests in Horizon and do not constitute indebtedness. As such, the Series B Preferred Stock, like our common stock, ranks junior to all indebtedness and other non-equity claims against Horizon with respect to assets available to satisfy claims against Horizon, including in a liquidation of Horizon. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series B Preferred Stock, dividends are payable only when, as and if authorized and declared by, our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant.

Horizon is an entity separate and distinct from the Bank, our principal subsidiary, and derives a significant portion of its revenue in the form of dividends from the Bank. Accordingly, Horizon is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on the Series B Preferred Stock. Horizon’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements while maintaining its required capital. In the event the Bank is unable to pay dividends to Horizon, Horizon may not be able to pay dividends on the Series B Preferred Stock. In addition, the Series B Preferred Stock does not limit the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series B Preferred Stock or to which the Series B Preferred Stock will be structurally subordinated.

An active trading market for the Series B Preferred Stock does not currently exist and is unlikely to develop.

The Series B Preferred Stock is not currently listed on any national securities exchange, and we do not intend to list the Series B Preferred Stock on a national securities exchange unless we are requested to do so by the U.S. Treasury. Even if requested to so do by the U.S. Treasury, it is not certain that such a listing can be achieved given the current exchange listing requirements, and even if listing is achieved, it is unlikely that an active trading market for the Series B Preferred Stock will develop, or, if developed, that an active trading market will be maintained. If an active trading market does not develop, the market value and liquidity of the Series B Preferred Stock may be adversely affected.

Dividends on the Series B Preferred Stock are non-cumulative.

Dividends on the shares of Series B Preferred Stock are non-cumulative. If our Board of Directors does not authorize and declare a dividend on the Series B Preferred Stock for any dividend period, such unpaid dividend will not accrue and will not be payable to holders of the Series B Preferred Stock even if dividends are declared for any subsequent dividend period.

Initially the dividend rate on the Series Preferred Stock will fluctuate based on our level of Qualified Small Business Lending as compared to our Small Business Lending Baseline.

The per annum dividend rate on the shares of Series B Preferred Stock applicable to the first quarter is five percent. For the second through tenth quarters, the rate will be adjusted quarterly to reflect the percent of change in our Qualified Small Business Lending from our Small Business Lending baseline and may fluctuate between one percent and five percent per annum. The dividend rate will be a fixed rate for the eleventh quarter through the date that is four-and-a-half years from the issuance date of the shares of Series B Preferred Stock and will be based on the rate in effect for the tenth quarter. Depending on the percentage increase in our Qualified Small Business Lending over our Small Business Lending baseline, the fixed rate will be between one percent and five percent per annum. If there has been no increase (or a decrease) in our Qualified Small Business Lending over our Small Business Lending baseline, the fixed rate will be seven percent per annum. For all quarters subsequent to the four-and-one-half anniversary of issuance, the rate will be nine percent per annum.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

Holders of the Series B Preferred Stock have limited voting rights.

Holders of the Series B Preferred Stock only have the right to vote as a separate class on certain matters relating to the rights of holders of Series B Preferred Stock and on certain corporate transactions. Except with respect to such matters, the Series B Preferred Stock does not have voting rights. The matters on which the holders of Series B Preferred Stock would have the right to vote include amendments to Horizon’s Articles of Incorporation adversely affecting the Series B Preferred Stock or certain fundamental transactions affecting the Series B Preferred Stock, and in connection with the authorization of stock senior to the Series B Preferred Stock. If Horizon misses five dividend payments on the Series B Preferred Stock, whether or not consecutive, the holder of the Series B Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer who will attend all meetings of Horizon’s Board of Directors, but such observer will not have the right to vote.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On August 25, 2011, Horizon issued and sold to the Secretary of the U.S. Treasury 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), par value $0.01 per share, having a liquidation value of $1,000 per share, for a capital contribution of $12,500,000. The sale was made in conjunction with the U.S. Treasury’s SBLF program established under the Small Business Jobs Act of 2010. Horizon issued the shares of Series B Preferred Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter associated with this transaction. Proceeds from the transaction were used to redeem 12,500 shares of Horizon’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”). On August 25, 2011, Horizon used the proceeds from the issuance of the Series B Preferred Stock, together with other available funds, to repurchase from the U.S. Treasury the remaining 18,750 shares of its Series A Preferred Stock at a liquidation amount of $1,000 per share for a redemption price of $18,750,000, plus accrued but unpaid dividends to the redemption date. The Series A Preferred Stock was issued to the U.S. Treasury in December 2008 in connection with Horizon’s participation in the TARP Capital Purchase Program. Additional information on the Series A Preferred Stock redemption and the Series B Preferred Stock issuance, including terms of the SBLF program, are included in our Form 8-K, filed with the SEC on August 26, 2011.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases that we made of our common stock during the quarter ended September 30, 2011:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Minimum Number of Shares That may yet be Purchased Under the Plan or Program
July 1 – 31, 2011	—		$—	—	—
August 1 – 31, 2011	—		$—	—	—
September 1 – 30, 2011	16,064	(1)	$26.30	—	—

(1)	The 16,064 shares purchases were not part of a publicly announced repurchase plan or program. The repurchased shares were formerly restricted shares that had been issued to certain employees who were subject to restrictions on the receipt of cash bonuses and other payments under the TARP Capital Purchase Program. The restrictions lapsed on August 15, 2011, when Horizon redeemed the 18,750 shares of Series A Preferred Stock that remained outstanding under the TARP Capital Purchase Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	(REMOVED AND RESERVED)

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2011

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Horizon Bancorp, as amended

4.1	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B. Incorporated by reference to Exhibit 4.2 in the Registrants Form 8-K filed on August 26, 2011.

10.1	Securities Purchase Agreement, dated August 25, 2011, between the Secretary of the U.S. Treasury and Horizon Bancorp. Incorporated by reference to Exhibit 10.1 in the Registrants Form 8-K filed on August 26, 2011.

10.2	Repurchase Letter Agreement, dated August 25, 2011, between the Secretary of the U.S. Treasury and Horizon Bancorp. Incorporated by reference to Exhibit 10.2 in the Registrants Form 8-K filed on August 26, 2011.

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of Mark E. Secor

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data File*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: November 14, 2011	/s/ CRAIG M. DWIGHT
Craig M. Dwight
Chief Executive Officer

Dated: November 14, 2011	/s/ MARK E. SECOR
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1	Articles of Incorporation of Horizon Bancorp, as amended	Attached

4.1	Form of Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.2 in the Registrants Form 8-K filed on August 26, 2011

10.1	Securities Purchase Agreement, dated August 25, 2011, between the Secretary of the U.S. Treasury and Horizon Bancorp.	Incorporated by reference to Exhibit 10.1 in the Registrants Form 8-K filed on August 26, 2011.

10.2	Repurchase Letter Agreement, dated August 25, 2011, between the Secretary of the U.S. Treasury and Horizon Bancorp.	Incorporated by reference to Exhibit 10.2 in the Registrants Form 8-K filed on August 26, 2011

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data File*	Attached

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.