Form 10-K
period 2011-12-31
HORIZON BANCORP /IN/
filed 2012-03-12
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 0-10792

Horizon Bancorp

(Exact name of registrant as specified in its charter)

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Square, Michigan City 46360

(Address of principal executive offices) (Zip Code)

219-879-0211

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $80.3 million.

As of March 12, 2012, the registrant had 4,967,196 shares of common stock outstanding.

Documents Incorporated by Reference Document	Part of Form 10-K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 3, 2012 annual meeting of shareholders	III

HORIZON BANCORP

2011 Annual Report on Form 10-K

HORIZON BANCORP

(Table dollars in thousands except per share data)

PART I

In addition to historical information, information included and incorporated by reference in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussion of our forward-looking statements, associated risks and risk factors below in Item 1. “Business – Forward-Looking Statements and Risk Factors” and in Item  1A. “Risk Factors.”

ITEM 1. BUSINESS

The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

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

On June 1, 2010, the Company announced the completion of the purchase of assets and the assumption of liabilities of American Trust & Savings Bank (“American”) in Whiting, Indiana. The transaction was consummated on May 28, 2010. The Company purchased most of the banking-related assets of American, totaling $107.8 million and assumed all the deposits, federal home loan bank advances, trust preferred securities, and accrued interest payable in the approximate amount of $110.3 million. The Company paid a deposit premium on core deposits of approximately $2.1 million and $500,000 in additional consideration. The Company engaged in this transaction in the expectation that it would realize increased profits through increasing its investment securities, loans, and deposits within a new market area. In total, the Bank maintains 22 full service offices. At December 31, 2011, the Bank had total assets of $1.55 billion and total deposits of $1.00 billion. The Bank has three wholly-owned subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Insurance offered a full line of personal and corporate insurance products until March 2005, at which time the majority of its assets were sold to a third party. Horizon Insurance is no longer an operating subsidiary and is primarily used to collect residual insurance income. Horizon Grantor Trust holds title to certain company owned life insurance policies.

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

No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2011, revenues from loans accounted for 59.3% of the total consolidated revenue, and revenues from investment securities accounted for 16.8% of total consolidated revenue.

HORIZON BANCORP

(Table dollars in thousands except per share data)

Available Information

The Company’s Internet address is www.accesshorizon.com. The Company makes available, free of charge through the “Investor Relations—SEC Filings” section of its Internet website, copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the SEC.

Employees

The Bank employed approximately 323 full and part-time employees as of December 31, 2011. Horizon, Horizon Insurance and Horizon Grantor Trust do not have any employees.

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

Based on deposits as of June 30, 2011, Horizon was the largest of the 10 bank and thrift institutions in LaPorte County with a 33.07% market share and the sixth largest of the 14 institutions in Porter County with a 9.49% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 10 bank and thrift institutions with a 7.24% market share. Horizon’s market share of deposits in Lake County, Indiana was just over 1% at 1.46%, and less than 1% in each of the counties of St. Joseph and Elkhart Counties in Indiana and Kalamazoo County in Michigan. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).

Regulation and Supervision

As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the FRB and the Federal Deposit Insurance Corporation (“FDIC”). Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to, or the prior approval of, the OCC. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state is no longer required.

The Bank Holding Company Act

Horizon is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and management strength for their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, codified this policy. Under this requirement, Horizon is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which Horizon might not otherwise do so. For this purpose, “source of financial strength” means Horizon’s ability to provide financial assistance to the Bank in the event of the Bank’s financial distress.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

(as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2011, see the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below, which is incorporated herein by reference.

National Bank Act

As a national bank, the Bank is subject to the provisions of the National Bank Act. The Bank is supervised, regulated, and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.

Deposit Insurance and Assessments

The Bank’s deposits are insured to applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). Banks are subject to deposit insurance premiums and assessments to maintain the DIF. A bank’s deposit insurance premium assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) has resulted in significant changes to the FDIC’s deposit insurance system. Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

Also as a consequence of the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed, effective April 1, 2011, from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Effective April 1, 2011, the initial base assessment rates were as follows:

•	For small Risk Category I banks, such as Horizon, the rates range from 5-9 basis points.

•	The rates for small institutions in Risk Categories II, III and IV are 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the rate schedule ranges from 5 to 35 basis points.

Adjustments are made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. Horizon’s FDIC deposit insurance expense decreased during 2011 compared to 2010 as the new assessment calculation resulted in lower expense for the Bank. In addition, the Bank used $2.7 million of the $5 million of the premiums prepaid on December 30, 2009 to offset assessment for 2011. The FDIC is continuing to offset the regular insurance assessments until the earlier of the exhaustion of an institution’s prepaid assessments or June 30, 2013. Any prepaid assessment remaining after collection of the amount due on June 30, 2013, will be returned to the institution.

The Dodd-Frank Act also extended unlimited insurance on noninterest bearing accounts for no additional charges through December 31, 2012. Under this program, traditional noninterest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012.

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

FDIC-insured institutions are also subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2011, the FICO assessment rate ranged between 0.68 and 1.02 basis points for each $100 of insured deposits per quarter. For the first quarter of 2012, the FICO assessment rate is 0.66 basis points for each $100 in domestic deposits maintained at an institution.

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

Effective July 21, 2011, among other changes, the Dodd-Frank Act eliminated the exceptions under Section 23A of the Federal Reserve Act for transactions with financial subsidiaries and expanded the scope of transactions treated as “covered transactions” to include derivatives transactions and securities repurchase agreements. The Dodd-Frank Act also expands the types of transactions subject to insider lending limits.

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

On November 10, 2010, Horizon repurchased from the U.S. Department of the Treasury (the “Treasury”) 6,250 shares, or 25%, of the 25,000 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), that Horizon had issued to the Treasury in December 2008 in connection with Horizon’s participation

HORIZON BANCORP

(Table dollars in thousands except per share data)

in the Troubled Asset Relief Program Capital Purchase Program. On August 25, 2011, Horizon issued 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), for proceeds of $12.5 million and used those proceeds, together with otherwise available funds, to redeem the remaining 18,750, or 75%, of the outstanding shares of Series A Preferred Stock held by the Treasury.

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2011.

	$000,00.00	$000,00.00	$000,00.00	$000,00.00	$000,00.00	$000,00.00
	Actual		For Capital[1] Adequacy Purposes		For Well[1] Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011

Total capital[1] (to risk-weighted assets)
Consolidated	$151,396	14.20%	$85,294	8.00%	N/A	N/A
Bank	139,862	13.12%	85,282	8.00%	$106,602	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	138,001	12.94%	42,659	4.00%	N/A	N/A
Bank	126,467	11.86%	42,653	4.00%	63,980	6.00%

Tier 1 capital[1] (to average assets)
Consolidated	138,001	9.27%	59,547	4.00%	N/A	N/A
Bank	126,467	8.50%	59,514	4.00%	74,392	5.00%

[1]	As defined by regulatory agencies

The Dodd-Frank Act also requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries, except that bank holding companies with less than $500 million in assets are exempt from these capital requirements.

Dividends

Dividends received from the Bank are the primary source of Horizon’s revenues. The Bank’s payment of dividends, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, the Bank, as a national bank, is required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the Federal Deposit Insurance Act, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

During the period that the Series A Preferred Stock issued to the Treasury was outstanding, Horizon’s ability to declare, pay or increase dividends on its shares of common stock was further restricted. These restrictions terminated on August 25, 2011, when Horizon completed the redemption of all of the outstanding shares of Series A Preferred Stock. However, the issuance to the Treasury of the Series B Preferred Stock resulted in the imposition of new limitations on Horizon’s ability to pay dividends. Under the terms of the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities, including the common stock, during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. Horizon does not anticipate that these restrictions will affect its ability to pay the required dividends on the Series B Preferred Stock or its ability to continue to pay dividends on its common stock.

Prompt Corrective Regulatory Action.

Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically

HORIZON BANCORP

(Table dollars in thousands except per share data)

undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. At December 31, 2011, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Recent Legislative Developments

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect how community banks, thrifts, and small bank and thrift holding companies are regulated in the future. Among other things, these provisions have resulted in the abolishment of the Office of Thrift Supervision and the transfer on its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage and imposed new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of Horizon in substantial and unpredictable

HORIZON BANCORP

(Table dollars in thousands except per share data)

ways. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable.

The ultimate effect of the Dodd-Frank Act on the financial services industry in general, and Horizon in particular, remains uncertain. Many aspects of the Dodd-Frank Act are subject to future rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Horizon and the financial services industry more generally. Horizon’s management continues to review rules and regulations adopted pursuant to the Dodd-Frank Act and assess their probable impact on the business, financial condition and results of operations of Horizon.

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2011, the Bank’s investment in stock of the FHLB of Indianapolis was $11.4 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2011, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $277,000, for an annualized rate of 2.61%.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

II.	INVESTMENT PORTFOLIO

A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2011		December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$12,693	$13,022	$24,727	$25,251	$19,612	$20,085
State and municipal	135,011	143,890	132,380	131,489	107,160	109,149
Federal agency collateralized mtg. obligations	89,016	91,122	100,106	101,837	76,222	77,289
Federal agency mortgage-backed pools	173,797	179,351	114,390	117,895	113,633	118,661
Private labeled mortgage-backed pools	3,518	3,636	5,197	5,323	7,779	7,606
Corporate notes	32	24	555	549	355	342

Total available for sale	414,067	431,045	377,355	382,344	324,761	333,132

Total held to maturity, state and municipal	7,100	7,134	9,595	9,595	11,657	11,687

Total investment securities	$421,167	$438,179	$386,950	$391,939	$336,418	$344,819

B.	The following is a schedule of maturities of each category of available for sale and held to maturity debt securities and the related weighted-average yield of such securities as of December 31, 2011:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
Available for sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and federal agencies(1)	$—	0.00%	$7,907	2.83%	$5,115	2.99%	$—	0.00%
State and municipal	940	2.66%	24,003	3.63%	49,939	3.73%	69,008	3.86%
Federal agency collateralized mtg. obligations(2)	—	0.00%	—	0.00%	4,969	3.90%	86,153	3.52%
Federal agency mortgage-backed pools(2)	162	4.51%	901	4.10%	38,851	3.71%	139,437	3.78%
Private labeled mortgage-backed pools(2)	—	0.00%	—	0.00%	3,636	4.93%	—	0.00%
Corporate notes	—	0.00%	—	0.00%	—	0.00%	24	0.00%

Total available for sale	$1,102	2.93%	$32,811	3.45%	$102,510	3.57%	$294,622	3.72%

Total held to maturity, state and municipal	$7,134	2.65%	$—	0.00%	$—	0.00%	$—	0.00%

Total investment securities	$8,236	2.69%	$32,811	3.45%	$102,510	3.57%	$294,622	3.72%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

HORIZON BANCORP

(Table dollars in thousands except per share data)

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2011.

III.	LOAN PORTFOLIO

A.	Types of Loans—Total loans on the balance sheet are comprised of the following classifications for the years indicated.

	December 31 2011	December 31 2010	December 31 2009	December 31 2008	December 31 2007
Commercial	$352,376	$330,018	$314,517	$310,842	$307,535
Real estate	157,141	162,435	133,892	167,766	216,019
Mortgage warehouse	208,299	123,743	166,698	123,287	78,225
Consumer	265,377	266,681	271,210	280,072	287,073

	983,193	882,877	886,317	881,967	888,852
Allowance for loan losses	(18,882)	(19,064)	(16,015)	(11,410)	(9,791)

Total loans	$964,311	$863,813	$870,302	$870,557	$879,061

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates—The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2011:

	000000000	000000000	000000000	000000000
	One Year or Less	One Through Five Years	After Five Years	Total
Maturing or repricing Commercial, financial, agricultural and commercial tax-exempt loans	$280,413	$62,784	$9,179	$352,376

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	000000000	000000000
	Fixed Rate	Variable Rate
Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$67,518	$4,445

HORIZON BANCORP

(Table dollars in thousands except per share data)

C.	Risk Elements

Non-accrual, Past Due and Restructured Loans—The following schedule summarizes non-accrual, past due and restructured loans.

	December 31 2011	December 31 2010	December 31 2009	December 31 2008	December 31 2007
Non-performing loans
Commercial
More than 90 days past due	$—	$—	$1,086	$49	$—
Non-accrual	6,905	7,508	8,143	5,118	1,870
Trouble debt restructuring—accruing	—	574	—	—	—
Trouble debt restructuring—non-accrual	1,053	—	—	—	—
Real estate
More than 90 days past due	—	222	296	464	—
Non-accrual	4,694	5,483	1,257	1,440	512
Trouble debt restructuring—accruing	2,682	3,380	3,266	—	—
Trouble debt restructuring—non-accrual	1,120	241	—	—	—
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring—accruing	—	—	—	—	—
Trouble debt restructuring—non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	37	136	376	318	87
Non-accrual	2,769	3,682	2,515	474	480
Trouble debt restructuring—accruing	858	165	206	—	—
Trouble debt restructuring—non-accrual	25	37	—	—	—

Total non-performing loans	20,143	21,428	17,145	7,863	2,949

Other real estate owned and repossessed collateral
Commercial	1,092	1,622	544	—	—
Real estate	1,708	1,042	1,186	2,772	238
Mortgage warehouse	—	—	—	—	—
Consumer	49	—	23	207	303

Total other real estate owned and repossessed collateral	2,849	2,664	1,753	2,979	541

Total non-performing assets	$22,992	$24,092	$18,898	$10,842	$3,490

00000000000
Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2011, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$1,265
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2011, and included in net income for the period.	481

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2011.	$784

Discussion of Non-Accrual Policy

1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days or have had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status.

HORIZON BANCORP

(Table dollars in thousands except per share data)

2.	Potential Problem Loans:

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $20.1 million and $21.4 million at December 31, 2011 and 2010. The allowance for impaired and non-accrual loans, included in the Bank’s allowance for loan losses totaled $4.6 million and $3.4 million at those respective dates. The average balance of impaired loans during 2011 and 2010 was $8.2 million and $8.5 million.

3.	Foreign Outstandings:

None

4.	Loan Concentrations:

As of December 31, 2011, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2011, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

	0000000000	0000000000	0000000000	0000000000	0000000000
	December 31 2011	December 31 2010	December 31 2009	December 31 2008	December 31 2007
Loans outstanding at the end of the period (1)	$983,193	$882,877	$886,317	$886,317	$888,852
Average loans outstanding during the period (1)	862,498	878,181	892,431	848,279	853,314

(1)	Net of unearned income and deferred loan fees

	December 31 2011	December 31 2010	December 31 2009	December 31 2008	December 31 2007
Balance at beginning of the period	$19,064	$16,015	$11,410	$9,791	$8,738
Loans charged-off:
Commercial	967	3,856	2,461	1,358	—
Real estate	956	811	432	351	36
Consumer	4,757	5,067	7,354	5,277	2,701

Total loans charged-off	6,680	9,734	10,247	6,986	2,737
Recoveries of loans previously charged-off:
Commercial	163	233	66	15	48
Real estate	10	1	—	50	—
Consumer	1,043	995	1,183	972	674

Total loan recoveries	1,216	1,229	1,249	1,037	722

Net loans charged-off	5,464	8,505	8,998	5,949	2,015
Provision charged to operating expense	5,282	11,554	13,603	7,568	3,068

Balance at the end of the period	$18,882	$19,064	$16,015	$11,410	$9,791

Percent of net charge-offs to average loans outstanding for the period	0.63%	0.97%	1.01%	0.70%	0.24%

HORIZON BANCORP

(Table dollars in thousands except per share data)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31 2011		December 31 2010		December 31 2009		December 31 2008		December 31 2007
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$8,017	36%	$7,554	38%	$5,766	35%	$3,202	35%	$2,656	35%
Real estate	2,472	16%	2,379	18%	1,933	15%	973	19%	779	24%
Mortgage warehousing	1,695	21%	1,435	14%	1,455	19%	1,354	14%	1,309	9%
Consumer	6,698	27%	7,696	30%	6,861	31%	5,881	32%	5,047	32%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$18,882	100%	$19,064	100%	$16,015	100%	$11,410	100%	$9,791	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2011, Horizon processed approximately $2.2 billion in mortgage warehouse loans.

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

	December 31 2011	December 31 2010
Outstanding at year end	$43,849	$45,394
Approximate weighted-average interest rate at year-end	0.14%	0.18%
Highest amount outstanding as of any month-end during the year	$43,849	$49,656
Approximate average outstanding during the year	$40,291	$43,599
Approximate weighted-average interest during the year	0.16%	0.19%

HORIZON BANCORP

(Table dollars in thousands except per share data)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

A cautionary note about forward-looking statements: In its oral and written statements, Horizon from time to time includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about Horizon’s financial and business performance as well as economic and market conditions. They often can be identified by the use of words such as “expect,” “may,” “could,” “will,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and variations of such words and similar expressions.

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

By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors, such as the following:

•	economic conditions and their impact on Horizon and its customers;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values on loans, collateral securing loans and other assets;

•	sources of liquidity;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be required by regulatory agencies;

•	rapid technological developments and changes;

•	containing costs and expenses;

•

risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

You are cautioned that actual results may differ materially from those contained in the forward-looking statement. The discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K lists some of the factors that could cause Horizon’s actual results to vary materially from those expressed in or implied by any forward-looking statements. Your attention is directed to this discussion.

Other risks and uncertainties that could affect Horizon’s future performance are set forth immediately below in Item 1A–Risk Factors.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business operations.

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

We are operating in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which continued through 2011. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we continue to take steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

Our financial performance may be adversely impacted if we are unable to continue to grow our commercial and consumer loan portfolios, obtain low-cost funds and compete with other providers of financial services.

Our ability to maintain our history of record earnings year after year will depend, in large part, on our ability to continue to grow our loan portfolios and obtain low-cost funds. For the past seven years, we focused on increasing consumer loans, and we intend to continue to emphasize and grow consumer, as well as commercial loans in the foreseeable future. This represented a shift in our emphasis from prior years when we focused on mortgage banking services, which generated a large portion of our income during those years.

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

Our holdings of construction, land and home equity loans may pose more credit risk than other types of mortgage loans.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

Our primary market area for deposits and loans consists of LaPorte and Porter Counties in Northwestern Indiana and Berrien County in Southwestern Michigan. During 2011, unemployment rates remained at elevated levels in our primary market area, resulting in continued high levels of consumer delinquencies and bankruptcy filings. The continued economic slowdown could hurt our business. The possible consequences of such a continued downturn could include the following:

•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral for loans;

•	an increase in loans charged off;

•	an increase in the Company’s expense to fund loan loss reserves;

•	an increase in collection costs;

•	a decline in the demand for our products and services;

•	an increase in non-accrual loans and other real estate owned.

HORIZON BANCORP

(Table dollars in thousands except per share data)

The loss of key members of our senior management team could affect our ability to operate effectively.

We depend heavily on the services of our existing senior management team, particularly our CEO Craig M. Dwight, to carry out our business and investment strategies. As we continue to grow and expand our business and our locations, products and services, we will increasingly need to rely on Mr. Dwight’s experience, judgment and expertise as well as that of the other members of our senior management team and will also need to continue to attract and retain qualified banking personnel at all levels. Competition for such personnel is intense in our geographic market areas. If we are unable to attract and retain talented people, our business could suffer. The loss of the services of any senior management personnel, particularly Mr. Dwight, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our consolidated results of operations, financial condition and prospects.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to fund acquisitions and to provide us with sufficient capital resources and liquidity to meet our commitments, regulatory capital requirements and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Although we are currently, and have historically been, “well capitalized” for regulatory purposes, our capital levels are not far in excess of the well capitalized threshold, and in the past we have been required to maintain increased levels of capital in connection with certain acquisitions. Additionally, we periodically explore acquisition opportunities with other financial institutions, some of which are in distressed financial condition. Any future acquisition, particularly the acquisition of a significantly troubled institution or an institution of comparable size to us, may require us to raise additional capital in order to obtain regulatory approval and/or to remain well capitalized.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

We buy loans originated by mortgage bankers and automobile dealers. Because we must rely on the mortgage bankers and automobile dealers in making and documenting these loans, there is an increased risk of fraud to us on the part of the third-party originators and the underlying borrowers. In order to guard against this increased risk, we perform investigations on the mortgage companies with whom we do business, and we review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance. However, there is no guarantee that our procedures will detect all cases of fraud or legal noncompliance.

Our mortgage lending profitability could be significantly reduced if we are not able to resell mortgages or experience other problems with the secondary market process or are unable to retain our mortgage loan sales force due to regulatory changes.

Currently, we sell a substantial portion of the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and to sell them in the secondary market at a gain. Thus, we are dependent upon the existence of an active secondary market and our ability to profitably sell loans into that market.

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac and Ginnie Mae (the “Agencies”) and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including the Agencies, are government-sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of such government-sponsored enterprises could, in turn, adversely affect our operations.

In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, and during 2010 and 2011 the Federal Housing Administration Agency indicated that the Treasury Department is committed to fund Fannie Mae and Freddie Mac to levels needed in order to sufficiently meet their funding needs; it is currently unclear whether further changes would significantly and adversely affect our operations. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible may also depend on having an acceptable peer-relative delinquency

HORIZON BANCORP

(Table dollars in thousands except per share data)

ratio for Federal Housing Authority (“FHA”) and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, we have repurchased delinquent loans from them in the past to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by the FHA, such repurchases increase our capital and liquidity needs, and there can be no assurance that we will have sufficient capital or liquidity to continue to purchase such loans out of the Ginnie Mae pools if required to do so.

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

The banking industry’s methodology for paying its mortgage loan sales force is currently under regulatory scrutiny and dependent upon the outcome may materially change the manner in how the sales force is paid. This change in compensation may make it difficult for banks to retain their sales force, which in turn may affect future retail mortgage volume.

We are exposed to intangible asset risk in that our goodwill may become impaired.

As of December 31, 2011, we had $8.2 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in further impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 9, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets”, to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

We are subject to extensive regulation and changes in laws and regulatory policies could adversely affect our business.

Our operations are subject to extensive regulation by federal agencies. See “Supervision and Regulation” in the description of our Business in Item 1 of Part I of this report for detailed information on the laws and regulations to which we are subject. Changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine. As an example, the Bank could experience higher credit losses because of federal or state legislation or by regulatory or bankruptcy court action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Legislation enacted in recent years, together with additional actions announced by the U.S. Treasury and other regulatory agencies, continue to develop. It is not clear at this time what impact the Dodd-Frank Act, other recent legislation and liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies, and additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an effect on all financial institutions, including Horizon.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

We establish and maintain systems of internal operational controls that are designed to provide us with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures also exist that are designed to ensure that policies relating to conduct, ethics and business practices are followed. From time to time, losses from operational risk may occur, including the consequences of operational errors.

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

Damage to our reputation could damage our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors and employees. Damage to our reputation could cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, compliance failures, litigation or regulatory outcomes or governmental investigations. In addition, a failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation our reputation. Adverse publicity about Horizon, whether or not true, may result in harm to our prospects. Should any events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm would not adversely affect our earnings and results of operations.

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

A world crisis could affect the U.S. economy and liquidity markets for community banks.

Current worldwide events may lead to further erosion in the U.S. economy and limit community banks’ access to the liquidity markets. These events include possible regional conflicts that may interrupt the supply of energy products; European contagion that may affect the liquidity markets and increasing dependence upon Asian investors which may affect the bond markets and long-term interest rates.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

Our participation in the Small Business Lending Fund program restricts our ability to pay dividends and to repurchase our securities and could have other negative effects.

On August 25, 2011, we sold 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), to the U.S. Treasury pursuant to the Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The terms of the Series B Preferred Stock impose limits on our ability to pay dividends and repurchase shares of common stock. Under the terms of the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities (including our common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. In addition, we may declare and pay a dividend on our common stock or other stock ranking junior to the Series B Preferred Stock, or repurchase shares of any such class or series of stock, only if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, which was $118,724,000, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock. Horizon does not anticipate that these restrictions will affect its ability to pay dividends on its common stock; however, given the possibility of unforeseen developments or events, there can be no guarantee that Horizon will be able to pay dividends on its common stock.

Provisions in our articles of incorporation, our by-laws, and Indiana law may delay or prevent an acquisition of us by a third party.

Our articles of incorporation and by-laws and Indiana law contain provisions that have certain anti-takeover effects. While the purpose of these provisions is to strengthen the negotiating position of the board in the event of a hostile takeover attempt, the overall effects of these provisions may be to render more difficult or discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a larger block of our shares, and the removal of incumbent directors and key management.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

Shares of the Series B Preferred Stock are equity interests in Horizon and do not constitute indebtedness. As such, the Series B Preferred Stock, like our common stock, ranks junior to all indebtedness and other non-equity claims against Horizon with respect to assets available to satisfy claims against Horizon, including in a liquidation of Horizon. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series B Preferred Stock, dividends are payable only when, as and if authorized and declared by, our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant. The current terms of the Series B Preferred Stock require dividends to be paid in arrears on January 1, April 1, July 1 and October 1 of each year.

Horizon is an entity separate and distinct from the Bank, our principal subsidiary, and derives a significant portion of its revenue in the form of dividends from the Bank. Accordingly, Horizon is and will be dependent upon dividends from the Bank to pay the principal of, and interest on, its indebtedness, to satisfy its other cash needs and to pay dividends on the Series B Preferred Stock. Horizon’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements while maintaining its required capital. In the event the Bank is unable to pay dividends to Horizon, Horizon may not be able to pay dividends on the Series B Preferred Stock. In addition, the Series B Preferred Stock does not limit the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series B Preferred Stock or to which the Series B Preferred Stock will be structurally subordinated.

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

Dividends on the Series B Preferred Stock are non-cumulative.

Dividends on the shares of Series B Preferred Stock are non-cumulative. If our Board of Directors does not authorize and declare a dividend on the Series B Preferred Stock for any dividend period, such unpaid dividend will not accrue and will not be payable to holders of the Series B Preferred Stock even if dividends are declared for any subsequent dividend period. However, a failure to pay dividends on the Series B Preferred Stock will restrict our ability to pay dividends with respect to and repurchase shares of other classes and series of stock.

HORIZON BANCORP

(Table dollars in thousands except per share data)

Initially the dividend rate on the Series Preferred Stock will fluctuate based on our level of Qualified Small Business Lending as compared to our Small Business Lending Baseline.

The per annum dividend rate on the shares of Series B Preferred Stock applicable to the first quarter is 5%. For the second through tenth quarters, the rate will be adjusted quarterly to reflect the percent of change in our Qualified Small Business Lending from our Small Business Lending baseline and may fluctuate between 1% and 5% per annum. The dividend rate will be a fixed rate for the eleventh quarter through the date that is four-and-a-half years from the issuance date of the shares of Series B Preferred Stock and will be based on the rate in effect for the tenth quarter. Depending on the percentage increase in our Qualified Small Business Lending over our Small Business Lending baseline, the fixed rate will be between 1% and 5% per annum. If there has been no increase (or a decrease) in our Qualified Small Business Lending over our Small Business Lending baseline, the fixed rate will be 7% per annum. For all quarters subsequent to the four-and-one-half year anniversary of issuance, the rate will be 9% per annum.

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

3631 South Franklin Street	Michigan City	Indiana

113 West First Street	Wanatah	Indiana

1500 West Lincolnway	LaPorte	Indiana

423 South Roosevelt Street	Chesterton	Indiana

4208 North Calumet	Valparaiso	Indiana

902 Lincolnway	Valparaiso	Indiana

2650 Willowcreek Road	Portage	Indiana

8590 Broadway	Merrillville	Indiana

10429 Calumet Avenue	Munster	Indiana

17400 State Road 23	South Bend	Indiana

1909 East Bristol Street	Elkhart	Indiana

4574 Elkhart Road	Goshen	Indiana

1321 119th Street	Whiting	Indiana

1349 Calumet Avenue	Hammond	Indiana

1300 North Main Street	Crown Point	Indiana

811 Ship Street	St. Joseph	Michigan

2608 Niles Road	St. Joseph	Michigan

1041 East Napier Avenue	Benton Harbor	Michigan

500 West Buffalo Street	New Buffalo	Michigan

6801 West U.S. 12	Three Oaks	Michigan

3250 Centre Avenue	Portage	Michigan

Horizon also maintains a trust office in Indianapolis, Indiana. That office, located at 9465 Counselors Row, Suite 200, Indianapolis, Indiana 46240, was opened in the fall of 2011 and is staffed by an Investment and Trust Officer. Horizon owns all of the facilities except for the Indianapolis, Indiana office which is leased. The Portage, Michigan office was leased until March 2012.

ITEM 3.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

HORIZON BANCORP

(Table dollars in thousands except per share data)

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	73	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.
Craig M. Dwight	55	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001.
Thomas H. Edwards	59	President and Chief Operating Officer of the Bank since January 2003.
Mark E. Secor	45	Chief Financial Officer of Horizon and the Bank since January 2009. Vice President, Chief Investment and Asset Liability Manager since June 2007, Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana since January 2004.
James D. Neff	52	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank since October 1999.

HORIZON BANCORP

(Table dollars in thousands except per share data)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of Securities

There were no purchases by the Company of its common stock during the fourth quarter of 2011.

Performance Graph

The Securities and Exchange Commission requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the common shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on January 1, 2007, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market February 1, 2007. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

			Period Ending
Index	December 31 2006	December 31 2007	December 31 2008	December 31 2009	December 31 2010	December 31 2011
Horizon Bancorp	100.00	95.56	48.66	66.11	111.73	112.06
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77
SNL Micro Cap Bank	100.00	83.59	51.74	38.15	39.27	37.35

Source : SNL Financial LC, Charlottesville, VA

© 2011	www.snl.com

HORIZON BANCORP

(Table dollars in thousands except per share data)

The following chart, prepared by the investment banking firm of Keefe, Bruyette and Woods compares the change in market price of Horizon’s common stock to that of publicly traded banks in Indiana and Michigan.

			Period Ending
Index	December 31 2006	December 31 2007	December 31 2008	December 31 2009	December 31 2010	December 31 2011
Horizon Bancorp	100.00	93.51	45.57	59.13	96.97	94.77
Indiana Banks	100.00	75.92	87.25	56.06	65.38	67.31
Michigan Banks	100.00	52.77	24.58	14.45	13.92	15.39

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

Horizon continues to operate in a challenging economic and banking environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan, unemployment rates increased during 2008 and have remained at elevated levels during 2009, 2010 and 2011. This rise in unemployment has been driven by factors including slowdowns in the steel and recreational vehicle industries as well as a continued lower activity in the housing industry. The Company’s higher than historical levels of non-performing loans at December 31, 2011 and over the past two years can be attributed to the continued slow economy and continued high local unemployment causing lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post record positive results. All share data included below has been adjusted to reflect Horizon’s three-for-two stock split paid on December 9, 2011.

Following are some highlights of Horizons financial performance during 2011:

•	Horizon’s 2011 results represent the Company’s 12th consecutive year of record earnings.

•	The fourth quarter 2011 net income was $3.5 million or $.68 diluted earnings per share was the highest quarterly net income and diluted earnings per share in the Company’s history.

•

For the year ending December 31, 2011, net income was $12.8 million or $2.27 diluted earnings per share, a 22% increase in net income from 2010 and the highest annual net income and diluted earnings per share in the Company’s history.

•	Total loans increased $100.3 million during the year to $983.2 million at December 31, 2011.

•	Total assets grew to a record $1.55 billion at December 31, 2011.

•	Net interest income, after provisions for loan losses, for the twelve months of 2011 was $42.8 million compared with $36.1 million for the same period in the prior year.

•	The provision for loan losses decreased to $5.3 million for the twelve months of 2011 compared to $11.6 million for the same period in 2010.

•	Horizon’s 30 to 89 day loan delinquencies decreased to 0.33% of total loans at December 31, 2011 compared to 0.66% of total loans at December 31, 2010.

•	Return on average common equity was 11.20% for 2011.

•	During the fourth quarter of 2011 the Company announced a 3-for-2 stock split and shares were issued for the split on December 9, 2011.

•	The Company increased its cash dividend in 2011 and paid its 104th consecutive quarterly dividend to shareholders.

•	Horizon’s tangible book value per share rose to $20.37 compared with $17.36 (split adjusted) at the end of 2011.

•	In 2011 the Company redeemed all of its preferred shares issued to the U.S. Treasury Department under its TARP Capital Purchase Program (“CPP”).

•	Horizon’s capital ratios, including Tier 1 Capital to total risk weighted assets of 11.86% as of December 31, 2011, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for 2011 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets and hedge accounting as critical accounting policies.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2011, Horizon had core deposit intangibles of $2.3 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2011 was $17.33 per share compared to a tangible book value of $20.37 per common share. Horizon reported record earnings for the 12th consecutive year in 2011 and believes the below book market price relates to an overall decline in the financial industry sector and is not specific to Horizon.

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

Horizon has concluded that, based on its own internal evaluation, the recorded value of goodwill is not impaired.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Analysis of Financial Condition

Horizon’s total assets were $1.55 billion as of December 31, 2011, an increase of $146.2 million from December 31, 2010.

Investment Securities

Investment securities totaled $438.1 million at December 31, 2011, and consisted of Treasury and federal agency securities of $13.0 million (3.0%); state and municipal securities of $151.0 million ($143.9 million are available for sale and $7.1 million are held to maturity) (34.5%); federal agency mortgage-backed pools of $183.0 million and federal agency collateralized mortgage obligations of $91.1 million (62.4%); and corporate securities of $24,000 (0.1%).

As indicated above, 62.4% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. Approximately 0.8% of the portfolio or $3.6 million are private label collateralized mortgage obligations, the remainder are issued by agencies of the Federal Government. Horizon had four private label CMO’s at December 31, 2011, with an amortized cost of $3.5 million and carried at a market value of $3.6 million. The gross unrealized gain on these investments at December 31, 2011 was approximately $118,000. The private label securities generally have loan to value ratios of approximately 50% and management feels these securities are not impaired. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2011, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 2.6 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage as occurred during 2010 and 2011. This may result in a decrease of current income, however, this risk is mitigated by a shorter average life. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2011 this unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.

Available-for-sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non-rated issues and management does not believe there is other than temporary deterioration in market value.

At December 31, 2011, 98.4% and at December 31, 2010, 97.6% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $17.0 million, which resulted in a balance of $11.0 million, net of tax, included in stockholders’ equity at December 31, 2011. This compared to a $3.2 million, net of tax, included in stockholders’ equity at December 31, 2010.

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

As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2011 Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Banks totaling $12.4 million and at December 31, 2010 investments totaled $13.7 million.

At December 31, 2011, Horizon does not maintain a trading account.

For more information about securities, see Note 3 (Investment Securities) to the consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Loans

Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $983.2 million at December 31, 2011. The current level of loans is an increase of 11.4% from the December 31, 2010, level of $882.9 million. The table below provides comparative detail on the loan categories.

	December 31 2011	December 31 2010	Dollar Change	Percent Change
Commercial
Working capital and equipment	$170,325	$151,414	$18,911	12.5%
Real estate, including agriculture	172,910	167,785	5,125	3.1%
Tax exempt	3,818	2,925	893	30.5%
Other	5,323	7,894	(2,571)	-32.6%

Total	352,376	330,018	22,358	6.8%

Real estate
1–4 family	153,039	157,478	(4,439)	-2.8%
Other	4,102	4,957	(855)	-17.2%

Total	157,141	162,435	(5,294)	-3.3%

Consumer
Auto	134,686	136,014	(1,328)	-1.0%
Recreation	4,737	6,086	(1,349)	-22.2%
Real estate/home improvement	27,729	29,184	(1,455)	-5.0%
Home equity	92,249	90,580	1,669	1.8%
Unsecured	3,183	3,091	92	3.0%
Other	2,793	1,726	1,067	61.8%

Total	265,377	266,681	(1,304)	-0.5%

Mortgage warehouse	208,299	123,743	84,556	68.3%

Total	208,299	123,743	84,556	68.3%

Total loans	983,193	882,877	100,316	11.4%
Allowance for loan losses	(18,882)	(19,064)	182

Loans, net	$964,311	$863,813	$100,498

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

Real Estate Loans

Real estate loans totaled $157.1 million or 16.0% of total loans as of December 31, 2011, compared to $162.4 million or 18.4% of total loans as of December 31, 2010. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The decrease during 2011 was primarily related to refinancing existing loans and selling them into the secondary market and principal reductions from payments.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2011, $92.2 million in home equity lines of credit compared to $90.6 million at December 31, 2010. Credit lines normally limit the loan to collateral value to no more than 89%. These loans are classified as consumer loans in the table above and in Note 4 of the consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Residential real estate lending is a highly competitive business. As of December 31, 2011, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2011			December 31, 2010
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$57,219	36.4%	5.34%	$64,599	39.8%	5.48%
Biweekly payment	677	0.4%	6.34%	920	0.6%	6.29%
Adjustable rate
Monthly payment	99,245	63.2%	4.72%	96,916	59.7%	5.29%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Sub total	157,141	100.0%	4.95%	162,435	100.0%	5.37%

Loans held for sale	14,090			18,833

Total real estate loans	$171,231			$181,268

The decrease in fixed rate loans during 2011 was primarily due to the refinancing of existing loans and the sale of those loans into the secondary market. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2011 and 2010, approximately $275.9 million and $281.7 million of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $598.7 million and $463.5 million at December 31, 2011 and 2010.

The Bank began capitalizing mortgage servicing rights during 2000, and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2011, totaled approximately $5.4 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2011	December 31 2010	December 31 2009
Mortgage servicing rights
Balances, January 1	$4,175	$3,010	$732
Servicing rights capitalized	1,866	2,000	2,807
Amortization of servicing rights	(992)	(835)	(529)

	5,049	4,175	3,010
Impairment allowance	(856)	(803)	(139)

Balances, December 31	$4,193	$3,372	$2,871

Commercial Loans

Commercial loans totaled $352.4 million, or 35.8% of total loans as of December 31, 2011, compared to $330.0 million, or 36.6% as of December 31, 2010.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Commercial loans consisted of the following types of loans at December 31:

	December 31, 2011			December 31, 2010
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed loans	118	$20,646	5.9%	93	$14,909	4.5%
Municipal government	2	831	0.2%	1	918	0.3%
Lines of credit	357	45,072	12.8%	355	41,607	12.6%
Real estate and equipment term loans	912	285,827	81.1%	944	272,583	82.6%

Total	1,389	$352,376	100.0%	1,393	$330,017	100.0%

Fixed rate term loans with a book value of $52.2 million and a fair value of $50.0 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2011 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are level 3 inputs under the fair value hierarchy as described above.

At December 31, 2011 the commercial loan portfolio had $76.9 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $70.7 million were at their floor at December 31, 2010.

Consumer Loans

Consumer loans totaled $265.4 million, or 27.0% of total loans as of December 31, 2011, compared to $266.7 million, or 29.6% as of December 31, 2010. The total consumer loan portfolio decreased 0.5% in 2011. The decline occurred primarily in the indirect automobile and direct installment loan segments. The slowdown in the economy has contributed to the reduction in loans, as existing loans paid off at a faster rate than new loans were booked.

Mortgage Warehouse Loans

Horizon’s mortgage warehousing lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Allowance and Provision for Loan Losses/Critical Accounting Policy

At December 31, 2011, the allowance for loan losses was $18.9 million, or 1.89% of total loans outstanding, compared to $19.1 million, or 2.11% at December 31, 2010. During 2011, the expense for provision for loan losses totaled $5.3 million compared to $11.6 million in 2010.

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis. For the year 2011, the provision of $5.3 million is a 54.3% decrease from the prior year due to a reduction in net charge-offs. Loan charge-offs continue to require provisions for loan losses during the year but appeared to be stabilizing as the amount of charge-offs have decreased during 2011 compared to 2010. As non-performing loans decrease and charge-off experience improves, the assessment for the adequacy of the ALLL reduces the ALLL balance resulting in provision expense less than charge-offs.

Despite the decreased allowance, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2011.

Non-performing Loans

Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31 2011	December 31 2010	December 31 2009
Non-performing loans	$20,143	$21,428	$17,145

Non-performing loans total 106.7%, 112.4% and 107.1% of the allowance for loan losses at December 31, 2011, 2010 and 2009, respectively. Non-performing loans at December 31, 2011 totaled $20.1 million, which was 2.02% of total loans. This is a decrease from a balance of $21.4 million on December 31, 2010, which was 2.38% of total loans.

Non-performing commercial loans decreased slightly from $8.1 million at December 31, 2010 to $8.0 million at December 31, 2011. Non-accrual commercial loans decrease $600,000 from December 2010, however commercial troubled debt restructured (“TDR’s”) loans increased $500,000. Non-accrual commercial loans secured by retail income properties, the largest concentration, totaled $3.2 million. Economic conditions are the primary reason for causing distressed demand for real estate and durable goods, and many real estate developers and small businesses are continuing to experience declines in revenue.

As of December 31, 2011, non-performing loans include $1.5 million of real estate loans and $2.0 million of consumer loans that were in bankruptcy, a decline from the December 31, 2010 amounts of $1.8 million and $2.3 million respectively. The majority of the borrowers under Chapter 13 repayment plans are paying as agreed, but these loans remain on non-accrual status until six consecutive payments are made as agreed under the plan. Because of the time it takes for repayment plans to be approved and the six consecutive payments to be made, the level of non-performing consumer installment loans has increased as the level of charge-offs in the consumer portfolio has decreased.

The Company saw an increase in TDR’s during 2011 from $4.4 million at December 31, 2010 to $5.7 million at December 31, 2011. The balance of TDR’s as of December 31, 2011 that were accruing interest was $3.5 million, primarily in real estate loans, and $2.2 million on non-accrual.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-accrual loans, excluding non-accrual TDR’s, were $14.4 million on December 31, 2011, down from $16.7 million on December 31, 2010. Non-accrual commercial loans were the largest component at $6.9 million. Non-accrual commercial loans secured by retail income properties, the largest concentration, totaled $3.2 million. Mortgage loans on non-accrual totaled $4.7 million at December 31, 2011, down from $5.5 million at December 31, 2010. Consumer loans on non-accrual decreased to $2.8 million from $3.7 million at December 31, 2010.

Loans 90 days delinquent but still accruing interest totaled $37,000 on December 31, 2011, down from $358,000 on December 31, 2010. Horizon’s policy is to place loans over 90 days delinquent on non-accrual unless they are in the process of collection and a full recovery is expected.

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

Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31 2011	December 31 2010	December 31 2009
Other real estate owned	$2,800	$2,664	$1,730

OREO totaled $2.8 million on December 31, 2011 up from $2.7 million on December 31, 2010. On December 31, 2011, OREO was comprised of 26 properties. Of these, four totaling $1.1 million were commercial and 22 totaling $1.7 million were residential real estate. In addition, Horizon currently has outstanding offers to purchase on approximately $1.8 million of its $2.8 million in OREO properties.

No mortgage warehouse loans were non-performing or OREO as of December 31, 2011, 2010 or 2009.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Deferred Tax

Horizon had a deferred tax liability at December 31, 2011 totaling $485,000 and a deferred tax asset at December 31, 2010 totaling $2.0 million. The following table shows the major components of deferred tax:

	December 31 2011	December 31 2010
Assets
Allowance for loan losses	$7,079	$6,946
Director and employee benefits	1,150	1,371
Other	534	102

Total assets	8,763	8,419

Liabilities
Depreciation	(1,545)	(1,147)
Difference in expense recognition	(66)	(51)
Federal Home Loan Bank stock dividends	(272)	(298)
Difference in basis of intangible assets	(1,843)	(1,682)
FHLB Penalty	(965)	(1,417)
Unrealized gain on securities available for sale	(4,222)	(1,746)
Other	(335)	(80)

Total liabilities	(9,248)	(6,421)

Net deferred tax asset (liability)	$(485)	$1,998

Horizon anticipates continued earnings and therefore determined there is no impairment to this asset.

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are superior to those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $1.0 billion at December 31, 2011, compared to $985.5 million at December 31, 2010, or an increase of 2.5%. Average deposits and rates by category for the three years ended December 31, 2011 are as follows:

	Average Balance Outstanding for the Year Ending December 31			Average Rate Paid for the Year Ending December 31
	2011	2010	2009	2011	2010	2009
Noninterest-bearing demand deposits	$119,504	$97,665	$84,209
Interest-bearing demand deposits	376,383	359,411	261,411	0.15%	0.22%	0.57%
Savings deposits	83,374	61,175	35,828	0.16%	0.23%	0.18%
Money market	83,958	78,561	121,983	0.12%	0.16%	0.83%
Time deposits	343,972	372,379	381,033	2.19%	2.60%	3.21%

Total deposits	$1,007,191	$969,191	$884,464

The $38.0 million increase in average deposits during 2011 was primarily from the increase in transactional accounts as the average balances for these lower cost funding sources increased $66.4 million and the average balances for higher cost time deposits declined $28.4 million. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2011:

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Due in three months or less	$72,052
Due after three months through six months	20,159
Due after six months through one year	11,230
Due after one year	100,093

Total	$203,534

Interest expense on time certificates of $100,000 or more was approximately $3.6 million, $4.5 million, and $6.3 million for 2011, 2010, and 2009.

Off-Balance Sheet Arrangements

As of December 31, 2011, Horizon does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

The following tables summarize Horizon’s contractual obligations and other commitments to make payment as of December 31, 2011:

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Deposits	$341,103	$168,005	$85,318	$43,732	$44,048
Borrowings (1)	370,111	212,609	467	71,619	85,416
Subordinated debentures (2)	30,676	—	—	—	30,676

(1)

Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 11 in Horizon’s Consolidated Financial Statements.

(2)

Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisition of Alliance Bank in 2005. See Note 12 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
	Within One Year	Greater Than One Year
Letters of credit	$374	$683
Unfunded loan commitments	83,594	215,424

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2011. Stockholders’ equity totaled $121.5 million as of December 31, 2011, compared to $112.3 million as of December 31, 2010. At year-end 2011, the ratio of stockholders’ equity to assets was 7.85%, compared to 8.01% for 2010. Tangible equity to tangible assets was 6.55% at December 31, 2011, compared to 6.13% at December 31, 2010. Book value per common share at December 31, 2011 increased to $22.02, compared to $19.12 at December 31, 2010. Horizon’s capital increased during 2011 as a result of earnings, an increase in other comprehensive income and the exercise of stock options, net of tax, and offset by dividends declared and the redemption of preferred stock.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

In December 2008, Horizon received an investment of $25 million through participation in the U.S. Department of Treasury’s (Treasury) Capital Purchase Program. Under the program, the Treasury acquired 25,000 Series A shares of Horizon’s Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock), which was required to pay a 5% per annum dividend for the first five years of the investment (a total of $1,250,000 a year) and 9% per annum thereafter (a total of $2,250,000 a year) until Horizon redeemed the shares. The preferred shares qualified as Tier I capital. As part of its investment, the Treasury also received a warrant to purchase 318,156 shares of common stock of Horizon, with an exercise price of $11.79 per share. On August 25, 2011, the Company completed the redemption of the Series A Preferred Stock.

On August 25, 2011, the Company sold 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), for aggregate consideration of $12.5 million, to the U.S. Treasury pursuant to the Small Business Lending Fund program. Concurrently with this transaction, we redeemed all 18,750 shares of our Series A Preferred Stock that remained outstanding under the Treasury’s Capital Purchase Program. The redemption of the Series A Preferred stock was funded by the $12.5 million in proceeds from the sale of the Series B Preferred Stock together with other available funds.

Horizon declared dividends in the amount of $.47 per share in 2011, $.45 per share in 2010, and $.45 per share in 2009. The dividend payout ratio (dividends as a percent of net income) was 20.1% for 2011, 24.6% for 2010, and 28.7% for 2009. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

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

Results of Operations

Net Income

Consolidated net income was $12.8 million or $2.27 per diluted share in 2011, $10.5 million or $1.81 per diluted share in 2010, and $9.1 million or $1.58 per share in 2009. Diluted earnings per share were reduced by $0.26 for the twelve months ending December 31, 2011 and $0.43 for the twelve months ending December 31, 2010 and 2009 resulting from the preferred stock dividends and the accretion of the discount on the preferred stock.

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

The reduction in interest rates during 2011 and 2010 has influenced the yields received on the Company’s interest earning assets more significantly than the reduction in cost of the Company’s interest bearing liabilities, resulting in a decrease of the net interest margin during 2011 and 2010. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.

Net interest income during 2011 was $48.1 million, an increase of $500,000 or 1.1% over the $47.6 million earned in 2010. Yields on the Company’s interest-earning assets decreased by 42 basis points to 4.98% during 2011 from 5.40% in 2010. Interest income decreased $3.9 million to $64.6 million for 2011 from $68.5 million in 2010. This decrease was due to the lower yield on interest earning assets partially offset by the increased volume in interest earning assets.

Rates paid on interest-bearing liabilities decreased by 39 basis points during the same period due to the lower interest rate environment. Interest expense decreased $4.4 million from $20.9 million for 2010 to $16.5 million in 2011. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a larger decrease in the yield on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin decreased 6 basis points from 3.80% for 2010 to 3.74% in 2011.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$20,307	$49	0.24%	$23,917	$53	0.22%	$25,551	$56	0.22%
Interest-earning deposits	7,262	2	0.03%	8,684	17	0.20%	7,170	16	0.22%
Investment securities—taxable	332,551	10,150	3.05%	282,507	9,535	3.38%	247,903	10,813	4.36%
Investment securities—non-taxable (1)(2)	111,934	4,073	5.20%	108,809	4,148	5.45%	97,913	3,942	5.75%
Loans receivable (2)(3)(4)	862,498	50,340	5.84%	878,181	54,738	6.24%	892,431	57,836	6.49%

Total interest-earning assets (1)	1,334,552	64,614	4.98%	1,302,098	68,491	5.40%	1,270,968	72,663	5.85%

Noninterest-earning assets
Cash and due from banks	15,834			15,341			15,344
Allowance for loan losses	(19,047)			(17,058)			(12,372)
Other assets	98,069			93,671			77,215

	$1,429,408			$1,394,052			$1,351,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$887,687	$8,346	0.94%	$871,526	$10,711	1.23%	$800,255	$14,792	1.85%
Borrowings	261,255	6,334	2.42%	264,293	8,476	3.21%	318,661	11,696	3.67%
Subordinated debentures	31,446	1,821	5.79%	32,005	1,688	5.27%	27,837	1,406	5.05%

Total interest-bearing liabilities	1,180,388	16,501	1.40%	1,167,824	20,875	1.79%	1,146,753	27,894	2.43%

Noninterest-bearing liabilities
Demand deposits	119,504			97,665			84,209
Accrued interest payable and other liabilities	10,841			10,466			9,215
Shareholders’ equity	118,675			118,097			110,978

	$1,429,408			$1,394,052			$1,351,155

Net interest income/spread		$48,113	3.58%		$47,616	3.61%		$44,769	3.42%

Net interest income as a percent of average interest earning assets (1)			3.74%			3.80%			3.66%

(1)

Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2011.

(2)	Yields are presented on a tax-equivalent basis.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans aggregated $3.5 million, $3.9 million, and $4.2 million in 2011, 2010, and 2009.

	2011 - 2010			2010 - 2009
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$(4)	$(8)	$4	$(3)	$(4)	$1
Interest-earning deposits	(15)	(2)	(13)	1	3	(2)
Investment securities—taxable	615	1,584	(969)	(1,278)	1,379	(2,657)
Investment securities—non-taxable	(75)	167	(242)	206	604	(398)
Loans receivable	(4,398)	(965)	(3,433)	(3,098)	(914)	(2,184)

Total interest income	(3,877)	776	(4,653)	(4,172)	1,068	(5,240)

Interest Expense
Interest-bearing deposits	(2,365)	195	(2,560)	(4,081)	1,225	(5,306)
Borrowings	(2,142)	(96)	(2,046)	(3,220)	(1,851)	(1,369)
Subordinated debentures	133	(30)	163	282	218	64

Total interest expense	(4,374)	69	(4,443)	(7,019)	(408)	(6,611)

Net interest income	$497	$707	$(210)	$2,847	$1,476	$1,371

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

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31 2011	December 31 2010	December 31 2009
Commercial	$339,072	$320,783	$313,623
Real estate	170,790	163,597	147,765
Mortgage warehouse	90,316	124,787	157,057
Consumer	262,320	269,014	273,986

Total average loans	$862,498	$878,181	$892,431

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of its loan portfolios. During 2011 the provision for loan losses totaled $5.3 million, compared to $11.6 million in the prior year. Commercial loan net charge-offs during 2011 were $804,000, residential mortgage loan net charge-offs were $946,000, and installment loan net charge-offs were $3.7 million. Loan charge-offs continue to require provisions for loan losses during the year but appeared to be decreasing as the amount of charge-offs have decreased during 2011 compared to 2010.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-interest Income

The following is a summary of changes in non-interest income:

			2010 to 2011			2009 to 2010
	December 31 2011	December 31 2010	Amount Change	Percent Change	December 31 2009	Amount Change	Percent Change
Non-interest income
Service charges on deposit accounts	$3,164	$3,607	$(443)	-12.3%	$3,858	$(251)	-6.5%
Wire transfer fees	619	756	(137)	-18.1%	921	(165)	-17.9%
Interchange fees	2,594	2,247	347	15.4%	1,864	383	20.5%
Fiduciary activities	3,983	3,979	4	0.1%	3,336	643	19.3%
Gain on sale of securities	1,777	533	1,244	233.4%	795	(262)	-33.0%
Gain on sale of mortgage loans	6,449	7,538	(1,089)	-14.4%	6,107	1,431	23.4%
Mortgage servicing net of impairment	267	(565)	832	-147.3%	(134)	(431)	321.6%
Increase in cash surrender value of bank owned life insurance	891	803	88	11.0%	720	83	11.5%
Death benefit on officer life insurance	453	—	453	100.0%	—	—	0.0%
Other income	102	1,008	(906)	-89.9%	389	619	159.1%

Total non-interest income	$20,299	$19,906	$393	2.0%	$17,856	$2,050	11.5%

The decrease in service charge income has been the result of reduced overdraft fee income as the number of consumer overdrafts has decreased. Wire transfer fee income decreased compared to the prior year as the Company’s mortgage warehouse lending had less activity due to decreased residential mortgage loan refinancing volume compared to 2010. During 2011, the Company originated approximately $275.9 million of mortgage loans to be sold on the secondary market, compared to $281.7 million last year. More competitive pricing in the secondary market generated lower percentage gains on the sale of mortgage loans compared to 2010, lowering the overall gain on sale of mortgage loans compared to the prior year. Other income for 2011 included $206,000 from the loss on sale of OREO compared to a $393,000 gain on the sale of OREO in 2010. These decreases were offset by increases in interchange fees due to higher levels of activity in ATM and debit card transactions and mortgage servicing income greater than impairment charges during 2011. Also, the net gain on the sale of securities of $1.8 million was the result of reallocating select municipal securities to reduce concentration risks, an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long term earnings and utilizing the gains to offset a $798,000 pre-payment penalty, included in other losses, for the repayment of an FHLB advance before its scheduled maturity. The company also recognized a $453,000 death benefit on officer life insurance during 2011.

Non-interest Expense

The following is a summary of changes in non-interest expense:

			2010 to 2011			2009 to 2010
	December 31 2011	December 31 2010	Amount Change	Percent Change	December 31 2009	Amount Change	Percent Change
Non-interest expense
Salaries	$15,254	$14,396	$858	6.0%	$12,518	$1,878	15.0%
Commission and bonuses	3,277	3,731	(454)	-12.2%	3,221	510	15.8%
Employee benefits	4,344	3,963	381	9.6%	3,465	498	14.4%
Net occupancy expenses	4,267	4,195	72	1.7%	3,796	399	10.5%
Data processing	2,006	1,925	81	4.2%	1,582	343	21.7%
Professional fees	1,497	1,701	(204)	-12.0%	1,413	288	20.4%
Outside services and consultants	1,741	1,694	47	2.8%	1,471	223	15.2%
Loan expense	3,586	3,208	378	11.8%	2,611	597	22.9%
FDIC deposit insurance	1,220	1,635	(415)	-25.4%	2,126	(491)	-23.1%
Other losses	2,383	504	1,879	372.8%	510	(6)	-1.2%
Other expenses	6,572	5,619	953	17.0%	5,099	520	10.2%

Total non-interest expense	$46,147	$42,571	$3,576	8.4%	$37,812	$4,759	12.6%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Salaries, commission and bonuses, and employee benefits, net, increased during 2011 compared to 2010. This increase is the result of additional payroll expense from the consolidation of the American Trust & Savings Bank transaction that closed at the end of the second quarter of 2010, the expansion into Portage, Michigan, annual merit pay increases, and an increase in employee health insurance expense. Loan expense increased in 2011 compared to 2010 due to problem loan, bankruptcy, and collection costs. Professional fees were lower in 2011 compared to 2010 due to of the costs form American Trust & Savings Bank acquisition being included in the 2010 expense. FDIC deposit insurance expense decreased during 2011 compared to 2010 as the new assessment calculation resulted in lower expense for the Bank. Other losses included $798,000 pre-payment penalty for the repayment of an FHLB advance before its scheduled maturity, $597,000 in OREO write downs, $528,000 from write downs on two bank-owned properties from branches that were closed in 2010 and $210,000 lawsuit settlement.

Income Taxes

Income tax expense for 2011 was $4.2 million, compared to $2.9 million of tax expense for during 2010. The effective tax rate for 2011 was 24.6% compared to 22.0% in 2010 and 18.5% in 2009. The increase in the effective tax rates in 2011 was primarily due to higher income before income tax.

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). At December 31, 2011, Horizon had available approximately $288.7 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:

•

Horizon has outstanding borrowings of over $174.3 million with the FHLB and total borrowing capacity with the FHLB of $292.1 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Continued and additional financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or FHLB could change collateral requirements which could lower the Company’s borrowing availability.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon has a total of $119.0 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be drawn upon at any time by the correspondent banks.

•

Horizon has a total of $94.4 million of available collateral at the Federal Reserve Bank secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

•	Horizon anticipates spending $3.0 million for premises and equipment during 2012, including two full service offices. These purchases will be funded through normal operations.

•	Horizon anticipates spending $7.2 million to purchase TARP preferred shares of Heartland Bancshares, Inc. plus other transaction costs related to the merger announced on February 9, 2012.

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

During 2011, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $168.2 million, increase in deposits by $24.4 million and the increase in borrowings by a net $109.5 million. Cash flows were used to purchase investments totaling $203.0 million reduce and increase in loans totaling $105.7 million. The net cash and cash equivalent position increased by $4.8 million during 2011.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2011. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Remaining contractual maturities of time deposits	$341,109	$168,011	$85,318	$43,732	$44,048
Borrowings	370,111	243,285	467	71,619	54,740
Subordinated debentures	30,676	—	—	—	30,676
Loan Commitments	299,018	299,018	—	—	—
Preferred stock	12,500	6,250	6,250	—	—
Letters of credit	1,057	1,057	—	—	—

Total	$1,054,471	$717,621	$92,035	$115,351	$129,464

Interest Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on one model that assumes a lag in repricing, at December 31, 2011, the amount of assets that reprice within one year was 183% of liabilities that reprice within one year. At December 31, 2010, this same model, reported that the amount of assets that reprice within one year was approximately 193% of the amount of liabilities that reprice within the same time period. The year 2010 was a declining rate environment and the rates on liabilities continued to reprice at lower rates due to management’s ability to lower those rates. The impact of the interest rate reduction along with interest rate floors on certain loans positively impacted the net interest margin during 2011.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Rate Sensitivity
	3 Months or Less	> 3 Months & < 6 Months	> 6 Months & < 1 Year	Greater Than 1 Year	Total
Loans	$518,760	$90,172	$126,680	$261,671	$997,283
Federal Funds Sold	1,514	—	—	—	1,514
Interest-Bearing balances with Banks	2,101	—	—	—	2,101
Investment securities with FRB and FHLB stock	35,712	41,261	41,035	332,527	450,535
Other assets	30,918	—	—	64,809	95,727

Total Assets	$589,005	$131,433	$167,715	$659,007	$1,547,160

Noninterest-bearing deposits	$8,419	$7,421	$13,157	$101,676	$130,673
Interest-bearing deposits	128,184	63,537	87,341	600,129	879,191
Borrowed Funds	119,848	42,143	14,073	224,723	400,787
Other Liabilities	—	—	—	15,045	15,045
Stockholders’ equity	—	—	—	121,464	121,464

Total liabilities and stockholder’s equity	$256,451	$113,101	$114,571	$1,063,037	$1,547,160

GAP	$332,554	$18,332	$53,144	$(404,030)
Cumulative GAP	$332,554	$350,886	$404,030

Included in the GAP analysis are certain interest-bearing demand accounts and savings accounts. These interest-bearing accounts are subject to immediate withdrawal. However, Horizon considers approximately 83% of these deposits to be insensitive to gradual changes in interest rates and generally to behave like deposits with longer maturities based upon historical experience and management’s ability to change rates. Due to management’s ability to change some deposit rates along with $388.6 million of Horizon’s adjustable rate loans at their floor, another model was developed to better assist management in determining the balance sheet repricing sensitivity to these variables. This model reported that the amount of assets that reprice within one year was approximately 85% of the amount of liabilities that reprice within the same time period. Management utilizes both models to best determine its balance sheet management strategy.

	Repricing Sensitivity
	3 Months or Less	> 3 Months & < 6 Months	> 6 Months & < 1 Year	Greater Than 1 Year	Total
Loans	$518,760	$90,172	$126,680	$261,671	$997,283
Federal Funds Sold	1,514	—	—	—	1,514
Interest-Bearing balances with Banks	2,101	—	—	—	2,101
Investment securities with FRB and FHLB stock	35,712	41,261	41,035	332,527	450,535
Other assets	30,918	—	—	64,809	95,727

Total Assets	$589,005	$131,433	$167,715	$659,007	$1,547,160

Noninterest-bearing deposits	$130,673	$—	$—	$—	$130,673
Interest-bearing deposits	632,646	38,437	35,011	173,097	879,191
Borrowed Funds	161,509	40,598	10,502	188,178	400,787
Other Liabilities	—	—	—	15,045	15,045
Stockholders’ equity	—	—	—	121,464	121,464

Total liabilities and stockholder’s equity	$924,828	$79,035	$45,513	$497,784	$1,547,160

GAP	$(335,823)	$52,398	$122,202	$161,223
Cumulative GAP	$(335,823)	$(283,425)	$(161,223)

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

Horizon’s exposure to interest rate risk arises from repricing or mismatch risk, embedded options risk, and yield curve risk. Repricing risk is the risk of adverse consequence from a change in interest rates that arise because of differences in the timing of when those interest rate changes affect Horizon’s assets and liabilities. Basis risk is the risk that the spread, or rate difference, between instruments of similar maturities will change. Options risk arises whenever products give the customer the right, but not the obligation, to alter the quantity or timing of cash flows. Yield curve risk is the risk that changes in prevailing interest rates will affect instruments of different maturities by different amounts. Horizon’s objective is to remain reasonably neutral with respect to IRR. Horizon utilizes a variety of strategies to maintain this position including the sale of mortgage loans on the secondary market, hedging certain balance sheet items using derivatives, varying maturities of FHLB advances, certificates of deposit funding and investment securities.

The table, which follows, provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2011. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Quantitative Disclosure of Market Risk

	2012	2013	2014	2015	2016	2017 & Beyond	Total	Fair Value December 31 2011
Rate-sensitive assets
Fixed interest rate loans	$239,288	$89,135	$50,309	$29,754	$16,491	$33,246	$458,223	$423,671
Average interest rate	5.82%	6.33%	6.20%	6.02%	5.87%	6.53%	6.03%
Variable interest rate loans	496,323	19,321	8,363	5,294	6,449	3,309	539,059	588,702
Average interest rate	4.81%	4.98%	4.75%	4.60%	4.31%	4.33%	4.80%

Total loans	735,611	108,456	58,672	35,048	22,940	36,555	997,282	1,012,373
Average interest rate	5.14%	6.09%	5.99%	5.80%	5.43%	6.33%	5.36%
Securities, including FRB and FHLB stock	118,008	66,356	47,688	40,701	45,249	132,533	450,535	450,536
Average interest rate	3.47%	3.80%	3.83%	3.81%	3.88%	4.01%	3.79%
Other interest-bearing assets	3,615	—	—	—	—	—	3,615	3,615
Average interest rate	0.13%	0.00%	0.00%	0.00%	0.00%	0.00%	0.13%

Total earnings assets	$857,234	$174,813	$106,359	$75,749	$68,189	$169,087	$1,451,432	$1,466,524

Average interest rate	4.89%	5.22%	5.03%	4.73%	5.22%	4.52%	4.86%

Rate-sensitive liabilities
Noninterest-bearing deposits	$27,999	$22,000	$17,286	$13,582	$10,672	$39,134	$130,673	$130,673
NOW accounts	56,424	46,011	43,135	40,809	30,521	152,013	368,914	359,428
Average interest rate	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%
Savings and money market accounts	46,105	32,404	23,964	15,752	11,102	37,329	166,656	165,775
Average interest rate	0.11%	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%
Certificates of deposit	170,525	52,517	32,801	20,659	23,073	44,048	343,622	348,957
Average interest rate	0.96%	1.88%	1.92%	2.21%	3.35%	2.83%	1.67%

Total deposits	301,053	152,932	117,186	90,802	75,368	272,524	1,009,865	1,004,833
Average interest rate	0.59%	0.71%	0.61%	0.58%	1.10%	0.55%	0.64%
Fixed interest rate borrowings	168,760	268	199	71,482	136	85,416	326,262	354,940
Average interest rate	0.52%	4.56%	4.68%	2.90%	4.77%	3.59%	1.86%
Variable interest rate borrowings	74,525	—	—	—	—	—	74,525	73,932
Average interest rate	2.42%	0.00%	0.00%	0.00%	0.00%	0.00%	2.42%

Total funds	$544,338	$153,200	$117,385	$162,284	$75,504	$357,940	$1,410,651	$1,433,705

Average interest rate	0.82%	0.72%	0.62%	1.60%	1.10%	1.27%	1.01%

Recent Developments

On February 9, 2012, Horizon entered into an Agreement and Plan of Merger (Merger Agreement) providing for Horizon’s acquisition of Heartland Bancshares, Inc., an Indiana corporation (Heartland). Pursuant to the Merger Agreement, Heartland will merge with and into Horizon, with Horizon surviving the merger, and Heartland Community Bank, an Indiana-chartered commercial bank and wholly owned subsidiary of Heartland, will merge with and into the Bank, with the Bank as the surviving bank. In connection with the Merger, each Heartland shareholder will receive 0.54 shares of Horizon common stock for each share of Heartland common stock owned by them, subject to adjustment. The Merger Agreement also provides that, prior to consummation of the merger, Horizon will fund the purchase of the shares of preferred stock that Heartland issued to the Treasury pursuant to the Capital Purchase Program. Those preferred shares have an aggregate liquidation value of $7.248 million.

Based on Horizon’s February 8, 2012 closing price of $18.00 per share as reported on the NASDAQ Global Market, the transaction value is estimated at $14.0 million. Subject to the approval of the merger by Heartland’s shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the merger during the second quarter of 2012. For additional information, see Note 26 of the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in management’s discussion and analysis of financial condition and results of operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Financial Statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	December 31	December 31
	2011	2010
Assets
Cash and due from banks	$20,447	$15,683
Investment securities, available for sale	431,045	382,344
Investment securities, held to maturity	7,100	9,595
Loans held for sale	14,090	18,833
Loans, net of allowance for loan losses of $18,882 and $ 19,064	964,311	863,813
Premises and equipment	34,665	34,194
Federal Reserve and Federal Home Loan Bank stock	12,390	13,664
Goodwill	5,910	5,910
Other intangible assets	2,292	2,741
Interest receivable	6,671	6,519
Cash value life insurance	30,190	27,195
Other assets	18,051	20,428

Total assets	$1,547,162	$1,400,919

Liabilities
Deposits
Non-interest bearing	$130,673	$107,606
Interest bearing	879,192	877,892

Total deposits	1,009,865	985,498
Borrowings	370,111	260,741
Subordinated debentures	30,676	30,584
Interest payable	596	781
Other liabilities	14,449	11,032

Total liabilities	1,425,697	1,288,636

Commitments and contingent liabilities Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized, 1,000,000 Series A shares
Issued 0 and 18,750 shares	—	18,217
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized, 1,000,000 Series B shares
Issued 12,500 and 0 shares	12,500	—
Common stock, $.3333 stated value
Authorized, 22,500,000 shares
Issued, 4,967,196 and 4,950,989 shares	1,126	1,122
Additional paid-in capital	10,610	10,356
Retained earnings	89,387	80,240
Accumulated other comprehensive income	7,842	2,348

Total stockholders’ equity	121,465	112,283

Total liabilities and stockholders’ equity	$1,547,162	$1,400,919

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2011	2010	2009
Interest Income
Loans receivable	$50,340	$54,738	$57,836
Investment securities
Taxable	10,201	9,605	10,885
Tax exempt	4,073	4,148	3,942

Total interest income	64,614	68,491	72,663

Interest Expense
Deposits	8,346	10,711	14,792
Borrowed funds	6,334	8,476	11,696
Subordinated debentures	1,821	1,688	1,406

Total interest expense	16,501	20,875	27,894

Net Interest Income	48,113	47,616	44,769
Provision for loan losses	5,282	11,554	13,603

Net Interest Income after Provision for Loan Losses	42,831	36,062	31,166

Other Income
Service charges on deposit accounts	3,164	3,607	3,858
Wire transfer fees	619	756	921
Interchange fees	2,594	2,247	1,864
Fiduciary activities	3,983	3,979	3,336
Gain on sale of securities	1,777	533	795
Gain on sale of mortgage loans	6,449	7,538	6,107
Mortgage servicing income net of impairment	267	(565)	(134)
Increase in cash surrender value of bank owned life insurance	891	803	720
Death benefit on officer life insurance	453	—	—
Other income	102	1,008	389

Total other income	20,299	19,906	17,856

Other Expenses
Salaries and employee benefits	22,875	22,090	19,204
Net occupancy expenses	4,267	4,195	3,796
Data processing	2,006	1,925	1,582
Professional fees	1,497	1,701	1,413
Outside services and consultants	1,741	1,694	1,471
Loan expense	3,586	3,208	2,611
FDIC insurance expense	1,220	1,635	2,126
Other losses	2,383	504	510
Other expenses	6,572	5,619	5,099

Total other expenses	46,147	42,571	37,812

Income Before Income Tax	16,983	13,397	11,210
Income tax expense	4,186	2,942	2,070

Net Income	12,797	10,455	9,140
Preferred stock dividend and discount accretion	(1,325)	(1,406)	(1,402)

Net Income Available to Common Shareholders	$11,472	$9,049	$7,738

Basic Earnings Per Share	$2.32	$1.84	$1.60
Diluted Earnings Per Share	2.27	1.81	1.58

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Per Share Data)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Stock	Stock	Capital	Income	Earnings	Income	Total
Balances, January 1, 2009	$24,151	$1,114	$9,650		$67,807	$628	$103,350
Net income				$9,140	9,140		9,140
Other comprehensive income, net of tax:
Unrealized gain on securities				4,260		4,260	4,260
Unrealized gain on derivative instruments				831		831	831

Comprehensive income				$14,231

Amortization of unearned compensation			164				164
Issuance of restricted shares		3	93				96
Exercise of stock options		2	66				68
Tax benefit related to stock options			18				18
Stock option expense			39				39
Cash dividends on preferred stock (5.00%)					(1,132)		(1,132)
Cash dividends on common stock ($.45 per share)					(2,229)		(2,229)
Accretion of discount on preferred stock	152				(152)		—

Balances, December 31, 2009	$24,306	$1,119	$10,030		$73,431	$5,719	$114,605
Net income				$10,455	10,455		10,455
Redemption of preferred stock	(6,250)						(6,250)
Other comprehensive income, net of tax:
Unrealized loss on securities				(2,199)		(2,199)	(2,199)
Unrealized loss on derivative instruments				(1,172)		(1,172)	(1,172)

Comprehensive income				$7,084

Amortization of unearned compensation			68				68
Issuance of restricted shares			34				34
Exercise of stock options		3	117				120
Tax benefit related to stock options			77				77
Stock option expense			30				30
Cash dividends on preferred stock (5.00%)					(1,245)		(1,245)
Cash dividends on common stock ($.45 per share)					(2,240)		(2,240)
Accretion of discount on preferred stock	161				(161)		—

Balances, December 31, 2010	$18,217	$1,122	$10,356		$80,240	$2,348	$112,283
Net income				$12,797	12,797		12,797
Other comprehensive income, net of tax:
Unrealized gain on securities				7,793		7,793	7,793
Unrealized losses on derivative instruments				(2,299)		(2,299)	(2,299)

Comprehensive income				$18,291

Redemption of preferred stock	(18,750)						(18,750)
Issuance of preferred stock	12,500						12,500
Amortization of unearned compensation			100				100
Issuance of restricted shares		3	57				60
Exercise of stock options		1	54				55
Tax benefit related to stock options			8				8
Stock option expense			35				35
Cash dividends on preferred stock (5.00%)					(792)		(792)
Cash dividends on common stock ($.47 per share)					(2,325)		(2,325)
Accretion of discount on preferred stock	533				(533)		—

Balances, December 31, 2011	$12,500	$1,126	$10,610		$89,387	$7,842	$121,465

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2011	2010	2009
Operating Activities
Net income	$12,797	$10,455	$9,140
Items not requiring (providing) cash
Provision for loan losses	5,282	11,554	13,603
Depreciation and amortization	2,520	2,320	2,280
Share based compensation	35	30	39
Mortgage servicing rights impairment	53	664	135
Deferred income tax	108	(113)	(713)
Premium amortization on securities available for sale, net	2,311	1,946	729
Gain on sale of investment securities	(1,777)	(533)	(795)
Gain on sale of mortgage loans	(6,449)	(7,538)	(6,107)
Proceeds from sales of loans	282,306	286,960	339,424
Loans originated for sale	(275,857)	(281,705)	(335,871)
Change in cash surrender value of life insurance	5	(770)	(720)
(Gain) loss on sale of other real estate owned	206	(393)	9
Net change in
Interest receivable	(152)	—	(278)
Interest payable	(185)	(354)	(775)
Other assets	178	296	(5,704)
Other liabilities	971	2,057	316

Net cash provided by operating activities	22,352	24,876	14,712

Investing Activities
Purchases of securities available for sale	(193,494)	(203,840)	(137,723)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	155,343	204,647	112,377
Purchase of securities held to maturity	(9,437)	(24,732)	(24,726)
Proceeds from maturities of securities held to maturity	12,837	11,167	15,171
(Purchase) proceeds from the sale of Federal Home Loan Bank stock	1,274	861	(564)
Net change in loans	(105,678)	32,577	(20,394)
Proceeds on the sale of OREO and repossessed assets	2,424	6,137	8,242
Purchases of premises and equipment	(2,442)	(2,414)	(4,066)
Purchases of bank owned life insurance	(3,000)	—	—
Purchases and assumption of ATSB	—	3,412	—

Net cash used in investing activities	(142,173)	27,815	(51,683)

Financing Activities
Net change in
Deposits	24,367	(64,227)	110,539
Borrowings	109,462	(31,979)	(40,367)
Redemption of preferred stock	(18,750)	(6,250)	—
Issuance of preferred stock	12,500	—	—
Proceeds from issuance of stock	115	154	164
Tax benefit from issuance of stock	8	77	18
Dividends paid on common shares	(2,325)	(2,240)	(2,229)
Dividends paid on preferred shares	(792)	(1,245)	(1,132)

Net cash provided by (used in) financing activities	124,585	(105,710)	66,993

Net Change in Cash and Cash Equivalent	4,764	(53,019)	30,022
Cash and Cash Equivalents, Beginning of Period	15,683	68,702	38,680

Cash and Cash Equivalents, End of Period	$20,447	$15,683	$68,702

Additional Cash Flows Information
Interest paid	$16,686	$21,228	$28,668
Income taxes paid	2,700	3,880	3,155
Transfer of loans to other real estate owned	4,787	9,026	6,481

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp (Horizon) and its wholly owned subsidiary, Horizon Bank, N.A. (Bank) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank has two active wholly owned subsidiaries, Horizon Investments, Inc. (Investment Company) and Horizon Grantor Trust. Investment Company manages the investment portfolio of the Bank. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Bank maintains 22 full service facilities. The Bank also wholly owns Horizon Insurance Services, Inc. (Insurance Agency) which is inactive, but previously offered a full line of personal and corporate insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the Insurance Agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.

Horizon formed Horizon Statutory Trust II in 2004 and Horizon Bancorp Capital Trust III in 2006 for the purpose of participating in Pooled Trust Preferred Stock offerings. The Company assumed additional debentures as the result of the acquisition of Alliance in 2005, which formed Alliance Financial Statutory Trust I (Alliance Trust), and American Trust & Savings Bank in 2010, which formed Am Tru Statutory Trust I (Am Tru Trust). See Note 12 for further discussion regarding these previously consolidated entities that are now reported separately.

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

Fair Value Measurements — Horizon uses fair value measurements to record fair value adjustments, to certain assets, and liabilities and to determine fair value disclosures. Horizon has adopted Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures for all applicable financial and nonfinancial assets and liabilities. This accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.

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

Interest and Fees on Loans — Interest on commercial, mortgage and installment loans is recognized over the term of the loans based on the principal amount outstanding. When principal or interest is past due 90 days or more, and the loan is not well secured or in the process of collection, or when serious doubt exists as to the collectability of a loan, the accrual of interest is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Northwest Indiana and Southwest Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 36% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 16% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 27% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 21% of the loan portfolio and are secured by residential real estate.

Mortgage Warehouse Loans — Horizon’s mortgage warehousing has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement.

Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale under ASC 860, Transfers and Servicing and therefore is accounted for as a secured borrowing with pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.

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

Goodwill — Goodwill is tested annually for impairment. At December 31, 2011, Horizon had core deposit intangibles of $2.3 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $5.9 million at December 31, 2011 and 2010. A large majority of the goodwill relates to the acquisition of Alliance Financial Corporation.

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

	December 31 2011	December 31 2010	December 31 2009
Basic earnings per share
Net income	$12,797	$10,455	$9,140
Less: Preferred stock dividends and accretion of discount	1,325	1,406	1,402

Net income available to common shareholders	$11,472	$9,049	$7,738

Weighted average common shares outstanding(1)	4,938,172	4,915,604	4,848,050

Basic earnings per share	$2.32	$1.84	$1.60

Diluted earnings per share
Net income available to common shareholders	$11,472	$9,049	$7,738

Weighted average common shares outstanding(1)	4,938,172	4,915,604	4,848,050
Effect of dilutive securities:
Warrants	107,948	60,654	—
Restricted stock	2,907	22,028	48,426
Stock options	9,902	3,612	9,609

Weighted average shares outstanding	5,058,929	5,001,897	4,906,085

Diluted earnings per share	$2.27	$1.81	$1.58

(1)	Adjusted for 3:2 stock split on December 9, 2011

At December 31, 2011, 2010, and 2009 there were 31,411 shares, 48,333 shares, and 71,514 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2011, $13.8 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Share-Based Compensation — At December 31, 2011, Horizon has stock option plans, which are described more fully in Note 19. All share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $35,000, $30,000, and $39,000 for 2011, 2010, and 2009, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12 month period ended December 31, 2011 and 2010.

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

Reclassifications — Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to be comparable to 2011. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

The FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.

In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.

All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. These disclosures will be adopted by the Company in future reporting periods.

FASB Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

The eligibility criteria for offsetting are different in IFRS and U.S. GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the impact of these disclosures for future reporting periods.

FASB Accounting Standards Update 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan

ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans.

ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented. This pronouncement is not expected to have a significant impact to the Company’s financial statements.

Note 2 — Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted primarily of deposit accounts with financial institutions.

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

Pursuant to legislation enacted in 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2011, the Company’s cash accounts exceeded federally insured limits by approximately $266,000. At December 31, 2011, the Company had cash balances at the Federal Reserve Bank and Federal Home Loan Bank of Indianapolis of $420,000 that did not have FDIC insurance coverage.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 3 — Securities

The fair value of securities is as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$12,693	$329	$—	$13,022
State and municipal	135,011	8,950	(71)	143,890
Federal agency collateralized mortgage obligations	89,016	2,106	—	91,122
Federal agency mortgage-backed pools	173,797	5,669	(115)	179,351
Private labeled mortgage-backed pools	3,518	118	—	3,636
Corporate notes	32	—	(8)	24

Total available for sale investment securities	$414,067	$17,172	$(194)	$431,045

Held to maturity, State and Municipal	$7,100	$34	$—	$7,134

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$24,727	$643	$(119)	$25,251
State and municipal	132,380	1,511	(2,402)	131,489
Federal agency collateralized mortgage obligations	100,106	1,945	(214)	101,837
Federal agency mortgage-backed pools	114,390	3,865	(360)	117,895
Private labeled mortgage-backed pools	5,197	126	—	5,323
Corporate notes	555	—	(6)	549

Total available for sale investment securities	$377,355	$8,090	$(3,101)	$382,344

Held to maturity, State and Municipal	$9,595	$—	$—	$9,595

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2011, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in United States Department of the Treasury (“U.S. Treasury”) and federal agencies, securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2011.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$931	$940	$855	$866
One to five years	30,796	31,910	28,240	28,949
Five to ten years	51,476	55,053	44,179	44,450
After ten years	64,533	69,033	84,388	83,024

	147,736	156,936	157,662	157,289
Federal agency collateralized mortgage obligations	89,016	91,122	100,106	101,837
Federal agency mortgage-backed pools	173,797	179,351	114,390	117,895
Private labeled mortgage-backed pools	3,518	3,636	5,197	5,323

Total available for sale investment securities	$414,067	$431,045	$377,355	$382,344

Held to maturity
Within one year	$7,100	$7,134	$9,495	$9,495
One to five years	—	—	100	100

Total held to maturity investment securities	$7,100	$7,134	$9,595	$9,595

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,550	$(44)	$1,948	$(27)	$3,498	$(71)
Federal agency mortgage-backed pools	23,442	(115)	23	—	23,465	(115)
Corporate notes	24	(8)	—	—	24	(8)

Total temporarily impaired securities	$25,016	$(167)	$1,971	$(27)	$26,987	$(194)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$9,881	$(119)	$—	$—	$9,881	$(119)
State and municipal	60,401	(2,370)	568	(32)	60,969	(2,402)
Federal agency collateralized mortgage obligations	21,130	(214)	—	—	21,130	(214)
Federal agency mortgage-backed pools	27,033	(360)	32	—	27,065	(360)
Corporate notes	26	(6)	—	—	26	(6)

Total temporarily impaired securities	$118,471	$(3,069)	$600	$(32)	$119,071	$(3,101)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Information regarding security proceeds, gross gains and gross losses are presented below.

	2011	December 31 2010	2009
Sales of securities available for sale
Proceeds	$77,379	$85,892	$48,859
Gross gains	1,777	675	1,130
Gross losses	—	142	335

The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2011, the Company had pledged $170.0 million of fair value or $164.0 million of amortized cost, in securities as collateral for $138.8 million in repurchase agreements, $98.1 million of fair value or $91.9 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with no current outstanding borrowings and $8.6 million of fair value or $8.4 million of amortized cost, in securities as collateral for $7.1 million in settlements on the fair value of swap agreements.

Note 4 — Loans

	December 31 2011	December 31 2010
Commercial
Working capital and equipment	$170,325	$151,414
Real estate, including agriculture	172,910	167,785
Tax exempt	3,818	2,925
Other	5,323	7,894

Total	352,376	330,018

Real estate
1—4 family	153,039	157,478
Other	4,102	4,957

Total	157,141	162,435

Consumer
Auto	134,686	136,014
Recreation	4,737	6,086
Real estate/home improvement	27,729	29,184
Home equity	92,249	90,580
Unsecured	3,183	3,091
Other	2,793	1,726

Total	265,377	266,681

Mortgage warehouse	208,299	123,743

Total	208,299	123,743

Total loans	983,193	882,877
Allowance for loan losses	(18,882)	(19,064)

Loans, net	$964,311	$863,813

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

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type, which are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow and risk grade criteria. As a general rule, the Company avoids financing single purpose projects, such as churches, schools, restaurants, and golf courses unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

Mortgage Warehousing

Horizon’s mortgage warehouse lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the recorded investment of individual loan categories.

December 31, 2011	Loan Balance	Interest Due	Deferred Fees/(Costs)	Recorded Investment
Owner occupied real estate	$131,893	$383	$30	$132,306
Non owner occupied real estate	142,269	360	94	142,723
Residential spec homes	3,574	6	—	3,580
Development & spec land loans	8,739	16	—	8,755
Commercial and industrial	65,774	169	3	65,946

Total commercial	352,249	934	127	353,310

Residential mortgage	150,893	513	68	151,474
Residential construction	6,181	8	—	6,189
Mortgage warehouse	208,299	427	—	208,726

Total real estate	365,373	948	68	366,389

Direct installment	24,252	94	(360)	23,986
Direct installment purchased	981	—	—	981
Indirect installment	127,751	420	(56)	128,115
Home equity	113,561	559	(752)	113,368

Total consumer	266,545	1,073	(1,168)	266,450

Total loans	984,167	2,955	(973)	986,149
Allowance for loan losses	(18,882)	—	—	(18,882)

Net loans	$965,285	$2,955	$(973)	$967,267

December 31, 2010	Loan Balance	Interest Due	Deferred Fees/(Costs)	Recorded Investment
Owner occupied real estate	$125,883	$442	$26	$126,351
Non owner occupied real estate	136,986	364	87	137,437
Residential spec homes	2,257	4	(2)	2,259
Development & spec land loans	6,439	14	—	6,453
Commercial and industrial	58,336	234	6	58,576

Total commercial	329,901	1,058	117	331,076

Residential mortgage	154,891	592	76	155,559
Residential construction	7,467	13	1	7,481
Mortgage warehouse	123,743	332	—	124,075

Total real estate	286,101	937	77	287,115

Direct installment	23,527	97	(338)	23,286
Direct installment purchased	1,869	—	—	1,869
Indirect installment	128,122	491	7	128,620
Home equity	114,202	563	(708)	114,057

Total consumer	267,720	1,151	(1,039)	267,832

Total loans	883,722	3,146	(845)	886,023
Allowance for loan losses	(19,064)	—	—	(19,064)

Net loans	$864,658	$3,146	$(845)	$866,959

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 4—Allowance for Loan Losses

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior one to five years. Management believes the two-year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

	December 31	December 31	December 31
	2011	2010	2009
Balance at beginning of the period	$19,064	$16,015	$11,410
Loans charged-off:
Commercial
Owner occupied real estate	190	1,560	920
Non owner occupied real estate	401	288	400
Residential development	—	—	—

Development & Spec Land Loans	—	780	787
Commercial and industrial	376	1,228	354

Total commercial	967	3,856	2,461
Real estate
Residential mortgage	956	811	432
Residential construction	—	—	—

Mortgage warehouse	—	—	—

Total real estate	956	811	432
Consumer

Direct Installment	661	568	2,297
Direct Installment Purchased	—	—	—
Indirect Installment	1,676	2,863	3,960
Home Equity	2,420	1,636	1,097

Total consumer	4,757	5,067	7,354

Total loans charged-off	6,680	9,734	10,247
Recoveries of loans previously charged off:
Commercial
Owner occupied real estate	26	5	—
Non owner occupied real estate	113	—	—
Residential development	—	66	—
Development & Spec Land Loans	—	—	—
Commercial and industrial	24	162	66

Total commercial	163	233	66
Real estate
Residential mortgage	10	1	—
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	10	1	—
Consumer
Direct Installment	96	61	147
Direct Installment Purchased	—	—	—
Indirect Installment	803	880	992
Home Equity	144	54	44

Total consumer	1,043	995	1,183

Total loan recoveries	1,216	1,229	1,249

Net loans charged-off	5,464	8,505	8,998
Provision charged to operating expense	5,282	11,554	13,603

Balance at the end of the period	$18,882	$19,064	$16,015

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

			Mortgage
December 31, 2011	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,136	$—	$—	$—	$2,136
Collectively evaluated for impairment	5,881	2,472	1,695	6,698	16,746

Total ending allowance balance	$8,017	$2,472	$1,695	$6,698	$18,882

Loans:
Individually evaluated for impairment	$7,960	$—	$—	$—	$7,960
Collectively evaluated for impairment	345,350	157,663	208,726	266,450	978,189

Total ending loans balance	$353,310	$157,663	$208,726	$266,450	$986,149

			Mortgage
December 31, 2010	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,457	$—	$—	$—	$1,457
Collectively evaluated for impairment	6,097	2,379	1,435	7,696	17,607

Total ending allowance balance	$7,554	$2,379	$1,435	$7,696	$19,064

Loans:
Individually evaluated for impairment	$8,123	$—	$—	$—	$8,123
Collectively evaluated for impairment	322,953	163,040	124,075	267,832	877,900

Total ending loans balance	$331,076	$163,040	$124,075	$267,832	$886,023

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 5 —Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and trouble debt restructured (“TDR’s”) by class of loans:

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR's	Performing TDR's	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,515	$—	$—	$—	$2,515
Non owner occupied real estate	3,970	—	152	—	4,122
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	—	—	—	90
Commercial and industrial	330	—	901	—	1,231

Total commercial	6,905	—	1,053	—	7,958

Real estate
Residential mortgage	4,550	—	1,120	2,389	8,059
Residential construction	144	—	—	293	437
Mortgage warehouse	—	—	—	—	—

Total real estate	4,694	—	1,120	2,682	8,496

Consumer
Direct Installment	256	1	—	—	257
Direct Installment Purchased	—	4	—	—	4
Indirect Installment	926	29	—	—	955
Home Equity	1,587	3	25	858	2,473

Total Consumer	2,769	37	25	858	3,689

Total	$14,368	$37	$2,198	$3,540	$20,143

December 31, 2010	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR's	Performing TDR's	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,358	$—	$—	$—	$1,358
Non owner occupied real estate	5,439	—	421	—	5,860
Residential development	16	—	—	—	16
Development & Spec Land Loans	250	—	—	—	250
Commercial and industrial	445	—	153	—	598

Total commercial	7,508	—	574	—	8,082

Real estate
Residential mortgage	5,278	222	241	3,380	9,121
Residential construction	205	—	—	—	205
Mortgage warehouse	—	—	—	—	—

Total real estate	5,483	222	241	3,380	9,326

Consumer
Direct Installment	251	23	—	—	274
Direct Installment Purchased	—	5	—	—	5
Indirect Installment	1,328	98	—	—	1,426
Home Equity	2,103	10	37	165	2,315

Total Consumer	3,682	136	37	165	4,020

Total	$16,673	$358	$852	$3,545	$21,428

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

A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, Horizon may use that value. Also, if the loan is secured and considered collateral dependent, Horizon may use the fair value of the collateral. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

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

The Company’s TDR’s are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2011 the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2011, the Company had $5.7 million in TDR’s and $3.5 million were performing according to the restructured terms. The financial statement impact of non-perfoming TDR’s was not material for the year ending December 31, 2011. There was $426,000 of specific reserves for commercial TDR’s at December 31, 2011 due to the value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Loans classified as troubled debt restructuring during the year ended December 31, 2011, segregated by class, are shown in the table below.

	Twelve Months Ended
	December 31, 2011
(Dollars in thousands)	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	1	$835
Non owner occupied real estate	—	—
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	—	—

Total commercial	1	835

Real estate
Residential mortgage	3	342
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	3	342

Consumer
Direct Installment	—	—
Direct Installment Purchased	—	—
Indirect Installment	—	—
Home Equity	11	758

Total Consumer	11	758

Total	15	$1,935

Troubled debt restructured loans which had payment defaults during the three and nine months ended December 31, 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual.

	Twelve Months Ended
	December 31, 2011
(Dollars in thousands)	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	1	$835
Non owner occupied real estate	—	—
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	2	218

Total commercial	3	1,053

Real estate
Residential mortgage	2	1,120
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	2	1,120

Consumer
Direct Installment	—	—
Direct Installment Purchased	—	—
Indirect Installment	—	—
Home Equity	—	—
Total Consumer	—	—

Total	5	$2,173

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

				Twelve Months Ending
December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$192	$192	$—	$110	$2
Non owner occupied real estate	954	956	—	639	43
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	90	—	157	—
Commercial and industrial	396	396	—	355	6

Total commercial	1,632	1,634	—	1,261	51

With an allowance recorded
Commercial
Owner occupied real estate	2,323	2,323	770	1,911	25
Non owner occupied real estate	3,168	3,168	1,080	830	83
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	835	835	286	839	22

Total commercial	6,326	6,326	2,136	3,580	130

Total	$7,958	$7,960	$2,136	$4,841	$181

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated
With no recorded allowance
Commercial
Owner occupied real estate	$720	$721	$—
Non owner occupied real estate	928	929	—
Residential development	—	—	—
Development & Spec Land Loans	—	—	—
Commercial and industrial	118	118	—

Total commercial	1,766	1,768	—

With an allowance recorded
Commercial
Owner occupied real estate	639	640	385
Non owner occupied real estate	4,932	4,970	665
Residential development	16	16	16
Development & Spec Land Loans	250	250	126
Commercial and industrial	479	479	265

Total commercial	6,316	6,355	1,457

Total	$8,082	$8,123	$1,457

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loans:

	30 - 59 Days	60 - 89 Days	Greater than 90	Loans Not Past
December 31, 2011	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$89	$168	$—	$257	$131,636	$131,893
Non owner occupied real estate	228	—	—	228	142,041	142,269
Residential development	—	—	—	—	3,574	3,574
Development & Spec Land Loans	—	—	—	—	8,739	8,739
Commercial and industrial	34	22	—	56	65,718	65,774

Total commercial	351	190	—	541	351,708	352,249

Real estate
Residential mortgage	411	—	—	411	150,482	150,893
Residential construction	—	—	—	—	6,181	6,181
Mortgage warehouse	—	—	—	—	208,299	208,299

Total real estate	411	—	—	411	364,962	365,373

Consumer
Direct Installment	164	22	1	187	24,065	24,252
Direct Installment Purchased	7	14	4	25	956	981
Indirect Installment	1,333	335	29	1,697	126,054	127,751
Home Equity	363	92	3	458	113,103	113,561

Total consumer	1,867	463	37	2,367	264,178	266,545

Total	$2,629	$653	$37	$3,319	$980,848	$984,167

	30 - 59 Days	60 - 89 Days	Greater than 90	Loans Not Past
December 31, 2010	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$229	$—	$—	$229	$125,654	$125,883
Non owner occupied real estate	461	—	—	461	136,525	136,986
Residential development	—	—	—	—	2,257	2,257
Development & Spec Land Loans	—	—	—	—	6,439	6,439
Commercial and industrial	74	—	—	74	58,262	58,336

Total commercial	764	—	—	764	329,137	329,901

Real estate
Residential mortgage	317	91	222	630	154,261	154,891
Residential construction	293	—	—	293	7,174	7,467
Mortgage warehouse	—	—	—	—	123,743	123,743

Total real estate	610	91	222	923	285,178	286,101

Consumer
Direct Installment	294	156	23	473	23,054	23,527
Direct Installment Purchased	51	31	5	87	1,782	1,869
Indirect Installment	2,360	433	98	2,891	125,231	128,122
Home Equity	899	218	10	1,127	113,075	114,202

Total consumer	3,604	838	136	4,578	263,142	267,720

Total	$4,978	$929	$358	$6,265	$877,457	$883,722

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$107,155	$4,101	$20,637	$—	$131,893
Non owner occupied real estate	118,446	11,423	12,400	—	142,269
Residential development	1,677	529	1,368	—	3,574
Development & Spec Land Loans	3,778	860	4,101	—	8,739
Commercial and industrial	55,964	3,012	6,798	—	65,774

Total commercial	287,020	19,925	45,304	—	352,249
Real estate
Residential mortgage	142,834	—	8,059	—	150,893
Residential construction	5,744	—	437	—	6,181
Mortgage warehouse	208,299	—	—	—	208,299

Total real estate	356,877	—	8,496	—	365,373
Consumer
Direct Installment	23,995	—	257	—	24,252
Direct Installment Purchased	977	—	4	—	981
Indirect Installment	126,796	—	955	—	127,751
Home Equity	111,088	—	2,473	—	113,561

Total Consumer	262,856	—	3,689	—	266,545

Total	$906,753	$19,925	$57,489	$—	$984,167

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$94,722	$13,656	$17,506	$—	$125,883
Non owner occupied real estate	119,041	6,107	11,838	—	136,986
Residential development	834	537	886	—	2,257
Development & Spec Land Loans	4,378	746	1,315	—	6,439
Commercial and industrial	45,831	6,856	5,649	—	58,336

Total commercial	264,805	27,902	37,195	—	329,901

Real estate
Residential mortgage	145,770	—	9,121	—	154,891
Residential construction	7,262	—	205	—	7,467
Mortgage warehouse	123,743	—	—	—	123,743

Total real estate	276,775	—	9,326	—	286,101

Consumer
Direct Installment	23,253	—	274	—	23,527
Direct Installment Purchased	1,864	—	5	—	1,869
Indirect Installment	126,696	—	1,426	—	128,122
Home Equity	111,888	—	2,314	—	114,202

Total Consumer	263,701	—	4,019	—	267,720

Total	$805,281	$27,902	$50,539	$—	$883,722

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 7—Premises and Equipment

	December 31 2011	December 31 2010
Land	$10,682	$11,184
Buildings and improvements	34,603	32,645
Furniture and equipment	10,361	10,353

Total cost	55,646	54,182
Accumulated depreciation	(20,981)	(19,988)

Net premise and equipment	$34,665	$34,194

Note 8—Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $599.1 million and $463.5 million at December 31, 2011 and 2010.

The aggregate fair value of capitalized mortgage servicing rights was approximately $5.4 million, $3.7 million, and $3.5 million at December 31, 2011, 2010, and 2009. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2011	December 31 2010	December 31 2009
Mortgage servicing rights
Balances, January 1	$4,175	$3,010	$732
Servicing rights capitalized	1,866	2,000	2,807
Amortization of servicing rights	(992)	(835)	(529)

	5,049	4,175	3,010
Impairment allowance	(856)	(803)	(139)

Balances, December 31	$4,193	$3,372	$2,871

During 2011, 2010 and 2009, the Bank recorded additional impairment of approximately $53,000, $664,000 and $135,000.

Note 9—Intangible Assets

As a result of the acquisition of Alliance Bank Corporation in 2005 and American Trust & Savings Bank in 2010, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The Core deposit intangible is being amortized over ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets Core deposit intangible	$4,637	$(2,345)	$4,637	$(1,896)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Amortization expense for intangible assets totaled $449,000, $390,000, and $305,000 for the years ended December 31, 2011, 2010, and 2009. Estimated amortization for the years ending December 31 are as follows:

0000000
2012	$438
2013	427
2014	416
2015	267
2016	169
Thereafter	575

$2,292

Note 10—Deposits

	December 31 2011	December 31 2010
Noninterest-bearing demand deposits	$130,673	$107,606
Interest-bearing demand deposits	368,914	345,288
Money market (variable rate)	81,692	86,859
Savings deposits	87,477	76,806
Certificates of deposit of $100,000 or more	203,535	206,130
Other certificates and time deposits	137,574	162,809

Total deposits	$1,009,865	$985,498

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2012	$106,434	$61,577	$168,011
2013	34,889	17,628	52,517
2014	22,097	10,704	32,801
2015	9,746	10,913	20,659
2016	15,721	7,352	23,073
Thereafter	41,371	2,677	44,048

	$230,258	$110,851	$341,109

Note 11—Borrowings

	December 31 2011	December 31 2010
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.29% to 7.53%, due at various dates through November 15, 2024	$174,263	$88,847
Securities sold under agreements to repurchase	138,849	140,394
Federal funds purchased	57,000	31,500

Total borrowings	$370,111	$260,741

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $373.5 million. Advances are subject to restrictions or penalties in the event of prepayment.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2011 and 2010 totaled $138.8 million and $144.7 million and the daily average of such agreements totaled $135.3 million and $138.6 million. The agreements at December 31, 2011, mature at various dates through September 13, 2020.

At December 31, 2011, the Bank has available approximately $288.7 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31:

2012	$201,660
2013	(482)
2014	20,195
2015	20,463
2016	21,346
Thereafter	106,929

$370,111

Note 12—Subordinated Debentures

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

Note 13—Employee Stock Ownership Plan

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

Total cash contributions and expense recorded for the ESOP was$400,000 in 2011 and 2010 and $300,000 in 2009.

The ESOP, which is not leveraged, owns a total of 561,949 shares of Horizon’s stock or 11.3% of the outstanding shares.

Note 14—Employee Thrift Plan

The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times and Horizon’s discretionary contributions vest over a six-year period. The Bank’s expense related to the thrift plan totaled approximately $ 518,000 in 2011, $459,000 in 2010, and $439,000 in 2009.

The Thrift Plan owns a total of 204,584 shares of Horizon’s stock or 4.1% of the outstanding shares.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 15—Income Tax

	December 31 2011	December 31 2010	December 31 2009
Income tax expense
Currently payable
Federal	$4,034	$3,018	$2,818
State	44	37	(35)
Deferred	108	(113)	(713)

Total income tax expense	$4,186	$2,942	$2,070

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$5,774	$4,555	$3,812
Tax exempt interest	(1,416)	(1,453)	(1,377)
Tax exempt income	(457)	(273)	(245)
Nondeductible and other	216	81	(120)
Effect of state income taxes	69	32	—

Actual tax expense	$4,186	$2,942	$2,070

	December 31 2011	December 31 2010
Assets
Allowance for loan losses	$7,079	$6,946
Director and employee benefits	1,150	1,371
Other	534	102

Total assets	8,763	8,419

Liabilities
Depreciation	(1,545)	(1,147)
Difference in expense recognition	(66)	(51)
Federal Home Loan Bank stock dividends	(272)	(298)
Difference in basis of intangible assets	(1,843)	(1,682)
FHLB Penalty	(965)	(1,417)
Unrealized gain on securities available for sale	(4,222)	(1,746)
Other	(335)	(80)

Total liabilities	(9,248)	(6,421)

Net deferred tax asset (liability)	$(485)	$1,998

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 16—Other Comprehensive Income (Loss)

	$000,000,000	$000,000,000	$000,000,000
	December 31 2011	December 31 2010	December 31 2009
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$13,766	$(2,850)	$7,348
Less: reclassification adjustment for gains realized in net income	1,777	533	795

	11,989	(3,383)	6,553
Unrealized gain (loss) on derivative instruments	(3,539)	(1,803)	1,279

Net unrealized gains (losses)	8,450	(5,186)	7,832
Tax expense (benefit)	(2,956)	1,815	(2,741)

Other comprehensive income (loss)	$5,494	$(3,371)	$5,091

The components of accumulated other comprehensive income (loss) included in capital are as follows:

	$000,000,000	$000,000,000	$000,000,000
	December 31 2011	December 31 2010	December 31 2009
Unrealized gain on securities available for sale	$16,978	$4,989	$8,371
Unrealized gain (loss) on derivative instruments	(4,914)	(1,377)	428
Tax effect	(4,222)	(1,264)	(3,079)

Total accumulated other comprehensive income	$7,842	$2,348	$5,719

Note 17—Commitments, Off-Balance Sheet Risk and Contingencies

Because of the nature of its activities, Horizon is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

The Bank was required to have approximately $3.7 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2011. These balances are included in cash and cash equivalents and do not earn interest.

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

At December 31, 2011 and 2010, commitments to make loans amounted to approximately $299.0 million and $252.4 million and commitments under outstanding standby letters of credit amounted to approximately $1.1 million and $1.1 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

Note 18—Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2011 and 2010, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Actual		For Capital[1] Adequacy Purposes		For Well[1] Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital[1] (to risk-weighted assets)
Consolidated	$151,396	14.20%	$85,294	8.00%	N/A	N/A
Bank	139,862	13.12%	85,282	8.00%	$106,602	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	138,001	12.94%	42,659	4.00%	N/A	N/A
Bank	126,467	11.86%	42,653	4.00%	63,980	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	138,001	9.27%	59,547	4.00%	N/A	N/A
Bank	126,467	8.50%	59,514	4.00%	74,392	5.00%

As of December 31, 2010
Total capital[1] (to risk-weighted assets)
Consolidated	$144,941	15.07%	$76,943	8.00%	N/A	N/A
Bank	133,893	13.96%	76,730	8.00%	$95,912	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	132,860	13.81%	38,482	4.00%	N/A	N/A
Bank	121,812	12.70%	38,366	4.00%	57,549	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	132,860	9.37%	56,717	4.00%	N/A	N/A
Bank	121,812	8.60%	56,657	4.00%	70,821	5.00%

[1]	As defined by regulatory agencies

Note 19—Share-Based Compensation

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

A summary of option activity under the 1997 Plan as of December 31, 2011 and changes during the year then ended, is presented below. The option activity reflects the 3-for-2 stock split that occurred on December 9, 2011.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Outstanding, beginning of year	2,700	$11.95
Exercised	(2,700)	11.95

Outstanding, end of year	—	—	—	$—

Exercisable, end of year	—	—	—	—

There were no options granted during the years 2011, 2010, and 2009. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $32,000, $210,000 and $61,000.

On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (2003 Plan), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon may issue up to 225,000 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limits the number of shares available to 225,000 for incentive stock options and to 112,500 for the grant of non-option awards. The shares available for issuance under the 2003 Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2003 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate of 20% per year. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period. On March 8, 2010, the Board of Directors adopted, and was approved by stockholders on May 6, 2010, an amendment to the 2003 Omnibus Equity Incentive Plan making an additional 262,500 common shares available for issuance.

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions (there were no options granted during 2009 under the 2003 plan):

	$000,000,000	$000,000,000
December 31	2011	2010
Dividend yields	2.77%	2.99%
Volatility factors of expected market price of common stock	29.89%	30.97%
Risk-free interest rates	1.91%	2.86%
Expected life of options	8 years	8 years

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

A summary of option activity under the 2003 Plan as of December 31, 2011, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	70,500	$16.09
Granted	1,500	17.33
Exercised	(1,500)	15.71
Forfeited	(3,000)	16.56

Outstanding, end of year	67,500	16.10	6.04	$82,885

Exercisable, end of year	40,500	16.67	4.44	64,885

The weighted average grant-date fair value of options granted during the year 2011 and 2010 was $4.23 and $3.94. No options were granted under the 2003 Plan during 2009. No options granted under the 2003 Plan were exercised in 2010 or 2009.

A summary of the status of Horizon’s non-vested, restricted shares as of December 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of year	15,000	$18.15
Vested	(15,000)	18.15
Granted	24,750	19.32
Forfeited	(5,250)	19.32

Non-vested, end of year	19,500	19.32

Grants vest at the end of four or five years of continuous employment.

Total compensation cost recognized in the income statement for option-based payment arrangements during 2011 was $35,000 and the related tax benefit recognized was $14,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2010 and 2009 was $30,000 and $39,000 and the related tax benefit recognized was $12,000 and $15,000, respectively.

Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2011, 2010, and 2009 was $100,000, $68,000, and $164,000. The recognized tax benefit related thereto was $40,000, $27,000, and $66,000 for the years ended December 31, 2011, 2010, and 2009.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2011, 2010, and 2009 was $56,000, $120,000, and $68,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $8,000, $77,000, and $18,000, for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, there was $306,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 20—Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at December 31, 2011 and $30.5 million at December 31, 2010. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2011 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2011 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $52.2 million at December 31, 2011 and $48.0 million at December 31, 2010.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2011 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative December 31, 2011		Liability Derivatives December 31, 2011
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$754	Other liabilities	$2,187
Interest rate contracts	Other Assets	1,433	Other liabilities	4,914

Total derivatives designated as hedging instruments		2,187		7,101

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	662	Other liabilities	—

Total derivatives not designated as hedging instruments		662		—

Total derivatives		$2,849		$7,101

	Asset Derivative December 31, 2010		Liability Derivatives December 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$1,388	Other liabilities	$2,039
Interest rate contracts	Other Assets	651	Other liabilities	1,376

Total derivatives designated as hedging instruments		2,039		3,415

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	407	Other liabilities	—

Total derivatives not designated as hedging instruments		407		—

Total derivatives		$2,446		$3,415

The effect of the derivative instruments on the consolidated statement of income for the twelve month periods ended is as follows:

Derivative in cash flow hedging relationship	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Years Ended December 31
	2011	2010	2009
Interest rate contracts	$(2,299)	$(1,172)	$831

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2011	2010	2009
Interest rate contracts	Interest income -loans	$147	$898	$(565)
Interest rate contracts	Interest income -loans	(147)	(898)	565

Total		$—	$—	$—

Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2011	2010	2009
Mortgage contracts	Other income -gain on sale of loans	$255	$(538)	$(101)

Note 21—Disclosures about fair value of assets and liabilities

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

Forward sale commitments

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Available-for-sale securities
U.S. Treasury and federal agencies	$13,022	$—	$13,022	$—
State and municipal	143,890	—	143,890	—
Federal agency collateralized mortgage obligations	91,122	—	91,122	—
Federal agency mortgage-backed pools	179,351	—	179,351	—
Private labeled mortgage-backed pools	3,636	—	3,636	—
Corporate notes	24	—	24	—

Total available-for-sale securities	431,045	—	431,045	—

Hedged loans	54,362	—	—	54,362
Forward sale commitments	662	—	—	662
Interest rate swap agreements	(7,102)	—	—	(7,102)
Commitments to originate loans	—	—	—	—

December 31, 2010
Available-for-sale securities
U.S. Treasury and federal agencies	$25,251	$—	$25,251	$—
State and municipal	131,489	—	131,489	—
Federal agency collateralized mortgage obligations	101,837	—	101,837	—
Federal agency mortgage-backed pools	117,895	—	117,895	—
Private labeled mortgage-backed pools	5,323	—	5,323	—
Corporate notes	549	456	20	—

Total available-for-sale securities	382,344	456	381,815	—

Hedged loans	50,088	—	—	50,088
Forward sale commitments	407	—	—	407
Interest rate swap agreements	(3,415)	—	—	(3,415)
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (level 3) inputs:

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2010	$50,088	$407	$(3,415)	$—
Total realized and unrealized gains and losses
Included in net income	147	255	(147)	—
Included in other comprehensive income, gross	—	—	(3,539)	—
Purchases, issuances, and settlements	9,091	—	—	—
Principal payments	(4,964)	—	—	—

Ending balance December 31, 2011	$54,362	$662	$(7,101)	$—

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2009	$31,153	$265	$(715)	$(135)
Total realized and unrealized gains and losses
Included in net income	898	142	(898)	135
Included in other comprehensive income, gross	—	—	(1,802)	—
Purchases, issuances, and settlements	19,167	—	—	—
Principal payments	(1,130)	—	—	—

Ending balance December 31, 2010	$50,088	$407	$(3,415)	$—

Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

	Years Ended December 31
	2011	2010	2009
Non Interest Income
Total gains and losses from:
Hedged loans	$147	$898	$(565)
Fair value interest rate swap agreements	(147)	(898)	565
Derivative loan commitments	255	(538)	(101)

	$255	$(538)	$(101)

Certain other assets are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Impaired loans	$5,822	$—	$—	$5,822

December 31, 2010
Impaired loans	$6,625	$—	$—	$6,625

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

Note 22—Fair Value of Financial Instruments

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

The estimated fair values of Horizon’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and due from banks	$20,447	$20,447	$15,683	$15,683
Investment securities available for sale	431,045	431,045	382,344	382,344
Investment securities held to maturity	7,100	7,134	9,595	9,595
Loans held for sale	14,090	14,090	18,833	18,833
Loans, net	964,311	979,401	863,813	867,054
Stock in FHLB and FRB	12,390	12,390	13,664	13,664
Interest receivable	6,671	6,671	6,519	6,519

Liabilities
Non-interest bearing deposits	$130,673	$130,673	$107,606	$107,606
Interest-bearing deposits	879,192	874,160	877,892	854,617
Borrowings	370,111	398,789	260,741	289,381
Subordinated debentures	30,676	30,083	30,584	30,734
Interest payable	596	596	781	781

Note 23—Capital Purchase Program and Small Business Lending Fund

On November 10, 2010, Horizon repurchased from the U.S. Department of the Treasury (the “Treasury”) 6,250 shares, or 25%, of the 25,000 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), that Horizon had issued to the Treasury in December 2008 in connection with Horizon’s participation in the Troubled Asset Relief Program Capital Purchase Program. On August 25, 2011, Horizon issued 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), for proceeds of $12.5 million and used those proceeds, together with otherwise available funds, to redeem the remaining 18,750, or 75%, of the outstanding shares of Series A Preferred Stock held by the Treasury.

Note 24—Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Balance Sheets

	December 31 2011	December 31 2010
Assets
Total cash and cash equivalents	$8,262	$8,496
Investment in Bank	146,125	134,044
Other assets	3,343	2,341

Total assets	$157,730	$144,881

Liabilities
Subordinated debentures	$30,676	$30,584
Other liabilities	5,589	2,014
Stockholders’ Equity	121,465	112,283

Total liabilities and stockholders’ equity	$157,730	$144,881

Condensed Statements of Income

	Years Ended December 31
	2011	2010	2009
Operating Income (Expense)
Dividend income from Bank	$10,000	$5,000	$7,750
Investment income	4	6	2
Other income	17	200	(129)
Interest expense	(1,821)	(1,688)	(1,467)
Employee benefit expense	(535)	(498)	(503)
Other expense	(134)	(179)	(100)

Income Before Undistributed Income of Subsidiaries	7,531	2,841	5,553
Undistributed Income of Subsidiaries	4,288	6,759	2,717

Income Before Tax	11,819	9,600	8,270
Income Tax Benefit	978	855	870

Net Income	12,797	10,455	9,140
Preferred stock dividend and discount accretion	(1,325)	(1,406)	(1,402)

Net Income Available to Common Shareholders	$11,472	$9,049	$7,738

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Cash Flows

	Years Ended December 31
	2011	2010	2009
Operating Activities
Net income	$12,797	$10,455	$9,140
Items not requiring (providing) cash
Equity in undistributed net income of Bank Change in	(4,288)	(6,759)	(2,717)
Income taxes receivable	(236)	33	7,523
Dividends receivable from Bank	—	2,500	(1,500)
Share based compensation	35	30	39
Amortization of unearned compensation	100	68	164
Other assets	473	(308)	(175)
Other liabilities	129	250	(82)

Net cash provided by operating activities	9,010	6,269	12,392

Investing Activities
Investment in Bank	—	(3,500)	—
Purchases and assumption of ATSB	—	3,412	—

Net cash used in investing activities	—	(88)	—

Financing Activities
Redemption of preferred stock	(18,750)	(6,250)	—
Issuance of preferred stock	12,500	0	—
Dividends paid on preferred shares	(792)	(1,245)	(1,132)
Dividends paid on common shares	(2,325)	(2,240)	(2,229)
Change in borrowings	—	—	(4,700)
Exercise of stock options	55	120	68
Issuance of restricted shares	60	34	96
Tax benefit of stock options	8	77	18

Net cash used in financing activities	(9,244)	(9,504)	(7,879)

Net Change in Cash and Cash Equivalents	(234)	(3,323)	4,513
Cash and Cash Equivalents at Beginning of Year	8,496	11,819	7,306

Cash and Cash Equivalents at End of Year	$8,262	$8,496	$11,819

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 25—Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2011	March 31	June 30	September 30	December 31
Interest income	$15,431	$15,712	$16,011	$17,460
Interest expense	4,364	4,249	4,020	3,868

Net interest income	11,067	11,463	11,991	13,592
Provision for loan losses	1,548	1,332	1,564	838
Gain (loss) on sale of securities	274	365	1,115	23
Net income	2,765	3,093	3,417	3,522
Net income available to common shareholders	$2,489	$2,816	$2,707	$3,460

Earnings per share:
Basic	$0.51	$0.57	$0.55	$0.70
Diluted	0.49	0.55	0.53	0.68

Average shares outstanding:
Basic	4,924,715	4,937,750	4,942,695	4,947,696
Diluted	5,074,763	5,065,454	5,064,380	5,050,701

Three Months Ended 2010	March 31	June 30	September 30	December 31
Interest income	$16,132	$16,807	$17,876	$17,676
Interest expense	5,579	5,439	5,256	4,601

Net interest income	10,553	11,368	12,620	13,075
Provision for loan losses	3,233	3,000	2,657	2,664
Gain (loss) on sale of securities	—	131	336	66
Net income	1,791	2,515	3,279	2,871
Net income available to common shareholders	$1,439	$2,163	$2,926	$2,522

Earnings per share:
Basic	$0.29	$0.44	$0.59	$0.51
Diluted	0.29	0.43	0.59	0.50

Average shares outstanding:
Basic	4,905,326	4,917,588	4,918,802	4,920,497
Diluted	4,939,788	5,000,652	5,004,951	5,043,177

Note 26—Subsequent Events

On February 9, 2012, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Heartland Bancshares, Inc., an Indiana corporation (“Heartland”). Pursuant to the Merger Agreement, Heartland will merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Heartland Community Bank, an Indiana-chartered commercial bank and wholly owned subsidiary of Heartland, will merge with and into a wholly owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The boards of directors of each of Horizon and Heartland have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Heartland’s shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the second quarter of 2012.

In connection with the Merger, each Heartland shareholder will receive 0.54 shares of Horizon common stock (the “Exchange Ratio”) for each share of Heartland common stock owned by them, subject to adjustment as described below. Based on Horizon’s February 8, 2012 closing price of $18.00 per share as reported on the NASDAQ Global Market, the transaction value is estimated at $14.0 million.

The Exchange Ratio may be adjusted in the manner prescribed in the Merger Agreement based upon (i) Heartland’s consolidated shareholder’s equity as of the end of the month prior to closing of the Merger, (ii) the closing of certain commercial loans prior to the closing of the Merger, (iii) a significant decrease in Horizon’s common stock price, and (iv) certain other circumstances specified by the Merger Agreement.

The Merger Agreement also provides that prior to the merger Horizon will fund the purchase by either Horizon or Heartland of the shares of preferred stock with an aggregate liquidation value of $7.248 million that Heartland issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The Merger Agreement contains other customary representations, warranties, and covenants of Horizon and Heartland.

Subject to certain terms and conditions, the board of directors of Heartland has agreed to recommend the approval and adoption of the Merger Agreement to the Heartland shareholders and will solicit proxies voting in favor of the Merger from Heartland’s shareholders.

The Merger Agreement also provides for certain termination rights for both Horizon and Heartland, and further provides that upon termination of the Merger Agreement under certain circumstances, Heartland will be obligated to pay Horizon a termination fee.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited the accompanying consolidated balance sheets of Horizon Bancorp (Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana

March 12, 2012

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2011, 2010, and 2009. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp

Summary of Selected Financial Data

(Dollars in thousands except for per share data)

	2011	2010	2009	2008	2007
Earnings
Net interest income	$48,113	$47,616	$44,769	$37,350	$32,808
Provision for loan losses	5,282	11,554	13,603	7,568	3,068
Other income	20,299	19,906	17,856	13,831	12,271
Other expenses	46,147	42,571	37,812	32,779	31,144
Income tax expense	4,186	2,942	2,070	1,862	2,727

Net income	12,797	10,455	9,140	8,972	8,140
Preferred stock dividend	(1,325)	(1,406)	(1,402)	(45)	—

Net income available to common shareholders	$11,472	$9,049	$7,738	$8,927	$8,140

Cash dividend declared	$2,325	$2,240	$2,229	$2,147	$1,917

Per Share Data
Basic earnings per share	$2.32	$1.84	$1.60	$1.85	$1.69
Diluted earnings per share	2.27	1.81	1.58	1.83	1.67
Cash dividends declared per common share	0.47	0.45	0.45	0.44	0.39
Book value per common share	22.02	19.12	18.44	16.45	14.69
Weighted-average shares outstanding
Basic	4,938,172	4,915,604	4,848,050	4,812,987	4,800,660
Diluted	5,058,929	5,001,897	4,906,085	4,869,527	4,865,348

Period End Totals
Loans, net of deferred loan fees and unearned income	$983,193	$882,877	$886,317	$881,967	$888,852
Allowance for loan losses	18,882	19,064	16,015	11,410	9,791
Total assets	1,547,162	1,400,919	1,387,020	1,306,857	1,258,874
Total deposits	1,009,865	985,498	951,708	841,169	893,664
Total borrowings	400,787	291,325	311,853	352,220	286,689

Ratios
Loan to deposit	97.36%	89.59%	93.13%	104.85%	99.46%
Loan to total funding	69.70%	69.15%	70.14%	73.90%	75.30%
Return on average assets	0.90%	0.75%	0.68%	0.75%	0.69%
Average stockholders’ equity to average total assets	8.30%	8.47%	8.21%	6.36%	5.61%
Return on average stockholders’ equity	11.20%	9.56%	8.92%	11.81%	12.29%
Dividend payout ratio (dividends divided by net income)	20.58%	25.07%	28.74%	24.00%	23.51%
Price to book value ratio	78.69%	92.76%	58.63%	50.66%	118.09%
Price to earnings ratio	7.64	9.81	6.85	4.55	10.21

Horizon Bancorp

Horizon’s Common Stock and Related Stockholders’ Matters

Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2011 and 2010.

	2011
	Common Stock Prices		Dividends Declared
	High	Low	Per Share
First Quarter	$19.46	$17.47	$0.11
Second Quarter	18.61	17.67	0.11
Third Quarter	18.90	17.31	0.12
Fourth Quarter	17.95	16.23	0.12

	2010
	Common Stock Prices		Dividends Declared
	High	Low	Per Share
First Quarter	$13.00	$10.96	$0.11
Second Quarter	15.21	12.99	0.11
Third Quarter	15.07	14.10	0.11
Fourth Quarter	17.99	14.59	0.11

The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2011, is 542.

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

Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2011 is effective based on the specified criteria.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2011, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Horizon Bancorp

PART III

This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2011.

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

Horizon Bancorp

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	69,000	$16.09	380,087
Equity compensation plans not approved by security holders	—	—	—

Total	69,000	$16.09	380,087

(1)	Represents options granted or available under the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.

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

Horizon Bancorp Registrant

Date: March 12, 2012	By:	/s/ Craig M. Dwight
Craig M. Dwight
President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2012	By :	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 12, 2012	/s/ Robert C. Dabagia Robert C. Dabagia, Chairman of the Board and Director

March 12, 2012	/s/ Craig M. Dwight Craig M. Dwight, President and Chief Executive Officer and Director

March 12, 2012	/s/ Susan D. Aaron Susan D. Aaron, Director

March 12, 2012	/s/ Lawrence E. Burnell Lawrence E. Burnell, Director

March 12, 2012	/s/ James B. Dworkin James B. Dworkin, Director

March 12, 2012	/s/ Charley E. Gillispie Charley E. Gillispie, Director

March 12, 2012	/s/ Daniel F. Hopp Daniel F. Hopp, Director

Date	Signature and Title

March 12, 2012	/s/ Peter L. Pairitz Peter L. Pairitz, Director

March 12, 2012	/s/ Larry N. Middleton Larry N. Middleton, Director

March 12, 2012	/s/ Robert E. Swinehart Robert E. Swinehart, Director

March 12, 2012	/s/ Spero W. Valavanis Spero W. Valavanis, Director

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Description	Incorporated by Reference/Attached

2.1	Purchase and Assumption Agreement, dated December 29, 2009, by and among Horizon Bank, National Association; American Trust & Savings Bank of Whiting, Indiana; and AmTru, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 10-K for the year ended December 31, 2009

2.2	Agreement and Plan of Merger, dated February 9, 2012, by and between Horizon Bancorp and Heartland Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 10, 2012

3.1	Articles of Incorporation of Horizon Bancorp, as amended and restated	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2011

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed July 16, 2009

3.3	Certificate of Designations for Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed December 23, 2008

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2009

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2009

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006

4.5	Certificate for Series A Preferred Stock	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 23, 2008

4.6	Warrant for Purchase of Shares of Common Stock	Attached

4.7	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on August 26, 2011

4.8	Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued August 25, 2011	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on August 26, 2011

10.1*	Supplemental Employee Retirement Plan, as amended	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008

10.2*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2008

Exhibit Number	Description	Incorporated by reference/Attached

10.3*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2008

10.4*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders

10.5*	Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2009

10.6*	Form of Change of Control Agreement for certain executive officers	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2009

10.7*	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2009

10.8*	Form of Option Grant Agreement under 2003 Omnibus Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2009

10.9*	Description of Executive Officer Bonus Plan	Attached

10.10	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2009

10.11*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan as amended	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006

10.12*	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July 19, 2006	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed July 21, 2006

10.13*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006

10.14*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006

10.15*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006

10.16*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by reference to Exhibit 10.1 to Registrant’s form 8-K filed July 19, 2007

10.17	Letter Agreement, dated December 19, 2008, by and between the Registrant and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 23, 2008

Exhibit Number	Description	Incorporated by Reference/Attached

10.18*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2009

10.19*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2009

10.20*	Second Amendment of the Agreement between Horizon Bank, N.A. and James H. Foglesong, dated January 1, 2009	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2009

10.21	Letter Agreement, dated November 10, 2010, by and between the Registrant and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2010

10.22	Small Business Lending Fund Securities Purchase Agreement, dated August 25, 2011, between the Secretary of the Treasury and Horizon Bancorp	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 26. 2011

10.23	TARP Repayment Letter, dated August 25, 2011	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on August 26, 2011

10.24*	Employment Agreement, dated December 14, 2011, by and among Horizon Bank, N.A., Horizon Bancorp and James D. Neff	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 14, 2011

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

99.1	Certification of Chief Executive Officer pursuant to 31 C.F.R. §30.15	Attached

99.2	Certification of Chief Financial Officer pursuant to 31 C.F.R. §30.15	Attached

101	Interactive Data File**	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.