Form 10-Q
period 2012-03-31
HORIZON BANCORP /IN/
filed 2012-05-10
CIK 706129

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 0-10792

HORIZON BANCORP

(Exact name of registrant as specified in its charter)

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Square, Michigan City, Indiana	46360
(Address of principal executive offices)	(Zip Code)

(219) 879-0211

Registrant’s telephone number, including area code:

N/A

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,997,017 shares of Common Stock, no par value, at May 10, 2012.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	March 31	December 31
	2012 (Unaudited)	2011
Assets
Cash and due from banks	$19,049	$20,447
Investment securities, available for sale	433,501	431,045
Investment securities, held to maturity	7,100	7,100
Loans held for sale	10,202	14,090
Loans, net of allowance for loan losses of $19,412 and $18,882	969,141	964,311
Premises and equipment	35,775	34,665
Federal Reserve and Federal Home Loan Bank stock	12,390	12,390
Goodwill	5,910	5,910
Other intangible assets	2,182	2,292
Interest receivable	6,798	6,671
Cash value life insurance	30,415	30,190
Other assets	14,368	18,051

Total assets	$1,546,831	$1,547,162

Liabilities
Deposits
Non-interest bearing	$138,618	$130,673
Interest bearing	926,003	879,192

Total deposits	1,064,621	1,009,865
Borrowings	310,889	370,111
Subordinated debentures	30,699	30,676
Interest payable	555	596
Other liabilities	13,829	14,449

Total liabilities	1,420,593	1,425,697

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized, 1,000,000 Series B shares
Issued 12,500 and 12,500 shares	12,500	12,500
Common stock, $.3333 stated value
Authorized, 22,500,000 shares
Issued, 4,994,017 and 4,967,196 shares
Outstanding, 4,954,347 and 4,947,696 shares	1,126	1,126
Additional paid-in capital	10,641	10,610
Retained earnings	93,198	89,387
Accumulated other comprehensive income	8,773	7,842

Total stockholders’ equity	126,238	121,465

Total liabilities and stockholders’ equity	$1,546,831	$1,547,162

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2012	2011
	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$13,532	$11,888
Investment securities
Taxable	2,314	2,500
Tax exempt	980	1,043

Total interest income	16,826	15,431

Interest Expense
Deposits	1,639	2,337
Borrowed funds	1,519	1,577
Subordinated debentures	470	450

Total interest expense	3,628	4,364

Net Interest Income	13,198	11,067
Provision for loan losses	559	1,548

Net Interest Income after Provision for Loan Losses	12,639	9,519

Other Income
Service charges on deposit accounts	712	795
Wire transfer fees	182	108
Interchange fees	628	545
Fiduciary activities	975	963
Gain on sale of securities	—	274
Gain on sale of mortgage loans	2,274	533
Mortgage servicing income net of impairment	90	764
Increase in cash surrender value of bank owned life insurance	225	205
Other income	56	127

Total other income	5,142	4,314

Other Expenses
Salaries and employee benefits	5,963	5,361
Net occupancy expenses	1,054	1,081
Data processing	526	407
Professional fees	534	349
Outside services and consultants	471	381
Loan expense	702	762
FDIC insurance expense	257	387
Other losses	30	31
Other expenses	1,623	1,499

Total other expenses	11,160	10,258

Income Before Income Tax	6,621	3,575
Income tax expense	2,008	810

Net Income	4,613	2,765
Preferred stock dividend and discount accretion	(156)	(276)

Net Income Available to Common Shareholders	$4,457	$2,489

Basic Earnings Per Share	$0.90	$0.51
Diluted Earnings Per Share	0.88	0.49

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2012	2011
	(Unaudited)	(Unaudited)
Net Income	$4,613	$2,765

Other Comprehensive Income
Change in fair value of derivative instruments, net of taxes of $198 and $670, for 2012 and 2011, respectively	367	1,245
Unrealized appreciation on available-for-sale securities, net of taxes of $303 and $158, for 2012 and 2011, respectively	564	293
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $96, for 2012 and 2011, respectively	—	178

	931	1,716

Comprehensive Income	$5,544	$4,481

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2012	$12,500	$1,126	$10,610	$89,387	$7,842	$121,465
Net income				4,613		4,613
Other comprehensive income, net of tax					931	—
Amortization of unearned compensation			23			23
Stock option expense			8			8
Cash dividends on preferred stock (5.00%)				(156)		(156)
Cash dividends on common stock ($.13 per share)				(646)		(646)

Balances, March 31, 2012	$12,500	$1,126	$10,641	$93,198	$8,773	$126,238

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2012	2011
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$4,613	$2,765
Items not requiring (providing) cash
Provision for loan losses	559	1,548
Depreciation and amortization	646	604
Share based compensation	8	10
Mortgage servicing rights impairment (recovery)	7	(701)
Premium amortization on securities available for sale, net	700	522
Gain on sale of investment securities	—	(274)
Gain on sale of mortgage loans	(2,274)	(533)
Proceeds from sales of loans	82,619	64,764
Loans originated for sale	(80,345)	(64,231)
Change in cash surrender value of life insurance	(225)	(205)
(Gain) loss on sale of other real estate owned	21	(30)
Net change in
Interest receivable	(127)	(114)
Interest payable	(41)	5
Other assets	1,415	1,401
Other liabilities	(179)	(1,159)

Net cash provided by operating activities	7,397	4,372

Investing Activities
Purchases of securities available for sale	(22,581)	(76,429)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	20,294	25,358
Purchase of securities held to maturity	—	(2,437)
Proceeds from maturities of securities held to maturity	—	1,400
Net change in loans	(2,102)	84,163
Proceeds on the sale of OREO and repossessed assets	2,461	1,469
Purchases of premises and equipment	(1,622)	(990)

Net cash provided (used in) by investing activities	(3,550)	32,534

Financing Activities
Net change in
Deposits	54,756	15,911
Borrowings	(59,199)	(36,360)
Proceeds from issuance of stock	—	56
Tax benefit from issuance of stock	—	8
Dividends paid on common shares	(646)	(560)
Dividends paid on preferred shares	(156)	(235)

Net cash used in financing activities	(5,245)	(21,180)

Net Change in Cash and Cash Equivalent	(1,398)	15,726
Cash and Cash Equivalents, Beginning of Period	20,447	15,683

Cash and Cash Equivalents, End of Period	$19,049	$31,409

Additional Cash Flows Information
Interest paid	$3,669	$4,358
Income taxes paid	900	—
Transfer of loans to other real estate owned	527	1,095

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2012 and March 31, 2011 are not necessarily indicative of the operating results for the full year of 2012 or 2011. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon's Annual Report on Form 10-K for 2011 filed with the Securities and Exchange Commission on March 12, 2012. The consolidated condensed balance sheet of Horizon as of December 31, 2011 has been derived from the audited balance sheet of Horizon as of that date.

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

	Three months ended March 31
	2012 (Unaudited)	2011 (Unaudited)
Basic earnings per share
Net income	$4,613	$2,765
Less: Preferred stock dividends and accretion of discount	156	276

Net income available to common shareholders	$4,457	$2,489

Weighted average common shares outstanding(1)	4,948,573	4,924,715

Basic earnings per share	$0.90	$0.51

Diluted earnings per share
Net income available to common shareholders	$4,457	$2,489

Weighted average common shares outstanding(1)	4,948,573	4,924,715
Effect of dilutive securities:
Warrants	106,438	115,887
Restricted stock	971	22,217
Stock options	9,678	11,945

Weighted average shares outstanding	5,065,660	5,074,763

Diluted earnings per share	$0.88	$0.49

(1)	Adjusted for 3:2 stock split on December 9, 2011

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

At March 31, 2012 and 2011, there were 31,500 shares and 39,176 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2011 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2011 consolidated financial statements to be comparable to 2012. These reclassifications had no effect on net income.

Note 2 – Securities

The fair value of securities is as follows:

		Gross	Gross
March 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$18,365	$293	$(1)	$18,657
State and municipal	134,661	9,195	(82)	143,774
Federal agency collateralized mortgage obligations	84,458	2,233	(1)	86,690
Federal agency mortgage-backed pools	174,909	6,095	(21)	180,983
Private labeled mortgage-backed pools	3,247	113	—	3,360
Corporate notes	32	5	—	37

Total available for sale investment securities	$415,672	$17,934	$(105)	$433,501

Held to maturity, State and Municipal	$7,100	$—	$—	$7,100

		Gross	Gross
December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$12,693	$329	$—	$13,022
State and municipal	135,011	8,950	(71)	143,890
Federal agency collateralized mortgage obligations	89,016	2,106	—	91,122
Federal agency mortgage-backed pools	173,797	5,669	(115)	179,351
Private labeled mortgage-backed pools	3,518	118	—	3,636
Corporate notes	32	—	(8)	24

Total available for sale investment securities	$414,067	$17,172	$(194)	$431,045

Held to maturity, State and Municipal	$7,100	$34	$—	$7,134

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2012, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in United States Department of the Treasury (“U.S. Treasury”) and federal agencies, securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2012.

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$936	$941	$931	$940
One to five years	32,713	33,847	30,796	31,910
Five to ten years	59,524	63,509	51,476	55,053
After ten years	59,885	64,171	64,533	69,033

	153,058	162,468	147,736	156,936
Federal agency collateralized mortgage obligations	84,458	86,690	89,016	91,122
Federal agency mortgage-backed pools	174,909	180,983	173,797	179,351
Private labeled mortgage-backed pools	3,247	3,360	3,518	3,636

Total available for sale investment securities	$415,672	$433,501	$414,067	$431,045

Held to maturity
Within one year	$7,100	$7,100	$7,100	$7,134
One to five years	—	—	—	—

Total held to maturity investment securities	$7,100	$7,100	$7,100	$7,134

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$2,984	$(1)	$—	$—	$2,984	$(1)
State and municipal	2,323	(82)	—	—	2,323	(82)
Federal agency collateralized mortgage obligations	2,595	(1)	—	—	2,595	(1)
Federal agency mortgage-backed pools	7,248	(21)	20	—	7,268	(21)

Total temporarily impaired securities	$15,150	$(105)	$20	$—	$15,170	$(105)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,550	$(44)	$1,948	$(27)	$3,498	$(71)
Federal agency mortgage-backed pools	23,442	(115)	23	—	23,465	(115)
Corporate notes	24	(8)	—	—	24	(8)

Total temporarily impaired securities	$25,016	$(167)	$1,971	$(27)	$26,987	$(194)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three months ended March 31
	2012	2011
Sales of securities available for sale (Unaudited)
Proceeds	$—	$9,274
Gross gains	—	274
Gross losses	—	—

Note 3 — Loans

	March 31	December 31
	2012	2011
Commercial
Working capital and equipment	$164,199	$170,325
Real estate, including agriculture	176,889	172,910
Tax exempt	3,539	3,818
Other	5,836	5,323

Total	350,463	352,376

Real estate
1–4 family	151,497	153,039
Other	4,053	4,102

Total	155,550	157,141

Consumer
Auto	138,682	134,686
Recreation	4,808	4,737
Real estate/home improvement	27,865	27,729
Home equity	92,495	92,249
Unsecured	3,039	3,183
Other	2,499	2,793

Total	269,388	265,377

Mortgage warehouse	213,152	208,299

Total	213,152	208,299

Total loans	988,553	983,193
Allowance for loan losses	(19,412)	(18,882)

Loans, net	$969,141	$964,311

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

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type, which are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

March 31, 2012	Loan Balance	Interest Due	Deferred Fees/(Costs)	Recorded Investment
Owner occupied real estate	$129,530	$409	$26	$129,965
Non owner occupied real estate	150,861	395	99	151,355
Residential spec homes	2,834	7	—	2,841
Development & spec land loans	7,366	15	—	7,381
Commercial and industrial	59,744	198	3	59,945

Total commercial	350,335	1,024	128	351,487

Residential mortgage	148,073	569	68	148,710
Residential construction	7,409	11	—	7,420
Mortgage warehouse	213,152	427	—	213,579

Total real estate	368,634	1,007	68	369,709

Direct installment	24,735	86	(346)	24,475
Direct installment purchased	863	—	—	863
Indirect installment	131,461	403	—	131,864
Home equity	113,420	524	(745)	113,199

Total consumer	270,479	1,013	(1,091)	270,401

Total loans	989,448	3,044	(895)	991,597
Allowance for loan losses	(19,412)	—	—	(19,412)

Net loans	$970,036	$3,044	$(895)	$972,185

December 31, 2011	Loan Balance	Interest Due	Deferred Fees/(Costs)	Recorded Investment
Owner occupied real estate	$131,893	$383	$30	$132,306
Non owner occupied real estate	142,269	360	94	142,723
Residential spec homes	3,574	6	—	3,580
Development & spec land loans	8,739	16	—	8,755
Commercial and industrial	65,774	169	3	65,946

Total commercial	352,249	934	127	353,310

Residential mortgage	150,893	513	68	151,474
Residential construction	6,181	8	—	6,189
Mortgage warehouse	208,299	427	—	208,726

Total real estate	365,373	948	68	366,389

Direct installment	24,252	94	(360)	23,986
Direct installment purchased	981	—	—	981
Indirect installment	127,751	420	(56)	128,115
Home equity	113,561	559	(752)	113,368

Total consumer	266,545	1,073	(1,168)	266,450

Total loans	984,167	2,955	(973)	986,149
Allowance for loan losses	(18,882)	—	—	(18,882)

Net loans	$965,285	$2,955	$(973)	$967,267

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

	Three Months Ended
	March 31	March 31
	2012	2011
	(Unaudited)	(Unaudited)
Balance at beginning of the period	$18,882	$19,064
Loans charged-off:
Commercial
Owner occupied real estate	—	11
Non owner occupied real estate	—	—
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	—	50

Total commercial	—	61
Real estate
Residential mortgage	89	82
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	89	82
Consumer
Direct Installment	113	185
Direct Installment Purchased	—	—
Indirect Installment	338	455
Home Equity	133	977

Total consumer	584	1,617

Total loans charged-off	673	1,760

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	300	—
Non owner occupied real estate	7	—
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	25	2

Total commercial	332	2
Real estate
Residential mortgage	30	—
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	30	—
Consumer
Direct Installment	15	48
Direct Installment Purchased	—	—
Indirect Installment	201	169
Home Equity	66	19

Total consumer	282	236

Total loan recoveries	644	238

Net loans charged-off	29	1,522

Provision charged to operating expense
Commercial	86	1,114
Real estate	611	47
Consumer	(138)	387

Total provision charged to operating expense	559	1,548

Balance at the end of the period	$19,412	$19,090

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

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down or specific allocation of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 90 days past due, and charge down to the net realizable value when other secured loans are 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

March 31, 2012	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,833	$—	$—	$—	$2,833
Collectively evaluated for impairment	5,602	3,025	1,694	6,258	16,579

Total ending allowance balance	$8,435	$3,025	$1,694	$6,258	$19,412

Loans:
Individually evaluated for impairment	$9,035	$—	$—	$—	$9,035
Collectively evaluated for impairment	342,452	156,130	213,579	270,401	982,562

Total ending loans balance	$351,487	$156,130	$213,579	$270,401	$991,597

December 31, 2011	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,136	$—	$—	$—	$2,136
Collectively evaluated for impairment	5,881	2,472	1,695	6,698	16,746

Total ending allowance balance	$8,017	$2,472	$1,695	$6,698	$18,882

Loans:
Individually evaluated for impairment	$7,960	$—	$—	$—	$7,960
Collectively evaluated for impairment	345,350	157,663	208,726	266,450	978,189

Total ending loans balance	$353,310	$157,663	$208,726	$266,450	$986,149

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 5 – Non-performing Loans and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDR’s”) by class of loans:

		Loans Past
		Due Over 90	Non		Total Non-
		Days Still	Performing	Performing	Performing
March 31, 2012	Nonaccrual	Accruing	TDR’s	TDR’s	Loans
Commercial
Owner occupied real estate	$2,359	$—	—	$—	$2,359
Non owner occupied real estate	4,033	—	152	(0)	4,185
Residential development	—	—	—	—	—
Development & Spec Land Loans	805	—	—	—	805
Commercial and industrial	808	—	878	0	1,686

Total commercial	8,005	—	1,030	0	9,035

Real estate
Residential mortgage	4,853	—	1,331	2,047	8,231
Residential construction	144	—	—	292	436
Mortgage warehouse	—	—	—	—	—

Total real estate	4,997	—	1,331	2,339	8,667

Consumer
Direct Installment	157	—	24	0	181
Direct Installment Purchased	—	9	—	—	9
Indirect Installment	755	19	—	—	774
Home Equity	1,536	—	53	849	2,438

Total Consumer	2,448	28	78	849	3,402

Total	$15,450	$28	$2,439	$3,188	$21,104

		Loans Past
		Due Over 90	Non		Total Non-
		Days Still	Performing	Performing	Performing
December 31, 2011	Nonaccrual	Accruing	TDR’s	TDR’s	Loans
Commercial
Owner occupied real estate	$2,515	$—	$—	$—	$2,515
Non owner occupied real estate	3,970	—	152	—	4,122
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	—	—	—	90
Commercial and industrial	330	—	901	—	1,231

Total commercial	6,905	—	1,053	—	7,958

Real estate
Residential mortgage	4,550	—	1,120	2,389	8,059
Residential construction	144	—	—	293	437
Mortgage warehouse	—	—	—	—	—

Total real estate	4,694	—	1,120	2,682	8,496

Consumer
Direct Installment	256	1	—	—	257
Direct Installment Purchased	—	4	—	—	4
Indirect Installment	926	29	—	—	955
Home Equity	1,587	3	25	858	2,473

Total Consumer	2,769	37	25	858	3,689

Total	$14,368	$37	$2,198	$3,540	$20,143

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when delinquent in excess of 90 days or have had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Operating Officer or the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value for its collateral, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

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

The Company’s TDR’s are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2012, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2012, the Company had $5.6 million in TDR’s and $3.4 million were performing according to the restructured terms. The financial statement impact of non-perfoming TDR’s was not material for the three months ending March 31, 2012. There was $840,000 of specific reserves allocated to TDR’s at March 31, 2012 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans classified as troubled debt restructuring during the three months ended March 31, 2012 and 2011, segregated by class, are shown in the table below.

	March 31, 2012		March 31, 2011
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	—	—	—	—

Real estate
Residential mortgage	1	121	2	342
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	1	121	2	342

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	53	1	9

Total Consumer	1	53	1	9

Total	2	$174	3	$351

Troubled debt restructured loans which had payment defaults during the three months ended March 31, 2012 and 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual.

	March 31, 2012		March 31, 2011
	Number	Unpaid	Number	Unpaid
	of	Principal	of	Principal
	Defaults	Balance	Defaults	Balance
Commercial
Owner occupied real estate	—	$—	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	—	—	—	—

Real estate
Residential mortgage	2	232	1	459
Residential construction	—	—	1	293
Mortgage warehouse	—	—	—	—

Total real estate	2	232	2	752

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	53	—	—

Total Consumer	1	53	—	—

Total	3	$285	2	$752

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

				Three Months Ending
				Average	Cash/Accrual
	Unpaid		Allowance For	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income
March 31, 2012	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$723	$723	$—	$503	$3
Non owner occupied real estate	972	974	—	973	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	90	—	90	—
Commercial and industrial	338	338	—	240	1

Total commercial	2,123	2,125	—	1,806	4

With an allowance recorded
Commercial
Owner occupied real estate	1,636	1,636	595	1,783	1
Non owner occupied real estate	3,213	3,213	1,105	3,186	2
Residential development	—	—	—	—	—
Development & Spec Land Loans	715	715	470	237	6
Commercial and industrial	1,348	1,348	663	1,130	4

Total commercial	6,912	6,912	2,833	6,336	13

Total	$9,035	$9,037	$2,833	$8,142	$17

				Three Months Ending
				Average	Cash/Accrual
	Unpaid		Allowance For	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income
March 31, 2011	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,003	$1,006	$—	$818	$1
Non owner occupied real estate	1,254	1,254	—	1,037	4
Residential development	16	16	—	16	—
Development & Spec Land Loans	124	124	—	83	—
Commercial and industrial	191	191	—	154	—

Total commercial	2,588	2,591	—	2,107	5

With an allowance recorded
Commercial
Owner occupied real estate	1,538	1,537	585	1,141	—
Non owner occupied real estate	4,849	4,888	665	4,884	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	250	250	125	250	—
Commercial and industrial	251	251	115	251	1

Total commercial	6,888	6,926	1,490	6,526	1

Total	$9,476	$9,517	$1,490	$8,633	$6

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loans:

March 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$285	$30	$—	$315	$129,215	$129,530
Non owner occupied real estate	—	97	—	97	150,764	150,861
Residential development	—	—	—	—	2,834	2,834
Development & Spec Land Loans	—	—	—	—	7,366	7,366
Commercial and industrial	1	—	—	1	59,743	59,744

Total commercial	286	127	—	413	349,922	350,335

Real estate
Residential mortgage	213	254	—	467	147,606	148,073
Residential construction	292	—	—	292	7,117	7,409
Mortgage warehouse	—	—	—	—	213,152	213,152

Total real estate	505	254	—	759	367,875	368,634

Consumer
Direct Installment	137	17	—	154	24,581	24,735
Direct Installment Purchased	4	8	9	21	842	863
Indirect Installment	816	87	19	922	130,539	131,461
Home Equity	655	36	—	691	112,729	113,420

Total consumer	1,612	148	28	1,788	268,691	270,479

Total	$2,403	$529	$28	$2,960	$986,488	$989,448

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$89	$168	$—	$257	$131,636	$131,893
Non owner occupied real estate	228	—	—	228	142,041	142,269
Residential development	—	—	—	—	3,574	3,574
Development & Spec Land Loans	—	—	—	—	8,739	8,739
Commercial and industrial	34	22	—	56	65,718	65,774

Total commercial	351	190	—	541	351,708	352,249

Real estate
Residential mortgage	411	—	—	411	150,482	150,893
Residential construction	—	—	—	—	6,181	6,181
Mortgage warehouse	—	—	—	—	208,299	208,299

Total real estate	411	—	—	411	364,962	365,373

Consumer
Direct Installment	164	22	1	187	24,065	24,252
Direct Installment Purchased	7	14	4	25	956	981
Indirect Installment	1,333	335	29	1,697	126,054	127,751
Home Equity	363	92	3	458	113,103	113,561

Total consumer	1,867	463	37	2,367	264,178	266,545

Total	$2,629	$653	$37	$3,319	$980,848	$984,167

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$111,070	$5,936	$12,524	$—	$129,530
Non owner occupied real estate	125,077	12,740	13,044	—	150,861
Residential development	974	527	1,333	—	2,834
Development & Spec Land Loans	3,624	939	2,803	—	7,366
Commercial and industrial	52,043	2,831	4,870	—	59,744

Total commercial	292,788	22,973	34,574	—	350,335
Real estate
Residential mortgage	139,842	—	8,231	—	148,073
Residential construction	6,973	—	436	—	7,409
Mortgage warehouse	213,152	—	—	—	213,152

Total real estate	359,967	—	8,667	—	368,634
Consumer
Direct Installment	24,554	—	181	—	24,735
Direct Installment Purchased	854	—	9	—	863
Indirect Installment	130,687	—	774	—	131,461
Home Equity	110,982	—	2,438	—	113,420

Total Consumer	267,077	—	3,402	—	270,479

Total	$919,832	$22,973	$46,643	$—	$989,448

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$107,155	$4,101	$20,637	$—	$131,893
Non owner occupied real estate	118,446	11,423	12,400	—	142,269
Residential development	1,677	529	1,368	—	3,574
Development & Spec Land Loans	3,778	860	4,101	—	8,739
Commercial and industrial	55,964	3,012	6,798	—	65,774

Total commercial	287,020	19,925	45,304	—	352,249
Real estate
Residential mortgage	142,834	—	8,059	—	150,893
Residential construction	5,744	—	437	—	6,181
Mortgage warehouse	208,299	—	—	—	208,299

Total real estate	356,877	—	8,496	—	365,373
Consumer
Direct Installment	23,995	—	257	—	24,252
Direct Installment Purchased	977	—	4	—	981
Indirect Installment	126,796	—	955	—	127,751
Home Equity	111,088	—	2,473	—	113,561

Total Consumer	262,856	—	3,689	—	266,545

Total	$906,753	$19,925	$57,489	$—	$984,167

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Derivative financial instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.5 million at March 31, 2012. Under these agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2012, the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending activities. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2012, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective, and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $47.6 million at March 31, 2012.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2012, the Company’s fair value of these derivatives was recorded and over the next 12 months is not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative March 31, 2012		Liability Derivatives March 31, 2012
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$643	Other liabilities	$2,113
Interest rate contracts	Other Assets	1,470	Other liabilities	4,351

Total derivatives designated as hedging instruments		2,113		6,464

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	510	Other liabilities	71

Total derivatives not designated as hedging instruments		510		71

Total derivatives		$2,623		$6,535

	Asset Derivative December 31, 2011		Liability Derivatives December 31, 2011
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$754	Other liabilities	$2,187
Interest rate contracts	Other Assets	1,433	Other liabilities	4,914

Total derivatives designated as hedging instruments		2,187		7,101

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	662	Other liabilities	—

Total derivatives not designated as hedging instruments		662		—

Total derivatives		$2,849		$7,101

The effect of the derivative instruments on the consolidated statement of income for the three-month periods ending is as follows:

	Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended March 31
Derivative in cash flow hedging relationship	2012 (Unaudited)	2011 (Unaudited)
Interest rate contracts	$367	$293

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

`		Amount of Gain (Loss) Recognized on Derivative
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	Three Months Ended March 31
		2012 (Unaudited)	2011 (Unaudited)
Interest rate contracts	Interest income - loans	$(74)	$(410)
Interest rate contracts	Interest income - loans	$74	410

Total		$—	$—

		Amount of Gain (Loss) Recognized on Derivative
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	Three Months Ended March 31
		2012 (Unaudited)	2011 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$(223)	$634

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Hedged loans

Certain fixed rate loans have been converted to variable rate loans by entering into interest rate swap agreements. The fair value of those fixed rate loans is based on discounting the estimated cash flows using interest rates determined by the respective interest rate swap agreement. Loans are classified within Level 2 of the valuation hierarchy based on the unobservable inputs used.

Interest rate swap agreements

The fair value of the Company’s interest rate swap agreements is estimated by a third party using inputs that are primarily unobservable including a yield curve, adjusted for liquidity and credit risk, contracted terms and discounted cash flow analysis, therefore, are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Available-for-sale securities
U.S. Treasury and federal agencies	$18,657	$—	$18,657	$—
State and municipal	143,774	—	143,774	—
Federal agency collateralized mortgage obligations	86,690	—	86,690	—
Federal agency mortgage-backed pools	180,983	—	180,983	—
Private labeled mortgage-backed pools	3,360	—	3,360	—
Corporate notes	37	—	37	—

Total available-for-sale securities	433,501	—	433,501	—

Hedged loans	59,911	—	59,911	—
Forward sale commitments	510	—	510	—
Interest rate swap agreements	(6,464)	—	(6,464)	—
Commitments to originate loans	(71)	—	(71)	—

December 31, 2011
Available-for-sale securities
U.S. Treasury and federal agencies	$13,022	$—	$13,022	$—
State and municipal	143,890	—	143,890	—
Federal agency collateralized mortgage obligations	91,122	—	91,122	—
Federal agency mortgage-backed pools	179,351	—	179,351	—
Private labeled mortgage-backed pools	3,636	—	3,636	—
Corporate notes	24	—	24	—

Total available-for-sale securities	431,045	—	431,045	—

Hedged loans	54,362	—	—	54,362
Forward sale commitments	662	—	—	662
Interest rate swap agreements	(7,102)	—	—	(7,101)
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Transfers between Levels

Transfers between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers to level:

Hedged loans	$—	$59,911	$—	(a	)
Forward sale commitments	—	510	—	(b	)
Interest rate swap agreements	—	(6,464)	—	(a	)
Commitments to originate loans	—	(71)	—	(b	)

Total transfers to level	$—	$53,886	$—

(a)	— Valuation determined by widely accepted valuation techniques including discounted cash flow analysis on expected cash flows of each derivative an observable market rate inputs such as yield curves and contractual terms on each instrument.
(b)	— Valuation determined by quoted prices for similar loans in the secondary market with an expected fallout rate (interest rate locked pipeline loans not expected to close). Fallout rate is not considered a significant input to the fair value in its entirety.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs (Unaudited):

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2011	$54,362	$662	$(7,101)	$—
Total realized and unrealized gains and losses
Included in net income	(74)	(152)	74	(71)
Included in other comprehensive income, gross	—	—	563	—
Purchases, issuances, and settlements	6,114	—	—	—
Principal payments	(491)	—	—	—
Transfers out to Level 2	(59,911)	(510)	6,464	71

Ending balance March 31, 2012	—	—	—	—

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2010	$50,088	$407	$(3,415)	$—
Total realized and unrealized gains and losses
Included in net income	(410)	(126)	410	(56)
Included in other comprehensive income, gross	—	—	451	—
Purchases, issuances, and settlements	(915)	—	—	—
Principal payments	(352)	—	—	—

Ending balance March 31, 2011	48,411	281	(2,554)	(56)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended March 31
	2012	2011
Non Interest Income	(Unaudited)	(Unaudited)
Total gains and losses from:
Hedged loans	$(74)	$(410)
Fair value interest rate swap agreements	74	410
Derivative loan commitments	(223)	634

	$(223)	$634

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Impaired loans	$6,202	$—	$—	$6,202
Mortgage servicing rights	4,377	—	—	4,377

December 31, 2011
Impaired loans	$5,822	$—	$—	$5,822
Mortgage servicing rights	4,193	—	—	4,193

Impaired (collateral dependent): Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property, including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third-party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company's other real estate owned is determined using Level 3 inputs, which include current and prior appraisals net of estimated costs to sell. Fair value adjustments on impaired loans were $2.8 million at March 31, 2012 and $2.1 million at December 31, 2012.

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate.

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2012 and December 31, 2011. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (unaudited).

	March 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$19,049	$19,049	$—	$—
Investment securities held to maturity	7,100	—	7,100	—
Loans held for sale	10,202	—	—	10,202
Loans, net	969,141	—	—	983,862
Stock in FHLB and FRB	12,390	—	12,390	—
Interest receivable	6,798	—	6,798	—

Liabilities
Non-interest bearing deposits	$138,618	$138,618	$—	$—
Interest-bearing deposits	926,003	—	918,614	—
Borrowings	310,889	—	344,188	—
Subordinated debentures	30,699	—	30,344	—
Interest payable	555	—	555	—

	December 31, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$20,447	$20,447	$—	$—
Investment securities held to maturity	7,100	—	7,134	—
Loans held for sale	14,090	—	—	14,090
Loans, net	964,311	—	—	979,401
Stock in FHLB and FRB	12,390	—	12,390	—
Interest receivable	6,671	—	6,671	—

Liabilities
Non-interest bearing deposits	$130,673	$130,673	$—	$—
Interest-bearing deposits	879,192	—	874,160	—
Borrowings	370,111	—	398,789	—
Subordinated debentures	30,676	—	30,083	—
Interest payable	596	—	596	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 9 – Other Comprehensive Income

	Three Months Ended
	March 31 2012	March 31 2011
	(Unaudited)	(Unaudited)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$867	$725
Less: reclassification adjustment for gains realized in net income	—	274

	867	451
Unrealized gain on derivative instruments	565	2,189

Net unrealized gains	1,432	2,640
Tax expense (benefit)	(501)	(924)

Other comprehensive income	$931	$1,716

	March 31 2012	December 31 2011
Unrealized gain on securities available for sale	$17,829	$16,978
Unrealized gain (loss) on derivative instruments	(4,351)	(4,914)
Tax effect	(4,705)	(4,222)

Total accumulated other comprehensive income	$8,773	$7,842

Note 10 – Future accounting matters

Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company is assessing the impact of ASU 2011-11 on its disclosures.

Goodwill: In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company does not expect an impact on its financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that arereclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The effect of applying this standard is reflected in the Condensed Consolidated Statement of Comprehensive Income.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Fair Value Measurements: In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities was not permitted. The effect of applying this standard is included in Note 7.

Transfers and Servicing: In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removed from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. Early adoption was not permitted. ASU 2011-03 did not have an impact on the Company’s financial condition, results of operations, or disclosures.

Note 11 – Business Combination

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

The boards of directors of each of Horizon and Heartland have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Heartland’s shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger at the end of the second quarter or beginning of the third quarter of 2012.

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

For the Three Months Ended March 31, 2012

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

For the Three Months Ended March 31, 2012

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

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2011 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

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

Horizon continues to operate in a challenging economic and banking environment. Within the Company’s primary market areas of Northwest Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained at high levels during 2010, 2011 and through the first three months of 2012. This rise in unemployment has been driven by multiple factors including slowdowns in the steel and recreational vehicle industries as well as a continued lower activity in the housing industry. The Company’s higher than historical levels of non-performing loans at March 31, 2012 and over the past two years can be attributed to the continued slow economy and continued high local unemployment, which have resulted in lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post record positive results through the first three months of 2012.

Following are some highlights of Horizon’s financial performance through the first quarter of 2012:

•

First quarter 2012 net income was $4.6 million or $.88 diluted earnings per share, a 79% increase in diluted earnings per share compared to the same period in 2011 and a 29% increase compared to the most recent linked quarter. In addition, this represents the highest quarterly net income and diluted earnings per share in the Company’s history.

•	Total loans increased $5.4 million during the quarter and $179.0 million over the previous twelve months to $988.6 million at March 31, 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2012

•	Net interest income, after provisions for loan losses, for the first three months of 2012 was $12.6 million compared with $9.5 million for the same period in the prior year.

•	The provision for loan losses decreased to $559,000 for the first three months of 2012 compared to $1.5 million for the same period in 2011 and $838,000 for the most recent linked quarter.

•	Net charge-offs for the first three months of 2012 were $29,000 compared to $1.5 million for the same period in 2011 and $1.1 million for the most recent linked quarter.

•	Return on average assets was 1.23% for the first quarter of 2012.

•	Return on average common equity was 15.90% for the first quarter of 2012.

•	Announced the definitive agreement to acquire Heartland Bancshares, Inc (“Heartland”) based in Franklin, Indiana.

•	The Company increased its quarterly cash dividend in the first quarter of 2012 to $.13 and paid its 105th consecutive quarterly dividend to shareholders.

•	Horizon’s tangible book value per share rose to $21.35 compared with $18.11 at March 31, 2011.

•	Horizon Bank’s capital ratios, including Tier 1 Capital to total risk weighted assets of 11.77% as of March 31, 2012, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2011 contain a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets, mortgage servicing rights and hedge accounting as critical accounting policies.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2012, Horizon had core deposit intangibles of $2.2 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2012

an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2012 was $18.50 per share compared to a book value of $22.99 per common share. Horizon reported record earnings for the twelfth consecutive year in 2011 and the first three months of 2012 were the highest first three months of net income in the Company’s history, therefore, the Company believes the below book market price relates to an overall decline in the financial industry sector and is not specific to Horizon.

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

Horizon has concluded that, based on its own internal evaluation the recorded, value of goodwill is not impaired.

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

And Results of Operations

For the Three Months Ended March 31, 2012

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

Financial Condition

On March 31, 2012, Horizon’s total assets were $1.5 billion, primarily unchanged from December 31, 2011.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2012

Investment securities were comprised of the following as of:

	March 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$18,365	$18,657	$12,693	$13,022
State and municipal	134,661	143,774	135,011	143,890
Federal agency collateralized mortgage obligations	84,458	86,690	89,016	91,122
Federal agency mortgage-backed pools	174,909	180,983	173,797	179,351
Private labeled mortgage-backed pools	3,247	3,360	3,518	3,636
Corporate notes	32	37	32	24

Total available for sale investment securities	$415,672	$433,501	$414,067	$431,045

Held to maturity, State and Municipal	$7,100	$7,100	$7,100	$7,134

Investment securities increased by approximately $2.5 million compared to the end of 2011. This growth was the result of the Company deploying excess cash that was held during the first three months in cash and due from banks into investment securities.

Net loans increased $4.8 million since December 31, 2011. This increase was the result of an increase in consumer and mortgage warehouse loans of $4.0 million and $4.9 million, respectively. These increases were offset by a decrease in commercial and real estate loans of $1.9 million and $1.6 million, respectively. The increase in consumer loans is the direct result of increased calling efforts and market expansion allowing opportunities to increase Horizon’s market share within the Company’s footprint. Mortgage warehouse loans increased as a result of market expansion and refinancing activity. Horizon’s commercial loans decreased during the first three months of 2012 as new loan production has not completely replaced all of the loan run-off from scheduled amortization and pay-offs along with exiting several substandard relationships.

Other assets decreased $3.7 million during the first three months of 2012 primarily due to a $2.0 million decrease in OREO.

Total deposits increased $54.8 million during the first three months of 2012 primarily due to municipal deposit growth.

The Company’s borrowings decreased $59.2 million since December 31, 2011. At March 31, 2012 the Company had $106.0 million in short-term funds borrowed compared to $157.0 million at December 31, 2011. The Company uses short-term borrowings to fund the increase in mortgage warehouse lending when it is determined that the loan demand may fluctuate as a result of refinancing activity. In addition, the current Company’s balance sheet strategy is to utilize a reasonable level of short-term borrowing during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $126.2 million at March 31, 2012 compared to $121.5 million at December 31, 2011. The increase in stockholders’ equity during the period was the result of generating net income and an increase in accumulated other comprehensive income, net of dividends declared. At March 31, 2012, the ratio of average stockholders’ equity to average assets was 8.33% compared to 7.96% for December 31, 2011. Book value per common share at March 31, 2012 increased to $22.99 compared to $22.02 at December 31, 2011.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2012

Results of Operations

Overview

Consolidated net income for the three-month period ended March 31, 2012 was $4.6 million, an increase of 66.8% from the $2.8 million for the same period in 2011. Earnings per common share for the three months ended March 31, 2012 increased to $0.90 basic and $0.88 diluted, compared to $0.51 basic and $0.49 diluted for the same three-month period in 2011. Dividends paid on preferred shares reduced diluted earnings per share by $0.03 and $0.08 per share for the three-month periods ended March 31, 2012 and 2011, respectively.

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

The reduction in interest rates has influenced the cost of the Company’s interest bearing liabilities more significantly than the reduction in the yields received on the Company’s interest earning assets, resulting in an increase of the net interest margin. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.

Net interest income during the three months ended March 31, 2012 was $13.2 million, an increase of $2.1 million over the $11.1 million earned during the same period in 2011. Yields on the Company’s interest-earning assets decreased by 2 basis points to 4.91% from 4.93% for the three months ended March 31, 2012 and 2011, respectively. Interest income increased $1.4 million from $15.4 million for the three months ended March 31, 2011 to $16.8 million for the same period in 2012. This increase was primarily due to an increase in interest earning assets offset slightly from the yield on new and repriced earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $387.1 million of the Company’s $520.5 million of adjustable rate loans.

Rates paid on interest-bearing liabilities decreased by 34 basis points for the three months ended March 31, 2012 compared to the same period in 2011 due to the lower interest rate environment. Interest expense decreased $736,000 from $4.4 million for the three-months ended March 31, 2011 to $3.6 million for the same period in 2012. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in yields received on the Company’s interest-earning assets the net interest margin increased 30 basis points from 3.57% for the three months ended March 31, 2011 to 3.87% for the same period in 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2012

The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$4,782	$3	0.25%	$63,220	$39	0.25%
Interest-earning deposits	1,971	1	0.20%	3,180	1	0.13%
Investment securities - taxable	344,144	2,310	2.70%	301,613	2,460	3.31%
Investment securities - non-taxable (1)	107,892	980	5.07%	114,294	1,043	5.07%
Loans receivable (2)(3)(4)	952,236	13,532	5.72%	820,388	11,888	5.88%

Total interest-earning assets (1)	1,411,025	16,826	4.91%	1,302,695	15,431	4.93%

Noninterest-earning assets
Cash and due from banks	15,785			14,596
Allowance for loan losses	(19,427)			(19,062)
Other assets	96,543			100,475

	$1,503,926			$1,398,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$909,314	$1,639	0.72%	$903,487	$2,337	1.05%
Borrowings	292,616	1,519	2.09%	227,472	1,577	2.81%
Subordinated debentures	31,446	470	6.01%	34,946	450	5.22%

Total interest-bearing liabilities	1,233,376	3,628	1.18%	1,165,905	4,364	1.52%

Noninterest-bearing liabilities
Demand deposits	131,778			109,543
Accrued interest payable and other liabilities	13,510			9,382
Shareholders’ equity	125,262			113,874

	$1,503,926			$1,398,704

Net interest income/spread		$13,198	3.73%		$11,067	3.41%

Net interest income as a percent of average interest earning assets (1)			3.87%			3.57%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the first quarter of 2012, a provision for loan losses of $559,000 was required to adequately fund the ALLL compared to a provision of $1.5 million for the first quarter of 2011. The provision for the current quarter was the amount required to bring the ALLL to the amount determined to be adequate. Commercial loans had net recoveries during the first quarter of 2012 of $332,000, residential mortgage loans had net charge-offs of $59,000 and consumer loans had net charge-offs of $302,000. The ALLL balance at March 31, 2012 was $19.4 million or 1.94% of total loans. This compares to an ALLL balance of $18.9 million at December 31, 2011 or 1.89% of total loans and $19.1 million at March 31, 2011 or 2.34% of total loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2012

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of March 31, 2012.

Non-performing loans totaled $21.1 million on March 31, 2012, up from $20.1 million on December 31, 2011, and down from $22.1 million on March 31, 2011. As a percentage of total loans, non-performing loans were 2.11% on March 31, 2012, up from 2.02% on December 31, 2011, and down from 2.71% on March 31, 2011.

The increase of non-performing loans in the first quarter of 2012 from the prior quarter was primarily due to an increase of non-performing commercial loans from $8.0 million on December 31, 2011 to $9.0 million on March 31, 2012. Non-performing mortgage loans increased from $8.5 million on December 31, 2011 to $8.7 million on March 31, 2012. Non-performing consumer loans declined from $3.7 million on December 31, 2011 to $3.4 million on March 31, 2012.

Non-accrual loans, excluding non-accrual troubled debt resturcturings, were $15.5 million on March 31, 2012, up from $14.4 million on December 31, 2011, but down from $17.4 million on March 31, 2011. Loans 90 days delinquent but still on accrual totaled $29,000 on March 31, 2012, down from $37,000 on December 31, 2011, and $57,000 on March 31, 2011. Loans 30 to 89 days delinquent declined to $2.93 million in first quarter 2012 compared with $3.28 million at December 31, 2011 and $6.95 million at March 31, 2011. At .30% of total loans, this represents the lowest levels of loans 30-89 days delinquent since 2007.

Other Real Estate Owned (OREO) totaled $803,000 on March 31, 2012, down from $2.8 million on December 31, 2011, and $2.3 million on March 31, 2011. During the quarter, 15 properties with a book value of $2.1 million as of December 31, 2011 were sold. Only one property with a book value of $137,000 was transferred into OREO. No write downs on OREO occurred during the quarter.

Other Income

The following is a summary of changes in other income:

	Three Months Ended
	March 31	March 31	Amount	Percent
Other income	2012	2011	Change	Change
Service charges on deposit accounts	$712	$795	$(83)	-10.4%
Wire transfer fees	182	108	74	68.5%
Interchange fees	628	545	83	15.2%
Fiduciary activities	975	963	12	1.2%
Gain (loss) on sale of securities	—	274	(274)	-100.0%
Gain on sale of mortgage loans	2,274	533	1,741	326.6%
Mortgage servicing net of impairment	90	764	(674)	-88.2%
Increase in cash surrender value of bank owned life insurance	225	205	20	9.8%
Other income	56	127	(71)	-55.9%

Total other income	$5,142	$4,314	$828	19.2%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2012

Service charges on deposit accounts were $83,000 lower during the first quarter of 2012 compared to the same period in 2011 primarily due to the regulatory changes on overdraft fees. The residential mortgage loan activity during the first quarter of 2012 generated $2.3 million of income from the gain on sale of mortgage loans, up $1.7 million from the same period in 2011. This increase was primarily due to more favorable pricing on loans sold and additional volume. Loans originated for sale during the first quarter of 2012 were $80.3 million compared to $64.2 million for the same period in 2011. However, during the first quarter of 2011, the Company recovered $701,000 of impairment on the Company’s mortgage servicing asset.

Other Expense

The following is a summary of changes in other expense:

	Three Months Ended
	March 31	March 31	Amount	Percent
Other expense	2012	2011	Change	Change
Salaries	$3,934	$3,748	$186	5.0%
Commission and bonuses	846	497	349	70.2%
Employee benefits	1,183	1,116	67	6.0%
Net occupancy expenses	1,054	1,081	(27)	-2.5%
Data processing	526	407	119	29.2%
Professional fees	534	349	185	53.0%
Outside services and consultants	471	381	90	23.6%
Loan expense	702	762	(60)	-7.9%
FDIC deposit insurance	257	387	(130)	-33.6%
Other losses	30	31	(1)	-3.2%
Other expenses	1,623	1,499	124	8.3%

Total other expense	$11,160	$10,258	$902	8.8%

Total other expenses were $902,000 higher in the first quarter of 2012 compared to the first quarter of 2011. Salaries, commissions and bonuses, and employee benefits increased $602,000 compared to the same quarter in 2011. This increase is the result of annual merit pay increases and higher commission and bonus expense based on the first quarter performance for 2012. FDIC deposit insurance expense decreased during the first quarter of 2012 compared to 2011 as the new assessment calculation resulted in lower expense for the Bank. Included in the first quarter of 2012’s professional fees, outside services and consultants and other expenses was $168,000 of transaction costs related to the Heartland merger.

Income Taxes

Income tax expense for the first quarter of 2012 was $2.0 million compared to $810,000 of tax expense for the first quarter of 2011. The effective tax rate for the first quarter of 2012 was 30.3% compared to 22.7% in 2011. The increase in the effective tax rate is primarily due to higher income before income tax for the first quarter of 2012 compared to the same period in 2011 with a similar level of tax exempt income.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2012

the FHLB. During the three months ended March 31, 2012, cash and cash equivalents decreased by approximately $1.4 million. At March 31, 2012, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $333.4 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window at March 31, 2012 compared to $288.7 million at December 31, 2011 and $302.6 million at March 31, 2011.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2012. Stockholders’ equity totaled $126.2 million as of March 31, 2012, compared to $121.5 million as of December 31, 2011. At March 31, 2012, the quarter’s ratio of average stockholders’ equity to average assets was 8.33% compared to 7.96% at December 31, 2011. Horizon’s capital increased during the three months as a result of increased earnings and an increase in accumulated other comprehensive income, net of dividends declared and the amortization of unearned compensation.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending March 31, 2012, the dividend cost was approximately $156,000, or 5.0% annualized. For the second quarter of 2012 the dividend cost will be approximately $106,000, or 3.4% annualized and for the third quarter of 2012 the dividend cost will be approximately $62,500, or 2.0% annualized. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital.

Horizon declared common dividends in the amount of $0.13 per share during the first three months of 2012 compared to $0.11 for the same period of 2011. The dividend payout ratio (dividends as a percent of basic earnings per share) was 14.4% and 22.42% for the first three months of 2012 and 2011, respectively. For additional information regarding dividend conditions, see Horizon’s Annual Report on Form 10-K for 2011.

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three Months Ended March 31, 2012

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Horizon’s 2011 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2011 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2012, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2012, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months Ended March 31, 2012

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months Ended March 31, 2012

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated February 9, 2012, between the Registrant and Heartland Bancshares, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 10, 2012.

3.1	Amended and Restated Bylaws of Horizon Bancorp (as amended through March 20, 2012). Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 23, 2012.

10.1	First Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan

10.2	Second Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan.

10.3	Fifth Amendment to Horizon Bancorp Supplemental Executive Retirement Plan

Exhibit 31.1	Certification of Craig M. Dwight

Exhibit 31.2	Certification of Mark E. Secor

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data Files*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: May 10, 2012	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 10, 2012	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated February 9, 2012, between the Registrant and Heartland Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on February 10, 2012.

3.1	Amended and Restated Bylaws of Horizon Bancorp (as amended through March 20, 2012).	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 23, 2012.

10.1	First Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan.	Attached.

10.2	Second Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan.	Attached

10.3	Fifth Amendment to Horizon Bancorp Supplemental Executive Retirement Plan.	Attached

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files*	Attached

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.