Form 10-Q
period 2012-06-30
HORIZON BANCORP /IN/
filed 2012-08-08
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ Do not check if smaller reporting company	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,790,327 shares of Common Stock, no par value, at August 8, 2012.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	June 30 2012 (Unaudited)	December 31 2011
Assets
Cash and due from banks	$23,743	$20,447
Investment securities, available for sale	435,615	431,045
Investment securities, held to maturity	6,100	7,100
Loans held for sale	9,300	14,090
Loans, net of allowance for loan losses of $18,374 and $18,882	978,765	964,311
Premises and equipment	35,980	34,665
Federal Reserve and Federal Home Loan Bank stock	12,390	12,390
Goodwill	5,910	5,910
Other intangible assets	2,072	2,292
Interest receivable	6,685	6,671
Cash value life insurance	30,649	30,190
Other assets	16,056	18,051

Total assets	$1,563,265	$1,547,162

Liabilities
Deposits
Non-interest bearing	$136,979	$130,673
Interest bearing	908,810	879,192

Total deposits	1,045,789	1,009,865
Borrowings	339,880	370,111
Subordinated debentures	30,722	30,676
Interest payable	911	596
Other liabilities	15,351	14,449

Total liabilities	1,432,653	1,425,697

Commitments and contingent liabilities Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value Authorized, 1,000,000 Series B shares Issued 12,500 and 12,500 shares	12,500	12,500
Common stock, $.3333 stated value Authorized, 22,500,000 shares Issued, 5,002,517 and 4,967,196 shares Outstanding, 4,957,347 and 4,947,696 shares	1,135	1,126
Additional paid-in capital	10,853	10,610
Retained earnings	97,349	89,387
Accumulated other comprehensive income	8,775	7,842

Total stockholders’ equity	130,612	121,465

Total liabilities and stockholders’ equity	$1,563,265	$1,547,162

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Interest Income
Loans receivable	$13,327	$11,891	$26,859	$23,779
Investment securities
Taxable	2,246	2,786	4,560	5,286
Tax exempt	950	1,035	1,930	2,078

Total interest income	16,523	15,712	33,349	31,143

Interest Expense
Deposits	1,526	2,195	3,165	4,532
Borrowed funds	1,519	1,600	3,038	3,177
Subordinated debentures	472	454	942	904

Total interest expense	3,517	4,249	7,145	8,613

Net Interest Income	13,006	11,463	26,204	22,530
Provision for loan losses	209	1,332	768	2,880

Net Interest Income after Provision for Loan Losses	12,797	10,131	25,436	19,650

Other Income
Service charges on deposit accounts	763	825	1,475	1,620
Wire transfer fees	213	137	395	245
Interchange fees	714	639	1,342	1,184
Fiduciary activities	982	932	1,957	1,895
Gain on sale of securities	—	365	—	639
Gain on sale of mortgage loans	3,411	1,308	5,685	1,841
Mortgage servicing income net of impairment	170	99	260	863
Increase in cash value of bank owned life insurance	235	211	460	416
Other income	67	(68)	123	59

Total other income	6,555	4,448	11,697	8,762

Other Expenses
Salaries and employee benefits	6,539	5,470	12,502	10,831
Net occupancy expenses	976	1,039	2,030	2,120
Data processing	603	494	1,129	901
Professional fees	583	331	1,117	680
Outside services and consultants	526	386	997	767
Loan expense	866	694	1,568	1,456
FDIC insurance expense	250	303	507	690
Other losses	162	246	192	277
Other expenses	1,675	1,524	3,298	3,023

Total other expenses	12,180	10,487	23,340	20,745

Income Before Income Tax	7,172	4,092	13,793	7,667
Income tax expense	2,262	999	4,270	1,809

Net Income	4,910	3,093	9,523	5,858
Preferred stock dividend and discount accretion	(106)	(277)	(263)	(553)

Net Income Available to Common Shareholders	$4,804	$2,816	$9,260	$5,305

Basic Earnings Per Share	$0.97	$0.57	$1.87	$1.08
Diluted Earnings Per Share	0.93	0.56	1.81	1.05

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net Income	$4,910	$3,093	$9,523	$5,858

Other Comprehensive Income
Change in fair value of derivative instruments, net of taxes of $(423) and $(226) for three and six months ended 2012 and $2,006 and $2,772, for three and six months ended 2011, respectively	(785)	3,725	(419)	5,148
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $424 and $728, for three and six months ended 2012 and $(201) and $53 for the three and six months ended 2011, respectively	787	(373)	1,352	98
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 for three and six months ended 2012, and $128 and $224, for three and six months ended 2011, respectively	—	237	—	415

	2	3,115	933	4,831

Comprehensive Income	$4,912	$6,208	$10,456	$10,689

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2012	$12,500	$1,126	$10,610	$89,387	$7,842	$121,465
Net income				9,523		9,523
Other comprehensive income, net of tax					933	933
Amortization of unearned compensation			69			69
Issuance of restricted shares		8	108			116
Exercise of stock options		1	49			50
Stock option expense			17			17
Cash dividends on preferred stock				(263)		(263)
Cash dividends on common stock ($.26 per share)				(1,298)		(1,298)

Balances, June 30, 2012	$12,500	$1,135	$10,853	$97,349	$8,775	$130,612

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2012 (Unaudited)	2011 (Unaudited)
Operating Activities
Net income	$9,523	$5,858
Items not requiring (providing) cash
Provision for loan losses	768	2,880
Depreciation and amortization	1,298	1,227
Share based compensation	17	20
Mortgage servicing rights impairment (recovery)	(64)	(728)
Premium amortization on securities available for sale, net	1,410	1,026
Gain on sale of investment securities	—	(639)
Gain on sale of mortgage loans	(5,685)	(1,841)
Proceeds from sales of loans	184,317	109,902
Loans originated for sale	(178,632)	(108,061)
Change in cash value of life insurance	(459)	(416)
(Gain) loss on sale of other real estate owned	26	86
Net change in
Interest receivable	(14)	(259)
Interest payable	315	(76)
Other assets	(464)	1,977
Other liabilities	260	(812)

Net cash provided by operating activities	12,616	10,144

Investing Activities
Purchases of securities available for sale	(54,618)	(108,989)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	50,718	49,049
Purchase of securities held to maturity	—	(2,437)
Proceeds from maturities of securities held to maturity	1,000	1,400
Net change in loans	(11,431)	50,962
Proceeds on the sale of OREO and repossessed assets	2,991	1,069
Purchases of premises and equipment	(2,324)	(13)

Net cash used in by investing activities	(13,664)	(7,685)

Financing Activities
Net change in
Deposits	35,924	34,778
Borrowings	(30,185)	(30,554)
Proceeds from issuance of stock	166	55
Tax benefit from issuance of stock	—	8
Dividends paid on common shares	(1,298)	(1,128)
Dividends paid on preferred shares	(263)	(469)

Net cash provided by financing activities	4,344	2,690

Net Change in Cash and Cash Equivalent	3,296	5,149
Cash and Cash Equivalents, Beginning of Period	20,447	15,683

Cash and Cash Equivalents, End of Period	$23,743	$20,832

Additional Cash Flows Information
Interest paid	$6,829	$8,689
Income taxes paid	3,925	100
Transfer of loans to other real estate owned	1,224	3,717

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2012 and June 30, 2011 are not necessarily indicative of the operating results for the full year of 2012 or 2011. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon's management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

	Three months ended December 31 June 30		Six months ended June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$4,910	$3,093	$9,523	$5,858
Less: Preferred stock dividends and accretion of discount	106	277	263	553

Net income available to common shareholders	$4,804	$2,816	$9,260	$5,305
Weighted average common shares outstanding(1)	4,956,358	4,937,750	4,952,466	4,930,887
Basic earnings per share	$0.97	$0.57	$1.87	$1.08

Diluted earnings per share
Net income available to common shareholders	$4,804	$2,816	$9,260	$5,305
Weighted average common shares outstanding(1)	4,956,358	4,937,750	4,952,466	4,930,887
Effect of dilutive securities:
Warrants	159,008	110,509	136,513	113,219
Restricted stock	17,582	7,139	12,374	14,709
Stock options	19,398	10,056	14,829	10,373

Weighted average shares outstanding	5,152,346	5,065,454	5,116,182	5,069,188
Diluted earnings per share	$0.93	$0.56	$1.81	$1.05

(1)	Adjusted for 3:2 stock split on December 9, 2011

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

At June 30, 2012 and 2011, there were 8,500 shares and 51,176 shares, respectively that were not included in the computation of diluted earnings per share because they were non-dilutive.

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2011 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2011 consolidated financial statements to be comparable to 2012. These reclassifications had no effect on net income.

Note 2 – Securities

The fair value of securities is as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$16,889	$327	$—	$17,216
State and municipal	131,305	9,990	(70)	141,225
Federal agency collateralized mortgage obligations	92,554	1,886	(82)	94,358
Federal agency mortgage-backed pools	172,991	6,913	(20)	179,884
Private labeled mortgage-backed pools	2,786	106	—	2,892
Corporate notes	32	8	—	40

Total available for sale investment securities	$416,557	$19,230	$(172)	$435,615

Held to maturity, State and Municipal	$6,100	$—	$—	$6,100

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$12,693	$329	$—	$13,022
State and municipal	135,011	8,950	(71)	143,890
Federal agency collateralized mortgage obligations	89,016	2,106	—	91,122
Federal agency mortgage-backed pools	173,797	5,669	(115)	179,351
Private labeled mortgage-backed pools	3,518	118	—	3,636
Corporate notes	32	—	(8)	24

Total available for sale investment securities	$414,067	$17,172	$(194)	$431,045

Held to maturity, State and Municipal	$7,100	$34	$—	$7,134

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2012, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2012.

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$1,141	$1,147	$931	$940
One to five years	28,475	29,658	30,796	31,910
Five to ten years	60,633	65,160	51,476	55,053
After ten years	57,977	62,516	64,533	69,033

	148,226	158,481	147,736	156,936
Federal agency collateralized mortgage obligations	92,554	94,358	89,016	91,122
Federal agency mortgage-backed pools	172,991	179,884	173,797	179,351
Private labeled mortgage-backed pools	2,786	2,892	3,518	3,636

Total available for sale investment securities	$416,557	$435,615	$414,067	$431,045

Held to maturity
Within one year	$6,100	$6,100	$7,100	$7,134
One to five years	—	—	—	—

Total held to maturity investment securities	$6,100	$6,100	$7,100	$7,134

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$3,393	$(70)	$—	$—	$3,393	$(70)
Federal agency collateralized mortgage obligations	13,674	(82)	—	—	13,674	(82)
Federal agency mortgage-backed pools	3,176	(20)	—	—	3,176	(20)

Total temporarily impaired securities	$20,243	$(172)	$—	$—	$20,243	$(172)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,550	$(44)	$1,948	$(27)	$3,498	$(71)
Federal agency mortgage-backed pools	23,442	(115)	23	—	23,465	(115)
Corporate notes	24	(8)	—	—	24	(8)

Total temporarily impaired securities	$25,016	$(167)	$1,971	$(27)	$26,987	$(194)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Sales of securities available for sale (Unaudited)
Proceeds	$—	$8,116	$—	$17,390
Gross gains	—	365	—	639
Gross losses	—	—	—	—

Note 3 – Loans

	June 30	December 31
	2012	2011
Commercial
Working capital and equipment	$166,300	$170,325
Real estate, including agriculture	180,371	172,910
Tax exempt	3,587	3,818
Other	6,291	5,323

Total	356,549	352,376
Real estate
1–4 family	152,953	153,039
Other	3,722	4,102

Total	156,675	157,141
Consumer
Auto	138,006	134,686
Recreation	4,766	4,737
Real estate/home improvement	28,580	27,729
Home equity	91,128	92,249
Unsecured	3,209	3,183
Other	2,748	2,793

Total	268,437	265,377
Mortgage warehouse	215,478	208,299

Total	215,478	208,299

Total loans	997,139	983,193
Allowance for loan losses	(18,374)	(18,882)

Loans, net	$978,765	$964,311

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

Mortgage Warehousing

Horizon’s mortgage warehouse lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company, the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff, which is typically less than 30 days.

Based on the agreements with each mortgage company, at any time a mortgage company can repurchase from Horizon their outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company repurchase an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the purchase commitment and the mortgage company would not be able to repurchase its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

June 30, 2012	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$133,700	$412	$22	$134,134
Non owner occupied real estate	152,707	399	95	153,201
Residential spec homes	4,038	5	—	4,043
Development & spec land loans	7,064	20	—	7,084
Commercial and industrial	58,920	185	3	59,108

Total commercial	356,429	1,021	120	357,570
Residential mortgage	147,916	529	84	148,529
Residential construction	8,675	13	—	8,688
Mortgage warehouse	215,478	427	—	215,905

Total real estate	372,069	969	84	373,122
Direct installment	25,526	82	(368)	25,240
Direct installment purchased	587	—	—	587
Indirect installment	130,928	381	(201)	131,108
Home equity	112,726	541	(761)	112,506

Total consumer	269,767	1,004	(1,330)	269,441

Total loans	998,265	2,994	(1,126)	1,000,133
Allowance for loan losses	(18,374)	—	—	(18,374)

Net loans	$979,891	$2,994	$(1,126)	$981,759

December 31, 2011	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$131,893	$383	$30	$132,306
Non owner occupied real estate	142,269	360	94	142,723
Residential spec homes	3,574	6	—	3,580
Development & spec land loans	8,739	16	—	8,755
Commercial and industrial	65,774	169	3	65,946

Total commercial	352,249	934	127	353,310
Residential mortgage	150,893	513	68	151,474
Residential construction	6,181	8	—	6,189
Mortgage warehouse	208,299	427	—	208,726

Total real estate	365,373	948	68	366,389
Direct installment	24,252	94	(360)	23,986
Direct installment purchased	981	—	—	981
Indirect installment	127,751	420	(56)	128,115
Home equity	113,561	559	(752)	113,368

Total consumer	266,545	1,073	(1,168)	266,450

Total loans	984,167	2,955	(973)	986,149
Allowance for loan losses	(18,882)	—	—	(18,882)

Net loans	$965,285	$2,955	$(973)	$967,267

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Allowance for Loan Losses

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior one to five years. Management believes the two-year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed. The actual allowance for loan loss activity is provided below.

	Three Months Ended		Six Months Ended
	June 30 2012 (Unaudited)	June 30 2011 (Unaudited)	June 30 2012 (Unaudited)	June 30 2011 (Unaudited)
Balance at beginning of the period	$19,412	$19,090	$18,882	$19,064
Loans charged-off:
Commercial
Owner occupied real estate	3	113	3	124
Non owner occupied real estate	28	114	28	114
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	327	160	327	210

Total commercial	358	387	358	448
Real estate
Residential mortgage	115	669	204	751
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	115	669	204	751
Consumer
Direct Installment	58	217	171	402
Direct Installment Purchased	—	—	—	—
Indirect Installment	271	331	609	786
Home Equity	754	552	887	1,529

Total consumer	1,083	1,100	1,667	2,717

Total loans charged-off	1,556	2,156	2,229	3,916
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	52	18	352	18
Non owner occupied real estate	—	—	7	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	28	3	53	5

Total commercial	80	21	412	23
Real estate
Residential mortgage	2	10	32	10
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	2	10	32	10
Consumer
Direct Installment	20	19	35	67
Direct Installment Purchased	—	—	—	—
Indirect Installment	189	220	390	389
Home Equity	18	50	84	69

Total consumer	227	289	509	525

Total loan recoveries	309	320	953	558

Net loans charged-off	1,247	1,836	1,276	3,358

Provision charged to operating expense
Commercial	(391)	(1,165)	(305)	(51)
Real estate	35	106	646	153
Consumer	565	2,391	427	2,778

Total provision charged to operating expense	209	1,332	768	2,880

Balance at the end of the period	$18,374	$18,586	$18,374	$18,586

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain loans are individually evaluated for impairment, and the Company’s general practice is to proactively charge down impaired loans to the fair value of the underlying collateral.

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

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down or specific allocation of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due. Pursuant to such guidelines, the Company also charges-off unsecured open-end loans when the loan is 90 days past due, and charges down to the net realizable value other secured loans when they are 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status are not charged off.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

June 30, 2012	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,463	$—	$—	$—	$2,463
Collectively evaluated for impairment	5,303	2,946	1,695	5,967	15,911

Total ending allowance balance	$7,766	$2,946	$1,695	$5,967	$18,374

Loans:
Individually evaluated for impairment	$8,796	$—	$—	$—	$8,796
Collectively evaluated for impairment	348,774	157,217	215,905	269,441	991,337

Total ending loans balance	$357,570	$157,217	$215,905	$269,441	$1,000,133

December 31, 2011	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,136	$—	$—	$—	$2,136
Collectively evaluated for impairment	5,881	2,472	1,695	6,698	16,746

Total ending allowance balance	$8,017	$2,472	$1,695	$6,698	$18,882

Loans:
Individually evaluated for impairment	$7,960	$—	$—	$—	$7,960
Collectively evaluated for impairment	345,350	157,663	208,726	266,450	978,189

Total ending loans balance	$353,310	$157,663	$208,726	$266,450	$986,149

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 5 – Non-performing Loans and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDR’s”) by class of loans:

June 30, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,956	$—	$—	$—	$2,956
Non owner occupied real estate	3,982	—	123	—	4,105
Residential development	—	—	—	—	—
Development & Spec Land Loans	675	—	—	—	675
Commercial and industrial	194	—	867	—	1,061

Total commercial	7,807	—	990	—	8,797
Real estate
Residential mortgage	4,624.00	—	1,720	1,958	8,302
Residential construction	—	—	—	292	292
Mortgage warehouse	—	—	—	—	—

Total real estate	4,624	—	1,720	2,250	8,594
Consumer
Direct Installment	103	7	24	—	134
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	772	6	—	—	778
Home Equity	1,619	—	52	842	2,513

Total Consumer	2,494	13	76	842	3,425

Total	$14,925	$13	$2,786	$3,092	$20,816

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,515	$—	$—	$—	$2,515
Non owner occupied real estate	3,970	—	152	—	4,122
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	—	—	—	90
Commercial and industrial	330	—	901	—	1,231

Total commercial	6,905	—	1,053	—	7,958
Real estate
Residential mortgage	4,550	—	1,120	2,389	8,059
Residential construction	144	—	—	293	437
Mortgage warehouse	—	—	—	—	—

Total real estate	4,694	—	1,120	2,682	8,496
Consumer
Direct Installment	256	1	—	—	257
Direct Installment Purchased	—	4	—	—	4
Indirect Installment	926	29	—	—	955
Home Equity	1,587	3	25	858	2,473

Total Consumer	2,769	37	25	858	3,689

Total	$14,368	$37	$2,198	$3,540	$20,143

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when the amount delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Operating Officer or the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1 – 4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to non-accrual status when they are 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including TDR’s, are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

The Company’s TDR’s are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2012, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2012, the Company had $5.9 million in TDR’s and $3.1 million were performing according to the restructured terms. The financial statement impact of non-performing TDR’s was not material for the three and six months ending June 30, 2012. There was $273,000 of specific reserves allocated to TDR’s at June 30, 2012 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans classified as troubled debt restructuring during the six months ended June 30, 2012 and 2011, segregated by class, are shown in the table below.

	June 30, 2012		June 30, 2011
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	—	—	—	—
Real estate
Residential mortgage	1	332	2	342
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	1	332	2	342
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	—	—	1	9

Total Consumer	—	—	1	9

Total	1	$332	3	$351

Troubled debt restructured loans which had payment defaults during the six months ended June 30, 2012 and 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

	June 30, 2012		June 30, 2011
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	—	—	—	—
Real estate
Residential mortgage	2	410	1	459
Residential construction	—	—	1	293
Mortgage warehouse	—	—	—	—

Total real estate	2	410	2	752
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	—	—	—	—

Total Consumer	—	—	—	—

Total	2	$410	2	$752

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Six Months Ending
June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,350	$1,350	$—	$1,403	$—	$1,343	$2
Non owner occupied real estate	422	422	—	389	3	392	3
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	14	14	—	5	1	2	1
Commercial and industrial	257	257	—	365	—	312	5

Total commercial	2,043	2,043	—	2,162	3	2,049	11
With an allowance recorded
Commercial
Owner occupied real estate	1,606	1,606	475	1,161	17	1,127	18
Non owner occupied real estate	3,682	3,684	1,100	3,685	—	3,524	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	661	661	615	676	—	455	6
Commercial and industrial	804	804	273	806	—	811	—

Total commercial	6,753	6,755	2,463	6,328	17	5,917	24

Total	$8,796	$8,798	$2,463	$8,490	$20	$7,966	$35

				Three Months Ending		Six Months Ending
June 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,003	$1,006	$—	$818	$1	$1,403	$1
Non owner occupied real estate	1,254	1,254	—	1,037	4	389	4
Residential development	16	16	—	16	—	—	—
Development & Spec Land Loans	124	124	—	83	—	5	—
Commercial and industrial	191	191	—	154	—	7,878	—

Total commercial	2,588	2,591	—	2,107	5	9,675	5
With an allowance recorded
Commercial
Owner occupied real estate	1,538	1,537	585	1,141	—	1,161	18
Non owner occupied real estate	4,849	4,888	665	4,884	—	3,685	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	250	250	125	250	—	676	6
Commercial and industrial	251	251	115	251	1	806	—

Total commercial	6,888	6,926	1,490	6,526	1	6,328	24

Total	$9,476	$9,517	$1,490	$8,633	$6	$16,003	$29

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

June 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$72	$—	$—	$72	$133,628	$133,700
Non owner occupied real estate	34	—	—	34	152,673	152,707
Residential development	—	—	—	—	4,038	4,038
Development & Spec Land Loans	—	—	—	—	7,064	7,064
Commercial and industrial	294	—	—	294	58,626	58,920

Total commercial	400	—	—	400	356,029	356,429
Real estate
Residential mortgage	1,092	—	—	1,092	146,824	147,916
Residential construction	292	—	—	292	8,383	8,675
Mortgage warehouse	—	—	—	—	215,478	215,478

Total real estate	1,384	—	—	1,384	370,685	372,069
Consumer
Direct Installment	131	44	7	182	25,344	25,526
Direct Installment Purchased	8	2	—	10	577	587
Indirect Installment	1,113	90	6	1,209	129,719	130,928
Home Equity	576	25	—	601	112,125	112,726

Total consumer	1,828	161	13	2,002	267,765	269,767

Total	$3,612	$161	$13	$3,786	$994,479	$998,265

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$89	$168	$—	$257	$131,636	$131,893
Non owner occupied real estate	228	—	—	228	142,041	142,269
Residential development	—	—	—	—	3,574	3,574
Development & Spec Land Loans	—	—	—	—	8,739	8,739
Commercial and industrial	34	22	—	56	65,718	65,774

Total commercial	351	190	—	541	351,708	352,249
Real estate
Residential mortgage	411	—	—	411	150,482	150,893
Residential construction	—	—	—	—	6,181	6,181
Mortgage warehouse	—	—	—	—	208,299	208,299

Total real estate	411	—	—	411	364,962	365,373
Consumer
Direct Installment	164	22	1	187	24,065	24,252
Direct Installment Purchased	7	14	4	25	956	981
Indirect Installment	1,333	335	29	1,697	126,054	127,751
Home Equity	363	92	3	458	113,103	113,561

Total consumer	1,867	463	37	2,367	264,178	266,545

Total	$2,629	$653	$37	$3,319	$980,848	$984,167

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

Horizon Bank’s processes for determining credit quality differ slightly depending on whether a new loan or a renewed loan is being underwritten, or whether an existing loan is being re-evaluated for credit quality. The latter usually occurs upon receipt of current financial information or other pertinent data that would trigger a change in the loan grade.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

•

Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the COO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the COO; and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the COO however, lenders must present their factual information to either the Loan Committee or the COO when recommending an upgrade.

•

The COO meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•

Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, and collateral repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

For real estate and consumer loans, Horizon uses a grading system based on delinquency. Loans that are 90 days or more past due, on non-accrual, or are classified as a troubled debt restructure are graded “Substandard.” After being 90 days delinquent a loan is charged off unless it is well secured and in the process of collection. If the latter case exists, the loan is placed on non-accrual. Occasionally a mortgage loan may be graded as “Special Mention.” When this situation arises, it is because the characteristics of the loan and the borrower fit the definition of a Risk Grade 5 described below, which is normally used for grading commercial loans. Loans not graded Substandard are considered Pass.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$118,396	$4,633	$10,671	$—	$133,700
Non owner occupied real estate	130,034	15,443	7,230	—	152,707
Residential development	2,364	341	1,333	—	4,038
Development & Spec Land Loans	4,096	415	2,553	—	7,064
Commercial and industrial	55,924	1,166	1,830	—	58,920

Total commercial	310,814	21,998	23,617	—	356,429
Real estate
Residential mortgage	139,614	—	8,302	—	147,916
Residential construction	8,383	—	292	—	8,675
Mortgage warehouse	215,478	—	—	—	215,478

Total real estate	363,475	—	8,594	—	372,069
Consumer
Direct Installment	25,392	—	134	—	25,526
Direct Installment Purchased	587	—	—	—	587
Indirect Installment	130,150	—	778	—	130,928
Home Equity	110,213	—	2,513	—	112,726

Total Consumer	266,342	—	3,425	—	269,767

Total	$940,630	$21,998	$35,636	$—	$998,265

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$107,155	$4,101	$20,637	$—	$131,893
Non owner occupied real estate	118,446	11,423	12,400	—	142,269
Residential development	1,677	529	1,368	—	3,574
Development & Spec Land Loans	3,778	860	4,101	—	8,739
Commercial and industrial	55,964	3,012	6,798	—	65,774

Total commercial	287,020	19,925	45,304	—	352,249
Real estate
Residential mortgage	142,834	—	8,059	—	150,893
Residential construction	5,744	—	437	—	6,181
Mortgage warehouse	208,299	—	—	—	208,299

Total real estate	356,877	—	8,496	—	365,373
Consumer
Direct Installment	23,995	—	257	—	24,252
Direct Installment Purchased	977	—	4	—	981
Indirect Installment	126,796	—	955	—	127,751
Home Equity	111,088	—	2,473	—	113,561

Total Consumer	262,856	—	3,689	—	266,545

Total	$906,753	$19,925	$57,489	$—	$984,167

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Derivative financial instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.5 million at June 30, 2012. Under these agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2012, the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending activities. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2012, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective, and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $63.5 million at June 30, 2012.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2012, the Company’s fair value of these derivatives was recorded and over the next 12 months, this activity is not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	June 30, 2012		June 30, 2012
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$594	Other liabilities	$2,411
Interest rate contracts	Other Assets	1,817	Other liabilities	5,559

Total derivatives designated as hedging instruments		2,411		7,970

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	942	Other liabilities	—

Total derivatives not designated as hedging instruments		942		—

Total derivatives		$3,353		$7,970

	Asset Derivative December 31, 2011		Liability Derivatives December 31, 2011
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$754	Other liabilities	$2,187
Interest rate contracts	Other Assets	1,433	Other liabilities	4,914

Total derivatives designated as hedging instruments		2,187		7,101

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	662	Other liabilities	—

Total derivatives not designated as hedging instruments		662		—

Total derivatives		$2,849		$7,101

The effect of the derivative instruments on the consolidated statement of income for the three and six-month periods ending is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Three Months Ended June 30		Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Six Months Ended June 30
	2012	2011	2012	2011
Derivative in cash flow hedging relationship	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	$(785)	$(611)	$(418)	$(318)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Three Months Ended June 30		Amount of Gain (Loss) Recognized on Derivative Six Months Ended June 30
		2012	2011	2012	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income -loans	$298	$351	$224	$(59)
Interest rate contracts	Interest income -loans	(298)	(351)	(224)	59

Total		$—	$—	$—	$—

Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Three Months Ended June 30		Amount of Gain (Loss) Recognized on Derivative Six Months Ended June 30
		2012	2011	2012	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mortgage contracts	Other income -gain on sale of loans	$503	$165	$280	$799

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available for sale securities

When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage-backed pools, private-label mortgage-backed pools and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Available-for-sale securities
U.S. Treasury and federal agencies	$17,216	$—	$17,216	$—
State and municipal	141,225	—	141,225	—
Federal agency collateralized mortgage obligations	94,358	—	94,358	—
Federal agency mortgage-backed pools	179,884	—	179,884	—
Private labeled mortgage-backed pools	2,892	—	2,892	—
Corporate notes	40	—	40	—

Total available-for-sale securities	435,615	—	435,615	—
Hedged loans	65,921	—	65,921	—
Forward sale commitments	942	—	942	—
Interest rate swap agreements	(7,969)	—	(7,969)	—
Commitments to originate loans	—	—	—	—
December 31, 2011
Available-for-sale securities
U.S. Treasury and federal agencies	$13,022	$—	$13,022	$—
State and municipal	143,890	—	143,890	—
Federal agency collateralized mortgage obligations	91,122	—	91,122	—
Federal agency mortgage-backed pools	179,351	—	179,351	—
Private labeled mortgage-backed pools	3,636	—	3,636	—
Corporate notes	24	—	24	—

Total available-for-sale securities	431,045	—	431,045	—
Hedged loans	54,362	—	—	54,362
Forward sale commitments	662	—	—	662
Interest rate swap agreements	(7,102)	—	—	(7,101)
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Transfers between Levels

Transfers between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers to level:
Hedged loans	$—	$65,921	$—	(a	)
Forward sale commitments	—	942	—	(b	)
Interest rate swap agreements	—	(7,969)	—	(a	)
Commitments to originate loans	—	—	—	(b	)

Total transfers to level	$—	$58,894	$—

(a) -	Valuation determined by widely accepted techniques including discounted cash flow analysis on expected cash flows of each derivative and observable market rate inputs such as yield curves and contractual terms on each instrument.
(b) -	Valuation determined by quoted prices for similar loans in the secondary market with an expected fallout rate (interest rate locked pipeline loans not expected to close). Fallout rate is not considered a significant input to the fair value in its entirety.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs (Unaudited):

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2011	$54,362	$662	$(7,101)	$—
Total realized and unrealized gains and losses
Included in net income	(74)	(152)	74	(71)
Included in other comprehensive income, gross	—	—	563	—
Purchases, issuances, and settlements	6,114	—	—	—
Principal payments	(491)	—	—	—
Transfers out to Level 2	(59,911)	(510)	6,464	71

Ending balance March 31, 2012	$—	$—	$—	$—

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2010	$50,088	$407	$(3,415)	$—
Total realized and unrealized gains and losses
Included in net income	(410)	(126)	410	(56)
Included in other comprehensive income, gross	—	—	451	—
Purchases, issuances, and settlements	(352)	—	—	—
Principal payments	(915)	—	—	—

Ending balance March 31, 2011	48,411	281	(2,554)	(56)
Total realized and unrealized gains and losses
Included in net income	351	174	(351)	(8)
Included in other comprehensive income, gross	—	—	(941)	—
Purchases, issuances, and settlements	1,200	—	—	—
Principal payments	(344)	—	—	—

Ending balance June 30, 2011	$49,618	$455	$(3,846)	$(64)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Non Interest Income	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total gains and losses from:
Hedged loans	$298	$351	$224	$(59)
Fair value interest rate swap agreements	(298)	(351)	(224)	59
Derivative loan commitments	503	165	280	(16)

	$503	$165	$280	$(16)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Impaired loans	$6,333	$—	$—	$6,333
Mortgage servicing rights	4,720	—	—	4,720
December 31, 2011
Impaired loans	$5,822	$—	$—	$5,822
Mortgage servicing rights	4,193	—	—	4,193

Impaired (collateral dependent): Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be timely collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property, including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third-party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company's other real estate owned is determined using Level 3 inputs, which include current and prior appraisals net of estimated costs to sell. Fair value adjustments on impaired loans were $2.5 million at June 30, 2012 and $2.1 million at December 31, 2011.

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2012 and December 31, 2011. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	June 30, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$23,743	$23,743	$—	$—
Investment securities held to maturity	6,100	—	6,100	—
Loans held for sale	9,300	—	—	9,300
Loans, net	978,765	—	—	1,002,105
Stock in FHLB and FRB	12,390	—	12,390	—
Interest receivable	6,685	—	6,685	—

Liabilities
Non-interest bearing deposits	$136,979	$136,979	$—	$—
Interest-bearing deposits	908,810	—	908,836	—
Borrowings	339,880	—	372,795	—
Subordinated debentures	30,722	—	30,389	—
Interest payable	911	—	911	—

	December 31, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$20,447	$20,447	$—	$—
Investment securities held to maturity	7,100	—	7,134	—
Loans held for sale	14,090	—	—	14,090
Loans, net	964,311	—	—	979,401
Stock in FHLB and FRB	12,390	—	12,390	—
Interest receivable	6,671	—	6,671	—
Liabilities
Non-interest bearing deposits	$130,673	$130,673	$—	$—
Interest-bearing deposits	879,192	—	874,160	—
Borrowings	370,111	—	398,789	—
Subordinated debentures	30,676	—	30,083	—
Interest payable	596	—	596	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 9 – Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30 2012	June 30 2011	June 30 2012	June 30 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$1,211	$(574)	$2,080	$151
Less: reclassification adjustment for gains realized in net income	—	365	—	639

	1,211	(939)	2,080	(488)
Unrealized gain (loss) on derivative instruments	(1,208)	5,731	(645)	7,920

Net unrealized gains	3	4,792	1,435	7,432
Tax effect	(1)	(1,677)	(502)	(2,601)

Other comprehensive income	$2	$3,115	$933	$4,831

	June 30 2012	December 31 2011
Unrealized gain on securities available for sale	$19,058	$16,978
Unrealized gain (loss) on derivative instruments	(5,559)	(4,914)
Tax effect	(4,724)	(4,222)

Total accumulated other comprehensive income	$8,775	$7,842

Note 10 – Future accounting matters

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Company on January 1, 2012 and, aside from new disclosures included in Note 8 – Fair Value of Financial Instruments, did not have a significant impact on the Company’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements now include separate statements of comprehensive income and additional footnote disclosures (see Note 9 – Other Comprehensive Income).

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.

ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

Note 11 – Business Combination

On February 9, 2012, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Heartland Bancshares, Inc., an Indiana corporation (“Heartland”). Pursuant to the Merger Agreement, Heartland would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Heartland Community Bank, an Indiana-chartered commercial bank and wholly owned subsidiary of Heartland, would merge with and into a wholly owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

On July 17, 2012 Horizon closed its acquisition of Heartland Bancshares, Inc. and Horizon Bank N.A.’s acquisition of Heartland Community Bank, through mergers effective July 17, 2012. Under the final terms of the acquisition, the exchange ratio was 0.54 shares of Horizon’s common stock for each share of Heartland common stock outstanding. Heartland shares outstanding at the closing were 1,442,449, and the shares of HBNC common stock issued to Heartland shareholders totaled 778,922. Horizon’s stock price was $25.25 per share at the close of business on July 17, 2012. Based upon these numbers, the total value of the consideration for the acquisition was $19,667,792.

As of March 31, 2012, Heartland Community Bank reported total assets of approximately $238.1 million, total deposits of approximately $211.2 million and total loans of approximately $134.9 million.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2012

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

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2011 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern and Central Indiana and Southwestern Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.

Horizon continues to operate in a challenging economic and banking environment. Within the Company’s primary market areas of Northwest and Central Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained elevated through the first six months of 2012. This rise in unemployment has been driven by multiple factors including slowdowns in commercial industries as well as a continued lower activity in the housing and construction industries. The Company’s higher than historical levels of non-performing loans at June 30, 2012 and over the past two years can be attributed to the continued slow economy and continued high local unemployment, which have resulted in lower business revenues and increased bankruptcies. Despite these economic factors, Horizon continued to post record positive results through the first six months of 2012.

Following are some highlights of Horizon’s financial performance through the second quarter of 2012:

•

Second quarter 2012 net income was $4.9 million or $.93 diluted earnings per share, a 66% increase in diluted earnings per share compared to the same period in 2011. In addition, this represents the highest quarterly net income and diluted earnings per share in the Company’s 139-year history.

•

Horizon’s net income for the first half of 2012 was $9.5 million or $1.81 diluted earnings per share, a 72% increase in diluted earnings per share compared to the same period in 2011 and the highest six-month net income in the Company’s history.

•	Total loans increased $8.6 million during the quarter and $157.9 million over the previous twelve months to $997.1 million at June 30, 2012.

•	Net interest income, after provisions for loan losses, for the first six months of 2012 was $25.4 million compared with $19.7 million for the same period in the prior year.

•	The provision for loan losses decreased to $768,000 for the first six months of 2012 compared to $2.9 million for the same period in 2011.

•	Net charge-offs for the first six months of 2012 were $1.3 million compared to $3.4 million for the same period in 2011.

•	Total substandard loans have decreased by $21.9 million in the first six months of 2012.

•	Return on average assets was 1.31% for the second quarter of 2012 and 1.27% for the first six months of 2012.

•	Return on average common equity was 16.43% for the second quarter of 2012 and 16.13% for the first six months of 2012.

•	The merger with Heartland Bancshares, Inc (“Heartland”) based in Franklin, Indiana closed on July 17, 2012.

•	Horizon’s tangible book value per share rose to $22.22 compared to $21.35 and $19.17 at March 31, 2012 and June 30, 2011, respectively.

•	Horizon Bank’s capital ratios, including Tier 1 Capital to total risk weighted assets of 12.03% as of June 30, 2012, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2011 contain a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, intangible assets, mortgage servicing rights and hedge accounting, and valuation measurements as critical accounting policies.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2012, Horizon had core deposit intangibles of $2.1 million subject to amortization and $5.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2012 was $26.30 per share compared to a book value of $23.83 per common share. Horizon reported record earnings for the twelfth consecutive year in 2011, and the first six months of 2012 were the highest first six months of net income in the Company’s history, therefore, the Company believes the below book market price relates to an overall decline in the financial industry sector, particularly as it relates to community banks, and is not specific to Horizon.

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

Financial Condition

On June 30, 2012, Horizon’s total assets were $1.6 billion, a slight increase compared to December 31, 2011.

Investment securities were comprised of the following as of:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$16,889	$17,216	$12,693	$13,022
State and municipal	131,305	141,225	135,011	143,890
Federal agency collateralized mortgage obligations	92,554	94,358	89,016	91,122
Federal agency mortgage-backed pools	172,991	179,884	173,797	179,351
Private labeled mortgage-backed pools	2,786	2,892	3,518	3,636
Corporate notes	32	40	32	24

Total available for sale investment securities	$416,557	$435,615	$414,067	$431,045

Held to maturity, State and Municipal	$6,100	$6,100	$7,100	$7,134

Investment securities increased by approximately $3.6 million compared to the end of 2011. This growth was the result of the Company deploying excess cash that was held during the first six months in cash and due from banks into investment securities.

Net loans increased $14.5 million since December 31, 2011. This increase was the result of an increase in commercial, consumer and mortgage warehouse loans of $4.2 million, $3.1 million and $7.2 million, respectively. These increases were partially offset by a decrease in real estate loans of $467,000. The increase in commercial and consumer loans is the direct result of increased calling efforts and market expansion allowing opportunities to increase Horizon’s market share within the Company’s footprint. Mortgage warehouse loans increased as a result of market expansion and refinancing activity.

Other assets decreased $2.0 million during the six months of 2012 primarily due to a $1.8 million decrease in OREO.

Total deposits increased $35.9 million during the first six months of 2012. Non-interest bearing deposit accounts increased $6.3 million due to increased calling and marketing efforts, interest bearing deposit accounts increased $96.8 million primarily due to increased municipal deposits, and time deposits decreased $67.2 million due a decrease in brokered deposits and movement of funds from consumer certificates of deposits to interest bearing deposit accounts during the first six months of 2012.

The Company’s borrowings decreased $30.2 million since December 31, 2011. At June 30, 2012, the Company had $133.0 million in short-term funds borrowed compared to $157.0 million at December 31, 2011. The Company uses short-term borrowings to fund the increase in mortgage warehouse lending when it is determined that the loan demand may fluctuate as a result of refinancing activity. In addition, the Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowing during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $130.6 million at June 30, 2012 compared to $121.5 million at December 31, 2011. The increase in stockholders’ equity during the period was the result of generating net income and an increase in accumulated other comprehensive income, net of dividends declared. At June 30, 2012, the ratio of average stockholders’ equity to average assets was 8.61% compared to 7.96% for December 31, 2011.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2012

Book value per common share at June 30, 2012 increased to $23.83 compared to $22.02 at December 31, 2011.

Results of Operations

Overview

Consolidated net income for the three-month period ended June 30, 2012 was $4.9 million, an increase of 58.8% from the $3.1 million for the same period in 2011. Earnings per common share for the three months ended June 30, 2012 increased to $0.97 basic and $0.93 diluted, compared to $0.57 basic and $0.56 diluted for the same three-month period in 2011. Dividends paid on preferred shares reduced diluted earnings per share by $0.02 and $0.05 per share for the three-month periods ended June 30, 2012 and 2011, respectively.

Consolidated net income for the six-month period ended June 30, 2012 was $9.5 million, an increase of 62.6% from the $5.9 million for the same period in 2011. Earnings per common share for the six months ended June 30, 2012 increased to $1.87 basic and $1.81 diluted, compared to $1.08 basic and $1.05 diluted for the same six-month period in 2011. Dividends paid on preferred shares reduced diluted earnings per share by $0.05 and $0.11 per share for the six-month periods ended June 30, 2012 and 2011, respectively.

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

Net interest income during the three months ended June 30, 2012 was $13.0 million, an increase of $1.5 million over the $11.5 million earned during the same period in 2011. Yields on the Company’s interest-earning assets decreased by 19 basis points to 4.79% from 4.98% for the three months ended June 30, 2012 and 2011, respectively. Interest income increased $811,000 from $15.7 million for the three months ended June 30, 2011 to $16.5 million for the same period in 2012. This increase was due to an increase in interest earning assets offset by the lower yield on new and repriced earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $387.5 million of the Company’s $522.3 million of adjustable rate loans.

Rates paid on interest-bearing liabilities decreased by 33 basis points for the three months ended June 30, 2012 compared to the same period in 2011 due to the lower interest rate environment. Interest expense decreased $732,000 from $4.2 million for the three-months ended June 30, 2011 to $3.5 million for the same period in 2012. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in yields received on the Company’s interest-earning assets the net interest margin increased 12 basis points from 3.67% for the three months ended June 30, 2011 to 3.79% for the same period in 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2012

The following are the average balance sheets for the three months ending:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$1,348	$1	0.30%	$14,529	$5	0.14%
Interest-earning deposits	1,908	1	0.21%	8,333	5	0.24%
Investment securities - taxable	349,118	2,244	2.59%	351,596	2,776	3.17%
Investment securities - non-taxable (1)	105,822	950	5.01%	112,279	1,035	5.28%
Loans receivable (2)(3)(4)	961,174	13,327	5.58%	814,581	11,891	5.86%

Total interest-earning assets (1)	1,419,370	16,523	4.79%	1,301,318	15,712	4.98%
Noninterest-earning assets
Cash and due from banks	15,913			15,476
Allowance for loan losses	(19,295)			(19,089)
Other assets	95,472			96,056

	$1,511,460			$1,393,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$924,464	$1,526	0.66%	$893,836	$2,195	0.98%
Borrowings	278,357	1,519	2.19%	224,864	1,600	2.85%
Subordinated debentures	31,446	472	6.04%	31,446	454	5.79%

Total interest-bearing liabilities	1,234,267	3,517	1.15%	1,150,146	4,249	1.48%
Noninterest-bearing liabilities
Demand deposits	133,848			115,659
Accrued interest payable and other liabilities	13,269			9,297
Shareholders’ equity	130,076			118,659

	$1,511,460			$1,393,761

Net interest income/spread		$13,006	3.64%		$11,463	3.50%

Net interest income as a percent of average interest earning assets (1)			3.79%			3.67%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans.

Net interest income during the six months ended June 30, 2012 was $26.2 million, an increase of $3.7 million over the $22.5 million earned during the same period in 2011. Yields on the Company’s interest-earning assets decreased by 9 basis points to 4.86% for the six months ended June 30, 2012 from 4.95% for the same period in 2011. Interest income increased $2.2 million from $31.1 million for the six months ended June 30, 2011 to $33.3 million for the same period in 2012. This increase was due to an increase in interest earning assets offset partially by the reduction in the yield on interest earning assets.

Rates paid on interest-bearing liabilities decreased by 34 basis points for the six months ended June 30, 2012 compared to the same period in 2011 due to the lower interest rate environment. Interest expense decreased

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2012

$1.5 million from $8.6 million for the six-months ended June 30, 2011 to $7.1 million for the same period in 2012. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities partially offset with a higher volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in yields received on the Company’s interest-earning assets the net interest margin increased 22 basis points from 3.62% for the six months ended June 30, 2011 to 3.84% for the same period in 2012.

The following are the average balance sheets for the six months ending:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$3,340	$4	0.24%	$38,740	$44	0.23%
Interest-earning deposits	2,159	2	0.19%	5,771	6	0.21%
Investment securities - taxable	346,645	4,554	2.64%	326,790	5,236	3.23%
Investment securities - non-taxable (1)(2)	106,857	1,930	5.19%	113,281	2,078	5.07%
Loans receivable (2)(3)(4)	956,701	26,859	5.65%	817,468	23,779	5.88%

Total interest-earning assets (1)	1,415,702	33,349	4.86%	1,302,050	31,143	4.95%
Noninterest-earning assets
Cash and due from banks	15,849			15,039
Allowance for loan losses	(19,355)			(19,077)
Other assets	95,986			96,513

	$1,508,182			$1,394,525

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$916,889	$3,165	0.69%	$898,635	$4,532	1.02%
Borrowings	285,981	3,038	2.14%	226,161	3,177	2.83%
Subordinated debentures	31,446	942	6.02%	31,446	904	5.80%

Total interest-bearing liabilities	1,234,316	7,145	1.16%	1,156,242	8,613	1.50%
Noninterest-bearing liabilities
Demand deposits	132,813			112,618
Accrued interest payable and other liabilities	13,387			9,390
Shareholders' equity	127,666			116,275

	$1,508,182			$1,394,525

Net interest income/spread		$26,204	3.69%		$22,530	3.45%

Net interest income as a percent of average interest earning assets (1)			3.84%			3.62%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2012

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the second quarter of 2012, a provision for loan losses of $209,000 was required to adequately fund the ALLL compared to a provision of $1.3 million for the second quarter of 2011. The 2012 second quarter provision was the lowest since the fourth quarter of 2006. Commercial loan net charge-offs during the second quarter of 2012 were $278,000, residential mortgage loan net charge-offs were $113,000, and installment loans net charge-offs were $856,000. Due to the use of specific reserves for a portion of the charge offs during both the three months and six months ending June 30, 2012, the ALLL decreased. The ALLL balance at June 30, 2012 was $18.4 million or 1.83% of total loans. This compares to an ALLL balance of $18.9 million at December 31, 2011 or 1.89% of total loans and $18.6 million at June 30, 2011 or 2.20% of total loans.

For the six months ended June 30, 2012, the provision for loan losses totaled $768,000 compared to $2.9 million in the prior year for the same period. The commercial loans portfolio was at a net recovery position of $54,000 for the first six months of 2012, real estate loans had net charge-offs of $172,000, and installment loans had net charge-offs of $1.2 million.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of June 30, 2012.

Non-performing loans totaled $20.8 million on June 30, 2012, down from $21.1 million on March 31, 2012, but up slightly from $20.6 million on June 30, 2011. As a percentage of total loans, non-performing loans were 2.09% on June 30, 2012, compared to 2.10% on March 31, 2012, but down from 2.44% on June 30, 2011. The drop in the percentage of non-performing loans to total loans is the direct result of the loan growth that occurred over the last twelve months.

Other Real Estate Owned (OREO) totaled $1.0 million on June 30, 2012, up from $803,000 on March 31, 2012, but down significantly from $4.1 million on June 30, 2011. During the quarter, eight properties with a book value of $435,000 as of March 31, 2011 were sold and seven properties with a book value of $696,000 were transferred into OREO. There was one write down of $29,000 during the quarter. On June 30, 2012, OREO was comprised of 10 properties. Of these, five totaling $599,000 were commercial loans and five totaling $427,000 were residential real estate loans. Horizon currently has contracts to sell two properties with a book value of $197,000.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2012

Other Income

The following is a summary of changes in other income:

	Three Months Ended
	June 30 2012	June 30 2011	Amount Change	Percent Change
Other income
Service charges on deposit accounts	$763	$825	$(62)	-7.5%
Wire transfer fees	213	137	76	55.5%
Interchange fees	714	639	75	11.7%
Fiduciary activities	982	932	50	5.4%
Gain on sale of securities	—	365	(365)	-100.0%
Gain on sale of mortgage loans	3,411	1,308	2,103	160.8%
Mortgage servicing net of impairment	170	99	71	71.7%
Increase in cash surrender value of bank owned life insurance	235	211	24	11.4%
Other income	67	(68)	135	198.5%

Total other income	$6,555	$4,448	$2,107	47.4%

Service charges on deposit accounts were $62,000 lower during the second quarter of 2012 compared to the same period in 2011 primarily due to the regulatory changes on overdraft fees. The residential mortgage loan activity during the second quarter of 2012 generated $3.4 million of income from the gain on sale of mortgage loans, up $2.1 million from the same period in 2011. This increase was primarily due to more favorable pricing on loans sold and additional volume. Loans originated for sale during the second quarter of 2012 were $98.3 million compared to $43.9 million for the same period in 2011.

	Six Months Ended
	June 30 2012	June 30 2011	Amount Change	Percent Change
Other income
Service charges on deposit accounts	$1,475	$1,620	$(145)	-9.0%
Wire transfer fees	395	245	150	61.2%
Interchange fees	1,342	1,184	158	13.3%
Fiduciary activities	1,957	1,895	62	3.3%
Gain on sale of securities	—	639	(639)	-100.0%
Gain on sale of mortgage loans	5,685	1,841	3,844	208.8%
Mortgage servicing net of impairment	260	863	(603)	-69.9%
Increase in cash surrender value of bank owned life insurance	460	416	44	10.6%
Other income	123	59	64	108.5%

Total other income	$11,697	$8,762	$2,935	33.5%

Service charges on deposit accounts were $145,000 lower during the first six months of 2012 compared to the same period in 2011 due to the regulatory changes on overdraft fees. Wire transfer fees and interchange fees increased $150,000 and $158,000, respectively, during the first half of 2012 compared to the same six-month period in 2011 due to increased activity. The residential mortgage loan activity during the first six months of 2012 generated $5.7 million of income from the gain on sale of mortgage loans, up $3.8 million from the same period in 2011. This increase was primarily due to more favorable pricing on loans sold and additional volume. Loans originated for sale during the first half of 2012 were $178.6 million compared to $108.1 million for the same period in 2011. In addition, Horizon recovered $728,000 of impairment on the Company’s mortgage servicing asset and incurred a gain on the sale of securities of $639,000 during the first half of 2011 compared to $64,000 of impairment recovery and $0 gain on sales of securities for the same period in 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2012

Other Expense

The following is a summary of changes in other expense:

	Three Months Ended
	June 30	June 30	Amount	Percent
	2012	2011	Change	Change
Other expense
Salaries	$4,206	$3,786	$420	11.1%
Commission and bonuses	1,120	719	401	55.8%
Employee benefits	1,213	965	248	25.7%
Net occupancy expenses	976	1,039	(63)	-6.1%
Data processing	603	494	109	22.1%
Professional fees	583	331	252	76.1%
Outside services and consultants	526	386	140	36.3%
Loan expense	866	694	172	24.8%
FDIC deposit insurance	250	303	(53)	-17.5%
Other losses	162	246	(84)	-34.1%
Other expenses	1,675	1,524	151	9.9%

Total other expense	$12,180	$10,487	$1,693	16.1%

Total other expenses were $1.7 million higher in the second quarter of 2012 compared to the second quarter of 2011. Salaries, commissions and bonuses, and employee benefits increased $1.1 million compared to the same quarter in 2011. This increase is the result of annual merit pay increases, increase in staff and higher commission and bonus expense based on the second quarter performance for 2012. Included in the second quarter of 2012’s data processing, professional fees, outside services and consultants and other expenses was $332,000 of transaction costs related to the Heartland merger. The increase in loan expense during the second quarter of 2012 compared to the prior year was related to an increase in loan volume.

	Six Months Ended
	June 30 2012	June 30 2011	Amount Change	Percent Change
Other expense
Salaries	$8,140	$7,534	$606	8.0%
Commission and bonuses	1,966	1,216	750	61.7%
Employee benefits	2,396	2,081	315	15.1%
Net occupancy expenses	2,030	2,120	(90)	-4.2%
Data processing	1,129	901	228	25.3%
Professional fees	1,117	680	437	64.3%
Outside services and consultants	997	767	230	30.0%
Loan expense	1,568	1,456	112	7.7%
FDIC deposit insurance	507	690	(183)	-26.5%
Other losses	192	277	(85)	-30.7%
Other expenses	3,298	3,023	275	9.1%

Total other expense	$23,340	$20,745	$2,595	12.5%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2012

Total other expenses were $2.6 million higher in the first six months of 2012 compared to the same period in 2011. Salaries, commissions and bonuses, and employee benefits increased $1.7 million compared to the same period in 2011. This increase is the result of annual merit pay increases, increase in staff and higher commission and bonus expense based on the first six months of performance for 2012. Included in the first half of 2012’s data processing, professional fees, outside services and consultants and other expenses was $500,000 of transaction costs related to the Heartland merger. The increase in loan expense during the first half of 2012 compared to the prior year was related to an increase in loan volume. FDIC deposit insurance expense decreased during the first half of 2012 compared to 2011 as the assessment calculation has resulted in lower expense for the Company.

Income Taxes

Income tax expense for the second quarter of 2012 was $2.3 million compared to $999,000 of tax expense for the second quarter of 2011. The effective tax rate for the second quarter of 2012 was 31.5% compared to 24.4% in 2011. The increase in the effective tax rate is primarily due to higher income before income tax for the second quarter of 2012 compared to the same period in 2011 with a similar level of tax exempt income.

Income tax expense for the first half of 2012 was $4.3 million compared to $1.8 million of tax expense for the first half of 2011. The effective tax rate for the first half of 2012 was 31.0% compared to 23.6% in 2011. The increase in the effective tax rate is primarily due to higher income before income tax for the first half of 2012 compared to the same period in 2011 with a similar level of tax exempt income.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2012, cash and cash equivalents increased by approximately $3.3 million. At June 30, 2012, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $295.2 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $288.7 million at December 31, 2011 and $304.6 million at June 30, 2011.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2012. Stockholders’ equity totaled $130.6 million as of June 30, 2012, compared to $121.5 million as of December 31, 2011. At June 30, 2012, the ratio of average stockholders’ equity to average assets was 8.61% compared to 7.96% at December 31, 2011. Horizon’s capital increased during the six months as a result of increased earnings and an increase in accumulated other comprehensive income, net of dividends declared and the amortization of unearned compensation.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending June 30, 2012, the dividend cost was approximately $106,000, or 3.4% annualized. For the third quarter of 2012, the dividend cost will be approximately $62,500, or 2.0% annualized, and for the fourth quarter of 2012, the dividend cost will be approximately $208,000, or 5.0% annualized. The increase in the fourth quarter’s dividend cost was due to the reduction of small business loans during the first quarter of 2012, the measurement period for the fourth quarter’s dividend cost, primarily due to the Company’s reduction in substandard loans which were small business loans. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital.

Horizon declared common stock dividends in the amount of $0.26 per share during the first six months of 2012 compared to $0.23 for the same period of 2011. The dividend payout ratio (dividends as a percent of basic earnings per share) was 13.9% and 21.1% for the first six months of 2012 and 2011, respectively. For additional information regarding dividend, see Horizon’s Annual Report on Form 10-K for 2011.

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

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2012, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2012, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II—Other Information

For the Three and Six Months Ended June 30, 2012

ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10-K for 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II—Other Information

For the Three and Six Months Ended June 30, 2012

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: August 8, 2012	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 8, 2012	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files*	Attached

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.