Form 10-Q
period 2012-09-30
HORIZON BANCORP /IN/
filed 2012-11-08
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,693,741 shares of Common Stock, no par value, at November 8, 2012.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 30 2012 (Unaudited)	December 31 2011
Assets
Cash and due from banks	$41,562	$20,447
Investment securities, available for sale	497,704	431,045
Investment securities, held to maturity	6,100	7,100
Loans held for sale	18,163	14,090
Loans, net of allowance for loan losses of $18,568 and $18,882	1,136,480	964,311
Premises and equipment	40,297	34,665
Federal Reserve and Federal Home Loan Bank stock	13,333	12,390
Goodwill	19,748	5,910
Other intangible assets	4,295	2,292
Interest receivable	8,248	6,671
Cash value life insurance	34,929	30,190
Other assets	25,917	18,051

Total assets	$1,846,776	$1,547,162

Liabilities
Deposits
Non-interest bearing	$211,935	$130,673
Interest bearing	1,095,036	879,192

Total deposits	1,306,971	1,009,865
Borrowings	333,150	370,111
Subordinated debentures	32,282	30,676
Interest payable	579	596
Other liabilities	17,932	14,449

Total liabilities	1,690,914	1,425,697

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value Authorized, 1,000,000 Series B shares Issued 12,500 and 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 8,685,490 and 7,450,794 shares Outstanding, 8,617,735 and 7,421,544 shares	—	—
Additional paid-in capital	31,894	11,736
Retained earnings	101,267	89,387
Accumulated other comprehensive income	10,201	7,842

Total stockholders’ equity	155,862	121,465

Total liabilities and stockholders’ equity	$1,846,776	$1,547,162

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended September 30		Three Months Ended September 30
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Interest Income
Loans receivable	$15,527	$12,481	$42,386	$36,260
Investment securities
Taxable	2,178	2,542	6,738	7,828
Tax exempt	1,014	988	2,944	3,066

Total interest income	18,719	16,011	52,068	47,154

Interest Expense
Deposits	1,638	1,978	4,803	6,510
Borrowed funds	1,597	1,583	4,635	4,760
Subordinated debentures	485	459	1,427	1,363

Total interest expense	3,720	4,020	10,865	12,633

Net Interest Income	14,999	11,991	41,203	34,521
Provision for loan losses	1,041	1,564	1,809	4,444

Net Interest Income after Provision for Loan Losses	13,958	10,427	39,394	30,077

Other Income
Service charges on deposit accounts	1,002	802	2,477	2,422
Wire transfer fees	248	167	643	412
Interchange fees	885	721	2,227	1,905
Fiduciary activities	971	1,016	2,928	2,911
Gain on sale of securities	2	1,115	2	1,754
Gain on sale of mortgage loans	4,436	2,145	10,121	3,986
Mortgage servicing income net of impairment	(355)	(172)	(95)	691
Increase in cash value of bank owned life insurance	300	245	760	661
Death benefit on officer life insurance	—	453	—	453
Other income	221	46	344	105

Total other income	7,710	6,538	19,407	15,300

Other Expenses
Salaries and employee benefits	7,905	6,081	20,407	16,912
Net occupancy expenses	1,186	1,056	3,216	3,176
Data processing	754	549	1,883	1,450
Professional fees	366	359	1,483	1,039
Outside services and consultants	624	454	1,621	1,221
Loan expense	1,311	820	2,879	2,276
FDIC insurance expense	291	254	798	944
Other losses	309	1,088	501	1,365
Other expenses	2,094	1,652	5,392	4,675

Total other expenses	14,840	12,313	38,180	33,058

Income Before Income Tax	6,828	4,652	20,621	12,319
Income tax expense	1,978	1,235	6,248	3,044

Net Income	4,850	3,417	14,373	9,275
Preferred stock dividend and discount accretion	(63)	(710)	(325)	(1,263)

Net Income Available to Common Shareholders	$4,787	$2,707	$14,048	$8,012

Basic Earnings Per Share	$0.56	$0.37	$1.81	$1.08
Diluted Earnings Per Share	0.54	0.36	1.75	1.05

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net Income	$4,850	$3,417	$14,373	$9,275

Other Comprehensive Income
Change in fair value of derivative instruments, net of taxes of $(92) and $(317) for three and nine months ended 2012 and $(1,051) and $(1,221), for three and nine months ended 2011, respectively	(170)	(1,951)	(589)	(2,268)
Unrealized appreciation on available-for-sale securities, net of taxes of $860 and $1,588, for three and nine months ended 2012 and $1,856 and $4,852 for the three and nine months ended 2011, respectively	1,597	3,447	2,949	9,011
Less: reclassification adjustment for realized gains included in net income, net of taxes of $1 for three and nine months ended 2012, and $390 and $614, for three and nine months ended 2011, respectively	1	725	1	1,140

	1,426	771	2,359	5,603

Comprehensive Income	$6,276	$4,188	$16,732	$14,878

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2012	$12,500	$11,736	$89,387	$7,842	$121,465
Net income			14,373		14,373
Other comprehensive income, net of tax				2,359	2,359
Amortization of unearned compensation		124			124
Issuance of restricted shares		115			115
Exercise of stock options		226			226
Stock option expense		25			25
Stock issued from acquisition		19,668			19,668
Cash dividends on preferred stock			(325)		(325)
Cash dividends on common stock ($.27 per share)			(2,168)		(2,168)

Balances, September 30, 2012	$12,500	$31,894	$101,267	$10,201	$155,862

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2012 (Unaudited)	2011 (Unaudited)
Operating Activities
Net income	$14,373	$9,275
Items not requiring (providing) cash
Provision for loan losses	1,809	4,444
Depreciation and amortization	1,988	1,868
Share based compensation	25	27
Mortgage servicing rights impairment (recovery)	369	(464)
Premium amortization on securities available for sale, net	2,387	1,612
Gain on sale of investment securities	(2)	(1,754)
Gain on sale of mortgage loans	(10,121)	(3,986)
Proceeds from sales of loans	293,909	178,239
Loans originated for sale	(283,788)	(174,253)
Change in cash value of life insurance	(727)	236
(Gain) loss on sale of other real estate owned	(5)	126
Net change in
Interest receivable	(757)	(132)
Interest payable	(107)	(199)
Other assets	217	(1,590)
Other liabilities	(2,112)	1,416

Net cash provided by operating activities	17,458	14,865

Investing Activities
Purchases of securities available for sale	(96,713)	(170,689)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	92,734	134,583
Purchase of securities held to maturity	—	(2,437)
Proceeds from maturities of securities held to maturity	4,177	1,400
(Purchase) proceeds from the sale of Federal Home Loan Bank stock	—	1,274
Net change in loans	(66,596)	(44,766)
Proceeds on the sale of OREO and repossessed assets	2,661	2,008
Purchases of premises and equipment	(4,520)	(1,548)
Purchases of bank owned life insurance	—	(3,000)
Acquisition of Heartland	26,283	—

Net cash used in by investing activities	(41,974)	(83,175)

Financing Activities
Net change in
Deposits	85,861	4,251
Borrowings	(38,078)	75,423
Redemption of preferred stock	—	(18,750)
Issuance of preferred stock	—	12,500
Proceeds from issuance of stock	341	115
Tax benefit from issuance of stock	—	8
Dividends paid on common shares	(2,168)	(1,728)
Dividends paid on preferred shares	(325)	(730)

Net cash provided by financing activities	45,631	71,089

Net Change in Cash and Cash Equivalent	21,115	2,779
Cash and Cash Equivalents, Beginning of Period	20,447	15,683

Cash and Cash Equivalents, End of Period	$41,562	$18,462

Additional Cash Flows Information
Interest paid	$10,882	$12,832
Income taxes paid	3,925	2,100
Transfer of loans to other real estate owned	3,486	4,273

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2012 and September 30, 2011 are not necessarily indicative of the operating results for the full year of 2012 or 2011. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2011 filed with the Securities and Exchange Commission on March 12, 2012. The consolidated condensed balance sheet of Horizon as of December 31, 2011 has been derived from the audited balance sheet as of that date.

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

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$4,850	$3,417	$14,373	$9,275
Less: Preferred stock dividends and accretion of discount	63	710	325	1,263

Net income available to common shareholders	$4,787	$2,707	$14,048	$8,012

Weighted average common shares outstanding(1)(2)	8,503,475	7,414,043	7,758,537	7,402,300

Basic earnings per share	$0.56	$0.37	$1.81	$1.08

Diluted earnings per share
Net income available to common shareholders	$4,787	$2,707	$14,048	$8,012

Weighted average common shares outstanding(1)(2)	8,503,475	7,414,043	7,758,537	7,402,300
Effect of dilutive securities:
Warrants	269,432	163,325	231,038	167,668
Restricted stock	30,971	4,399	19,317	13,676
Stock options	34,782	14,803	26,105	15,307

Weighted average shares outstanding	8,838,659	7,596,569	8,034,996	7,598,950

Diluted earnings per share	$0.54	$0.36	$1.75	$1.05

(1)	Adjusted for 3:2 stock split announced on October 16, 2012 payable November 9, 2012
(2)	Includes average shares issued for the Heartland acquisition for the three and nine months ending September 30, 2012

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

At September 30, 2012 and 2011, there were no shares and 66,551 for the three months ended and 12,750 shares and 73,359 shares for the nine months ended, respectively that were not included in the computation of diluted earnings per share because they were non-dilutive.

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2011 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2011 consolidated financial statements to be comparable to 2012. These reclassifications had no effect on net income.

Note 2 – Acquisition

On July 17, 2012 Horizon closed its acquisition of Heartland Bancshares, Inc. and Horizon Bank N.A.’s acquisition of Heartland Community Bank, through mergers effective July 17, 2012. Under the final terms of the acquisition, the exchange ratio was 0.54 shares of Horizon’s common stock for each share of Heartland common stock outstanding. Heartland shares outstanding at the closing were 1,442,449, and the shares of HBNC common stock issued to Heartland shareholders totaled 778,922. Horizon’s stock price was $25.25 per share at the close of business on July 17, 2012. Based upon these numbers, the total value of the consideration, including the retirement of TARP, for the acquisition was $26.9 million. For the nine months ended September 30, 2012, the Company had approximately $1.5 million is costs related to the acquisition. These expenses are classified in the other expense section of the income statement primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Under the purchase method of accounting, the total estimated purchase price is allocated to Heartland’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary purchase price for the Heartland acquisition is allocated as follows (in thousands):

ASSETS		LIABILITIES
Cash and due from banks	$33,531	Deposits
Investment securities, available for sale	63,707	Non-interest bearing	$59,350
		NOW accounts	42,681
Commercial	70,343	Savings and money market	61,465
Residential mortgage	20,838	Certificates of deposits	47,749

Consumer	23,423	Total deposits	211,245

Total loans	114,604
		Borrowings	1,186
Premises and equipment	2,647	Subordinated debentures	1,537
FRB and FHLB stock	943	Interest payable	90
Goodwill	13,838	Other liabilities	4,670
Core deposit intangible	2,332
Interest receivable	820
Cash value life insurance	4,012
Other assets	9,210

Total assets purchased	$245,644	Total liabilities assumed	$218,728

Common shares issued	$19,668
Retirement of TARP preferred shares	7,248

Total estimated purchase price	$26,916

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total estimated purchase price of $26.9 million, $2.3 million has been allocated to core deposit intangible. Additionally, $13.8 million has been allocated to goodwill and $10.8 million of the purchase price is deductible and was assigned to the business assets. The core deposit intangible will be amortized over seven years on a straight line basis.

The Company acquired loans in the acquisition and the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The Company acquired the $131.1 million loan portfolio at a fair value discount of $16.5 million. The performing portion of the portfolio, $95.4 million, had an estimated fair value or $91.6 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20.

Preliminary estimates of certain loans, those for which specific credit-related deterioration, since origination, was identified are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Many of the acquired loans deemed impaired and considered collateral dependent, with the timing of a sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 (formerly Statement of Position “SOP” 03-3) as of July 17, 2012.

Contractually required principal and interest at acquisition	$35,574
Contractual cash flows not expected to be collected (nonaccretable differences)	9,747

Expected cash flows at acquisition	25,827
Interest component of expected cash flows (accretable discount)	2,886

Fair value of acquired loans accounted for under ASC 310-30	$22,941

Pro-forma statements were determined to be impracticable due to the materiality of the transaction.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$46,982	$394	$—	$47,376
State and municipal	163,407	11,476	(62)	174,821
Federal agency collateralized mortgage obligations	97,534	1,621	(114)	99,041
Federal agency mortgage-backed pools	166,029	8,114	(6)	174,137
Private labeled mortgage-backed pools	2,207	81	—	2,288
Corporate notes	32	9	—	41

Total available for sale investment securities	$476,191	$21,695	$(182)	$497,704

Held to maturity, State and Municipal	$6,100	$—	$—	$6,100

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$12,693	$329	$—	$13,022
State and municipal	135,011	8,950	(71)	143,890
Federal agency collateralized mortgage obligations	89,016	2,106	—	91,122
Federal agency mortgage-backed pools	173,797	5,669	(115)	179,351
Private labeled mortgage-backed pools	3,518	118	—	3,636
Corporate notes	32	—	(8)	24

Total available for sale investment securities	$414,067	$17,172	$(194)	$431,045

Held to maturity, State and Municipal	$7,100	$34	$—	$7,134

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2012, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2012.

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$4,232	$4,245	$931	$940
One to five years	45,096	46,420	30,796	31,910
Five to ten years	97,217	102,990	51,476	55,053
After ten years	63,876	68,583	64,533	69,033

	210,421	222,238	147,736	156,936
Federal agency collateralized mortgage obligations	97,534	99,041	89,016	91,122
Federal agency mortgage-backed pools	166,029	174,137	173,797	179,351
Private labeled mortgage-backed pools	2,207	2,288	3,518	3,636

Total available for sale investment securities	$476,191	$497,704	$414,067	$431,045

Held to maturity
Within one year	$6,100	$6,100	$7,100	$7,134
One to five years	—	—	—	—

Total held to maturity investment securities	$6,100	$6,100	$7,100	$7,134

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$9,535	$(62)	$—	$—	$9,535	$(62)
Federal agency collateralized mortgage obligations	19,284	(114)	—	—	19,284	(114)
Federal agency mortgage-backed pools	4,479	(6)	—	—	4,479	(6)

Total temporarily impaired securities	$33,298	$(182)	$—	$—	$33,298	$(182)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,550	$(44)	$1,948	$(27)	$3,498	$(71)
Federal agency mortgage-backed pools	23,442	(115)	23	—	23,465	(115)
Corporate notes	24	(8)	—	—	24	(8)

Total temporarily impaired securities	$25,016	$(167)	$1,971	$(27)	$26,987	$(194)

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Sales of securities available for sale (Unaudited)
Proceeds	$14,991	$153,299	$14,991	$170,689
Gross gains	3	1,115	3	1,754
Gross losses	(1)	—	(1)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	September 30 2012	December 31 2011
Commercial
Working capital and equipment	$193,671	$170,325
Real estate, including agriculture	242,212	172,910
Tax exempt	4,719	3,818
Other	6,812	5,323

Total	447,414	352,376

Real estate
1–4 family	172,770	153,039
Other	3,783	4,102

Total	176,553	157,141

Consumer
Auto	137,490	134,686
Recreation	5,005	4,737
Real estate/home improvement	30,905	27,729
Home equity	105,960	92,249
Unsecured	4,435	3,183
Other	3,053	2,793

Total	286,848	265,377

Mortgage warehouse	244,233	208,299

Total loans	1,155,048	983,193
Allowance for loan losses	(18,568)	(18,882)

Loans, net	$1,136,480	$964,311

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves larger loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type, and are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

Mortgage Warehousing

Horizon’s mortgage warehouse lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with a pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with a pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company, the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold, and no costs are deferred due to the term between each loan funding and related payoff, which is typically less than 30 days.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

September 30, 2012	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$168,015	$614	$20	$168,649
Non owner occupied real estate	187,953	547	55	188,555
Residential spec homes	1,130	2	—	1,132
Development & spec land loans	6,645	19	—	6,664
Commercial and industrial	83,589	390	7	83,986

Total commercial	447,332	1,572	82	448,986
Residential mortgage	164,720	646	91	165,457
Residential construction	11,742	19	—	11,761
Mortgage warehouse	244,233	427	—	244,660

Total real estate	420,695	1,092	91	421,878
Direct installment	30,247	116	(346)	30,017
Direct installment purchased	518	—	—	518
Indirect installment	128,502	373	—	128,875
Home equity	128,671	620	(744)	128,547

Total consumer	287,938	1,109	(1,090)	287,957

Total loans	1,155,965	3,773	(917)	1,158,821
Allowance for loan losses	(18,568)	—	—	(18,568)

Net loans	$1,137,397	$3,773	$(917)	$1,140,253

December 31, 2011	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$131,893	$383	$30	$132,306
Non owner occupied real estate	142,269	360	94	142,723
Residential spec homes	3,574	6	—	3,580
Development & spec land loans	8,739	16	—	8,755
Commercial and industrial	65,774	169	3	65,946

Total commercial	352,249	934	127	353,310
Residential mortgage	150,893	513	68	151,474
Residential construction	6,181	8	—	6,189
Mortgage warehouse	208,299	427	—	208,726

Total real estate	365,373	948	68	366,389
Direct installment	24,252	94	(360)	23,986
Direct installment purchased	981	—	—	981
Indirect installment	127,751	420	(56)	128,115
Home equity	113,561	559	(752)	113,368

Total consumer	266,545	1,073	(1,168)	266,450

Total loans	984,167	2,955	(973)	986,149
Allowance for loan losses	(18,882)	—	—	(18,882)

Net loans	$965,285	$2,955	$(973)	$967,267

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 5 – Allowance for Loan Losses

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Balance at beginning of the period	$18,374	$18,586	$18,882	$19,064
Loans charged-off:
Commercial
Owner occupied real estate	92	65	95	189
Non owner occupied real estate	81	196	109	310
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	221	17	548	227

Total commercial	394	278	752	726
Real estate
Residential mortgage	247	86	451	837
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	247	86	451	837
Consumer
Direct Installment	90	78	261	480
Direct Installment Purchased	—	—	—	—
Indirect Installment	313	494	922	1,280
Home Equity	123	359	1,010	1,888

Total consumer	526	931	2,193	3,648

Total loans charged-off	1,167	1,295	3,396	5,211
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	—	—	352	18
Non owner occupied real estate	—	—	7	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	61	9	114	14

Total commercial	61	9	473	32
Real estate
Residential mortgage	42	—	74	10
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	42	—	74	10
Consumer
Direct Installment	28	16	63	83
Direct Installment Purchased	—	—	—	—
Indirect Installment	173	179	563	568
Home Equity	16	51	100	120

Total consumer	217	246	726	771

Total loan recoveries	320	255	1,273	813

Net loans charged-off	847	1,040	2,123	4,398

Provision charged to operating expense
Commercial	625	1,341	320	1,290
Real estate	254	815	900	968
Consumer	162	(592)	589	2,186

Total provision charged to operating expense	1,041	1,564	1,809	4,444

Balance at the end of the period	$18,568	$19,110	$18,568	$19,110

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

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down or specific allocation of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due. Pursuant to such guidelines, the Company also charges-off unsecured open-end loans when the loan is 90 days past due, and charges down to the net realizable value other secured loans when they are 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection in full will occur regardless of delinquency status, are not charged off.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

September 30, 2012	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,403	$—	$—	$—	$2,403
Collectively evaluated for impairment	5,655	2,974	1,716	5,820	16,165

Total ending allowance balance	$8,058	$2,974	$1,716	$5,820	$18,568

Loans:
Individually evaluated for impairment	$12,865	$—	$—	$—	$12,865
Collectively evaluated for impairment	436,121	177,218	244,660	287,957	1,145,956

Total ending loans balance	$448,986	$177,218	$244,660	$287,957	$1,158,821

December 31, 2011	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,136	$—	$—	$—	$2,136
Collectively evaluated for impairment	5,881	2,472	1,695	6,698	16,746

Total ending allowance balance	$8,017	$2,472	$1,695	$6,698	$18,882

Loans:
Individually evaluated for impairment	$7,960	$—	$—	$—	$7,960
Collectively evaluated for impairment	345,350	157,663	208,726	266,450	978,189

Total ending loans balance	$353,310	$157,663	$208,726	$266,450	$986,149

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Non-performing Loans and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

September 30, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$3,887	$—	$1,472	$—	$5,359
Non owner occupied real estate	3,754	—	375	—	4,129
Residential development	—	—	—	—	—
Development & Spec Land Loans	789	—	—	—	789
Commercial and industrial	492	9	801	—	1,302

Total commercial	8,922	9	2,648	—	11,579
Real estate
Residential mortgage	4,266	57	2,361	1,857	8,541
Residential construction	—	—	—	292	292
Mortgage warehouse	—	—	—	—	—

Total real estate	4,266	57	2,361	2,149	8,833
Consumer
Direct Installment	97	1	—	—	98
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	923	42	—	—	965
Home Equity	1,679	—	52	832	2,563

Total Consumer	2,699	43	52	832	3,626

Total	$15,887	$109	$5,061	$2,981	$24,038

December 31, 2011	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,515	$—	$—	$—	$2,515
Non owner occupied real estate	3,970	—	152	—	4,122
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	—	—	—	90
Commercial and industrial	330	—	901	—	1,231

Total commercial	6,905	—	1,053	—	7,958
Real estate
Residential mortgage	4,550	—	1,120	2,389	8,059
Residential construction	144	—	—	293	437
Mortgage warehouse	—	—	—	—	—

Total real estate	4,694	—	1,120	2,682	8,496
Consumer
Direct Installment	256	1	—	—	257
Direct Installment Purchased	—	4	—	—	4
Indirect Installment	926	29	—	—	955
Home Equity	1,587	3	25	858	2,473

Total Consumer	2,769	37	25	858	3,689

Total	$14,368	$37	$2,198	$3,540	$20,143

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Operating Officer or the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

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

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including TDRs, are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2012, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2012, the Company had $8.4 million in TDRs and $3.4 million were performing according to the restructured terms. The financial statement impact of non-performing TDRs was not material for the three and nine months ending September 30, 2012. There was $1.3 million of specific reserves allocated to TDRs at September 30, 2012 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructuring during the nine months ended September 30, 2012 and 2011, segregated by class, are shown in the table below.

	September 30, 2012		September 30, 2011
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	3	$1,472	—	$—
Non owner occupied real estate	3	637	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	1	841

Total commercial	6	2,109	1	841

Real estate
Residential mortgage	1	582	2	174
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	1	582	2	174

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	—	—	8	724

Total Consumer	—	—	8	724

Total	7	$2,691	11	$1,739

Troubled debt restructured loans which had payment defaults during the nine months ended September 30, 2012 and 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

	September 30, 2012		September 30, 2011
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	3	$1,473	—	$—
Non owner occupied real estate	2	261	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	2	361

Total commercial	5	1,734	2	361

Real estate
Residential mortgage	2	677	2	1,143
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	2	677	2	1,143

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	—	—	2	65

Total Consumer	—	—	2	65

Total	7	$2,411	6	$1,569

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Nine Months Ending
September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,457	$4,460	$—	$3,810	$—	$1,978	$3
Non owner occupied real estate	2,521	2,542	—	2,429	70	1,920	72
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	131	131	—	109	(0)	37	—
Commercial and industrial	456	471	—	382	—	129	—

Total commercial	7,565	7,604	—	6,730	69	4,064	75

With an allowance recorded
Commercial
Owner occupied real estate	903	903	450	910	(0)	1,109	1
Non owner occupied real estate	2,938	2,938	1,065	2,943	—	2,843	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	658	658	615	660	—	523	6
Commercial and industrial	801	801	273	801	—	807	—

Total commercial	5,300	5,300	2,403	5,314	(0)	5,282	7

Total	$12,865	$12,904	$2,403	$12,044	$69	$9,346	$82

				Three Months Ending		Nine Months Ending
September 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Interest Income Recognized	Average Balance in Impaired Loans	Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,315	$1,314	$—	$1,224	$31	$856	$32
Non owner occupied real estate	2,403	2,625	—	1,683	85	985	89
Residential development	—	—	—	—	—	9	—
Development & Spec Land Loans	—	111	—	—	—	69	—
Commercial and industrial	1,154	1,156	—	1,091	47	1,099	47

Total commercial	4,872	5,206	—	3,998	163	3,018	168

With an allowance recorded
Commercial
Owner occupied real estate	1,420	1,420	460	1,449	—	1,234	—
Non owner occupied real estate	5,499	5,538	996	4,943	—	4,859	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	90	90	125	90	—	179	—
Commercial and industrial	234	308	225	284	—	393	—

Total commercial	7,243	7,356	1,806	6,766	—	6,665	—

Total	$12,115	$12,562	$1,806	$10,764	$163	$9,683	$168

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

September 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$1,008	$110	$—	$1,118	$166,897	$168,015
Non owner occupied real estate	—	123	—	123	187,830	187,953
Residential development	—	—	—	—	1,130	1,130
Development & Spec Land Loans	—	—	—	—	6,645	6,645
Commercial and industrial	433	2,373	9	2,815	80,774	83,589

Total commercial	1,441	2,606	9	4,056	443,276	447,332

Real estate
Residential mortgage	1,300	197	57	1,554	163,166	164,720
Residential construction	—	—	—	—	11,742	11,742
Mortgage warehouse	—	—	—	—	244,233	244,233

Total real estate	1,300	197	57	1,554	419,141	420,695

Consumer
Direct Installment	162	243	1	406	29,841	30,247
Direct Installment Purchased	—	—	—	—	518	518
Indirect Installment	1,124	101	42	1,267	127,235	128,502
Home Equity	1,038	139	—	1,177	127,494	128,671

Total consumer	2,324	483	43	2,850	285,088	287,938

Total	$5,065	$3,286	$109	$8,460	$1,147,505	$1,155,965

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$89	$168	$—	$257	$131,636	$131,893
Non owner occupied real estate	228	—	—	228	142,041	142,269
Residential development	—	—	—	—	3,574	3,574
Development & Spec Land Loans	—	—	—	—	8,739	8,739
Commercial and industrial	34	22	—	56	65,718	65,774

Total commercial	351	190	—	541	351,708	352,249

Real estate
Residential mortgage	411	—	—	411	150,482	150,893
Residential construction	—	—	—	—	6,181	6,181
Mortgage warehouse	—	—	—	—	208,299	208,299

Total real estate	411	—	—	411	364,962	365,373

Consumer
Direct Installment	164	22	1	187	24,065	24,252
Direct Installment Purchased	7	14	4	25	956	981
Indirect Installment	1,333	335	29	1,697	126,054	127,751
Home Equity	363	92	3	458	113,103	113,561

Total consumer	1,867	463	37	2,367	264,178	266,545

Total	$2,629	$653	$37	$3,319	$980,848	$984,167

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

For real estate and consumer loans, Horizon uses a grading system based on delinquency. Loans that are 90 days or more past due, on non-accrual, or are classified as a TDR are graded “Substandard.” After being 90 days delinquent a loan is charged off unless it is well secured and in the process of collection. If the latter case exists, the loan is placed on non-accrual. Occasionally a mortgage loan may be graded as “Special Mention.” When this situation arises, it is because the characteristics of the loan and the borrower fit the definition of a Risk Grade 5 described below, which is normally used for grading commercial loans. Loans not graded Substandard are considered Pass.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$137,121	$8,826	$17,632	$4,436	$168,015
Non owner occupied real estate	153,131	20,694	13,008	1,120	187,953
Residential development	434	—	696	—	1,130
Development & Spec Land Loans	3,637	251	2,627	130	6,645
Commercial and industrial	74,279	4,339	4,715	256	83,589

Total commercial	368,602	34,110	38,678	5,942	447,332

Real estate
Residential mortgage	156,179	—	8,541	—	164,720
Residential construction	11,450	—	292	—	11,742
Mortgage warehouse	244,233	—	—	—	244,233

Total real estate	411,862	—	8,833	—	420,695

Consumer
Direct Installment	30,149	—	98	—	30,247
Direct Installment Purchased	518	—	—	—	518
Indirect Installment	127,537	—	965	—	128,502
Home Equity	126,108	—	2,563	—	128,671

Total Consumer	284,312	—	3,626	—	287,938

Total	$1,064,776	$34,110	$51,137	$5,942	$1,155,965

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$107,155	$4,101	$20,637	$—	$131,893
Non owner occupied real estate	118,446	11,423	12,400	—	142,269
Residential development	1,677	529	1,368	—	3,574
Development & Spec Land Loans	3,778	860	4,101	—	8,739
Commercial and industrial	55,964	3,012	6,798	—	65,774

Total commercial	287,020	19,925	45,304	—	352,249

Real estate
Residential mortgage	142,834	—	8,059	—	150,893
Residential construction	5,744	—	437	—	6,181
Mortgage warehouse	208,299	—	—	—	208,299

Total real estate	356,877	—	8,496	—	365,373

Consumer
Direct Installment	23,995	—	257	—	24,252
Direct Installment Purchased	977	—	4	—	981
Indirect Installment	126,796	—	955	—	127,751
Home Equity	111,088	—	2,473	—	113,561

Total Consumer	262,856	—	3,689	—	266,545

Total	$906,753	$19,925	$57,489	$—	$984,167

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Derivative financial instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.63% on a notional amount of $30.5 million at September 30, 2012. Under these agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of the other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2012, the Company’s cash flow hedge was effective and is not expected to have a significant impact the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending activities. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings. At September 30, 2012, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective, and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $72.4 million at September 30, 2012.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2012, the Company’s fair value of these derivatives was recorded and over the next 12 months, this activity is not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative September 30, 2012		Liability Derivatives September 30, 2012
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$443	Other liabilities	$2,523
Interest rate contracts	Other Assets	2,080	Other liabilities	5,820

Total derivatives designated as hedging instruments		2,523		8,343

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,262	Other liabilities	—

Total derivatives not designated as hedging instruments		1,262		—

Total derivatives		$3,785		$8,343

	Asset Derivative December 31, 2011		Liability Derivatives December 31, 2011
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$754	Other liabilities	$2,187
Interest rate contracts	Other Assets	1,433	Other liabilities	4,914

Total derivatives designated as hedging instruments		2,187		7,101

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	662	Other liabilities	—

Total derivatives not designated as hedging instruments		662		—

Total derivatives		$2,849		$7,101

The effect of the derivative instruments on the consolidated statement of income for the three and nine-month periods ending is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Three Months Ended September 30		Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Nine Months Ended September 30
Derivative in cash flow hedging relationship	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Interest rate contracts	$(170)	$(1,951)	$(589)	$(2,268)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on Derivative Three Months Ended September 30		Amount of Gain (Loss) Recognized on Derivative Nine Months Ended September 30
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Interest rate contracts	Interest income - loans	$112	$394	$336	$335
Interest rate contracts	Interest income - loans	(112)	(394)	(336)	(335)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative Three Months Ended September 30		Amount of Gain (Loss) Recognized on Derivative Nine Months Ended September 30
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$320	$359	$600	$1,157

Note 8 – Disclosures about fair value of assets and liabilities

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Available-for-sale securities
U.S. Treasury and federal agencies	$47,376	$—	$47,376	$—
State and municipal	174,821	—	174,821	—
Federal agency collateralized mortgage obligations	99,041	—	99,041	—
Federal agency mortgage-backed pools	174,137	—	174,137	—
Private labeled mortgage-backed pools	2,288	—	2,288	—
Corporate notes	41	—	41	—

Total available-for-sale securities	497,704	—	497,704	—

Hedged loans	74,947	—	74,947	—
Forward sale commitments	942	—	942	—
Interest rate swap agreements	(7,969)	—	(7,969)	—
Commitments to originate loans	—	—	—	—

December 31, 2011
Available-for-sale securities
U.S. Treasury and federal agencies	$13,022	$—	$13,022	$—
State and municipal	143,890	—	143,890	—
Federal agency collateralized mortgage obligations	91,122	—	91,122	—
Federal agency mortgage-backed pools	179,351	—	179,351	—
Private labeled mortgage-backed pools	3,636	—	3,636	—
Corporate notes	24	—	24	—

Total available-for-sale securities	431,045	—	431,045	—

Hedged loans	54,362	—	—	54,362
Forward sale commitments	662	—	—	662
Interest rate swap agreements	(7,102)	—	—	(7,102)
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Transfers between levels

Transfers between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers to level:

Hedged loans	$—	$74,947	$—	(a	)
Forward sale commitments	—	942	—	(b	)
Interest rate swap agreements	—	(7,969)	—	(a	)
Commitments to originate loans	—	—	—	(b	)

Total transfers to level	$—	$67,920	$—

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs (Unaudited):

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2011	$54,362	$662	$(7,101)	$—
Total realized and unrealized gains and losses
Included in net income	(74)	(152)	74	(71)
Included in other comprehensive income, gross	—	—	563	—
Purchases, issuances, and settlements	6,114	—	—	—
Principal payments	(491)	—	—	—
Transfers out to Level 2	(59,911)	(510)	6,464	71

Ending balance September 30, 2012	$—	$—	$—	$—

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2010	$50,088	$407	$(3,415)	$—
Total realized and unrealized gains and losses
Included in net income	(410)	(126)	410	(56)
Included in other comprehensive income, gross	—	—	451	—
Purchases, issuances, and settlements	(352)	—	—	—
Principal payments	(915)	—	—	—

Ending balance March 31, 2011	48,411	281	(2,554)	(56)
Total realized and unrealized gains and losses
Included in net income	351	174	(351)	(8)
Included in other comprehensive income, gross	—	—	(941)	—
Purchases, issuances, and settlements	1,200	—	—	—
Principal payments	(344)	—	—	—

Ending balance June 30, 2011	49,618	455	(3,846)	(64)
Total realized and unrealized gains and losses
Included in net income	393	294	(393)	64
Included in other comprehensive income, gross	—	—	(3,001)	—
Purchases, issuances, and settlements	1,797	—	—	—
Principal payments	(628)	—	—	—

Ending balance September 30, 2011	$51,180	$749	$(7,240)	$—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Non Interest Income	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total gains and losses from:
Hedged loans	$112	$394	$336	$335
Fair value interest rate swap agreements	(112)	(394)	(336)	(335)
Derivative loan commitments	320	359	600	1,157

	$320	$359	$600	$1,157

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Impaired loans	$10,462	$—	$—	$10,462
Mortgage servicing rights	4,602	—	—	4,602

December 31, 2011
Impaired loans	$5,822	$—	$—	$5,822
Mortgage servicing rights	4,193	—	—	4,193

Impaired (collateral dependent): Fair value adjustments for impaired and non-accrual loans typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be timely collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Company measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property, including equipment and inventory. The value of the collateral is determined based on internal estimates as well as third-party appraisals or non-binding broker quotes. These measurements were classified as Level 3. The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals net of estimated costs to sell. Fair value adjustments on impaired loans were $2.5 million at September 30, 2012 and $2.1 million at December 31, 2011.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2012.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	10,462	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0% - 50%
Mortgage servicing rights	4,602	Discounted cashflows	Discount to reflect current market conditions	0% - 20%

Note 9 – Fair Value of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2012 and December 31, 2011. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	September 30, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$41,562	$41,562	$—	$—
Investment securities held to maturity	6,100	—	6,100	—
Loans held for sale	18,163	—	—	18,163
Loans, net	1,136,480	—	—	1,166,649
Stock in FHLB and FRB	13,333	—	13,333	—
Interest receivable	8,248	—	8,248	—

Liabilities
Non-interest bearing deposits	$211,935	$211,935	$—	$—
Interest-bearing deposits	1,095,036	—	1,108,316	—
Borrowings	333,150	—	344,884	—
Subordinated debentures	32,282	—	32,140	—
Interest payable	579	—	579	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$20,447	$20,447	$—	$—
Investment securities held to maturity	7,100	—	7,134	—
Loans held for sale	14,090	—	—	14,090
Loans, net	964,311	—	—	979,401
Stock in FHLB and FRB	12,390	—	12,390	—
Interest receivable	6,671	—	6,671	—

Liabilities
Non-interest bearing deposits	$130,673	$130,673	$—	$—
Interest-bearing deposits	879,192	—	874,160	—
Borrowings	370,111	—	398,789	—
Subordinated debentures	30,676	—	30,083	—
Interest payable	596	—	596	—

Note 10 – Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30 2012 (Unaudited)	September 30 2011 (Unaudited)	September 30 2012 (Unaudited)	September 30 2011 (Unaudited)
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$2,458	$5,303	$4,537	$13,863
Less: reclassification adjustment for gains realized in net income	2	1,115	2	1,754

	2,456	4,188	4,535	12,109
Unrealized gain (loss) on derivative instruments	(262)	(3,002)	(906)	(3,489)

Net unrealized gains	2,194	1,186	3,629	8,620
Tax effect	(768)	(415)	(1,270)	(3,017)

Other comprehensive income	$1,426	$771	$2,359	$5,603

	September 30 2012	December 31 2011
Unrealized gain on securities available for sale	$21,514	$16,978
Unrealized gain (loss) on derivative instruments	(5,820)	(4,914)
Tax effect	(5,493)	(4,222)

Total accumulated other comprehensive income	$10,201	$7,842

Note 11 – Future accounting matters

FASB Accounting Standards Update 2011-12, Comprehensive Income. In December 2011 the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

This ASU defers the changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s financial statements now include separate statements of comprehensive income and additional footnote disclosures (see Note 10 – Other Comprehensive Income).

FASB Accounting Standards Update 2012-02, Intangibles – Goodwill and Other. In July 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, bases on qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired.

This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this standard on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update 2012-04, Technical Corrections and Improvements. In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements. The amendments in this ASU make technical corrections, clarifications and limited-scope improvements to various Topics throughout the Codification.

This ASU is effective for public entities for fiscal periods beginning after December 15, 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

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

Actual results may differ materially, and adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but not limited to:

•	Changes to regulations governing bank capital and liquidity standards, including changes made pursuant to the Dodd-Frank Act and to the Basel III initiatives;

•	the use of proceeds of future offerings of securities;

•	the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates;

•	changes in competitive conditions;

•	the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

•	changes in customer borrowing, repayment, investment and deposit practices;

•	changes in fiscal, monetary and tax policies;

•	changes in financial and capital markets;

•	deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration;

•	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities;

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

For the Three and Nine Months Ended September 30, 2012

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

Horizon continues to operate in a challenging economic and banking environment. Within the Company’s primary market areas of Northwest and Central Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained elevated through the first nine months of 2012. This rise in unemployment has been driven by multiple factors including slowdowns in commercial industries as well as a continued lower activity in the housing and construction industries. The Company’s higher than historical levels of non-performing loans at September 30, 2012 and over the past two years can be attributed to the continued slow economy and continued high local unemployment, which have resulted in lower business revenues and increased bankruptcies. The acquisition of Heartland on July 17, 2012, further added to the non-performing credits. Despite these economic factors and events, Horizon has continued to post record positive results through the first nine months of 2012.

On July 17, 2012 Horizon completed the acquisition of Heartland Bancshares, Inc. and its wholly owned subsidiary, Heartland Community Bank, which was merged into Horizon Bank. Under the final terms of the acquisition, the exchange ratio was 0.54 shares of Horizon’s common stock for each outstanding share of Heartland common stock. Heartland shares outstanding at the closing were 1,442,449, and the shares of HBNC common stock issued to Heartland shareholders totaled 778,922. Horizon’s stock price was $25.25 per share at the close of business on July 17, 2012. Based upon these numbers, the total value of the consideration for the acquisition was $19.7 million.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

Following are some highlights of Horizon’s financial performance through the third quarter of 2012:

•

Horizon’s net income of $14.4 million for the first nine months of 2012 surpasses the $12.8 million earned for the entire prior year and represents the highest first nine months of net income in the Company’s history.

•	Third quarter 2012 net income was $4.9 million or $.54 diluted earnings per share, which reflects a 50% increase in diluted earnings per share compared to the same period in 2011.

•

Horizon’s net income for the first nine months of 2012 was $14.4 million or $1.75 diluted earnings per share, which reflects a 67% increase in diluted earnings per share compared to the same period in 2011.

•	On July 17, 2012 Horizon completed its acquisition of Heartland Bancshares, Inc. (“Heartland”). On that date Horizon recorded $229.5 million in assets and $218.7 million in liabilities.

•	Total loans increased $157.9 million during the quarter, consisting of $43.3 million in organic loan growth and $114.6 million net loans acquired from Heartland.

•	Total deposits increased $261.2 million during the quarter, comprising $50.0 million in organic deposit growth and $211.2 million in deposits acquired from Heartland.

•	Net interest income, after provisions for loan losses, for the first nine months of 2012 was $39.4 million compared with $30.1 million for the same period in the prior year.

•	The provision for loan losses decreased to $1.8 million for the first nine months of 2012 compared to $4.4 million for the same period in 2011.

•	Net charge-offs for the first nine months of 2012 were $2.1 million compared to $4.4 million for the same period in 2011.

•	Substandard and delinquent loans increased by $21.4 million and $4.6 million respectively over the prior quarter. The increases were primarily due to loans acquired in the Heartland merger.

•	Return on average assets was 1.09% for the third quarter of 2012 and 1.21% for the first nine months of 2012.

•	Return on average common equity was 13.96% for the third quarter of 2012 and 15.24% for the first nine months of 2012.

•	Horizon Bank’s capital ratios continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2011 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2012, Horizon had core deposit intangibles of $4.3 million subject to amortization and $19.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2012 was $19.05 per share compared to a book value of $16.64 per common share. Horizon reported record earnings for the twelfth consecutive year in 2011, and the first nine months of 2012 were the highest first nine months of net income in the Company’s history.

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

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

Financial Condition

On September 30, 2012, Horizon’s total assets were $1.8 billion, an increase of approximately $300.0 million compared to December 31, 2011. This increase was primarily due to the addition of $245.6 million in assets from the Heartland acquisition and $57.4 million in net organic loan growth during the first nine months of 2012.

Investment securities were comprised of the following as of:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$46,982	$47,376	$12,693	$13,022
State and municipal	163,407	174,821	135,011	143,890
Federal agency collateralized mortgage obligations	97,534	99,041	89,016	91,122
Federal agency mortgage-backed pools	166,029	174,137	173,797	179,351
Private labeled mortgage-backed pools	2,207	2,288	3,518	3,636
Corporate notes	32	41	32	24

Total available for sale investment securities	$476,191	$497,704	$414,067	$431,045

Held to maturity, State and Municipal	$6,100	$6,100	$7,100	$7,134

Investment securities increased by approximately $65.6 million compared to the end of 2011. This growth was primarily the result of acquiring $63.7 million of investment securities through the Heartland acquisition.

Net loans increased $172.2 million since December 31, 2011. This increase was the result of $114.6 million in net loans acquired in the Heartland acquisition and organic increases in commercial and mortgage warehouse loans of $24.7 million and $35.9 million, respectively. These organic increases were partially offset by decreases in real estate and consumer loans of $1.4 million and $2.0 million, respectively. The increase in commercial loans is the direct result of increased calling efforts and market expansion allowing opportunities to increase Horizon’s market share within the Company’s footprint. Mortgage warehouse loans increased as a result of market expansion and refinancing activity.

Total deposits increased $297.1 million during the first nine months of 2012. This increase was the result of $211.2 million in deposits acquired in the Heartland acquisition and organic increases $85.9 million. Organically, non-interest bearing deposit accounts increased $21.9 million due to increased calling and marketing efforts, interest bearing deposit accounts increased $125.0 million primarily due to increased municipal deposits, and time deposits decreased $61.0 million due a decrease in brokered deposits and movement of funds from consumer certificates of deposit to interest bearing deposit accounts during the first nine months of 2012.

The Company’s borrowings decreased $37.0 million from December 31, 2011. At September 30, 2012, the Company had $123.9 million in short-term funds borrowed compared to $157.0 million at December 31, 2011. The Company uses short-term borrowings to fund the increase in mortgage warehouse lending when it is determined that the loan demand may fluctuate as a result of refinancing activity. In addition, the Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowing during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $155.9 million at September 30, 2012 compared to $121.5 million at December 31, 2011. The increase in stockholders’ equity during the period was the result of $19.7 million from the

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

issuance of common shares in the Heartland transaction, the generation of net income and an increase in accumulated other comprehensive income, net of dividends declared. At September 30, 2012, the ratio of average stockholders’ equity to average assets was 8.45% compared to 7.96% for December 31, 2011. Book value per common share at September 30, 2012 increased to $16.64 compared to $14.68 at December 31, 2011.

Results of Operations

Overview

Consolidated net income for the three-month period ended September 30, 2012 was $4.9 million, an increase of 41.9% from the $3.4 million for the same period in 2011. Earnings per common share for the three months ended September 30, 2012 increased to $0.56 basic and $0.54 diluted, compared to $0.37 basic and $0.36 diluted for the same three-month period in 2011. Dividends paid on preferred shares reduced diluted earnings per share by $0.01 and $0.09 per share for the three-month periods ended September 30, 2012 and 2011, respectively.

Consolidated net income for the nine-month period ended September 30, 2012 was $14.4 million, an increase of 55.0% from the $9.3 million for the same period in 2011. Earnings per common share for the nine months ended September 30, 2012 increased to $1.81 basic and $1.75 diluted, compared to $1.08 basic and $1.05 diluted for the same nine-month period in 2011. Dividends paid on preferred shares reduced diluted earnings per share by $0.04 and $0.17 per share for the nine-month periods ended September 30, 2012 and 2011, respectively.

Net Interest Income

The largest component of net income is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on deposits and borrowings. Changes in the net interest income are the result of changes in volume and the net interest spread, which affects the net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

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

Net interest income during the three months ended September 30, 2012 was $15.0 million, an increase of $3.0 million over the $12.0 million earned during the same period in 2011. Yields on the Company’s interest-earning assets decreased by 27 basis points to 4.70% from 4.97% for the three months ended September 30, 2012 and 2011, respectively. Interest income increased $2.7 million from $16.0 million for the three months ended September 30, 2011 to $18.7 million for the same period in 2012. This increase was due to an increase in interest earning assets offset by the lower yield on new and repriced earning assets. However, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $456.6 million of the Company’s $618.4 million of adjustable rate loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

Rates paid on interest-bearing liabilities decreased by 31 basis points for the three months ended September 30, 2012 compared to the same period in 2011 due to the lower interest rate environment. Interest expense decreased $300,000 from $4.0 million for the three-months ended September 30, 2011 to $3.7 million for the same period in 2012. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in yields received on the Company’s interest-earning assets the net interest margin increased 3 basis points from 3.76% for the three months ended September 30, 2011 to 3.79% for the same period in 2012.

The following are the average balance sheets for the three months ending:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$13,854	$8	0.23%	$2,265	$1	0.18%
Interest-earning deposits	6,252	2	0.13%	14,868	1	0.03%
Investment securities - taxable	383,200	2,168	2.25%	336,027	2,540	3.00%
Investment securities - non-taxable (1)	121,428	1,014	5.27%	109,875	988	5.41%
Loans receivable (2)(3)(4)	1,112,712	15,527	5.56%	855,938	12,481	5.79%

Total interest-earning assets (1)	1,637,446	18,719	4.70%	1,318,973	16,011	4.97%
Noninterest-earning assets
Cash and due from banks	21,385			17,169
Allowance for loan losses	(18,195)			(18,823)
Other assets	121,919			99,560

	$1,762,555			$1,416,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,041,268	$1,638	0.63%	$871,621	$1,978	0.90%
Borrowings	324,975	1,597	1.96%	259,783	1,583	2.42%
Subordinated debentures	33,353	485	5.78%	31,446	459	5.79%

Total interest-bearing liabilities	1,399,596	3,720	1.06%	1,162,850	4,020	1.37%
Noninterest-bearing liabilities
Demand deposits	196,640			121,034
Accrued interest payable and other liabilities	17,435			11,158
Shareholders’ equity	148,884			121,837

	$1,762,555			$1,416,879

Net interest income/spread		$14,999	3.64%		$11,991	3.60%

Net interest income as a percent of average interest earning assets (1)			3.79%			3.76%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

Net interest income during the nine months ended September 30, 2012 was $41.2 million, an increase of $6.7 million over the $34.5 million earned during the same period in 2011. Yields on the Company’s interest-earning assets decreased by 19 basis points to 4.77% for the nine months ended September 30, 2012 from 4.96% for the same period in 2011. Interest income increased $4.9 million from $47.2 million for the nine months ended September 30, 2011 to $52.1 million for the same period in 2012. This increase was due to an increase in interest earning assets offset partially by the reduction in the yield on interest earning assets.

Rates paid on interest-bearing liabilities decreased by 33 basis points for the nine months ended September 30, 2012 compared to the same period in 2011 due to the lower interest rate environment. Interest expense decreased $1.8 million from $12.6 million for the nine-months ended September 30, 2011 to $10.9 million for the same period in 2012. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities partially offset with a higher volume of interest bearing liabilities. Due to a more significant decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in yields received on the Company’s interest-earning assets the net interest margin increased 13 basis points from 3.67% for the nine months ended September 30, 2011 to 3.80% for the same period in 2012.

The following are the average balance sheets for the nine months ending:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$6,870	$13	0.25%	$26,448	$49	0.25%
Interest-earning deposits	3,533	4	0.15%	8,837	2	0.03%
Investment securities - taxable	358,935	6,721	2.50%	329,903	7,777	3.15%
Investment securities - non-taxable (1)(2)	111,750	2,944	4.89%	112,133	3,066	5.22%
Loans receivable (2)(3)(4)	1,009,052	42,386	5.62%	830,432	36,260	5.85%

Total interest-earning assets (1)	1,490,140	52,068	4.77%	1,307,753	47,154	4.96%

Noninterest-earning assets
Cash and due from banks	17,708			15,756
Allowance for loan losses	(18,970)			(18,992)
Other assets	95,986			97,540

	$1,584,864			$1,402,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$958,651	$4,803	0.67%	$889,531	$6,510	0.98%
Borrowings	299,074	4,635	2.07%	237,491	4,760	2.68%
Subordinated debentures	31,606	1,427	6.03%	31,446	1,363	5.80%

Total interest-bearing liabilities	1,289,331	10,865	1.13%	1,158,468	12,633	1.46%

Noninterest-bearing liabilities
Demand deposits	154,244			115,454
Accrued interest payable and other liabilities	13,387			9,989
Shareholders’ equity	134,820			118,146

	$1,591,782			$1,402,057

Net interest income/spread		$41,203	3.65%		$34,521	3.50%

Net interest income as a percent of average interest earning assets (1)			3.80%			3.67%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

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

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the third quarter of 2012, a provision for loan losses of $1.0 million was required to adequately fund the ALLL compared to a provision of $1.6 million for the third quarter of 2011. Commercial loan net charge-offs during the third quarter of 2012 were $334,000, residential mortgage loan net charge-offs were $205,000, and installment loans net charge-offs were $308,000. A single credit required a $500,000 specific reserve during the third quarter, contributing to the required provision for loan losses. The ALLL balance at September 30, 2012 was $18.6 million or 1.58% of total loans. This compares to an ALLL balance of $18.9 million at December 31, 2011 or 1.89% of total loans and $19.1 million at September 30, 2011 or 2.04% of total loans. The decrease in the ratio at September 30, 2012 was primarily due to the increase in total loans from the Heartland acquisition that were recorded at fair value with no allowance allocated to them.

For the nine months ended September 30, 2012, the provision for loan losses totaled $1.8 million compared to $4.4 million in the prior year for the same period. The commercial loans net charge-offs for the first nine months of 2012 were $280,000, real estate loans had net charge-offs of $377,000, and installment loans had net charge-offs of $1.5 million.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2012.

Non-performing loans totaled $24.4 million on September 30, 2012, up from $20.8 million on June 30, 2012, and $23.6 million on September 30, 2011. The increase was due to the Heartland acquisition. Excluding Heartland, non-performing loans declined to $19.1 million from $20.8 million at June 30, 2012. As a percentage of total loans, non-performing loans were 2.08% on September 30, 2012, up from 2.07% on June 30, 2012, and 2.52% on September 30, 2011.

Other Real Estate Owned (OREO) totaled $2.6 million on September 30, 2012, up from $1.0 million on June 30, 2012, but down from $3.6 million on September 30, 2011. During the quarter, five properties with a book value of $431,000 were sold, four properties with a fair value of $405,000 were acquired from Heartland, and twelve properties with a book value of $1.6 million as of June 30, 2012 were transferred into OREO. On September 30, 2012, OREO was comprised of 21 properties. Of these, ten totaling $1.9 million were commercial real estate and twelve totaling $716,000 were residential real estate.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

Other Income

The following is a summary of changes in other income:

	Three Months Ended
Other income	September 30 2012	September 30 2011	Amount Change	Percent Change
Service charges on deposit accounts	$1,002	$802	$200	24.9%
Wire transfer fees	248	167	81	48.5%
Interchange fees	885	721	164	22.7%
Fiduciary activities	971	1,016	(45)	-4.4%
Gain on sale of securities	2	1,115	(1,113)	-99.8%
Gain on sale of mortgage loans	4,436	2,145	2,291	106.8%
Mortgage servicing net of impairment	(355)	(172)	(183)	106.4%
Increase in cash surrender value of bank owned life insurance	300	245	55	22.4%
Death benefit on officer life insurance	—	453	(453)	-100.0%
Other income	221	46	175	380.4%

Total other income	$7,710	$6,538	$1,172	17.9%

Service charges on deposit accounts were $200,000 higher and interchange fees were $164,000 higher during the third quarter of 2012 compared to the same period in 2011 primarily due to an increase in transaction accounts and volume. The residential mortgage loan activity during the third quarter of 2012 generated $4.4 million of income from the gain on sale of mortgage loans, up $2.3 million from the same period in 2011. This increase was primarily due to more favorable pricing on loans sold and additional volume. Loans originated for sale during the third quarter of 2012 were $105.2 million compared to $66.0 million for the same period in 2011.

	Nine Months Ended
Other income	September 30 2012	September 30 2011	Amount Change	Percent Change
Service charges on deposit accounts	$2,477	$2,422	$55	2.3%
Wire transfer fees	643	412	231	56.1%
Interchange fees	2,227	1,905	322	16.9%
Fiduciary activities	2,928	2,911	17	0.6%
Gain on sale of securities	2	1,754	(1,752)	-99.9%
Gain on sale of mortgage loans	10,121	3,986	6,135	153.9%
Mortgage servicing net of impairment	(95)	691	(786)	-113.7%
Increase in cash surrender value of bank owned life insurance	760	661	99	15.0%
Death benefit on officer life insurance	—	453	(453)	-100.0%
Other income	344	105	239	227.6%

Total other income	$19,407	$15,300	$4,107	26.8%

Service charges on deposit accounts were $55,000 higher and interchange fees were $322,000 higher during the first nine months of 2012 compared to the same period in 2011 due to an increase in transaction accounts and volume. Wire transfer fees were $231,000 higher during the first nine months of 2012 compared to the same period in 2011 due to an increase in mortgage warehouse activity. The residential mortgage loan activity during the first nine months of 2012 generated $10.1 million of income from the gain on sale of mortgage loans, up $6.1 million from the same period in 2011. This increase was primarily due to more favorable

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

pricing on loans sold and additional volume. Loans originated for sale during the first nine months of 2012 were $283.8 million compared to $178.6 million for the same period in 2011. In addition, loans originated for sale for the first nine months of 2011 included the recovery of $626,000 of impairment on the Company’s mortgage servicing asset, a gain on the sale of securities of $1.8 million and $453,000 from the death benefit on officer life insurance. In comparison, the amount for the first nine months of 2012 includes $379,000 of impairment on the Company’s mortgage servicing asset and a $2,000 gain on sales of securities for the same period in 2012.

Other Expense

The following is a summary of changes in other expense:

	Three Months Ended
Other expense	September 30 2012	September 30 2011	Amount Change	Percent Change
Salaries	$5,191	$3,975	$1,216	30.6%
Commission and bonuses	1,484	942	542	57.5%
Employee benefits	1,230	1,164	66	5.7%
Net occupancy expenses	1,186	1,056	130	12.3%
Data processing	754	549	205	37.3%
Professional fees	366	359	7	1.9%
Outside services and consultants	624	454	170	37.4%
Loan expense	1,311	820	491	59.9%
FDIC deposit insurance	291	254	37	14.6%
Other losses	309	1,088	(779)	-71.6%
Other expenses	2,094	1,652	442	26.8%

Total other expense	$14,840	$12,313	$2,527	20.5%

Total other expenses were $2.5 million higher in the third quarter of 2012 compared to the third quarter of 2011. Salaries, commissions and bonuses, and employee benefits increased $1.8 million compared to the same quarter in 2011. This increase is the result of annual merit pay, increase in staff due to expansion, increased employee benefits costs, commissions earned and bonus accruals. In addition, compensation expense was $412,000 higher due to one-time costs for the Heartland merger. Also included in the third quarter of 2012’s other expense were data processing costs, professional fees, fees for outside services and consultants and approximately $588,000 of additional transaction costs related to the Heartland merger. The increase in loan expense during the third quarter of 2012 compared to the prior year was related to an increase in loan volume.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

	Nine Months Ended
	September 30	September 30	Amount	Percent
Other expense	2012	2011	Change	Change
Salaries	$13,331	$11,509	$1,822	15.8%
Commission and bonuses	3,450	2,158	1,292	59.9%
Employee benefits	3,626	3,245	381	11.7%
Net occupancy expenses	3,216	3,176	40	1.3%
Data processing	1,883	1,450	433	29.9%
Professional fees	1,483	1,039	444	42.7%
Outside services and consultants	1,621	1,221	400	32.8%
Loan expense	2,879	2,276	603	26.5%
FDIC deposit insurance	798	944	(146)	-15.5%
Other losses	501	1,365	(864)	-63.3%
Other expenses	5,392	4,675	717	15.3%

Total other expense	$38,180	$33,058	$5,122	15.5%

Total other expenses were $5.1 million higher in the first nine months of 2012 compared to the same period in 2011. Salaries, commissions and bonuses, and employee benefits increased $3.5 million compared to the same period in 2011. This increase is the result of annual merit pay, increase in staff due to expansion, increased employee benefits costs, commissions earned and bonus accruals. In addition, compensation expense was $412,000 higher due to one-time costs for the Heartland merger. Included in the first nine months of 2012’s other expense were data processing costs, professional fees, fees for outside services and consultants and approximately $1.1 million of transaction costs related to the Heartland merger. The increase in loan expense during the first nine months of 2012 compared to the prior year was related to an increase in loan volume. FDIC deposit insurance expense decreased during the first nine months of 2012 compared to 2011 as the assessment calculation has resulted in lower expense for the Company.

Income Taxes

Income tax expense for the third quarter of 2012 was $2.0 million compared to $1.2 million of tax expense for the third quarter of 2011. The effective tax rate for the third quarter of 2012 was 29.0% compared to 26.5% in 2011. The increase in the effective tax rate is primarily due to higher income before income tax for the third quarter of 2012 compared to the same period in 2011 with a similar level of tax exempt income.

Income tax expense for the first nine months of 2012 was $6.2 million compared to $3.0 million of tax expense for the first nine months of 2011. The effective tax rate for the first nine months of 2012 was 30.3% compared to 24.7% in 2011. The increase in the effective tax rate is primarily due to higher income before income tax for the first nine months of 2012 compared to the same period in 2011 with a similar level of tax exempt income.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2012, cash and cash equivalents increased by approximately $21.1 million. At September 30, 2012, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $364.1 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $288.7 million at December 31, 2011 and $211.8 million at September 30, 2011.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2012

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2012. Stockholders’ equity totaled $155.9 million as of September 30, 2012, compared to $121.5 million as of December 31, 2011. At September 30, 2012, the ratio of average stockholders’ equity to average assets was 8.45% compared to 7.96% at December 31, 2011. Horizon’s capital increased during the nine months as a result of the issuance of common stock in the Heartland transaction, increased earnings and an increase in accumulated other comprehensive income, net of dividends declared and the amortization of unearned compensation.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending September 30, 2012, the dividend cost was approximately $62,500, or 2.0% annualized. For the fourth quarter of 2012, the dividend cost will be approximately $156,250, or 5.0% annualized, and for the first quarter of 2013, the dividend cost will be approximately $146,168 or 4.7% annualized. The increase in the fourth quarter’s dividend cost was due to the reduction of small business loans during the first quarter of 2012, the measurement period for the fourth quarter’s dividend cost, primarily due to the Company’s reduction in substandard loans which were small business loans. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital.

Horizon declared common stock dividends in the amount of $0.27 per share during the first nine months of 2012 compared to $0.23 for the same period of 2011. The dividend payout ratio (dividends as a percent of basic earnings per share) was 15.1% and 21.4% for the first nine months of 2012 and 2011, respectively. For additional information regarding dividend, see Horizon’s Annual Report on Form 10-K for 2011.

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Nine Months Ended September 30, 2012

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

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2012, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2012, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2012

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

HORIZON BANCORP

Dated: November 8, 2012	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: November 8, 2012	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location
Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files*	Attached

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.