Form 10-K
period 2012-12-31
HORIZON BANCORP /IN/
filed 2013-03-12
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $117.4 million.

As of March 12, 2013, the registrant had 8,617,466 shares of common stock outstanding.

Documents Incorporated by Reference Document	Part of Form 10-K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 2, 2013 annual meeting of shareholders	III

HORIZON BANCORP

2012 Annual Report on Form 10-K

HORIZON BANCORP

(Table dollars in thousands except per share data)

FORWARD-LOOKING STATEMENTS

A cautionary note about forward-looking statements: In addition to historical information, information included and incorporated by reference in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking those safe-harbor provisions. Forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about Horizon’s financial and business performance as well as economic and market conditions. They often can be identified by the use of words such as “expect,” “may,” “could,” “will,” “intend,” “project,” “estimate,” “believe,” “anticipate,” “seek,” “plan” and variations of such words and similar expressions.

Horizon may include forward-looking statements in filings it makes with the Securities and Exchange Commission (“SEC”), such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Horizon undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

By their nature, forward-looking statements are based on assumptions, which although believed to be reasonable, and are subject to risks, uncertainties, and other factors, such as the following:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•

legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits; and

•

the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

You are cautioned that actual results may differ materially from those contained in the forward-looking statements. The Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K lists some of the factors that could cause Horizon’s actual results to vary materially from those expressed in or implied by any forward-looking statements. Your attention is directed to this discussion.

HORIZON BANCORP

(Table dollars in thousands except per share data)

Other risks and uncertainties that could affect Horizon’s future performance are set forth below in Item 1A - Risk Factors.

PART I

ITEM 1. BUSINESS

The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General

Horizon Bancorp (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern and Central Indiana and Southwestern Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”) and other affiliated entities. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking.

On July 17, 2012, Horizon completed its acquisition of Heartland Bancshares, Inc. (“Heartland”) and Heartland’s wholly owned subsidiary, Heartland Community Bank (“Heartland Bank”). Heartland was merged into Horizon, and Heartland Bank was merged into the Bank. The exchange ratio was 0.81 shares of Horizon’s common stock for each share of Heartland common stock outstanding. Horizon acquired the 1,442,449 outstanding shares of Heartland common stock in exchange for 1,168,383 shares of Horizon common stock, which had a market price of $16.83 per share at the close of business on July 17, 2012. Horizon also purchased and retired all shares of preferred stock that Heartland had issued pursuant to the Troubled Asset Relief Program Capital Purchase Program (“TARP”). Based upon the $16.83 market price and the TARP preferred stock purchase, the total value of the consideration for the acquisition was $26.9 million. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base and reductions in transaction costs. The Company also expects to reduce cost through economies of scale.

On June 1, 2010, the Company announced the completion of the purchase of assets and the assumption of liabilities of American Trust & Savings Bank (“American”) in Whiting, Indiana. The transaction was consummated on May 28, 2010. The Company purchased most of the banking-related assets of American, totaling $107.8 million and assumed all the deposits, federal home loan bank advances, trust preferred securities, and accrued interest payable in the approximate amount of $110.3 million. The Company paid a deposit premium on core deposits of approximately $2.1 million and $500,000 in additional consideration. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base and reductions in transaction costs. The Company also expects to reduce cost through economies of scale.

The Bank maintains 29 full service offices. At December 31, 2012, the Bank had total assets of $1.85 billion and total deposits of $1.29 billion. The Bank has three wholly-owned subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Insurance offered a full line of personal and corporate insurance products until March 2005, at which time the majority of its assets were sold to a third party. Horizon Insurance is no longer an operating subsidiary and is primarily used to collect residual insurance income. Horizon Grantor Trust holds title to certain company owned life insurance policies.

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the

HORIZON BANCORP

(Table dollars in thousands except per share data)

American transaction, which formed Am Tru Statutory Trust I (“Am Tru Trust”). The Company also assumed additional debentures as the result of the Heartland transaction, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). See Note 13 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.

No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2012, revenues from loans accounted for 59.8% of the total consolidated revenue, and revenues from investment securities accounted for 12.8% of total consolidated revenue.

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

Employees

The Bank employed approximately 419 full and part-time employees as of December 31, 2012. Horizon, Horizon Insurance and Horizon Grantor Trust do not have any employees.

Competition

Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of Porter, LaPorte, St. Joseph, Elkhart, Lake, Marion and Johnson Counties Indiana, and Berrien and Kalamazoo Counties Michigan. The Bank competes with other commercial banks as well as with savings and loan associations, consumer finance companies and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.

Based on deposits as of June 30, 2012, Horizon was the largest of the 10 bank and thrift institutions in LaPorte County with a 33.28% market share and the sixth largest of the 15 institutions in Porter County with a 9.31% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 10 bank and thrift institutions with a 7.45% market share. Horizon’s market share of deposits in Lake County, Indiana was just over 1% at 1.43%, and less than 1% in each of St. Joseph and Elkhart Counties in Indiana and Kalamazoo County in Michigan. The branches of Horizon Bank acquired in the merger with Heartland Bank, which operate under the “Heartland Community Bank a Horizon Bank Company” name, are located throughout Johnson County Indiana and have a 13.29% market share, giving Horizon the largest share of the 19 bank and thrift institutions in the Johnson County market. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

The Bank Holding Company Act

Horizon is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and management strength for their subsidiary banks. The Dodd-Frank Act, which was signed into law on July 21, 2010, codified this policy. Under this requirement, Horizon is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which Horizon might not otherwise do so. For this purpose, “source of financial strength” means Horizon’s ability to provide financial assistance to the Bank in the event of the Bank’s financial distress.

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

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2012, see the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below, which is incorporated herein by reference.

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

The Dodd-Frank Act has resulted in significant changes to the FDIC’s deposit insurance system. Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

Adjustments are made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. Horizon’s FDIC deposit insurance expense decreased during 2012 compared to 2011 as the new assessment calculation resulted in lower expense for the Bank. In addition, the Bank used $3.7 million of the $6.0 million of the premiums prepaid on December 30, 2009 to offset the assessment paid. The FDIC is continuing to offset the regular insurance assessments until the earlier of the exhaustion of an institution’s prepaid assessments or June 30, 2013. Any prepaid assessment remaining after collection of the amount due on June 30, 2013, will be returned to the institution.

The Dodd-Frank Act also extended unlimited insurance on noninterest bearing accounts for no additional charges through December 31, 2012. Under this program, traditional noninterest demand deposit (or checking) accounts that allowed for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, were covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012. On December 31, 2012, as scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Act expired. Deposits held in noninterest-bearing transaction account are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

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

FDIC-insured institutions are also subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (“SAIF”). These assessments will continue until the FICO bonds are repaid between 2017 and 2019. The FICO assessment rate was 0.66 basis points for each $100 of insured deposits for each quarter of 2012. For the first quarter of 2013, the FICO assessment rate is 0.64 basis points for each $100 in domestic deposits maintained at an institution.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

In June 2012, the federal banking agencies issued notices of proposed rulemakings that revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (“Basel III”), including implementation of a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. The agencies also proposed, consistent with Basel III, to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity tier 1 capital in addition to the minimum risk-based capital requirements. The proposed rulemaking also would revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Such proposed capital requirements were originally proposed to be phased in beginning on January 1, 2013 for all depository institution holding companies; however, in late 2012, the agencies issued guidance indicating that they did not expect the regulatory capital rules to actually become effective on such date due to the volume of comments received and the wide range of views expressed during the comment period. Basel III specified that banks should be compliant with the new capital requirements by January 2, 2015, but on January 6, 2013, the restrictions were eased to provide for annual increases that would result in full compliance in 2019. Since final rules have not been issued by the Federal Reserve Board and the OCC, the Basel III framework does not yet apply to Horizon and the Bank and, therefore, it is difficult to predict the potential impact of the Basel III changes.

On November 10, 2010, Horizon repurchased from the U.S. Department of the Treasury (the “Treasury”) 6,250 shares, or 25%, of the 25,000 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), that Horizon had issued to the Treasury in December 2008 in connection with Horizon’s participation in the Troubled Asset Relief Program Capital Purchase Program. On August 25, 2011, Horizon issued 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), for proceeds of $12.5 million and used those proceeds, together with otherwise available funds, to redeem the remaining 18,750 of the outstanding shares of Series A Preferred Stock held by the Treasury.

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2012.

	Actual		For Capital[1] Adequacy Purposes		For Well[1] Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total capital[1] (to risk-weighted assets)
Consolidated	$178,638	13.72%	$104,162	8.00%	N/A	N/A
Bank	161,557	12.42%	104,062	8.00%	$130,078	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	162,354	12.47%	52,078	4.00%	N/A	N/A
Bank	145,273	11.17%	52,023	4.00%	78,034	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	162,354	9.17%	70,820	4.00%	N/A	N/A
Bank	145,273	8.22%	70,692	4.00%	88,366	5.00%

[1]	As defined by regulatory agencies

HORIZON BANCORP

(Table dollars in thousands except per share data)

The Dodd-Frank Act also requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries, except that bank holding companies with less than $500 million in assets are exempt from these capital requirements.

Dividends

Dividends received from the Bank are the primary source of Horizon’s revenues. The Bank’s payment of dividends, without prior regulatory approval, is subject to regulatory limitations. Under the National Bank Act, the Bank, as a national bank, is required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the Federal Deposit Insurance Act, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

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

Prompt Corrective Regulatory Action.

Federal law provides the federal banking regulators with broad powers to require the bank to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. At December 31, 2012, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Sarbanes-Oxley Act of 2002

Horizon also is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which revised the laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act applies to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional

HORIZON BANCORP

(Table dollars in thousands except per share data)

responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Management expects that significant additional efforts and expense will continue to be required to comply with the provisions of the Sarbanes-Oxley Act.

Pursuant to the final rules adopted by the Securities and Exchange Commission to implement Section 404 of the Sarbanes-Oxley Act of 2002, Horizon is required to include in each Form 10-K it files a report of management on Horizon’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of Horizon, identify the framework used by management to evaluate the effectiveness of Horizon’s internal control over financial reporting and provide management’s assessment of the effectiveness of Horizon’s internal control over financial reporting. This Annual Report on Form 10-K also includes an attestation report issued by Horizon’s registered public accounting firm on Horizon’s internal control over financial reporting. For fiscal years prior to the year ended December 31, 2012, Horizon was not an “accelerated filer” and, therefore, Horizon was exempt from the attestation report requirements. Significant efforts have been required to comply with Section 404, and Horizon anticipates additional efforts will be required in future years.

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

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (“CFPB”) as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Effective July 21, 2011, the CFPB assumed primary responsibility for administering substantially all of the consumer compliance regulations formerly administered by other federal agencies. The CFPB also has the authority to promulgate consumer protection regulations that will apply to all entities, including banks, that offer consumer financial services or products. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of Horizon in substantial and unpredictable ways.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2012, the Bank’s investment in stock of the FHLB of Indianapolis was $11.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2012, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $331,000, for an annualized rate of 3.14%.

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

II.	INVESTMENT PORTFOLIO

A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

HORIZON BANCORP

(Table dollars in thousands except per share data)

	December 31, 2012		December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$51,458	$51,779	$12,693	$13,022	$24,727	$25,251
State and municipal	162,147	172,905	135,011	143,890	132,380	131,489
Federal agency collateralized mtg. obligations	95,337	96,831	89,016	91,122	100,106	101,837
Federal agency mortgage-backed pools	152,372	159,204	173,797	179,351	114,390	117,895
Private labeled mortgage-backed pools	1,960	2,031	3,518	3,636	5,197	5,323
Corporate notes	32	51	32	24	555	549

Total available for sale	463,306	482,801	414,067	431,045	377,355	382,344
Total held to maturity, state and municipal	—	—	7,100	7,134	9,595	9,595

Total investment securities	$463,306	$482,801	$421,167	$438,179	$386,950	$391,939

B.	The following is a schedule of maturities of each category of available for sale and held to maturity debt securities and the related weighted-average yield of such securities as of December 31, 2012:

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$2,552	4.13%	$23,213	1.41%	$26,014	1.67%	$—	0.00%
State and municipal	1,816	2.87%	27,461	3.69%	78,244	3.63%	65,385	3.72%
Federal agency collateralized mtg. obligations(2)	—	0.00%	—	0.00%	9,470	3.53%	87,361	2.97%
Federal agency mortgage-backed pools(2)	108	3.92%	362	4.61%	38,732	3.51%	120,001	3.43%
Private labeled mortgage-backed pools(2)	—	0.00%	—	0.00%	2,031	5.01%	—	0.00%
Corporate notes	—	0.00%	—	0.00%	—	0.00%	51	0.00%

Total available for sale	$4,476	3.61%	$51,036	2.66%	$154,491	3.22%	$272,798	3.35%
Total held to maturity, state and municipal	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total investment securities	$4,476	3.61%	$51,036	2.66%	$154,491	3.22%	$272,798	3.35%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2012.

III. LOAN PORTFOLIO

A.	Types of Loans—Total loans on the balance sheet are comprised of the following classifications for the years indicated.

HORIZON BANCORP

(Table dollars in thousands except per share data)

	December 31	December 31	December 31	December 31	December 31
	2012	2011	2010	2009	2008
Commercial	$460,471	$352,376	$330,018	$314,517	$310,842
Real estate	189,714	157,141	162,435	133,892	167,766
Mortgage warehouse	251,448	208,299	123,743	166,698	123,287
Consumer	289,084	265,377	266,681	271,210	280,072

	1,190,717	983,193	882,877	886,317	881,967
Allowance for loan losses	(18,270)	(18,882)	(19,064)	(16,015)	(11,410)

Total loans	$1,172,447	$964,311	$863,813	$870,302	$870,557

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates—The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2012:

	One Year or Less	One Through Five Years	After Five Years	Total
Maturing or repricing
Commercial, financial, agricultural and commercial tax-exempt loans	$339,775	$97,946	$22,750	$460,471

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed Rate	Variable Rate
Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$117,974	$2,722

HORIZON BANCORP

(Table dollars in thousands except per share data)

C.	Risk Elements

Non-accrual, Past Due and Restructured Loans—The following schedule summarizes non-accrual, past due and restructured loans.

	December 31 2012	December 31 2011	December 31 2010	December 31 2009	December 31 2008
Non-performing loans
Commercial
More than 90 days past due	$—	$—	$—	$1,086	$49
Non-accrual	5,754	6,905	7,508	8,143	5,118
Trouble debt restructuring—accruing	1,265	—	574	—	—
Trouble debt restructuring—non-accrual	3,674	1,053	—	—	—
Real estate
More than 90 days past due	2	—	222	296	464
Non-accrual	4,565	4,694	5,483	1,257	1,440
Trouble debt restructuring—accruing	1,761	2,682	3,380	3,266	—
Trouble debt restructuring—non-accrual	2,827	1,120	241	—	—
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring—accruing	—	—	—	—	—
Trouble debt restructuring—non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	52	37	136	376	318
Non-accrual	3,055	2,769	3,682	2,515	474
Trouble debt restructuring—accruing	676	858	165	206	—
Trouble debt restructuring—non-accrual	148	25	37	—	—

Total non-performing loans	23,779	20,143	21,428	17,145	7,863

Other real estate owned and repossessed collateral
Commercial	1,337	1,092	1,622	544	—
Real estate	1,228	1,708	1,042	1,186	2,772
Mortgage warehouse	—	—	—	—	—
Consumer	11	49	—	23	207

Total other real estate owned and repossessed collateral	2,576	2,849	2,664	1,753	2,979

Total non-performing assets	$26,355	$22,992	$24,092	$18,898	$10,842

Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2012, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$1,828
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2012, and included in net income for the period.	840

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2012.	$988

Discussion of Non-Accrual Policy

1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days or have had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status.

HORIZON BANCORP

(Table dollars in thousands except per share data)

2.	Potential Problem Loans:

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $23.8 million and $20.1 million at December 31, 2012 and 2011. The allowance for impaired and non-accrual loans, included in the Bank’s allowance for loan losses totaled $5.5 million and $4.6 million at those respective dates. The average balance of impaired loans during 2012 and 2011 was $6.1 million and $4.8 million.

3.	Foreign Outstandings:

None

4.	Loan Concentrations:

As of December 31, 2012, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2012, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

	December 31 2012	December 31 2011	December 31 2010	December 31 2009	December 31 2008
Loans outstanding at the end of the period (1)	$1,190,717	$983,193	$882,877	$886,317	$886,317
Average loans outstanding during the period (1)	1,043,620	862,498	878,181	892,431	848,279

(1)	Net of unearned income and deferred loan fees

	December 31 2012	December 31 2011	December 31 2010	December 31 2009	December 31 2008
Balance at beginning of the period	$18,882	$19,064	$16,015	$11,410	$9,791
Loans charged-off:
Commercial	2,388	967	3,856	2,461	1,358
Real estate	597	956	811	432	351
Consumer	2,958	4,757	5,067	7,354	5,277

Total loans charged-off	5,943	6,680	9,734	10,247	6,986
Recoveries of loans previously charged-off:
Commercial	782	163	233	66	15
Real estate	77	10	1	—	50
Consumer	948	1,043	995	1,183	972

Total loan recoveries	1,807	1,216	1,229	1,249	1,037

Net loans charged-off	4,136	5,464	8,505	8,998	5,949
Provision charged to operating expense	3,524	5,282	11,554	13,603	7,568

Balance at the end of the period	$18,270	$18,882	$19,064	$16,015	$11,410

Percent of net charge-offs to average loans outstanding for the period	0.40%	0.63%	0.97%	1.01%	0.70%

HORIZON BANCORP

(Table dollars in thousands except per share data)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31 2012		December 31 2011		December 31 2010		December 31 2009		December 31 2008
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$7,771	39%	$8,017	36%	$7,554	38%	$5,766	35%	$3,202	35%
Real estate	3,204	16%	2,472	16%	2,379	18%	1,933	15%	973	19%
Mortgage warehousing	1,705	21%	1,695	21%	1,435	14%	1,455	19%	1,354	14%
Consumer	5,590	24%	6,698	27%	7,696	30%	6,861	31%	5,881	32%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$18,270	100%	$18,882	100%	$19,064	100%	$16,015	100%	$11,410	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2012, Horizon processed approximately $3.9 billion in mortgage warehouse loans.

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

	December 31 2012	December 31 2011
Outstanding at year end	$43,448	$43,849
Approximate weighted-average interest rate at year-end	0.14%	0.14%
Highest amount outstanding as of any month-end during the year	$43,448	$43,849
Approximate average outstanding during the year	$40,210	$40,291
Approximate weighted-average interest during the year	0.14%	0.16%

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

Our primary market area for deposits and loans consists of LaPorte and Porter Counties in Northwestern Indiana and Berrien County in Southwestern Michigan. During 2012, unemployment rates remained at elevated levels in our primary market area, resulting in continued high levels of consumer delinquencies and bankruptcy filings. The continued economic slowdown could hurt our business. The possible consequences of such a continued downturn could include the following:

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

As of December 31, 2012, we had $23.8 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in further impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 10, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets”, to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure, including Internet connections, network access and transaction and other processing services. Although we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third- party vendors also could result in significant delay and expense.

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

These factors include:

•	variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	increase in loan losses, non-performing loans and other real estate owned;

•	changes in expectations as to our future financial performance;

•	announcements of new products, strategic developments, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	currently on the Russell 3000 index and could come off the index;

•	actual or anticipated sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing;

•	developments with respect to financial institutions generally; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2. PROPERTIES

The main office and full service branch of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 28 sales offices located at:

3631 South Franklin Street	Michigan City	Indiana
113 West First Street	Wanatah	Indiana
1500 West Lincolnway	LaPorte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet	Valparaiso	Indiana
902 Lincolnway	Valparaiso	Indiana
455 Morthland Drive	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
10429 Calumet Avenue	Munster	Indiana
17400 State Road 23	South Bend	Indiana
1909 East Bristol Street	Elkhart	Indiana
4574 Elkhart Road	Goshen	Indiana
1321 119th Street	Whiting	Indiana
1349 Calumet Avenue	Hammond	Indiana
1300 North Main Street	Crown Point	Indiana
420 North Morton Street	Franklin	Indiana
489 State Road 135	Greenwood	Indiana
800 US 31	Greenwood	Indiana
2433 East Main Street	Greenwood	Indiana
507 Three Notch Lane	Bargersville	Indiana
117 East Washington Street	Indianapolis	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
500 West Buffalo Street	New Buffalo	Michigan
6801 West U.S. 12	Three Oaks	Michigan
3250 West Centre Avenue	Portage	Michigan

Horizon owns all of the facilities except for the Indiana offices located at 117 E Washington Street, Indianapolis, 489 State Road 135, Greenwood and 800 US 31, Greenwood, each of which is leased.

ITEM 3. LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

HORIZON BANCORP

(Table dollars in thousands except per share data)

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Robert C. Dabagia	74	Chairman of Horizon since 1998; Chief Executive Officer of Horizon and the Bank until July 1, 2001.
Craig M. Dwight	56	Chairman and Chief Executive Officer of the Bank since January 2003; President and Chief Executive Officer of Horizon and the Bank since July 1, 2001.
Thomas H. Edwards	60	President and Chief Operating Officer of the Bank since January 2003.
Mark E. Secor	46	Chief Financial Officer of Horizon and the Bank since January 2009. Vice President, Chief Investment and Asset Liability Manager since June 2007, Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana since January 2004.
James D. Neff	53	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank since October 1999.

HORIZON BANCORP

(Table dollars in thousands except per share data)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of Securities

There were no purchases by the Company of its common stock during the fourth quarter of 2012.

Performance Graph

The Securities and Exchange Commission requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the common shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on January 1, 2008, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2008. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2007	2008	2009	2010	2011	2012
Horizon Bancorp	100.00	50.93	69.19	116.92	117.27	203.98
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78
SNL Micro Cap Bank	100.00	61.90	45.65	46.98	44.68	56.46

Source : SNL Financial LC, Charlottesville, VA
@ 2012	www.snl.com

HORIZON BANCORP

(Table dollars in thousands except per share data)

The following chart, prepared by the investment banking firm of Keefe, Bruyette and Woods compares the change in market price of Horizon’s common stock to that of publicly traded banks in Indiana and Michigan, excluding the reinvestment of dividends.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2007	2008	2009	2010	2011	2012
Horizon Bancorp	100.00	48.73	63.23	103.70	101.35	172.37
Indiana Banks	100.00	114.92	73.84	86.12	88.66	95.67
Michigan Banks	100.00	46.58	27.38	26.38	29.16	48.42

The other information regarding Horizon’s common stock, including the approximate number of holders of the common stock, is included under the caption “Horizon’s Common Stock and Related Stockholders’ Matters” in Item 8 below, which is incorporated by reference.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern and Central Indiana and Southwestern Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. All share data included below has been adjusted to reflect Horizon’s three-for-two stock splits paid on November 9, 2012 and December 9, 2011.

Following are some highlights of Horizons financial performance during 2012:

•	Horizon’s net income of $19.5 million for the twelve months ending 2012 surpassed the $12.8 million earned in the prior year and represented the highest annual net income in the Company’s history.

•	Horizon’s diluted earnings per share was $2.30 in 2012, a 52% increase in diluted earnings per share compared to 2011.

•	On July 17, 2012 Horizon completed its acquisition of Heartland. On that date, Horizon recorded $229.5 million in assets and $218.7 million in liabilities.

•	As a result of the acquisition and organic growth, total assets increased to a record $1.8 billion at December 31, 2012, compared with $1.5 billion at December 31, 2011.

•	Total loans increased $207.5 million during 2012, consisting of $92.9 million in organic loan growth and $114.6 million net loans acquired from Heartland.

•	Total deposits increased $284.3 million during 2012, consisting of $73.1 million in organic deposit growth and $211.2 million in deposits acquired from Heartland.

•	Net interest income, after provisions for loan losses, for 2012 was $54.7 million compared with $42.8 million for 2011.

•	The provision for loan losses decreased to $3.5 million for the year ended December 31, 2012 compared to $5.3 million for 2011.

•	Net charge-offs in 2012 were $4.1 million compared to $5.5 million in 2011.

•

Substandard and 30-to-89 day delinquent loans in total decreased by $1.9 million during 2012 from $60.8 million at December 31, 2011 to $58.9 million at December 31, 2012 including $21.5 million at December 31, 2012 acquired from the Heartland merger.

•	Return on average assets was 1.19% for the year ended December 31, 2012.

•	Return on average common equity was 14.72% for the year ended December 31, 2012.

•	Horizon Bank’s capital ratios continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for 2012 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible asset, mortgage servicing rights, hedge accounting and valuation measurements as critical accounting policies.

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC 310-30, but for which a discount is attributable, at least in part to the credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying FASB ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristic.

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2012, Horizon had core deposit intangibles of $4.0 million subject to amortization and $19.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2012 was $19.65 per share compared to a tangible book value of $14.23 per common share. Horizon reported record earnings for the 13th consecutive year in 2012.

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

Analysis of Financial Condition

Horizon’s total assets were $1.85 billion as of December 31, 2012, an increase of $300.5 million from December 31, 2011.

Investment Securities

Investment securities totaled $482.8 million at December 31, 2012, and consisted of Treasury and federal agency securities of $51.8 million (10.7%); state and municipal securities of $172.9 million (35.8%); federal agency mortgage-backed pools of $159.2 million, federal agency collateralized mortgage obligations of $96.8 million, private labeled mortgage-backed pools of $2.0 million (53.4%); and corporate securities of $51,000 (0.1%). Investment securities increased $44.7 million during 2012 primarily from the Heartland acquisition of $63.7 million net of $19.0 million of investment securities used for liquidity.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

As indicated above, 53.4% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. Approximately 0.4% of the portfolio or $2.0 million are private label collateralized mortgage obligations, the remainder are issued by agencies of the Federal Government. Horizon had three private label CMO’s at December 31, 2012, with an amortized cost of $2.0 million and carried at a market value of $2.0 million. The gross unrealized gain on these investments at December 31, 2012 was approximately $71,000. The private label securities generally have loan to value ratios of approximately 50% and management feels these securities are not impaired. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2012, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 6.3 years. Securities that have interest rates above current market rates are purchased at a premium. These securities may experience a significant increase in prepayments when lower market interest rates create an incentive for the borrower to refinance the underlying mortgage as occurred during 2011 and 2012. This may result in a decrease of current income; however, this risk is mitigated by a shorter average life. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2012 this unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.

Available-for-sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non-rated issues and management does not believe there is other than temporary deterioration in market value. A credit review is performed annually on the municipal securities portfolio.

At December 31, 2012, 100.0% and at December 31, 2011, 98.4% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $19.5 million, which resulted in a balance of $12.7 million, net of tax, included in stockholders’ equity at December 31, 2012. This compared to $11.0 million, net of tax, included in stockholders’ equity at December 31, 2011.

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

When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no Level 1 securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and Federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations and Federal agency mortgage-backed pools. For level 2 securities, Horizon uses a third party service to determine fair value. In performing the valuations, the pricing service relies on models that consider security-specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. To verify the reasonableness of the fair value determination by the service, Horizon has a portion of the level 2 securities priced by an independent securities broker dealer.

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

As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2012 Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Banks totaling $13.3 million and at December 31, 2011, investments totaled $12.4 million.

At December 31, 2012, Horizon did not maintain a trading account.

For more information about securities, see Note 4 (Investment Securities) to the consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Loans

Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $1.19 billion at December 31, 2012. The current level of loans is an increase of 21.1% from the December 31, 2011, level of $983.2 million. The table below provides comparative detail on the loan categories.

	December 31	December 31	Dollar	Percent
	2012	2011	Change	Change
Commercial
Working capital and equipment	$198,805	$170,325	$28,480	16.7%
Real estate, including agriculture	247,108	172,910	74,198	42.9%
Tax exempt	4,579	3,818	761	19.9%
Other	9,979	5,323	4,656	87.5%

Total	460,471	352,376	108,095	30.7%
Real estate
1–4 family	185,940	153,039	32,901	21.5%
Other	3,774	4,102	(328)	-8.0%

Total	189,714	157,141	32,573	20.7%
Consumer
Auto	142,149	134,686	7,463	5.5%
Recreation	5,163	4,737	426	9.0%
Real estate/home improvement	29,989	27,729	2,260	8.2%
Home equity	104,974	92,249	12,725	13.8%
Unsecured	4,194	3,183	1,011	31.8%
Other	2,615	2,793	(178)	-6.4%

Total	289,084	265,377	23,707	8.9%
Mortgage warehouse	251,448	208,299	43,149	20.7%

Total loans	1,190,717	983,193	207,524	21.1%
Allowance for loan losses	(18,270)	(18,882)	612

Loans, net	$1,172,447	$964,311	$208,136

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

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31	December 31	December 31
	2012	2011	2010
Commercial	$393,580	$339,072	$320,783
Real estate	179,622	170,790	163,597
Mortgage warehouse	193,006	90,316	124,787
Consumer	277,412	262,320	269,014

Total average loans	$1,043,620	$862,498	$878,181

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Residential Real Estate Loans

Residential real estate loans totaled $189.7 million or 15.9% of total loans as of December 31, 2012, compared to $157.1 million or 16.0% of total loans as of December 31, 2011. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2012 was primarily related to the $20.8 million of real estate loans acquired in the Heartland acquisition along with organic growth net of principal reductions from payments.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2012, $105.0 million in home equity lines of credit compared to $92.2 million at December 31, 2011. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credits lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the table above and in Note 5 of the consolidated financial statements.

Residential real estate lending is a highly competitive business. As of December 31, 2012, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2012			December 31, 2011
		Percent of			Percent of
	Amount	Portfolio	Yield	Amount	Portfolio	Yield
Fixed rate
Monthly payment	$93,999	49.5%	4.77%	$57,219	36.4%	5.34%
Biweekly payment	483	0.3%	6.38%	677	0.4%	6.34%
Adjustable rate
Monthly payment	95,232	50.2%	4.29%	99,245	63.2%	4.72%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Sub total	189,714	100.0%	4.53%	157,141	100.0%	4.95%

Loans held for sale	13,744			14,090

Total real estate loans	$203,458			$171,231

The increase in fixed rate loans during 2012 was primarily due to the real estate loans acquired in the Heartland acquisition along with organic growth from retaining a portion of originated 10 and 15 year real estate loans. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2012 and 2011, approximately $386.9 million and $275.9 million of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $772.1 million and $599.1 million at December 31, 2012 and 2011.

The Bank began capitalizing mortgage servicing rights during 2000, and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2012, totaled approximately $6.6 million compared to the carrying value of $5.1 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	December 31	December 31	December 31
	2012	2011	2010
Mortgage servicing rights
Balances, January 1	$5,049	$4,175	$3,010
Servicing rights capitalized	2,439	1,866	2,000
Amortization of servicing rights	(1,319)	(992)	(835)

Balances, December 31	6,169	5,049	4,175

Impairment allowance
Balances, January 1	(856)	(803)	(139)
Additions	(762)	(792)	(776)
Reductions	594	739	112

Balances, December 31	(1,024)	(856)	(803)

Mortgage servicing rights, net	$5,145	$4,193	$3,372

Commercial Loans

Commercial loans totaled $460.5 million, or 38.7% of total loans as of December 31, 2012, compared to $352.4 million, or 35.8% as of December 31, 2011. The increase during 2012 was primarily related to the $70.3 million of commercial loans acquired in the Heartland acquisition along with organic growth net of principal reductions from payments.

Commercial loans consisted of the following types of loans at December 31:

	December 31, 2012			December 31, 2011
			Percent of			Percent of
	Number	Amount	Portfolio	Number	Amount	Portfolio
SBA guaranteed loans	155	$26,421	5.7%	118	$20,646	5.9%
Municipal government	1	740	0.2%	2	831	0.2%
Lines of credit	522	58,409	12.7%	357	45,072	12.8%
Real estate and equipment term loans	1,400	374,901	81.4%	912	285,827	81.1%

Total	2,078	$460,471	100.0%	1,389	$352,376	100.0%

Fixed rate term loans with a book value of $81.0 million and a fair value of $78.8 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2012 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are level 3 inputs under the fair value hierarchy as described above.

At December 31, 2012 the commercial loan portfolio held $87.0 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $76.9 million were at their floor at December 31, 2011.

Consumer Loans

Consumer loans totaled $289.1 million, or 24.3% of total loans as of December 31, 2012, compared to $265.4 million, or 27.0% as of December 31, 2011. The increase during 2012 was primarily related to the $23.4 million of consumer loans acquired in the Heartland acquisition along with organic growth net of principal reductions from payments.

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

Allowance and Provision for Loan Losses/Critical Accounting Policy

At December 31, 2012, the allowance for loan losses was $18.3 million, or 1.52% of total loans outstanding, compared to $18.9 million, or 1.89% at December 31, 2011. The decrease in the ratio was primarily due to the increase in total loans resulting from the Heartland acquisition in which loans were recorded at fair value with no allowance allocated to them at December 31, 2012. During 2012, the expense for provision for loan losses totaled $3.5 million compared to $5.3 million in 2011.

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis. For the year 2012, the provision of $3.5 million represented a 34.0% decrease from the prior year due to a reduction in net charge-offs. Loan charge-offs continue to require provisions for loan losses during the year but appeared to be stabilizing as the amount of charge-offs have decreased during 2012 compared to 2011. As the Company’s non-performing loans decrease and charge-off experience improves, the assessment for the adequacy of the ALLL reduces the ALLL balance resulting in provision expense less than charge-offs.

Despite the decreased allowance, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2012.

Non-performing Loans

Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31	December 31	December 31
	2012	2011	2010
Non-performing loans	$23,779	$20,143	$21,428

Non-performing loans total 130.2%, 106.7% and 112.4% of the allowance for loan losses at December 31, 2012, 2011 and 2010, respectively. Non-performing loans at December 31, 2012 totaled $23.8 million, which was 1.97% of total loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

This was an increase from a balance of $20.1 million on December 31, 2011, but a decrease as a percent of total loans from 2.02%.

Non-performing loans totaled $23.8 million on December 31, 2012, an increase from $20.1 million on December 31, 2011. The increase from December 31, 2011 was due to the Heartland acquisition. Excluding Heartland, non-performing loans would have declined to $16.5 million at December 31, 2012. At December 31, 2012, loans acquired in the Heartland acquisition represented $7.3 million of non-performing loans.

A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral. (See Note 7 of the audited financial statements for further discussion of impaired loans.)

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

Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31	December 31	December 31
	2012	2011	2010
Other real estate owned	$2,565	$2,800	$2,664

OREO totaled $2.6 million on December 31, 2012, a decrease from $2.8 million on December 31, 2011. On December 31, 2012, OREO was comprised of 20 properties. Of these properties, five totaling $1.3 million were commercial real estate and 15 totaling $1.3 million were residential real estate.

No mortgage warehouse loans were non-performing or OREO as of December 31, 2012, 2011 or 2010.

Deferred Tax

Horizon had a net deferred tax asset at December 31, 2012 totaling $3.1 million and a net deferred tax liability at December 31, 2011 totaling $485,000. The following table shows the major components of deferred tax:

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	December 31	December 31
	2012	2011
Assets
Allowance for loan losses	$6,442	$7,079
Net operating loss	1,452	—
Intangible assets	2,151	—
Director and employee benefits	1,357	1,150
Other	581	534

Total assets	11,983	8,763

Liabilities
Depreciation	(1,418)	(1,545)
Difference in expense recognition	(519)	(66)
State tax	(374)	—
Federal Home Loan Bank stock dividends	(296)	(272)
Difference in basis of intangible assets	—	(1,843)
FHLB Penalty	(748)	(965)
Unrealized gain on securities available for sale	(4,901)	(4,222)
Other	(580)	(335)

Total liabilities	(8,836)	(9,248)

Net deferred tax asset (liability)	$3,147	$(485)

Horizon anticipates continued earnings and therefore determined there is no impairment to this asset.

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $1.3 billion at December 31, 2012, compared to $1.0 billion at December 31, 2011, or an increase of 28.1%. Average deposits and rates by category for the three years ended December 31, 2012 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Year Ending December 31			Year Ending December 31
	2012	2011	2010	2012	2011	2010
Noninterest-bearing demand deposits	$165,340	$119,504	$97,665
Interest-bearing demand deposits	489,877	376,383	359,411	0.14%	0.15%	0.22%
Savings deposits	106,898	83,374	61,175	0.11%	0.16%	0.23%
Money market	90,339	83,958	78,561	0.13%	0.12%	0.16%
Time deposits	305,766	343,972	372,379	1.72%	2.19%	2.60%

Total deposits	$1,158,220	$1,007,191	$969,191

The $155.6 million increase in average deposits during 2012 was primarily from the $211.2 million of deposits acquired in the Heartland acquisition which closed in July 2012. The transactional accounts average balances, as the lower cost funding sources, increased $192.5 million and the average balances for higher cost time deposits declined $37.0 million. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2012:

Due in three months or less	$19,416
Due after three months through six months	15,818
Due after six months through one year	29,302
Due after one year	89,150

Total	$153,686

Interest expense on time certificates of $100,000 or more was approximately $2.9 million, $3.6 million, and $4.5 million for 2012, 2011 and 2010.

Off-Balance Sheet Arrangements

As of December 31, 2012, Horizon did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

The following tables summarize Horizon’s contractual obligations and other commitments to make payment as of December 31, 2012:

		Within	One to	Three to	After Five
	Total	One Year	Three Years	Five Years	Years
Deposits	$315,131	$140,877	$83,704	$59,192	$31,358
Borrowings (1)	345,764	186,768	21,034	78,589	59,373
Subordinated debentures (2)	32,331	—	—	—	32,331

(1)

Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 12 in Horizon’s Consolidated Financial Statements.

(2)

Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009 and Heartland in 2011. See Note 13 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
		Greater
	Within One	Than
	Year	One Year
Letters of credit	$1,576	$10
Unfunded loan commitments	116,792	212,124

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2012. Stockholders’ equity totaled $159.0 million as of December 31, 2012, compared to $121.5 million as of December 31, 2011. At year-end 2012, the ratio of stockholders’ equity to assets was 8.60%, compared to 7.85% for 2011. Tangible equity to tangible assets was 6.73% at December 31, 2012, compared to 6.55% at December 31, 2011. Book value per common share at December 31, 2012 increased to $17.00, compared to $14.68 at December 31, 2011. Horizon’s capital increased during 2012 as a result of the issuance of common stock for the Heartland acquisition, earnings, an increase in other comprehensive income and the exercise of stock options, net of tax, and offset by dividends declared.

In December 2008, Horizon received an investment of $25 million through participation in the Treasury’s Capital Purchase Program. Under the program, the Treasury acquired 25,000 Series A shares of Horizon’s Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock), which was required to pay a 5% per annum dividend for the first five years of

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

the investment (a total of $1,250,000 a year) and 9% per annum thereafter (a total of $2,250,000 a year) until Horizon redeemed the shares. The preferred shares qualified as Tier I capital. As part of its investment, the Treasury also received a warrant to purchase 477,234 shares of common stock of Horizon, with an exercise price of $7.86 per share. On August 25, 2011, the Company completed the redemption of the Series A Preferred Stock.

On August 25, 2011, the Company sold 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), for aggregate consideration of $12.5 million, to the Treasury pursuant to the Small Business Lending Fund program. Concurrently with this transaction, Horizon redeemed all 18,750 shares of our Series A Preferred Stock that remained outstanding under the Treasury’s Capital Purchase Program. The redemption of the Series A Preferred stock was funded by the $12.5 million in proceeds from the sale of the Series B Preferred Stock together with other available funds.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending December 31, 2012, the dividend cost was approximately $156,250, or 5.0% annualized. For the first quarter of 2013, the dividend cost will be approximately $146,168, or 4.7% annualized, for the second quarter of 2013, the dividend cost will be approximately $140,573 or 4.5% annualized and for the third quarter of 2013, the dividend cost will be approximately $62,500 or 2.0% annualized. The Company plans to reserve cash so that it has the ability to redeem this preferred stock if and when the cost of this capital exceeds the cost of other forms of capital.

Horizon declared dividends in the amount of $.38 per share in 2012, $.31 per share in 2011, and $.30 per share in 2010. The dividend payout ratio (dividends as a percent of net income) was 15.9% for 2012, 20.1% for 2011, and 24.6% for 2010. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% (2.26% at December 31, 2012) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% (1.95% at December 31, 2012) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (2.96% at December 31, 2012) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust) to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.16% at December 31, 2012) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.8 million, net of the remaining purchase discount, at December 31, 2012.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland. formed Heartland (IN) Statutory Trust II a wholly owned business trust (Heartland Trust) to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (1.98% at December 31, 2012) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.5 million, net of the remaining purchase discount, at December 31, 2012.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Results of Operations

Net Income

Consolidated net income was $19.5 million or $2.30 per diluted share in 2012, $12.8 million or $1.51 per diluted share in 2011, and $10.5 million or $1.21 per diluted share in 2010. Diluted earnings per share were reduced by $0.06 for the twelve months ending December 31, 2012, $0.17 for the twelve months ending December 31, 2011 and $0.19 for the twelve months ending December 31, 2010 resulting from the decrease in preferred stock dividends and the accretion of the discount on the preferred stock.

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

The reduction in interest rates during 2012 and 2011 has influenced the cost of the Company’s interest bearing liabilities more significantly than the reduction in yields received on the Company’s interest earning assets, resulting in an increase of the net interest margin during 2012. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Net interest income during 2012 was $58.2 million, an increase of $10.1 million or 21.0% over the $48.1 million earned in 2011. Yields on the Company’s interest-earning assets decreased by 15 basis points to 4.83% during 2012 from 4.98% in 2011. Interest income increased $7.9 million to $72.5 million for 2012 from $64.6 million in 2011. This increase was due to increased volume in interest earning assets partially offset by the lower yield on interest earning assets. Interest income was also increased due to the recognition of approximately $1.5 million of interest income from the Heartland loan discounts.

Rates paid on interest-bearing liabilities decreased by 32 basis points during the same period due to the lower interest rate environment. Interest expense decreased $2.2 million from $16.5 million for 2011 to $14.3 million in 2012. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a larger decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, along with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 15 basis points from 3.74% for 2011 to 3.89% in 2012. The increase in the margin in 2012 compared to 2011 was due to the recognition of approximately $1.5 million of interest income from the Heartland loan discounts. Excluding the interest income recognized from the loan discounts, the margin would have been 3.81% for 2012.

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$5,609	$13	0.23%	$20,307	$49	0.24%	$23,917	$53	0.22%
Interest-earning deposits	2,770	6	0.22%	7,262	2	0.03%	8,684	17	0.20%
Investment securities—taxable	365,693	8,814	2.41%	332,551	10,150	3.05%	282,507	9,535	3.38%
Investment securities—non-taxable (1)	115,398	3,968	4.65%	111,934	4,073	5.20%	108,809	4,148	5.45%
Loans receivable (2)(3)(4)	1,043,620	59,727	5.73%	862,498	50,340	5.84%	878,181	54,738	6.24%

Total interest-earning assets (1)	1,533,090	72,528	4.83%	1,334,552	64,614	4.98%	1,302,098	68,491	5.40%
Noninterest-earning assets
Cash and due from banks	19,365			15,834			15,341
Allowance for loan losses	(18,738)			(19,047)			(17,058)
Other assets	112,739			98,069			93,671

	$1,646,456			$1,429,408			$1,394,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$992,880	$6,206	0.63%	$887,687	$8,346	0.94%	$871,526	$10,711	1.23%
Borrowings	297,597	6,166	2.07%	261,255	6,334	2.42%	264,293	8,476	3.21%
Subordinated debentures	32,408	1,950	6.02%	31,446	1,821	5.79%	32,005	1,688	5.27%

Total interest-bearing liabilities	1,322,885	14,322	1.08%	1,180,388	16,501	1.40%	1,167,824	20,875	1.79%
Noninterest-bearing liabilities
Demand deposits	165,340			119,504			97,665
Accrued interest payable and other liabilities	16,190			10,841			10,466
Shareholders’ equity	142,041			118,675			118,097

	$1,646,456			$1,429,408			$1,394,052

Net interest income/spread		$58,206	3.75%		$48,113	3.58%		$47,616	3.61%

Net interest income as a percent of average interest earning assets (1)			3.89%			3.74%			3.80%

(1)

Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2012.

(2)	Yields are presented on a tax-equivalent basis.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans aggregated $5.0 million, $3.5 million, and $3.9 million in 2012, 2011 and 2010.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

		2012 - 2011			2011 -2010
		Change	Change		Change	Change
	Total	Due To	Due To	Total	Due To	Due To
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Federal funds sold	$(36)	$(34)	$(2)	$(4)	$(8)	$4
Interest-earning deposits	4	(2)	6	(15)	(2)	(13)
Investment securities — taxable	(1,336)	943	(2,279)	615	1,585	(970)
Investment securities — non-taxable	(105)	176	(281)	(75)	167	(242)
Loans receivable	9,387	10,391	(1,004)	(4,398)	(965)	(3,433)

Total interest income	7,914	11,474	(3,560)	(3,877)	777	(4,654)

Interest Expense
Interest-bearing deposits	(2,140)	902	(3,042)	(2,365)	195	(2,560)
Borrowings	(168)	817	(985)	(2,142)	(96)	(2,046)
Subordinated debentures	129	57	72	133	(30)	163

Total interest expense	(2,179)	1,776	(3,955)	(4,374)	69	(4,443)

Net interest income	$10,093	$9,698	$395	$497	$708	$(211)

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

Rates paid on interest-bearing liabilities decreased by 39 basis points during the same period due to the lower interest rate environment. Interest expense decreased $4.4 million from $20.9 million for 2010 to $16.5 million in 2011. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a larger decrease in the yield on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities, offset with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin decreased 6 basis points from 3.80% for 2010 to 3.74% for 2011.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of its loan portfolios. During 2012, the provision for loan losses totaled $3.5 million, compared to $5.3 million in the prior year. Commercial loan net charge-offs during 2012 were $1.6 million, residential mortgage loan net charge-offs were $520,000, and installment loan net charge-offs were $2.0 million. Loan charge-offs continue to require provisions for loan losses during the year but appeared to be decreasing as the amount of charge-offs decreased during 2012 compared to 2011. The provision for loan losses during 2012 also included $431,000 of charge-offs related to the credit losses resulting from the Heartland loans acquired that exceeded the loan discounts recorded at the time of the acquisition.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-interest Income

The following is a summary of changes in non-interest income:

	Twelve Months Ended		2011 to 2012			2010 to 2011
	December 31 2012	December 31 2011	Amount Change	Percent Change	December 31 2010	Amount Change	Percent Change
Other income
Service charges on deposit accounts	$3,470	$3,164	$306	9.7%	$3,607	$(443)	-12.3%
Wire transfer fees	892	619	273	44.1%	756	(137)	-18.1%
Interchange fees	3,122	2,594	528	20.4%	2,247	347	15.4%
Fiduciary activities	3,997	3,983	14	0.4%	3,979	4	0.1%
Gain on sale of securities	2	1,777	(1,775)	-99.9%	533	1,244	233.4%
Gain on sale of mortgage loans	14,123	6,449	7,674	119.0%	7,538	(1,089)	-14.4%
Mortgage servicing net of impairment	234	267	(33)	-12.4%	(565)	832	-147.3%
Increase in cash surrender value of bank owned life insurance	1,025	891	134	15.0%	803	88	11.0%
Death benefit on officer life insurance	—	453	(453)	-100.0%	—	453	0.0%
Other income	466	102	364	356.9%	1,008	(906)	-89.9%

Total other income	$27,331	$20,299	$7,032	34.6%	$19,906	$393	2.0%

The increase in service charges on deposit accounts and interchange fee income has been the result of growth in transactional deposit accounts during 2012. Wire transfer fee income increased compared to the prior year as the Company’s mortgage warehouse lending had more activity due to increased residential mortgage loan refinancing volume compared to 2011. During 2012, the Company originated approximately $386.9 million of mortgage loans to be sold on the secondary market, compared to $275.9 million last year. The increased volume in the secondary market sales and a higher percentage gains on the sale of mortgage loans compared to 2011 increased the overall gain on sale of mortgage loans compared to the prior year. The increase in the cash surrender value of bank owned life insurance during 2012 was due to additional life insurance from the Heartland acquisition and an increase in the investment return. These increases were offset by decreases in gain on the sale of securities and death benefit on officer life insurance compared to 2011.

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Twelve Months Ended		2011 to 2012			2010 to 2011
	December 31 2012	December 31 2011	Amount Change	Percent Change	December 31 2010	Amount Change	Percent Change
Other expense
Salaries	$18,471	$15,254	$3,217	21.1%	$14,396	$858	6.0%
Commission and bonuses	4,878	3,277	1,601	48.9%	3,731	(454)	-12.2%
Employee benefits	5,034	4,344	690	15.9%	3,963	381	9.6%
Net occupancy expenses	4,529	4,267	262	6.1%	4,195	72	1.7%
Data processing	2,717	2,006	711	35.4%	1,925	81	4.2%
Professional fees	1,990	1,497	493	32.9%	1,701	(204)	-12.0%
Outside services and consultants	2,313	1,741	572	32.9%	1,694	47	2.8%
Loan expense	4,276	3,586	690	19.2%	3,208	378	11.8%
FDIC deposit insurance	1,108	1,220	(112)	-9.2%	1,635	(415)	-25.4%
Other losses	619	2,383	(1,764)	-74.0%	504	1,879	372.8%
Other expenses	8,089	6,572	1,517	23.1%	5,619	953	17.0%

Total other expense	$54,024	$46,147	$7,877	17.1%	$42,571	$3,576	8.4%

Salaries, commission and bonuses, and employee benefits increased during 2012 compared to 2011. These increases were primarily the result of changes to annual merit pay, increased employee benefits costs, commissions earned and bonus accruals. In addition, compensation expense was higher due to the Heartland merger and directly related to Horizon’s investment in growth markets. Net occupancy expense also increased due to the Heartland transaction and the Company’s expansion efforts. Data processing, professional fees, outside services and consultants and other expenses increased during 2012 due to the Heartland acquisition and from the cost of continued growth and expansion. Loan expense increased in 2012 compared to 2011 due to problem loan, bankruptcy, collection costs and indirect loan dealer fees. Included in 2012’s

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

non-interest expense was approximately $1.5 million of transaction expenses directly related to the Heartland acquisition. FDIC deposit insurance expense decreased during 2012 compared to 2011 as assessment calculations have resulted in lower expense for the Bank. Other losses were down in 2012 due to 2011 including $798,000 pre-payment penalty for the repayment of an FHLB advance before its scheduled maturity, $597,000 in OREO write downs, $528,000 from write downs on two bank-owned properties from branches that were closed and $210,000 lawsuit settlement.

Income Taxes

Income tax expense for 2012 was $8.4 million, compared to $4.2 million of tax expense for during 2011. The effective tax rate for 2012 was 30.2% compared to 24.6% in 2011 and 22.0% in 2010. The increase in the effective tax rates in 2012 was primarily due to higher income before income tax.

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). At December 31, 2012, Horizon had available approximately $349.6 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:

•

Horizon had outstanding borrowings of over $114.6 million with the FHLB and total borrowing capacity with the FHLB of $351.9 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Continued and additional financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or FHLB could change collateral requirements, which could lower the Company’s borrowing availability.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon had a total of $119.0 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.

•

Horizon had a total of $87.8 million of available collateral at the Federal Reserve Bank secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

•

A downgrade in Horizon’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

•	Horizon anticipates spending $5.0 million for premises and equipment during 2013, including two full service offices. These purchases will be funded through normal operations.

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

During 2012, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $132.2 million and increase in deposits by $73.0 million. Cash flows were used to purchase investments totaling $113.9 million, increase in loans totaling $102.6 million and decrease borrowings by $25.4 million. The net cash and cash equivalent position increased by $10.3 million during 2012.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2012. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After one	After three	After
		Within	but within	but within	five
(dollars in thousands)	Total	one year	three years	five years	years
Remaining contractual maturities of time deposits	$315,131	$140,878	$83,704	$59,191	$31,358
Borrowings	345,764	186,767	21,034	78,590	59,373
Subordinated debentures	32,331	—	—	—	32,331
Loan Commitments	328,916	328,916	—	—	—
Preferred stock	12,500	—	12,500	—	—
Letters of credit	1,586	1,586	—	—	—

Total	$1,036,228	$658,147	$117,238	$137,781	$123,062

Interest Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on one model that assumes a lag in repricing, at December 31, 2012, the amount of assets that reprice within one year was 246% of liabilities that reprice within one year. At December 31, 2011, this same model, reported that the amount of assets that reprice within one year was approximately 183% of the amount of liabilities that reprice within the same time period. The year 2012 was a declining rate environment and the rates on liabilities continued to reprice at lower rates due to management’s ability to lower those rates. The impact of the interest rate reduction along with interest rate floors on certain loans positively impacted the net interest margin during 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Rate Sensitivity
		> 3 Months		Greater
	3 Months	& < 6	> 6 Months	Than 1
	or Less	Months	& < 1 Year	Year	Total
Loans	$619,830	$97,720	$149,828	$337,084	$1,204,462
Federal Funds Sold	13	—	—	—	13
Interest-Bearing balances with Banks	2,492	—	—	—	2,492
Investment securities with FRB and
FHLB stock	41,621	33,541	49,934	371,038	496,134
Other assets	—	—	—	145,126	145,126

Total Assets	$663,956	$131,261	$199,762	$853,248	$1,848,227

Noninterest-bearing deposits	$5,336	$5,336	$10,672	$187,856	$209,200
Interest-bearing deposits	69,988	57,478	103,859	853,626	1,084,951
Borrowed Funds	146,881	1,813	3,463	225,939	378,096
Other Liabilities	—	—	—	17,012	17,012
Stockholders’ equity	—	—	—	158,968	158,968

Total liabilities and stockholder’s equity	$222,205	$64,627	$117,994	$1,443,401	$1,848,227

GAP	$441,751	$66,634	$81,768	$(590,153)
Cumulative GAP	$441,751	$508,385	$590,153

Included in the GAP analysis are certain interest-bearing demand accounts and savings accounts. These interest-bearing accounts are subject to immediate withdrawal. However, Horizon considers approximately 87% of these deposits to be insensitive to gradual changes in interest rates and generally to behave like deposits with longer maturities based upon historical experience and management’s ability to change rates. Due to management’s ability to change some deposit rates along with $452.6 million of Horizon’s adjustable rate loans at their floor, another model was developed to better assist management in determining the balance sheet repricing sensitivity to these variables. This model reported that the amount of assets that reprice within one year was approximately 76% of the amount of liabilities that reprice within the same time period. Management utilizes both models to best determine its balance sheet management strategy.

	Repricing Sensitivity
		> 3 Months		Greater
	3 Months	& < 6	> 6 Months	Than 1
	or Less	Months	& < 1 Year	Year	Total
Loans	$619,830	$97,720	$149,828	$337,084	$1,204,462
Federal Funds Sold	13	—	—	—	13
Interest-Bearing balances with Banks	2,492	—	—	—	2,492
Investment securities with FRB and
FHLB stock	41,621	33,541	49,934	371,038	496,134
Other assets	—	—	—	145,126	145,126

Total Assets	$663,956	$131,261	$199,762	$853,248	$1,848,227

Noninterest-bearing deposits	$209,200	$—	$—	$—	$209,200
Interest-bearing deposits	813,228	36,188	61,282	174,253	1,084,951
Borrowed Funds	188,002	108	167	189,819	378,096
Other Liabilities	—	—	—	17,012	17,012
Stockholders’ equity	—	—	—	158,968	158,968

Total liabilities and stockholder’s equity	$1,210,430	$36,296	$61,449	$540,052	$1,848,227

GAP	$(546,474)	$94,965	$138,313	$313,196
Cumulative GAP	$(546,474)	$(451,509)	$(313,196)

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

The table, which follows, provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2012. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Quantitative Disclosure of Market Risk

								Fair Value
						2018		December 31
	2013	2014	2015	2016	2017	& Beyond	Total	2012
Rate-sensitive assets
Fixed interest rate loans	$272,007	$113,264	$68,920	$40,646	$21,408	$52,518	$568,763	$529,661
Average interest rate	5.30%	5.45%	5.32%	5.25%	5.22%	5.52%	5.35%
Variable interest rate loans	584,159	17,091	11,410	9,390	6,401	7,247	635,698	703,840
Average interest rate	4.43%	4.60%	4.25%	4.06%	4.26%	4.02%	4.42%

Total loans	856,166	130,355	80,330	50,036	27,809	59,765	1,204,461	1,233,501
Average interest rate	4.71%	5.34%	5.16%	5.02%	5.00%	5.34%	4.86%
Securities, including FRB and FHLB stock	125,097	89,282	58,405	55,007	27,540	140,804	496,134	496,134
Average interest rate	3.08%	2.94%	3.24%	3.63%	3.54%	3.91%	3.40%
Other interest-bearing assets	2,506	—	—	—	—	—	2,506	2,506
Average interest rate	0.48%	0.00%	0.00%	0.00%	0.00%	0.00%	0.48%

Total earnings assets	$983,769	$219,637	$138,735	$105,042	$55,349	$200,569	$1,703,101	$1,732,141

Average interest rate	4.49%	4.37%	4.35%	4.30%	4.37%	4.34%	4.43%
Rate-sensitive liabilities
Noninterest-bearing deposits	$21,895	$19,161	$17,201	$15,441	$13,862	$121,639	$209,200	$209,200
NOW accounts	55,941	50,040	44,760	40,038	35,814	303,656	530,250	530,620
Average interest rate	0.14%	0.14%	0.14%	0.14%	0.14%	0.14%	0.14%
Savings and money market accounts	29,213	24,979	21,421	18,427	15,900	124,339	234,279	237,581
Average interest rate	0.14%	0.14%	0.14%	0.13%	0.13%	0.10%	0.12%
Certificates of deposit	146,170	51,833	31,871	29,369	29,822	31,358	320,423	323,983
Average interest rate	0.95%	1.61%	1.95%	3.04%	2.85%	2.16%	1.64%

Total deposits	253,219	146,012	115,254	103,276	95,398	580,993	1,294,152	1,301,384
Average interest rate	0.60%	0.64%	0.62%	0.94%	0.96%	0.21%	0.48%
Fixed interest rate borrowings	141,368	251	20,783	21,956	56,634	61,325	302,317	309,444
Average interest rate	0.49%	4.64%	2.28%	2.76%	3.89%	3.30%	1.99%
Variable interest rate borrowings	75,778	—	—	—	—	—	75,778	75,715
Average interest rate	2.49%	0.00%	0.00%	0.00%	0.00%	0.00%	2.49%

Total funds	$470,365	$146,264	$136,037	$125,231	$152,032	$642,318	$1,672,246	$1,686,543

Average interest rate	0.87%	0.65%	0.87%	1.26%	2.05%	0.50%	0.85%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in management’s discussion and analysis of financial condition and results of operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Financial Statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	December 31	December 31
	2012	2011
Assets
Cash and due from banks	$30,735	$20,447
Investment securities, available for sale	482,801	431,045
Investment securities, held to maturity	—	7,100
Loans held for sale	13,744	14,090
Loans, net of allowance for loan losses of $18,270 and $18,882	1,172,447	964,311
Premises and equipment	42,184	34,665
Federal Reserve and Federal Home Loan Bank stock	13,333	12,390
Goodwill	19,748	5,910
Other intangible assets	4,048	2,292
Interest receivable	7,716	6,671
Cash value life insurance	35,192	30,190
Other assets	26,279	18,051

Total assets	$1,848,227	$1,547,162

Liabilities
Deposits
Non-interest bearing	$209,200	$130,673
Interest bearing	1,084,953	879,192

Total deposits	1,294,153	1,009,865
Borrowings	345,764	370,111
Subordinated debentures	32,331	30,676
Interest payable	560	596
Other liabilities	16,451	14,449

Total liabilities	1,689,259	1,425,697

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value
Authorized, 1,000,000 Series B shares
Issued 12,500 and 12,500 shares	12,500	12,500
Common stock, no par value
Authorized, 22,500,000 shares
Issued, 8,693,471 and 7,450,794 shares	—	—
Outstanding, 8,617,466 and 7,421,544 shares
Additional paid-in capital	31,965	11,736
Retained earnings	105,402	89,387
Accumulated other comprehensive income	9,101	7,842

Total stockholders’ equity	158,968	121,465

Total liabilities and stockholders’ equity	$1,848,227	$1,547,162

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2012	2011	2010
Interest Income
Loans receivable	$59,727	$50,340	$54,738
Investment securities
Taxable	8,833	10,201	9,605
Tax exempt	3,968	4,073	4,148

Total interest income	72,528	64,614	68,491

Interest Expense
Deposits	6,206	8,346	10,711
Borrowed funds	6,166	6,334	8,476
Subordinated debentures	1,950	1,821	1,688

Total interest expense	14,322	16,501	20,875

Net Interest Income	58,206	48,113	47,616
Provision for loan losses	3,524	5,282	11,554

Net Interest Income after Provision for Loan Losses	54,682	42,831	36,062

Other Income
Service charges on deposit accounts	3,470	3,164	3,607
Wire transfer fees	892	619	756
Interchange fees	3,122	2,594	2,247
Fiduciary activities	3,997	3,983	3,979
Gain on sale of investment securities	2	1,777	533
Gain on sale of mortgage loans	14,123	6,449	7,538
Mortgage servicing income net of impairment	234	267	(565)
Increase in cash value of bank owned life insurance	1,025	891	803
Death benefit on bank owned life insurance	—	453	—
Other income	466	102	1,008

Total other income	27,331	20,299	19,906

Other Expenses
Salaries and employee benefits	28,383	22,875	22,090
Net occupancy expenses	4,529	4,267	4,195
Data processing	2,717	2,006	1,925
Professional fees	1,990	1,497	1,701
Outside services and consultants	2,313	1,741	1,694
Loan expense	4,276	3,586	3,208
FDIC insurance expense	1,108	1,220	1,635
Other losses	619	2,383	504
Other expenses	8,089	6,572	5,619

Total other expenses	54,024	46,147	42,571

Income Before Income Tax	27,989	16,983	13,397
Income tax expense	8,446	4,186	2,942

Net Income	19,543	12,797	10,455
Preferred stock dividend and discount accretion	(481)	(1,325)	(1,406)

Net Income Available to Common Shareholders	$19,062	$11,472	$9,049

Basic Earnings Per Share	$2.39	$1.55	$1.23
Diluted Earnings Per Share	2.30	1.51	1.21

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31
	2012	2011	2010
Net Income	$19,543	$12,797	$10,455

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes of $(203) for 2012, $(1,239) for 2011 and $(631) for 2010, respectively	(376)	(2,300)	(1,172)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $881 for 2012, $4,819 for 2011 and $(998) for 2010, respectively	1,636	8,949	(1,853)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $1 for 2012, $622 for 2011 and $187 for 2010, respectively	1	1,155	346

	1,259	5,494	(3,371)

Comprehensive Income	$20,802	$18,291	$7,084

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balances, January 1, 2010	$24,306	$11,149	$73,431	$5,719	$114,605
Net income			10,455		10,455
Redemption of preferred stock	(6,250)				(6,250)
Other comprehensive income (loss), net of tax:				(3,371)	(3,371)
Amortization of unearned compensation		68			68
Issuance of restricted shares		34			34
Exercise of stock options		197			197
Stock option expense		30			30
Cash dividends on preferred stock (5.00%)			(1,245)		(1,245)
Cash dividends on common stock ($.30 per share)			(2,240)		(2,240)
Accretion of discount on preferred stock	161		(161)		—

Balances, December 31, 2010	$18,217	$11,478	$80,240	$2,348	$112,283
Net income			12,797		12,797
Other comprehensive income, net of tax:				5,494	5,494
Redemption of preferred stock	(18,750)				(18,750)
Issuance of preferred stock	12,500				12,500
Amortization of unearned compensation		100			100
Issuance of restricted shares		60			60
Exercise of stock options		63			63
Stock option expense		35			35
Cash dividends on preferred stock (5.00%)			(792)		(792)
Cash dividends on common stock ($.31 per share)			(2,325)		(2,325)
Accretion of discount on preferred stock	533		(533)		—

Balances, December 31, 2011	$12,500	$11,736	$89,387	$7,842	$121,465
Net income			19,543		19,543
Other comprehensive income, net of tax				1,259	1,259
Amortization of unearned compensation		187			187
Issuance of restricted shares		115			115
Exercise of stock options		226			226
Stock option expense		33			33
Stock issued from acquisition		19,668			19,668
Cash dividends on preferred stock (3.85%)			(481)		(481)
Cash dividends on common stock ($.38 per share)			(3,047)		(3,047)

Balances, December 31, 2012	$12,500	$31,965	$105,402	$9,101	$158,968

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2012	2011	2010
Operating Activities
Net income	$19,543	$12,797	$10,455
Items not requiring (providing) cash
Provision for loan losses	3,524	5,282	11,554
Depreciation and amortization	2,875	2,520	2,320
Share based compensation	33	35	30
Issuance of restricted stock	115	60	34
Mortgage servicing rights impairment	168	53	664
Premium amortization on securities available for sale, net	3,344	2,311	1,946
Gain on sale of investment securities	(2)	(1,777)	(533)
Gain on sale of mortgage loans	(14,123)	(6,449)	(7,538)
Proceeds from sales of loans	401,068	282,306	286,960
Loans originated for sale	(386,945)	(275,857)	(281,705)
Change in cash value of life insurance	(990)	5	(770)
(Gain) loss on sale of other real estate owned	129	206	(393)
Net change in
Interest receivable	(225)	(152)	—
Interest payable	(126)	(185)	(354)
Other assets	1,030	286	183
Other liabilities	(3,072)	971	2,057

Net cash provided by operating activities	26,346	22,412	24,910

Investing Activities
Purchases of securities available for sale	(113,945)	(193,494)	(203,840)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	125,071	155,343	204,647
Purchase of securities held to maturity	—	(9,437)	(24,732)
Proceeds from maturities of securities held to maturity	7,100	12,837	11,167
Proceeds from the sale of Federal Home Loan Bank stock	—	1,274	861
Net change in loans	(102,580)	(105,678)	32,577
Proceeds on the sale of OREO and repossessed assets	4,672	2,424	6,137
Purchases of premises and equipment	(6,984)	(2,442)	(2,414)
Purchases of bank owned life insurance	—	(3,000)	—
Acquisition of Heartland	26,283
Purchases and assumption of ATSB	—	—	3,412

Net cash (provided by) used in by investing activities	(60,383)	(142,173)	27,815

Financing Activities
Net change in
Deposits	73,042	24,367	(64,227)
Borrowings	(25,415)	109,462	(31,979)
Redemption of preferred stock	—	(18,750)	(6,250)
Issuance of preferred stock	—	12,500	—
Proceeds from issuance of stock	226	63	197
Dividends paid on common shares	(3,047)	(2,325)	(2,240)
Dividends paid on preferred shares	(481)	(792)	(1,245)

Net cash provided by (used in) financing activities	44,325	124,525	(105,744)

Net Change in Cash and Cash Equivalent	10,288	4,764	(53,019)
Cash and Cash Equivalents, Beginning of Period	20,447	15,683	68,702

Cash and Cash Equivalents, End of Period	$30,735	$20,447	$15,683

Additional Cash Flows Information
Interest paid	$14,358	$16,686	$21,228
Income taxes paid	8,125	2,700	3,880
Transfer of loans to other real estate owned	5,899	4,787	9,026

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

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank has two active wholly owned subsidiaries, Horizon Investments, Inc. (Investment Company) and Horizon Grantor Trust. Investment Company manages the investment portfolio of the Bank. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Bank maintains 29 full service facilities. The Bank also wholly owns Horizon Insurance Services, Inc. (Insurance Agency) which is inactive, but previously offered a full line of personal and corporate insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the Insurance Agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the following acquisitions: Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”); American Trust, which formed Am Tru Statutory Trust I (“Am Tru Trust”); and Heartland, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). See Note 13 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned, goodwill and intangible assets, mortgage servicing rights, other-that-temporary impairments and fair values of financial instruments.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Loans Held for Sale — Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Interest and Fees on Loans — Interest on commercial, mortgage and installment loans is recognized over the term of the loans based on the principal amount outstanding. When principal or interest is past due 90 days or more, and the loan is not well secured or in the process of collection, or when serious doubt exists as to the collectability of a loan, the accrual of interest is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment. Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Northwest and Central Indiana and Southwest Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 39% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 16% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 24% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 21% of the loan portfolio and are secured by residential real estate.

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

Loan Impairment — When analysis determines a borrower’s operating results and financial condition are not adequate to meet debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally placed on non-accrual status when 90 days or more past due. These loans are also often considered impaired. Impaired loans or portions thereof, are charged-off when deemed uncollectible. This typically occurs when the loan is 90 or more days past due.

Loans are considered impaired if the borrower does not exhibit the ability to pay or the full principal or interest payments are not expected or made in accordance with the original terms of the loan. Impaired loans are measured and carried at the lower of cost or the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.

Smaller balance homogenous loans are evaluated for impairment in the aggregate. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans and automobile, home equity and second mortgages. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

Loans Acquired in Business Combinations — Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loans to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC 310-30, but for which a discount is attributable, at least in part to the credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying FASB ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristic.

The expected cash flows of the acquired loan pools in excess of the fair values recorded is referred to as the accretable yield and is recognized in interest income over the remaining estimated lives of the loan pools. The Company continues to evaluate the fair value of the loans including cash flows expected to be collected. Increases in the Company’s cash flow expectation are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.

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

Mortgage Servicing Rights —Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. Amortized mortgage servicing rights include commercial mortgage servicing rights. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Changes in valuation allowances are reported with mortgage servicing income net of impairment on the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Intangible Assets — Goodwill is tested annually for impairment. At December 31, 2012, Horizon had core deposit intangibles of $4.0 million subject to amortization and $19.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $19.7 million at December 31, 2012 and $5.9 million at December 31, 2011. A large majority of the goodwill relates to the acquisition of Heartland.

Income Taxes —The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

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

	December 31	December 31	December 31
	2012	2011	2010
Basic earnings per share
Net income	$19,543	$12,797	$10,455
Less: Preferred stock dividends and accretion of discount	481	1,325	1,406

Net income available to common shareholders	$19,062	$11,472	$9,049
Weighted average common shares outstanding(1)(2)	7,974,241	7,407,258	7,373,405
Basic earnings per share	$2.39	$1.55	$1.23

Diluted earnings per share
Net income available to common shareholders	$19,062	$11,472	$9,049
Weighted average common shares outstanding(1)(2)	7,974,241	7,407,258	7,373,405
Effect of dilutive securities:
Warrants	245,514	161,922	90,981
Restricted stock	23,181	4,361	33,041
Stock options	28,241	14,853	5,418

Weighted average shares outstanding	8,271,177	7,588,394	7,502,846
Diluted earnings per share	$2.30	$1.51	$1.21

(1)	Adjusted for 3:2 stock splits on November 9, 2012 and December 9, 2011
(2)	Includes average shares issued for the Heartland acquisition for the year ended December 31, 2012

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

At December 31, 2012, 2011 and 2010 there were 8,438 shares, 47,117 shares, and 72,500 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2012, $15.8 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and borrowings.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities and unrealized and realized gains and losses in derivative financial instruments.

Share-Based Compensation — At December 31, 2012, Horizon has stock option plans, which are described more fully in Note 20. All share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $33,000, $35,000, and $30,000 for 2012, 2011 and 2010, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12 month period ended December 31, 2012, 2011 and 2010.

Current Economic Conditions — The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to Horizon.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact Horizon’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Reclassifications — Certain reclassifications have been made to the 2012 and 2011 consolidated financial statements to be comparable to 2012. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.

Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments are effective for reporting periods beginning after December 15, 2012 and the Company is still evaluating the impact of the pronouncement.

FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Update clarifies the scope of transactions that are subject to the disclosures about offsetting.

The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement.

Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement.

The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. The Company does not expect the adoption of this pronouncement to have an impact to the Company’s financial statements.

FASB ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

The eligibility criteria for offsetting are different in international financial reporting standards (IFRS) and U.S. generally accepted accounting principles (GAAP). Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting, which were narrower than the current conditions in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

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

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. If applicable the Company will provide the disclosures required by those amendments retrospectively for all comparative periods presented.

Note 2 — Acquisition

On July 17, 2012 Horizon closed its acquisition of Heartland Bancshares, Inc. and Horizon Bank N.A.’s acquisition of Heartland Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.81 shares of Horizon’s common stock for each share of Heartland common stock outstanding. Heartland shares outstanding at the closing were 1,442,449, and the shares of HBNC common stock issued to Heartland shareholders totaled 1,168,383. Horizon’s stock price was $16.83 per share at the close of business on July 17, 2012. Based upon these numbers, the total value of the consideration, including the retirement of TARP, for the acquisition was $26.9 million. For the year ended December 31, 2012, the Company had approximately $1.5 million is costs related to the acquisition. These expenses are classified in the other expense section of the income statement primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

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

Contractually required principal and interest at acquisition	$35,574
Contractual cash flows not expected to be collected (nonaccretable differences)	5,264

Expected cash flows at acquisition	30,310
Interest component of expected cash flows (accretable discount)	7,494

Fair value of acquired loans accounted for under ASC 310-30	$22,816

Pro-forma statements were determined to be impracticable due to the materiality of the transaction.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31. The amounts of loans at December 31, 2012, are as follows:

Commercial	$63,952
Real estate	18,662
Consumer	16,289

Outstanding balance	$98,903

Carrying amount, net of allowance of $0	$98,903

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2011	$—
Additions	7,494
Accretion	(807)
Reclassification from nonaccreatable difference	—
Disposals	(576)

Balance at December 31, 2012	$6,111

During the year ended December 31, 2012, the Company increased the allowance for loan losses by a charge to the income statement by $0. No allowances for loan losses were reversed in 2012.

Note 3 — Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted primarily of deposit accounts with financial institutions.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010, through December 31, 2012, at all FDIC-insured institutions. This legislation expired on December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

At December 31, 2012, the Company’s cash accounts exceeded federally insured limits by approximately $4.8 million. At December 31, 2012, the Company had cash balances at the Federal Reserve Bank and Federal Home Loan Bank of Indianapolis of $741,000 that did not have FDIC insurance coverage.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 4 — Securities

The fair value of securities is as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$51,458	$351	$(30)	$51,779
State and municipal	162,147	10,842	(84)	172,905
Federal agency collateralized mortgage obligations	95,337	1,533	(39)	96,831
Federal agency mortgage-backed pools	152,372	6,847	(15)	159,204
Private labeled mortgage-backed pools	1,960	71	—	2,031
Corporate notes	32	19	—	51

Total available for sale investment securities	$463,306	$19,663	$(168)	$482,801

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$12,693	$329	$—	$13,022
State and municipal	135,011	8,950	(71)	143,890
Federal agency collateralized mortgage obligations	89,016	2,106	—	91,122
Federal agency mortgage-backed pools	173,797	5,669	(115)	179,351
Private labeled mortgage-backed pools	3,518	118	—	3,636
Corporate notes	32	—	(8)	24

Total available for sale investment securities	$414,067	$17,172	$(194)	$431,045

Held to maturity, State and Municipal	$7,100	$34	$—	$7,134

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2012, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in United States Department of the Treasury (“U.S. Treasury”) and federal agencies, securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2012.

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$4,358	$4,368	$931	$940
One to five years	49,415	50,673	30,796	31,910
Five to ten years	98,551	104,258	51,476	55,053
After ten years	61,313	65,436	64,533	69,033

	213,637	224,735	147,736	156,936
Federal agency collateralized mortgage obligations	95,337	96,831	89,016	91,122
Federal agency mortgage-backed pools	152,372	159,203	173,797	179,351
Private labeled mortgage-backed pools	1,960	2,032	3,518	3,636

Total available for sale investment securities	$463,306	$482,801	$414,067	$431,045
Held to maturity
Within one year	$—	$—	$7,100	$7,134
One to five years	—	—	—	—

Total held to maturity investment securities	$—	$—	$7,100	$7,134

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$13,064	$(30)	$—	$—	$13,064	$(30)
State and municipal	11,928	(84)	—	—	11,928	(84)
Federal agency collateralized mortgage obligations	12,719	(39)	—	—	12,719	(39)
Federal agency mortgage-backed pools	4,126	(15)	—	—	4,126	(15)

Total temporarily impaired securities	$41,837	$(168)	$—	$—	$41,837	$(168)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal	$1,550	$(44)	$1,948	$(27)	$3,498	$(71)
Federal agency mortgage-backed pools	23,442	(115)	23	—	23,465	(115)
Corporate notes	24	(8)	—	—	24	(8)

Total temporarily impaired securities	$25,016	$(167)	$1,971	$(27)	$26,987	$(194)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Years ended December 31
	2012	2011	2010
Sales of securities available for sale
Proceeds	$14,989	$77,379	$85,892
Gross gains	2	1,777	675
Gross losses	—	—	142

The tax effect of the proceeds from the sale of securities available for sale was $1, $622 and $187 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2012, the Company had pledged $171.6 million of fair value or $165.7 million of amortized cost, in securities as collateral for $138.4 million in repurchase agreements, $90.9 million of fair value or $84.5 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with no current outstanding borrowings and $8.6 million of fair value or $12.9 million of amortized cost, in securities as collateral for $13.5 million in settlements on the fair value of swap agreements.

Note 5 — Loans

	December 31 2012	December 31 2011
Commercial
Working capital and equipment	$198,805	$170,325
Real estate, including agriculture	247,108	172,910
Tax exempt	4,579	3,818
Other	9,979	5,323

Total	460,471	352,376
Real estate
1–4 family	185,940	153,039
Other	3,774	4,102

Total	189,714	157,141
Consumer
Auto	142,149	134,686
Recreation	5,163	4,737
Real estate/home improvement	29,989	27,729
Home equity	104,974	92,249
Unsecured	4,194	3,183
Other	2,615	2,793

Total	289,084	265,377
Mortgage warehouse	251,448	208,299

Total loans	1,190,717	983,193
Allowance for loan losses	(18,270)	(18,882)

Loans, net	$1,172,447	$964,311

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the recorded investment of individual loan categories.

	Loan		Deferred	Recorded
December 31, 2012	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$162,694	$503	$485	$163,682
Non owner occupied real estate	201,763	467	276	202,506
Residential spec homes	1,056	8	—	1,064
Development & spec land loans	6,963	11	—	6,974
Commercial and industrial	87,082	380	152	87,614

Total commercial	459,558	1,369	913	461,840
Residential mortgage	181,450	565	583	182,598
Residential construction	7,681	13	—	7,694
Mortgage warehouse	251,448	480	—	251,928

Total real estate	440,579	1,058	583	442,220
Direct installment	27,831	115	(204)	27,742
Direct installment purchased	429	—	—	429
Indirect installment	133,481	370	—	133,851
Home equity	126,588	605	959	128,152

Total consumer	288,329	1,090	755	290,174
Total loans	1,188,466	3,517	2,251	1,194,234
Allowance for loan losses	(18,270)	—	—	(18,270)

Net loans	$1,170,196	$3,517	$2,251	$1,175,964

	Loan		Deferred	Recorded
December 31, 2011	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$131,893	$383	$30	$132,306
Non owner occupied real estate	142,269	360	94	142,723
Residential spec homes	3,574	6	—	3,580
Development & spec land loans	8,739	16	—	8,755
Commercial and industrial	65,774	169	3	65,946

Total commercial	352,249	934	127	353,310
Residential mortgage	150,893	513	68	151,474
Residential construction	6,181	8	—	6,189
Mortgage warehouse	208,299	427	—	208,726

Total real estate	365,373	948	68	366,389
Direct installment	24,252	94	(360)	23,986
Direct installment purchased	981	—	—	981
Indirect installment	127,751	420	(56)	128,115
Home equity	113,561	559	(752)	113,368

Total consumer	266,545	1,073	(1,168)	266,450

Total loans	984,167	2,955	(973)	986,149
Allowance for loan losses	(18,882)	—	—	(18,882)

Net loans	$965,285	$2,955	$(973)	$967,267

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 6 — Allowance for Loan Losses

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior one to five years. Management believes the five-year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed. The actual allowance for loan loss activity is provided below.

	December 31	December 31	December 31
	2012	2011	2010
Balance at beginning of the period	$18,882	$19,064	$16,015
Loans charged-off:
Commercial
Owner occupied real estate	418	190	1,560
Non owner occupied real estate	1,196	401	288
Residential development	—	—	—
Development & Spec Land Loans	—	—	780
Commercial and industrial	774	376	1,228

Total commercial	2,388	967	3,856
Real estate
Residential mortgage	597	956	811
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	597	956	811
Consumer
Direct Installment	327	661	568
Direct Installment Purchased	—	—	—
Indirect Installment	1,294	1,676	2,863
Home Equity	1,337	2,420	1,636

Total consumer	2,958	4,757	5,067

Total loans charged-off	5,943	6,680	9,734
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	547	26	5
Non owner occupied real estate	98	113	—
Residential development	—	—	66
Development & Spec Land Loans	—	—	—
Commercial and industrial	137	24	162

Total commercial	782	163	233
Real estate
Residential mortgage	77	10	1
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	77	10	1
Consumer
Direct Installment	84	96	61
Direct Installment Purchased	—	—	—
Indirect Installment	737	803	880
Home Equity	127	144	54

Total consumer	948	1,043	995

Total loan recoveries	1,807	1,216	1,229

Net loans charged-off	4,136	5,464	8,505

Provision charged to operating expense
Commercial	1,360	1,267	5,411
Real estate	1,262	1,299	1,236
Consumer	902	2,716	4,907

Total provision charged to operating expense	3,524	5,282	11,554

Balance at the end of the period	$18,270	$18,882	$19,064

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

			Mortgage
December 31, 2012	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,945	$—	$—	$—	$1,945
Collectively evaluated for impairment	5,826	3,204	1,705	5,590	16,325

Total ending allowance balance	$7,771	$3,204	$1,705	$5,590	$18,270

Loans:
Individually evaluated for impairment	$10,597	$—	$—	$—	$10,597
Collectively evaluated for impairment	451,243	190,292	251,928	290,174	1,183,637

Total ending loans balance	$461,840	$190,292	$251,928	$290,174	$1,194,234

			Mortgage
December 31, 2011	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,136	$—	$—	$—	$2,136
Collectively evaluated for impairment	5,881	2,472	1,695	6,698	16,746

Total ending allowance balance	$8,017	$2,472	$1,695	$6,698	$18,882

Loans:
Individually evaluated for impairment	$7,960	$—	$—	$—	$7,960
Collectively evaluated for impairment	345,350	157,663	208,726	266,450	978,189

Total ending loans balance	$353,310	$157,663	$208,726	$266,450	$986,149

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 7 — Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

		Loans Past
		Due Over 90			Total Non-
		Days Still	Non Performing	Performing	Performing
December 31, 2012	Nonaccrual	Accruing	TDR’s	TDR’s	Loans
Commercial
Owner occupied real estate	$2,800	$—	$1,272	$819	$4,891
Non owner occupied real estate	1,705	—	1,605	446	3,756
Residential development	—	—	—	—	—
Development & Spec Land Loans	705	—	—	—	705
Commercial and industrial	544	—	797	—	1,341

Total commercial	5,754	—	3,674	1,265	10,693
Real estate
Residential mortgage	4,565	2	2,536	1,761	8,864
Residential construction	—	—	291	—	291
Mortgage warehouse	—	—	—	—	—

Total real estate	4,565	2	2,827	1,761	9,155
Consumer
Direct Installment	138	26	—	—	164
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	866	26	—	—	892
Home Equity	2,051	—	148	676	2,875

Total Consumer	3,055	52	148	676	3,931

Total	$13,374	$54	$6,649	$3,702	$23,779

		Loans Past
		Due Over 90			Total Non-
		Days Still	Non Performing	Performing	Performing
December 31, 2011	Nonaccrual	Accruing	TDR’s	TDR’s	Loans
Commercial
Owner occupied real estate	$2,515	$—	$—	$—	$2,515
Non owner occupied real estate	3,970	—	152	—	4,122
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	—	—	—	90
Commercial and industrial	330	—	901	—	1,231

Total commercial	6,905	—	1,053	—	7,958
Real estate
Residential mortgage	4,550	—	1,120	2,389	8,059
Residential construction	144	—	—	293	437
Mortgage warehouse	—	—	—	—	—

Total real estate	4,694	—	1,120	2,682	8,496
Consumer
Direct Installment	256	1	—	—	257
Direct Installment Purchased	—	4	—	—	4
Indirect Installment	926	29	—	—	955
Home Equity	1,587	3	25	858	2,473

Total Consumer	2,769	37	25	858	3,689

Total	$14,368	$37	$2,198	$3,540	$20,143

Included in the $13.4 million of non-accrual loans and the $6.6 million of non-performing TDR’s at December 31, 2012 were $3.2 million and $2.2 million, respectively, of loans acquired which there were accreatable yield recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2012, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2012, the Company had $10.4 million in TDRs and $3.7 million were performing according to the restructured terms and no TDRs were returned to accrual status during 2012. There was $1.8 million of specific reserves allocated to TDRs at December 31, 2012 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Loans transferred and classified as troubled debt restructuring during the years ended December 31, 2012 and 2011, segregated by class, are shown in the table below.

	December 31, 2012		December 31, 2011
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	4	$2,091	—	$—
Non owner occupied real estate	4	2,051	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	1	835

Total commercial	8	4,142	1	835
Real estate
Residential mortgage	5	1,231	3	342
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	5	1,231	3	342
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	—	—	11	758

Total Consumer	—	—	11	758

Total	13	$5,373	15	$1,935

Troubled debt restructured loans which had payment defaults during the years ended December 31, 2012 and 2011, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual.

	December 31, 2012		December 31, 2011
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	3	$1,272	1	$835
Non owner occupied real estate	3	1,605	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	2	218

Total commercial	6	2,877	3	1,053
Real estate
Residential mortgage	4	1,168	2	1,120
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	4	1,168	2	1,120
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	—	—	—	—

Total Consumer	—	—	—	—

Total	10	$4,045	5	$2,173

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

				Twelve Months Ending
December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,890	$4,901	$—	$2,422	$80
Non owner occupied real estate	1,961	1,963	—	1,544	20
Residential development	—	—	—	—	—
Development & Spec Land Loans	133	133	—	61	—
Commercial and industrial	449	466	—	297	—

Total commercial	7,433	7,463	—	4,324	100
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	1,795	1,795	1,080	481	95
Residential development	—	—	—	—	—
Development & Spec Land Loans	572	572	600	526	6
Commercial and industrial	797	797	265	806	—

Total commercial	3,164	3,164	1,945	1,813	101

Total	$10,597	$10,627	$1,945	$6,137	$201

				Twelve Months Ending
December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$192	$192	$—	$110	$2
Non owner occupied real estate	954	956	—	639	43
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	90	—	157	—
Commercial and industrial	396	396	—	355	6

Total commercial	1,632	1,634	—	1,261	51
With an allowance recorded
Commercial
Owner occupied real estate	2,323	2,323	770	1,911	25
Non owner occupied real estate	3,168	3,168	1,080	830	83
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	835	835	286	839	22

Total commercial	6,326	6,326	2,136	3,580	130

Total	$7,958	$7,960	$2,136	$4,841	$181

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loans:

December 31, 2012	30 -59 Days Past Due	60 -89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$2,207	$19	$—	$2,226	$160,468	$162,694
Non owner occupied real estate	669	147	—	816	200,947	201,763
Residential development	—	—	—	—	1,056	1,056
Development & Spec Land Loans	—	—	—	—	6,963	6,963
Commercial and industrial	538	16	—	554	86,528	87,082

Total commercial	3,414	182	—	3,596	455,962	459,558
Real estate
Residential mortgage	167	—	2	169	181,281	181,450
Residential construction	—	—	—	—	7,681	7,681
Mortgage warehouse	—	—	—	—	251,448	251,448

Total real estate	167	—	2	169	440,410	440,579
Consumer
Direct Installment	240	64	26	330	27,501	27,831
Direct Installment Purchased	—	—	—	—	429	429
Indirect Installment	1,105	177	26	1,308	132,173	133,481
Home Equity	1,072	321	—	1,393	125,195	126,588

Total consumer	2,417	562	52	3,031	285,298	288,329
Total	$5,998	$744	$54	$6,796	$1,181,670	$1,188,466

Percentage of total loans	0.50%	0.06%	0.00%	0.57%	99.43%

December 31, 2011	30 -59 Days Past Due	60 -89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$89	$168	$—	$257	$131,636	$131,893
Non owner occupied real estate	228	—	—	228	142,041	142,269
Residential development	—	—	—	—	3,574	3,574
Development & Spec Land Loans	—	—	—	—	8,739	8,739
Commercial and industrial	34	22	—	56	65,718	65,774
Total commercial	351	190	—	541	351,708	352,249

Real estate
Residential mortgage	411	—	—	411	150,482	150,893
Residential construction	—	—	—	—	6,181	6,181
Mortgage warehouse	—	—	—	—	208,299	208,299

Total real estate	411	—	—	411	364,962	365,373
Consumer
Direct Installment	164	22	1	187	24,065	24,252
Direct Installment Purchased	7	14	4	25	956	981
Indirect Installment	1,333	335	29	1,697	126,054	127,751
Home Equity	363	92	3	458	113,103	113,561

Total consumer	1,867	463	37	2,367	264,178	266,545

Total	$2,629	$653	$37	$3,319	$980,848	$984,167

Percentage of total loans	0.27%	0.07%	0.00%	0.34%	99.66%

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

The following table presents loans by credit grades.

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$137,664	$6,407	$17,029	$1,594	$162,694
Non owner occupied real estate	171,319	19,440	10,717	287	201,763
Residential development	405	—	651	—	1,056
Development & Spec Land Loans	3,171	178	3,614	—	6,963
Commercial and industrial	78,810	3,136	5,136	—	87,082

Total commercial	391,369	29,161	37,147	1,881	459,558
Real estate
Residential mortgage	172,586	—	8,864	—	181,450
Residential construction	7,390	—	291	—	7,681
Mortgage warehouse	251,448	—	—	—	251,448

Total real estate	431,424	—	9,155	—	440,579
Consumer
Direct Installment	27,667	—	164	—	27,831
Direct Installment Purchased	429	—	—	—	429
Indirect Installment	132,589	—	892	—	133,481
Home Equity	123,713	—	2,875	—	126,588

Total Consumer	284,398	—	3,931	—	288,329

Total	$1,107,191	$29,161	$50,233	$1,881	$1,188,466

Percentage of total loans	93.16%	2.45%	4.23%	0.16%

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$107,155	$4,101	$20,637	$—	$131,893
Non owner occupied real estate	118,446	11,423	12,400	—	142,269
Residential development	1,677	529	1,368	—	3,574
Development & Spec Land Loans	3,778	860	4,101	—	8,739
Commercial and industrial	55,964	3,012	6,798	—	65,774

Total commercial	287,020	19,925	45,304	—	352,249
Real estate
Residential mortgage	142,834	—	8,059	—	150,893
Residential construction	5,744	—	437	—	6,181
Mortgage warehouse	208,299	—	—	—	208,299

Total real estate	356,877	—	8,496	—	365,373
Consumer
Direct Installment	23,995	—	257	—	24,252
Direct Installment Purchased	977	—	4	—	981
Indirect Installment	126,796	—	955	—	127,751
Home Equity	111,088	—	2,473	—	113,561

Total Consumer	262,856	—	3,689	—	266,545

Total	$906,753	$19,925	$57,489	$—	$984,167

Percentage of total loans	92.13%	2.02%	5.84%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 8 – Premises and Equipment

	December 31 2012	December 31 2011
Land	$12,132	$10,682
Buildings and improvements	41,109	34,603
Furniture and equipment	11,971	10,361

Total cost	65,212	55,646
Accumulated depreciation	(23,028)	(20,981)

Net premise and equipment	$42,184	$34,665

Note 9 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $772.1 million and $599.1 million at December 31, 2012 and 2011.

The aggregate fair value of capitalized mortgage servicing rights was approximately $6.6 million, $5.4 million, and $3.7 million at December 31, 2012, 2011 and 2010, compared to the carrying values of $5.1 million, $4.2 million and $3.4 million, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2012	December 31 2011	December 31 2010
Mortgage servicing rights
Balances, January 1	$5,049	$4,175	$3,010
Servicing rights capitalized	2,439	1,866	2,000
Amortization of servicing rights	(1,319)	(992)	(835)

Balances, December 31	6,169	5,049	4,175

Impairment allowance
Balances, January 1	(856)	(803)	(139)
Additions	(762)	(792)	(776)
Reductions	594	739	112

Balances, December 31	(1,024)	(856)	(803)

Mortgage servicing rights, net	$5,145	$4,193	$3,372

During 2012, 2011 and 2010, the Bank recorded additional impairment of approximately $168,000, $53,000 and $664,000.

Note 10 – Intangible Assets

As a result of the acquisition of Alliance Bank Corporation in 2005, American Trust & Savings Bank in 2010 and Heartland in 2012, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The Core deposit intangible is being amortized over ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets Core deposit intangible	$6,969	$(2,921)	$4,637	$(2,345)

Amortization expense for intangible assets totaled $576,000, $449,000, and $390,000 for the years ended December 31, 2012, 2011 and 2010. Estimated amortization for the years ending December 31 is as follows:

2013	$759
2014	749
2015	602
2016	502
2017	502
Thereafter	934

$4,048

Note 11 – Deposits

	December 31 2012	December 31 2011
Noninterest-bearing demand deposits	$209,200	$130,673
Interest-bearing demand deposits	530,250	368,914
Money market (variable rate)	114,907	81,692
Savings deposits	124,665	87,477
Certificates of deposit of $100,000 or more	153,686	203,535
Other certificates and time deposits	161,445	137,574

Total deposits	$1,294,153	$1,009,865

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2013	$123,250	$17,628	$140,878
2014	41,129	10,704	51,833
2015	20,958	10,913	31,871
2016	22,067	7,302	29,369
2017	27,145	2,677	29,822
Thereafter	31,358	—	31,358

	$265,907	$49,224	$315,131

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 12 — Borrowings

	December 31 2012	December 31 2011
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.50% to 7.53%, due at various dates through November 15, 2024	$114,617	$174,263
Securities sold under agreements to repurchase	138,447	138,848
Federal funds purchased	92,700	57,000

Total borrowings	$345,764	$370,111

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $449.7 million. Advances are subject to restrictions or penalties in the event of prepayment.

FHLB advances at December 31, 2012 include a $20.0 million advance that matured and was called on December 31, resulting in an overdrawn cash account at the FHLB. A new advance was requested but was not funded until January 2, 2013.

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2012 and 2011 totaled $138.4 million and $138.8 million and the daily average of such agreements totaled $135.2 million and $135.3 million. The agreements at December 31, 2012, mature at various dates through September 13, 2020.

At December 31, 2012, the Bank has available approximately $349.6 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31:

2013	$186,767
2014	251
2015	20,783
2016	21,956
2017	56,634
Thereafter	59,373

$345,764

Note 13 — Subordinated Debentures

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% (2.26% at December 31, 2012) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% (1.95% at December 31, 2012) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (2.96% at December 31, 2012) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust) to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.16% at December 31, 2012) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.8 million, net of the remaining purchase discount, at December 31, 2012.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland. formed Heartland (IN) Statutory Trust II a wholly owned business trust (Heartland Trust) to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (1.98% at December 31, 2012) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.5 million, net of the remaining purchase discount, at December 31, 2012.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Note 14 — Employee Stock Ownership Plan

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

The ESOP exists for the benefit of substantially all employees. Contributions to the ESOP are by Horizon and are determined by the Board of Directors at their discretion. The contributions may be made in the form of cash or common stock. Shares are allocated among participants each December 31 on the basis of each participant’s eligible compensation to total eligible compensation. Eligible compensation is limited to $250,000 for each participant. Dividends on shares held by the plan, at the discretion of each participant, may be distributed to an individual participant or left in the plan to purchase additional shares.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Total cash contributions and expense recorded for the ESOP was $475,000 in 2012 and $400,000 in 2011 and 2010.

The ESOP, which is not leveraged, owns a total of 849,936 shares of Horizon’s stock or 9.9% of the outstanding shares.

Note 15 — Employee Thrift Plan

The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the thrift plan totaled approximately $566,000 in 2012, $518,000 in 2011, and $459,000 in 2010.

The Thrift Plan owns a total of 301,127 shares of Horizon’s stock or 3.5% of the outstanding shares.

Note 16 — Income Tax

	December 31 2012	December 31 2011	December 31 2010
Income tax expense
Currently payable
Federal	$5,582	$4,034	$3,018
State	120	44	37
Deferred	2,744	108	(113)

Total income tax expense	$8,446	$4,186	$2,942

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$9,800	$5,774	$4,555
Tax exempt interest	(1,419)	(1,416)	(1,453)
Tax exempt income	(359)	(457)	(273)
Nondeductible and other	(177)	216	81
Effect of state income taxes	601	69	32

Actual tax expense	$8,446	$4,186	$2,942

	December 31 2012	December 31 2011
Assets
Allowance for loan losses	$6,442	$7,079
Net operating loss	1,452	—
Intangible assets	2,151	—
Director and employee benefits	1,357	1,150
Other	581	534
Total assets	11,983	8,763
Liabilities
Depreciation	(1,418)	(1,545)
Difference in expense recognition	(519)	(66)
State tax	(374)	—
Federal Home Loan Bank stock dividends	(296)	(272)
Difference in basis of intangible assets	—	(1,843)
FHLB Penalty	(748)	(965)
Unrealized gain on securities available for sale	(4,901)	(4,222)
Other	(580)	(335)

Total liabilities	(8,836)	(9,248)

Net deferred tax asset (liability)	$3,147	$(485)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

As of December 31, 2012, the Company had approximately $7.0 million of state tax loss carryforward available to offset future franchise tax. Also, at December 31, 2012, the Company had approximately $4.1 million of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2014. The federal loss carryforward expires in 2026. The tax credits begin to expire in 2029. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards and federal credits within the allotted time periods.

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009.

Note 17 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) included in capital are as follows:

	December 31	December 31
	2012	2011
Unrealized gain on securities available for sale	$19,495	$16,978
Unrealized gain (loss) on derivative instruments	(5,493)	(4,914)
Tax effect	(4,901)	(4,222)

Total accumulated other comprehensive income	$9,101	$7,842

Note 18 — Commitments, Off-Balance Sheet Risk and Contingencies

Because of the nature of its activities, Horizon is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

The Bank was required to have approximately $5.9 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2012. These balances are included in cash and cash equivalents and do not earn interest.

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

At December 31, 2012 and 2011, commitments to make loans amounted to approximately $328.9 million and $299.0 million and commitments under outstanding standby letters of credit amounted to approximately $1.6 million and $1.1 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

Note 19 — Regulatory Capital

Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier I capital and Tier I leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios. Furthermore, the regulators for the Company and the Bank could require adjustments to regulator capital not reflected in these financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2012 and 2011, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.

			For Capital[1]		For Well[1]
	Actual		Adequacy Purposes		Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total capital[1] (to risk-weighted assets)
Consolidated	$178,638	13.72%	$104,162	8.00%	N/A	N/A
Bank	161,557	12.42%	104,062	8.00%	$130,078	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	162,354	12.47%	52,078	4.00%	N/A	N/A
Bank	145,273	11.17%	52,023	4.00%	78,034	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	162,354	9.17%	70,820	4.00%	N/A	N/A
Bank	145,273	8.22%	70,692	4.00%	88,366	5.00%
As of December 31, 2011
Total capital[1] (to risk-weighted assets)
Consolidated	$151,396	14.20%	$85,294	8.00%	N/A	N/A
Bank	139,862	13.12%	85,282	8.00%	$106,602	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	138,001	12.94%	42,659	4.00%	N/A	N/A
Bank	126,467	11.86%	42,653	4.00%	63,980	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	138,001	9.27%	59,547	4.00%	N/A	N/A
Bank	126,467	8.50%	59,514	4.00%	74,392	5.00%

[1]	As defined by regulatory agencies

Note 20 — Share-Based Compensation

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

There were no options outstanding, granted, exercised or exercisable in the plan at December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $0, $32,000 and $210,000.

On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (2003 Plan), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon may issue up to 337,500 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limits the number of shares available to 337,500 for incentive stock options and to 168,750 for the grant of non-option awards. The shares available for issuance under the 2003 Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

authorized to grant any type of award to a participant that is consistent with the provisions of the 2003 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate of 20% per year. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period. On March 8, 2010, the Board of Directors adopted, and was approved by stockholders on May 6, 2010, an amendment to the 2003 Omnibus Equity Incentive Plan making an additional 393,750 common shares available for issuance.

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2012	2011	2010
Dividend yields	2.56%	2.77%	2.99%
Volatility factors of expected market price of common stock	29.47%	29.89%	30.97%
Risk-free interest rates	1.84%	1.91%	2.86%
Expected life of options	8 years	8 years	8 years

A summary of option activity under the 2003 Plan as of December 31, 2012, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	101,250	$10.73
Granted	21,698	12.94
Exercised	(18,000)	11.04
Forfeited	—	—

Outstanding, end of year	104,948	11.14	6.34	$893,159

Exercisable, end of year	54,450	10.99	4.50	471,333

The weighted average grant-date fair value of options granted during the year 2012, 2011 and 2010 was $3.25, $2.82 and $2.63.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

A summary of the status of Horizon’s non-vested, restricted shares as of December 31, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of year	29,250	$12.88
Vested	—	—
Granted	46,753	13.70
Forfeited	—	—

Non-vested, end of year	76,003	13.38

Grants vest at the end of four or five years of continuous employment.

Total compensation cost recognized in the income statement for option-based payment arrangements during 2012 was $33,000 and the related tax benefit recognized was approximately $13,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2011 and 2010 was $35,000 and $30,000 and the related tax benefit recognized was $14,000 and $12,000, respectively.

Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2012, 2011 and 2010 was $187,000, $100,000, and $68,000. The recognized tax benefit related thereto was approximately $75,000, $40,000, and $27,000 for the years ended December 31, 2012, 2011 and 2010.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $199,000, $56,000, and $120,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $27,000, $8,000, and $77,000, for the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, there was $759,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 21 — Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at December 31, 2012 and $30.5 million at December 31, 2011. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2012 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2012 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $81.0 million at December 31, 2012 and $52.2 million at December 31, 2011.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2012 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative December 31, 2012		Liability Derivatives December 31, 2012
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments (Unaudited)	Location	Fair Value	Location	Fair Value
Interest rate contracts	Loans	$279	Other liabilities	$2,214
Interest rate contracts	Other Assets	1,935	Other liabilities	5,493

Total derivatives designated as hedging instruments		2,214		7,707

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	858	Other liabilities	—

Total derivatives not designated as hedging instruments		858		—

Total derivatives		$3,072		$7,707

	Asset Derivative December 31, 2011		Liability Derivatives December 31, 2011
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments (Unaudited)	Location	Fair Value	Location	Fair Value
Interest rate contracts	Loans	$754	Other liabilities	$2,187
Interest rate contracts	Other Assets	1,433	Other liabilities	4,914

Total derivatives designated as hedging instruments		2,187		7,101

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	662	Other liabilities	—

Total derivatives not designated as hedging instruments		662		—

Total derivatives		$2,849		$7,101

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The effect of the derivative instruments on the consolidated statement of income for the twelve month periods ended is as follows:

Derivative in cash flow	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Years Ended December 31
hedging relationship	2012	2011	2010
Interest rate contracts	$(377)	$(2,299)	$(1,172)

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

		Amount of Gain (Loss) Recognized on Derivative
Derivative in fair value	Location of gain (loss)	Years Ended December 31
hedging relationship	recognized on derivative	2012	2011	2010
Interest rate contracts	Interest income—loans	$28	$147	$898
Interest rate contracts	Interest income—loans	(28)	(147)	(898)

Total		$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative
Derivative not designated	Location of gain (loss)	Years Ended December 31
as hedging relationship	recognized on derivative	2012	2011	2010
Mortgage contracts	Other income—gain on sale of loans	$196	$255	$(538)

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Available-for-sale securities
U.S. Treasury and federal agencies	$51,779	$—	$51,779	$—
State and municipal	172,905	—	172,905	—
Federal agency collateralized mortgage obligations	96,831	—	96,831	—
Federal agency mortgage-backed pools	159,204	—	159,204	—
Private labeled mortgage-backed pools	2,031	—	2,031	—
Corporate notes	51	—	51	—

Total available-for-sale securities	482,801	—	482,801	—
Hedged loans	81,018	—	81,018	—
Forward sale commitments	858	—	858	—
Interest rate swap agreements	(7,707)	—	(7,707)	—
Commitments to originate loans	—	—	—	—
December 31, 2011
Available-for-sale securities
U.S. Treasury and federal agencies	$13,022	$—	$13,022	$—
State and municipal	143,890	—	143,890	—
Federal agency collateralized mortgage obligations	91,122	—	91,122	—
Federal agency mortgage-backed pools	179,351	—	179,351	—
Private labeled mortgage-backed pools	3,636	—	3,636	—
Corporate notes	24	—	24	—

Total available-for-sale securities	431,045	—	431,045	—
Hedged loans	54,362	—	—	54,362
Forward sale commitments	662	—	—	662
Interest rate swap agreements	(7,102)	—	—	(7,102)
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Transfers between levels

Transfers between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Reason
	Assets	Inputs	Inputs	for
	(Level 1)	(Level 2)	(Level 3)	Transfer
Transfers to level:
Hedged loans	$—	$59,911	$—	(a)
Forward sale commitments	—	510	—	(b)
Interest rate swap agreements	—	(6,464)	—	(a)
Commitments to originate loans	—	(71)	—	(b)

Total transfers to level	$—	$53,886	$—

(a) -	Valuation determined by widely accepted techniques including discounted cash flow analysis on expected cash flows of each derivative and observable market rate inputs such as yield curves and contractual terms on each instrument.

(b) -	Valuation determined by quoted prices for similar loans in the secondary market with an expected fallout rate (interest rate locked pipeline loans not expected to close). Fallout rate is not considered a significant input to the fair value in its entirety.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans
Beginning balance December 31, 2011	$54,362	$662	$(7,101)	$—
Total realized and unrealized gains and losses
Included in net income	(74)	(152)	74	(71)
Included in other comprehensive income, gross	—	—	563	—
Purchases, issuances, and settlements	6,114	—	—	—
Principal payments	(491)	—	—	—
Transfers out to Level 2	(59,911)	(510)	6,464	71

Ending balance December 31, 2012	$—	$—	$—	$—

		Forward Sale	Interest Rate	Commitments to
	Hedged Loans	Commitments	Swaps	Originate Loans
Beginning balance December 31, 2010	$50,088	$407	$(3,415)	$—
Total realized and unrealized gains and losses
Included in net income	147	255	(147)	—
Included in other comprehensive income, gross	—	—	(3,539)	—
Purchases, issuances, and settlements	9,091	—	—	—
Principal payments	(4,964)	—	—	—

Ending balance December 31, 2011	$54,362	$662	$(7,101)	$—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Years Ended December 31
	2012	2011	2010
Non Interest Income
Total gains and losses from:
Hedged loans	$28	$147	$898
Fair value interest rate swap agreements	(28)	(147)	(898)
Derivative loan commitments	196	255	(538)

	$196	$255	$(538)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Impaired loans	$8,652	$—	$—	$8,652
Mortgage servicing rights	5,145	—	—	5,145
December 31, 2011
Impaired loans	$5,822	$—	$—	$5,822
Mortgage servicing rights	4,193	—	—	4,193

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSR’s were reduced by $1.0 million in 2012 and $856,000 in 2011 for the fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2012.

	Fair Value at	Valuation		Range (Weighted
	December 31, 2012	Technique	Unobservable Inputs	Average)
Impaired loans	8,652	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	5,145	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% -15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2012 and December 31, 2011. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$30,735	$30,735	$—	$—
Loans held for sale	13,744	—	—	13,744
Loans excluding loan level hedges, net	1,089,215	—	—	1,118,255
Stock in FHLB and FRB	13,333	—	13,333	—
Interest receivable	7,716	—	7,716	—
Liabilities
Non-interest bearing deposits	$209,200	$209,200	$—	$—
Interest-bearing deposits	1,084,953	—	1,092,184	—
Borrowings	345,764	—	352,891	—
Subordinated debentures	32,331	—	32,268	—
Interest payable	560	—	560	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$20,447	$20,447	$—	$—
Investment securities held to maturity	7,100	—	7,134	—
Loans held for sale	14,090	—	—	14,090
Loans, net	909,949	—	—	979,346
Stock in FHLB and FRB	12,390	—	12,390	—
Interest receivable	6,671	—	6,671	—
Liabilities
Non-interest bearing deposits	$130,673	$130,673	$—	$—
Interest-bearing deposits	879,192	—	874,160	—
Borrowings	370,111	—	398,789	—
Subordinated debentures	30,676	—	30,083	—
Interest payable	596	—	596	—

Note 24 — Capital Purchase Program and Small Business Lending Fund

On November 10, 2010, Horizon repurchased from the U.S. Department of the Treasury (the “Treasury”) 6,250 shares, or 25%, of the 25,000 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), that Horizon had issued to the Treasury in December 2008 in connection with Horizon’s participation in the Troubled Asset Relief Program Capital Purchase Program. On August 25, 2011, Horizon issued 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), for proceeds of $12.5 million and used those proceeds, together with otherwise available funds, to redeem the remaining 18,750 of the outstanding shares of Series A Preferred Stock held by the Treasury.

Note 25 — Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

Condensed Balance Sheets
	December 31 2012	December 31 2011
Assets
Total cash and cash equivalents	$13,639	$8,262
Investment in Bank	180,880	146,125
Other assets	3,497	3,343

Total assets	$198,016	$157,730

Liabilities
Subordinated debentures	$32,331	$30,676
Other liabilities	6,717	5,589
Stockholders’ Equity	158,968	121,465

Total liabilities and stockholders’ equity	$198,016	$157,730

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Income
	Years Ended December 31
	2012	2011	2010
Operating Income (Expense)
Dividend income from Bank	$16,500	$10,000	$5,000
Investment income	—	4	6
Other income	—	17	200
Interest expense	(1,950)	(1,821)	(1,688)
Employee benefit expense	(695)	(535)	(498)
Other expense	(200)	(134)	(179)

Income Before Undistributed Income of Subsidiaries	13,655	7,531	2,841
Undistributed Income of Subsidiaries	4,766	4,288	6,759

Income Before Tax	18,421	11,819	9,600
Income Tax Benefit	1,122	978	855

Net Income	19,543	12,797	10,455
Preferred stock dividend and discount accretion	(481)	(1,325)	(1,406)

Net Income Available to Common Shareholders	$19,062	$11,472	$9,049

Condensed Statements of Comprehensive Income
	Years Ended December 31
	2012	2011	2010
Net Income	$19,543	$12,797	$10,455

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	(376)	(2,300)	(1,172)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes	1,636	8,949	(1,853)
Less: reclassification adjustment for realized gains included in net income, net of taxes	1	1,155	346

	1,259	5,494	(3,371)

Comprehensive Income	$20,802	$18,291	$7,084

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Cash Flows
	Years Ended December 31
	2012	2011	2010
Operating Activities
Net income	$19,543	$12,797	$10,455
Items not requiring (providing) cash
Equity in undistributed net income of Bank	(4,766)	(4,288)	(6,759)
Change in
Income taxes receivable	(137)	(236)	33
Dividends receivable from Bank	—	—	2,500
Share based compensation	33	35	30
Amortization of unearned compensation	187	100	68
Issuance of restricted shares	115	60	34
Other assets	(176)	473	(308)
Other liabilities	1,128	129	250

Net cash provided by operating activities	15,927	9,070	6,303

Investing Activities
Investment in Bank	—	—	(3,500)
Purchases and assumption of ATSB	—	—	3,412
Acquistion of Heartland	(7,248)	—	—

Net cash used in investing activities	(7,248)	—	(88)

Financing Activities
Redemption of preferred stock	—	(18,750)	(6,250)
Issuance of preferred stock	—	12,500	—
Dividends paid on preferred shares	(481)	(792)	(1,245)
Dividends paid on common shares	(3,047)	(2,325)	(2,240)
Exercise of stock options	226	63	197

Net cash used in financing activities	(3,302)	(9,304)	(9,538)

Net Change in Cash and Cash Equivalents	5,377	(234)	(3,323)
Cash and Cash Equivalents at Beginning of Year	8,262	8,496	11,819

Cash and Cash Equivalents at End of Year	$13,639	$8,262	$8,496

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 26 — Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2012	March 31	June 30	September 30	December 31
Interest income	$16,826	$16,523	$18,719	$20,460
Interest expense	3,628	3,517	3,720	3,457

Net interest income	13,198	13,006	14,999	17,003
Provision for loan losses	559	209	1,041	1,715
Gain (loss) on sale of securities	—	—	2	—
Net income	4,613	4,910	4,850	5,170
Net income available to common shareholders	$4,457	$4,804	$4,787	$5,014
Earnings per share:
Basic	$0.60	$0.65	$0.56	$0.58
Diluted	0.59	0.62	0.54	0.56
Average shares outstanding:
Basic	7,422,860	7,434,537	8,503,475	8,617,466
Diluted	7,598,490	7,728,519	8,838,659	8,964,315

Three Months Ended 2011	March 31	June 30	September 30	December 31
Interest income	$15,431	$15,712	$16,011	$17,460
Interest expense	4,364	4,249	4,020	3,868

Net interest income	11,067	11,463	11,991	13,592
Provision for loan losses	1,548	1,332	1,564	838
Gain (loss) on sale of securities	274	365	1,115	23
Net income	2,765	3,093	3,417	3,522
Net income available to common shareholders	$2,489	$2,816	$2,707	$3,460
Earnings per share:
Basic	$0.34	$0.38	$0.37	$0.47
Diluted	0.33	0.37	0.36	0.46
Average shares outstanding:
Basic	7,387,072	7,406,624	7,414,043	7,421,544
Diluted	7,612,144	7,598,180	7,596,570	7,576,052

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Bancorp’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Indianapolis, Indiana

March 12, 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited Horizon Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion Horizon Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Bancorp and our report dated March 12, 2013, expressed an unqualified opinion thereon.

Indianapolis, Indiana

March 12, 2013

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2012, 2011 and 2010. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp

Summary of Selected Financial Data

(Dollars in thousands except for per share data)

	2012	2011	2010	2009	2008
Earnings
Net interest income	$58,206	$48,113	$47,616	$44,769	$37,350
Provision for loan losses	3,524	5,282	11,554	13,603	7,568
Other income	27,331	20,299	19,906	17,856	13,831
Other expenses	54,024	46,147	42,571	37,812	32,779
Income tax expense	8,446	4,186	2,942	2,070	1,862

Net income	19,543	12,797	10,455	9,140	8,972
Preferred stock dividend	(481)	(1,325)	(1,406)	(1,402)	(45)

Net income available to common shareholders	$19,062	$11,472	$9,049	$7,738	$8,927

Cash dividend declared	$3,047	$2,325	$2,240	$2,229	$2,147

Per Share Data
Basic earnings per share	$2.39	$1.55	$1.23	$1.06	$1.24
Diluted earnings per share	2.30	1.51	1.21	1.05	1.22
Cash dividends declared per common share	0.38	0.31	0.30	0.30	0.29
Book value per common share	17.00	14.68	12.74	12.30	10.97
Weighted-average shares outstanding
Basic	7,974,241	7,407,258	7,373,405	7,272,074	7,219,481
Diluted	8,271,177	7,588,394	7,502,846	7,359,127	7,304,290
Period End Totals
Loans, net of deferred loan fees and unearned income	$1,190,717	$983,193	$882,877	$886,317	$881,967
Allowance for loan losses	18,270	18,882	19,064	16,015	11,410
Total assets	1,848,227	1,547,162	1,400,919	1,387,020	1,306,857
Total deposits	1,294,153	1,009,865	985,498	951,708	841,169
Total borrowings	378,095	400,787	291,325	311,853	352,220
Ratios
Loan to deposit	92.01%	97.36%	89.59%	93.13%	104.85%
Loan to total funding	71.20%	69.70%	69.15%	70.14%	73.90%
Return on average assets	1.19%	0.90%	0.75%	0.68%	0.75%
Average stockholders’ equity to average total assets	8.63%	8.30%	8.47%	8.21%	6.36%
Return on average stockholders’ equity	14.72%	11.20%	9.56%	8.92%	11.81%
Dividend payout ratio (dividends divided by net income)	15.90%	20.09%	24.64%	28.40%	23.72%
Price to book value ratio	115.61%	78.69%	92.76%	58.63%	50.66%
Price to earnings ratio	8.53	7.64	9.81	6.85	4.55

Horizon Bancorp

Horizon’s Common Stock and Related Stockholders’ Matters

Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2012 and 2011.

	2012
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
First Quarter	$12.33	$11.53	$0.09
Second Quarter	17.73	11.76	0.09
Third Quarter	19.08	17.67	0.10
Fourth Quarter	19.68	16.54	0.10

	2011
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
First Quarter	$12.97	$11.64	$0.08
Second Quarter	12.41	11.78	0.08
Third Quarter	12.60	11.54	0.08
Fourth Quarter	11.97	10.82	0.08

The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2012, was 628.

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

Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2012 is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears on page 107.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2012, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Horizon Bancorp

PART III

This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2012.

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

Horizon’s “Code of Ethics for Officers and Directors” applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at http://www.accesshorizon.com/ in the section headed “Investor Relations” under the caption “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information on executive and director compensation and compensation committee matters required by this item can be found in the Proxy Statement under “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation of Directors” and is incorporated into this report by reference.

Horizon Bancorp

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	67,500	$16.10	491,700
Equity compensation plans not approved by security holders	—	—	—

Total	67,500	$16.10	491,700

(1)	Represents options granted or available under the Horizon Bancorp 2003 Omnibus Equity Incentive Plan.

The other information required by this item can be found in the Proxy Statement under “Common Share Ownership of Certain Beneficial Owners and Management” and is incorporated by reference into this report.

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

Horizon Bancorp Registrant

Date: March 12, 2013	By:	/s/ Craig M. Dwight
Craig M. Dwight President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2013	By:	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 12, 2013	/s/ Robert C. Dabagia
Robert C. Dabagia, Chairman of the Board and
Director

March 12, 2013	/s/ Craig M. Dwight
Craig M. Dwight, President and Chief Executive Officer and
Director

March 12, 2013	/s/ Susan D. Aaron
Susan D. Aaron, Director

March 12, 2013	/s/ Lawrence E. Burnell
Lawrence E. Burnell, Director

March 12, 2013	/s/ James B. Dworkin
James B. Dworkin, Director

March 12, 2013	/s/ Charley E. Gillispie
Charley E. Gillispie, Director

March 12, 2013	/s/ Daniel F. Hopp
Daniel F. Hopp, Director

Date	Signature and Title

March 12, 2013	/s/ Peter L. Pairitz Peter L. Pairitz, Director

March 12, 2013	/s/ Larry N. Middleton Larry N. Middleton, Director

March 12, 2013	/s/ Robert E. Swinehart Robert E. Swinehart, Director

March 12, 2013	/s/ Spero W. Valavanis Spero W. Valavanis, Director

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Description	Incorporated by Reference/Attached
2.1	Purchase and Assumption Agreement, dated December 29, 2009, by and among Horizon Bank, National Association; American Trust & Savings Bank of Whiting, Indiana; and AmTru, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 10-K for the year ended December 31, 2010

2.2	Agreement and Plan of Merger, dated February 9, 2012, by and between Horizon Bancorp and Heartland Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 10, 2012

3.1	Articles of Incorporation of Horizon Bancorp, as amended and restated	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2011

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed March 23, 2012

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2010

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2010

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File No. 0-10792) filed December 21, 2006

4.5	Warrant for Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed on January 27, 2012

4.6	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File No. 0-10792)filed on August 26, 2011

4.7	Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued August 25, 2011	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File No. 0-10792) filed on August 26, 2011

4.8	Form of Indenture for Senior Debt	Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed on January 27, 2012

4.9	Form of Indenture for Subordinated Debt	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 filed on January 27, 2012

Exhibit Number	Description	Incorporated by Reference/Attached
10.1*	Supplemental Employee Retirement Plan, as amended	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K (File No. 0-10792)for the year ended December 31, 2008

10.2*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2008

10.3*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2008

10.4*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders

10.5*	Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2010

10.6*	Form of Change of Control Agreement for certain executive officers	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2010

10.7*	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2010

10.8*	Form of Option Grant Agreement under 2003 Omnibus Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2010

10.9*	Description of Executive Officer Bonus Plan	Attached

10.10	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2010

10.11*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan as amended	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006

10.12*	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July 19, 2006	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed July 21, 2006

10.13*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006

10.14*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006

10.15*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006

Exhibit Number	Description	Incorporated by Reference/Attached
10.16*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by reference to Exhibit 10.1 to Registrant’s form 8-K filed July 19, 2007

10.17	Letter Agreement, dated December 19, 2008, by and between the Registrant and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 23, 2008

10.18*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2010

10.19*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2010

10.20	Letter Agreement, dated November 10, 2010, by and between the Registrant and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2011

10.21	Small Business Lending Fund Securities Purchase Agreement, dated August 25, 2011, between the Secretary of the Treasury and Horizon Bancorp	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 26. 2011

10.22	TARP Repayment Letter, dated August 25, 2011	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on August 26, 2011

10.23*	Employment Agreement, dated December 14, 2011, by and among Horizon Bank, N.A., Horizon Bancorp and James D. Neff	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 14, 2011

10.24*	First Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 0-10792) for the quarter ended March 31, 2012

10.25*	Second Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 0-10792) for the quarter ended March 31, 2012

10.26*	Fifth Amendment to the Horizon Bancorp Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 0-10792) for the quarter ended March 31, 2012

12	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit Number	Description	Incorporated by Reference/Attached
32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data File**	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.