Form 10-Q
period 2013-03-31
HORIZON BANCORP /IN/
filed 2013-05-08
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,693,741 shares of Common Stock, no par value, at May 8, 2013.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	March 31 2013	December 31 2012
	(Unaudited)
Assets
Cash and due from banks	$27,053	$30,735
Investment securities, available for sale	479,976	482,801
Investment securities, held to maturity	2,110	—
Loans held for sale	9,105	13,744
Loans, net of allowance for loan losses of $19,565 and $18,270	1,070,203	1,172,447
Premises and equipment	42,431	42,184
Federal Reserve and Federal Home Loan Bank stock	13,333	13,333
Goodwill	19,748	19,748
Other intangible assets	3,857	4,048
Interest receivable	7,549	7,716
Cash value life insurance	35,444	35,192
Other assets	23,441	26,279

Total assets	$1,734,250	$1,848,227

Liabilities
Deposits
Non-interest bearing	$217,197	$209,200
Interest bearing	1,097,866	1,084,953

Total deposits	1,315,063	1,294,153
Borrowings	208,899	345,764
Subordinated debentures	32,370	32,331
Interest payable	552	560
Other liabilities	15,089	16,451

Total liabilities	1,571,973	1,689,259

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 8,693,471 shares Outstanding, 8,617,466 shares	—	—
Additional paid-in capital	32,037	31,965
Retained earnings	109,700	105,402
Accumulated other comprehensive income	8,040	9,101

Total stockholders’ equity	162,277	158,968

Total liabilities and stockholders’ equity	$1,734,250	$1,848,227

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2013 (Unaudited)	2012 (Unaudited)
Interest Income
Loans receivable	$16,440	$13,532
Investment securities
Taxable	2,022	2,314
Tax exempt	967	980

Total interest income	19,429	16,826

Interest Expense
Deposits	1,480	1,639
Borrowed funds	1,448	1,519
Subordinated debentures	491	470

Total interest expense	3,419	3,628

Net Interest Income	16,010	13,198
Provision for loan losses	2,084	559

Net Interest Income after Provision for Loan Losses	13,926	12,639

Other Income
Service charges on deposit accounts	913	712
Wire transfer fees	190	182
Interchange fees	866	628
Fiduciary activities	1,140	975
Gain on sale of investment securities (includes $368 and $0 for the three months ended March 31, 2013 and 2012, respectively, related to accumulated other comprehensive earnings reclasifications)	368	—
Gain on sale of mortgage loans	3,106	2,274
Mortgage servicing income net of impairment	163	90
Increase in cash value of bank owned life insurance	252	225
Other income	462	56

Total other income	7,460	5,142

Other Expenses
Salaries and employee benefits	7,504	5,963
Net occupancy expenses	1,311	1,054
Data processing	600	526
Professional fees	499	534
Outside services and consultants	712	471
Loan expense	1,114	702
FDIC insurance expense	283	257
Other losses	(72)	30
Other expenses	2,028	1,623

Total other expenses	13,979	11,160

Income Before Income Tax	7,407	6,621
Income tax expense (includes $129 and $0 for the three months ended March 31, 2013 and 2012, respectively, related to income tax expense from reclassification items)	2,096	2,008

Net Income	5,311	4,613
Preferred stock dividend and discount accretion	(146)	(156)

Net Income Available to Common Shareholders	$5,165	$4,457

Basic Earnings Per Share	$0.60	$0.60
Diluted Earnings Per Share	0.58	0.59

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2013 (Unaudited)	2012 (Unaudited)
Net Income	$5,311	$4,613

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes of $154 and $198, for the three months ended March 31, 2013 and 2012, respectively	285	367
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(597) and $303, for the three months ended March 31, 2013 and 2012, respectively	(1,107)	564
Less: reclassification adjustment for realized gains included in net income, net of taxes of $129 and $0, for the three months ended March 31, 2013 and 2012, respectively	239	—

	(1,061)	931

Comprehensive Income	$4,250	$5,544

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2013	$12,500	$31,965	$105,402	$9,101	$158,968
Net income			5,311		5,311
Other comprehensive income (loss), net of tax				(1,061)	(1,061)

Amortization of unearned compensation		64			64
Stock option expense		8			8
Cash dividends on preferred stock (4.67%)			(146)		(146)
Cash dividends on common stock ($.10 per share)			(867)		(867)

Balances, March 31, 2013	$12,500	$32,037	$109,700	$8,040	$162,277

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2013	2012
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$5,311	$4,613
Items not requiring (providing) cash
Provision for loan losses	2,084	559
Depreciation and amortization	849	646
Share based compensation	8	8
Mortgage servicing rights impairment (recovery)	(33)	7
Premium amortization on securities available for sale, net	808	700
Gain on sale of investment securities	(368)	—
Gain on sale of mortgage loans	(3,106)	(2,274)
Proceeds from sales of loans	102,762	82,619
Loans originated for sale	(95,017)	(80,345)
Change in cash value of life insurance	(252)	(225)
(Gain) loss on sale of other real estate owned	(238)	21
Net change in
Interest receivable	167	(127)
Interest payable	(8)	(41)
Other assets	3,346	1,415
Other liabilities	(676)	(179)

Net cash provided by operating activities	15,637	7,397

Investing Activities
Purchases of securities available for sale	(51,581)	(22,581)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	51,894	20,294
Purchase of securities held to maturity	(2,110)	—
Net change in loans	99,089	(2,102)
Proceeds on the sale of OREO and repossessed assets	1,159	2,461
Purchases of premises and equipment	(841)	(1,622)

Net cash provided by (used in) by investing activities	97,610	(3,550)

Financing Activities
Net change in
Deposits	20,910	54,756
Borrowings	(136,826)	(59,199)
Dividends paid on common shares	(867)	(646)
Dividends paid on preferred shares	(146)	(156)

Net cash used in financing activities	(116,929)	(5,245)

Net Change in Cash and Cash Equivalent	(3,682)	(1,398)
Cash and Cash Equivalents, Beginning of Period	30,735	20,447

Cash and Cash Equivalents, End of Period	$27,053	$19,049

Additional Cash Flows Information
Interest paid	$3,427	$3,669
Income taxes paid	400	900
Transfer of loans to other real estate owned	670	527

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2013 and March 31, 2012 are not necessarily indicative of the operating results for the full year of 2013 or 2012. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2012 filed with the Securities and Exchange Commission on March 12, 2013. The consolidated condensed balance sheet of Horizon as of December 31, 2012 has been derived from the audited balance sheet as of that date.

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

	Three months ended
	March 31
	2013	2012
	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$5,311	$4,613
Less: Preferred stock dividends and accretion of discount	146	156

Net income available to common shareholders	$5,165	$4,457

Weighted average common shares outstanding(1)(2)	8,617,466	7,422,860

Basic earnings per share	$0.60	$0.60

Diluted earnings per share
Net income available to common shareholders	$5,165	$4,457

Weighted average common shares outstanding(1)(2)	8,617,466	7,422,860
Effect of dilutive securities:
Warrants	293,237	159,657
Restricted stock	35,557	1,457
Stock options	34,395	14,517

Weighted average shares outstanding	8,980,655	7,598,490

Diluted earnings per share	$0.58	$0.59

(1)	Adjusted for 3:2 stock split on November 9, 2012
(2)	Includes average shares issued for the Heartland acquisition for the three months ending March 31, 2013

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

At March 31, 2013 and 2012, there were no shares and 47,250 shares, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2012 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2012 consolidated financial statements to be comparable to 2013. These reclassifications had no effect on net income.

Note 2 – Acquisition

On July 17, 2012 Horizon closed its acquisition of Heartland Bancshares, Inc. and Horizon Bank N.A.’s acquisition of Heartland Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.81 shares of Horizon’s common stock for each share of Heartland common stock outstanding. Heartland shares outstanding at the closing were 1,442,449, and the shares of Horizon common stock issued to Heartland shareholders totaled 1,168,383. Horizon’s stock price was $16.83 per share at the close of business on July 17, 2012. Based upon these numbers, the total value of the consideration, including the retirement of TARP, for the acquisition was $26.9 million. For the year ended December 31, 2012, the Company had approximately $1.5 million in costs related to the acquisition. These expenses are classified in the other expense section of the income statement primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

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

ASSETS
Cash and due from banks	$33,531
Investment securities, available for sale	63,707

Commercial	70,343
Residential mortgage	20,838
Consumer	23,423

Total loans	114,604

Premises and equipment	2,647
FRB and FHLB stock	943
Goodwill	13,838
Core deposit intangible	2,332
Interest receivable	820
Cash value life insurance	4,012
Other assets	9,210

Total assets purchased	$245,644

Common shares issued	$19,668
Retirement of TARP preferred shares	7,248

Total estimated purchase price	$26,916

LIABILITIES
Deposits
Non-interest bearing	$59,350
NOW accounts	42,681
Savings and money market	61,465
Certificates of deposits	47,749

Total deposits	211,245

Borrowings	1,186
Subordinated debentures	1,537
Interest payable	90
Other liabilities	4,670

Total liabilities assumed	$218,728

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

The Company acquired the $131.1 million loan portfolio at a fair value discount of $16.5 million. The performing portion of the portfolio, $95.4 million, had an estimated fair value of $91.6 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2013. The amounts of loans at March 31, 2013, are as follows:

Commercial	$55,081
Real estate	16,011
Consumer	15,504

Outstanding balance	$86,596

Carrying amount, net of allowance of $1,418	$85,178

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2012	$6,111
Additions	—
Accretion	(451)
Reclassification from nonaccreatable difference	—
Disposals	(696)

Balance at March 31, 2013	$4,964

During the three months ended March 31, 2013, the Company increased the allowance for loan losses by a charge to the income statement by $1.4 million. No allowances for loan losses were reversed for the three months ended 2013.

Note 3 – Securities

The fair value of securities is as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$45,974	$281	$(38)	$46,217
State and municipal	160,824	9,864	(199)	170,489
Federal agency collateralized mortgage obligations	109,727	1,591	(83)	111,235
Federal agency mortgage-backed pools	144,300	5,956	(26)	150,230
Private labeled mortgage-backed pools	1,695	61	—	1,756
Corporate notes	32	17	—	49

Total available for sale investment securities	$462,552	$17,770	$(346)	$479,976

Held to maturity, State and Municipal	$2,110	$—	$—	$2,110

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$51,458	$351	$(30)	$51,779
State and municipal	162,147	10,842	(84)	172,905
Federal agency collateralized mortgage obligations	95,337	1,533	(39)	96,831
Federal agency mortgage-backed pools	152,372	6,847	(15)	159,204
Private labeled mortgage-backed pools	1,960	71	—	2,031
Corporate notes	32	19	—	51

Total available for sale investment securities	$463,306	$19,663	$(168)	$482,801

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2013, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2013.

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$4,102	$4,116	$4,358	$4,368
One to five years	53,522	54,656	49,415	50,673
Five to ten years	91,240	96,738	98,551	104,258
After ten years	57,966	61,245	61,313	65,436

	206,830	216,755	213,637	224,735
Federal agency collateralized mortgage obligations	109,727	111,235	95,337	96,831
Federal agency mortgage-backed pools	144,300	150,230	152,372	159,204
Private labeled mortgage-backed pools	1,695	1,756	1,960	2,031

Total available for sale investment securities	$462,552	$479,976	$463,306	$482,801

Held to maturity
Within one year	$2,110	$2,110	$—	$—
One to five years	—	—	—	—

Total held to maturity investment securities	$2,110	$2,110	$—	$—

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$15,552	$(38)	$—	$—	$15,552	$(38)
State and municipal	16,027	(199)	—	—	16,027	(199)
Federal agency collateralized mortgage obligations	31,845	(83)	—	—	31,845	(83)
Federal agency mortgage-backed pools	15,241	(26)	—	—	15,241	(26)

Total temporarily impaired securities	$78,665	$(346)	$—	$—	$78,665	$(346)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$13,064	$(30)	$—	$—	$13,064	$(30)
State and municipal	11,928	(84)	—	—	11,928	(84)
Federal agency collateralized mortgage obligations	12,719	(39)	—	—	12,719	(39)
Federal agency mortgage-backed pools	4,126	(15)	—	—	4,126	(15)

Total temporarily impaired securities	$41,837	$(168)	$—	$—	$41,837	$(168)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three months ended March 31
	2013	2012
Sales of securities available for sale (Unaudited)
Proceeds	$23,485	$—
Gross gains	376	—
Gross losses	(8)	—

Note 4 – Loans

	March 31	December 31
	2013	2012
Commercial
Working capital and equipment	$207,901	$198,805
Real estate, including agriculture	251,470	247,108
Tax exempt	4,467	4,579
Other	9,264	9,979

Total	473,102	460,471

Real estate
1–4 family	187,692	185,940
Other	3,655	3,774

Total	191,347	189,714

Consumer
Auto	139,785	142,149
Recreation	4,908	5,163
Real estate/home improvement	29,599	29,989
Home equity	101,261	104,974
Unsecured	3,759	4,194
Other	2,398	2,615

Total	281,710	289,084

Mortgage warehouse	143,609	251,448

Total loans	1,089,768	1,190,717
Allowance for loan losses	(19,565)	(18,270)

Loans, net	$1,070,203	$1,172,447

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

March 31, 2013	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$157,076	$287	$363	$157,726
Non owner occupied real estate	217,220	197	349	217,766
Residential spec homes	248	—	—	248
Development & spec land loans	10,975	22	21	11,018
Commercial and industrial	86,729	815	121	87,665

Total commercial	472,248	1,321	854	474,423

Residential mortgage	184,589	599	506	185,694
Residential construction	6,252	8	—	6,260
Mortgage warehouse	143,609	480	—	144,089

Total real estate	334,450	1,087	506	336,043

Direct installment	27,396	108	(208)	27,296
Direct installment purchased	382	—	—	382
Indirect installment	131,293	361	(71)	131,583
Home equity	122,176	585	742	123,503

Total consumer	281,247	1,054	463	282,764

Total loans	1,087,945	3,462	1,823	1,093,230
Allowance for loan losses	(19,565)	—	—	(19,565)

Net loans	$1,068,380	$3,462	$1,823	$1,073,665

December 31, 2012	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$162,694	$503	$485	$163,682
Non owner occupied real estate	201,763	467	276	202,506
Residential spec homes	1,056	8	—	1,064
Development & spec land loans	6,963	11	—	6,974
Commercial and industrial	87,082	380	152	87,614

Total commercial	459,558	1,369	913	461,840

Residential mortgage	181,450	565	583	182,598
Residential construction	7,681	13	—	7,694
Mortgage warehouse	251,448	480	—	251,928

Total real estate	440,579	1,058	583	442,220

Direct installment	27,831	115	(204)	27,742
Direct installment purchased	429	—	—	429
Indirect installment	133,481	370	—	133,851
Home equity	126,588	605	959	128,152

Total consumer	288,329	1,090	755	290,174

Total loans	1,188,466	3,517	2,251	1,194,234
Allowance for loan losses	(18,270)	—	—	(18,270)

Net loans	$1,170,196	$3,517	$2,251	$1,175,964

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

	Three Months Ended
	March 31
	2013	2012
Balance at beginning of the period	$18,270	$18,882
Loans charged-off:
Commercial
Owner occupied real estate	132	—
Non owner occupied real estate	146	—
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	139	—

Total commercial	417	—
Real estate
Residential mortgage	143	89
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	143	89
Consumer
Direct Installment	107	113
Direct Installment Purchased	—	—
Indirect Installment	353	338
Home Equity	438	133

Total consumer	898	584

Total loans charged-off	1,458	673

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	32	300
Non owner occupied real estate	2	7
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	36	25

Total commercial	70	332
Real estate
Residential mortgage	3	30
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	3	30
Consumer
Direct Installment	394	15
Direct Installment Purchased	—	—
Indirect Installment	170	201
Home Equity	32	66

Total consumer	596	282

Total loan recoveries	669	644

Net loans charged-off	789	29

Provision charged to operating expense
Commercial	1,738	86
Real estate	312	611
Consumer	34	(138)

Total provision charged to operating expense	2,084	559

Balance at the end of the period	$19,565	$19,412

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

			Mortgage
March 31, 2013	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,945	$—	$—	$—	$1,945
Collectively evaluated for impairment	7,221	3,477	1,603	5,319	17,620

Total ending allowance balance	$9,166	$3,477	$1,603	$5,319	$19,565

Loans:
Individually evaluated for impairment	$10,054	$—	$—	$—	$10,054
Collectively evaluated for impairment	464,369	191,954	144,089	282,764	1,083,176

Total ending loans balance	$474,423	$191,954	$144,089	$282,764	$1,093,230

			Mortgage
December 31, 2012	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,945	$—	$—	$—	$1,945
Collectively evaluated for impairment	5,826	3,204	1,705	5,590	16,325

Total ending allowance balance	$7,771	$3,204	$1,705	$5,590	$18,270

Loans:
Individually evaluated for impairment	$10,597	$—	$—	$—	$10,597
Collectively evaluated for impairment	451,243	190,292	251,928	290,174	1,183,637

Total ending loans balance	$461,840	$190,292	$251,928	$290,174	$1,194,234

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Non-performing Loans and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

		Loans Past
		Due Over 90			Total Non-
		Days Still	Non Performing	Performing	Performing
March 31, 2013	Nonaccrual	Accruing	TDR’s	TDR’s	Loans
Commercial
Owner occupied real estate	$1,299	$—	$1,190	$823	$3,312
Non owner occupied real estate	2,219	—	1,674	447	4,340
Residential development	—	—	—	—	—
Development & Spec Land Loans	699	—	—	—	699
Commercial and industrial	912	—	792	—	1,704

Total commercial	5,129	—	3,656	1,270	10,055

Real estate
Residential mortgage	4,057	2	2,691	1,907	8,657
Residential construction	—	—	290	—	290
Mortgage warehouse	—	—	—	—	—

Total real estate	4,057	2	2,981	1,907	8,947

Consumer
Direct Installment	273	—	—	—	273
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	930	—	—	—	930
Home Equity	1,904	—	147	1,460	3,511

Total Consumer	3,107	—	147	1,460	4,714

Total	$12,293	$2	$6,784	$4,637	$23,716

		Loans Past
		Due Over 90			Total Non-
		Days Still	Non Performing	Performing	Performing
December 31, 2012	Nonaccrual	Accruing	TDR’s	TDR’s	Loans
Commercial
Owner occupied real estate	$2,800	$—	$1,272	$819	$4,891
Non owner occupied real estate	1,705	—	1,605	446	3,756
Residential development	—	—	—	—	—
Development & Spec Land Loans	705	—	—	—	705
Commercial and industrial	544	—	797	—	1,341

Total commercial	5,754	—	3,674	1,265	10,693

Real estate
Residential mortgage	4,565	2	2,536	1,761	8,864
Residential construction	—	—	291	—	291
Mortgage warehouse	—	—	—	—	—

Total real estate	4,565	2	2,827	1,761	9,155

Consumer
Direct Installment	138	26	—	—	164
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	866	26	—	—	892
Home Equity	2,051	—	148	676	2,875

Total Consumer	3,055	52	148	676	3,931

Total	$13,374	$54	$6,649	$3,702	$23,779

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $12.3 million of non-accrual loans and the $6.8 million of non-performing TDR’s at March 31, 2013 were $3.0 million and $3.5 million, respectively, of loans acquired for which accretable yield was recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2013, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2013, the Company had $11.4 million in TDRs and $4.6 million were performing according to the restructured terms and no TDR’s were returned to accrual status in the first three months of 2013. There was $1.7 million of specific reserves allocated to TDRs at March 31, 2013 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructuring during the three months ended March 31, 2013 and 2012, segregated by class, are shown in the table below.

	March 31, 2013		March 31, 2012
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	2	$76	—	$—
Non owner occupied real estate	1	70	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	3	146	—	—

Real estate
Residential mortgage	3	390	1	121
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	3	390	1	121

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	2	791	1	53

Total Consumer	2	791	1	53

Total	8	$1,327	2	$174

Troubled debt restructured loans which had payment defaults during the three months ended March 31, 2013 and 2012, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

	March 31, 2013		March 31, 2012
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	2	$76	—	$—
Non owner occupied real estate	1	70	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	3	146	—	—

Real estate
Residential mortgage	1	234	2	232
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	1	234	2	232

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	—	—	1	53

Total Consumer	—	—	1	53

Total	4	$380	3	$285

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending
				Average	Cash/Accrual
	Unpaid		Allowance For	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income
March 31, 2013	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$3,310	$3,317	$—	$4,906	14
Non owner occupied real estate	2,578	2,579	—	3,793	11
Residential development	—	—	—	—	—
Development & Spec Land Loans	135	135	—	166	—
Commercial and industrial	912	928	—	1,877	—

Total commercial	6,935	6,959	—	10,742	25

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	1,763	1,763	1,080	1,774	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	564	564	600	569	—
Commercial and industrial	792	792	265	794	—

Total commercial	3,119	3,119	1,945	3,137	—

Total	$10,054	$10,078	$1,945	$13,879	$25

				Three Months Ending
				Average	Cash/Accrual
	Unpaid		Allowance For	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income
March 31, 2012	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$723	$723	$—	$503	$3
Non owner occupied real estate	972	974	—	973	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	90	—	90	—
Commercial and industrial	338	338	—	240	1

Total commercial	2,123	2,125	—	1,806	4

With an allowance recorded
Commercial
Owner occupied real estate	1,636	1,636	595	1,783	1
Non owner occupied real estate	3,213	3,213	1,105	3,186	2
Residential development	—	—	—	—	—
Development & Spec Land Loans	715	715	470	237	6
Commercial and industrial	1,348	1,348	663	1,130	4

Total commercial	6,912	6,912	2,833	6,336	13

Total	$9,035	$9,037	$2,833	$8,142	$17

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

	30 -59 Days	60 -89 Days	Greater than 90		Loans Not Past
March 31, 2013	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$568	$17	$—	$585	$156,491	$157,076
Non owner occupied real estate	636	183	—	819	216,401	217,220
Residential development	—	—	—	—	248	248
Development & Spec Land Loans	—	39	—	39	10,936	10,975
Commercial and industrial	203	99	—	302	86,427	86,729

Total commercial	1,407	338	—	1,745	470,503	472,248

Real estate
Residential mortgage	44	84	2	130	184,459	184,589
Residential construction	—	—	—	—	6,252	6,252
Mortgage warehouse	—	—	—	—	143,609	143,609

Total real estate	44	84	2	130	334,320	334,450

Consumer
Direct Installment	80	200	—	280	27,116	27,396
Direct Installment Purchased	—	—	—	—	382	382
Indirect Installment	949	96	—	1,045	130,248	131,293
Home Equity	1,428	1,091	—	2,519	119,657	122,176

Total consumer	2,457	1,387	—	3,844	277,403	281,247

Total	$3,908	$1,809	$2	$5,719	$1,082,226	$1,087,945

Percentage of total loans	0.36%	0.17%	0.00%	0.53%	99.47%

	30 -59 Days	60 -89 Days	Greater than 90		Loans Not Past
December 31, 2012	Past Due	Past Due	Days Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$2,207	$19	$—	$2,226	$160,468 $	162,694
Non owner occupied real estate	669	147	—	816	200,947	201,763
Residential development	—	—	—	—	1,056	1,056
Development & Spec Land Loans	—	—	—	—	6,963	6,963
Commercial and industrial	538	16	—	554	86,528	87,082

Total commercial	3,414	182	—	3,596	455,962	459,558

Real estate
Residential mortgage	167	—	2	169	181,281	181,450
Residential construction	—	—	—	—	7,681	7,681
Mortgage warehouse	—	—	—	—	251,448	251,448

Total real estate	167	—	2	169	440,410	440,579

Consumer
Direct Installment	240	64	26	330	27,501	27,831
Direct Installment Purchased	—	—	—	—	429	429
Indirect Installment	1,105	177	26	1,308	132,173	133,481
Home Equity	1,072	321	—	1,393	125,195	126,588

Total consumer	2,417	562	52	3,031	285,298	288,329

Total	$5,998	$744	$54	$6,796	$1,181,670	$1,188,466

Percentage of total loans	0.50%	0.06%	0.00%	0.57%	99.43%

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

•

Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, and collateral repossessions. The information reviewed in this meeting act as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$139,631	$4,062	$13,383	$—	$157,076
Non owner occupied real estate	189,876	10,806	16,538	—	217,220
Residential development	248	—	—	—	248
Development & Spec Land Loans	7,108	99	3,768	—	10,975
Commercial and industrial	78,882	1,993	5,854	—	86,729

Total commercial	415,745	16,960	39,543	—	472,248

Real estate
Residential mortgage	175,933	—	8,656	—	184,589
Residential construction	5,962	—	290	—	6,252
Mortgage warehouse	143,609	—	—	—	143,609

Total real estate	325,504	—	8,946	—	334,450

Consumer
Direct Installment	27,123	—	273	—	27,396
Direct Installment Purchased	382	—	—	—	382
Indirect Installment	130,363	—	930	—	131,293
Home Equity	118,665	—	3,511	—	122,176

Total Consumer	276,533	—	4,714	—	281,247

Total	$1,017,782	$16,960	$53,203	$—	$1,087,945

Percentage of total loans	93.55%	1.56%	4.89%	0.00%

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$137,664	$6,407	$17,029	$1,594	$162,694
Non owner occupied real estate	171,319	19,440	10,717	287	201,763
Residential development	405	—	651	—	1,056
Development & Spec Land Loans	3,171	178	3,614	—	6,963
Commercial and industrial	78,810	3,136	5,136	—	87,082

Total commercial	391,369	29,161	37,147	1,881	459,558

Real estate
Residential mortgage	172,586	—	8,864	—	181,450
Residential construction	7,390	—	291	—	7,681
Mortgage warehouse	251,448	—	—	—	251,448

Total real estate	431,424	—	9,155	—	440,579

Consumer
Direct Installment	27,667	—	164	—	27,831
Direct Installment Purchased	429	—	—	—	429
Indirect Installment	132,589	—	892	—	133,481
Home Equity	123,713	—	2,875	—	126,588

Total Consumer	284,398	—	3,931	—	288,329

Total	$1,107,191	$29,161	$50,233	$1,881	$1,188,466

Percentage of total loans	93.16%	2.45%	4.23%	0.16%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Derivative financial instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at March 31, 2013 and $30.5 million at December 31, 2012. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2013 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2013 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $75.6 million at March 31, 2013 and $81.0 million at December 31, 2012.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2013, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative March 31, 2013		Liability Derivatives March 31, 2013
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$89	Other liabilities	$1,813
Interest rate contracts	Other Assets	1,724	Other liabilities	5,055

Total derivatives designated as hedging instruments		1,813		6,868

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	846	Other liabilities	—

Total derivatives not designated as hedging instruments		846		—

Total derivatives		$2,659		$6,868

	Asset Derivative December 31, 2012		Liability Derivatives December 31, 2012
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$279	Other liabilities	$2,214
Interest rate contracts	Other Assets	1,935	Other liabilities	5,493

Total derivatives designated as hedging instruments		2,214		7,707

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	858	Other liabilities	—

Total derivatives not designated as hedging instruments		858		—

Total derivatives		$3,072		$7,707

The effect of the derivative instruments on the condensed consolidated statement of income for the three month periods ending is as follows:

	Comprehensive Income on Derivative
	(Effective Portion)
	Three Months Ended March 31
Derivative in cash flow hedging relationship	2013 (Unaudited)	2012 (Unaudited)
Interest rate contracts	$285	$367

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on
		Derivative
		Three Months Ended March 31
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2013 (Unaudited)	2012 (Unaudited)
Interest rate contracts	Interest income - loans	$(401)	$(74)
Interest rate contracts	Interest income - loans	401	74

Total		$—	$—

		Amount of Gain (Loss) Recognized on
		Derivative
		Three Months Ended March 31
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2013 (Unaudited)	2012 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$(12)	$(223)

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Available-for-sale securities
U.S. Treasury and federal agencies	$46,217	$—	$46,217	$—
State and municipal	170,489	—	170,489	—
Federal agency collateralized mortgage obligations	111,235	—	111,235	—
Federal agency mortgage-backed pools	150,230	—	150,230	—
Private labeled mortgage-backed pools	1,756	—	1,756	—
Corporate notes	49	—	49	—

Total available-for-sale securities	479,976	—	479,976	—

Hedged loans	75,601	—	75,601	—
Forward sale commitments	846	—	846	—
Interest rate swap agreements	(6,868)	—	(6,868)	—
Commitments to originate loans	—	—	—	—

December 31, 2012
Available-for-sale securities
U.S. Treasury and federal agencies	$51,779	$—	$51,779	$—
State and municipal	172,905	—	172,905	—
Federal agency collateralized mortgage obligations	96,831	—	96,831	—
Federal agency mortgage-backed pools	159,204	—	159,204	—
Private labeled mortgage-backed pools	2,031	—	2,031	—
Corporate notes	51	—	51	—

Total available-for-sale securities	482,801	—	482,801	—

Hedged loans	81,018	—	81,018	—
Forward sale commitments	858	—	858	—
Interest rate swap agreements	(7,707)	—	(7,707)	—
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Transfers between levels

Transfers between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers to level:

Hedged loans	$—	$59,911	$—	(a)
Forward sale commitments	—	510	—	(b)
Interest rate swap agreements	—	(6,464)	—	(a)
Commitments to originate loans	—	(71)	—	(b)

Total transfers to level	$—	$53,886	$—

(a) -	Valuation determined by widely accepted techniques including discounted cash flow analysis on expected cash flows of each derivative and observable market rate inputs such as yield curves and contractual terms on each instrument.

(b) -	Valuation determined by quoted prices for similar loans in the secondary market with an expected fallout rate (interest rate locked pipeline loans not expected to close). Fallout rate is not considered a significant input to the fair value in its entirety.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2011	$54,362	$662	$(7,101)	$—
Total realized and unrealized gains and losses
Included in net income	(74)	(152)	74	(71)
Included in other comprehensive income, gross	—	—	563	—
Purchases, issuances, and settlements	6,114	—	—	—
Principal payments	(491)	—	—	—
Transfers out to Level 2	(59,911)	(510)	6,464	71

Ending balance December 31, 2012	$—	$—	$—	$—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended March 31
	2013	2012
Non Interest Income	(Unaudited)	(Unaudited)
Total gains and losses from:
Hedged loans	$(401)	$(74)
Fair value interest rate swap agreements	401	74
Derivative loan commitments	(12)	(223)

	$(12)	$(223)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Impaired loans	$8,109	$—	$—	$8,109
Mortgage servicing rights	5,461	—	—	5,461

December 31, 2012
Impaired loans	$8,652	$—	$—	$8,652
Mortgage servicing rights	5,145	—	—	5,145

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $1.9 million at March 31, 2013 and $1.9 million at December 31, 2012.

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSR’s were increased by $33,000 in during the first three months of 2013 and reduced by $1.0 million in 2012 for the fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$8,109	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$5,461	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% -15% (12%), 4% -7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$8,652	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$5,145	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% -7% (4.6%), 1% - 10% (4.5%)

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

	March 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$27,053	$27,053	$—	$—
Loans held for sale	9,105	—	—	9,105
Loans excluding loan level hedges, net	992,789	—	—	1,018,701
Stock in FHLB and FRB	13,333	—	13,333	—
Interest receivable	7,549	—	7,549	—

Liabilities
Non-interest bearing deposits	$217,197	$217,197	$—	$—
Interest-bearing deposits	1,097,866	—	1,099,495	—
Borrowings	208,899	—	215,402	—
Subordinated debentures	32,370	—	32,345	—
Interest payable	552	—	552	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$30,735	$30,735	$—	$—
Loans held for sale	13,744	—	—	13,744
Loans excluding loan level hedges, net	1,089,215	—	—	1,118,255
Stock in FHLB and FRB	13,333	—	13,333	—
Interest receivable	7,716	—	7,716	—

Liabilities
Non-interest bearing deposits	$209,200	$209,200	$—	$—
Interest-bearing deposits	1,084,953	—	1,092,184	—
Borrowings	345,764	—	352,891	—
Subordinated debentures	32,331	—	32,268	—
Interest payable	560	—	560	—

Note 10 – Other Comprehensive Income

	Accumulated Other Comprehensive Income (1)
Unaudited	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance at December 31, 2012	$12,672	$(3,570)	$9,101

Other comprehensive income before reclassifications	(1,107)	285	(822)
Amounts reclassified from other comprehensive income	(239)	—	(239)

Period change	(1,346)	285	(1,061)

Balance at March 31, 2013	$11,326	$(3,285)	$8,040

Balance at December 31, 2011	$11,036	$(3,194)	$7,842

Other comprehensive income before reclassifications	564	367	931
Amounts reclassified from other comprehensive income	—	—	—

Period change	564	367	931

Balance at March 31, 2012	$11,600	$(2,827)	$8,773

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 35%.

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended March 31,		Affected Line Items in the Statement of Net Income
Unaudited	2013	2012
Securities available-for-sale (1)
Net securities gains reclassified into earnings	$368	$—	Gain on sale of investment securities
Related income tax expense	(129)	—	Income tax expense

Net effect on accumulated other comprehensive income for the period	239	—	Net of tax

Total reclassifications for the period	$239	$—	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities”

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 11 – Future accounting matters

ASU 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments were applied retrospectively for all comparative periods presented (See Note 7). The amendments did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

ASU 2013-01— Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods (See Note 7). The amendments did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

ASU 2013-02— Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The amendments did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2012 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

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

Horizon continues to operate in a challenging economic and banking environment. Within the Company’s primary market areas of Northwest and Central Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained elevated through the first three months of 2013. This rise in unemployment has been driven by multiple factors including slowdowns in commercial industries as well as a continued lower activity in the housing and construction industries. The Company’s higher than historical levels of non-performing loans at March 31, 2013 and over the past two years can be attributed to the continued slow economy worldwide and continued high local unemployment, which have resulted in lower business revenues. The acquisition of Heartland on July 17, 2012, further added to the non-performing credits. Despite these economic factors and events, Horizon has continued to post record results through the first three months of 2013.

On July 17, 2012, Horizon completed the acquisition of Heartland Bancshares, Inc. and its wholly owned subsidiary, Heartland Community Bank, which was merged into Horizon Bank. Under the final terms of the acquisition, the exchange ratio was 0.81 shares of Horizon’s common stock for each outstanding share of Heartland common stock. Heartland shares outstanding at the closing were 1,442,449, and the shares of Horizon common stock issued to Heartland shareholders totaled 1,168,383. Horizon’s stock price was $16.83 per share at the close of business on July 17, 2012. Based upon these numbers, the total value of the consideration, including the retirement of TARP, for the acquisition was $26.9 million.

Following are some highlights of Horizon’s financial performance through the first three months of 2013:

•	First quarter 2013 net income was $5.3 million or $.58 diluted earnings per share, the highest quarterly net income in the Company’s history.

•	Net interest income, before provisions for loan losses, for the first three months of 2013 was $16.0 million compared with $13.2 million for the same period in the prior year.

•

Non-interest income rose to $7.5 million in first quarter of 2013 compared with $5.1 million in first quarter of 2012, primarily reflecting a significant increase in gain on sale of loans with increases also in service charges and fees, fiduciary activities and other income.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

•	Return on average assets was 1.23% for the first quarter of 2013.

•	Return on average common equity was 14.11% for the first quarter of 2013.

•	Total loans decreased $100.9 million during the quarter to $1.1 billion at March 31, 2013 as mortgage warehouse loans decreased $107.8 million during the same period.

•	Total deposits increased $20.9 million during the quarter to $1.3 billion at March 31, 2013.

•	Total borrowings decreased $136.9 million during the quarter to $208.9 million as the short-term funding needed for mortgage warehouse loans declined and deposits increased.

•	Horizon’s tangible book value per share rose to $14.64 at March 31, 2013, compared to $14.24 at March 31, 2012.

•

Horizon Bank’s capital ratios, including Tier 1 Capital to Average Assets of 8.80% and Total Capital to Risk Weighted Assets of 13.99% as of March 31, 2013, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2012 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2013, Horizon had core deposit intangibles of $3.9 million subject to amortization and $19.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2013 was $20.21 per share compared to a book value of $17.38 per common share. Horizon reported record earnings for the thirteenth consecutive year in 2012, and the first three months of 2013 were the highest quarterly net income in the Company’s history.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

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

And Results of Operations

For the Three Months Ended March 31, 2013

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

Financial Condition

On March 31, 2013, Horizon’s total assets were $1.7 billion, a decrease of approximately $114.0 million compared to December 31, 2012. This decrease was primarily due to the reduction of $107.8 million in mortgage warehouse loans, partially offset by an increase in commercial loans of $12.6 million and residential mortgage loans of $1.6 million.

Investment securities were comprised of the following as of:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$45,974	$46,217	$51,458	$51,779
State and municipal	160,824	170,489	162,147	172,905
Federal agency collateralized mortgage obligations	109,727	111,235	95,337	96,831
Federal agency mortgage-backed pools	144,300	150,230	152,372	159,204
Private labeled mortgage-backed pools	1,695	1,756	1,960	2,031
Corporate notes	32	49	32	51

Total available for sale investment securities	$462,552	$479,976	$463,306	$482,801

Held to maturity, State and Municipal	$2,110	$2,110	$—	$—

Total investment securities decreased by approximately $715,000 at March 31, 2013 compared to December 31, 2012.

Net loans decreased $102.2 million since December 31, 2012. This decrease was primarily the result of a reduction in mortgage warehouse loans of $107.8 million and consumer loans of $7.4 million, partially offset by increases in commercial and residential mortgage loans of $12.6 million and $1.6 million, respectively. The decrease in the Company’s mortgage warehousing business reflects interest rate movements, seasonality and the decline in the demand for mortgage refinance business. The decrease in consumer loans resulted from loan payments and payoffs outpacing the origination volume in the first quarter. The increase in commercial loans is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint and market expansion.

Total deposits increased $20.9 million during the first three months of 2013. This increase was the result of non-interest bearing deposit accounts increasing by $8.0 million due to increased calling and marketing efforts, interest bearing deposit accounts increasing by $8.2 million primarily due to increased consumer deposits, and time deposits increasing by $4.8 million during the first three months of 2013.

The Company’s borrowings decreased $136.9 million from December 31, 2012 as the short-term funding needed for mortgage warehouse loans declined and deposits increased. At March 31, 2013, the Company had no short-term funds borrowed compared to $157.0 million at December 31, 2012. The Company reduces short-term borrowings to offset decreases in mortgage warehouse lending when it is determined that the loan demand will decrease as a result of refinancing activity. In addition, the Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $162.3 million at March 31, 2013 compared to $159.0 million at December 31, 2012. The increase in stockholders’ equity during the period was the result of the generation of net income partially offset by a decrease in accumulated other comprehensive income and dividends declared. At March 31, 2013, the ratio of average stockholders’ equity to average assets was 9.16% compared to 8.71% for December 31, 2012. Book value per common share at March 31, 2013 increased to $17.38 compared to $17.00 at December 31, 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

Results of Operations

Overview

Consolidated net income for the three-month period ended March 31, 2013 was $5.3 million, an increase of 15.1% from the $4.6 million for the same period in 2012. Earnings per common share for the three months ended March 31, 2013 were $0.60 basic and $0.58 diluted, compared to $0.60 basic and $0.59 diluted for the same three-month period in 2012. Diluted earnings per share decreased by $.01 compared with the same three-month period in 2012 due to an increase in dilutive shares and additional shares issued in the Heartland acquisition. Growth in commercial loans and realizing the synergies from the Heartland transaction contributed to the record earnings in the first quarter of 2013 as mortgage warehousing balances decreased.

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

Net interest income during the three months ended March 31, 2013 was $16.0 million, an increase of $2.8 million over the $13.2 million earned during the same period in 2012. Yields on the Company’s interest-earning assets increased by 4 basis points to 4.95% from 4.91% for the three months ended March 31, 2013 and 2012, respectively. Interest income increased $2.6 million from $16.8 million for the three months ended March 31, 2012 to $19.4 million for the same period in 2013. This increase was primarily due to an increase in interest earning assets and the recognition of approximately $2.0 million of interest income from Heartland loan discounts being accreted and loans paying off before their scheduled maturity. In addition, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $332.2 million of the Company’s $497.0 million of adjustable rate loans.

Rates paid on interest-bearing liabilities decreased by 17 basis points for the three months ended March 31, 2013 compared to the same period in 2012 due to the lower interest rate environment. Interest expense decreased $209,000 from $3.6 million for the three months ended March 31, 2012 to $3.4 million for the same period in 2013. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities. The net interest margin increased 23 basis points from 3.87% for the three months ended March 31, 2012 to 4.10% for the same period in 2013. The increase in the margin for the three-months ended March 31, 2013 compared to the same period in 2012 was due to the recognition of approximately $2.0 million of interest income from Heartland loan discounts being accreted and loans paying off before their scheduled maturity, along with a reduction in the rate paid on interest bearing liabilities. Excluding the interest income recognized from the loan discounts, the margin would have been 3.60% for the three-month period ending March 31, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

The following are the average balance sheets for the three months ending:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$12,639	$8	0.26%	$4,782	$3	0.25%
Interest-earning deposits	7,423	2	0.11%	1,971	1	0.20%
Investment securities - taxable	371,311	2,012	2.20%	344,144	2,310	2.70%
Investment securities - non-taxable (1)	120,652	967	4.33%	107,892	980	5.07%
Loans receivable (2)(3)(4)	1,105,843	16,440	6.03%	952,236	13,532	5.72%

Total interest-earning assets (1)	1,617,868	19,429	4.95%	1,411,025	16,826	4.91%

Noninterest-earning assets
Cash and due from banks	23,745			15,785
Allowance for loan losses	(18,425)			(19,427)
Other assets	134,623			96,543

	$1,757,811			$1,503,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,102,599	$1,480	0.54%	$909,314	$1,639	0.72%
Borrowings	241,383	1,448	2.43%	292,616	1,519	2.09%
Subordinated debentures	32,370	491	6.15%	31,446	470	6.01%

Total interest-bearing liabilities	1,376,352	3,419	1.01%	1,233,376	3,628	1.18%

Noninterest-bearing liabilities
Demand deposits	202,403			131,778
Accrued interest payable and other liabilities	18,082			13,510
Shareholders’ equity	160,974			125,262

	$1,757,811			$1,503,926

Net interest income/spread		$16,010	3.95%		$13,198	3.73%

Net interest income as a percent of average interest earning assets (1)			4.10%			3.87%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the three-months ended March 31, 2013, a provision for loan losses of $2.1 million was required to adequately fund the ALLL compared to a provision of $559,000 for the same period of 2012. Commercial loan net charge-offs during the first quarter of 2013 were $347,000, residential mortgage loan net charge-offs were $140,000, and consumer loan net charge-offs were $302,000.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

The higher provision for loan losses during the three months ended March 31, 2013 was related to organic growth in the Company’s loan portfolio and $1.4 million of additional loan loss provision expense related to credit losses from certain Heartland loans that exceeded the loan discounts recorded at the time of the acquisition. The ALLL balance at March 31, 2013 was $19.6 million or 1.78% of total loans. This compares to an ALLL balance of $18.3 million at December 31, 2012 or 1.52% of total loans and $19.4 million at March 31, 2012 or 1.94% of total loans. The increase in the ratio at March 31, 2013 compared to December 31, 2012 was primarily due an increase in the ALLL balance for commercial loans of $1.4 million and a decrease in total loans of $100.9 million. The decrease in the ratio at March 31, 2013 compared to March 31, 2012 was primarily due to the increase in total loans resulting from the Heartland acquisition in which loans were recorded at fair value with no allowance allocated to them at March 31, 2013.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of March 31, 2013.

Non-performing loans totaled $23.7 million on March 31, 2013, down slightly from $23.8 million on December 31, 2012, and up from $21.1 million on March 31, 2012. The increase from March 31, 2012 was due to the Heartland acquisition. Excluding Heartland loans, non-performing loans decreased to $17.3 million at March 31, 2013 from $21.1 million at March 31, 2012. As a percentage of total loans, non-performing loans were 2.16% on March 31, 2013, up from 1.97% on December 31, 2012, and 2.11% on March 31, 2012.

At March 31, 2013, loans acquired in the Heartland acquisition represented $6.4 million in non-performing, $17.7 million in substandard and $793,000 in delinquent loans, which compares to $7.3 million in non-performing, $18.1 million in substandard and $3.4 million in delinquent loans at December 31, 2012.

Other Real Estate Owned (OREO) totaled $1.8 million on March 31, 2013, down from $2.6 million on December 31, 2012 and up from $889,000 on March 31, 2012.

Other Income

The following is a summary of changes in other income:

	Three Months Ended
	March 31 2013	March 31 2012	Amount Change	Percent Change
Other income
Service charges on deposit accounts	$913	$712	$201	28.2%
Wire transfer fees	190	182	8	4.4%
Interchange fees	866	628	238	37.9%
Fiduciary activities	1,140	975	165	16.9%
Gain on sale of securities	368	—	368	100.0%
Gain on sale of mortgage loans	3,106	2,274	832	36.6%
Mortgage servicing net of impairment	163	90	73	81.1%
Increase in cash surrender value of bank owned life insurance	252	225	27	12.0%
Other income	462	56	406	725.0%

Total other income	$7,460	$5,142	$2,318	45.1%

Service charges on deposit accounts were $201,000 higher and interchange fees were $238,000 higher during the first quarter of 2013 compared to the same period in 2012 primarily due to an increase in transaction

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

accounts and volume. Fiduciary activities increased $165,000 during the first quarter compared to the same period in 2012 due to customer and market value growth. In addition, Horizon incurred a gain on the sale of securities of $368,000 during the first quarter as the result of an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The residential mortgage loan activity during the first quarter of 2013 generated $3.1 million of income from the gain on sale of mortgage loans, up $832,000 from the same period in 2012. This increase was due to more favorable pricing on loans sold and additional volume. Loans originated for sale during the first quarter of 2013 were $95.0 million compared to $80.3 million for the same period in 2012. Other income increased $406,000 primarily due to $238,000 of gains on the sale of other real estate owned and $87,000 of recoveries from loans that had been charged off by Heartland prior to the acquisition.

Other Expense

The following is a summary of changes in other expense:

	Three Months Ended
	March 31 2013	March 31 2012	Amount Change	Percent Change
Other expense
Salaries	$5,179	$3,934	$1,245	31.6%
Commission and bonuses	1,039	846	193	22.8%
Employee benefits	1,286	1,183	103	8.7%
Net occupancy expenses	1,311	1,054	257	24.4%
Data processing	600	526	74	14.1%
Professional fees	499	534	(35)	-6.6%
Outside services and consultants	712	471	241	51.2%
Loan expense	1,114	702	412	58.7%
FDIC deposit insurance	283	257	26	10.1%
Other losses	(72)	30	(102)	-340.0%
Other expenses	2,028	1,623	405	25.0%

Total other expense	$13,979	$11,160	$2,819	25.3%

Total other expenses were $2.8 million higher in the first quarter of 2013 compared to the first quarter of 2012. Salaries, commissions and employee benefits increased $1.5 million compared to the same quarter in 2012 primarily due to changes to annual merit pay, employee benefits costs, commissions earned and bonus accruals. In addition, compensation and net occupancy expenses were higher due to the Heartland acquisition and directly related to Horizon’s investment in growth markets. The increase in the first quarter of 2013 in outside services and consultants of $241,000 compared to the same quarter in the prior year was due to growth and increased products and services provided by the Company. The increase in loan expense during the first quarter of 2013 compared to the prior year was related to an increase in loan origination, collection and workout costs. Other losses improved $102,000 year over year due to the reversal of a previously required reserve for potential repurchases of sold loans that were resolved without a loss. Other expenses increased $405,000 in the first quarter of 2013 compares to the same period in 2012 primarily due to the Company’s growth and expansion efforts.

Income Taxes

Income tax expense for the first quarter of 2013 was $2.1 million compared to $2.0 million of tax expense for same period of 2012. The effective tax rate for the first quarter of 2013 was 28.3% compared to 30.3% in the same period of 2012. The decrease in the effective tax rate is primarily due to tax planning strategies implemented in the first quarter of 2013 including a captive real estate investment trust subsidiary (“REIT”) and a captive insurance subsidiary reducing both the federal and state tax liabilities.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2013

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the three months ended March 31, 2013, cash and cash equivalents decreased by approximately $3.7 million. At March 31, 2013, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $435.5 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $349.6 million at December 31, 2012 and $333.4 million at March 31, 2012.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2013. Stockholders’ equity totaled $162.3 million as of March 31, 2013, compared to $159.0 million as of December 31, 2012. For the three months ended March 31, 2013, the ratio of average stockholders’ equity to average assets was 9.16% compared to 8.71% for the three months ended December 31, 2012. The increase in stockholders’ equity during the period was the result of the generation of net income partially offset by a decrease in accumulated other comprehensive income, net of dividends declared.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending March 31, 2013, the dividend cost was approximately $146,000, or 4.7% annualized. For the second quarter of 2013, the dividend cost will be approximately $141,000 or 4.5% annualized and for the third quarter of 2013, the dividend cost will be approximately $62,500 or 2.0% annualized. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital.

Horizon declared common stock dividends in the amount of $0.10 per share during the first three months of 2013 compared to $0.09 for the same period of 2012. The dividend payout ratio (dividends as a percent of basic earnings per share) was 16.7% and 14.5% for the first three months of 2013 and 2012, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2012.

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three Months Ended March 31, 2013

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Horizon’s 2012 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2012 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2013, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2013, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months Ended March 31, 2013

ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10-K for 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months Ended March 31, 2013

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3	Amended and Restated Bylaws, as amended through April 16, 2013

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP
Dated: May 8, 2013	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 8, 2013	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3	Amended and Restated Bylaws, as amended through April 16, 2013	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 18, 2013
Exhibit 31.1	Certification of Craig M. Dwight	Attached
Exhibit 31.2	Certification of Mark E. Secor	Attached
Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files*	Attached

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.