Form 10-Q
period 2013-06-30
HORIZON BANCORP /IN/
filed 2013-08-08
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,695,721 shares of Common Stock, no par value, at August 8, 2013.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	June 30	December 31
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$31,735	$30,735
Investment securities, available for sale	482,453	482,801
Investment securities, held to maturity	9,910	—
Loans held for sale	14,710	13,744
Loans, net of allowance for loan losses of $18,880 and $18,270	1,098,786	1,172,447
Premises and equipment	43,362	42,184
Federal Reserve and Federal Home Loan Bank stock	14,184	13,333
Goodwill	19,748	19,748
Other intangible assets	3,667	4,048
Interest receivable	7,749	7,716
Cash value life insurance	35,701	35,192
Other assets	23,902	26,279

Total assets	$1,785,907	$1,848,227

Liabilities
Deposits
Non-interest bearing	$213,700	$209,200
Interest bearing	1,083,556	1,084,953

Total deposits	1,297,256	1,294,153
Borrowings	282,837	345,764
Subordinated debentures	32,409	32,331
Interest payable	931	560
Other liabilities	12,309	16,451

Total liabilities	1,625,742	1,689,259

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 8,693,471 shares Outstanding, 8,617,466 shares	—	—
Additional paid-in capital	32,108	31,965
Retained earnings	114,398	105,402
Accumulated other comprehensive income	1,159	9,101

Total stockholders’ equity	160,165	158,968

Total liabilities and stockholders’ equity	$1,785,907	$1,848,227

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$16,906	$13,327	$33,346	$26,859
Investment securities
Taxable	2,047	2,246	4,069	4,560
Tax exempt	1,024	950	1,991	1,930

Total interest income	19,977	16,523	39,406	33,349

Interest Expense
Deposits	1,445	1,526	2,925	3,165
Borrowed funds	1,456	1,519	2,904	3,038
Subordinated debentures	501	472	992	942

Total interest expense	3,402	3,517	6,821	7,145

Net Interest Income	16,575	13,006	32,585	26,204
Provision for loan losses	729	209	2,813	768

Net Interest Income after Provision for Loan Losses	15,846	12,797	29,772	25,436

Non-interest Income
Service charges on deposit accounts	988	763	1,901	1,475
Wire transfer fees	203	213	393	395
Interchange fees	1,060	714	1,926	1,342
Fiduciary activities	1,047	982	2,187	1,957
Gain on sale of investment securities (includes $0 and $368 for the three and six months ended 2013 and $0 for the three and six months ended 2012, respectively, related to accumulated other comprehensive earnings reclasifications)	—	—	368	—
Gain on sale of mortgage loans	2,807	3,411	5,913	5,685
Mortgage servicing income net of impairment	302	170	465	260
Increase in cash value of bank owned life insurance	257	235	509	460
Other income	185	67	647	123

Total non-interest income	6,849	6,555	14,309	11,697

Non-interest Expense
Salaries and employee benefits	7,721	6,539	15,225	12,502
Net occupancy expenses	1,295	976	2,606	2,030
Data processing	818	603	1,418	1,129
Professional fees	454	583	953	1,117
Outside services and consultants	486	526	1,198	997
Loan expense	1,402	866	2,516	1,568
FDIC insurance expense	268	250	551	507
Other losses	163	162	91	192
Other expense	2,188	1,675	4,216	3,298

Total non-interest expense	14,795	12,180	28,774	23,340

Income Before Income Tax	7,900	7,172	15,307	13,793
Income tax expense (includes $0 and $129 for the three and six months ended 2013 and $0 for the three and six months ended 2012, respectively, related to income tax expense from reclassification items)	2,235	2,262	4,331	4,270

Net Income	5,665	4,910	10,976	9,523
Preferred stock dividend and discount accretion	(96)	(106)	(242)	(263)

Net Income Available to Common Shareholders	$5,569	$4,804	$10,734	$9,260

Basic Earnings Per Share	$0.65	$0.65	$1.25	$1.25
Diluted Earnings Per Share	0.62	0.62	1.20	1.21

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollar Amounts in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$5,665	$4,910	$10,976	$9,523

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	1,582	(1,208)	2,020	(645)
Income tax effect	(554)	423	(707)	226

Changes from derivative instruments	1,028	(785)	1,313	(419)
Change in securities available-for-sale:
Unrealized appreciation (depreciation) for the period	(12,168)	1,211	(14,607)	2,080
Reclassification adjustment for securities gains realized in income	—	—	368	—
Income tax effect	4,259	(424)	4,984	(728)

Unrealized gains (losses) on available-for-sale securities	(7,909)	787	(9,255)	1,352
Other Comprehensive Income (Loss), Net of Tax	(6,881)	2	(7,942)	933

Comprehensive Income (Loss)	$(1,216)	$4,912	$3,034	$10,456

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2013	$12,500	$31,965	$105,402	$9,101	$158,968
Net income			10,976		10,976
Other comprehensive income (loss), net of tax				(7,942)	(7,942)

Amortization of unearned compensation		127			127
Stock option expense		16			16
Cash dividends on preferred stock (3.87%)			(242)		(242)
Cash dividends on common stock ($.20 per share)			(1,738)		(1,738)

Balances, June 30, 2013	$12,500	$32,108	$114,398	$1,159	$160,165

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2013 (Unaudited)	2012 (Unaudited)
Operating Activities
Net income	$10,976	$9,523
Items not requiring (providing) cash
Provision for loan losses	2,813	768
Depreciation and amortization	1,686	1,298
Share based compensation	16	17
Mortgage servicing rights impairment (recovery)	(135)	(64)
Premium amortization on securities available for sale, net	1,540	1,410
Gain on sale of investment securities	(368)	—
Gain on sale of mortgage loans	(5,913)	(5,685)
Proceeds from sales of loans	202,947	184,317
Loans originated for sale	(198,000)	(178,632)
Change in cash value of life insurance	(509)	(459)
(Gain) loss on sale of other real estate owned	(277)	26
Net change in
Interest receivable	(33)	(14)
Interest payable	371	315
Other assets	7,101	(464)
Other liabilities	(983)	260

Net cash provided by operating activities	21,232	12,616

Investing Activities
Purchases of securities available for sale	(97,983)	(54,618)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	82,920	50,718
Purchase of securities held to maturity	(9,910)	—
Proceeds from maturities of securities held to maturity	—	1,000
Purchase of Federal Reserve Bank stock	(851)	—
Net change in loans	67,621	(11,431)
Proceeds on the sale of OREO and repossessed assets	2,053	2,991
Purchases of premises and equipment	(2,356)	(2,324)

Net cash provided by (used in) by investing activities	41,494	(13,664)

Financing Activities
Net change in
Deposits	3,103	35,924
Borrowings	(62,849)	(30,185)
Proceeds from issuance of stock	—	166
Dividends paid on common shares	(1,738)	(1,298)
Dividends paid on preferred shares	(242)	(263)

Net cash provided by (used in) financing activities	(61,726)	4,344

Net Change in Cash and Cash Equivalent	1,000	3,296
Cash and Cash Equivalents, Beginning of Period	30,735	20,447

Cash and Cash Equivalents, End of Period	$31,735	$23,743

Additional Cash Flows Information
Interest paid	$6,450	$6,829
Income taxes paid	3,100	3,925
Transfer of loans to other real estate owned	1,381	1,224

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2013 and June 30, 2012 are not necessarily indicative of the operating results for the full year of 2013 or 2012. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

	Three months ended		Six months ended
	June 30		June 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$5,665	$4,910	$10,976	$9,523
Less: Preferred stock dividends and accretion of discount	96	106	242	263

Net income available to common shareholders	$5,569	$4,804	$10,734	$9,260

Weighted average common shares outstanding(1)(2)	8,617,466	7,434,537	8,617,466	7,428,699

Basic earnings per share	$0.65	$0.65	$1.25	$1.25

Diluted earnings per share
Net income available to common shareholders	$5,569	$4,804	$10,734	$9,260

Weighted average common shares outstanding(1)(2)	8,617,466	7,434,537	8,617,466	7,428,699
Effect of dilutive securities:
Warrants	287,815	238,512	290,550	204,770
Restricted stock	35,263	26,373	35,411	18,561
Stock options	33,559	29,097	33,981	22,244

Weighted average shares outstanding	8,974,103	7,728,519	8,977,408	7,674,273

Diluted earnings per share	$0.62	$0.62	$1.20	$1.21

(1)	Adjusted for 3:2 stock split on November 9, 2012
(2)	Includes average shares issued for the Heartland acquisition for the three and six months ending June 30, 2013

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

At June 30, 2013 and 2012, there were 46,760 shares and 12,750 shares, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2012 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2012 consolidated financial statements to be comparable to 2013. These reclassifications had no effect on net income.

Note 2 – Acquisition

On July 17, 2012, Horizon closed its acquisition of Heartland Bancshares, Inc. and Horizon Bank N.A.’s acquisition of Heartland Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.81 shares of Horizon’s common stock for each share of Heartland common stock outstanding. Heartland shares outstanding at the closing were 1,442,449, and the shares of Horizon common stock issued to Heartland shareholders totaled 1,168,383. Horizon’s stock price was $16.83 per share at the close of business on July 17, 2012. Based upon these numbers, the total value of the consideration, including the retirement of TARP, for the acquisition was $26.9 million. For the year ended December 31, 2012, the Company had approximately $1.5 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company has the opportunity to increase its deposit base and reduce transaction costs. The Company also expects to continue reducing costs through economies of scale.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2013. The amounts of loans at June 30, 2013, are as follows:

Commercial	$52,469
Real estate	13,848
Consumer	13,494

Outstanding balance	$79,811

Carrying amount, net of allowance of $404	$79,407

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2012	$6,111
Additions	—
Accretion	(752)
Reclassification from nonaccreatable difference	—
Disposals	(1,296)

Balance at June 30, 2013	$4,063

During the six months ended June 30, 2013, the Company increased the allowance for loan losses by a charge to the income statement of $1.5 million. No allowances for loan losses were reversed for the six months ended 2013.

Note 3 – Securities

The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$39,071	$150	$(614)	$38,607
State and municipal	176,838	5,949	(2,420)	180,367
Federal agency collateralized mortgage obligations	108,607	1,366	(1,170)	108,803
Federal agency mortgage-backed pools	151,146	3,583	(1,652)	153,077
Private labeled mortgage-backed pools	1,502	52	—	1,554
Corporate notes	32	13	—	45

Total available for sale investment securities	$477,196	$11,113	$(5,856)	$482,453

Held to maturity, State and Municipal	$9,910	$—	$—	$9,910

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$51,458	$351	$(30)	$51,779
State and municipal	162,147	10,842	(84)	172,905
Federal agency collateralized mortgage obligations	95,337	1,533	(39)	96,831
Federal agency mortgage-backed pools	152,372	6,847	(15)	159,204
Private labeled mortgage-backed pools	1,960	71	—	2,031
Corporate notes	32	19	—	51

Total available for sale investment securities	$463,306	$19,663	$(168)	$482,801

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2013, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2013.

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$4,163	$4,184	$4,358	$4,368
One to five years	43,560	44,113	49,415	50,673
Five to ten years	98,188	100,398	98,551	104,258
After ten years	70,030	70,324	61,313	65,436

	215,941	219,019	213,637	224,735
Federal agency collateralized mortgage obligations	108,607	108,803	95,337	96,831
Federal agency mortgage-backed pools	151,146	153,077	152,372	159,204
Private labeled mortgage-backed pools	1,502	1,554	1,960	2,031

Total available for sale investment securities	$477,196	$482,453	$463,306	$482,801

Held to maturity
Within one year	$9,910	$9,910	$—	$—
One to five years	—	—	—	—

Total held to maturity investment securities	$9,910	$9,910	$—	$—

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$27,871	$(614)	$—	$—	$27,871	$(614)
State and municipal	55,862	(2,403)	1,141	(17)	57,003	(2,420)
Federal agency collateralized mortgage obligations	51,644	(1,170)	—	—	51,644	(1,170)
Federal agency mortgage-backed pools	48,313	(1,652)	—	—	48,313	(1,652)

Total temporarily impaired securities	$183,690	$(5,839)	$1,141	$(17)	$184,831	$(5,856)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$13,064	$(30)	$—	$—	$13,064	$(30)
State and municipal	11,928	(84)	—	—	11,928	(84)
Federal agency collateralized mortgage obligations	12,719	(39)	—	—	12,719	(39)
Federal agency mortgage-backed pools	4,126	(15)	—	—	4,126	(15)

Total temporarily impaired securities	$41,837	$(168)	$—	$—	$41,837	$(168)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Sales of securities available for sale (Unaudited)
Proceeds	$—	$—	$23,485	$—
Gross gains	—	—	376	—
Gross losses	—	—	(8)	—

Note 4 – Loans

	June 30 2013	December 31 2012
Commercial
Working capital and equipment	$235,315	$198,805
Real estate, including agriculture	249,220	247,108
Tax exempt	4,275	4,579
Other	13,420	9,979

Total	502,230	460,471

Real estate
1–4 family	179,007	185,940
Other	3,603	3,774

Total	182,610	189,714

Consumer
Auto	137,161	142,149
Recreation	5,185	5,163
Real estate/home improvement	29,415	29,989
Home equity	99,839	104,974
Unsecured	3,793	4,194
Other	2,471	2,615

Total	277,864	289,084

Mortgage warehouse	154,962	251,448

Total loans	1,117,666	1,190,717
Allowance for loan losses	(18,880)	(18,270)

Loans, net	$1,098,786	$1,172,447

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

	Loan		Deferred	Recorded
June 30, 2013	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$159,379	$316	$210	$159,905
Non owner occupied real estate	233,203	178	446	233,827
Residential spec homes	245	—	—	245
Development & spec land loans	12,988	36	21	13,045
Commercial and industrial	95,649	804	89	96,542

Total commercial	501,464	1,334	766	503,564

Residential mortgage	174,032	631	445	175,108
Residential construction	8,133	9	—	8,142
Mortgage warehouse	154,962	480	—	155,442

Total real estate	337,127	1,120	445	338,692

Direct installment	28,099	102	(252)	27,949
Direct installment purchased	358	—	—	358
Indirect installment	128,647	343	—	128,990
Home equity	120,547	558	465	121,570

Total consumer	277,651	1,003	213	278,867

Total loans	1,116,242	3,457	1,424	1,121,123
Allowance for loan losses	(18,880)	—	—	(18,880)

Net loans	$1,097,362	$3,457	$1,424	$1,102,243

	Loan		Deferred	Recorded
December 31, 2012	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$162,694	$503	$485	$163,682
Non owner occupied real estate	201,763	467	276	202,506
Residential spec homes	1,056	8	—	1,064
Development & spec land loans	6,963	11	—	6,974
Commercial and industrial	87,082	380	152	87,614

Total commercial	459,558	1,369	913	461,840

Residential mortgage	181,450	565	583	182,598
Residential construction	7,681	13	—	7,694
Mortgage warehouse	251,448	480	—	251,928

Total real estate	440,579	1,058	583	442,220

Direct installment	27,831	115	(204)	27,742
Direct installment purchased	429	—	—	429
Indirect installment	133,481	370	—	133,851
Home equity	126,588	605	959	128,152

Total consumer	288,329	1,090	755	290,174

Total loans	1,188,466	3,517	2,251	1,194,234
Allowance for loan losses	(18,270)	—	—	(18,270)

Net loans	$1,170,196	$3,517	$2,251	$1,175,964

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$19,565	$19,412	$18,270	$18,882
Loans charged-off:
Commercial
Owner occupied real estate	6	3	138	3
Non owner occupied real estate	45	28	191	28
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	774	327	913	327

Total commercial	825	358	1,242	358
Real estate
Residential mortgage	416	115	559	204
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	416	115	559	204
Consumer
Direct Installment	88	58	195	171
Direct Installment Purchased	—	—	—	—
Indirect Installment	271	271	624	609
Home Equity	201	754	639	887

Total consumer	560	1,083	1,458	1,667

Total loans charged-off	1,801	1,556	3,259	2,229

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	14	52	46	352
Non owner occupied real estate	1	—	3	7
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	111	28	147	53

Total commercial	126	80	196	412
Real estate
Residential mortgage	5	2	8	32
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	5	2	8	32
Consumer
Direct Installment	54	20	448	35
Direct Installment Purchased	—	—	—	—
Indirect Installment	202	189	372	390
Home Equity	—	18	32	84

Total consumer	256	227	852	509

Total loan recoveries	387	309	1,056	953

Net loans charged-off	1,414	1,247	2,203	1,276

Provision charged to operating expense
Commercial	(940)	(391)	802	(305)
Real estate	675	35	986	646
Consumer	994	565	1,025	427

Total provision charged to operating expense	729	209	2,813	768

Balance at the end of the period	$18,880	$18,374	$18,880	$18,374

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

June 30, 2013	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,398	$—	$—	$—	$2,398
Collectively evaluated for impairment	5,128	3,734	1,610	6,010	16,482

Total ending allowance balance	$7,526	$3,734	$1,610	$6,010	$18,880

Loans:
Individually evaluated for impairment	$9,390	$—	$—	$—	$9,390
Collectively evaluated for impairment	494,174	183,250	155,442	278,867	1,111,733

Total ending loans balance	$503,564	$183,250	$155,442	$278,867	$1,121,123

December 31, 2012	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,945	$—	$—	$—	$1,945
Collectively evaluated for impairment	5,826	3,204	1,705	5,590	16,325

Total ending allowance balance	$7,771	$3,204	$1,705	$5,590	$18,270

Loans:
Individually evaluated for impairment	$10,597	$—	$—	$—	$10,597
Collectively evaluated for impairment	451,243	190,292	251,928	290,174	1,183,637

Total ending loans balance	$461,840	$190,292	$251,928	$290,174	$1,194,234

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Non-performing Loans and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

June 30, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$451	$—	$79	$784	$1,314
Non owner occupied real estate	2,504	76	1,424	446	4,450
Residential development	—	—	—	—	—
Development & Spec Land Loans	733	—	—	—	733
Commercial and industrial	2,183	—	786	—	2,969

Total commercial	5,871	76	2,289	1,230	9,466

Real estate
Residential mortgage	3,795	3	2,866	2,415	9,079
Residential construction	—	—	287	—	287
Mortgage warehouse	—	—	—	—	—

Total real estate	3,795	3	3,153	2,415	9,366

Consumer
Direct Installment	410	31	—	—	441
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	717	—	—	—	717
Home Equity	3,062	12	1,144	1,441	5,659

Total Consumer	4,189	43	1,144	1,441	6,817

Total	$13,855	$122	$6,586	$5,086	$25,649

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,800	$—	$1,272	$819	$4,891
Non owner occupied real estate	1,705	—	1,605	446	3,756
Residential development	—	—	—	—	—
Development & Spec Land Loans	705	—	—	—	705
Commercial and industrial	544	—	797	—	1,341

Total commercial	5,754	—	3,674	1,265	10,693

Real estate
Residential mortgage	4,565	2	2,536	1,761	8,864
Residential construction	—	—	291	—	291
Mortgage warehouse	—	—	—	—	—

Total real estate	4,565	2	2,827	1,761	9,155

Consumer
Direct Installment	138	26	—	—	164
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	866	26	—	—	892
Home Equity	2,051	—	148	676	2,875

Total Consumer	3,055	52	148	676	3,931

Total	$13,374	$54	$6,649	$3,702	$23,779

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $13.9 million of non-accrual loans and the $6.6 million of non-performing TDR’s at June 30, 2013 were $1.7 million and $841,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Operating Officer or the Senior Vice President of Operations must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2013, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2013, the Company had $11.7 million in TDRs and $5.1 million were performing according to the restructured terms and no TDR’s were returned to accrual status in the first three months of 2013. There was $2.2 million of specific reserves allocated to TDRs at June 30, 2013 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructuring during the six months ended June 30, 2013 and 2012, segregated by class, are shown in the table below.

	June 30, 2013		June 30, 2012
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	—	—	—	—

Real estate
Residential mortgage	5	758	1	332
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	5	758	1	332

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	997	—	—

Total Consumer	1	997	—	—

Total	6	$1,755	1	$332

Troubled debt restructured loans which had payment defaults during the six months ended June 30, 2013 and 2012, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

	June 30, 2013		June 30, 2012
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	—	—	—	—

Real estate
Residential mortgage	3	239	2	410
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	3	239	2	410

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	997	—	—

Total Consumer	1	997	—	—

Total	4	$1,236	2	$410

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Six Months Ending
June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,142	$1,146	$—	$1,750	13	$1,785	$27
Non owner occupied real estate	2,579	2,584	—	2,710	12	2,439	23
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	60	60	—	64	—	45	—
Commercial and industrial	906	922	—	1,595	3	1,478	3

Total commercial	4,687	4,712	—	6,119	28	5,747	53

With an allowance recorded
Commercial
Owner occupied real estate	172	172	30	216	—	222	—
Non owner occupied real estate	1,795	1,795	1,097	1,799	—	1,809	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	673	673	425	702	—	706	—
Commercial and industrial	2,063	2,075	846	2,072	20	1,433	20

Total commercial	4,703	4,715	2,398	4,789	20	4,170	20

Total	$9,390	$9,427	$2,398	$10,908	$48	$9,917	$73

				Three Months Ending		Six Months Ending
June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,350	$1,350	$—	$1,403	$—	$1,343	$2
Non owner occupied real estate	422	422	—	389	2	392	3
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	14	14	—	5	1	2	1
Commercial and industrial	257	257	—	365	—	312	5

Total commercial	2,043	2,043	—	2,162	3	2,049	11

With an allowance recorded
Commercial
Owner occupied real estate	1,606	1,606	475	1,161	17	1,127	18
Non owner occupied real estate	3,682	3,684	1,100	3,685	—	3,524	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	661	661	615	676	—	455	6
Commercial and industrial	804	804	273	806	—	811	—

Total commercial	6,753	6,755	2,463	6,328	17	5,917	24

Total	$8,796	$8,798	$2,463	$8,490	$20	$7,966	$35

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

June 30, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$525	$506	$—	$1,031	$158,348	$159,379
Non owner occupied real estate	—	68	76	144	233,059	233,203
Residential development	—	—	—	—	245	245
Development & Spec Land Loans	—	—	—	—	12,988	12,988
Commercial and industrial	354	58	—	412	95,237	95,649

Total commercial	879	632	76	1,587	499,877	501,464

Real estate
Residential mortgage	330	2	3	335	173,697	174,032
Residential construction	—	—	—	—	8,133	8,133
Mortgage warehouse	—	—	—	—	154,962	154,962

Total real estate	330	2	3	335	336,792	337,127

Consumer
Direct Installment	135	18	31	184	27,915	28,099
Direct Installment Purchased	—	—	—	—	358	358
Indirect Installment	808	46	—	854	127,793	128,647
Home Equity	703	530	12	1,245	119,302	120,547

Total consumer	1,646	594	43	2,283	275,368	277,651

Total	$2,855	$1,228	$122	$4,205	$1,112,037	$1,116,242

Percentage of total loans	0.26%	0.11%	0.01%	0.38%	99.62%

December 31, 2012	30 -59 Days Past Due	60 -89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$2,207	$19	$—	$2,226	$160,468	$162,694
Non owner occupied real estate	669	147	—	816	200,947	201,763
Residential development	—	—	—	—	1,056	1,056
Development & Spec Land Loans	—	—	—	—	6,963	6,963
Commercial and industrial	538	16	—	554	86,528	87,082

Total commercial	3,414	182	—	3,596	455,962	459,558

Real estate
Residential mortgage	167	—	2	169	181,281	181,450
Residential construction	—	—	—	—	7,681	7,681
Mortgage warehouse	—	—	—	—	251,448	251,448

Total real estate	167	—	2	169	440,410	440,579

Consumer
Direct Installment	240	64	26	330	27,501	27,831
Direct Installment Purchased	—	—	—	—	429	429
Indirect Installment	1,105	177	26	1,308	132,173	133,481
Home Equity	1,072	321	—	1,393	125,195	126,588

Total consumer	2,417	562	52	3,031	285,298	288,329

Total	$5,998	$744	$54	$6,796	$1,181,670	$1,188,466

Percentage of total loans	0.50%	0.06%	0.00%	0.57%	99.43%

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

•

The COO or his designee meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•

Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken foreclosure mitigation, loan extensions, troubled debt restructures, and collateral repossessions. The information reviewed in this meeting act as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$147,937	$3,247	$8,195	$—	$159,379
Non owner occupied real estate	209,033	5,490	18,680	—	233,203
Residential development	245	—	—	—	245
Development & Spec Land Loans	9,618	96	3,274	—	12,988
Commercial and industrial	84,045	6,163	5,441	—	95,649

Total commercial	450,878	14,996	35,590	—	501,464

Real estate
Residential mortgage	164,953	—	9,079	—	174,032
Residential construction	7,846	—	287	—	8,133
Mortgage warehouse	154,962	—	—	—	154,962

Total real estate	327,761	—	9,366	—	337,127

Consumer
Direct Installment	27,658	—	441	—	28,099
Direct Installment Purchased	358	—	—	—	358
Indirect Installment	127,930	—	717	—	128,647
Home Equity	114,888	—	5,659	—	120,547

Total Consumer	270,834	—	6,817	—	277,651

Total	$1,049,473	$14,996	$51,773	$—	$1,116,242

Percentage of total loans	94.02%	1.34%	4.64%	0.00%

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$137,664	$6,407	$17,029	$1,594	$162,694
Non owner occupied real estate	171,319	19,440	10,717	287	201,763
Residential development	405	—	651	—	1,056
Development & Spec Land Loans	3,171	178	3,614	—	6,963
Commercial and industrial	78,810	3,136	5,136	—	87,082

Total commercial	391,369	29,161	37,147	1,881	459,558
Real estate
Residential mortgage	172,586	—	8,864	—	181,450
Residential construction	7,390	—	291	—	7,681
Mortgage warehouse	251,448	—	—	—	251,448

Total real estate	431,424	—	9,155	—	440,579
Consumer
Direct Installment	27,667	—	164	—	27,831
Direct Installment Purchased	429	—	—	—	429
Indirect Installment	132,589	—	892	—	133,481
Home Equity	123,713	—	2,875	—	126,588

Total Consumer	284,398	—	3,931	—	288,329

Total	$1,107,191	$29,161	$50,233	$1,881	$1,188,466

Percentage of total loans	93.16%	2.45%	4.23%	0.16%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Derivative financial instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at June 30, 2013 and December 31, 2012. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2013 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2013 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $83.5 million at June 30, 2013 and $81.0 million at December 31, 2012.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2013, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	June 30, 2013		June 30, 2013
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$42	Other liabilities	$368
Interest rate contracts	Other Assets	326	Other liabilities	3,474

Total derivatives designated as hedging instruments		368		3,842

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	450	Other liabilities	—

Total derivatives not designated as hedging instruments		450		—

Total derivatives		$818		$3,842

	Asset Derivative		Liability Derivatives
	December 31, 2012		December 31, 2012
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$279	Other liabilities	$2,214
Interest rate contracts	Other Assets	1,935	Other liabilities	5,493

Total derivatives designated as hedging instruments		2,214		7,707

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	858	Other liabilities	—

Total derivatives not designated as hedging instruments		858		—

Total derivatives		$3,072		$7,707

The effect of the derivative instruments on the condensed consolidated statement of income for the three and six month periods ending 2013 and 2012 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30
Derivative in cash flow hedging relationship	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	$1,028	$(785)	$1,313	$(419)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative in fair value hedging relationship	Location of gain (loss)	2013	2012	2013	2012
	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income - loans	$(1,444)	$298	$(1,846)	$224
Interest rate contracts	Interest income - loans	1,444	(298)	1,846	(224)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative not designated as hedging relationship	Location of gain (loss)	2013	2012	2013	2012
	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$(396)	$503	$(408)	$280

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Available-for-sale securities
U.S. Treasury and federal agencies	$38,607	$—	$38,607	$—
State and municipal	180,367	—	180,367	—
Federal agency collateralized mortgage obligations	108,803	—	108,803	—
Federal agency mortgage-backed pools	153,077	—	153,077	—
Private labeled mortgage-backed pools	1,554	—	1,554	—
Corporate notes	45	—	45	—

Total available-for-sale securities	482,453	—	482,453	—

Hedged loans	83,545	—	83,545	—
Forward sale commitments	450	—	450	—
Interest rate swap agreements	(3,842)	—	(3,842)	—
Commitments to originate loans	—	—	—	—

December 31, 2012
Available-for-sale securities
U.S. Treasury and federal agencies	$51,779	$—	$51,779	$—
State and municipal	172,905	—	172,905	—
Federal agency collateralized mortgage obligations	96,831	—	96,831	—
Federal agency mortgage-backed pools	159,204	—	159,204	—
Private labeled mortgage-backed pools	2,031	—	2,031	—
Corporate notes	51	—	51	—

Total available-for-sale securities	482,801	—	482,801	—

Hedged loans	81,018	—	81,018	—
Forward sale commitments	858	—	858	—
Interest rate swap agreements	(7,707)	—	(7,707)	—
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Transfers between levels

Transfers between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Reason
	Assets	Inputs	Inputs	for
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Transfer
Transfers to level:

Hedged loans	$—	$59,911	$—	(a	)
Forward sale commitments	—	510	—	(b	)
Interest rate swap agreements	—	(6,464)	—	(a	)
Commitments to originate loans	—	(71)	—	(b	)

Total transfers to level	$—	$53,886	$—

(a)	- Valuation determined by widely accepted techniques including discounted cash flow analysis on expected cash flows of each derivative and observable market rate inputs such as yield curves and contractual terms on each instrument.

(b)	- Valuation determined by quoted prices for similar loans in the secondary market with an expected fallout rate (interest rate locked pipeline loans not expected to close). Fallout rate is not considered a significant input to the fair value in its entirety.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2011	$54,362	$662	$(7,101)	$—
Total realized and unrealized gains and losses
Included in net income	(74)	(152)	74	(71)
Included in other comprehensive income, gross	—	—	563	—
Purchases, issuances, and settlements	6,114	—	—	—
Principal payments	(491)	—	—	—
Transfers out to Level 2	(59,911)	(510)	6,464	71

Ending balance December 31, 2012	$—	$—	$—	$—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Non Interest Income Total gains and losses from:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Hedged loans	$(1,444)	$298	$(1,846)	$224
Fair value interest rate swap agreements	1,444	(298)	1,846	(224)
Derivative loan commitments	(396)	503	(408)	280

	$(396)	$503	$(408)	$280

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Impaired loans	$6,992	$—	$—	$6,992
Mortgage servicing rights	5,892	—	—	5,892
December 31, 2012
Impaired loans	$8,652	$—	$—	$8,652
Mortgage servicing rights	5,145	—	—	5,145

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $2.4 million at June 30, 2013 and $1.9 million at December 31, 2012.

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSR’s was increased by $135,000 during the first six months of 2013 and by $64,000 in 2012 for the fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,992	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$5,892	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$8,652	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$5,145	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2013 and December 31, 2012. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	June 30, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$31,735	$31,735	$—	$—
Investment securities, held to maturity	9,910	—	—	9,910
Loans held for sale	14,710	—	—	14,710
Loans excluding loan level hedges, net	1,014,873	—	—	1,031,387
Stock in FHLB and FRB	14,184	—	14,184	—
Interest receivable	7,749	—	7,749	—

Liabilities
Non-interest bearing deposits	$213,700	$213,700	$—	$—
Interest-bearing deposits	1,083,556	—	1,039,509	—
Borrowings	282,837	—	285,761	—
Subordinated debentures	32,409	—	32,379	—
Interest payable	931	—	931	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$30,735	$30,735	$—	$—
Loans held for sale	13,744	—	—	13,744
Loans excluding loan level hedges, net	1,089,215	—	—	1,118,255
Stock in FHLB and FRB	13,333	—	13,333	—
Interest receivable	7,716	—	7,716	—

Liabilities
Non-interest bearing deposits	$209,200	$209,200	$—	$—
Interest-bearing deposits	1,084,953	—	1,092,184	—
Borrowings	345,764	—	352,891	—
Subordinated debentures	32,331	—	32,268	—
Interest payable	560	—	560	—

Note 10 – Other Comprehensive Income

	Accumulated Other Comprehensive Income (1)
Unaudited	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance at December 31, 2012	$12,671	$(3,570)	$9,101

Other comprehensive income (loss) before reclassifications	(9,016)	1,313	(7,703)
Amounts reclassified from other comprehensive income	(239)	—	(239)

Period change	(9,255)	1,313	(7,942)

Balance at June 30, 2013	$3,416	$(2,257)	$1,159

Balance at December 31, 2011	$11,036	$(3,194)	$7,842

Other comprehensive income (loss) before reclassifications	1,352	(419)	933
Amounts reclassified from other comprehensive income	—	—	—

Period change	1,352	(419)	933

Balance at June 30, 2012	$12,388	$(3,613)	$8,775

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 35%.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended June 30,		Affected Line Items in the Statement of Net Income
Unaudited	2013	2012
Securities available-for-sale (1)
Net securities gains reclassified into earnings	$—	$—	Gain on sale of investment securities
Related income tax expense	—	—	Income tax expense

Net effect on accumulated other comprehensive income for the period	—	—	Net of tax

Total reclassifications for the period	$—	$—	Net of tax

(1) For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities”

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income For the Six Months Ended June 30,		Affected Line Items in the Statement of Net Income
Unaudited	2013	2012
Securities available-for-sale (1)
Net securities gains reclassified into earnings	$368	$—	Gain on sale of investment securities
Related income tax expense	(129)	—	Income tax expense

Net effect on accumulated other comprehensive income for the period	239	—	Net of tax

Total reclassifications for the period	$239	$—	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities”

Note 11 – Future accounting matters

Accounting Standards Update No. 2013-04 – Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D – Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-07 – Presentation of Financial Statements (Topic 205). On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted.

The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

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

•	the impact of the Basel III capital rules as adopted by the federal banking agencies;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits; and

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

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

Horizon continues to operate in a challenging economic and banking environment. Within the Company’s primary market areas of Northwest and Central Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained elevated through the first six months of 2013. This rise in unemployment has been driven by multiple factors including slowdowns in commercial industries as well as a continued lower activity in the housing and construction industries. The Company’s higher than historical levels of non-performing loans at June 30, 2013 and over the past three years can be attributed to the continued slow economy worldwide and continued high local unemployment, which have resulted in lower business revenues. The acquisition of Heartland on July 17, 2012, further added to the non-performing credits. Despite these economic factors and events, Horizon has continued to post record results through the first six months of 2013.

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

Following are some highlights of Horizon’s financial performance through the second quarter of 2013:

•	Second quarter 2013 net income rose 15.4% compared to the same period in 2012 to $5.7 million or $.62 diluted earnings per share, the highest quarterly net income in the Company’s history.

•

Net income for the first six months of 2013 rose 15.3% compared to the same period in 2012 to $11.0 million or $1.20 diluted earnings per share, the highest first half net income in the Company’s history.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

•	Net interest income, before provisions for loan losses, for the first six months of 2013 was $32.6 million compared with $26.2 million for the same period of 2012.

•	Non-interest income rose 22.3% to $14.3 million for the first six months of 2013 compared with $11.7 million for the same period of 2012.

•	Return on average assets was 1.29% for the second quarter of 2013 and 1.25% for the first six months of 2013.

•	Return on average common equity was 14.67% for the second quarter of 2013 and 14.31% for the first six months of 2013.

•	Total loans increased $27.9 million during the quarter and $120.5 million compared to June 30, 2012 to $1.1 billion at June 30, 2013.

•

Commercial loans increased $29.1 million during the quarter and $145.7 million compared to June 30, 2012 to $502.2 million at June 30, 2013, marking the first time in Horizon’s history that commercial loans surpassed the $500 million milestone.

•

Tangible book value per share decreased to $14.42 at June 30, 2013, compared to $14.64 and $14.81 at March 31, 2013 and June 30, 2012, respectively, reflecting the decrease in accumulated other comprehensive income and the increase in outstanding shares as a result of the Heartland acquisition.

•

Horizon Bank’s capital ratios, including Tier 1 Capital to Average Assets of 8.84% and Total Capital to Risk Weighted Assets of 13.22% as of June 30, 2013, continue to be well above the regulatory standards for well-capitalized banks.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2013, Horizon had core deposit intangibles of $3.7 million subject to amortization and $19.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2013 was $20.41 per share compared to a book value of $17.14 per common share. Horizon reported record earnings for the thirteenth consecutive year in 2012, and the first six months of 2013 were the highest six months of net income in the Company’s history.

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

And Results of Operations

For the Three and Six Months Ended June 30, 2013

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

Financial Condition

On June 30, 2013, Horizon’s total assets were $1.8 billion, a decrease of approximately $62.3 million compared to December 31, 2012. This decrease was primarily due to the reduction of $96.5 million in mortgage warehouse loans, partially offset by an increase in commercial loans of $41.8 million.

Investment securities were comprised of the following as of:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$39,071	$38,607	$51,458	$51,779
State and municipal	176,838	180,367	162,147	172,905
Federal agency collateralized mortgage obligations	108,607	108,803	95,337	96,831
Federal agency mortgage-backed pools	151,146	153,077	152,372	159,204
Private labeled mortgage-backed pools	1,502	1,554	1,960	2,031
Corporate notes	32	45	32	51

Total available for sale investment securities	$477,196	$482,453	$463,306	$482,801

Held to maturity, State and Municipal	$9,910	$9,910	$—	$—

Total investment securities increased by approximately $9.6 million at June 30, 2013 compared to December 31, 2012.

Net loans decreased $73.7 million since December 31, 2012. This decrease was the result of a reduction in mortgage warehouse loans of $96.5 million, consumer loans of $11.2 million and residential mortgage loans of $7.1 million, partially offset by an increase in commercial loans of $41.8 million. The decrease in the Company’s mortgage warehousing business reflects lower demand from increased long-term interest rate movements, seasonality and the decline in the demand for mortgage refinance business. The decrease in consumer and residential mortgage loans resulted from loan payments and payoffs outpacing origination volume. The increase in commercial loans is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint and market expansion.

Total deposits increased $3.1 million during the first six months of 2013. This increase was the result of non-interest bearing deposit accounts increasing by $4.5 million due to increased calling and marketing efforts and interest bearing deposit accounts increasing by $3.0 million primarily due to increased consumer deposits, partially offset by a decrease in time deposits of $4.4 million during the first six months of 2013.

The Company’s borrowings decreased $62.9 million from December 31, 2012 as the short-term funding needed for mortgage warehouse loans declined and deposits increased. At June 30, 2013, the Company had $75 million of short-term funds borrowed compared to $157.0 million at December 31, 2012. The Company reduces short-term borrowings to offset decreases in mortgage warehouse lending when it is determined that the loan demand will decrease as a result of refinancing activity. In addition, the Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $160.2 million at June 30, 2013 compared to $159.0 million at December 31, 2012. The increase in stockholders’ equity during the period was the result of the generation of net income partially offset by a decrease in accumulated other comprehensive income and dividends declared. At June 30, 2013, the ratio of average stockholders’ equity to average assets was 9.34% compared to 8.71% for December 31, 2012. Book value per common share at June 30, 2013 increased to $17.14 compared to $17.00 at December 31, 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

Results of Operations

Overview

Consolidated net income for the three-month period ended June 30, 2013 was $5.7 million, an increase of 15.4% from the $4.9 million for the same period in 2012. Earnings per common share for the three months ended June 30, 2013 were $0.65 basic and $0.62 diluted, compared to $0.65 basic and $0.62 diluted for the same three-month period in 2012. Additional income from the growth in commercial loans and the realization of synergies from the Heartland transaction contributed to the record earnings in the second quarter of 2013 as mortgage warehousing balances declined.

Consolidated net income for the six-month period ended June 30, 2013 was $11.0 million, an increase of 15.3% from the $9.5 million for the same period in 2012. Earnings per common share for the six months ended June 30, 2013 were $1.25 basic and $1.20 diluted, compared to $1.25 basic and $1.21 diluted for the same six-month period in 2012. Diluted earnings per share decreased by $.01 compared with the same six-month period in 2012 due to an increase in dilutive shares and additional shares issued in the Heartland acquisition. Growth in commercial loans and realizing the synergies from the Heartland transaction contributed to the record earnings in the first half of 2013 as mortgage warehousing balances decreased.

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

Net interest income during the three months ended June 30, 2013 was $16.6 million, an increase of $3.6 million over the $13.0 million earned during the same period in 2012. Yields on the Company’s interest-earning assets increased by 26 basis points to 5.05% from 4.79% for the three months ended June 30, 2013 and 2012, respectively. Interest income increased $3.5 million from $16.5 million for the three months ended June 30, 2012 to $20.0 million for the same period in 2013. This increase was primarily due to an increase in interest earning assets and the recognition of approximately $2.4 million of interest income from Heartland loan discounts being accreted and loans paying off before their scheduled maturity. In addition, the asset yields on loans receivable has not declined at the same pace as some market indices partially due to interest rate floors that are in place on approximately $330.6 million of the Company’s $513.0 million of adjustable rate loans.

Rates paid on interest-bearing liabilities decreased by 15 basis points for the three months ended June 30, 2013 compared to the same period in 2012 due to the lower short-term interest rate environment. Interest expense decreased $115,000 from $3.5 million for the three months ended June 30, 2012 to $3.4 million for the same period in 2013. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities. The net interest margin increased 42 basis points from 3.79% for the three months ended June 30, 2012 to 4.21% for the same period in 2013. The increase in the margin for the three months ended June 30, 2013 compared to the same period in 2012 was due to the recognition of approximately $2.4 million of interest income from Heartland loan discounts being accreted and loans paying off before their scheduled maturity, along with a reduction in the rate paid on interest bearing liabilities. Excluding the interest income recognized from the loan discounts, the margin would have been 3.61% for the three-month period ending June 30, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$5,690	$3	0.21%	$1,348	$1	0.30%
Interest-earning deposits	10,289	5	0.19%	1,908	1	0.21%
Investment securities - taxable	369,382	2,039	2.21%	349,118	2,244	2.59%
Investment securities - non-taxable (1)	131,474	1,024	4.53%	105,822	950	5.01%
Loans receivable (2)(3)(4)	1,109,345	16,906	6.12%	961,174	13,327	5.58%

Total interest-earning assets (1)	1,626,180	19,977	5.05%	1,419,370	16,523	4.79%
Noninterest-earning assets
Cash and due from banks	23,544			15,913
Allowance for loan losses	(19,572)			(19,295)
Other assets	133,658			95,472

	$1,763,810			$1,511,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,091,285	$1,445	0.53%	$924,464	$1,526	0.66%
Borrowings	240,681	1,456	2.43%	278,357	1,519	2.19%
Subordinated debentures	32,172	501	6.25%	31,446	472	6.04%

Total interest-bearing liabilities	1,364,138	3,402	1.00%	1,234,267	3,517	1.15%
Noninterest-bearing liabilities
Demand deposits	218,433			133,848
Accrued interest payable and other liabilities	16,492			13,269
Shareholders’ equity	164,747			130,076

	$1,763,810			$1,511,460

Net interest income/spread		$16,575	4.05%		$13,006	3.64%

Net interest income as a percent of average interest earning assets (1)			4.21%			3.79%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans.

Net interest income during the six months ended June 30, 2013 was $32.6 million, an increase of $6.4 million over the $26.2 million earned during the same period in 2012. Yields on the Company’s interest-earning assets increased by 16 basis points to 5.02% for the six months ended June 30, 2013 from 4.86% for the same period in 2012. Interest income increased $6.1 million from $33.3 million for the six months ended June 30, 2012 to $39.4 million for the same period in 2013. This increase was primarily due to an increase in interest earning assets and the recognition of approximately $4.3 million of interest income from Heartland loan discounts being accreted and loans paying off before their scheduled maturity.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

Rates paid on interest-bearing liabilities decreased by 16 basis points for the six months ended June 30, 2013 compared to the same period in 2012 due to the lower short-term interest rate environment. Interest expense decreased $324,000 from $7.1 million for the six-months ended June 30, 2012 to $6.8 million for the same period in 2013. This decrease was due to lower rates being paid on the Company’s interest bearing liabilities partially offset with a higher volume of interest bearing liabilities. The net interest margin increased 33 basis points from 3.84% for the six months ended June 30, 2012 to 4.17% for the same period in 2013. The increase in the margin for the six months ended June 30, 2013 compared to the same period in 2012 was due to the recognition of approximately $4.3 million of interest income from Heartland loan discounts being accreted and loans paying off before their scheduled maturity, along with a reduction in the rate paid on interest bearing liabilities. Excluding the interest income recognized from the loan discounts, the margin would have been 3.66% for the six-month period ending June 30, 2013.

The following are the average balance sheets for the six months ending:

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$9,171	$10	0.22%	$3,340	$4	0.24%
Interest-earning deposits	8,920	9	0.20%	2,159	2	0.19%
Investment securities—taxable	372,394	4,050	2.19%	346,645	4,554	2.64%
Investment securities—non-taxable (1)	126,758	1,991	4.95%	106,857	1,930	5.19%
Loans receivable (2)(3)(4)	1,113,770	33,346	6.05%	956,701	26,859	5.65%

Total interest-earning assets (1)	1,631,013	39,406	5.02%	1,415,702	33,349	4.86%
Noninterest-earning assets
Cash and due from banks	23,780			15,849
Allowance for loan losses	(19,124)			(19,355)
Other assets	134,689			95,986

	$1,770,358			$1,508,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,102,991	$2,925	0.53%	$916,889	$3,165	0.69%
Borrowings	242,364	2,904	2.42%	285,981	3,038	2.14%
Subordinated debentures	32,265	992	6.20%	31,446	942	6.02%

Total interest-bearing liabilities	1,377,620	6,821	1.00%	1,234,316	7,145	1.16%
Noninterest-bearing liabilities
Demand deposits	211,568			132,813
Accrued interest payable and other liabilities	17,384			13,387
Shareholders’ equity	163,786			127,666

	$1,770,358			$1,508,182

Net interest income/spread		$32,585	4.02%		$26,204	3.69%

Net interest income as a percent of average interest earning assets (1)			4.17%			3.84%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the second quarter of 2013, a provision for loan losses of $729,000 was required to adequately fund the ALLL compared to a provision of $209,000 for the same period of 2012. Commercial loan net charge-offs during the second quarter of 2013 were $700,000, residential mortgage loan net charge-offs were $411,000, and consumer loan net charge-offs were $303,000 and were partially provided for in previous periods. The higher provision for loan losses during the second quarter of 2013 was related to organic growth in the Company’s loan portfolio. The ALLL balance at June 30, 2013 was $18.9 million or 1.67% of total loans. This compares to an ALLL balance of $18.3 million at December 31, 2012 or 1.52% of total loans and $18.4 million at June 30, 2012 or 1.83% of total loans. The increase in the ratio at June 30, 2013 compared to December 31, 2012 was primarily due to a decrease in total loans of $73.1 million. The decrease in the ratio at June 30, 2013 compared to June 30, 2012 was primarily due to the increase in total loans resulting from the Heartland acquisition in which loans were recorded at fair value with no allowance allocated to them at June 30, 2013.

For the six months ended June 30, 2013, the provision for loan losses totaled $2.8 million compared to $768,000 million in the prior year for the same period. The higher provision for loan losses during the six months ended June 30, 2013 was related to organic growth in the Company’s loan portfolio and $1.5 million of additional loan loss provision expense related to credit losses from certain Heartland loans that exceeded the loan discounts recorded at the time of the acquisition.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of June 30, 2013.

Non-performing loans totaled $25.6 million as of June 30, 2013, up from $23.8 million as of December 31, 2012 and $20.8 million as of June 30, 2012. Non-performing consumer loans increased $2.9 million from December 31, 2012, which was partially offset by a decrease of $1.2 million in non-performing commercial loans. The increase in non-performing consumer loans from December 31, 2012 was primarily due to the addition of three large home equity lines of credit totaling $2.0 million, which have specific reserves included in the allowance for loan losses. The increase from June 30, 2012 was due to the Heartland acquisition.

Excluding Heartland loans, non-performing loans totaled $19.5 million at June 30, 2013, an increase of $3.0 million from $16.5 million at December 31, 2012 and a decrease of $1.3 million from $20.8 million at June 30, 2012. As a percentage of total loans, non-performing loans were 2.27% at June 30, 2013, up from 1.97% at December 31, 2012 and 2.07% at June 30, 2012.

At June 30, 2013, loans acquired in the Heartland acquisition represented $6.2 million in non-performing, $16.2 million in substandard and $728,000 in delinquent loans, which compares to $7.3 million in non-performing, $18.1 million in substandard and $3.4 million in delinquent loans represented at December 31, 2012. Other Real Estate Owned (OREO) totaled $1.8 million on June 30, 2013, down from $2.6 million on December 31, 2012 and up from $889,000 on June 30, 2012.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

Non-interest Income

The following is a summary of changes in non-interest income:

	Three Months Ended
	June 30 2013	June 30 2012	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$988	$763	$225	29.5%
Wire transfer fees	203	213	(10)	-4.7%
Interchange fees	1,060	714	346	48.5%
Fiduciary activities	1,047	982	65	6.6%
Gain on sale of mortgage loans	2,807	3,411	(604)	-17.7%
Mortgage servicing net of impairment	302	170	132	77.6%
Increase in cash surrender value of bank owned life insurance	257	235	22	9.4%
Other income	185	67	118	176.1%

Total non-interest income	$6,849	$6,555	$294	4.5%

Service charges on deposit accounts were $225,000 higher and interchange fees were $346,000 higher during the second quarter of 2013 compared to the same period in 2012 primarily due to an increase in transaction accounts and volume. Fiduciary activities increased $65,000 during the second quarter compared to the same period in 2012 due to customer and market value growth. The residential mortgage loan activity during the second quarter of 2013 generated $2.8 million of income from the gain on sale of mortgage loans, down $604,000 from the same period in 2012. This decrease was due to less favorable pricing on loans sold. Loans originated for sale during the second quarter of 2013 were $103.0 million compared to $98.3 million for the same period in 2012. Mortgage servicing net of impairment increased by $132,000 during the second quarter of 2013 compared to the same period in 2012 due to an impairment recovery of $102,000.

	Six Months Ended
	June 30 2013	June 30 2012	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,901	$1,475	$426	28.9%
Wire transfer fees	393	395	(2)	-0.5%
Interchange fees	1,926	1,342	584	43.5%
Fiduciary activities	2,187	1,957	230	11.8%
Gain on sale of securities	368	—	368	NM
Gain on sale of mortgage loans	5,913	5,685	228	4.0%
Mortgage servicing net of impairment	465	260	205	78.8%
Increase in cash surrender value of bank owned life insurance	509	460	49	10.7%
Other income	647	123	524	426.0%

Total non-interest income	$14,309	$11,697	$2,612	22.3%

Service charges on deposit accounts were $426,000 higher and interchange fees were $584,000 higher during the first six months of 2013 compared to the same period in 2012 primarily due to an increase in transaction accounts and volume. Fiduciary activities increased $230,000 during the first six months of 2013 compared to the same period in 2012 due to customer and market value growth. In addition, Horizon incurred a gain on the sale of securities of $368,000 during the first half of 2013 as the result of an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The residential mortgage loan activity during the first six months of 2013 generated $5.9 million of income from the gain on sale of mortgage loans, up $228,000 from the same period in 2012. This increase was due to additional volume, partially offset by less favorable pricing on loans sold. Loans originated for sale during the first half of 2013 were $198.0 million compared to $178.6 million for the same period in 2012. Mortgage servicing net of impairment increased by $205,000 during the first half of 2013

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

compared to the same period in 2012 due to an impairment recovery of $135,000. In addition, there was a larger portfolio of mortgage loans serviced during the first half of 2013 compared to the same period of 2012. Other income increased $524,000 primarily due to $277,000 of gains on the sale of other real estate owned and $102,000 of recoveries from loans that had been charged off by Heartland prior to the acquisition.

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Three Months Ended
	June 30 2013	June 30 2012	Amount Change	Percent Change
Non-interest expense
Salaries	$5,282	$4,206	$1,076	25.6%
Commission and bonuses	1,100	1,120	(20)	-1.8%
Employee benefits	1,339	1,213	126	10.4%
Net occupancy expenses	1,295	976	319	32.7%
Data processing	818	603	215	35.7%
Professional fees	454	583	(129)	-22.1%
Outside services and consultants	486	526	(40)	-7.6%
Loan expense	1,402	866	536	61.9%
FDIC deposit insurance	268	250	18	7.2%
Other losses	163	162	1	0.6%
Other expense	2,188	1,675	513	30.6%

Total non-interest expense	$14,795	$12,180	$2,615	21.5%

Total non-interest expenses were $2.6 million higher in the second quarter of 2013 compared to the second quarter of 2012. Salaries, commissions and employee benefits increased $1.2 million compared to the same quarter in 2012 primarily due to changes to annual merit pay, employee benefits costs, commissions earned and bonus accruals. In addition, compensation and net occupancy expenses were higher due to the Heartland acquisition and directly related to Horizon’s investment in growth markets. The increase in loan expense during the second quarter of 2013 compared to the prior year was related to an increase in loan origination, indirect dealer fees, collection and workout costs. Other expenses increased $513,000 in the second quarter of 2013 compared to the same period in 2012 primarily due to the Company’s growth and expansion efforts.

	Six Months Ended
	June 30 2013	June 30 2012	Amount Change	Percent Change
Non-interest expense
Salaries	$10,461	$8,140	$2,321	28.5%
Commission and bonuses	2,139	1,966	173	8.8%
Employee benefits	2,625	2,396	229	9.6%
Net occupancy expenses	2,606	2,030	576	28.4%
Data processing	1,418	1,129	289	25.6%
Professional fees	953	1,117	(164)	-14.7%
Outside services and consultants	1,198	997	201	20.2%
Loan expense	2,516	1,568	948	60.5%
FDIC deposit insurance	551	507	44	8.7%
Other losses	91	192	(101)	-52.6%
Other expense	4,216	3,298	918	27.8%

Total non-interest expense	$28,774	$23,340	$5,434	23.3%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

Total non-interest expenses were $5.4 million higher in the first six months of 2013 compared to the same period of 2012. Salaries, commissions and employee benefits increased $2.7 million compared to the same period in 2012 primarily due to changes to annual merit pay, employee benefits costs, commissions earned and bonus accruals. In addition, compensation and net occupancy expenses were higher due to the Heartland acquisition and directly related to Horizon’s investment in growth markets. The increase in the six months of 2013 in outside services and consultants of $201,000 compared to the same period in the prior year was due to growth and increased products and services provided by the Company. The increase in loan expense during the first six months of 2013 compared to the prior year of $948,000 was related to an increase in loan origination, indirect dealer fees, collection and workout costs. Other losses improved $101,000 year over year due to the reversal of a previously required reserve for potential repurchases of sold loans that were resolved without a loss. Other expenses increased $918,000 in the first half of 2013 compared to the same period in 2012 primarily due to the Company’s growth and expansion efforts.

Income Taxes

Income tax expense for the second quarter of 2013 was $2.2 million compared to $2.3 million of tax expense for same period of 2012. The effective tax rate for the second quarter of 2013 was 28.3% compared to 31.5% in the same period of 2012. The decrease in the effective tax rate is primarily due to tax planning strategies implemented in the second quarter of 2013 including a captive real estate investment trust subsidiary (“REIT”) and a captive insurance subsidiary reducing both the federal and state tax liabilities.

Income tax expense for the first half of 2013 was $4.3 million compared to $4.3 million of tax expense for same period of 2012. The effective tax rate for the first half of 2013 was 28.3% compared to 31.0% in the same period of 2012. The decrease in the effective tax rate is primarily due to tax planning strategies implemented in the first half of 2013 including a captive real estate investment trust subsidiary (“REIT”) and a captive insurance subsidiary reducing both the federal and state tax liabilities.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2013, cash and cash equivalents decreased by approximately $1.0 million. At June 30, 2013, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $346.5 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $349.6 million at December 31, 2012 and $295.2 million at June 30, 2012.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2013. Stockholders’ equity totaled $160.2 million as of June 30, 2013, compared to $159.0 million as of December 31, 2012. For the three months ended June 30, 2013, the ratio of average stockholders’ equity to average assets was 9.34% compared to 8.71% for the three months ended December 31, 2012. The increase in stockholders’ equity during the period was the result of the generation of net income partially offset by a decrease in accumulated other comprehensive income and dividends declared.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending June 30, 2013, the dividend cost was approximately $95,670, or 3.1% annualized. For the third quarter of 2013, the dividend cost will be

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2013

approximately $62,500, or 2.0% annualized. For the fourth quarter of 2013, the dividend cost will be approximately $62,500, or 2.0% annualized. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital.

Horizon declared common stock dividends in the amount of $0.20 per share during the first six months of 2013 compared to $0.17 for the same period of 2012. The dividend payout ratio (dividends as a percent of basic earnings per share) was 16.1% and 13.9% for the first six months of 2013 and 2012, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2012.

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Office of the Comptroller of the Currency, as well as the Federal Deposit Insurance Corporation, adopted the new rule on July 9, 2013. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions

The phase-in for banking organizations such as Horizon and the Bank will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. Horizon and the Bank are currently evaluating the impact of the implementation of the new capital and liquidity standards.

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Six Months Ended June 30, 2013

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

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2013, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2013, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months Ended June 30, 2013

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

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months Ended June 30, 2013

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3	Amended and Restated Bylaws, as amended through April 16, 2013

10.1	Horizon Bancorp 2013 Omnibus Equity Incentive Plan

10.2	Form of Nonqualified Stock Option Agreement

10.3	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)

10.4	Form of Performance Share Award Agreement

10.5	Form of Performance Share Award Agreement (Restrictive Covenant)

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: August 8, 2013	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 8, 2013	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3	Amended and Restated Bylaws, as amended through April 16, 2013	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 18, 2013

10.1	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed on June 18, 2013

10.2	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 18, 2013

10.3	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 18, 2013

10.4	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 18, 2013

10.5	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 18, 2013

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of Mark E. Secor	Attached

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data Files*	Attached

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.