Form 10-Q
period 2013-09-30
HORIZON BANCORP /IN/
filed 2013-11-07
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,695,721 shares of Common Stock, no par value, at November 7, 2013.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 30 2013	December 31 2012
	(Unaudited)
Assets
Cash and due from banks	$40,500	$30,735
Investment securities, available for sale	514,144	482,801
Investment securities, held to maturity	9,910	—
Loans held for sale	4,594	13,744
Loans, net of allowance for loan losses of $17,848 and $18,270	1,063,571	1,172,447
Premises and equipment	43,473	42,184
Federal Reserve and Federal Home Loan Bank stock	14,184	13,333
Goodwill	19,748	19,748
Other intangible assets	3,477	4,048
Interest receivable	7,506	7,716
Cash value life insurance	35,945	35,192
Other assets	23,972	26,279

Total assets	$1,781,024	$1,848,227

Liabilities
Deposits
Non-interest bearing	$223,354	$209,200
Interest bearing	1,104,966	1,084,953

Total deposits	1,328,320	1,294,153
Borrowings	242,505	345,764
Subordinated debentures	32,448	32,331
Interest payable	488	560
Other liabilities	13,804	16,451

Total liabilities	1,617,565	1,689,259

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 8,695,721 and 8,693,471 shares Outstanding, 8,619,716 and 8,617,466 shares	—	—
Additional paid-in capital	32,237	31,965
Retained earnings	118,157	105,402
Accumulated other comprehensive income	565	9,101

Total stockholders’ equity	163,459	158,968

Total liabilities and stockholders’ equity	$1,781,024	$1,848,227

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$14,843	$15,527	$48,189	$42,386
Investment securities
Taxable	2,084	2,178	6,153	6,738
Tax exempt	1,114	1,014	3,105	2,944

Total interest income	18,041	18,719	57,447	52,068

Interest Expense
Deposits	1,395	1,638	4,320	4,803
Borrowed funds	1,465	1,597	4,369	4,635
Subordinated debentures	512	485	1,504	1,427

Total interest expense	3,372	3,720	10,193	10,865

Net Interest Income	14,669	14,999	47,254	41,203
Provision for loan losses	104	1,041	2,917	1,809

Net Interest Income after Provision for Loan Losses	14,565	13,958	44,337	39,394

Non-interest Income
Service charges on deposit accounts	1,083	1,002	2,984	2,477
Wire transfer fees	169	248	562	643
Interchange fees	1,123	885	3,049	2,227
Fiduciary activities	953	971	3,140	2,928
Gain on sale of investment securities (includes $6 and $374 for the three and nine months ended 2013 and $2 for the three and nine months ended 2012, respectively, related to accumulated other comprehensive earnings reclasifications)	6	2	374	2
Gain on sale of mortgage loans	1,667	4,436	7,580	10,121
Mortgage servicing income net of impairment	348	(355)	813	(95)
Increase in cash value of bank owned life insurance	278	300	787	760
Other income	283	221	930	344

Total non-interest income	5,910	7,710	20,219	19,407

Non-interest Expense
Salaries and employee benefits	7,694	7,905	22,919	20,407
Net occupancy expenses	1,172	1,186	3,778	3,216
Data processing	766	754	2,184	1,883
Professional fees	357	366	1,310	1,483
Outside services and consultants	436	624	1,634	1,621
Loan expense	1,040	1,311	3,556	2,879
FDIC insurance expense	270	291	821	798
Other losses	55	309	146	501
Other expense	2,271	2,094	6,487	5,392

Total non-interest expense	14,061	14,840	42,835	38,180

Income Before Income Tax	6,414	6,828	21,721	20,621
Income tax expense (includes $2 and $131 for the three and nine months ended 2013 and $0 for the three and nine months ended 2012, respectively, related to income tax expense from reclassification items)	1,629	1,978	5,960	6,248

Net Income	4,785	4,850	15,761	14,373
Preferred stock dividend and discount accretion	(66)	(63)	(308)	(325)

Net Income Available to Common Shareholders	$4,719	$4,787	$15,453	$14,048

Basic Earnings Per Share	$0.55	$0.56	$1.79	$1.81
Diluted Earnings Per Share	0.52	0.54	1.72	1.75

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$4,785	$4,850	$15,761	$14,373

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	38	(259)	2,058	(904)
Income tax effect	(13)	90	(720)	316

Changes from derivative instruments	25	(169)	1,338	(588)

Change in securities available-for-sale:
Unrealized appreciation (depreciation) for the period	(959)	2,453	(15,566)	4,533
Reclassification adjustment for securities gains realized in income	6	2	374	2
Income tax effect	334	(860)	5,318	(1,588)

Unrealized gains (losses) on available-for-sale securities	(619)	1,595	(9,874)	2,947

Other Comprehensive Income (Loss), Net of Tax	(594)	1,426	(8,536)	2,359

Comprehensive Income	$4,191	$6,276	$7,225	$16,732

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2013	$12,500	$31,965	$105,402	$9,101	$158,968
Net income			15,761		15,761
Other comprehensive income (loss), net of tax				(8,536)	(8,536)
Amortization of unearned compensation		207			207
Exercise of stock options		34			34
Stock option expense		31			31
Cash dividends on preferred stock (3.29%)			(308)		(308)
Cash dividends on common stock ($.31 per share)			(2,698)		(2,698)

Balances, September 30, 2013	$12,500	$32,237	$118,157	$565	$163,459

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2013	2012
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$15,761	$14,373
Items not requiring (providing) cash
Provision for loan losses	2,917	1,809
Depreciation and amortization	2,522	1,988
Share based compensation	31	25
Mortgage servicing rights impairment (recovery)	(208)	369
Premium amortization on securities available for sale, net	2,221	2,387
Gain on sale of investment securities	(374)	(2)
Gain on sale of mortgage loans	(7,580)	(10,121)
Proceeds from sales of loans	306,505	293,909
Loans originated for sale	(289,775)	(283,788)
Change in cash value of life insurance	(753)	(727)
(Gain) loss on sale of other real estate owned	(270)	(5)
Net change in
Interest receivable	210	(757)
Interest payable	(72)	(107)
Other assets	8,493	217
Other liabilities	326	(2,112)

Net cash provided by operating activities	39,954	17,458

Investing Activities
Purchases of securities available for sale	(152,275)	(96,713)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	103,893	92,734
Purchase of securities held to maturity	(9,910)	—
Proceeds from maturities of securities held to maturity	—	4,177
Purchase of Federal Reserve Bank stock	(851)	—
Net change in loans	101,796	(66,596)
Proceeds on the sale of OREO and repossessed assets	2,138	2,661
Purchases of premises and equipment	(3,033)	(4,520)
Acquisition of Heartland	—	26,283

Net cash provided by (used in) by investing activities	41,758	(41,974)

Financing Activities
Net change in
Deposits	34,167	85,861
Borrowings	(103,142)	(38,078)
Proceeds from issuance of stock	34	341
Dividends paid on common shares	(2,698)	(2,168)
Dividends paid on preferred shares	(308)	(325)

Net cash provided by (used in) financing activities	(71,947)	45,631

Net Change in Cash and Cash Equivalent	9,765	21,115
Cash and Cash Equivalents, Beginning of Period	30,735	20,447

Cash and Cash Equivalents, End of Period	$40,500	$41,562

Additional Cash Flows Information
Interest paid	$10,265	$10,882
Income taxes paid	3,100	3,925
Transfer of loans to other real estate owned	2,528	3,486

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2013 and September 30, 2012 are not necessarily indicative of the operating results for the full year of 2013 or 2012. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$4,785	$4,850	$15,761	$14,373
Less: Preferred stock dividends and accretion of discount	66	63	308	325

Net income available to common shareholders	$4,719	$4,787	$15,453	$14,048

Weighted average common shares outstanding (1)(2)	8,618,969	8,503,475	8,617,972	7,758,537

Basic earnings per share	$0.55	$0.56	$1.79	$1.81

Diluted earnings per share
Net income available to common shareholders	$4,719	$4,787	$15,453	$14,048

Weighted average common shares outstanding (1)(2)	8,618,969	8,503,475	8,617,972	7,758,537
Effect of dilutive securities:
Warrants	314,353	269,431	299,704	231,037
Restricted stock	40,833	30,971	39,883	19,317
Stock options	45,056	34,782	41,069	26,105

Weighted average shares outstanding	9,019,211	8,838,659	8,998,628	8,034,996

Diluted earnings per share	$0.52	$0.54	$1.72	$1.75

(1)	Adjusted for 3:2 stock split on November 9, 2012
(2)	Includes average shares issued for the Heartland acquisition for the three and nine months ending September 30, 2012

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

For the nine months ended September 30, 2013 and 2012, there were no shares and 12,750 shares, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2013. The amounts of loans at September 30, 2013, are as follows:

Commercial	$44,717
Real estate	13,146
Consumer	12,612

Outstanding balance	$70,475

Carrying amount, net of allowance of $488	$69,987

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2012	$6,111
Additions	—
Accretion	(1,016)
Reclassification from nonaccreatable difference	—
Disposals	(1,629)

Balance at September 30, 2013	$3,466

During the nine months ended September 30, 2013, the Company increased the allowance for loan losses by a charge to the income statement of $1.6 million. No allowances for loan losses were reversed for the nine months ended 2013.

Note 3 – Securities

The fair value of securities is as follows:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$43,161	$243	$(647)	$42,757
State and municipal	176,711	5,505	(2,699)	179,517
Federal agency collateralized mortgage obligations	111,266	1,293	(1,777)	110,782
Federal agency mortgage-backed pools	176,880	3,907	(1,593)	179,194
Private labeled mortgage-backed pools	1,290	44	—	1,334
Corporate notes	532	28	—	560

Total available for sale investment securities	$509,840	$11,020	$(6,716)	$514,144

Held to maturity, State and Municipal	$9,910	$—	$—	$9,910

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$51,458	$351	$(30)	$51,779
State and municipal	162,147	10,842	(84)	172,905
Federal agency collateralized mortgage obligations	95,337	1,533	(39)	96,831
Federal agency mortgage-backed pools	152,372	6,847	(15)	159,204
Private labeled mortgage-backed pools	1,960	71	—	2,031
Corporate notes	32	19	—	51

Total available for sale investment securities	$463,306	$19,663	$(168)	$482,801

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2013, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2013.

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$3,968	$3,987	$4,358	$4,368
One to five years	49,167	49,763	49,415	50,673
Five to ten years	99,931	102,194	98,551	104,258
After ten years	67,338	66,890	61,313	65,436

	220,404	222,834	213,637	224,735
Federal agency collateralized mortgage obligations	111,266	110,782	95,337	96,831
Federal agency mortgage-backed pools	176,880	179,194	152,372	159,204
Private labeled mortgage-backed pools	1,290	1,334	1,960	2,031

Total available for sale investment securities	$509,840	$514,144	$463,306	$482,801

Held to maturity
Within one year	$9,910	$9,910	$—	$—
One to five years	—	—	—	—

Total held to maturity investment securities	$9,910	$9,910	$—	$—

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$27,836	$(647)	$—	$—	$27,836	$(647)
State and municipal	53,822	(2,686)	1,033	(13)	54,855	(2,699)
Federal agency collateralized mortgage obligations	56,488	(1,645)	4,499	(132)	60,987	(1,777)
Federal agency mortgage-backed pools	52,517	(1,593)	—	—	52,517	(1,593)

Total temporarily impaired securities	$190,663	$(6,571)	$5,532	$(145)	$196,195	$(6,716)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$13,064	$(30)	$—	$—	$13,064	$(30)
State and municipal	11,928	(84)	—	—	11,928	(84)
Federal agency collateralized mortgage obligations	12,719	(39)	—	—	12,719	(39)
Federal agency mortgage-backed pools	4,126	(15)	—	—	4,126	(15)

Total temporarily impaired securities	$41,837	$(168)	$—	$—	$41,837	$(168)

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Sales of securities available for sale (Unaudited)
Proceeds	$648	$—	$23,853	$—
Gross gains	6	—	382	—
Gross losses	—	—	(8)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	September 30 2013	December 31 2012
Commercial
Working capital and equipment	$239,305	$198,805
Real estate, including agriculture	243,262	247,108
Tax exempt	3,093	4,579
Other	13,924	9,979

Total	499,584	460,471

Real estate
1-4 family	184,928	185,940
Other	4,326	3,774

Total	189,254	189,714

Consumer
Auto	137,991	142,149
Recreation	4,955	5,163
Real estate/home improvement	31,045	29,989
Home equity	98,657	104,974
Unsecured	3,785	4,194
Other	2,557	2,615

Total	278,990	289,084

Mortgage warehouse	113,591	251,448

Total loans	1,081,419	1,190,717
Allowance for loan losses	(17,848)	(18,270)

Loans, net	$1,063,571	$1,172,447

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

September 30, 2013	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$153,113	$226	$212	$153,551
Non owner occupied real estate	229,654	175	430	230,259
Residential spec homes	242	—	—	242
Development & spec land loans	15,621	39	43	15,703
Commercial and industrial	100,194	732	75	101,001

Total commercial	498,824	1,172	760	500,756

Residential mortgage	179,964	567	409	180,940
Residential construction	8,881	17	—	8,898
Mortgage warehouse	113,591	480	—	114,071

Total real estate	302,436	1,064	409	303,909

Direct installment	28,968	92	(278)	28,782
Direct installment purchased	331	—	—	331
Indirect installment	129,450	306	—	129,756
Home equity	120,222	517	297	121,036

Total consumer	278,971	915	19	279,905

Total loans	1,080,231	3,151	1,188	1,084,570
Allowance for loan losses	(17,848)	—	—	(17,848)

Net loans	$1,062,383	$3,151	$1,188	$1,066,722

December 31, 2012	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$162,694	$503	$485	$163,682
Non owner occupied real estate	201,763	467	276	202,506
Residential spec homes	1,056	8	—	1,064
Development & spec land loans	6,963	11	—	6,974
Commercial and industrial	87,082	380	152	87,614

Total commercial	459,558	1,369	913	461,840

Residential mortgage	181,450	565	583	182,598
Residential construction	7,681	13	—	7,694
Mortgage warehouse	251,448	480	—	251,928

Total real estate	440,579	1,058	583	442,220

Direct installment	27,831	115	(204)	27,742
Direct installment purchased	429	—	—	429
Indirect installment	133,481	370	—	133,851
Home equity	126,588	605	959	128,152

Total consumer	288,329	1,090	755	290,174

Total loans	1,188,466	3,517	2,251	1,194,234
Allowance for loan losses	(18,270)	—	—	(18,270)

Net loans	$1,170,196	$3,517	$2,251	$1,175,964

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$18,880	$18,374	$18,270	$18,882
Loans charged-off:
Commercial
Owner occupied real estate	—	92	138	95
Non owner occupied real estate	539	81	730	109
Residential development	—	—	—	—
Development & Spec Land Loans	182	—	182	—
Commercial and industrial	35	221	948	548

Total commercial	756	394	1,998	752
Real estate
Residential mortgage	43	247	602	451
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	43	247	602	451
Consumer
Direct Installment	87	90	282	261
Direct Installment Purchased	—	—	—	—
Indirect Installment	329	313	953	922
Home Equity	306	123	945	1,010

Total consumer	722	526	2,180	2,193

Total loans charged-off	1,520	1,167	4,780	3,396

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	15	—	61	352
Non owner occupied real estate	35	—	38	7
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	101	61	248	114

Total commercial	151	61	347	473
Real estate
Residential mortgage	3	42	11	74
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	3	42	11	74
Consumer
Direct Installment	10	28	458	63
Direct Installment Purchased	—	—	—	—
Indirect Installment	157	173	529	563
Home Equity	63	16	95	100

Total consumer	230	217	1,082	726

Total loan recoveries	384	320	1,440	1,273

Net loans charged-off	1,136	847	3,340	2,123

Provision charged to operating expense
Commercial	741	625	1,543	320
Real estate	(381)	254	606	900
Consumer	(256)	162	769	589

Total provision charged to operating expense	104	1,041	2,917	1,809

Balance at the end of the period	$17,848	$18,568	$17,848	$18,568

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

September 30, 2013	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,316	$—	$—	$—	$1,316
Collectively evaluated for impairment	6,347	3,238	1,686	5,261	16,532

Total ending allowance balance	$7,663	$3,238	$1,686	$5,261	$17,848

Loans:
Individually evaluated for impairment	$7,919	$—	$—	$—	$7,919
Collectively evaluated for impairment	492,837	189,838	114,071	279,905	1,076,651

Total ending loans balance	$500,756	$189,838	$114,071	$279,905	$1,084,570

December 31, 2012	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,945	$—	$—	$—	$1,945
Collectively evaluated for impairment	5,826	3,204	1,705	5,590	16,325

Total ending allowance balance	$7,771	$3,204	$1,705	$5,590	$18,270

Loans:
Individually evaluated for impairment	$10,597	$—	$—	$—	$10,597
Collectively evaluated for impairment	451,243	190,292	251,928	290,174	1,183,637

Total ending loans balance	$461,840	$190,292	$251,928	$290,174	$1,194,234

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Non-performing Loans and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

September 30, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$464	$—	$82	$783	$1,329
Non owner occupied real estate	2,829	—	825	—	3,654
Residential development	—	—	—	—	—
Development & Spec Land Loans	170	—	—	—	170
Commercial and industrial	1,953	—	781	—	2,734

Total commercial	5,416	—	1,688	783	7,887

Real estate
Residential mortgage	3,436	2	2,693	1,678	7,809
Residential construction	—	—	284	—	284
Mortgage warehouse	—	—	—	—	—

Total real estate	3,436	2	2,977	1,678	8,093

Consumer
Direct Installment	249	—	—	—	249
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	657	—	—	—	657
Home Equity	3,228	—	1,321	1,046	5,595

Total Consumer	4,134	—	1,321	1,046	6,501

Total	$12,986	$2	$5,986	$3,507	$22,481

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,800	$—	$1,272	$819	$4,891
Non owner occupied real estate	1,705	—	1,605	446	3,756
Residential development	—	—	—	—	—
Development & Spec Land Loans	705	—	—	—	705
Commercial and industrial	544	—	797	—	1,341

Total commercial	5,754	—	3,674	1,265	10,693

Real estate
Residential mortgage	4,565	2	2,536	1,761	8,864
Residential construction	—	—	291	—	291
Mortgage warehouse	—	—	—	—	—

Total real estate	4,565	2	2,827	1,761	9,155

Consumer
Direct Installment	138	26	—	—	164
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	866	26	—	—	892
Home Equity	2,051	—	148	676	2,875

Total Consumer	3,055	52	148	676	3,931

Total	$13,374	$54	$6,649	$3,702	$23,779

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $13.0 million of non-accrual loans and the $6.0 million of non-performing TDR’s at September 30, 2013 were $1.6 million and $857,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Operating Officer or the Senior Vice President of Operations must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than nine months before returning a nonaccrual loan to accrual status.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1-4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to non-accrual status when they are 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including TDRs, are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2013, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after nine consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2013, the Company had $9.5 million in TDRs and $3.5 million were performing according to the restructured terms and no TDR’s were returned to accrual status in the first nine months of 2013. There was $440,000 million of specific reserves allocated to TDRs at September 30, 2013 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructured loans during the nine months ended September 30, 2013 and 2012, segregated by class, are shown in the table below.

	September 30, 2013		September 30, 2012
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	2	$81	3	$1,472
Non owner occupied real estate	1	68	3	637
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	3	149	6	2,109

Real estate
Residential mortgage	8	1,132	1	582
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	8	1,132	1	582

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	7	1,882	—	—

Total Consumer	7	1,882	—	—

Total	18	$3,163	7	$2,691

Troubled debt restructured loans which had payment defaults during the nine months ended September 30, 2013 and 2012, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

	September 30, 2013		September 30, 2012
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	2	$81	3	$1,473
Non owner occupied real estate	1	68	2	261
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	3	149	5	1,734

Real estate
Residential mortgage	4	400	2	677
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	4	400	2	677

Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	4	1,175	—	—

Total Consumer	4	1,175	—	—

Total	11	$1,724	7	$2,411

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Nine Months Ending
September 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,329	$1,331	$—	$1,959	16	$2,685	$43
Non owner occupied real estate	3,167	3,170	—	3,814	8	3,298	21
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	21	21	—	24	—	25	—
Commercial and industrial	546	561	—	1,297	—	1,311	—

Total commercial	5,063	5,083	—	7,094	24	7,319	64

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	(1)	—	—	—
Non owner occupied real estate	487	487	302	491	—	502	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	149	149	48	173	—	165	—
Commercial and industrial	2,188	2,200	966	2,379	—	1,808	23

Total commercial	2,824	2,836	1,316	3,042	—	2,475	23

Total	$7,887	$7,919	$1,316	$10,136	$24	$9,794	$87

				Three Months Ending		Nine Months Ending
September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,457	$4,460	$—	$3,810	$—	$1,978	$3
Non owner occupied real estate	2,521	2,542	—	2,429	70	1,920	72
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	131	131	—	109	—	37	—
Commercial and industrial	456	471	—	382	—	129	—

Total commercial	7,565	7,604	—	6,730	70	4,064	75

With an allowance recorded
Commercial
Owner occupied real estate	903	903	450	910	—	1,109	1
Non owner occupied real estate	2,938	2,938	1,065	2,943	—	2,843	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	658	658	615	660	—	523	6
Commercial and industrial	801	801	273	801	—	807	—

Total commercial	5,300	5,300	2,403	5,314	—	5,282	7

Total	$12,865	$12,904	$2,403	$12,044	$70	$9,346	$82

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

September 30, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$99	$—	$—	$99	$153,014	$153,113
Non owner occupied real estate	45	—	—	45	229,609	229,654
Residential development	—	—	—	—	242	242
Development & Spec Land Loans	—	—	—	—	15,621	15,621
Commercial and industrial	13	—	—	13	100,181	100,194

Total commercial	157	—	—	157	498,667	498,824

Real estate
Residential mortgage	695	351	2	1,048	178,916	179,964
Residential construction	—	—	—	—	8,881	8,881
Mortgage warehouse	—	—	—	—	113,591	113,591

Total real estate	695	351	2	1,048	301,388	302,436

Consumer
Direct Installment	122	13	—	135	28,833	28,968
Direct Installment Purchased	—	—	—	—	331	331
Indirect Installment	894	60	—	954	128,496	129,450
Home Equity	173	227	—	400	119,822	120,222

Total consumer	1,189	300	—	1,489	277,482	278,971

Total	$2,041	$651	$2	$2,694	$1,077,537	$1,080,231

Percentage of total loans	0.19%	0.06%	0.00%	0.25%	99.75%

December 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$2,207	$19	$—	$2,226	$160,468	$162,694
Non owner occupied real estate	669	147	—	816	200,947	201,763
Residential development	—	—	—	—	1,056	1,056
Development & Spec Land Loans	—	—	—	—	6,963	6,963
Commercial and industrial	538	16	—	554	86,528	87,082

Total commercial	3,414	182	—	3,596	455,962	459,558

Real estate
Residential mortgage	167	—	2	169	181,281	181,450
Residential construction	—	—	—	—	7,681	7,681
Mortgage warehouse	—	—	—	—	251,448	251,448

Total real estate	167	—	2	169	440,410	440,579

Consumer
Direct Installment	240	64	26	330	27,501	27,831
Direct Installment Purchased	—	—	—	—	429	429
Indirect Installment	1,105	177	26	1,308	132,173	133,481
Home Equity	1,072	321	—	1,393	125,195	126,588

Total consumer	2,417	562	52	3,031	285,298	288,329

Total	$5,998	$744	$54	$6,796	$1,181,670	$1,188,466

Percentage of total loans	0.50%	0.06%	0.00%	0.57%	99.43%

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

•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure of $500,000 or greater are validated by the Loan Committee, which is chaired by the Chief Operating Officer (COO).

•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the COO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the COO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the COO however, lenders must present their factual information to either the Loan Committee or the COO when recommending an upgrade.

•	The COO or his designee meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•	Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken with respect to foreclosure mitigation, loan extensions, troubled debt restructures, and collateral repossessions. The information reviewed in this meeting act as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$142,836	$2,600	$7,677	$—	$153,113
Non owner occupied real estate	210,632	3,119	15,903	—	229,654
Residential development	242	—	—	—	242
Development & Spec Land Loans	13,844	94	1,683	—	15,621
Commercial and industrial	90,221	5,410	4,563	—	100,194

Total commercial	457,775	11,223	29,826	—	498,824

Real estate
Residential mortgage	172,155	—	7,809	—	179,964
Residential construction	8,597	—	284	—	8,881
Mortgage warehouse	113,591	—	—	—	113,591

Total real estate	294,343	—	8,093	—	302,436

Consumer
Direct Installment	28,719	—	249	—	28,968
Direct Installment Purchased	331	—	—	—	331
Indirect Installment	128,793	—	657	—	129,450
Home Equity	114,627	—	5,595	—	120,222

Total Consumer	272,470	—	6,501	—	278,971

Total	$1,024,587	$11,223	$44,420	$—	$1,080,231

Percentage of total loans	94.85%	1.04%	4.11%	0.00%

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$137,664	$6,407	$17,029	$1,594	$162,694
Non owner occupied real estate	171,319	19,440	10,717	287	201,763
Residential development	405	—	651	—	1,056
Development & Spec Land Loans	3,171	178	3,614	—	6,963
Commercial and industrial	78,810	3,136	5,136	—	87,082

Total commercial	391,369	29,161	37,147	1,881	459,558

Real estate
Residential mortgage	172,586	—	8,864	—	181,450
Residential construction	7,390	—	291	—	7,681
Mortgage warehouse	251,448	—	—	—	251,448

Total real estate	431,424	—	9,155	—	440,579

Consumer
Direct Installment	27,667	—	164	—	27,831
Direct Installment Purchased	429	—	—	—	429
Indirect Installment	132,589	—	892	—	133,481
Home Equity	123,713	—	2,875	—	126,588

Total Consumer	284,398	—	3,931	—	288,329

Total	$1,107,191	$29,161	$50,233	$1,881	$1,188,466

Percentage of total loans	93.16%	2.45%	4.23%	0.16%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Derivative financial instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at September 30, 2013 and December 31, 2012. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2013 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2013 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $90.3 million at September 30, 2013 and $81.0 million at December 31, 2012.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2013, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	September 30, 2013		September 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments (Unaudited)
Interest rate contracts	Loans	$23	Other liabilities	$579
Interest rate contracts	Other Assets	556	Other liabilities	3,435

Total derivatives designated as hedging instruments		579		4,014

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	619	Other liabilities	—

Total derivatives not designated as hedging instruments		619		—

Total derivatives		$1,198		$4,014

	Asset Derivative		Liability Derivatives
	December 31, 2012		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments (Unaudited)
Interest rate contracts	Loans	$279	Other liabilities	$2,214
Interest rate contracts	Other Assets	1,935	Other liabilities	5,493

Total derivatives designated as hedging instruments		2,214		7,707

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	858	Other liabilities	—

Total derivatives not designated as hedging instruments		858		—

Total derivatives		$3,072		$7,707

The effect of the derivative instruments on the condensed consolidated statement of income for the three and nine month periods ending 2013 and 2012 is as follows:

	Comprehensive Income on Derivative (Effective Portion)		Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30
Derivative in cash flow hedging relationship	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Interest rate contracts	$25	$(169)	$1,338	$(588)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Interest rate contracts	Interest income - loans	$211	$112	$(1,635)	$336
Interest rate contracts	Interest income - loans	(211)	(112)	1,635	(336)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$169	$320	$(239)	$600

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Available-for-sale securities
U.S. Treasury and federal agencies	$42,757	$—	$42,757	$—
State and municipal	179,517	—	179,517	—
Federal agency collateralized mortgage obligations	110,782	—	110,782	—
Federal agency mortgage-backed pools	179,194	—	179,194	—
Private labeled mortgage-backed pools	1,334	—	1,334	—
Corporate notes	560	—	560	—

Total available-for-sale securities	514,144	—	514,144	—

Hedged loans	89,718	—	89,718	—
Forward sale commitments	619	—	619	—
Interest rate swap agreements	(4,014)	—	(4,014)	—
Commitments to originate loans	—	—	—	—

December 31, 2012
Available-for-sale securities
U.S. Treasury and federal agencies	$51,779	$—	$51,779	$—
State and municipal	172,905	—	172,905	—
Federal agency collateralized mortgage obligations	96,831	—	96,831	—
Federal agency mortgage-backed pools	159,204	—	159,204	—
Private labeled mortgage-backed pools	2,031	—	2,031	—
Corporate notes	51	—	51	—

Total available-for-sale securities	482,801	—	482,801	—

Hedged loans	81,018	—	81,018	—
Forward sale commitments	858	—	858	—
Interest rate swap agreements	(7,707)	—	(7,707)	—
Commitments to originate loans	—	—	—	—

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheet using significant unobservable (Level 3) inputs:

	Hedged Loans	Forward Sale Commitments	Interest Rate Swaps	Commitments to Originate Loans
Beginning balance December 31, 2011	$54,362	$662	$(7,101)	$—
Total realized and unrealized gains and losses
Included in net income	(74)	(152)	74	(71)
Included in other comprehensive income, gross	—	—	563	—
Purchases, issuances, and settlements	6,114	—	—	—
Principal payments	(491)	—	—	—
Transfers out to Level 2	(59,911)	(510)	6,464	71

Ending balance December 31, 2012	$—	$—	$—	$—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Non Interest Income	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total gains and losses from:
Hedged loans	$211	$112	$(1,635)	$336
Fair value interest rate swap agreements	(211)	(112)	1,635	(336)
Derivative loan commitments	169	320	(239)	600

	$169	$320	$(239)	$600

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Impaired loans	$6,571	$—	$—	$6,571
Mortgage servicing rights	6,302	—	—	6,302

December 31, 2012
Impaired loans	$8,652	$—	$—	$8,652
Mortgage servicing rights	5,145	—	—	5,145

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $1.3 million at September 30, 2013 and $1.9 million at December 31, 2012.

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSR’s fair value increased by $208,000 during the first nine months of 2013 and decreased by $369,000 during the first nine months of 2012.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$6,571	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15%(12%)
Mortgage servicing rights	$6,302	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15%(12%), 4% - 7%(4.6%), 1% - 10%(4.5%)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$8,652	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15%(12%)
Mortgage servicing rights	$5,145	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15%(12%), 4% - 7%(4.6%), 1% - 10%(4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2013 and December 31, 2012. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	September 30, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$40,500	$40,500	$—	$—
Investment securities, held to maturity	9,910	—	—	9,910
Loans held for sale	4,594	—	—	4,594
Loans excluding loan level hedges, net	973,300	—	—	996,408
Stock in FHLB and FRB	14,184	—	14,184	—
Interest receivable	7,506	—	7,506	—

Liabilities
Non-interest bearing deposits	$223,354	$223,354	$—	$—
Interest-bearing deposits	1,104,966	—	1,060,853	—
Borrowings	242,505	—	245,043	—
Subordinated debentures	32,448	—	32,483	—
Interest payable	488	—	488	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$30,735	$30,735	$—	$—
Loans held for sale	13,744	—	—	13,744
Loans excluding loan level hedges, net	1,089,215	—	—	1,118,255
Stock in FHLB and FRB	13,333	—	13,333	—
Interest receivable	7,716	—	7,716	—

Liabilities
Non-interest bearing deposits	$209,200	$209,200	$—	$—
Interest-bearing deposits	1,084,953	—	1,092,184	—
Borrowings	345,764	—	352,891	—
Subordinated debentures	32,331	—	32,268	—
Interest payable	560	—	560	—

Note 10 – Other Comprehensive Income

	Accumulated Other Comprehensive Income (1)
Unaudited	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance at December 31, 2012	$12,671	$(3,570)	$9,101

Other comprehensive income (loss) before reclassifications	(9,631)	1,338	(8,293)
Amounts reclassified from other comprehensive income	(243)	—	(243)

Period change	(9,874)	1,338	(8,536)

Balance at September 30, 2013	$2,797	$(2,232)	$565

Balance at December 31, 2011	$11,036	$(3,194)	$7,842

Other comprehensive income (loss) before reclassifications	2,947	(588)	2,359
Amounts reclassified from other comprehensive income	—	—	—

Period change	2,947	(588)	2,359

Balance at September 30, 2012	$13,983	$(3,782)	$10,201

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 35%.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Amount Reclassified from
Details About Accumulated Other Comprehensive Income Components	Accumulated Other Comprehensive Income For the Three Months Ended September 30,		Affected Line Items in the Statement of Net Income
Unaudited	2013	2012
Securities available-for-sale (1)
Net securities gains reclassified into earnings	$6	$—	Gain on sale of investment securities
Related income tax expense	(2)	—	Income tax expense

Net effect on accumulated other comprehensive income for the period	4	—	Net of tax

Total reclassifications for the period	$4	$—	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities”

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income For the Nine Months Ended September 30,		Affected Line Items in the Statement of Net Income
Unaudited	2013	2012
Securities available-for-sale (1)
Net securities gains reclassified into earnings	$374	$—	Gain on sale of investment securities
Related income tax expense	(131)	—	Income tax expense

Net effect on accumulated other comprehensive income for the period	243	—	Net of tax

Total reclassifications for the period	$243	$—	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities”

Note 11 – Future accounting matters

Accounting Standards Update No. 2013-04 — Liabilities (Topic 405) — On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D — Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-07 — Presentation of Financial Statements (Topic 205) — On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 — Presentation of Financial Statements (Topic 205), which has been deleted.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accounting Standards Update No. 2013-10 — Derivatives and Hedging (Topic 815) — In July 2013, FASB issued ASU 2013-10. The objective of this Update is to provide for the inclusion of the Fed Funds Effective Swap Rate — Overnight Index Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury (UST) or London Interbank Offered Rate (LIBOR) indices. The Update also removes a restriction stating that entities must use the same rates for similar hedges, offering greater flexibility in hedge accounting.

The amendments in this Update are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company has adopted the applicable methodologies prescribed by this ASU and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-11 — Income Taxes (Topic 740) — In July 2013, FASB issued ASU 2013-11. This update pertains to the unrecognized tax benefit when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists. The ASU is intended to end the varying ways that entities present these situations since GAAP is non-specific and leads to diversity in practice. The new standard deems that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except for certain defined situations.

The amendments in this Update are effective for fiscal years beginning after December 15, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

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

Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

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

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

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

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwest and Central Indiana and Southwestern Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.

Horizon continues to operate in a challenging economic and banking environment. Within the Company’s primary market areas of Northwest and Central Indiana and Southwest Michigan, unemployment rates increased during 2009 and have remained elevated through the first nine months of 2013. This rise in unemployment has been driven by multiple factors including slowdowns in commercial industries as well as a continued lower activity in the housing and construction industries. The Company’s higher than historical level of non-performing loans since 2009 can be attributed to the continued sluggish U.S. economy and high local unemployment and bankruptcy levels, which have resulted in lower business revenues. Additionally, performing troubled debt restructurings and the acquisition of Heartland on July 17, 2012, further added to the non-performing credits. Despite these economic factors and events, Horizon has continued to post record results through the first nine months of 2013.

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

Following are some highlights of Horizon’s financial performance through the third quarter of 2013:

•	Third quarter 2013 net income declined 1.3% compared to the same period in 2012 to $4.8 million or $.52 diluted earnings per share, with the decline primarily reflecting lower income from residential lending, including mortgage warehousing, as demand for mortgage refinancing slowed.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

•	Net income for the first nine months of 2013 rose 9.7% compared to the same period in 2012 to $15.8 million, the highest first nine months of net income in the Company’s history, or $1.72 diluted earnings per share.

•	Net interest income, before provision for loan losses, for the first nine months of 2013 was $47.3 million compared with $41.2 million for the same period of 2012, partially reflecting commercial loan growth that helped offset lower mortgage business revenue.

•	Non-interest income rose 4.2% to $20.2 million for the first nine months of 2013 compared with $19.4 million for the same period of 2012, partially reflecting growth in fees from debit and credit card interchange and income growth from fiduciary activities, partially offset by a decline in gains on sale of mortgage loans.

•	Return on average assets was 1.09% for the third quarter of 2013 and 1.20% for the first nine months of 2013.

•	Return on average common equity was 12.60% for the third quarter of 2013 and 13.82% for the first nine months of 2013.

•	Purchase mortgage originations for the third quarter of 2013 increased 7.7% to $73.3 million, representing 69.5% of total mortgage originations compared to $68.0 million or 51.4% of total mortgage originations for the same period of 2012.

•	Kalamazoo and Indianapolis markets posted quarterly loan growth of $2.2 million and $8.9 million and year over year loan growth of $17.9 million and $34.4 million to $106.9 million and $68.3 million, respectively.

•	Tangible book value per share increased to $14.82 at September 30, 2013, compared to $14.42 and $13.85 at June 30, 2013 and September 30, 2012, respectively.

•	Horizon Bank’s capital ratios, including Tier 1 Capital to Average Assets of 9.13% and Total Capital to Risk Weighted Assets of 14.09% as of September 30, 2013, continue to be well above the regulatory standards for well-capitalized banks.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2013, Horizon had core deposit intangibles of $3.5 million subject to amortization and $19.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2013 was $23.35 per share compared to a book value of $17.52 per common share. Horizon reported record earnings for the thirteenth consecutive year in 2012, and the first nine months of 2013 were the highest first nine months of net income in the Company’s history.

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

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

Financial Condition

On September 30, 2013, Horizon’s total assets were $1.8 billion, a decrease of approximately $67.2 million compared to December 31, 2012. This decrease was primarily due to the reduction of $137.9 million in mortgage warehouse loans, partially offset by an increase in commercial loans of $39.1 million.

Investment securities were comprised of the following as of:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$43,161	$42,757	$51,458	$51,779
State and municipal	176,711	179,517	162,147	172,905
Federal agency collateralized mortgage obligations	111,266	110,782	95,337	96,831
Federal agency mortgage-backed pools	176,880	179,194	152,372	159,204
Private labeled mortgage-backed pools	1,290	1,334	1,960	2,031
Corporate notes	532	560	32	51

Total available for sale investment securities	$509,840	$514,144	$463,306	$482,801

Held to maturity, State and Municipal	$9,910	$9,910	$—	$—

Total investment securities increased by approximately $41.3 million at September 30, 2013 compared to December 31, 2012 as excess cash was deployed into investment securities during the nine month period.

Net loans decreased $108.9 million since December 31, 2012. This decrease was the result of a reduction in mortgage warehouse loans of $137.9 million, consumer loans of $10.1 million and residential mortgage loans of $460,000, partially offset by an increase in commercial loans of $39.1 million. The decrease in the Company’s mortgage warehousing business reflects lower demand from increased long-term interest rate movements, seasonality and the decline in the demand for mortgage refinance business. The decrease in consumer and residential mortgage loans resulted from loan payments and payoffs outpacing origination volume. The increase in commercial loans was due in part to increased calling efforts to grow Horizon’s market share within the Company’s footprint. Additionally, Horizon’s growth markets, particularly Kalamazoo, MI and Indianapolis, IN, significantly increased their respective loan portfolios during the first nine months of 2013.

Total deposits increased $34.2 million during the first nine months of 2013. This increase was the result of non-interest bearing deposit accounts increasing by $14.2 million due to increased calling and marketing efforts. Interest bearing deposit accounts increased by $20.0 million during the first nine months of 2013 due to an increase of $46.3 million in consumer demand deposits partially offset by a decrease in time deposits of $26.3 million. Additionally, Horizon’s growth markets of Kalamazoo, MI and Indianapolis, IN increased their respective deposit balances during first nine months of 2013.

The Company’s borrowings decreased $103.3 million from December 31, 2012 as the short-term funding needed for mortgage warehouse loans declined and deposits increased. At September 30, 2013, the Company had $32.5 million of short-term funds borrowed compared to $132.7 million at December 31, 2012. The Company’s level of borrowings is influenced by increases or decreases in the level of mortgage warehouse lending activity and outstanding balances. In addition, the Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

Stockholders’ equity totaled $163.5 million at September 30, 2013 compared to $159.0 million at December 31, 2012. The increase in stockholders’ equity during the period was the result of the generation of net income partially offset by a decrease in accumulated other comprehensive income and dividends declared. For the three month period ended September 30, 2013, the ratio of average stockholders’ equity to average assets was 9.22% compared to 8.71% for the three month period ended December 31, 2012. Book value per common share at September 30, 2013 increased to $17.52 compared to $17.00 at December 31, 2012.

Results of Operations

Overview

Consolidated net income for the three-month period ended September 30, 2013 was $4.8 million, a decrease of 1.3% from the $4.9 million for the same period in 2012. Earnings per common share for the three months ended September 30, 2013 were $0.55 basic and $0.52 diluted, compared to $0.56 basic and $0.54 diluted for the same three-month period in 2012. The decrease in net income for the third quarter of 2013 primarily reflected the decline in mortgage warehouse activity as mortgage warehouse balances decreased from $244.2 million as of September 30, 2012 to $113.6 million as of September 30, 2013 and the decrease in gain on sale of mortgage loans of $2.8 million from $4.4 million in the third quarter of 2012 to $1.7 million in the third quarter of 2013.

Consolidated net income for the nine-month period ended September 30, 2013 was $15.8 million, an increase of 9.7% from the $14.4 million for the same period in 2012. Earnings per common share for the nine months ended September 30, 2013 were $1.79 basic and $1.72 diluted, compared to $1.81 basic and $1.75 diluted for the same nine-month period in 2012. Diluted earnings per share decreased by $.03 compared with the same nine-month period in 2012 due to an increase in dilutive shares and additional shares issued in the Heartland acquisition. Growth in commercial loans and realizing the synergies from the Heartland transaction contributed to the increase in net income for the first nine months of 2013 as income from residential lending activity, including mortgage warehousing decreased.

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

Net interest income during the three months ended September 30, 2013 was $14.7 million, a decrease of $330,000 from the $15.0 million earned during the same period in 2012. Yields on the Company’s interest-earning assets decreased by 9 basis points to 4.61% from 4.70% for the three months ended September 30, 2013 and 2012, respectively. Interest income decreased $678,000 from $18.7 million for the three months ended September 30, 2012 to $18.0 million for the same period in 2013. The decrease in interest income primarily reflects the decline in mortgage warehouse activity as mortgage warehouse balances decreased from $244.2 million as of September 30, 2012 to $113.6 million as of September 30, 2013, partially offset by the recognition of approximately $1.0 million of interest income from Heartland loan valuation discounts being accreted and loans paying off before their scheduled maturity and an increase in income on commercial loans. In addition, the asset yields on non-taxable investment securities decreased 56 basis points from 5.27% in the third quarter of 2012 to 4.71% in the third quarter of 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

Rates paid on interest-bearing liabilities decreased by seven basis points for the three months ended September 30, 2013 compared to the same period in 2012 due to the lower short-term interest rate environment. Interest expense decreased $348,000 from $3.7 million for the three months ended September 30, 2012 to $3.4 million for the same period in 2013. This decrease was due to the lower amount of average interest-bearing liabilities during the period and the lower rates being paid on the Company’s interest bearing liabilities. The net interest margin decreased one basis point from 3.79% for the three months ended September 30, 2012 to 3.78% for the same period in 2013. The decrease in the margin for the three months ended September 30, 2013 compared to the same period in 2012 was due to the decline in mortgage warehouse activity as mortgage warehouse balances decreased $130.6 million from $244.2 million as of September 30, 2012 to $113.6 million as of September 30, 2013, partially offset by the recognition of approximately $1.0 million of interest income from Heartland loan valuation discounts being accreted and loans paying off before their scheduled maturity, along with a reduction in the rate paid on interest bearing liabilities. Excluding the interest income recognized from the loan discounts, the margin would have been 3.52% for the three-month period ending September 30, 2013.

The following are the average balance sheets for the three months ending:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-earning assets
Federal funds sold	$10,140	$6	0.23%	$13,854	$8	0.23%
Interest-earning deposits	6,834	2	0.12%	6,252	2	0.13%
Investment securities - taxable	356,275	2,076	2.31%	383,200	2,168	2.25%
Investment securities - non-taxable (1)	146,622	1,114	4.71%	121,428	1,014	5.27%
Loans receivable (2)(3)(4)	1,087,930	14,843	5.42%	1,112,712	15,527	5.56%

Total interest-earning assets (1)	1,607,801	18,041	4.61%	1,637,446	18,719	4.70%

Noninterest-earning assets
Cash and due from banks	24,619			21,385
Allowance for loan losses	(18,910)			(18,195)
Other assets	133,890			121,919

	$1,747,400			$1,762,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,081,256	$1,395	0.51%	$1,041,268	$1,638	0.63%
Borrowings	236,071	1,465	2.46%	324,975	1,597	1.96%
Subordinated debentures	32,425	512	6.26%	33,353	485	5.78%

Total interest-bearing liabilities	1,349,752	3,372	0.99%	1,399,596	3,720	1.06%

Noninterest-bearing liabilities
Demand deposits	224,622			196,640
Accrued interest payable and other liabilities	11,904			17,435
Shareholders’ equity	161,122			148,884

	$1,747,400			$1,762,555

Net interest income/spread		$14,669	3.62%		$14,999	3.64%

Net interest income as a percent of average interest earning assets (1)			3.78%			3.79%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

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

Net interest income during the nine months ended September 30, 2013 was $47.3 million, an increase of $6.1 million over the $41.2 million earned during the same period in 2012. Yields on the Company’s interest-earning assets increased by 13 basis points to 4.90% for the nine months ended September 30, 2013 from 4.77% for the same period in 2012. Interest income increased $5.4 million from $52.1 million for the nine months ended September 30, 2012 to $57.4 million for the same period in 2013. This increase was primarily due to an increase in interest earning assets and the recognition of approximately $5.4 million of interest income from Heartland loan valuation discounts being accreted and loans paying off before their scheduled maturity.

Rates paid on interest-bearing liabilities decreased by 13 basis points for the nine months ended September 30, 2013 compared to the same period in 2012 due to the lower short-term interest rate environment. Interest expense decreased $672,000 from $10.9 million for the nine-months ended September 30, 2012 to $10.2 million for the same period in 2013. This decrease was due to lower rates being paid on the Company’s interest bearing liabilities, partially offset with a higher volume of interest bearing liabilities. The net interest margin increased 26 basis points from 3.80% for the nine months ended September 30, 2012 to 4.06% for the same period in 2013. The increase in the margin for the nine months ended September 30, 2013 compared to the same period in 2012 was due to the recognition of approximately $5.4 million of interest income from Heartland loan valuation discounts being accreted and loans paying off before their scheduled maturity, along with a reduction in the rate paid on interest bearing liabilities. Excluding the interest income recognized from the loan discounts, the margin would have been 3.61% for the nine-month period ending September 30, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

The following are the average balance sheets for the nine months ending:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$9,480	$11	0.16%	$6,870	$13	0.25%
Interest-earning deposits	8,186	5	0.08%	3,533	4	0.15%
Investment securities - taxable	365,569	6,137	2.24%	358,935	6,721	2.50%
Investment securities - non-taxable (1)	133,011	3,105	4.88%	111,750	2,944	4.89%
Loans receivable (2)(3)(4)	1,100,923	48,189	5.86%	1,009,052	42,386	5.62%

Total interest-earning assets (1)	1,617,169	57,447	4.90%	1,490,140	52,068	4.77%

Noninterest-earning assets
Cash and due from banks	24,588			17,708
Allowance for loan losses	(18,980)			(18,970)
Other assets	133,544			95,986

	$1,756,321			$1,584,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,091,635	$4,320	0.53%	$958,651	$4,803	0.67%
Borrowings	239,323	4,369	2.44%	299,074	4,635	2.07%
Subordinated debentures	32,386	1,504	6.21%	31,606	1,427	6.03%

Total interest-bearing liabilities	1,363,344	10,193	1.00%	1,289,331	10,865	1.13%

Noninterest-bearing liabilities
Demand deposits	215,869			154,244
Accrued interest payable and other liabilities	13,657			13,387
Shareholders’ equity	163,451			134,820

	$1,756,321			$1,591,782

Net interest income/spread		$47,254	3.90%		$41,203	3.65%

Net interest income as a percent of average interest earning assets (1)			4.06%			3.80%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the third quarter of 2013, a provision for loan losses of $104,000 was required to adequately fund the ALLL compared to a provision of $1.0 million for the same period of 2012. Commercial loan net charge-offs during the third quarter of 2013 were $605,000, residential mortgage loan net charge-offs were $40,000, and consumer loan net charge-offs were $492,000 and were predominantly provided for in previous periods. The lower provision for loan losses in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to continued improvement of nonperforming and substandard loans. The ALLL balance at September 30, 2013 was $17.8 million or 1.64% of total loans. This compares to an ALLL balance of $18.3 million at December 31, 2012 or 1.52% of total loans and $18.6

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

million at September 30, 2012 or 1.58% of total loans. The increase in the ratio at September 30, 2013 compared to December 31, 2012 and September 30, 2012 was primarily due to a decrease in total loans of $118.4 million and $87.2 million respectively.

For the nine months ended September 30, 2013, the provision for loan losses totaled $2.9 million compared to $1.8 million in the prior year for the same period. The higher provision for loan losses during the nine months ended September 30, 2013 was related to organic growth in the Company’s loan portfolio and $1.6 million of additional loan loss provision expense related to credit losses from certain Heartland loans that exceeded the loan valuation discounts recorded at the time of the acquisition.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2013.

Non-performing loans totaled $22.5 million as of September 30, 2013, down from $23.8 million as of December 31, 2012 and $24.0 million as of September 30, 2012. Compared to December 31, 2012, non-performing commercial loans and real estate loans decreased by $2.8 million and $1.1 million, respectively, partially offset by an increase of $2.6 million in non-performing consumer loans. The increase in non-performing consumer loans from December 31, 2012 was primarily due to the addition of three large home equity lines of credit totaling $2.0 million, which have specific reserves included in the allowance for loan losses.

Excluding Heartland loans, non-performing loans totaled $16.3 million at September 30, 2013, a decrease of $236,000 from $16.5 million at December 31, 2012 and a decrease of $2.8 million from $19.1 million at September 30, 2012. As a percentage of total loans, non-performing loans were 2.07% at September 30, 2013, up from 1.97% at December 31, 2012 and 2.05% at September 30, 2012.

At September 30, 2013, loans acquired in the Heartland acquisition represented $6.2 million in non-performing, $12.2 million in substandard and $231,000 in delinquent loans, which compares to $7.3 million in non-performing, $18.1 million in substandard and $3.4 million in delinquent loans represented at December 31, 2012.

Other Real Estate Owned (OREO) totaled $1.4 million on September 30, 2013, down from $2.6 million on December 31, 2012 and up from $2.7 million on September 30, 2012.

Non-interest Income

The following is a summary of changes in non-interest income:

	Three Months Ended
	September 30 2013	September 30 2012	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,083	$1,002	$81	8.1%
Wire transfer fees	169	248	(79)	-31.9%
Interchange fees	1,123	885	238	26.9%
Fiduciary activities	953	971	(18)	-1.9%
Gain on sale of securities	6	2	4	200.0%
Gain on sale of mortgage loans	1,667	4,436	(2,769)	-62.4%
Mortgage servicing net of impairment	348	(355)	703	-198.0%
Increase in cash surrender value of bank owned life insurance	278	300	(22)	-7.3%
Other income	283	221	62	28.1%

Total non-interest income	$5,910	$7,710	$(1,800)	-23.3%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

Service charges on deposit accounts were $81,000 higher and interchange fees were $238,000 higher during the third quarter of 2013 compared to the same period in 2012 primarily due to an increase in transaction accounts and volume. The residential mortgage loan activity during the third quarter of 2013 generated $1.7 million of income from the gain on sale of mortgage loans, down $2.8 million from the same period in 2012. The reduction in the gain on sale of mortgages was primarily due to the decrease in the percentage earned on the sale of these loans due to a rapid increase in interest rates against uncommitted, unfunded loans and, to a lesser extent, the decrease in overall origination volume. Loans originated for sale during the third quarter of 2013 were $91.8 million compared to $105.2 million for the same period in 2012. Mortgage servicing net of impairment increased by $703,000 during the third quarter of 2013 compared to the same period in 2012 due to an impairment recovery of $506,000 and an increase of $197,000 in servicing income realized. In addition, there was a larger portfolio of mortgage loans serviced during the third quarter of 2013 compared to the same period of 2012.

	Nine Months Ended
	September 30 2013	September 30 2012	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$2,984	$2,477	$507	20.5%
Wire transfer fees	562	643	(81)	-12.6%
Interchange fees	3,049	2,227	822	36.9%
Fiduciary activities	3,140	2,928	212	7.2%
Gain on sale of securities	374	2	372	NM
Gain on sale of mortgage loans	7,580	10,121	(2,541)	-25.1%
Mortgage servicing net of impairment	813	(95)	908	-955.8%
Increase in cash surrender value of bank owned life insurance	787	760	27	3.6%
Other income	930	344	586	170.3%

Total non-interest income	$20,219	$19,407	$812	4.2%

Service charges on deposit accounts were $507,000 higher and interchange fees were $822,000 higher during the first nine months of 2013 compared to the same period in 2012 primarily due to an increase in transaction accounts and volume. Fiduciary activities increased $212,000 during the first nine months of 2013 compared to the same period in 2012 due to customer and market value growth. In addition, Horizon incurred a gain on the sale of securities of $374,000 during the first nine months of 2013 as the result of an analysis that determined that market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The residential mortgage loan activity during the first nine months of 2013 generated $7.6 million of income from the gain on sale of mortgage loans, down $2.5 million from the same period in 2012. The reduction in the gain on sale of mortgages was due to less favorable pricing on loans sold and a decrease in overall origination volume compared to the same period in 2012. Loans originated for sale during the first nine months of 2013 were $289.8 million compared to $283.8 million for the same period in 2012. Mortgage servicing net of impairment increased by $908,000 during the first nine months of 2013 compared to the same period due to an impairment recovery of $577,000 and an increase of $331,000 in servicing income realized. In addition, there was a larger portfolio of mortgage loans serviced during the first nine months of 2013 compared to the same period of 2012. Other income increased $586,000 primarily due to $270,000 of gains on the sale of other real estate owned and $232,000 of recoveries from loans that had been charged off by Heartland prior to the acquisition.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Three Months Ended
	September 30 2013	September 30 2012	Amount Change	Percent Change
Non-interest expense
Salaries	$5,282	$5,191	$91	1.8%
Commission and bonuses	1,165	1,484	(319)	-21.5%
Employee benefits	1,247	1,230	17	1.4%
Net occupancy expenses	1,172	1,186	(14)	-1.2%
Data processing	766	754	12	1.6%
Professional fees	357	366	(9)	-2.5%
Outside services and consultants	436	624	(188)	-30.1%
Loan expense	1,040	1,311	(271)	-20.7%
FDIC deposit insurance	270	291	(21)	-7.2%
Other losses	55	309	(254)	-82.2%
Other expense	2,271	2,094	177	8.5%

Total non-interest expense	$14,061	$14,840	$(779)	-5.2%

Total non-interest expenses were $779,000 lower in the third quarter of 2013 compared to the third quarter of 2012. Salaries, commissions and employee benefits decreased $211,000 compared to the same quarter in 2012 primarily due to the decrease in commissions earned as a result of lower mortgage lending activity. The decrease in loan expense during the third quarter of 2013 compared to the prior year was related to a decrease in loan origination, collection and workout costs. Other losses decreased $257,000 in the third quarter of 2013 compared to the same period in 2012 primarily due to a reduction in repurchase and make-whole demands from end investors of sold loans.

	Nine Months Ended
	September 30 2013	September 30 2012	Amount Change	Percent Change
Non-interest expense
Salaries	$15,743	$13,331	$2,412	18.1%
Commission and bonuses	3,304	3,450	(146)	-4.2%
Employee benefits	3,872	3,626	246	6.8%
Net occupancy expenses	3,778	3,216	562	17.5%
Data processing	2,184	1,883	301	16.0%
Professional fees	1,310	1,483	(173)	-11.7%
Outside services and consultants	1,634	1,621	13	0.8%
Loan expense	3,556	2,879	677	23.5%
FDIC deposit insurance	821	798	23	2.9%
Other losses	146	501	(355)	-70.9%
Other expense	6,487	5,392	1,095	20.3%

Total non-interest expense	$42,835	$38,180	$4,655	12.2%

Total non-interest expenses were $4.7 million higher in the first nine months of 2013 compared to the same period of 2012. Salaries, commissions and employee benefits increased $2.5 million compared to the same period in 2012 primarily due to changes to annual merit pay, employee benefits costs and commissions earned. In addition, compensation and net occupancy expenses were higher due to the Heartland acquisition and directly related to Horizon’s investment in growth markets. The increase in the nine months of 2013 in

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

outside services and consultants of $173,000 compared to the same period in the prior year was due to growth and increased products and services provided by the Company. The increase in loan expense during the first nine months of 2013 of $677,000 was related to an increase in loan origination, indirect dealer fees, collection and workout costs. Other losses decreased $358,000 in the first nine months of 2013 compared to the previous year primarily due to a reduction in repurchase and make-whole demands from end investors of sold loans. Other expenses increased $938,000 in the first nine months of 2013 compared to the same period in 2012 primarily due to the Company’s growth and expansion efforts.

Income Taxes

Income tax expense for the third quarter of 2013 was $1.6 million compared to $2.0 million of tax expense for same period of 2012. The effective tax rate for the third quarter of 2013 was 25.4% compared to 29.0% in the same period of 2012. The decrease in the effective tax rate is primarily due to tax planning strategies executed in the third quarter of 2013 including a captive real estate investment trust subsidiary (“REIT”) and a captive insurance subsidiary reducing both the federal and state tax liabilities.

Income tax expense for the first nine months of 2013 was $6.0 million compared to $6.2 million of tax expense for same period of 2012. The effective tax rate for the first nine months of 2013 was 27.4% compared to 30.3% in the same period of 2012. The decrease in the effective tax rate is primarily due to tax planning strategies implemented in the first nine months of 2013 including a captive real estate investment trust subsidiary (“REIT”) and a captive insurance subsidiary reducing both the federal and state tax liabilities.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2013, cash and cash equivalents increased by approximately $9.8 million. At September 30, 2013, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $328.9 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $349.6 million at December 31, 2012 and $364.1 million at September 30, 2012.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2013. Stockholders’ equity totaled $163.5 million as of September 30, 2013, compared to $159.0 million as of December 31, 2012. For the three months ended September 30, 2013, the ratio of average stockholders’ equity to average assets was 9.22% compared to 8.71% for the three months ended December 31, 2012. The increase in stockholders’ equity during the period was the result of the generation of net income partially offset by a decrease in accumulated other comprehensive income and dividends declared.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending September 30, 2013, the dividend cost was approximately $65,690, or 2.1% annualized. For the fourth quarter of 2013, the dividend cost will be approximately $62,500, or 2.0% annualized. For the first quarter of 2014, the dividend cost will be approximately $31,250, or 1.0% annualized. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2013

Horizon declared common stock dividends in the amount of $0.31 per share during the first nine months of 2013 compared to $0.27 for the same period of 2012. The dividend payout ratio (dividends as a percent of basic earnings per share) was 17.3% and 15.1% for the first nine months of 2013 and 2012, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2012.

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

For the Three and Nine Months Ended September 30, 2013

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

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2013, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2013, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2013

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

For the Three and Nine Months Ended September 30, 2013

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

HORIZON BANCORP

Dated: November 7, 2013	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: November 7, 2013	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of Mark E. Secor	Attached

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data Files*	Attached

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.