Form 10-K
period 2013-12-31
HORIZON BANCORP /IN/
filed 2014-02-28
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $161.7 million.

As of February 28, 2014, the registrant had 8,630,966 shares of common stock outstanding.

Documents Incorporated by Reference Document	Part of Form 10-K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 8, 2014 annual meeting of shareholders	III

HORIZON BANCORP

2013 Annual Report on Form 10-K

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

By their nature, forward-looking statements are based on assumptions, which although believed to be reasonable, are subject to risks, uncertainties, and other factors, such as the following:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the impact of the new Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits; and

•	the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

Other risks and uncertainties that could affect Horizon’s future performance are set forth below in Item 1A—Risk Factors.

PART I

ITEM 1. BUSINESS

The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General

Horizon Bancorp (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern and Central Indiana and Southwestern Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”) and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of the Holding Company.

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

The Bank maintains 29 full service offices. At December 31, 2013, the Bank had total assets of $1.76 billion and total deposits of $1.29 billion. The Bank has wholly-owned subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance offered a full line of personal and corporate insurance products until March 2005, at which time the majority of its assets were sold to a third party. Horizon Insurance is no longer an operating subsidiary and is primarily used to collect residual insurance income. Horizon Grantor Trust holds title to certain company owned life insurance policies.

HORIZON BANCORP

(Table dollars in thousands except per share data)

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the American transaction, which formed Am Tru Statutory Trust I (“Am Tru Trust”). The Company also assumed additional debentures as the result of the Heartland transaction, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). See Note 13 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.

No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2013, revenues from loans accounted for 61.7% of the total consolidated revenue, and revenues from investment securities accounted for 12.6% of total consolidated revenue.

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

Employees

The Bank employed approximately 421 full and part-time employees as of December 31, 2013. Horizon, Horizon Insurance and Horizon Grantor Trust do not have any employees.

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

Based on deposits as of June 30, 2013, Horizon was the largest of the nine bank and thrift institutions in LaPorte County with a 34.37% market share and the sixth largest of the 15 institutions in Porter County with an 8.97% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 10 bank and thrift institutions with a 7.46% market share. Horizon’s market share of deposits in Lake County, Indiana was just over 1% at 1.43%, and less than 1% in each of St. Joseph and Elkhart Counties in Indiana and Kalamazoo County in Michigan. The branches of Horizon Bank acquired in the merger with Heartland Community Bank, which operate under the “Heartland Community Bank a Horizon Bank Company” name, are located throughout Johnson County Indiana and have a 12.66% market share, giving Horizon the second largest share of the 19 bank and thrift institutions in the Johnson County market. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).

Regulation and Supervision

As a bank holding company and a financial holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the FRB and the Federal Deposit Insurance Corporation (“FDIC”). Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings

HORIZON BANCORP

(Table dollars in thousands except per share data)

disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to, or the prior approval of, the OCC. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state is no longer required. The supervision, regulation and examination of Horizon and the Bank by the regulatory agencies in intended primarily for the protection of depositors rather than for Horizon’s shareholders.

Horizon also is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Horizon’s common stock is listed on The NASDAQ Stock Market under the trading symbol “HBNC,” and Horizon is subject to the NASDAQ rules applicable to listed companies.

Included below is a brief summary of significant aspects of the laws, regulations and policies applicable to Horizon and the Bank. This summary is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are referenced and is not intended to be an exhaustive description of the statutes, regulations and policies applicable to the business of Horizon and the Bank. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Horizon and the Bank could have a material effect Horizon’s business, financial condition and results of operations.

The Bank Holding Company Act

The Bank Holding Company Act of 1956, as amended (“BHC Act”), in general, limits the business of bank holding companies to banking, managing or controlling the activities of banks and other subsidiaries to those activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies, such as Horizon, that qualify as, and elect to be, financial holding companies, however, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

For a bank holding company to remain qualified as a financial holding company, the company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” To commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

The BHC Act, the Bank Merger Act and other federal and state statutes regulate acquisitions of banks and banking companies. The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest or substantially all assets of any bank or bank holding company. Under the Bank Merger Act, the prior approval of the OCC or other appropriate regulatory authority is required for the Bank to merge with another bank or purchase the assets or

HORIZON BANCORP

(Table dollars in thousands except per share data)

assume the deposits of another bank. In reviewing applications seeking approval for mergers and other acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and the effectiveness of the subject organizations in combating money laundering activities.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2013, see the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below, which is incorporated herein by reference.

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

Adjustments are made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. Horizon’s FDIC deposit insurance expense decreased during 2012 compared to 2011 as the new assessment calculation resulted in lower expense for the Bank. In addition, the Bank used $3.7 million of the $6.0 million of the premiums prepaid on December 30, 2009 to offset the assessment paid. The FDIC continued to offset the regular

HORIZON BANCORP

(Table dollars in thousands except per share data)

insurance assessments until the earlier of the exhaustion of an institution’s prepaid assessments or June 30, 2013. Any prepaid assessment remaining after collection of the amount due on June 30, 2013, was returned to the institution. The FDIC returned to the Bank $2.1 million in prepaid assessments.

The Dodd-Frank Act also extended unlimited insurance on noninterest bearing accounts for no additional charges through December 31, 2013. Under this program, traditional noninterest demand deposit (or checking) accounts that allowed for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, were covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2013. On December 31, 2013, as scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Act expired. Deposits held in noninterest-bearing transaction account are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

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

FDIC-insured institutions are also subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (“SAIF”). These assessments will continue until the FICO bonds are repaid between 2017 and 2019. The FICO assessment rate was 0.66 basis points for each $100 of insured deposits for each quarter of 2012. For the first quarter of 2014, the FICO assessment rate is 0.62 basis points for each $100 in domestic deposits maintained at an institution.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

In July 2013, the federal banking agencies approved final rules implementing the U.S. Basel Committee on Banking Supervision’s capital framework for all U.S. banks and for bank holding companies with at least $500 million in assets. Under these final rules, minimum requirements will increase for both the quantity and quality of capital held by Horizon and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8 percent and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of certain bonuses to senior executive management. The capital buffer requirement will be phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis. The final rules also introduce other changes, including an increase in the capital required for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. These new minimum capital ratios will become effective for Horizon on January 1, 2015 and will be fully phased-in on January 1, 2019. Horizon’s management is currently evaluating the provisions of the final rules and their expected impact.

On August 25, 2011, Horizon issued 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), for proceeds of $12.5 million and used those proceeds, together with otherwise available funds, to redeem the remaining 18,750 of the outstanding shares of Series A Preferred Stock held by the U.S. Department of the Treasury (the “Treasury”).

HORIZON BANCORP

(Table dollars in thousands except per share data)

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2013.

	Actual		For Capital[1] Adequacy Purposes		For Well[1] Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total capital[1] (to risk-weighted assets)
Consolidated	$192,904	16.33%	$94,503	8.00%	N/A	N/A
Bank	173,634	14.67%	94,688	8.00%	$118,360	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	178,115	15.08%	47,245	4.00%	N/A	N/A
Bank	158,827	13.42%	47,340	4.00%	71,011	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	178,115	10.28%	69,305	4.00%	N/A	N/A
Bank	158,827	9.18%	69,206	4.00%	86,507	5.00%

[1]	As defined by regulatory agencies

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

The issuance to the Treasury of the Series B Preferred Stock resulted in the imposition of limitations on Horizon’s ability to pay dividends. Under the terms of the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities, including the common stock, during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. Horizon does not anticipate that these restrictions will affect its ability to pay the required dividends on the Series B Preferred Stock or its ability to continue to pay dividends on its common stock.

Prompt Corrective Regulatory Action

Federal law provides the federal banking regulators with broad powers to require the bank to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. At December 31, 2013, the Bank was

HORIZON BANCORP

(Table dollars in thousands except per share data)

categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. When the new Basel III framework, discussed under “Capital Regulation,” is phased in, new requirements will change the prompt corrective action framework discussed above.

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

Pursuant to the final rules adopted by the Securities and Exchange Commission to implement Section 404 of the Sarbanes-Oxley Act of 2002, Horizon is required to include in each Form 10-K it files a report of management on Horizon’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of Horizon, identify the framework used by management to evaluate the effectiveness of Horizon’s internal control over financial reporting and provide management’s assessment of the effectiveness of Horizon’s internal control over financial reporting. This Annual Report on Form 10-K also includes an attestation report issued by Horizon’s registered public accounting firm on Horizon’s internal control over financial reporting. For fiscal years prior to the year ended December 31, 2013, Horizon was not an “accelerated filer” and, therefore, Horizon was exempt from the attestation report requirements. Significant efforts have been required to comply with Section 404, and Horizon anticipates additional efforts will be required in future years.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2013, the Bank’s investment in stock of the FHLB of Indianapolis was $11.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2013, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $386,000, for an annualized rate of 3.50%.

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

II.	INVESTMENT PORTFOLIO

A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2013		December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$43,808	$43,134	$51,458	$51,779	$12,693	$13,022
State and municipal	176,670	177,898	162,147	172,905	135,011	143,890
Federal agency collateralized mtg. obligations	116,047	114,706	95,337	96,831	89,016	91,122
Federal agency mortgage-backed pools	170,006	170,894	152,372	159,204	173,797	179,351
Private labeled mortgage-backed pools	1,188	1,226	1,960	2,031	3,518	3,636
Corporate notes	708	733	32	51	32	24

Total available for sale	508,427	508,591	463,306	482,801	414,067	431,045
Total held to maturity, state and municipal	9,910	9,910	—	—	7,100	7,134

Total investment securities	$518,337	$518,501	$463,306	$482,801	$421,167	$438,179

B.	The following is a schedule of maturities of each category of available for sale and held to maturity debt securities and the related weighted-average yield of such securities as of December 31, 2013:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$—	0.00%	$25,750	1.32%	$17,385	1.89%	$—	0.00%
State and municipal	3,663	2.98%	23,876	3.85%	90,041	3.81%	60,318	4.13%
Federal agency collateralized mtg. obligations(2)	—	0.00%	1,688	3.85%	7,751	3.50%	105,267	2.48%
Federal agency mortgage-backed pools(2)	4	4.23%	1,385	4.53%	41,101	3.15%	128,404	2.96%
Private labeled mortgage-backed pools(2)	—	0.00%	435	4.59%	791	5.29%	—	0.00%
Corporate notes	—	0.00%	—	0.00%	—	0.00%	733	0.00%

Total available for sale	$3,667	2.98%	$53,134	2.61%	$157,069	3.39%	$294,722	3.02%
Total held to maturity, state and municipal	$9,910	1.73%	$—	0.00%	$—	0.00%	$—	0.00%

Total investment securities	$13,577	2.07%	$53,134	2.61%	$157,069	3.39%	$294,722	3.02%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

HORIZON BANCORP

(Table dollars in thousands except per share data)

Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2013.

III.	LOAN PORTFOLIO

A.	Types of Loans—Total loans on the balance sheet are comprised of the following classifications for the years indicated.

	December 31 2013	December 32 2012	December 31 2011	December 31 2010	December 31 2009
Commercial	$505,189	$460,471	$352,376	$330,018	$314,517
Real estate	185,958	189,714	157,141	162,435	133,892
Mortgage warehouse	98,156	251,448	208,299	123,743	166,698
Consumer	279,525	289,084	265,377	266,681	271,210

	1,068,828	1,190,717	983,193	882,877	886,317
Allowance for loan losses	(15,992)	(18,270)	(18,882)	(19,064)	(16,015)

Total loans	$1,052,836	$1,172,447	$964,311	$863,813	$870,302

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates—The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehousing and installment loans, as of December 31, 2013:

Maturing or repricing	One Year or Less	One Through Five Years	After Five Years	Total
Commercial, financial, agricultural and commercial tax-exempt loans	$307,814	$172,292	$25,083	$505,189

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed Rate	Variable Rate
Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$141,190	$56,185

HORIZON BANCORP

(Table dollars in thousands except per share data)

C.	Risk Elements

Non-accrual, Past Due and Restructured Loans—The following schedule summarizes non-accrual, past due and restructured loans.

	December 31 2013	December 31 2012	December 31 2011	December 31 2010	December 31 2009
Non-performing loans
Commercial
More than 90 days past due	$45	$—	$—	$—	$1,086
Non-accrual	4,014	5,754	6,905	7,508	8,143
Trouble debt restructuring—accruing	1,296	1,265	—	574	—
Trouble debt restructuring—non-accrual	2,116	3,674	1,053	—	—
Real estate
More than 90 days past due	2	2	—	222	296
Non-accrual	2,459	4,565	4,694	5,483	1,257
Trouble debt restructuring—accruing	2,686	1,761	2,682	3,380	3,266
Trouble debt restructuring—non-accrual	999	2,827	1,120	241	—
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring—accruing	—	—	—	—	—
Trouble debt restructuring—non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	2	52	37	136	376
Non-accrual	3,275	3,055	2,769	3,682	2,515
Trouble debt restructuring—accruing	1,072	676	858	165	206
Trouble debt restructuring—non-accrual	311	148	25	37	—

Total non-performing loans	18,277	23,779	20,143	21,428	17,145

Other real estate owned and repossessed collateral
Commercial	830	1,337	1,092	1,622	544
Real estate	1,277	1,228	1,708	1,042	1,186
Mortgage warehouse	—	—	—	—	—
Consumer	14	11	49	—	23

Total other real estate owned and repossessed collateral	2,121	2,576	2,849	2,664	1,753

Total non-performing assets	$20,398	$26,355	$22,992	$24,092	$18,898

Gross interest income that would have been recorded on non- accrual loans outstanding as of December 31, 2013, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$853
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2013, and included in net income for the period.	236

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2013.	$617

Discussion of Non-Accrual Policy

1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days or have had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status.

HORIZON BANCORP

(Table dollars in thousands except per share data)

2.	Potential Problem Loans:

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $18.3 million and $23.8 million at December 31, 2013 and 2012. The allowance for impaired and non-accrual loans, included in the Bank’s allowance for loan losses totaled $3.6 million and $5.5 million at those respective dates. The average balance of impaired loans during 2013 and 2012 was $23.6 million and $22.2 million.

3.	Foreign Outstandings:

None

4.	Loan Concentrations:

As of December 31, 2013, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2013, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

	December 31 2013	December 31 2012	December 31 2011	December 31 2010	December 31 2009
Loans outstanding at the end of the period (1)	$1,068,828	$1,190,717	$983,193	$882,877	$886,317
Average loans outstanding during the period (1)	1,092,662	1,043,620	862,498	878,181	892,431

(1)	Net of unearned income and deferred loan fees

	December 31 2013	December 31 2012	December 31 2011	December 31 2010	December 31 2009
Balance at beginning of the period	$18,270	$18,882	$19,064	$16,015	$11,410
Loans charged-off:
Commercial	2,532	2,388	967	3,856	2,461
Real estate	1,055	597	956	811	432
Consumer	2,663	2,958	4,757	5,067	7,354

Total loans charged-off	6,250	5,943	6,680	9,734	10,247
Recoveries of loans previously charged-off:
Commercial	668	782	163	233	66
Real estate	114	77	10	1	—
Consumer	1,270	948	1,043	995	1,183

Total loan recoveries	2,052	1,807	1,216	1,229	1,249

Net loans charged-off	4,198	4,136	5,464	8,505	8,998
Provision charged to operating expense	1,920	3,524	5,282	11,554	13,603

Balance at the end of the period	$15,992	$18,270	$18,882	$19,064	$16,015

Percent of net charge-offs to average loans outstanding for the period	0.38%	0.40%	0.63%	0.97%	1.01%

HORIZON BANCORP

(Table dollars in thousands except per share data)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31 2013		December 31 2012		December 31 2011		December 31 2010		December 31 2009
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$6,663	48%	$7,771	39%	$8,017	36%	$7,554	38%	$5,766	35%
Real estate	3,462	17%	3,204	16%	2,472	16%	2,379	18%	1,933	15%
Mortgage warehousing	1,638	9%	1,705	21%	1,695	21%	1,435	14%	1,455	19%
Consumer	4,229	26%	5,590	24%	6,698	27%	7,696	30%	6,861	31%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$15,992	100%	$18,270	100%	$18,882	100%	$19,064	100%	$16,015	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Notes to the Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2013, Horizon processed approximately $2.9 billion in mortgage warehouse loans.

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

	December 31 2013	December 31 2012
Outstanding at year end	$45,247	$43,448
Approximate weighted-average interest rate at year-end	0.14%	0.14%
Highest amount outstanding as of any month-end during the year	$46,371	$43,448
Approximate average outstanding during the year	$42,602	$40,210
Approximate weighted-average interest during the year	0.14%	0.14%

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

We are operating in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which continued through 2013. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we continue to take steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

We have funded our growth with low-cost consumer deposits, and our ability to sustain our growth will depend in part on our continued success in attracting and retaining such deposits or finding other sources of low-cost funds.

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

Construction loans, loans secured by commercial real estate and home equity loans generally entail more risk than other types of mortgage loans. When real estate values decrease, the developers to whom we lend are likely to experience a decline in sales of new homes from their projects. Land and construction loans are more likely to become non-performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans and as other owners of such real estate (including homeowners) are unable to keep up with their payments. We strive to establish what we believe are adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves, and ultimately result in a material level of charge-offs, which could adversely impact our results of operations, liquidity and capital.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

An economic slowdown in our primary market areas could affect our business.

Our primary market area for deposits and loans consists of Northwest and Central Indiana and Southwest, Michigan. During 2013, unemployment rates have lowered, however remain at elevated levels. An economic slowdown could hurt our business and the possible consequences of such a downturn could include the following:

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

In addition, merger and acquisition costs incurred by Horizon may temporarily increase operating expenses.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

We are exposed to intangible asset risk in that our goodwill may become impaired.

As of December 31, 2013, we had $23.0 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in further impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 10, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets”, to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

While we continually monitor and improve the system of internal controls, data processing systems and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately or timely addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of business, loss of customer information, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Third-party vendors provide key components of our business infrastructure, including Internet connections, mobile and internet banking, network access and transaction and other processing services. Although we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service or breach of customer information, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. In addition, any breach in customer information could affect our reputation and cause a loss of business. Replacing these third- party vendors also could result in significant delay and expense.

Damage to our reputation could damage our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors and employees. Damage to our reputation could cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, compliance failures, litigation or regulatory outcomes or governmental investigations. In addition, a failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, privacy breach and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation our reputation. Adverse publicity about Horizon, whether or not true, may result in harm to our prospects. Should any events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm would not adversely affect our earnings and results of operations.

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

HORIZON BANCORP

(Table dollars in thousands except per share data)

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

3631 South Franklin Street	Michigan City	Indiana
113 West First Street	Wanatah	Indiana
1500 West Lincolnway	LaPorte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet	Valparaiso	Indiana
902 East Lincolnway	Valparaiso	Indiana
455 Morthland Drive	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
10429 Calumet Avenue	Munster	Indiana
17400 State Road 23	South Bend	Indiana
1909 East Bristol Street	Elkhart	Indiana
4574 Elkhart Road	Goshen	Indiana
1321 119th Street	Whiting	Indiana
1349 Calumet Avenue	Hammond	Indiana
1300 North Main Street	Crown Point	Indiana
420 North Morton Street	Franklin	Indiana
151 Marlin Drive	Greenwood	Indiana
800 US 31	Greenwood	Indiana
2433 East Main Street	Greenwood	Indiana
507 Three Notch Lane	Bargersville	Indiana
117 East Washington Street	Indianapolis	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
500 West Buffalo Street	New Buffalo	Michigan
6801 West U.S. 12	Three Oaks	Michigan
3250 West Centre Avenue	Portage	Michigan

Horizon owns all of the facilities except for the Indiana offices located at 117 E Washington Street, Indianapolis, and 800 US 31, Greenwood, each of which is leased.

ITEM 3. LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

HORIZON BANCORP

(Table dollars in thousands except per share data)

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Craig M. Dwight	57	Chairman and Chief Executive Officer of the Bank since January 2003; Chairman of Horizon since July 1, 2013; Chief Executive Officer of Horizon and the Bank since July 1, 2001.
Thomas H. Edwards	61	President of the Bank since January 2003.
Mark E. Secor	47	Executive Vice President of Horizon since January 1, 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager since June 2007; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana since January 2004.
James D. Neff	54	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank since October 1999.
Dave G. Rose	55	Executive Vice President of Horizon since January 1, 2014; President of the Bank’s Northwest Indiana Region since January 1999.
Kathie A. DeRuiter	52	Executive Vice President of Horizon and Senior Bank Operations Officer since January 1, 2014; Senior Vice President, Senior Bank Operations Officer since January 1, 2003; Vice President, Senior Bank Operations Officer since January 1, 2000.

HORIZON BANCORP

(Table dollars in thousands except per share data)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of Securities

There were no purchases by the Company of its common stock during the fourth quarter of 2013.

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

	Period Ending
Index	December 31 2008	December 31 2009	December 31 2010	December 31 2011	December 31 2012	December 31 2013
Horizon Bancorp	100.00	135.85	229.59	230.27	400.52	526.20
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87
SNL Micro Cap Bank	100.00	73.74	75.89	72.18	91.22	117.71

Source : SNL Financial LC, Charlottesville, VA
© 2013	www.snl.com

HORIZON BANCORP

(Table dollars in thousands except per share data)

The following chart compares the change in market price of Horizon’s common stock since December 31, 2008 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

	Period Ending
Index	December 31 2008	December 31 2009	December 31 2010	December 31 2011	December 31 2012	December 31 2013
Horizon Bancorp	100.00	129.76	212.80	207.96	353.70	455.94
Indiana Banks	100.00	65.41	75.79	77.33	83.12	114.29
Michigan Banks	100.00	72.81	71.32	69.83	83.04	116.70

*	excludes merger targets

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

Following are some highlights of Horizons financial performance during 2013:

•	Return on average assets was 1.13% for the year ended December 31, 2013.

•	Return on average common equity was 12.86% for the year ended December 31, 2013.

•	Horizon’s net income of $19.9 million for 2013 surpasses the $19.5 million earned in the prior year and represented the highest annual net income in the Company’s history.

•	Horizon’s diluted earnings per share was $2.17 in 2013, a 5.7% decrease in diluted earnings per share compared to 2012.

•	On November 12, 2013, Horizon entered into an agreement to acquire SCB Bancorp, Inc. and its wholly-owned subsidiary, Summit Community Bank, headquartered in East Lansing, Michigan. The transaction is expected to be completed in the second quarter of 2014, subject to regulatory and SCB Bancorp, Inc. shareholder approval.

•	Total assets decreased 4.9% or $90.0 million to $1.8 billion at December 31, 2013, compared with $1.8 billion at December 31, 2012.

•	Total loans decreased 11.0% or $132.4 million to $1.1 billion at December 31, 2013, compared with $1.2 billion at December 31, 2012. Mortgage warehouse loans decreased by $153.2 million, which was partially offset by an increae in commercial loans of $42.7 million.

•	Total deposits decreased 0.2% or $2.6 million to $1.3 billion at December 31, 2013, compared with $1.3 billion at December 31, 2012.

•	Core deposits consisting of non-interest bearing checking accounts, now accounts, savings and money market accounts increased by 3.3% or $32.0 million.

•	Net interest income, after provisions for loan losses, for 2013 was $59.5 million compared with $54.7 million for 2012.

•	The provision for loan losses decreased to $1.9 million for the year ended December 31, 2013 compared to $3.5 million for 2012.

•	Net charge-offs for 2013 were $4.2 million compared to $4.1 million for 2012.

•	Substandard loans in total decreased by $15.5 million during 2013 from $50.2 million at December 31, 2012 to $34.7 million at December 31, 2013.

•	Horizon Bank’s capital ratios continue to be well above the regulatory standards for well-capitalized banks.

Recent Developments

On November 12, 2013, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of SCB Bancorp, Inc., a Michigan corporation (“SCB”). Pursuant to the Merger Agreement, SCB would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Summit Community Bank, an Michigan-chartered commercial bank and wholly owned subsidiary of SCB, would merge with and into a wholly owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The boards of directors of each of Horizon and SCB have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by SCB’s shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger in the beginning of the second quarter of 2014.

In connection with the Merger, each SCB shareholder will receive 0.4904 shares of Horizon common stock (the “Exchange Ratio”) and $5.15 in cash for each share of SCB common stock owned by them. Based on Horizon’s November 12, 2013 closing price of $21.43 per share as reported on the NASDAQ Global Market, the transaction value is estimated at $18.4 million.

Subject to certain terms and conditions, the board of directors of SCB has agreed to recommend the approval and adoption of the Merger Agreement to the SCB shareholders and will solicit proxies voting in favor of the Merger from SCB’s shareholders.

The Merger Agreement also provides for certain termination rights for both Horizon and SCB, and further provides that upon termination of the Merger Agreement under certain circumstances, SCB will be obligated to pay Horizon a termination fee.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2013, Horizon had core deposit intangibles of $3.3 million subject to amortization and $19.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2013 was $25.33 per share compared to a tangible book value of $14.98 per common share. Horizon reported record earnings for the 14th consecutive year in 2013.

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

Analysis of Financial Condition

Horizon’s total assets were $1.8 billion as of December 31, 2013, a decrease of $90.0 million from December 31, 2012.

Investment Securities

Investment securities totaled $518.5 million at December 31, 2013, and consisted of Treasury and federal agency securities of $43.1 million (8.5%); state and municipal securities of $177.9 million (35.0%); federal agency mortgage-backed pools of $170.9 million, federal agency collateralized mortgage obligations of $114.7 million, private labeled mortgage-backed pools of $1.2 million (56.4%); and corporate securities of $733,000 (0.1%). Investment securities increased $35.7 million during 2013 primarily as a result of the decrease in mortgage warehouse balance being redeployed into investment securities.

As indicated above, 56.4% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. Approximately 0.2% of the portfolio or $1.2 million are private label collateralized mortgage obligations, the remainder are issued by agencies of the Federal Government. Horizon had three private label CMO’s at December 31, 2013, with an amortized cost of $1.2 million and carried at a market value of $1.2 million. The gross unrealized gain on these investments at December 31, 2013 was approximately $39,000. The private label securities generally have loan to value ratios of approximately 50% and management feels these securities are not impaired. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2013, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of 2.0 years. Securities that have interest rates above current market rates are purchased at a premium. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2013 any unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

At December 31, 2013, 98.1% and at December 31, 2012, 100% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $165,000, which resulted in a balance of $108,000, net of tax, included in stockholders’ equity at December 31, 2013. This compared to $12.7 million, net of tax, included in stockholders’ equity at December 31, 2012.

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

As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2013 Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Banks totaling $14.2 million and at December 31, 2012, investments totaled $13.3 million.

At December 31, 2013, Horizon did not maintain a trading account.

For more information about securities, see Note 4 (Investment Securities) to the consolidated financial statements.

Loans

Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $1.1 billion at December 31, 2013. The current level of loans is a decrease of 10.2% from the December 31, 2012, level of $1.2 billion. The table below provides comparative detail on the loan categories.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	December 31 2013	December 31 2012	Dollar Change	Percent Change
Commercial
Working capital and equipment	$241,569	$198,805	$42,764	21.5%
Real estate, including agriculture	245,313	247,108	(1,795)	-0.7%
Tax exempt	2,898	4,579	(1,681)	-36.7%
Other	15,409	9,979	5,430	54.4%

Total	505,189	460,471	44,718	9.7%
Real estate
1–4 family	181,393	185,940	(4,547)	-2.4%
Other	4,565	3,774	791	21.0%

Total	185,958	189,714	(3,756)	-2.0%
Consumer
Auto	139,915	142,149	(2,234)	-1.6%
Recreation	4,839	5,163	(324)	-6.3%
Real estate/home improvement	30,729	29,989	740	2.5%
Home equity	96,924	104,974	(8,050)	-7.7%
Unsecured	3,825	4,194	(369)	-8.8%
Other	3,293	2,615	678	25.9%

Total	279,525	289,084	(9,559)	-3.3%
Mortgage warehouse	98,156	251,448	(153,292)	-61.0%

Total loans	1,068,828	1,190,717	(121,889)	-10.2%
Allowance for loan losses	(15,992)	(18,270)	2,278

Loans, net	$1,052,836	$1,172,447	$(119,611)

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

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31 2013	December 31 2012	December 31 2011
Commercial	$490,137	$393,580	$339,072
Real estate	195,520	179,622	170,790
Mortgage warehouse	126,912	193,006	90,316
Consumer	280,093	277,412	262,320

Total average loans	$1,092,662	$1,043,620	$862,498

Commercial Loans

Commercial loans totaled $505.2 million, or 47.3% of total loans as of December 31, 2013, compared to $460.5 million, or 38.7% as of December 31, 2012. The increase during 2013 was primarily related to organic growth net of principal reductions from payments.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Commercial loans consisted of the following types of loans at December 31:

	December 31, 2013			December 31, 2012
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed loans	184	$33,159	6.6%	155	$26,421	5.7%
Municipal government	1	646	0.1%	1	740	0.2%
Lines of credit	551	75,172	14.9%	522	58,409	12.7%
Real estate and equipment term loans	1,278	396,212	78.4%	1,400	374,901	81.4%

Total	2,014	$505,189	100.0%	2,078	$460,471	100.0%

Fixed rate term loans with a book value of $95.3 million and a fair value of $95.3 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2013 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are level 3 inputs under the fair value hierarchy as described above.

At December 31, 2013 the commercial loan portfolio held $44.5 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $41.8 million were at their floor at December 31, 2012.

Residential Real Estate Loans

Residential real estate loans totaled $186.0 million or 17.4% of total loans as of December 31, 2013, compared to $189.7 million or 16.0% of total loans as of December 31, 2012. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The decrease during 2013 was primarily related principal reductions from payments.

In addition to the customary real estate loans described above, the Bank also has outstanding on December 31, 2013, $96.9 million in home equity lines of credit compared to $105.0 million at December 31, 2012. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credits lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the table above and in Note 5 of the consolidated financial statements.

Residential real estate lending is a highly competitive business. As of December 31, 2013, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2013			December 31, 2012
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$87,367	47.0%	4.49%	$93,999	49.5%	4.77%
Biweekly payment	321	0.2%	5.81%	483	0.3%	6.38%
Adjustable rate
Monthly payment	98,270	52.8%	3.91%	95,232	50.2%	4.29%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Sub total	185,958	100.0%	4.19%	189,714	100.0%	4.53%

Loans held for sale	3,281			13,744

Total real estate loans	$189,239			$203,458

The decrease in fixed rate loans during 2013 was primarily due to principal reductions from payments. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2013 and

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

2012, approximately $346.4 million and $386.9 million of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $943.5 million and $772.1 million at December 31, 2013 and 2012.

The Bank began capitalizing mortgage servicing rights during 2000, and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2013, totaled approximately $9.9 million compared to the carrying value of $7.0 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2013	December 31 2012	December 31 2011
Mortgage servicing rights
Balances, January 1	$6,169	$5,049	$4,175
Servicing rights capitalized	2,535	2,439	1,866
Amortization of servicing rights	(1,276)	(1,319)	(992)

Balances, December 31	7,428	6,169	5,049

Impairment allowance
Balances, January 1	(1,024)	(856)	(803)
Additions	(54)	(762)	(792)
Reductions	689	594	739

Balances, December 31	(389)	(1,024)	(856)

Mortgage servicing rights, net	$7,039	$5,145	$4,193

Mortgage Warehouse Loans

Horizon’s mortgage warehousing lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage and the related mortgagee are underwritten by Horizon to the end investor guidelines and assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold and no costs are deferred due to the term between each loan funding and related payoff is typically less than 30 days.

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

At December 31, 2013, the mortgage warehouse loan balance was $98.2 million compared to $251.5 million as of December 31, 2012. The decrease in mortgage warehouse loans reflected a rise in long-term interest rates resulting in lower refinance volume.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Consumer Loans

Consumer loans totaled $279.5 million, or 26.2% of total loans as of December 31, 2013, compared to $289.1 million, or 24.3% as of December 31, 2012. The decrease during 2013 was primarily related to principal reductions from payments.

Allowance and Provision for Loan Losses/Critical Accounting Policy

At December 31, 2013, the allowance for loan losses was $16.0 million, or 1.49% of total loans outstanding, compared to $18.3 million, or 1.52% at December 31, 2012. The decrease in the ratio was primarily due to loans with specific reserves charged off or released due to improved performance during the year ending December 31, 2013. During 2013, the expense for provision for loan losses totaled $1.9 million compared to $3.5 million in 2012.

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis. For the year 2013, the provision of $1.9 million represented a 45.5% decrease from the prior year and was primarily due to continued improvement of nonperforming and substandard loans resulting in the release of specific reserves. As the Company’s non-performing and substandard loans decrease and charge-off experience improves, the assessment for the adequacy of the ALLL reduces the ALLL balance resulting in provision expense less than charge-offs.

Despite the decreased allowance, no assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2013.

Non-performing Loans

Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31 2013	December 31 2012	December 31 2011
Non-performing loans	$18,277	$23,779	$20,143

Non-performing loans total 114.3%, 130.2% and 106.7% of the allowance for loan losses at December 31, 2013, 2012 and 2011, respectively. Non-performing loans at December 31, 2013 totaled $18.3 million, which was 1.70% of total loans. This was a decrease from a balance of $23.8 million or 1.97% of total loans and $20.1 million or 2.02% of total loans on December 31, 2012 and December 31, 2011, respectively.

Excluding Heartland, non-performing loans would have declined to $13.7 million at December 31, 2013 compared to $16.5 million at December 31, 2012. At December 31, 2013, loans acquired in the Heartland acquisition represented $4.5 million of non-performing loans.

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

Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31 2013	December 31 2012	December 31 2011
Other real estate owned	$2,107	$2,565	$2,800

OREO totaled $2.1 million on December 31, 2013, a decrease from $2.6 million on December 31, 2012. On December 31, 2013, OREO was comprised of 12 properties. Of these properties, three totaling $830,000 were commercial real estate and 9 totaling $1.3 million were residential real estate.

No mortgage warehouse loans were non-performing or OREO as of December 31, 2013, 2012 or 2011.

Deferred Tax

Horizon had a net deferred tax asset totaling $5.7 million and $3.1 million as of December 31, 2013 and December 31, 2012, respectively. The following table shows the major components of deferred tax:

	December 31 2013	December 31 2012
Assets
Allowance for loan losses	$5,677	$6,442
Net operating loss	2,977	1,452
Intangible assets	—	2,151
Director and employee benefits	1,828	1,357
Unrealized loss on securities available for sale	931	—
Other	537	581

Total assets	11,950	11,983

Liabilities
Depreciation	(1,424)	(1,418)
Difference in expense recognition	(368)	(519)
State tax	(236)	(374)
Federal Home Loan Bank stock dividends	(295)	(296)
Difference in basis of intangible assets	(2,189)	—
FHLB Penalty	(508)	(748)
Unrealized gain on securities available for sale	—	(4,901)
Other	(1,188)	(580)

Total liabilities	(6,208)	(8,836)

Net deferred tax asset	$5,742	$3,147

Horizon anticipates continued earnings and therefore determined there is no impairment to this asset.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $1.3 billion at December 31, 2013, compared to $1.3 billion at December 31, 2012. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the Year Ending December 31			Average Rate Paid for the Year Ending December 31
	2013	2012	2011	2013	2012	2011
Noninterest-bearing demand deposits	$219,323	$165,340	$119,504
Interest-bearing demand deposits	528,738	489,877	376,383	0.13%	0.14%	0.15%
Savings deposits	134,242	106,898	83,374	0.08%	0.11%	0.16%
Money market	123,226	90,339	83,958	0.21%	0.13%	0.12%
Time deposits	306,590	305,766	343,972	1.50%	1.72%	2.19%

Total deposits	$1,312,119	$1,158,220	$1,007,191

The $153.9 million increase in average deposits during 2013 was the result of an increase in the depositor base due to organic growth as well the Heartland acquisition. The transactional accounts average balances, as the lower cost funding sources, increased $153.1 million and the average balances for higher cost time deposits increased $824,000. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2013:

Due in three months or less	$11,169
Due after three months through six months	16,029
Due after six months through one year	22,585
Due after one year	84,554

Total	$134,337

Interest expense on time certificates of $100,000 or more was approximately $2.4 million, $2.9 million, and $3.6 million for 2013, 2012 and 2011.

Off-Balance Sheet Arrangements

As of December 31, 2013, Horizon did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Contractual Obligations

The following tables summarize Horizon’s contractual obligations and other commitments to make payment as of December 31, 2013:

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Deposits	$280,458	$116,484	$84,955	$54,533	$24,486
Borrowings (1)	256,296	106,490	42,872	46,153	60,781
Subordinated debentures (2)	32,486	—	—	—	32,486

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 12 in Horizon’s Consolidated Financial Statements.
(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009 and Heartland in 2012. See Note 13 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
	Within One Year	Greater Than One Year
Letters of credit	$1,322	$8
Unfunded loan commitments	178,814	340,844

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2013. Stockholders’ equity totaled $164.6 million as of December 31, 2013, compared to $159.0 million as of December 31, 2012. At year-end 2013, the ratio of stockholders’ equity to assets was 9.36%, compared to 8.60% for 2012. Tangible equity to tangible assets was 7.44% at December 31, 2013, compared to 6.72% at December 31, 2012. Book value per common share at December 31, 2013 increased to $17.65, compared to $17.00 at December 31, 2012. Horizon’s capital increased during 2013 as a result earnings, partially offset by a decrease in other comprehensive income and by dividends declared.

In 2008, in connection with the issuance of preferred stock that was subsequently redeemed, Horizon issued a warrant to the Treasury to purchase shares of Horizon’s common stock. The Treasury sold the warrant to a third party, and at December 31, 2013, the warrant covered 479,172 shares with an exercise price of $7.83 per share.

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

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending December 31, 2013, the dividend cost was approximately $62,500, or 2.0% annualized. For the first quarter of 2014, the dividend cost will be approximately $31,250, or 1.0% annualized, for the second quarter of 2014, the dividend cost will be approximately $31,250 or 1.0% annualized and for the third quarter of 2014, the dividend cost will be approximately $31,250 or 1.0% annualized. The Company plans to reserve cash so that it has the ability to redeem this preferred stock if and when the cost of this capital exceeds the cost of other forms of capital.

Horizon declared dividends in the amount of $.42 per share in 2013, $.38 per share in 2012, and $.31 per share in 2011. The dividend payout ratio (dividends as a percent of net income) was 18.56% for 2013, 15.9% for 2012, and 20.1% for 2011. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% (2.26% at December 31, 2013) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% (1.95% at December 31, 2013) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (2.96% at December 31, 2013) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust) to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.16% at December 31, 2013) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.8 million, net of the remaining purchase discount, at December 31, 2013.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland. formed Heartland (IN) Statutory Trust II a wholly owned business trust (Heartland Trust) to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (1.99% at December 31, 2013) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.5 million, net of the remaining purchase discount, at December 31, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Results of Operations

Net Income

Consolidated net income was $19.9 million or $2.17 per diluted share in 2013, $19.5 million or $2.30 per diluted share in 2012, and $12.8 million or $1.51 per diluted share in 2011. Diluted earnings per share were reduced by $0.04 for the twelve months ending December 31, 2013, $0.06 for the twelve months ending December 31, 2012 and $0.17 for the twelve months ending December 31, 2011 resulting from the decrease in preferred stock dividends and the accretion of the discount on the preferred stock.

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

Net interest income during 2013 was $61.4 million, an increase of $3.2 million or 5.5% over the $58.2 million earned in 2012. Yields on the Company’s interest-earning assets decreased by 3 basis points to 4.80% during 2013 from 4.83% in 2012. Interest income increased $2.4 million to $74.9 million for 2013 from $72.5 million in 2012. This increase was due to increased volume in interest earning assets partially offset by the lower yield on interest earning assets. Interest income was also increased due to the recognition of interest income from the Heartland loan discounts of approximately $6.3 million in 2013 compared to $1.5 million in 2012.

Rates paid on interest-bearing liabilities decreased by 9 basis points during the same period due to the lower interest rate environment. Interest expense decreased $819,000 from $14.3 million for 2012 to $13.5 million in 2013. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a larger decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, along with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 7 basis points from 3.89% for 2012 to 3.96% in 2013. The increase in the margin was due to the recognition of approximately $6.3 million of interest income from the Heartland loan discounts in 2013 compared to $1.5 million in 2012. Excluding the interest income recognized from the loan discounts, the margin would have been 3.57% for 2013 compared to 3.79% for 2012. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$8,468	$21	0.25%	$5,609	$13	0.23%	$20,307	$49	0.24%
Interest-earning deposits	7,720	19	0.25%	2,770	6	0.22%	7,262	2	0.03%
Investment securities—taxable	371,594	8,401	2.26%	365,693	8,814	2.41%	332,551	10,150	3.05%
Investment securities—non-taxable (1)	136,584	4,216	4.98%	115,398	3,968	4.65%	111,934	4,073	5.20%
Loans receivable (2)(3)(4)	1,092,662	62,229	5.70%	1,043,620	59,727	5.73%	862,498	50,340	5.84%

Total interest-earning assets (1)	1,617,028	74,886	4.80%	1,533,090	72,528	4.83%	1,334,552	64,614	4.98%
Noninterest-earning assets
Cash and due from banks	24,548			19,365			15,834
Allowance for loan losses	(18,677)			(18,738)			(19,047)
Other assets	134,220			112,739			98,069

	$1,757,119			$1,646,456			$1,429,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,092,796	$5,672	0.52%	$992,880	$6,206	0.63%	$887,687	$8,346	0.94%
Borrowings	234,927	5,821	2.48%	297,597	6,166	2.07%	261,255	6,334	2.42%
Subordinated debentures	32,406	2,010	6.20%	32,408	1,950	6.02%	31,446	1,821	5.79%

Total interest-bearing liabilities	1,360,129	13,503	0.99%	1,322,885	14,322	1.08%	1,180,388	16,501	1.40%
Noninterest-bearing liabilities
Demand deposits	219,323			165,340			119,504
Accrued interest payable and other liabilities	13,534			16,190			10,841
Shareholders’ equity	164,133			142,041			118,675

	$1,757,119			$1,646,456			$1,429,408

Net interest income/spread		$61,383	3.81%		$58,206	3.75%		$48,113	3.58%

Net interest income as a percent of average interest earning assets (1)			3.96%			3.89%			3.74%

(1)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2013.
(2)	Yields are presented on a tax-equivalent basis.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans aggregated $4.6 million, $5.0 million, and $3.5 million in 2013, 2012 and 2011.

	Total Change	2013 - 2012 Change Due To Volume	Change Due To Rate	Total Change	2012 - 2011 Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$8	$7	$1	$(36)	$(34)	$(2)
Interest-earning deposits	13	12	1	4	(2)	6
Investment securities—taxable	(413)	140	(553)	(1,336)	943	(2,279)
Investment securities—non-taxable	248	1,035	(787)	(105)	176	(281)
Loans receivable	2,502	2,798	(296)	9,387	10,391	(1,004)

Total interest income	2,358	3,992	(1,634)	7,914	11,474	(3,560)

Interest Expense
Interest-bearing deposits	(534)	585	(1,119)	(2,140)	902	(3,042)
Borrowings	(345)	(1,430)	1,085	(168)	817	(985)
Subordinated debentures	60	—	60	129	57	72

Total interest expense	(819)	(845)	26	(2,179)	1,776	(3,955)

Net interest income	$3,177	$4,837	$(1,660)	$10,093	$9,698	$395

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Net interest income during 2012 was $58.2 million, an increase of $10.1 million or 21.0% over the $48.1 million earned in 2011. Yields on the Company’s interest-earning assets decreased by 15 basis points to 4.83% during 2012 from 4.98% in 2011. Interest income increased $7.9 million to $72.5 million for 2012 from $64.6 million in 2011. This increase was due to increased volume in interest earning assets partially offset by the lower yield on interest earning assets. Interest income was also increased due to the recognition of interest income from the Heartland loan discounts of approximately $1.5 million in 2012.

Rates paid on interest-bearing liabilities decreased by 32 basis points during the same period due to the lower interest rate environment. Interest expense decreased $2.2 million from $16.5 million for 2011 to $14.3 million in 2012. This decrease was due to the lower rates being paid on the Company’s interest bearing liabilities but offset by the increased volume of interest bearing liabilities. Due to a larger decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, along with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 15 basis points from 3.74% for 2011 to 3.89% in 2012. The increase in the margin in 2012 compared to 2011 was due to the recognition of approximately $1.5 million of interest income from the Heartland loan discounts. Excluding the interest income recognized from the loan discounts, the margin would have been 3.79% for 2012.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of its loan portfolios. During 2013, the provision for loan losses totaled $1.9 million, compared to $3.5 million in the prior year. The lower provision for 2013 compared to the prior year was primarily due to continued improvement of nonperforming and substandard loans resulting in the release of specific reserves. Commercial loan net charge-offs during 2013 were $1.9 million, residential mortgage loan net charge-offs were $941,000, and installment loan net charge-offs were $1.4 million for the year ending December 31, 2013. Loan charge-offs continue to require provisions for loan losses during the year but appeared to be decreasing as the amount of charge-offs decreased during 2013 compared to 2012.

Non-interest Income

The following is a summary of changes in non-interest income:

			2012 to 2013			2011 to 2012
	December 31 2013	December 31 2012	Amount Change	Percent Change	December 31 2011	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$3,989	$3,470	$519	15.0%	$3,164	$306	9.7%
Wire transfer fees	697	892	(195)	-21.9%	619	273	44.1%
Interchange fees	4,056	3,122	934	29.9%	2,594	528	20.4%
Fiduciary activities	4,337	3,997	340	8.5%	3,983	14	0.4%
Gain on sale of securities	374	2	372	NM	1,777	(1,775)	-99.9%
Gain on sale of mortgage loans	8,794	14,123	(5,329)	-37.7%	6,449	7,674	119.0%
Mortgage servicing net of impairment	1,521	234	1,287	550.0%	267	(33)	-12.4%
Increase in cash surrender value of bank owned life insurance	1,035	1,025	10	1.0%	891	134	15.0%
Other income	1,103	466	637	136.7%	102	364	356.9%

Total non-interest income	$25,906	$27,331	$(1,425)	-5.2%	$20,299	$7,032	34.6%

The increase in service charges on deposit accounts and interchange fee income has been the result of growth in transactional deposit accounts and volume during 2013. Fiduciary activities income increased during 2013 as a result of asset and market value increase. Mortgage servicing net of impairment increased by $1.3 million during 2013 compared to 2012 due to an impairment recovery of $635,000 and an increase in servicing income realized. In addition, there was a larger portfolio of mortgage loans serviced during 2013 compared to 2012. These increases were offset by decreases in gain on the sale of securities and wire transfer fees compared to 2012. During 2013, the Company originated approximately $346.4 million of mortgage loans to be sold on the secondary market, compared to $386.9 million in 2012. The decrease in the percentage earned on the sale of mortgage loans, and to a lesser extent, the lower volume, decreased the overall gain on sale of mortgage loans compared to the prior year.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-interest Expense

The following is a summary of changes in non-interest expense:

			2012 to 2013			2011to 2012
	December 31 2013	December 31 2012	Amount Change	Percent Change	December 31 2011	Amount Change	Percent Change
Non-interest expense
Salaries	$21,164	$18,471	$2,693	14.6%	$15,254	$3,217	21.1%
Commission and bonuses	4,290	4,878	(588)	-12.1%	3,277	1,601	48.9%
Employee benefits	5,578	5,034	544	10.8%	4,344	690	15.9%
Net occupancy expenses	4,984	4,529	455	10.0%	4,267	262	6.1%
Data processing	3,045	2,717	328	12.1%	2,006	711	35.4%
Professional fees	1,668	1,990	(322)	-16.2%	1,497	493	32.9%
Outside services and consultants	2,412	2,313	99	4.3%	1,741	572	32.9%
Loan expense	4,668	4,276	392	9.2%	3,586	690	19.2%
FDIC deposit insurance	1,089	1,108	(19)	-1.7%	1,220	(112)	-9.2%
Other losses	807	619	188	30.4%	2,383	(1,764)	-74.0%
Other expense	8,740	8,089	651	8.0%	6,572	1,517	23.1%

Total non-interest expense	$58,445	$54,024	$4,421	8.2%	$46,147	$7,877	17.1%

Salaries and employee benefits increased during 2013 compared to 2012. These increases were primarily the result of changes to annual merit pay and increased employee benefits costs due to health insurance expense and ESOP contributions. In addition, compensation expense and net occupancy expense was higher due to Horizon’s expansion efforts and investment in growth markets. Data processing, outside services and consultants and other expenses increased during 2013 from the cost of continued growth and expansion. Loan expense increased in 2013 compared to 2012 due to collection costs and indirect loan dealer fees. Other losses increased in 2013 due a contingent liability related to one specific commercial loan. Professional fees decreased in 2013 as 2012 included professional costs related to the Heartland transaction.

Income Taxes

Income tax expense for 2013 was $7.0 million, compared to $8.4 million of tax expense during 2012. The effective tax rate for 2013 was 26.2% compared to 30.2% in 2012 and 24.6% in 2011. The decrease in the effective tax rate in 2013 was primarily due to tax planning strategies implemented including a captive real estate investment trust subsidiary (“REIT”) and a captive insurance subsidiary reducing both the federal and state tax liabilities.

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). At December 31, 2013, Horizon had available approximately $311.8 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:

•	Horizon had outstanding borrowings of over $75.0 million with the FHLB and total borrowing capacity with the FHLB of $219.5 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or FHLB could change collateral requirements, which could lower the Company’s borrowing availability.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon had a total of $125.0 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.

•	Horizon had a total of $89.6 million of available collateral at the Federal Reserve Bank secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

•	A downgrade in Horizon’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

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

During 2013, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $111.4 million and decrease in loans of $112.1 million. Cash flows were used to purchase investments totaling $168.9 million and decrease borrowings by $89.3 million. The net cash and cash equivalent position increased by $986,000 during 2013.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2013. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

(dollars in thousands)	Total	Within one year	After one but within three years	After three but within five years	After five years
Remaining contractual maturities of time deposits	$280,458	$116,484	$84,955	$54,533	$24,486
Borrowings	256,296	106,490	42,872	46,153	60,781
Subordinated debentures	32,486	—	—	—	32,486
Loan Commitments	519,658	519,658	—	—	—
Preferred stock	12,500	—	12,500	—	—
Letters of credit	1,330	1,330	—	—	—

Total	$1,102,728	$743,962	$140,327	$100,686	$117,753

Interest Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on one model that assumes a lag in repricing, at December 31, 2013, the amount of assets that reprice within one year was 257% of liabilities that reprice within one year. At December 31, 2012, this same model, reported that the amount of assets that reprice within one year was approximately 246% of the amount of liabilities that reprice within the same time period. The year 2013 was a stable rate environment and the yields on assets continued to reprice at lower rates due to current asset pricing and a more competitive environment. The impact of lower yields offset partially by slightly lower funding costs negatively impacted the net interest margin during 2013.

	Rate Sensitivity
		> 3 Months		Greater
	3 Months	& < 6	> 6 Months	Than 1
	or Less	Months	& < 1 Year	Year	Total
Loans	$458,154	$79,186	$117,205	$417,564	$1,072,109
Federal Funds Sold	2,505	—	—	—	2,505
Interest-Bearing balances with Banks	3,847	—	—	—	3,847
Investment securities with FRB and FHLB stock	37,047	32,285	45,726	417,627	532,685
Other assets	—	—	—	147,130	147,130

Total Assets	$501,553	$111,471	$162,931	$982,321	$1,758,276

Noninterest-bearing deposits	$5,269	$5,269	$10,538	$210,020	$231,096
Interest-bearing deposits	58,705	56,161	85,774	859,784	1,060,424
Borrowed Funds	54,648	1,896	24,176	208,062	288,782
Other Liabilities	—	—	—	13,354	13,354
Stockholders’ equity	—	—	—	164,620	164,620

Total liabilities and stockholder’s equity	$118,622	$63,326	$120,488	$1,455,840	$1,758,276

GAP	$382,931	$48,145	$42,443	$(473,519)
Cumulative GAP	$382,931	$431,076	$473,519

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

The table, which follows, provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2013. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Quantitative Disclosure of Market Risk

	2014	2015	2016	2017	2018	2019 & Beyond	Total	Fair Value December 31 2013
Rate-sensitive assets
Fixed interest rate loans	$255,890	$118,955	$76,145	$46,913	$22,995	$49,857	$570,755	$523,149
Average interest rate	4.98%	4.99%	4.91%	4.85%	4.94%	4.92%	4.96%
Variable interest rate loans	395,178	29,035	24,141	16,062	20,820	16,118	501,354	567,406
Average interest rate	4.18%	4.33%	4.15%	4.39%	4.24%	3.32%	4.17%

Total loans	651,068	147,990	100,286	62,975	43,815	65,975	1,072,109	1,090,555
Average interest rate	4.50%	4.86%	4.73%	4.73%	4.61%	4.53%	4.59%
Securities, including FRB and FHLB stock	115,058	81,884	96,586	45,607	36,027	157,523	532,685	532,686
Average interest rate	2.67%	2.90%	2.79%	2.89%	3.41%	3.68%	3.09%
Other interest-bearing assets	6,352	—	—	—	—	—	6,352	6,352
Average interest rate	0.30%	0.00%	0.00%	0.00%	0.00%	0.00%	0.30%

Total earnings assets	$772,478	$229,874	$196,872	$108,582	$79,842	$223,498	$1,611,146	$1,629,593

Average interest rate	4.19%	4.16%	3.78%	3.96%	4.16%	3.93%	4.08%
Rate-sensitive liabilities
Noninterest-bearing deposits	$21,076	$19,154	$17,407	$15,820	$14,377	$143,263	$231,096	$231,096
NOW accounts	48,880	44,227	40,016	36,207	32,760	311,356	513,446	467,224
Average interest rate	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%	0.13%
Savings and money market accounts	35,275	25,769	24,287	20,860	17,976	142,352	266,520	252,181
Average interest rate	0.16%	0.15%	0.15%	0.15%	0.14%	0.10%	0.13%
Certificates of deposit	116,484	47,685	37,301	30,006	24,495	24,487	280,458	283,575
Average interest rate	0.83%	1.43%	2.49%	2.77%	2.04%	1.86%	1.54%

Total deposits	221,715	136,835	119,012	102,892	89,607	621,459	1,291,520	1,234,077
Average interest rate	0.50%	0.57%	0.86%	0.88%	0.63%	0.16%	0.42%
Fixed interest rate borrowings	72,152	21,027	22,683	44,825	130	50,231	211,050	211,846
Average interest rate	1.20%	2.63%	3.60%	4.16%	4.68%	3.30%	2.73%
Variable interest rate borrowings	77,732	—	—	—	—	—	77,732	77,775
Average interest rate	2.44%	0.00%	0.00%	0.00%	0.00%	0.00%	2.44%

Total funds	$371,599	$157,863	$141,695	$147,717	$89,738	$671,690	$1,580,302	$1,523,698

Average interest rate	1.04%	0.84%	1.29%	1.88%	0.64%	0.40%	0.83%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in management’s discussion and analysis of financial condition and results of operation included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Financial Statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	December 31 2013	December 31 2012
Assets
Cash and due from banks	$31,721	$30,735
Investment securities, available for sale	508,591	482,801
Investment securities, held to maturity (fair value of $9,910 and $0)	9,910	—
Loans held for sale	3,281	13,744
Loans, net of allowance for loan losses of $15,992 and $18,270	1,052,836	1,172,447
Premises and equipment	46,194	42,184
Federal Reserve and Federal Home Loan Bank stock	14,184	13,333
Goodwill	19,748	19,748
Other intangible assets	3,288	4,048
Interest receivable	7,501	7,716
Cash value life insurance	36,190	35,192
Other assets	24,832	26,279

Total assets	$1,758,276	$1,848,227

Liabilities
Deposits
Non-interest bearing	$231,096	$209,200
Interest bearing	1,060,424	1,084,953

Total deposits	1,291,520	1,294,153
Borrowings	256,296	345,764
Subordinated debentures	32,486	32,331
Interest payable	506	560
Other liabilities	12,948	16,451

Total liabilities	1,593,756	1,689,259

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 8,706,971 and 8,693,471 shares Outstanding, 8,630,966 and 8,617,466 shares	—	—
Additional paid-in capital	32,496	31,965
Retained earnings	121,253	105,402
Accumulated other comprehensive income (loss)	(1,729)	9,101

Total stockholders’ equity	164,520	158,968

Total liabilities and stockholders’ equity	$1,758,276	$1,848,227

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2013	2012	2011
Interest Income
Loans receivable	$62,229	$59,727	$50,340
Investment securities
Taxable	8,441	8,833	10,201
Tax exempt	4,216	3,968	4,073

Total interest income	74,886	72,528	64,614

Interest Expense
Deposits	5,672	6,206	8,346
Borrowed funds	5,821	6,166	6,334
Subordinated debentures	2,010	1,950	1,821

Total interest expense	13,503	14,322	16,501

Net Interest Income	61,383	58,206	48,113
Provision for loan losses	1,920	3,524	5,282

Net Interest Income after Provision for Loan Losses	59,463	54,682	42,831

Non-interest Income
Service charges on deposit accounts	3,989	3,470	3,164
Wire transfer fees	697	892	619
Interchange fees	4,056	3,122	2,594
Fiduciary activities	4,337	3,997	3,983
Gain on sale of investment securities (includes $374, $2 and $1,777 for the years ended 2013, 2012 and 2011 related to accumulated other comprehensive earnings reclassifications)	374	2	1,777
Gain on sale of mortgage loans	8,794	14,123	6,449
Mortgage servicing income net of impairment	1,521	234	267
Increase in cash value of bank owned life insurance	1,035	1,025	891
Other income	1,103	466	102

Total non-interest income	25,906	27,331	20,299

Non-interest Expense
Salaries and employee benefits	31,032	28,383	22,875
Net occupancy expenses	4,984	4,529	4,267
Data processing	3,045	2,717	2,006
Professional fees	1,668	1,990	1,497
Outside services and consultants	2,412	2,313	1,741
Loan expense	4,668	4,276	3,586
FDIC insurance expense	1,089	1,108	1,220
Other losses	807	619	2,383
Other expense	8,740	8,089	6,572

Total non-interest expense	58,445	54,024	46,147

Income Before Income Tax	26,924	27,989	16,983
Income tax expense (includes $131, $0 and $622 for the years ended 2013, 2012 and 2011 related to income tax expense from reclassification items)	7,048	8,446	4,186

Net Income	19,876	19,543	12,797
Preferred stock dividend and discount accretion	(370)	(481)	(1,325)

Net Income Available to Common Shareholders	$19,506	$19,062	$11,472

Basic Earnings Per Share	$2.26	$2.39	$1.55
Diluted Earnings Per Share	2.17	2.30	1.51

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31
	2013	2012	2011
Net Income	$19,876	$19,543	$12,797

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	2,668	(579)	(3,539)
Income tax effect	(934)	203	1,239

Changes from derivative instruments	1,734	(376)	(2,300)

Change in securities available-for-sale:
Unrealized appreciation (depreciation) for the period	(18,956)	2,517	13,766
Reclassification adjustment for securities gains realized in income	(374)	(2)	(1,777)
Income tax effect	6,766	(880)	(4,195)

Unrealized gains (losses) on available-for-sale securities	(12,564)	1,635	7,794

Other Comprehensive Income (Loss), Net of Tax	(10,830)	1,259	5,494

Comprehensive Income	$9,046	$20,802	$18,291

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2011	$18,217	$11,478	$80,240	$2,348	$112,283
Net income			12,797		12,797
Other comprehensive income, net of tax				5,494	5,494
Redemption of preferred stock	(18,750)				(18,750)
Issuance of preferred stock	12,500				12,500
Amortization of unearned compensation		100			100
Issuance of restricted shares		60			60
Exercise of stock options		63			63
Stock option expense		35			35
Cash dividends on preferred stock (5.00%)			(792)		(792)
Cash dividends on common stock ($ .31 per share)			(2,325)		(2,325)
Accretion of discount on preferred stock	533		(533)		—

Balances, December 31, 2011	$12,500	$11,736	$89,387	$7,842	$121,465
Net income			19,543		19,543
Other comprehensive income, net of tax				1,259	1,259
Amortization of unearned compensation		187			187
Issuance of restricted shares		115			115
Exercise of stock options		226			226
Stock option expense		33			33
Stock issued from acquisition		19,668			19,668
Cash dividends on preferred stock (3.85%)			(481)		(481)
Cash dividends on common stock ($ .38 per share)			(3,047)		(3,047)

Balances, December 31, 2012	$12,500	$31,965	$105,402	$9,101	$158,968
Net income			19,876		19,876
Other comprehensive loss, net of tax				(10,830)	(10,830)
Amortization of unearned compensation		288			288
Exercise of stock options		195			195
Stock option expense		48			48
Cash dividends on preferred stock (2.96%)			(370)		(370)
Cash dividends on common stock ($ .42 per share)			(3,655)		(3,655)

Balances, December 31, 2013	$12,500	$32,496	$121,253	$(1,729)	$164,520

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Twelve Months Ended December 31
	2013	2012	2011
Operating Activities
Net income	$19,876	$19,543	$12,797
Items not requiring (providing) cash
Provision for loan losses	1,920	3,524	5,282
Depreciation and amortization	3,356	2,875	2,520
Share based compensation	48	33	35
Issuance of restricted stock	—	115	60
Mortgage servicing rights impairment (recovery)	(635)	168	53
Premium amortization on securities available for sale, net	2,861	3,344	2,311
Gain on sale of investment securities	(374)	(2)	(1,777)
Gain on sale of mortgage loans	(8,794)	(14,123)	(6,449)
Proceeds from sales of loans	365,654	401,068	282,306
Loans originated for sale	(346,397)	(386,945)	(275,857)
Change in cash value of life insurance	(998)	(990)	5
(Gain) loss on sale of other real estate owned	(116)	129	206
Net change in
Interest receivable	215	(225)	(152)
Interest payable	(54)	(126)	(185)
Other assets	9,905	1,030	286
Other liabilities	498	(3,072)	971

Net cash provided by operating activities	46,965	26,346	22,412

Investing Activities
Purchases of securities available for sale	(168,886)	(113,945)	(193,494)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	121,309	125,071	155,343
Purchase of securities held to maturity	(12,050)	—	(9,437)
Proceeds from maturities of securities held to maturity	2,110	7,100	12,837
Purchase of Federal Reserve Bank stock	(851)	—	1,274
Net change in loans	112,140	(102,580)	(105,678)
Proceeds on the sale of OREO and repossessed assets	2,343	4,672	2,424
Purchases of premises and equipment	(6,318)	(6,984)	(2,442)
Purchases of bank owned life insurance	—	—	(3,000)
Acquisition of Heartland	—	26,283	—

Net cash provided by (used in) by investing activities	49,797	(60,383)	(142,173)

Financing Activities
Net change in
Deposits	(2,633)	73,042	24,367
Borrowings	(89,313)	(25,415)	109,462
Redemption of preferred stock	—	—	(18,750)
Issuance of preferred stock	—	—	12,500
Proceeds from issuance of stock	195	226	63
Dividends paid on common shares	(3,655)	(3,047)	(2,325)
Dividends paid on preferred shares	(370)	(481)	(792)

Net cash provided by (used in) financing activities	(95,776)	44,325	124,525

Net Change in Cash and Cash Equivalents	986	10,288	4,764
Cash and Cash Equivalents, Beginning of Period	30,735	20,447	15,683

Cash and Cash Equivalents, End of Period	$31,721	$30,735	$20,447

Additional Cash Flows Information
Interest paid	$13,556	$14,358	$16,686
Income taxes paid	3,100	8,125	2,700
Transfer of loans to other real estate owned	3,284	5,899	4,787

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp (Horizon) and its wholly owned subsidiaries, Horizon Bank, N.A. (Bank) and Horizon Risk Management, Inc. together referred to as (“Horizon”) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of the Holding Company.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank has three active wholly owned subsidiaries, Horizon Investments, Inc. (Investment Company), Horizon Properties, Inc. (Horizon Properties) and Horizon Grantor Trust. Investment Company manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Bank maintains 29 full service facilities. The Bank also wholly owns Horizon Insurance Services, Inc. (Insurance Agency) which is inactive, but previously offered a full line of personal and corporate insurance products. The net income generated from the insurance operations was not significant to the overall operations of Horizon and the majority of the Insurance Agency assets were sold during 2005. Horizon conducts no business except that incident to its ownership of the subsidiaries.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of other real estate owned, goodwill and intangible assets, mortgage servicing rights, other-than-temporary impairments and fair values of financial instruments.

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

Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Northwest and Central Indiana and Southwest Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 47% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 17% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 26% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 9% of the loan portfolio and are secured by residential real estate.

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

Intangible Assets — Goodwill is tested annually for impairment. At December 31, 2013, Horizon had core deposit intangibles of $3.3 million subject to amortization and $19.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $19.7 million at December 31, 2013 and $19.7 million at December 31, 2012. A large majority of the goodwill relates to the acquisition of Heartland.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Income Taxes —The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

	December 31 2013	December 31 2012	December 31 2011
Basic earnings per share
Net income	$19,876	$19,543	$12,797
Less: Preferred stock dividends and accretion of discount	370	481	1,325

Net income available to common shareholders	$19,506	$19,062	$11,472
Weighted average common shares outstanding(1)(2)	8,619,330	7,974,241	7,407,258
Basic earnings per share	$2.26	$2.39	$1.55

Diluted earnings per share
Net income available to common shareholders	$19,506	$19,062	$11,472
Weighted average common shares outstanding(1)(2)	8,619,330	7,974,241	7,407,258
Effect of dilutive securities:
Warrants	303,970	245,514	161,922
Restricted stock	40,160	23,181	4,361
Stock options	37,503	28,241	14,853

Weighted average shares outstanding	9,000,963	8,271,177	7,588,394
Diluted earnings per share	$2.17	$2.30	$1.51

(1)	Adjusted for 3:2 stock split on November 9, 2012
(2)	Includes average shares issued for the Heartland acquisition for the years ending December 31, 2013 and December 31, 2012

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

At December 31, 2013, 2012 and 2011 there were zero shares, 8,438 shares, and 47,117 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

Dividend Restrictions — Regulations of the Comptroller of the Currency limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the Comptroller of the Currency. At December 31, 2013, $22.2 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

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

Share-Based Compensation — At December 31, 2013, Horizon has stock option plans, which are described more fully in Note 20. All share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $48,000, $33,000, and $35,000 for 2013, 2012 and 2011, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12-month period ended December 31, 2013, 2012 and 2011.

Reclassifications — Certain reclassifications have been made to the 2012 consolidated financial statements to be comparable to 2013. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 as of July 17, 2012.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31. The amounts of loans at December 31, are as follows:

	2013	2012
Commercial	$37,048	$63,952
Real estate	11,761	18,662
Consumer	11,485	16,289

Outstanding balance	$60,294	$98,903

Carrying amount, net of allowance of $ 389 and $ 0	$59,905	$98,903

Accretable yield, or income expected to be collected, is as follows:

	2013	2012
Balance at January 1	$6,111	$—
Additions	—	7,494
Accretion	(1,267)	(807)
Reclassification from nonaccreatable difference	—	—
Disposals	(1,659)	(576)

Balance at December 31	$3,185	$6,111

During the year ended December 31, 2013 and 2012, the Company increased the allowance for loan losses by a charge to the income statement by $2.6 million and $0, respectively. No allowances for loan losses were reversed in 2013 and 2012.

Note 3 – Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.

At December 31, 2013, the Company’s cash accounts exceeded federally insured limits by approximately $7.0 million.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 4 – Securities

The fair value of securities is as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$43,808	$133	$(807)	$43,134
State and municipal	176,670	4,405	(3,177)	177,898
Federal agency collateralized mortgage obligations	116,047	1,242	(2,583)	114,706
Federal agency mortgage-backed pools	170,006	3,172	(2,284)	170,894
Private labeled mortgage-backed pools	1,188	38	—	1,226
Corporate notes	708	25	—	733

Total available for sale investment securities	$508,427	$9,015	$(8,851)	$508,591

Held to maturity, State and Municipal	$9,910	$—	$—	$9,910

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$51,458	$351	$(30)	$51,779
State and municipal	162,147	10,842	(84)	172,905
Federal agency collateralized mortgage obligations	95,337	1,533	(39)	96,831
Federal agency mortgage-backed pools	152,372	6,847	(15)	159,204
Private labeled mortgage-backed pools	1,960	71	—	2,031
Corporate notes	32	19	—	51

Total available for sale investment securities	$463,306	$19,663	$(168)	$482,801

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2013, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in United States Department of the Treasury (“U.S. Treasury”) and federal agencies, securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2013.

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$3,643	$3,663	$4,358	$4,368
One to five years	49,198	49,627	49,415	50,673
Five to ten years	106,225	107,424	98,551	104,258
After ten years	62,120	61,051	61,313	65,436

	221,186	221,765	213,637	224,735
Federal agency collateralized mortgage obligations	116,047	114,706	95,337	96,831
Federal agency mortgage-backed pools	170,006	170,894	152,372	159,204
Private labeled mortgage-backed pools	1,188	1,226	1,960	2,031

Total available for sale investment securities	$508,427	$508,591	$463,306	$482,801

Held to maturity
Within one year	$9,910	$9,910	$—	$—
One to five years	—	—	—	—

Total held to maturity investment securities	$9,910	$9,910	$—	$—

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$32,099	$(807)	$—	$—	$32,099	$(807)
State and municipal	57,078	(2,993)	3,206	(184)	60,284	(3,177)
Federal agency collateralized mortgage obligations	64,445	(2,121)	8,601	(462)	73,046	(2,583)
Federal agency mortgage-backed pools	87,919	(2,284)	—	—	87,919	(2,284)

Total temporarily impaired securities	$241,541	$(8,205)	$11,807	$(646)	$253,348	$(8,851)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$13,064	$(30)	$—	$—	$13,064	$(30)
State and municipal	11,928	(84)	—	—	11,928	(84)
Federal agency collateralized mortgage obligations	12,719	(39)	—	—	12,719	(39)
Federal agency mortgage-backed pools	4,126	(15)	—	—	4,126	(15)

Total temporarily impaired securities	$41,837	$(168)	$—	$—	$41,837	$(168)

U.S. Treasury, federal agencies and state and municipal

The unrealized losses on the Company’s investments in U.S. Treasury, federal agency and state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Federal agency mortgage-backed pools collateralized mortgage obligations

The unrealized losses on the Company’s investment in collateralized mortgage obligations securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Years ended December 31
	2013	2012	2011
Sales of securities available for sale
Proceeds	$23,853	$14,989	$77,379
Gross gains	382	2	1,777
Gross losses	(8)	—	—

The tax effect of the proceeds from the sale of securities available for sale was $131, $1 and $622 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2013, the Company had pledged $168.7 million of fair value or $167.3 million of amortized cost, in securities as collateral for $140.2 million in repurchase agreements, $92.7 million of fair value or $90.2 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with no current outstanding borrowings and $12.8 million of fair value or $12.4 million of amortized cost, in securities as collateral for $2.8 million in settlements on the fair value of swap agreements.

Note 5 – Loans

	December 31	December 31
	2013	2012
Commercial
Working capital and equipment	$241,569	$198,805
Real estate, including agriculture	245,313	247,108
Tax exempt	2,898	4,579
Other	15,409	9,979

Total	505,189	460,471
Real estate
1–4 family	181,393	185,940
Other	4,565	3,774

Total	185,958	189,714
Consumer
Auto	139,915	142,149
Recreation	4,839	5,163
Real estate/home improvement	30,729	29,989
Home equity	96,924	104,974
Unsecured	3,825	4,194
Other	3,293	2,615

Total	279,525	289,084
Mortgage warehouse	98,156	251,448

Total loans	1,068,828	1,190,717
Allowance for loan losses	(15,992)	(18,270)

Loans, net	$1,052,836	$1,172,447

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

Mortgage Warehousing

Horizon’s mortgage warehouse lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with a pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage and the related mortgagee are underwritten by Horizon to the end investor guidelines and is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement. Due to the repurchase feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with a pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company, the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold, and no costs are deferred due to the term between each loan funding and related payoff, which is typically less than 30 days.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the recorded investment of individual loan categories.

December 31, 2013	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$156,262	$257	$207	$156,726
Non owner occupied real estate	224,713	105	299	225,117
Residential spec homes	400	—	—	400
Development & spec land loans	21,289	62	42	21,393
Commercial and industrial	101,920	737	57	102,714

Total commercial	504,584	1,161	605	506,350
Residential mortgage	176,068	578	382	177,028
Residential construction	9,508	14	—	9,522
Mortgage warehouse	98,156	480	—	98,636

Total real estate	283,732	1,072	382	285,186
Direct installment	29,983	104	(281)	29,806
Direct installment purchased	294	—	—	294
Indirect installment	131,384	320	—	131,704
Home equity	117,958	529	187	118,674

Total consumer	279,619	953	(94)	280,478

Total loans	1,067,935	3,186	893	1,072,014
Allowance for loan losses	(15,992)	—	—	(15,992)

Net loans	$1,051,943	$3,186	$893	$1,056,022

December 31, 2012	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$162,694	$503	$485	$163,682
Non owner occupied real estate	201,763	467	276	202,506
Residential spec homes	1,056	8	—	1,064
Development & spec land loans	6,963	11	—	6,974
Commercial and industrial	87,082	380	152	87,614

Total commercial	459,558	1,369	913	461,840
Residential mortgage	181,450	565	583	182,598
Residential construction	7,681	13	—	7,694
Mortgage warehouse	251,448	480	—	251,928

Total real estate	440,579	1,058	583	442,220
Direct installment	27,831	115	(204)	27,742
Direct installment purchased	429	—	—	429
Indirect installment	133,481	370	—	133,851
Home equity	126,588	605	959	128,152

Total consumer	288,329	1,090	755	290,174

Total loans	1,188,466	3,517	2,251	1,194,234
Allowance for loan losses	(18,270)	—	—	(18,270)

Net loans	$1,170,196	$3,517	$2,251	$1,175,964

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 6 – Allowance for Loan Losses

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

	December 31	December 31	December 31
	2013	2012	2011
Balance at beginning of the period	$18,270	$18,882	$19,064
Loans charged-off:
Commercial
Owner occupied real estate	138	418	190
Non owner occupied real estate	937	1,196	401
Residential development	—	—	—
Development & Spec Land Loans	182	—	—
Commercial and industrial	1,275	774	376

Total commercial	2,532	2,388	967
Real estate
Residential mortgage	1,055	597	956
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	1,055	597	956
Consumer
Direct Installment	333	327	661
Direct Installment Purchased	—	—	—
Indirect Installment	1,178	1,294	1,676
Home Equity	1,152	1,337	2,420

Total consumer	2,663	2,958	4,757

Total loans charged-off	6,250	5,943	6,680
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	65	547	26
Non owner occupied real estate	71	98	113
Residential development	—	—	—
Development & Spec Land Loans	—	—	—
Commercial and industrial	532	137	24

Total commercial	668	782	163
Real estate
Residential mortgage	114	77	10
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	114	77	10
Consumer
Direct Installment	488	84	96
Direct Installment Purchased	—	—	—
Indirect Installment	658	737	803
Home Equity	124	127	144

Total consumer	1,270	948	1,043

Total loan recoveries	2,052	1,807	1,216

Net loans charged-off	4,198	4,136	5,464

Provision charged to operating expense
Commercial	756	1,360	1,267
Real estate	1,132	1,262	1,299
Consumer	32	902	2,716

Total provision charged to operating expense	1,920	3,524	5,282

Balance at the end of the period	$15,992	$18,270	$18,882

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

December 31, 2013	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,312	$—	$—	$—	$1,312
Collectively evaluated for impairment	4,963	3,462	1,638	4,228	14,291
Loans acquired with deteriorated credit quality	389	—	—	—	389

Total ending allowance balance	$6,664	$3,462	$1,638	$4,228	$15,992

Loans:
Individually evaluated for impairment	$7,448	$—	$—	$—	$7,448
Collectively evaluated for impairment	489,547	186,526	98,636	279,448	1,054,157
Loans acquired with deteriorated credit quality	9,355	24	—	1,030	10,409

Total ending loans balance	$506,350	$186,550	$98,636	$280,478	$1,072,014

December 31, 2012	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,945	$—	$—	$—	$1,945
Collectively evaluated for impairment	5,826	3,204	1,705	5,590	16,325
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$7,771	$3,204	$1,705	$5,590	$18,270

Loans:
Individually evaluated for impairment	$10,597	$—	$—	$—	$10,597
Collectively evaluated for impairment	435,544	190,224	251,928	288,398	1,166,094
Loans acquired with deteriorated credit quality	15,699	68	—	1,776	17,543

Total ending loans balance	$461,840	$190,292	$251,928	$290,174	$1,194,234

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 7 – Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$293	$—	$222	$778	$1,293
Non owner occupied real estate	2,289	45	1,117	518	3,969
Residential development	—	—	—	—	—
Development & Spec Land Loans	182	—	—	—	182
Commercial and industrial	1,250	—	777	—	2,027

Total commercial	4,014	45	2,116	1,296	7,471
Real estate
Residential mortgage	2,459	2	719	2,686	5,866
Residential construction	—	—	280	—	280
Mortgage warehouse	—	—	—	—	—

Total real estate	2,459	2	999	2,686	6,146
Consumer
Direct Installment	202	—	—	—	202
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	531	2	—	—	533
Home Equity	2,542	—	311	1,072	3,925

Total Consumer	3,275	2	311	1,072	4,660

Total	$9,748	$49	$3,426	$5,054	$18,277

December 31, 2012	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,800	$—	$1,272	$819	$4,891
Non owner occupied real estate	1,705	—	1,605	446	3,756
Residential development	—	—	—	—	—
Development & Spec Land Loans	705	—	—	—	705
Commercial and industrial	544	—	797	—	1,341

Total commercial	5,754	—	3,674	1,265	10,693
Real estate
Residential mortgage	4,565	2	2,536	1,761	8,864
Residential construction	—	—	291	—	291
Mortgage warehouse	—	—	—	—	—

Total real estate	4,565	2	2,827	1,761	9,155
Consumer
Direct Installment	138	26	—	—	164
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	866	26	—	—	892
Home Equity	2,051	—	148	676	2,875

Total Consumer	3,055	52	148	676	3,931

Total	$13,374	$54	$6,649	$3,702	$23,779

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Included in the $9.7 million of non-accrual loans and the $3.4 million of non-performing TDR’s at December 31, 2013 were $3.5 million and $1.2 million, respectively, of loans acquired which there were accreatable yields recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2013, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2013, the Company had $8.5 million in TDRs and $5.1 million were performing according to the restructured terms and two TDR’s with total balances of $850,000 were returned to accrual status during 2013. There was $1.1 million of specific reserves allocated to TDRs at December 31, 2013 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Loans transferred and classified as troubled debt restructuring during the years ended December 31, 2013 and 2012, segregated by class, are shown in the table below.

	December 31, 2013		December 31, 2012
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	3	$223	4	$2,091
Non owner occupied real estate	3	942	4	2,051
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	6	1,165	8	4,142
Real estate
Residential mortgage	9	1,252	5	1,231
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	9	1,252	5	1,231
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	7	915	—	—

Total Consumer	7	915	—	—

Total	22	$3,332	13	$5,373

Troubled debt restructured loans which had payment defaults during the years ended December 31, 2013 and 2012, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual.

	December 31, 2013		December 31, 2012
	Number	Unpaid	Number	Unpaid
	of	Principal	of	Principal
	Defaults	Balance	Defaults	Balance
Commercial
Owner occupied real estate	3	$223	3	$1,272
Non owner occupied real estate	2	424	3	1,605
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	—	—

Total commercial	5	647	6	2,877
Real estate
Residential mortgage	3	355	4	1,168
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	3	355	4	1,168
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	3	178	—	—

Total Consumer	3	178	—	—

Total	11	$1,180	10	$4,045

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Twelve Months Ending
December 31, 2013				Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,293	$1,296	$—	$1,845	$68
Non owner occupied real estate	3,521	3,525	—	2,963	172
Residential development	—	—	—	—	—
Development & Spec Land Loans	23	23	—	25	—
Commercial and industrial	390	405	—	712	—

Total commercial	5,227	5,249	—	5,545	240
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	403	403	202	485	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	159	159	48	166	—
Commercial and industrial	1,637	1,637	1,062	1,140	31

Total commercial	2,199	2,199	1,312	1,791	31

Total	$7,426	$7,448	$1,312	$7,336	$271

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Twelve Months Ending
December 31, 2012				Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,890	$4,901	$—	$2,422	$80
Non owner occupied real estate	1,961	1,963	—	1,544	20
Residential development	—	—	—	—	—
Development & Spec Land Loans	133	133	—	61	—
Commercial and industrial	449	466	—	297	—

Total commercial	7,433	7,463	—	4,324	100
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	1,795	1,795	1,080	481	95
Residential development	—	—	—	—	—
Development & Spec Land Loans	572	572	600	526	6
Commercial and industrial	797	797	265	806	—

Total commercial	3,164	3,164	1,945	1,813	101

Total	$10,597	$10,627	$1,945	$6,137	$201

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

				Twelve Months Ending
December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$192	$192	$—	$110	$2
Non owner occupied real estate	954	956	—	639	43
Residential development	—	—	—	—	—
Development & Spec Land Loans	90	90	—	157	—
Commercial and industrial	396	396	—	355	6

Total commercial	1,632	1,634	—	1,261	51
With an allowance recorded
Commercial
Owner occupied real estate	2,323	2,323	770	1,911	25
Non owner occupied real estate	3,168	3,168	1,080	830	83
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	835	835	286	839	22

Total commercial	6,326	6,326	2,136	3,580	130

Total	$7,958	$7,960	$2,136	$4,841	$181

The following table presents the payment status by class of loans:

December 31, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$341	$—	$—	$341	$155,921	$156,262
Non owner occupied real estate	424	—	45	469	224,244	224,713
Residential development	—	—	—	—	400	400
Development & Spec Land Loans	—	—	—	—	21,289	21,289
Commercial and industrial	—	—	—	—	101,920	101,920

Total commercial	765	—	45	810	503,774	504,584
Real estate
Residential mortgage	445	87	2	534	175,534	176,068
Residential construction	—	—	—	—	9,508	9,508
Mortgage warehouse	—	—	—	—	98,156	98,156

Total real estate	445	87	2	534	283,198	283,732
Consumer
Direct Installment	120	24	—	144	29,839	29,983
Direct Installment Purchased	—	—	—	—	294	294
Indirect Installment	1,011	175	2	1,188	130,196	131,384
Home Equity	767	58	—	825	117,133	117,958

Total consumer	1,898	257	2	2,157	277,462	279,619

Total	$3,108	$344	$49	$3,501	$1,064,434	$1,067,935

Percentage of total loans	0.29%	0.03%	0.00%	0.33%	99.67%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

December 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$2,207	$19	$—	$2,226	$160,468	$162,694
Non owner occupied real estate	669	147	—	816	200,947	201,763
Residential development	—	—	—	—	1,056	1,056
Development & Spec Land Loans	—	—	—	—	6,963	6,963
Commercial and industrial	538	16	—	554	86,528	87,082

Total commercial	3,414	182	—	3,596	455,962	459,558
Real estate
Residential mortgage	167	—	2	169	181,281	181,450
Residential construction	—	—	—	—	7,681	7,681
Mortgage warehouse	—	—	—	—	251,448	251,448

Total real estate	167	—	2	169	440,410	440,579
Consumer
Direct Installment	240	64	26	330	27,501	27,831
Direct Installment Purchased	—	—	—	—	429	429
Indirect Installment	1,105	177	26	1,308	132,173	133,481
Home Equity	1,072	321	—	1,393	125,195	126,588

Total consumer	2,417	562	52	3,031	285,298	288,329

Total	$5,998	$744	$54	$6,796	$1,181,670	$1,188,466

Percentage of total loans	0.50%	0.06%	0.00%	0.57%	99.43%

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

•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure of $500,000 or greater are validated by the Loan Committee, which is chaired by the Chief Credit Officer (CCO).

•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the CCO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCO however, lenders must present their factual information to either the Loan Committee or the CCO when recommending an upgrade.

•	The CCO, or his designee, meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•	Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

For residential real estate and consumer loans, Horizon uses a grading system based on delinquency. Loans that are 90 days or more past due, on non-accrual, or are classified as a TDR are graded “Substandard.” After being 90 days delinquent a loan is charged off unless it is well secured and in the process of collection. If the latter case exists, the loan is placed on non-accrual. Occasionally a mortgage loan may be graded as “Special Mention.” When this situation arises, it is because the characteristics of the loan and the borrower fit the definition of a Risk Grade 5 described below, which is normally used for grading commercial loans. Loans not graded Substandard are considered Pass.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Horizon Bank employs a nine-grade rating system to determine the credit quality of commercial loans. The first five grades represent acceptable quality, and the last four grades mirror the criticized and classified grades used by the bank regulatory agencies (special mention, substandard, doubtful, and loss). The loan grade definitions are detailed below.

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

Risk Grade 4 Satisfactory/Monitored:

Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than Satisfactory loans. Borrower displays acceptable liquidity, leverage, and earnings performance within the Bank’s minimum underwriting guidelines. The level of risk is acceptable but conditioned on the proper level of loan officer supervision. Loans that normally fall into this grade include acquisition, construction and development loans and income producing properties that have not reached stabilization.

Risk Grade 4W Management Watch:

Loans in this category are considered to be of acceptable quality, but with above normal risk. Borrower displays potential indicators of weakness in the primary source of repayment resulting in a higher reliance on secondary sources of repayment. Balance sheet may exhibit weak liquidity and/or high leverage. There is inconsistent earnings performance without the ability to sustain adverse economic conditions. Borrower may be operating in a declining industry or the property type, as for a commercial real estate loan, may be high risk or in decline. These loans require an increased level of loan officer supervision and monitoring to assure that any deterioration is addressed in a timely fashion.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents loans by credit grades.

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$146,085	$2,231	$7,946	$—	$156,262
Non owner occupied real estate	208,625	5,047	11,041	—	224,713
Residential development	400	—	—	—	400
Development & Spec Land Loans	19,858	91	1,340	—	21,289
Commercial and industrial	91,852	6,492	3,576	—	101,920

Total commercial	466,820	13,861	23,903	—	504,584
Real estate
Residential mortgage	170,202	—	5,866	—	176,068
Residential construction	9,228	—	280	—	9,508
Mortgage warehouse	98,156	—	—	—	98,156

Total real estate	277,586	—	6,146	—	283,732
Consumer
Direct Installment	29,781	—	202	—	29,983
Direct Installment Purchased	294	—	—	—	294
Indirect Installment	130,851	—	533	—	131,384
Home Equity	114,033	—	3,925	—	117,958

Total Consumer	274,959	—	4,660	—	279,619

Total	$1,019,365	$13,861	$34,709	$—	$1,067,935

Percentage of total loans	95.45%	1.30%	3.25%	0.00%

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$137,664	$6,407	$17,029	$1,594	$162,694
Non owner occupied real estate	171,319	19,440	10,717	287	201,763
Residential development	405	—	651	—	1,056
Development & Spec Land Loans	3,171	178	3,614	—	6,963
Commercial and industrial	78,810	3,136	5,136	—	87,082

Total commercial	391,369	29,161	37,147	1,881	459,558
Real estate
Residential mortgage	172,586	—	8,864	—	181,450
Residential construction	7,390	—	291	—	7,681
Mortgage warehouse	251,448	—	—	—	251,448

Total real estate	431,424	—	9,155	—	440,579
Consumer
Direct Installment	27,667	—	164	—	27,831
Direct Installment Purchased	429	—	—	—	429
Indirect Installment	132,589	—	892	—	133,481
Home Equity	123,713	—	2,875	—	126,588

Total Consumer	284,398	—	3,931	—	288,329

Total	$1,107,191	$29,161	$50,233	$1,881	$1,188,466

Percentage of total loans	93.16%	2.45%	4.23%	0.16%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 8 – Premises and Equipment

	December 31 2013	December 31 2012
Land	$13,323	$12,132
Buildings and improvements	45,466	41,109
Furniture and equipment	11,833	11,971

Total cost	70,622	65,212
Accumulated depreciation	(24,428)	(23,028)

Net premise and equipment	$46,194	$42,184

Note 9 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $943.1 million and $772.1 million at December 31, 2013 and 2012.

The aggregate fair value of capitalized mortgage servicing rights was approximately $9.9 million, $6.6 million, and $5.4 million at December 31, 2013, 2012 and 2011, compared to the carrying values of $7.0 million, $5.1 million and $4.2 million, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2013	December 31 2012	December 31 2011
Mortgage servicing rights
Balances, January 1	$6,169	$5,049	$4,175
Servicing rights capitalized	2,535	2,439	1,866
Amortization of servicing rights	(1,276)	(1,319)	(992)

Balances, December 31	7,428	6,169	5,049

Impairment allowance
Balances, January 1	(1,024)	(856)	(803)
Additions	(54)	(762)	(792)
Reductions	689	594	739

Balances, December 31	(389)	(1,024)	(856)

Mortgage servicing rights, net	$7,039	$5,145	$4,193

During 2013, 2012 and 2011, the Bank recorded recovery and additional impairment of approximately $635,000, $(168,000) and $(53,000).

Note 10 – Intangible Assets

As a result of the acquisition of Alliance Bank Corporation in 2005, American Trust & Savings Bank in 2010 and Heartland in 2012, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The Core deposit intangible is being amortized over seven to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$6,969	$(3,681)	$6,969	$(2,921)

Amortization expense for intangible assets totaled $760,000, $576,000, and $449,000 for the years ended December 31, 2013, 2012 and 2011. Estimated amortization for the years ending December 31 is as follows:

2014	$749
2015	602
2016	502
2017	502
2018	502
Thereafter	431

$3,288

Note 11 – Deposits

	December 31 2013	December 31 2012
Noninterest-bearing demand deposits	$231,096	$209,200
Interest-bearing demand deposits	513,445	530,250
Money market (variable rate)	129,425	114,907
Savings deposits	137,096	124,665
Certificates of deposit of $100,000 or more	134,337	153,686
Other certificates and time deposits	146,121	161,445

Total deposits	$1,291,520	$1,294,153

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2014	$105,780	$10,704	$116,484
2015	36,772	10,913	47,685
2016	29,968	7,302	37,270
2017	27,361	2,677	30,038
2018	24,495	—	24,495
Thereafter	24,486	—	24,486

	$248,862	$31,596	$280,458

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 12 – Borrowings

	December 31 2013	December 31 2012
Federal Home Loan Bank advances, variable and fixed rates ranging from 1.58% to 7.53%, due at various dates through November 15, 2024	$75,050	$114,617
Securities sold under agreements to repurchase	140,246	138,447
Federal funds purchased	41,000	92,700

Total borrowings	$256,296	$345,764

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $256.3 million. Advances are subject to restrictions or penalties in the event of prepayment.

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2013 and 2012 totaled $141.4 million and $138.4 million and the daily average of such agreements totaled $137.6 million and $135.2 million. The agreements at December 31, 2013, mature at various dates through September 13, 2020.

At December 31, 2013, the Bank has available approximately $311.8 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31:

2014	$106,490
2015	20,512
2016	22,360
2017	46,041
2018	112
Thereafter	60,781

$256,296

Note 13 – Subordinated Debentures

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.95% (2.26% at December 31, 2013) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90 day LIBOR plus 1.65% (1.95% at December 31, 2013) and mature on January 30, 2037, and securities may be called

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities. The proceeds of this issue were used to redeem the securities issued by Trust I on March 26, 2007.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (2.96% at December 31, 2013) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust) to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.16% at December 31, 2013) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.9 million, net of the remaining purchase discount, at December 31, 2013.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (Heartland Trust) to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (1.98% at December 31, 2013) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.5 million, net of the remaining purchase discount, at December 31, 2013.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Note 14 – Employee Stock Ownership Plan

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Total cash contributions and expense recorded for the ESOP was $475,000 in 2013, $475,000 in 2012 and $400,000 in 2011.

The ESOP, which is not leveraged, owns a total of 851,787 shares of Horizon’s stock or 9.9% of the outstanding shares.

Note 15 – Employee Thrift Plan

The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the thrift plan totaled approximately $545,000 in 2013, $566,000 in 2012, and $518,000 in 2011.

The Thrift Plan owns a total of 310,436 shares of Horizon’s stock or 3.6% of the outstanding shares.

Note 16 – Income Tax

	December 31 2013	December 31 2012	December 31 2011
Income tax expense
Currently payable
Federal	$3,900	$5,582	$4,034
State	(88)	120	44
Deferred	3,236	2,744	108

Total income tax expense	$7,048	$8,446	$4,186

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$9,424	$9,800	$5,774
Tax exempt interest	(1,517)	(1,419)	(1,416)
Tax exempt income	(362)	(359)	(457)
Other tax exempt income	(342)	—	—
Nondeductible and other	(176)	(177)	216
Effect of state income taxes	21	601	69

Actual tax expense	$7,048	$8,446	$4,186

	December 31 2013	December 31 2012
Assets
Allowance for loan losses	$5,677	$6,442
Net operating loss	2,977	1,452
Intangible assets	—	2,151
Director and employee benefits	1,828	1,357
Unrealized loss on securities available for sale	931	—
Other	537	581

Total assets	11,950	11,983

Liabilities
Depreciation	(1,424)	(1,418)
Difference in expense recognition	(368)	(519)
State tax	(236)	(374)
Federal Home Loan Bank stock dividends	(295)	(296)
Difference in basis of intangible assets	(2,189)	—
FHLB Penalty	(508)	(748)
Unrealized gain on securities available for sale	—	(4,901)
Other	(1,188)	(580)

Total liabilities	(6,208)	(8,836)

Net deferred tax asset	$5,742	$3,147

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

As of December 31, 2013, the Company had approximately $6.5 million of state tax loss carryforward available to offset future franchise taxable income. Also, at December 31, 2013, the Company had approximately $9.2 million of federal loss carryforward available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2029. Due to these losses being incurred by Heartland prior to the acquisition by Horizon, the annual losses which can be used are subject to an annual limitation. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards within the allotted time periods.

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

Note 17 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in capital are as follows:

	December 31 2013	December 31 2012
Unrealized gain on securities available for sale	$164	$19,495
Unrealized loss on derivative instruments	(2,826)	(5,493)
Tax effect	933	(4,901)

Total accumulated other comprehensive income (loss)	$(1,729)	$9,101

Note 18 – Commitments, Off-Balance Sheet Risk and Contingencies

Because of the nature of its activities, Horizon is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

The Bank was required to have approximately $2.8 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2013. These balances are included in cash and cash equivalents and do not earn interest.

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

At December 31, 2013 and 2012, commitments to make loans amounted to approximately $519.7 million and $328.9 million and commitments under outstanding standby letters of credit amounted to approximately $1.3 million and $1.6 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

Note 19 – Regulatory Capital

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2013 and 2012, Horizon and the Bank are categorized as well capitalized and met all subject capital adequacy requirements.

	Actual		For Capital[1] Adequacy Purposes		For Well[1] Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total capital[1] (to risk-weighted assets)
Consolidated	$192,904	16.33%	$94,503	8.00%	N/A	N/A
Bank	173,634	14.67%	94,688	8.00%	$118,360	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	178,115	15.08%	47,245	4.00%	N/A	N/A
Bank	158,827	13.42%	47,340	4.00%	71,011	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	178,115	10.28%	69,305	4.00%	N/A	N/A
Bank	158,827	9.18%	69,206	4.00%	86,507	5.00%
As of December 31, 2012
Total capital[1] (to risk-weighted assets)
Consolidated	$178,638	13.72%	$104,162	8.00%	N/A	N/A
Bank	161,557	12.42%	104,062	8.00%	$130,078	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	162,354	12.47%	52,078	4.00%	N/A	N/A
Bank	145,273	11.17%	52,023	4.00%	78,034	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	162,354	9.17%	70,820	4.00%	N/A	N/A
Bank	145,273	8.22%	70,692	4.00%	88,366	5.00%

[1]	As defined by regulatory agencies

Note 20 – Share-Based Compensation

On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (2003 Plan), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon could issue up to 337,500 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limited the number of shares available to 337,500 for incentive stock options and to 168,750 for the grant of non-option awards. The shares available for issuance under the 2003 Plan could be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee was authorized to grant any type of award to a participant that was consistent with the provisions of the 2003 Plan. Awards could consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determined the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate designated per the individual agreements. The restricted shares granted under

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

the 2003 Plan vest at the end of each grant’s vesting period. On March 8, 2010, the Board of Directors adopted, and was approved by stockholders on May 6, 2010, an amendment to the 2003 Omnibus Equity Incentive Plan making an additional 393,750 common shares available for issuance.

A summary of option activity under the 2003 Plan as of December 31, 2013, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	104,947	$11.14
Granted	—	—
Exercised	(13,500)	10.10
Forfeited	—	—

Outstanding, end of year	91,447	11.29	5.44	$1,283,619

Exercisable, end of year	56,832	11.22	4.27	801,761

On June 18, 2013, the Board of Directors adopted the Horizon Bancorp 2013 Omnibus Equity Incentive Plan (2013 Plan), which will presented to the Company’s shareholders for approval on May 8, 2014. Under the 2013 Plan, Horizon may issue up to 691,700 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2013 Plan limits the number of shares available to 100,000 for incentive stock options and to 400,000 for the grant of non-option awards. The shares available for issuance under the 2013 Plan may be divided among the various types of awards and among the participants as the Compensation Committee (Committee) determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2013 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2013 plan vest at a rate designated per the individual agreements. The restricted shares granted under the 2013 Plan vest at the end of each grant’s vesting period.

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2013	2012	2011
Dividend yields	1.98%	2.56%	2.77%
Volatility factors of expected market price of common stock	29.75%	29.47%	29.89%
Risk-free interest rates	2.16%	1.84%	1.91%
Expected life of options	8 years	8 years	8 years

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

A summary of option activity under the 2013 Plan as of December 31, 2013, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding, beginning of year	—	$—
Granted	46,888	20.27
Exercised	—	—

Outstanding, end of year	46,888	20.27	9.47

Exercisable, end of year	—	—	—

The weighted average grant-date fair value of options granted during the year 2013, 2012 and 2011 was $5.74, $3.25 and $2.82.

A summary of the status of Horizon’s non-vested, restricted and performance shares as of December 31, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of year	76,003	$13.38
Vested	—
Granted	9,872	20.24
Forfeited	—	—

Non-vested, end of year	85,875	14.17

Grants vest at the end of three, four or five years of continuous employment.

Total compensation cost recognized in the income statement for option-based payment arrangements during 2013 was $48,000 and the related tax benefit recognized was approximately $19,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2012 and 2011 was $33,000 and $35,000 and the related tax benefit recognized was $13,000 and $14,000, respectively.

Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2013, 2012 and 2011 was $288,000, $187,000, and $100,000. The recognized tax benefit related thereto was approximately $115,000, $75,000, and $40,000 for the years ended December 31, 2013, 2012 and 2011.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $136,000, $195,000, and $55,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $58,000, $30,000, and $9,000, for the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, there was $1.0 million of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 21 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at December 31, 2013 and $30.5 million at December 31, 2012. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2013 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2013 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $95.3 million at December 31, 2013 and $81.0 million at December 31, 2012.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2013 the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative December 31, 2013		Liability Derivatives December 31, 2013
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$7$	Other liabilities	(53)
Interest rate contracts	Other Assets	(60)	Other liabilities	2,826

Total derivatives designated as hedging instruments		(53)		2,773

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	212	Other liabilities	22

Total derivatives not designated as hedging instruments		212		22

Total derivatives		$159		$2,795

	Asset Derivative December 31, 2012		Liability Derivatives December 31, 2012
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$279	Other liabilities	$2,214
Interest rate contracts	Other Assets	1,935	Other liabilities	5,493

Total derivatives designated as hedging instruments		2,214		7,707

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	858	Other liabilities	—

Total derivatives not designated as hedging instruments		858		—

Total derivatives		$3,072		$7,707

The effect of the derivative instruments on the consolidated statement of income for the twelve month periods ended is as follows:

Derivative in cash flow	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Years Ended December 31
hedging relationship	2013	2012		2011
Interest rate contracts	$1,734$	(376	)$	(2,300)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Derivative in fair value	Location of gain (loss)	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
hedging relationship	recognized on derivative	2013	2012	2011
Interest rate contracts	Interest income—loans	$(2,267)	$28	$147
Interest rate contracts	Interest income—loans	2,267	(28)	(147)

Total		$—	$—	$—

Derivative in fair value	Location of gain (loss)	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
hedging relationship	recognized on derivative	2013	2012	2011
Mortgage contracts	Other income—gain on sale of loans	$(667)	$196	$255

Note 22 – Disclosures about fair value of assets and liabilities

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Available-for-sale securities
U.S. Treasury and federal agencies	$43,134	$—	$43,134	$—
State and municipal	177,898	—	177,898	—
Federal agency collateralized mortgage obligations	114,706	—	114,706	—
Federal agency mortgage-backed pools	170,894	—	170,894	—
Private labeled mortgage-backed pools	1,226	—	1,226	—
Corporate notes	733	—	733	—

Total available-for-sale securities	508,591	—	508,591	—
Hedged loans	95,372	—	95,372	—
Forward sale commitments	212	—	212	—
Interest rate swap agreements	(2,773)	—	(2,773)	—
Commitments to originate loans	(22)	—	(22)	—
December 31, 2012
Available-for-sale securities
U.S. Treasury and federal agencies	$51,779	$—	$51,779	$—
State and municipal	172,905	—	172,905	—
Federal agency collateralized mortgage obligations	96,831	—	96,831	—
Federal agency mortgage-backed pools	159,204	—	159,204	—
Private labeled mortgage-backed pools	2,031	—	2,031	—
Corporate notes	51	—	51	—

Total available-for-sale securities	482,801	—	482,801	—
Hedged loans	81,018	—	81,018	—
Forward sale commitments	858	—	858	—
Interest rate swap agreements	(7,707)	—	(7,707)	—
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Transfers between levels

Transfers between Levels 1, 2 and 3 and the reasons for those transfers are as follows:

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reason for Transfer
Transfers to level:
Hedged loans	$—	$59,911	$-	(a	)
Forward sale commitments	—	510	—	(b	)
Interest rate swap agreements	—	(6,464)	—	(a	)
Commitments to originate loans	—	(71)	—	(b	)

Total transfers to level	$—	$53,886	$—

(a) -	Valuation determined by widely accepted techniques including discounted cash flow analysis on expected cash flows of each derivative and observable market rate inputs such as yield curves and contractual terms on each instrument.
(b) -	Valuation determined by quoted prices for similar loans in the secondary market with an expected fallout rate (interest rate locked pipeline loans not expected to close). Fallout rate is not considered a significant input to the fair value in its entirety.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Years Ended December 31
	2013	2012	2011
Non Interest Income
Total gains and losses from
Hedged loans	$(2,267)	$28	$147
Fair value interest rate swap agreements	2,267	(28)	(147)
Derivative loan commitments	(667)	196	255

	$(667)	$196	$255

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Impaired loans	$6,114	$—	$—		$6,114
Mortgage servicing rights	7,039	—	—		7,039
December 31, 2012
Impaired loans	$8,652	$—	$—		$8,652
Mortgage servicing rights	5,145	—	—		5,145

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSR’s were reduced by $389.0 million in 2013 and$1.0 million in 2012 for the fair value.

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,114	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15%(12%)
Mortgage servicing rights	$7,039	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% -15%(12%), 4% - 7%(4.6%), 1% - 10%(4.5%)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$8,652	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15%(12%)
Mortgage servicing rights	$5,145	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% -15%(12%), 4% - 7%(4.6%), 1% - 10%(4.5%)

Note 23 – Fair Value of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2013 and December 31, 2012. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$31,721	$31,721	$—	$—
Investment securities, held to maturity	9,910	—	—	9,910
Loans held for sale	3,281	—	—	3,281
Loans excluding loan level hedges, net	957,464	—	—	975,910
Stock in FHLB and FRB	14,184	—	14,184	—
Interest receivable	7,501	—	7,501	—
Liabilities
Non-interest bearing deposits	$231,096	$231,096	$—	$—
Interest-bearing deposits	1,060,424	—	1,002,980	—
Borrowings	256,296	—	257,093	—
Subordinated debentures	32,486	—	32,528	—
Interest payable	506	—	506	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$30,735	$30,735	$—	$—
Loans held for sale	13,744	—	—	13,744
Loans excluding loan level hedges, net	1,089,215	—	—	1,118,255
Stock in FHLB and FRB	13,333	—	13,333	—
Interest receivable	7,716	—	7,716	—
Liabilities
Non-interest bearing deposits	$209,200	$209,200	$—	$—
Interest-bearing deposits	1,084,953	—	1,092,184	—
Borrowings	345,764	—	352,891	—
Subordinated debentures	32,331	—	32,268	—
Interest payable	560	—	560	—

Note 24 – Business Combination

On November 12, 2013, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of SCB Bancorp, Inc., a Michigan corporation (“SCB”). Pursuant to the Merger Agreement, SCB would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Summit Community Bank, an Michigan-chartered commercial bank and wholly owned subsidiary of SCB, would merge with and into a wholly owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

The boards of directors of each of Horizon and SCB have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by SCB’s shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger in the beginning of the second quarter of 2014.

In connection with the Merger, each SCB shareholder will receive 0.4904 shares of Horizon common stock (the “Exchange Ratio”) and $5.15 in cash for each share of SCB common stock owned by them. Based on Horizon’s November 12, 2013 closing price of $21.43 per share as reported on the NASDAQ Global Market, the transaction value is estimated at $18.4 million.

Subject to certain terms and conditions, the board of directors of SCB has agreed to recommend the approval and adoption of the Merger Agreement to the SCB shareholders and will solicit proxies voting in favor of the Merger from SCB’s shareholders.

The Merger Agreement also provides for certain termination rights for both Horizon and SCB, and further provides that upon termination of the Merger Agreement under certain circumstances, SCB will be obligated to pay Horizon a termination fee.

As of December 31, 2013, Summit Community Bank reported total assets of approximately $159.7 million, total deposits of approximately $124.7 million and total loans of approximately $135.9 million.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 25 – Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

Condensed Balance Sheets

	December 31 2013	December 31 2012
Assets
Total cash and cash equivalents	$16,807	$13,639
Investment in Bank	181,808	180,880
Other assets	3,664	3,497

Total assets	$202,279	$198,016

Liabilities
Subordinated debentures	$32,486	$32,331
Other liabilities	5,273	6,717
Stockholders’ Equity	164,520	158,968

Total liabilities and stockholders’ equity	$202,279	$198,016

Condensed Statements of Income

	Years Ended December 31
	2013	2012	2011
Operating Income (Expense)
Dividend income from Bank	$7,500	$16,500	$10,000
Investment income	4	—	4
Other income	175	—	17
Interest expense	(2,010)	(1,950)	(1,821)
Employee benefit expense	(811)	(695)	(535)
Other expense	646	(200)	(134)

Income Before Undistributed Income of Subsidiaries	5,504	13,655	7,531
Undistributed Income of Subsidiaries	13,144	4,766	4,288

Income Before Tax	18,648	18,421	11,819
Income Tax Benefit	1,228	1,122	978

Net Income	19,876	19,543	12,797
Preferred stock dividend and discount accretion	(370)	(481)	(1,325)

Net Income Available to Common Shareholders	$19,506	$19,062	$11,472

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Comprehensive Income

	Years Ended December 31
	2013	2012	2011
Net Income	$19,876	$19,543	$12,797

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	1,734	(376)	(2,300)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes	(12,320)	1,636	8,949
Less: reclassification adjustment for realized gains included in net income, net of taxes	(244)	1	1,155

	(10,830)	1,259	5,494

Comprehensive Income	$9,046	$20,802	$18,291

Condensed Statements of Cash Flows

	Years Ended December 31
	2013	2012	2011
Operating Activities
Net income	$19,876	$19,543	$12,797
Items not requiring (providing) cash
Equity in undistributed net income of Bank	(13,144)	(4,766)	(4,288)
Change in
Income taxes receivable	(793)	(137)	(236)
Share based compensation	48	33	35
Amortization of unearned compensation	288	187	100
Issuance of restricted shares	—	115	60
Other assets	626	(176)	473
Other liabilities	97	1,128	129

Net cash provided by operating activities	6,998	15,927	9,070

Investing Activities
Investment in Bank	—	—	—
Acquistion of Heartland	—	(7,248)	—

Net cash used in investing activities	—	(7,248)	—

Financing Activities
Redemption of preferred stock	—	—	(18,750)
Issuance of preferred stock	—	—	12,500
Dividends paid on preferred shares	(370)	(481)	(792)
Dividends paid on common shares	(3,655)	(3,047)	(2,325)
Exercise of stock options	195	226	63

Net cash used in financing activities	(3,830)	(3,302)	(9,304)

Net Change in Cash and Cash Equivalents	3,168	5,377	(234)
Cash and Cash Equivalents at Beginning of Year	13,639	8,262	8,496

Cash and Cash Equivalents at End of Year	$16,807	$13,639	$8,262

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 26 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2013	March 31	June 30	September 30	December 31
Interest income	$19,429	$19,977	$18,041	$17,436
Interest expense	3,419	3,402	3,372	3,310

Net interest income	16,010	16,575	14,669	14,126
Provision for loan losses	2,084	729	104	(997)
Gain on sale of securities	368	—	6	—
Net income	5,311	5,665	4,785	4,115
Net income available to common shareholders	$5,165	$5,569	$4,719	$4,052
Earnings per share:
Basic	$0.60	$0.65	$0.55	$0.47
Diluted	0.58	0.62	0.52	0.45
Average shares outstanding:
Basic	8,617,466	8,617,466	8,618,969	8,623,360
Diluted	8,980,655	8,974,103	9,019,211	9,020,289

Three Months Ended 2012	March 31	June 30	September 30	December 31
Interest income	$16,826	$16,523	$18,719	$20,460
Interest expense	3,628	3,517	3,720	3,457

Net interest income	13,198	13,006	14,999	17,003
Provision for loan losses	559	209	1,041	1,715
Gain on sale of securities	—	—	2	—
Net income	4,613	4,910	4,850	5,170
Net income available to common shareholders	$4,457	$4,804	$4,787	$5,014
Earnings per share:
Basic	$0.60	$0.65	$0.56	$0.58
Diluted	0.59	0.62	0.54	0.56
Average shares outstanding:
Basic	7,422,860	7,434,537	8,503,475	8,617,466
Diluted	7,598,490	7,728,519	8,838,659	8,964,315

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Bancorp’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Indianapolis, Indiana

February 28, 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited Horizon Bancorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion Horizon Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Bancorp and our report dated February 28, 2014, expressed an unqualified opinion thereon.

Indianapolis, Indiana

February 28, 2014

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2013, 2012 and 2011. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp

Summary of Selected Financial Data

(Dollars in thousands except for per share data)

	2013	2012	2011	2010	2009
Earnings
Net interest income	$61,383	$58,206	$48,113	$47,616	$44,769
Provision for loan losses	1,920	3,524	5,282	11,554	13,603
Non-interest income	25,906	27,331	20,299	19,906	17,856
Non-interest expenses	58,445	54,024	46,147	42,571	37,812
Income tax expense	7,048	8,446	4,186	2,942	2,070

Net income	19,876	19,543	12,797	10,455	9,140
Preferred stock dividend	(370)	(481)	(1,325)	(1,406)	(1,402)

Net income available to common shareholders	$19,506	$19,062	$11,472	$9,049	$7,738

Cash dividend declared	$3,655	$3,047	$2,325	$2,240	$2,229

Per Share Data
Basic earnings per share	$2.26	$2.39	$1.55	$1.23	$1.06
Diluted earnings per share	2.17	2.30	1.51	1.21	1.05
Cash dividends declared per common share	0.42	0.38	0.31	0.30	0.30
Book value per common share	17.64	17.00	14.68	12.74	12.30
Weighted-average shares outstanding
Basic	8,619,330	7,974,241	7,407,258	7,373,405	7,272,074
Diluted	9,000,963	8,271,177	7,588,394	7,502,846	7,359,127
Period End Totals
Loans, net of deferred loan fees and unearned income	$1,068,828	$1,190,717	$983,193	$882,877	$886,317
Allowance for loan losses	15,992	18,270	18,882	19,064	16,015
Total assets	1,758,276	1,848,227	1,547,162	1,400,919	1,387,020
Total deposits	1,291,520	1,294,153	1,009,865	985,498	951,708
Total borrowings	288,782	378,095	400,787	291,325	311,853
Ratios
Loan to deposit	82.76%	92.01%	97.36%	89.59%	93.13%
Loan to total funding	67.63%	71.20%	69.70%	69.15%	70.14%
Return on average assets	1.13%	1.19%	0.90%	0.75%	0.68%
Average stockholders’ equity to average total assets	9.34%	8.63%	8.30%	8.47%	8.21%
Return on average stockholders’ equity	12.86%	14.72%	11.20%	9.56%	8.92%
Dividend payout ratio (dividends divided by net income)	18.56%	15.90%	20.09%	24.64%	28.40%
Price to book value ratio	143.59%	115.61%	78.69%	92.76%	58.63%
Price to earnings ratio	11.69	8.53	7.64	9.81	6.85

Horizon Bancorp

Horizon’s Common Stock and Related Stockholders’ Matters

Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2013 and 2012.

	2013
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
First Quarter	$20.87	$19.10	$0.10
Second Quarter	20.45	18.97	0.10
Third Quarter	25.04	20.74	0.11
Fourth Quarter	26.09	21.07	0.11

	2012
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
First Quarter	$12.33	$11.53	$0.09
Second Quarter	17.73	11.76	0.09
Third Quarter	19.08	17.67	0.10
Fourth Quarter	19.68	16.54	0.10

The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2013, was 656.

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

Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2013 is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears on page 107.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2013, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect Horizon’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Horizon Bancorp

PART III

This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2013.

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

Horizon Bancorp

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	95,947	$16.10	—
Equity compensation plans not approved by security holders	—	—	—

Total	95,947	$16.10	—

(1)	Represents options granted or available under the Horizon Bancorp 2003 Omnibus Equity Incentive Plan which expired on January 31, 2013.

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

Horizon Bancorp Registrant

Date: February 28, 2014	By: /s/ Craig M. Dwight Craig M. Dwight Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2014	By : /s/ Mark E. Secor Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 28, 2014	/s/ Craig M. Dwight Craig M. Dwight, Chairman of the Board, President and Chief Executive Officer and Director

February 28, 2014	/s/ Susan D. Aaron Susan D. Aaron, Director

February 28, 2014	/s/ Lawrence E. Burnell Lawrence E. Burnell, Director

February 28, 2014	/s/ James B. Dworkin James B. Dworkin, Director

February 28, 2014	/s/ Charley E. Gillispie Charley E. Gillispie, Director

February 28, 2014	/s/ Daniel F. Hopp Daniel F. Hopp, Director

Date	Signature and Title

February 28, 2014	/s/ Peter L. Pairitz Peter L. Pairitz, Director

February 28, 2014	/s/ Larry N. Middleton Larry N. Middleton, Director

February 28, 2014	/s/ Robert E. Swinehart Robert E. Swinehart, Director

February 28, 2014	/s/ Spero W. Valavanis Spero W. Valavanis, Director

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Description	Incorporated by Reference/Attached
2.1	Agreement and Plan of Merger, dated February 9, 2012, by and between Horizon Bancorp and Heartland Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 10, 2012

2.2	Agreement and Plan of Merger, dated November 12, 2013, between Horizon Bancorp and SCB Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on November 13, 2013.

3.1	Articles of Incorporation of Horizon Bancorp, as amended and restated	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the Quarter Ended September 30, 2011

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed April 18, 2013

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2011

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2011

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File No. 0-10792) filed December 21, 2006

4.5	Warrant for Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.9 to Registrant’s Registration Statement on Form S-3 filed on January 27, 2012

4.6	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File No. 0-10792)filed on August 26, 2011

4.7	Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued August 25, 2011	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File No. 0-10792) filed on August 26, 2011

4.8	Form of Indenture for Senior Debt	Incorporated by reference to Exhibit 4.9 to Registrant’s Registration Statement on Form S-3 filed on January 27, 2012

4.9	Form of Indenture for Subordinated Debt	Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 filed on January 27, 2012

Exhibit Number	Description	Incorporated by Reference/Attached
10.1*	Supplemental Employee Retirement Plan, as amended	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K (File No. 0-10792) for the year ended December 31, 2008

10.2*	1997 Key Employees Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2008

10.3*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2008

10.4*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders

10.5*	Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2011

10.6*	Form of Change of Control Agreement for certain executive officers	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2011

10.7*	Form of Restricted Stock Award Agreement under 2003 Omnibus Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2011

10.8*	Form of Option Grant Agreement under 2003 Omnibus Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2011

10.9*	Description of Executive Officer Bonus Plan	Attached

10.10	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2011

10.11*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan as amended	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006

10.12*	Amendment to Horizon Bancorp Restricted Stock Award Agreement, dated July 19, 2006	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed July 21, 2006

10.13*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006

10.14*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006

10.15*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006

10.16*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by reference to Exhibit 10.1 to Registrant’s form 8-K filed July 19, 2007

Exhibit Number	Description	Incorporated by Reference/Attached
10.17	Letter Agreement, dated December 19, 2008, by and between the Registrant and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 23, 2008

10.18*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2011

10.19*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2011

10.20	Letter Agreement, dated November 10, 2010, by and between the Registrant and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2012

10.21	Small Business Lending Fund Securities Purchase Agreement, dated August 25, 2011, between the Secretary of the Treasury and Horizon Bancorp	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 26. 2011

10.22	TARP Repayment Letter, dated August 25, 2011	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on August 26, 2011

10.23*	Employment Agreement, dated December 14, 2011, by and among Horizon Bank, N.A., Horizon Bancorp and James D. Neff	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 14, 2011

10.24*	First Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 0-10792) for the quarter ended March 31, 2012

10.25*	Second Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 0-10792) for the quarter ended March 31, 2012

10.26*	Fifth Amendment to the Horizon Bancorp Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 0-10792) for the quarter ended March 31, 2012

10.27*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form S-8 filed on June 18, 2013.

10.28*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 18, 2013.

10.29*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 18, 2013.

10.30*	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 18, 2013.

10.31*	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on June 18, 2013.

Exhibit Number	Description	Incorporated by Reference/Attached
10.32*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan as amended December 17, 2013.	Attached

12	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data File	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.