Form 10-Q
period 2014-03-31
HORIZON BANCORP /IN/
filed 2014-05-09
CIK 706129

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

HORIZON BANCORP

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,201,786 shares of Common Stock, no par value, at May 9, 2014.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	March 31	December 31
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$35,820	$31,721
Investment securities, available for sale	519,430	508,591
Investment securities, held to maturity (fair value of $9,910 and $9,910)	9,910	9,910
Loans held for sale	5,335	3,281
Loans, net of allowance for loan losses of $16,102 and $15,992	1,084,692	1,052,836
Premises and equipment, net	47,013	46,194
Federal Reserve and Federal Home Loan Bank stock	14,184	14,184
Goodwill	20,483	19,748
Other intangible assets	3,100	3,288
Interest receivable	7,536	7,501
Cash value life insurance	36,423	36,190
Other assets	22,657	24,832

Total assets	$1,806,583	$1,758,276

Liabilities
Deposits
Non-interest bearing	$238,499	$231,096
Interest bearing	1,117,072	1,060,424

Total deposits	1,355,571	1,291,520
Borrowings	236,043	256,296
Subordinated debentures	32,525	32,486
Interest payable	498	506
Other liabilities	12,163	12,948

Total liabilities	1,636,800	1,593,756

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 8,703,596 and 8,706,971 shares Outstanding, 8,630,966 and 8,630,966 shares	—	—
Additional paid-in capital	32,604	32,496
Retained earnings	123,678	121,253
Accumulated other comprehensive income (loss)	1,001	(1,729)

Total stockholders’ equity	169,783	164,520

Total liabilities and stockholders’ equity	$1,806,583	$1,758,276

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2014	2013
	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$12,954	$16,440
Investment securities
Taxable	2,390	2,022
Tax exempt	1,123	967

Total interest income	16,467	19,429

Interest Expense
Deposits	1,277	1,480
Borrowed funds	1,422	1,448
Subordinated debentures	496	491

Total interest expense	3,195	3,419

Net Interest Income	13,272	16,010
Provision for loan losses	—	2,084

Net Interest Income after Provision for Loan Losses	13,272	13,926

Non-interest Income
Service charges on deposit accounts	923	913
Wire transfer fees	112	190
Interchange fees	959	866
Fiduciary activities	1,048	1,140
Gain on sale of investment securities (includes $0 and $368 for the three months ended March 31, 2014 and 2013, respectively, related to accumulated other other comprehensive earnings reclassifications)	—	368
Gain on sale of mortgage loans	1,411	3,106
Mortgage servicing income net of impairment	207	163
Increase in cash value of bank owned life insurance	233	252
Other income	629	462

Total non-interest income	5,522	7,460

Non-interest Expense
Salaries and employee benefits	7,483	7,504
Net occupancy expenses	1,424	1,311
Data processing	870	600
Professional fees	608	499
Outside services and consultants	661	712
Loan expense	1,015	1,114
FDIC insurance expense	256	283
Other losses	38	(72)
Other expense	2,159	2,028

Total non-interest expense	14,514	13,979

Income Before Income Tax	4,280	7,407
Income tax expense (includes $0 and $129 for the three months ended March 31, 2014 and 2013, respectively, related to income tax expense from reclassification items)	863	2,096

Net Income	3,417	5,311
Preferred stock dividend and discount accretion	(31)	(146)

Net Income Available to Common Shareholders	$3,386	$5,165

Basic Earnings Per Share	$0.39	$0.60
Diluted Earnings Per Share	0.38	0.58

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2014	2013
	(Unaudited)	(Unaudited)
Net Income	$3,417	$5,311

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(225)	439
Income tax effect	79	(154)

Changes from derivative instruments	(146)	285

Change in securities available-for-sale:
Unrealized appreciation (depreciation) for the period	4,426	(1,704)
Reclassification adjustment for securities gains realized in income	—	(368)
Income tax effect	(1,550)	726

Unrealized gains (losses) on available-for-sale securities	2,876	(1,346)

Other Comprehensive Income (Loss), Net of Tax	2,730	(1,061)

Comprehensive Income	$6,147	$4,250

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2014	$12,500	$32,496	$121,253	$(1,729)	$164,520
Net income			3,417		3,417
Other comprehensive loss, net of tax				2,730	2,730
Amortization of unearned compensation		81			81
Stock option expense		27			27
Cash dividends on preferred stock (1.00%)			(31)		(31)
Cash dividends on common stock ($.11 per share)			(961)		(961)

Balances, March 31, 2014	$12,500	$32,604	$123,678	$1,001	$169,783

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2014	2013
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$3,417	$5,311
Items not requiring (providing) cash
Provision for loan losses	—	2,084
Depreciation and amortization	844	849
Share based compensation	27	8
Mortgage servicing rights recovery	(5)	(33)
Premium amortization on securities available for sale, net	549	808
Gain on sale of investment securities	—	(368)
Gain on sale of mortgage loans	(1,411)	(3,106)
Proceeds from sales of loans	35,348	102,762
Loans originated for sale	(35,991)	(95,017)
Change in cash value of life insurance	(233)	(252)
Gain on sale of other real estate owned	(218)	(238)
Net change in
Interest receivable	(35)	167
Interest payable	(8)	(8)
Other assets	675	3,346
Other liabilities	(1,138)	(676)

Net cash provided by operating activities	1,821	15,637

Investing Activities
Purchases of securities available for sale	(27,290)	(51,581)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	20,327	51,894
Purchase of securities held to maturity	—	(2,110)
Net change in loans	(32,259)	99,089
Proceeds on the sale of OREO and repossessed assets	784	1,159
Purchases of premises and equipment	(1,394)	(841)
Purchase of Mortgage Company	(735)	—

Net cash provided by (used in) by investing activities	(40,567)	97,610

Financing Activities
Net change in
Deposits	64,051	20,910
Borrowings	(20,214)	(136,826)
Dividends paid on common shares	(961)	(867)
Dividends paid on preferred shares	(31)	(146)

Net cash provided by (used in) financing activities	42,845	(116,929)

Net Change in Cash and Cash Equivalents	4,099	(3,682)
Cash and Cash Equivalents, Beginning of Period	31,721	30,735

Cash and Cash Equivalents, End of Period	$35,820	$27,053

Additional Cash Flows Information
Interest paid	$3,203	$3,427
Income taxes paid	—	400
Transfer of loans to other real estate owned	610	670

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1—Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2014 and March 31, 2013 are not necessarily indicative of the operating results for the full year of 2014 or 2013. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2013 filed with the Securities and Exchange Commission on February 28, 2014. The consolidated condensed balance sheet of Horizon as of December 31, 2013 has been derived from the audited balance sheet as of that date.

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

	Three months ended March 31
	2014	2013
	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$3,417	$5,311
Less: Preferred stock dividends and accretion of discount	31	146

Net income available to common shareholders	$3,386	$5,165
Weighted average common shares outstanding	8,630,966	8,617,466
Basic earnings per share	$0.39	$0.60

Diluted earnings per share
Net income available to common shareholders	$3,386	$5,165
Weighted average common shares outstanding	8,630,966	8,617,466
Effect of dilutive securities:
Warrants	311,278	293,237
Restricted stock	39,519	35,557
Stock options	40,023	34,395

Weighted average shares outstanding	9,021,786	8,980,655
Diluted earnings per share	$0.38	$0.58

At March 31, 2014 and 2013, there were no shares which were not included in the computation of diluted earnings per share because they were non-dilutive.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2013 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2013 condensed consolidated financial statements to be comparable to 2014. These reclassifications had no effect on net income.

Note 2—Securities

The fair value of securities is as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$43,098	$121	$(578)	$42,641
State and municipal	174,538	5,623	(1,828)	178,333
Federal agency collateralized mortgage obligations	115,584	1,126	(1,874)	114,836
Federal agency mortgage-backed pools	179,625	3,553	(1,605)	181,573
Private labeled mortgage-backed pools	1,024	32	—	1,056
Corporate notes	970	21	—	991

Total available for sale investment securities	$514,839	$10,476	$(5,885)	$519,430

Held to maturity, State and Municipal	$9,910	$—	$—	$9,910

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$43,808	$133	$(807)	$43,134
State and municipal	176,670	4,405	(3,177)	177,898
Federal agency collateralized mortgage obligations	116,047	1,242	(2,583)	114,706
Federal agency mortgage-backed pools	170,006	3,172	(2,284)	170,894
Private labeled mortgage-backed pools	1,188	38	—	1,226
Corporate notes	708	25	—	733

Total available for sale investment securities	$508,427	$9,015	$(8,851)	$508,591

Held to maturity, State and Municipal	$9,910	$—	$—	$9,910

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2014, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2014.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$4,449	$4,486	$3,643	$3,663
One to five years	43,451	43,959	49,198	49,627
Five to ten years	111,942	114,654	106,225	107,424
After ten years	58,764	58,866	62,120	61,051

	218,606	221,965	221,186	221,765
Federal agency collateralized mortgage obligations	115,584	114,836	116,047	114,706
Federal agency mortgage-backed pools	179,625	181,573	170,006	170,894
Private labeled mortgage-backed pools	1,024	1,056	1,188	1,226

Total available for sale investment securities	$514,839	$519,430	$508,427	$508,591

Held to maturity
Within one year	$9,910	$9,910	$9,910	$9,910
One to five years	—	—	—	—

Total held to maturity investment securities	$9,910	$9,910	$9,910	$9,910

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$31,303	$(578)	$—	$—	$31,303	$(578)
State and municipal	47,875	(1,578)	5,040	(250)	52,915	(1,828)
Federal agency collateralized mortgage obligations	42,858	(675)	26,382	(1,199)	69,240	(1,874)
Federal agency mortgage-backed pools	69,597	(1,605)	—	—	69,597	(1,605)

Total temporarily impaired securities	$191,633	$(4,436)	$31,422	$(1,449)	$223,055	$(5,885)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$32,099	$(807)	$—	$—	$32,099	$(807)
State and municipal	57,078	(2,993)	3,206	(184)	60,284	(3,177)
Federal agency collateralized mortgage obligations	64,445	(2,121)	8,601	(462)	73,046	(2,583)
Federal agency mortgage-backed pools	87,919	(2,284)	—	—	87,919	(2,284)

Total temporarily impaired securities	$241,541	$(8,205)	$11,807	$(646)	$253,348	$(8,851)

	Three months ended March 31
	2014	2013
Sales of securities available for sale (Unaudited)
Proceeds	$—	$23,485
Gross gains	—	376
Gross losses	—	(8)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3—Loans

	March 31	December 31
	2014	2013
Commercial
Working capital and equipment	$253,939	$241,569
Real estate, including agriculture	254,734	245,313
Tax exempt	2,483	2,898
Other	17,479	15,409

Total	528,635	505,189
Real estate
1–4 family	185,428	181,393
Other	4,465	4,565

Total	189,893	185,958
Consumer
Auto	140,147	139,915
Recreation	5,107	4,839
Real estate/home improvement	31,139	30,729
Home equity	96,682	96,924
Unsecured	3,780	3,825
Other	3,265	3,293

Total	280,120	279,525
Mortgage warehouse	102,146	98,156

Total loans	1,100,794	1,068,828
Allowance for loan losses	(16,102)	(15,992)

Loans, net	$1,084,692	$1,052,836

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

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves larger loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type, and are monitored for concentrations of credit. The Company monitors and evaluates commercial real estate loans based on collateral, cash flow and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

March 31, 2014	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$173,514	$268	$245	$174,027
Non owner occupied real estate	230,225	201	266	230,692
Residential spec homes	833	1	—	834
Development & spec land loans	21,347	61	43	21,451
Commercial and industrial	102,112	715	50	102,877

Total commercial	528,031	1,246	604	529,881
Residential mortgage	180,849	579	352	181,780
Residential construction	8,692	14	—	8,706
Mortgage warehouse	102,146	480	—	102,626

Total real estate	291,687	1,073	352	293,112
Direct installment	30,556	104	(278)	30,382
Direct installment purchased	270	—	—	270
Indirect installment	131,394	301	—	131,695
Home equity	118,132	517	46	118,695

Total consumer	280,352	922	(232)	281,042

Total loans	1,100,070	3,241	724	1,104,035
Allowance for loan losses	(16,102)	—	—	(16,102)

Net loans	$1,083,968	$3,241	$724	$1,087,933

December 31, 2013	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$156,262	$257	$207	$156,726
Non owner occupied real estate	224,713	105	299	225,117
Residential spec homes	400	—	—	400
Development & spec land loans	21,289	62	42	21,393
Commercial and industrial	101,920	737	57	102,714

Total commercial	504,584	1,161	605	506,350
Residential mortgage	176,068	578	382	177,028
Residential construction	9,508	14	—	9,522
Mortgage warehouse	98,156	480	—	98,636

Total real estate	283,732	1,072	382	285,186
Direct installment	29,983	104	(281)	29,806
Direct installment purchased	294	—	—	294
Indirect installment	131,384	320	—	131,704
Home equity	117,958	529	187	118,674

Total consumer	279,619	953	(94)	280,478

Total loans	1,067,935	3,186	893	1,072,014
Allowance for loan losses	(15,992)	—	—	(15,992)

Net loans	$1,051,943	$3,186	$893	$1,056,022

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4—Accounting for Certain Loans Acquired in a Transfer

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable are as follows:

	March 31	December 31
	2014	2013
Commercial	$22,223	$37,048
Real estate	11,033	11,761
Consumer	10,272	11,485

Outstanding balance	$43,528	$60,294

Carrying amount, net of allowance of $367 and $389	$43,161	$59,905

Accretable yield, or income expected to be collected for the three months ended March 31, is as follows:

	2014	2013
Balance at January 1	$3,185	$6,111
Additions	—	—
Accretion	(138)	(451)
Reclassification from nonaccreatable difference	—	—
Disposals	(18)	(696)

Balance at March 31	$3,029	$4,964

During the three months ended March 31, 2014 and 2013, the Company increased the allowance for loan losses by a charge to the income statement by $0 and $1.4 million, respectively. No allowances for loan losses were reversed for the three months ended March 31, 2014 or 2013.

Note 5—Allowance for Loan Losses

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31
	2014	2013
	(Unaudited)	(Unaudited)
Balance at beginning of the period	$15,992	$18,270
Loans charged-off:
Commercial
Owner occupied real estate	—	132
Non owner occupied real estate	22	146
Residential development	—	—
Development & Spec Land Loans	7	—
Commercial and industrial	—	139

Total commercial	29	417
Real estate
Residential mortgage	22	143
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	22	143
Consumer
Direct Installment	33	107
Direct Installment Purchased	—	—
Indirect Installment	227	353
Home Equity	184	438

Total consumer	444	898

Total loans charged-off	495	1,458
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	4	32
Non owner occupied real estate	1	2
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	385	36

Total commercial	390	70
Real estate
Residential mortgage	4	3
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	4	3
Consumer
Direct Installment	18	394
Direct Installment Purchased	—	—
Indirect Installment	119	170
Home Equity	74	32

Total consumer	211	596

Total loan recoveries	605	669

Net loans charged-off (recovered)	(110)	789

Provision charged to operating expense
Commercial	212	1,738
Real estate	(604)	312
Consumer	392	34

Total provision charged to operating expense	—	2,084

Balance at the end of the period	$16,102	$19,565

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

March 31, 2014	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,290	$—	$—	$—	$1,290
Collectively evaluated for impairment	5,580	2,812	1,665	4,388	14,445
Loans acquired with deteriorated credit quality	367	—	—	—	367

Total ending allowance balance	$7,237	$2,812	$1,665	$4,388	$16,102

Loans:
Individually evaluated for impairment	$7,335	$—	$—	$—	$7,335
Collectively evaluated for impairment	522,054	190,486	102,626	281,042	1,096,208
Loans acquired with deteriorated credit quality	492	—	—	—	492

Total ending loans balance	$529,881	$190,486	$102,626	$281,042	$1,104,035

December 31, 2013	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,312	$—	$—	$—	$1,312
Collectively evaluated for impairment	4,963	3,462	1,638	4,228	14,291
Loans acquired with deteriorated credit quality	389	—	—	—	389

Total ending allowance balance	$6,664	$3,462	$1,638	$4,228	$15,992

Loans:
Individually evaluated for impairment	$7,448	$—	$—	$—	$7,448
Collectively evaluated for impairment	489,547	186,526	98,636	279,448	1,054,157
Loans acquired with deteriorated credit quality	9,355	24	—	1,030	10,409

Total ending loans balance	$506,350	$186,550	$98,636	$280,478	$1,072,014

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6—Non-performing Loans and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

March 31, 2014	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$294	$—	$81	$769	$1,144
Non owner occupied real estate	2,192	—	1,084	514	3,790
Residential development	—	—	—	—	—
Development & Spec Land Loans	162	—	—	—	162
Commercial and industrial	1,043	—	1,173	—	2,216

Total commercial	3,691	—	2,338	1,283	7,312
Real estate
Residential mortgage	2,709	3	858	2,510	6,080
Residential construction	—	—	278	—	278
Mortgage warehouse	—	—	—	—	—

Total real estate	2,709	3	1,136	2,510	6,358
Consumer
Direct Installment	289	20	—	—	309
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	536	103	—	—	639
Home Equity	1,548	77	187	1,206	3,018

Total Consumer	2,373	200	187	1,206	3,966

Total	$8,773	$203	$3,661	$4,999	$17,636

December 31, 2013	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Non Performing TDR’s	Performing TDR’s	Total Non- Performing Loans
Commercial
Owner occupied real estate	$293	$—	$222	$778	$1,293
Non owner occupied real estate	2,289	45	1,117	518	3,969
Residential development	—	—	—	—	—
Development & Spec Land Loans	182	—	—	—	182
Commercial and industrial	1,250	—	777	—	2,027

Total commercial	4,014	45	2,116	1,296	7,471
Real estate
Residential mortgage	2,459	2	719	2,686	5,866
Residential construction	—	—	280	—	280
Mortgage warehouse	—	—	—	—	—

Total real estate	2,459	2	999	2,686	6,146
Consumer
Direct Installment	202	—	—	—	202
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	531	2	—	—	533
Home Equity	2,542	—	311	1,072	3,925

Total Consumer	3,275	2	311	1,072	4,660

Total	$9,748	$49	$3,426	$5,054	$18,277

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $8.8 million of non-accrual loans and the $3.7 million of non-performing TDR’s at March 31, 2014 were $2.6 million and $436,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Credit Officer or the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2014, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2014, the Company had $8.7 million in TDRs and $5.0 million were performing according to the restructured terms and no TDR’s were returned to accrual status during the first three months of 2014. There was $1.5 million of specific reserves allocated to TDRs at March 31, 2014 based on the discounted cash flows.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructuring during the three months ended March 31, 2014 and 2013, segregated by class, are shown in the table below.

	March 31, 2014		March 31, 2013
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	2	$76
Non owner occupied real estate	—	—	1	70
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	2	398	—	—

Total commercial	2	398	3	146
Real estate
Residential mortgage	—	—	3	390
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	—	—	3	390
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	146	2	791

Total Consumer	1	146	2	791

Total	3	$544	8	$1,327

Troubled debt restructured loans which had payment defaults during the three months ended March 31, 2014 and 2013, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

	March 31, 2014		March 31, 2013
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	2	$76
Non owner occupied real estate	—	—	1	70
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	2	398	—	—

Total commercial	2	398	3	146
Real estate
Residential mortgage	1	154	1	234
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	1	154	1	234
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	146	—	—

Total Consumer	1	146	—	—

Total	4	$698	4	$380

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending
March 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,145	$1,148	$—	$1,759	$12
Non owner occupied real estate	3,443	3,446	—	3,514	5
Residential development	—	—	—	—	—
Development & Spec Land Loans	24	24	—	24	—
Commercial and industrial	333	349	—	608	—

Total commercial	4,945	4,967	—	5,905	17
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	(1)	—
Non owner occupied real estate	347	347	170	353	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	138	138	40	142	—
Commercial and industrial	1,883	1,883	1,080	1,727	2

Total commercial	2,368	2,368	1,290	2,221	2

Total	$7,313	$7,335	$1,290	$8,126	$19

				Three Months Ending
March 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$3,310	$3,317	$—	$4,906	$14
Non owner occupied real estate	2,578	2,579	—	3,793	11
Residential development	—	—	—	—	—
Development & Spec Land Loans	135	135	—	166	—
Commercial and industrial	912	928	—	1,877	—

Total commercial	6,935	6,959	—	10,742	25
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	1,763	1,763	1,080	1,774	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	564	564	600	569	—
Commercial and industrial	792	792	265	794	—

Total commercial	3,119	3,119	1,945	3,137	—

Total	$10,054	$10,078	$1,945	$13,879	$25

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

March 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$218	$127	$—	$345	$173,169	$173,514
Non owner occupied real estate	122	—	—	122	230,103	230,225
Residential development	—	—	—	—	833	833
Development & Spec Land Loans	—	—	—	—	21,347	21,347
Commercial and industrial	110	—	—	110	102,002	102,112

Total commercial	450	127	—	577	527,454	528,031
Real estate
Residential mortgage	313	—	3	316	180,533	180,849
Residential construction	—	—	—	—	8,692	8,692
Mortgage warehouse	—	—	—	—	102,146	102,146

Total real estate	313	—	3	316	291,371	291,687
Consumer
Direct Installment	67	10	20	97	30,459	30,556
Direct Installment Purchased	—	—	—	—	270	270
Indirect Installment	771	41	103	915	130,479	131,394
Home Equity	555	278	77	910	117,222	118,132

Total consumer	1,393	329	200	1,922	278,430	280,352

Total	$2,156	$456	$203	$2,815	$1,097,255	$1,100,070

Percentage of total loans	0.20%	0.04%	0.02%	0.26%	99.74%

December 31, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$341	$—	$—	$341	$155,921	$156,262
Non owner occupied real estate	424	—	45	469	224,244	224,713
Residential development	—	—	—	—	400	400
Development & Spec Land Loans	—	—	—	—	21,289	21,289
Commercial and industrial	—	—	—	—	101,920	101,920

Total commercial	765	—	45	810	503,774	504,584
Real estate
Residential mortgage	445	87	2	534	175,534	176,068
Residential construction	—	—	—	—	9,508	9,508
Mortgage warehouse	—	—	—	—	98,156	98,156

Total real estate	445	87	2	534	283,198	283,732
Consumer
Direct Installment	120	24	—	144	29,839	29,983
Direct Installment Purchased	—	—	—	—	294	294
Indirect Installment	1,011	175	2	1,188	130,196	131,384
Home Equity	767	58	—	825	117,133	117,958

Total consumer	1,898	257	2	2,157	277,462	279,619

Total	$3,108	$344	$49	$3,501	$1,064,434	$1,067,935

Percentage of total loans	0.29%	0.03%	0.00%	0.33%	99.67%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$163,274	$2,667	$7,573	$—	$173,514
Non owner occupied real estate	213,918	6,211	10,096	—	230,225
Residential development	738	95	—	—	833
Development & Spec Land Loans	19,984	88	1,275	—	21,347
Commercial and industrial	92,357	6,045	3,710	—	102,112

Total commercial	490,271	15,106	22,654	—	528,031
Real estate
Residential mortgage	174,769	—	6,080	—	180,849
Residential construction	8,414	—	278	—	8,692
Mortgage warehouse	102,146	—	—	—	102,146

Total real estate	285,329	—	6,358	—	291,687
Consumer
Direct Installment	30,247	—	309	—	30,556
Direct Installment Purchased	270	—	—	—	270
Indirect Installment	130,755	—	639	—	131,394
Home Equity	115,114	—	3,018	—	118,132

Total Consumer	276,386	—	3,966	—	280,352

Total	$1,051,985	$15,106	$32,978	$—	$1,100,070

Percentage of total loans	95.63%	1.37%	3.00%	0.00%

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$146,085	$2,231	$7,946	$—	$156,262
Non owner occupied real estate	208,625	5,047	11,041	—	224,713
Residential development	400	—	—	—	400
Development & Spec Land Loans	19,858	91	1,340	—	21,289
Commercial and industrial	91,852	6,492	3,576	—	101,920

Total commercial	466,820	13,861	23,903	—	504,584
Real estate
Residential mortgage	170,202	—	5,866	—	176,068
Residential construction	9,228	—	280	—	9,508
Mortgage warehouse	98,156	—	—	—	98,156

Total real estate	277,586	—	6,146	—	283,732
Consumer
Direct Installment	29,781	—	202	—	29,983
Direct Installment Purchased	294	—	—	—	294
Indirect Installment	130,851	—	533	—	131,384
Home Equity	114,033	—	3,925	—	117,958

Total Consumer	274,959	—	4,660	—	279,619

Total	$1,019,365	$13,861	$34,709	$—	$1,067,935

Percentage of total loans	95.45%	1.30%	3.25%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7—Derivative financial instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at March 31, 2014 and December 31, 2013. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2014 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2014 the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $100.1 million at March 31, 2014 and $95.3 million at December 31, 2013.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2014, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative March 31, 2014		Liability Derivatives March 31, 2014
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$154
Interest rate contracts	Other Assets	154	Other liabilities	3,051

Total derivatives designated as hedging instruments		154		3,205

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	470	Other liabilities	39

Total derivatives not designated as hedging instruments		470		39

Total derivatives		$624		$3,244

	Asset Derivative December 31, 2013		Liability Derivatives December 31, 2013
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$7	Other liabilities	$(53)
Interest rate contracts	Other Assets	(60)	Other liabilities	2,826

Total derivatives designated as hedging instruments		(53)		2,773

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	212	Other liabilities	22

Total derivatives not designated as hedging instruments		212		22

Total derivatives		$159		$2,795

The effect of the derivative instruments on the condensed consolidated statement of income for the three month periods ending is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended March 31
Derivative in cash flow hedging relationship	2014 (Unaudited)	2013 (Unaudited)
Interest rate contracts	$(146)	$285

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended March 31
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2014 (Unaudited)	2013 (Unaudited)
Interest rate contracts	Interest income—loans	$207	$(401)
Interest rate contracts	Interest income—loans	(207)	401

Total		$—	$—

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended March 31
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2014 (Unaudited)	2013 (Unaudited)
Mortgage contracts	Other income—gain on sale of loans	$240	$(12)

Note 8—Disclosures about fair value of assets and liabilities

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Available-for-sale securities
U.S. Treasury and federal agencies	$42,641	$—	$42,641	$—
State and municipal	178,333	—	178,333	—
Federal agency collateralized mortgage obligations	114,836	—	114,836	—
Federal agency mortgage-backed pools	181,573	—	181,573	—
Private labeled mortgage-backed pools	1,056	—	1,056	—
Corporate notes	991	—	991	—

Total available-for-sale securities	519,430	—	519,430	—
Hedged loans	100,564	—	100,564	—
Forward sale commitments	470	—	470	—
Interest rate swap agreements	(3,205)	—	(3,205)	—
Commitments to originate loans	(39)	—	(39)	—
December 31, 2013
Available-for-sale securities
U.S. Treasury and federal agencies	$43,134	$—	$43,134	$—
State and municipal	177,898	—	177,898	—
Federal agency collateralized mortgage obligations	114,706	—	114,706	—
Federal agency mortgage-backed pools	170,894	—	170,894	—
Private labeled mortgage-backed pools	1,226	—	1,226	—
Corporate notes	733	—	733	—

Total available-for-sale securities	508,591	—	508,591	—
Hedged loans	95,372	—	95,372	—
Forward sale commitments	212	—	212	—
Interest rate swap agreements	(2,773)	—	(2,773)	—
Commitments to originate loans	(22)	—	(22)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended March 31
Non Interest Income	2014	2013
Total gains and losses from:	(Unaudited)	(Unaudited)
Hedged loans	$207	$(401)
Fair value interest rate swap agreements	(207)	401
Derivative loan commitments	240	(12)

	$240	$(12)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Impaired loans	$6,023	$—	$—	$6,023
Mortgage servicing rights	7,030	—	—	7,030
December 31, 2013
Impaired loans	$6,114	$—	$—	$6,114
Mortgage servicing rights	7,039	—	—	7,039

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSR’s fair value increased by $5,000 during the first three months of 2014 and increased by $33,000 during the first three months of 2013.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,023	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$7,030	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,114	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$7,039	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

Note 9—Fair Value of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2014 and December 31, 2013. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$35,820	$35,820	$—	$—
Investment securities, held to maturity	9,910	—	—	9,910
Loans held for sale	5,335	—	—	5,335
Loans excluding loan level hedges, net	984,128	—	—	1,009,380
Stock in FHLB and FRB	14,184	—	14,184	—
Interest receivable	7,536	—	7,536	—
Liabilities
Non-interest bearing deposits	$238,499	$238,499	$—	$—
Interest-bearing deposits	1,117,072	—	1,051,391	—
Borrowings	236,043	—	237,997	—
Subordinated debentures	32,525	—	32,587	—
Interest payable	498	—	498	—

	December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$31,721	$31,721	$—	$—
Investment securities, held to maturity	9,910	—	—	9,910
Loans held for sale	3,281	—	—	3,281
Loans excluding loan level hedges, net	957,464	—	—	975,910
Stock in FHLB and FRB	14,184	—	14,184	—
Interest receivable	7,501	—	7,501	—
Liabilities
Non-interest bearing deposits	$231,096	$231,096	$—	$—
Interest-bearing deposits	1,060,424	—	1,002,980	—
Borrowings	256,296	—	257,093	—
Subordinated debentures	32,486	—	32,528	—
Interest payable	506	—	506	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 10—Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in capital are as follows:

	March 31	December 31
	2014	2013
Unrealized gain on securities available for sale	$4,590	$164
Unrealized loss on derivative instruments	(3,051)	(2,826)
Tax effect	(538)	933

Total accumulated other comprehensive income (loss)	$1,001	$(1,729)

Note 11—Business Combination

On November 12, 2013, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of SCB Bancorp, Inc., a Michigan corporation (“SCB”). Pursuant to the Merger Agreement, SCB would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Summit Community Bank, a Michigan-chartered commercial bank and wholly owned subsidiary of SCB, would merge with and into a wholly owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

On April 3, 2014 Horizon completed the acquisition of SCB and Horizon Bank N.A.’s acquisition of Summit Community Bank, through mergers effective April 3, 2014. Under the terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon common stock (the “Exchange Ratio”) and $5.15 in cash for each outstanding share of SCB common stock. SCB shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to SCB shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million.

As of March 31, 2013, Summit Community Bank reported total assets of approximately $154.1 million, total deposits of approximately $119.3 million and total net loans of approximately $130.9 million.

Note 12—Future accounting matters

Accounting Standards Update No. 2014-01- Accounting for Investments in Qualified Affordable Housing Projects – In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2014-04- Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

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

Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

•	Changes in general economic conditions and their impact on Horizon and its customers, including the slowing or failure of economic recovery

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	unavailability of sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the impact of the Basel III capital rules as adopted by the federal banking agencies;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	Inability to contain costs and expenses;

•	the ability of the U.S. federal government to manage federal debt limits; and

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

•	the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2013 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern and Central Indiana and Southwestern and South Central Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.

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

On April 3, 2014 Horizon completed the acquisition of SCB and Horizon Bank N.A.’s acquisition of Summit Community Bank, through mergers effective April 3, 2014. Under the terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon common stock and $5.15 in cash for each outstanding share of SCB common stock. SCB shares outstanding at the closing were 1,164,442, and the shares of Horizon’s common stock issued to SCB shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million.

Following are some highlights of Horizon’s financial performance through the first three months of 2014:

•	First quarter 2014 net income was $3.4 million or $.38 diluted earnings per share.

•	Excluding fees related to the acquisition of SCB Bancorp, Inc., net income for the first quarter of 2014 was $3.6 million or $.40 diluted earnings per share.

•	Net interest income, after provisions for loan losses, for the first three months of 2014 was $13.3 million compared with $13.9 million for the same period in the prior year.

•	Horizon’s previously announced acquisition of SCB Bancorp, Inc. and its wholly-owned subsidiary, Summit Community Bank, headquartered in East Lansing, Michigan closed as scheduled on April 3, 2014.

•	Horizon did not record a provision for the three months ended March 31, 2014 compared with a provision of $2.1 million for same period of 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

•	Non-interest income was $5.5 million in first quarter 2014 compared with $7.5 million in the same period of 2013, reflecting a decrease of $1.7 million in gain on sale of loans and a decrease of $368,000 in gain on sale of investment securities.

•	Total loans increased $34.0 million during the quarter to $1.1 billion at March 31, 2014.

•	Commercial loans increased $23.4 million during the quarter or 4.6% to $528.6 million at March 31, 2014.

•	Core deposits increased $67.7 million during the quarter or 6.7% to $1.1 billion at March 31, 2014.

•	Horizon’s tangible book value per share rose to $15.52 at March 31, 2014, compared to $14.97 at December 31, 2013 and $14.64 at March 31, 2013.

•	Horizon Bank’s capital ratios, including Tier 1 Capital to Average Assets of 9.51% and Total Capital to Risk Weighted Assets of 14.12% as of March 31, 2014, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2013 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2014, Horizon had core deposit intangibles of $3.1 million subject to amortization and $20.5 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2014 was $22.28 per share compared to a book value of $18.22 per common share. Horizon reported record earnings for the fourteenth consecutive year in 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

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

And Results of Operations

For the Three Months Ended March 31, 2014

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

Financial Condition

On March 31, 2014, Horizon’s total assets were $1.8 billion, an increase of approximately $48.3 million compared to December 31, 2013. The increase was primarily due to the growth in net loans and investment securities of $33.9 million and $10.8 million, respectively.

Investment securities were comprised of the following as of:

	March 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$43,098	$42,641	$43,808	$43,134
State and municipal	174,538	178,333	176,670	177,898
Federal agency collateralized mortgage obligations	115,584	114,836	116,047	114,706
Federal agency mortgage-backed pools	179,625	181,573	170,006	170,894
Private labeled mortgage-backed pools	1,024	1,056	1,188	1,226
Corporate notes	970	991	708	733

Total available for sale investment securities	$514,839	$519,430	$508,427	$508,591

Held to maturity, State and Municipal	$9,910	$9,910	$9,910	$9,910

Total investment securities increased by approximately $10.8 million at March 31, 2014 compared to December 31, 2013 due to excess liquidity from the growth in deposits.

Net loans increased $33.9 million since December 31, 2013 to $1.1 billion as of March 31, 2014. This increase was the result of an increase in commercial loans of $23.4 million, mortgage warehouse loans of $4.0 million, residential mortgage loans of $3.9 million and consumer loans of $595,000. The growth in commercial loans is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint and market expansion.

Total deposits increased $64.1 million during the first three months of 2014. This increase was the result of non-interest bearing deposit accounts increasing by $7.4 million due to increased calling and marketing efforts and interest bearing transaction accounts increasing by $60.3 million, primarily due to increased municipal deposits, partially offset by a decrease in time deposits of $3.6 million during the first three months of 2014.

The Company’s borrowings decreased $20.3 million from December 31, 2013 as deposit growth of $64.1 million outpaced loan growth of $34.0 million during first three months of 2014, thereby reducing the Company’s reliance on borrowings to fund loan growth during the quarter. At March 31, 2014, the Company had $20.0 million in short-term funds borrowed compared to $41.0 million at December 31, 2013. The Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $169.8 million at March 31, 2014 compared to $164.5 million at December 31, 2013. The increase in stockholders’ equity during the period was the result of the generation of net income and an increase in accumulated other comprehensive income, partially offset by dividends declared. At March 31, 2014, the ratio of average stockholders’ equity to average assets was 9.65% compared to 9.46% for December 31, 2013. Book value per common share at March 31, 2014 increased to $18.22 compared to $17.64 at December 31, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

Results of Operations

Overview

Consolidated net income for the three-month period ended March 31, 2014 was $3.4 million, a decrease of 35.7% from the $5.3 million for the same period in 2013. Earnings per common share for the three months ended March 31, 2014 were $0.39 basic and $0.38 diluted, compared to $0.60 basic and $0.58 diluted for the same three-month period in 2013. Diluted earnings per share decreased by $.20 compared with the same three-month period in 2013 due primarily to the decline in mortgage warehouse activity, lower gain on sale of loans from mortgage origination volume, lower yields on loans and a reduction in interest income from Heartland loan valuation discounts recognized at the time of acquisition being accreted and discounts recognized from loans paying off. Excluding transaction expenses related to the acquisition of SCB Bancorp, Inc. of $311,000, net income would have been $3.6 million or $.40 diluted earnings per share for the first quarter of 2014.

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

Net interest income during the three months ended March 31, 2014 was $13.3 million, a decrease of $2.7 million from the $16.0 million earned during the same period in 2013. Yields on the Company’s interest-earning assets decreased by 66 basis points to 4.29% for the three months ending March 31, 2014 from 4.95% for the three months ended March 31, 2013. Interest income decreased $3.0 million from $19.4 million for the three months ended March 31, 2013 to $16.5 million for the same period in 2014. This decrease was primarily due to a decrease in mortgage warehouse balances, lower yields on loans and a reduction in interest income from Heartland loan valuation discounts recognized at the time of acquisition being accreted and discounts recognized from loans paying off of $389,000 for the first quarter of 2014 compared to $2.0 million for the same period in 2013.

Rates paid on interest-bearing liabilities decreased by 4 basis points for the three months ended March 31, 2014 compared to the same period in 2013 due to the continued low interest rate environment. Interest expense decreased $224,000 from $3.4 million for the three months ended March 31, 2013 to $3.2 million for the same period in 2014. This decrease was due to a lower amount of average interest-bearing liabilities and lower rates being paid on the Company’s interest bearing liabilities. The net interest margin decreased 62 basis points from 4.10% for the three months ended March 31, 2013 to 3.48% for the same period in 2014. The decrease in the margin for the three-months ended March 31, 2014 compared to the same period in 2013 was due to the decrease of approximately $1.6 million of interest income from Heartland loan discounts being accreted and loans paying off before their scheduled maturity as well as a reduction in the yield on interest-earning assets. Excluding the interest income recognized from the loan discounts, the margin would have been 3.38% for the three-month period ending March 31, 2014 compared to 3.62% for the same period in 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

The following are the average balance sheets for the three months ending:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$7,439	$4	0.22%	$12,639	$8	0.26%
Interest-earning deposits	5,722	3	0.21%	7,423	2	0.11%
Investment securities—taxable	386,793	2,383	2.50%	371,311	2,012	2.20%
Investment securities—non-taxable (1)	147,840	1,123	4.28%	120,652	967	4.33%
Loans receivable (2)(3)	1,050,491	12,954	5.00%	1,105,843	16,440	6.03%

Total interest-earning assets (1)	1,598,285	16,467	4.29%	1,617,868	19,429	4.95%
Noninterest-earning assets
Cash and due from banks	24,890			23,745
Allowance for loan losses	(16,166)			(18,425)
Other assets	138,322			134,623

	$1,745,331			$1,757,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,079,514	$1,277	0.48%	$1,102,599	$1,480	0.54%
Borrowings	228,138	1,422	2.53%	241,383	1,448	2.43%
Subordinated debentures	32,502	496	6.19%	32,370	491	6.15%

Total interest-bearing liabilities	1,340,154	3,195	0.97%	1,376,352	3,419	1.01%
Noninterest-bearing liabilities
Demand deposits	223,974			202,403
Accrued interest payable and other liabilities	12,807			18,082
Shareholders’ equity	168,396			160,974

	$1,745,331			$1,757,811

Net interest income/spread		$13,272	3.32%		$16,010	3.95%

Net interest income as a percent of average interest earning assets (1)			3.48%			4.10%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the three-months ended March 31, 2014, no provision was required to adequately fund the ALLL compared to a provision of $2.1 million for the same period of 2013. Commercial loan net recoveries during the first quarter of 2014 were $361,000, residential mortgage loan net charge-offs were $18,000, and consumer loan net charge-offs were $233,000. The lower provision for loan losses in the first quarter of 2014 compared to the same period of 2013 was due to the continued improvement of nonperforming and substandard loans. The ALLL balance at March 31, 2014 was $16.1 million or 1.46% of total loans. This compares to an ALLL balance of $16.0 million at December 31, 2013 or

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

1.49% of total loans and $19.6 million at March 31, 2013 or 1.78% of total loans. The decrease in the ratio at March 31, 2014 compared to December 31, 2013 was due an increase in total loans of $34.0 million. The decrease in the ratio at March 31, 2014 compared to March 31, 2013 was due to a decrease in the allowance for loan and lease losses of $3.5 million due to the continued improvement of nonperforming and substandard loans, partially offset by an increase in total loans of $7.3 million.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of March 31, 2014.

Non-performing loans totaled $17.6 million on March 31, 2014, down from $18.3 million and $23.7 million on December 31, 2013 and March 31, 2013, respectively. Compared to December 31, 2013, non-performing commercial loans and consumer loans decreased by $158,000 and $695,000, respectively, partially offset by an increase of $212,000 in non-performing real estate loans.

At March 31, 2014, loans acquired in the Heartland acquisition represented $4.2 million in non-performing, $9.0 million in substandard and $150,000 in delinquent loans, which compares to $4.5 million in non-performing, $10.3 million in substandard and $323,000 in delinquent loans at December 31, 2013 and $6.4 million in non-performing, $17.7 million in substandard and $3.4 million in delinquent loans at March 31, 2013.

Other Real Estate Owned (OREO) totaled $1.7 million on March 31, 2014, down from $2.1 million and $1.8 million on December 31, 2013 and March 31, 2013, respectively.

Non-interest Income

The following is a summary of changes in non-interest income:

	Three Months Ended
	March 31	March 31	Amount	Percent
	2014	2013	Change	Change
Non-interest Income
Service charges on deposit accounts	$923	$913	$10	1.1%
Wire transfer fees	112	190	(78)	-41.1%
Interchange fees	959	866	93	10.7%
Fiduciary activities	1,048	1,140	(92)	-8.1%
Gain on sale of securities	—	368	(368)	-100.0%
Gain on sale of mortgage loans	1,411	3,106	(1,695)	-54.6%
Mortgage servicing net of impairment	207	163	44	27.0%
Increase in cash surrender value of bank owned life insurance	233	252	(19)	-7.5%
Other income	629	462	167	36.1%

Total non-interest income	$5,522	$7,460	$(1,938)	-26.0%

Total non-interest income was $1.9 million lower in the first quarter of 2014 compared to the first quarter of 2013. Gain on sale of securities decreased $368,000 for the three months ended March 31, 2014 compared to the same period in 2013. Residential mortgage loan activity during the first quarter of 2014 generated $1.4 million of income from the gain on sale of mortgage loans, down $1.7 million from the same period in 2013. The reduction in the gain on sale of mortgages loans was due to the decrease in total origination volume of $36.9 million for the first quarter of 2014 compared to the same period in 2013, partially offset by an increase in the percentage earned on the sale of these loans. Loans originated for sale during the first quarter of 2014 totaled $52.6 million compared to $89.5 million for the same period in 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Three Months Ended
	March 31	March 31	Amount	Percent
	2014	2013	Change	Change
Non-interest expense
Salaries	$5,356	$5,179	$177	3.4%
Commission and bonuses	480	1,039	(559)	-53.8%
Employee benefits	1,647	1,286	361	28.1%
Net occupancy expenses	1,424	1,311	113	8.6%
Data processing	870	600	270	45.0%
Professional fees	608	499	109	21.8%
Outside services and consultants	661	712	(51)	-7.2%
Loan expense	1,015	1,114	(99)	-8.9%
FDIC deposit insurance	256	283	(27)	-9.5%
Other losses	38	(72)	110	-152.8%
Other expense	2,159	2,028	131	6.5%

Total non-interest expense	$14,514	$13,979	$535	3.8%

Total non-interest expenses were $535,000 higher in the first quarter of 2014 compared to the first quarter of 2013. Salaries and employee benefits increased $538,000 compared to the same quarter in 2013 primarily due to changes in annual merit pay, a larger employee base and increased employee benefits costs. Commission and bonuses decreased $559,000 compared to the same quarter in 2013 primarily due to lower mortgage loan origination volume and the resulting commissions paid on these loans and lower bonus accruals. Net occupancy expenses increased by $113,000 compared to the same quarter in 2013 as primarily as a result of higher maintenance costs from snow removal. Data processing expense increased during the quarter by $270,000 compared to the same period in 2013 due to growth and additional services and $96,000 in fees one-time fees associated with the SCB acquisition. Professional fees increased by $109,000 compared to the same period of 2013 due to $169,000 in fees associated with the SCB acquisition which occurred during the quarter. Other losses improved $110,000 year over year due to the reversal of a previously required reserve for potential repurchases of sold loans that were resolved without a loss during the first quarter of 2013. Other expenses increased $131,000 in the first quarter of 2014 compared to the same period in 2013 primarily due to the Company’s growth and expansion efforts.

Income Taxes

Income tax expense for the first quarter of 2014 was $863,000 compared to $2.1 million for same period of 2013. The effective tax rate for the first quarter of 2014 was 20.2% compared to 28.3% in the same period of 2013. The decrease in the effective tax rate is primarily due to lower net income during the first quarter of 2014.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2014

the FHLB. During the three months ended March 31, 2014, cash and cash equivalents increased by approximately $4.1 million. At March 31, 2014, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $317.1 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $311.8 million at December 31, 2013 and $435.5 million at March 31, 2013.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2014. Stockholders’ equity totaled $169.8 million as of March 31, 2014, compared to $164.5 million as of December 31, 2013. For the three months ended March 31, 2014, the ratio of average stockholders’ equity to average assets was 9.65% compared to 9.46% for the three months ended December 31, 2013. The increase in stockholders’ equity during the period was the result of the generation of net income and an increase in accumulated other comprehensive income, net of dividends declared.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending March 31, 2014, the dividend cost was approximately $31,000, or 1.0% annualized. For the remaining three quarters during of 2014, the dividend cost will be approximately $31,000 or 1.0% annualized. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital, subject to regulatory approval.

Horizon declared common stock dividends in the amount of $0.11 per share during the first three months of 2014 compared to $0.10 for the same period of 2013. The dividend payout ratio (dividends as a percent of basic earnings per share) was 28.0% and 16.7% for the first three months of 2014 and 2013, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2013.

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Office of the Comptroller of the Currency, as well as the Federal Deposit Insurance Corporation, adopted the new rule on July 9, 2013. The final approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions

The phase-in for banking organizations such as Horizon and the Bank will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. Horizon and the Bank are currently evaluating the impact of the implementation of the new capital and liquidity standards.

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three Months Ended March 31, 2014

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2013 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2013 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2014, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2014, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II — Other Information

For the Three Months Ended March 31, 2014

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

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II — Other Information

For the Three Months Ended March 31, 2014

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Craig M. Dwight
31.2	Certification of Mark E. Secor
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: May 9, 2014	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 9, 2014	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location
Exhibit 31.1	Certification of Craig M. Dwight	Attached
Exhibit 31.2	Certification of Mark E. Secor	Attached
Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 101	Interactive Data Files	Attached