Form 10-Q
period 2014-06-30
HORIZON BANCORP /IN/
filed 2014-08-11
CIK 706129

HORIZON BANCORP

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,210,786 shares of Common Stock, no par value, at August 11, 2014.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	June 30 2014	December 31 2013
	(Unaudited)
Assets
Cash and due from banks	$50,804	$31,721
Investment securities, available for sale	364,418	508,591
Investment securities, held to maturity (fair value of $175,494 and $9,910)	173,200	9,910
Loans held for sale	7,286	3,281
Loans, net of allowance for loan losses of $15,660 and $15,992	1,305,834	1,052,836
Premises and equipment, net	50,853	46,194
Federal Reserve and Federal Home Loan Bank stock	16,326	14,184
Goodwill	28,034	19,748
Other intangible assets	4,422	3,288
Interest receivable	8,280	7,501
Cash value life insurance	38,860	36,190
Other assets	24,934	24,832

Total assets	$2,073,251	$1,758,276

Liabilities
Deposits
Non-interest bearing	$270,023	$231,096
Interest bearing	1,229,080	1,060,424

Total deposits	1,499,103	1,291,520
Borrowings	340,201	256,296
Subordinated debentures	32,564	32,486
Interest payable	508	506
Other liabilities	13,539	12,948

Total liabilities	1,885,915	1,593,756

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 9,274,416 and 8,706,971 shares Outstanding, 9,201,786 and 8,630,966 shares	—	—
Additional paid-in capital	45,438	32,496
Retained earnings	127,154	121,253
Accumulated other comprehensive income (loss)	2,244	(1,729)

Total stockholders’ equity	187,336	164,520

Total liabilities and stockholders’ equity	$2,073,251	$1,758,276

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Interest Income
Loans receivable	$16,631	$16,906	$29,585	$33,346
Investment securities
Taxable	2,395	2,047	4,785	4,069
Tax exempt	1,096	1,024	2,219	1,991

Total interest income	20,122	19,977	36,589	39,406

Interest Expense
Deposits	1,355	1,445	2,632	2,925
Borrowed funds	1,478	1,456	2,900	2,904
Subordinated debentures	501	501	997	992

Total interest expense	3,334	3,402	6,529	6,821

Net Interest Income	16,788	16,575	30,060	32,585
Provision for loan losses	339	729	339	2,813

Net Interest Income after Provision for Loan Losses	16,449	15,846	29,721	29,772

Non-interest Income
Service charges on deposit accounts	1,038	988	1,961	1,901
Wire transfer fees	145	203	257	393
Interchange fees	1,254	1,060	2,213	1,926
Fiduciary activities	1,199	1,047	2,247	2,187
Gain on sale of investment securities (includes $0 for the three and six months ended June 30, 2014 and $0 for the three months ended and $368 for the six months ended June 30, 2013, related to accumulated other comprehensive earnings reclassifications)	—	—	—	368
Gain on sale of mortgage loans	2,537	2,807	3,948	5,913
Mortgage servicing income net of impairment	233	302	440	465
Increase in cash value of bank owned life insurance	252	257	485	509
Other income	(31)	185	598	647

Total non-interest income	6,627	6,849	12,149	14,309

Non-interest Expense
Salaries and employee benefits	8,293	7,721	15,776	15,225
Net occupancy expenses	1,360	1,295	2,784	2,606
Data processing	937	818	1,807	1,418
Professional fees	419	454	1,027	953
Outside services and consultants	1,298	486	1,959	1,198
Loan expense	1,272	1,402	2,287	2,516
FDIC insurance expense	285	268	541	551
Other losses	95	163	133	91
Other expense	2,449	2,188	4,608	4,216

Total non-interest expense	16,408	14,795	30,922	28,774

Income Before Income Tax	6,668	7,900	10,948	15,307
Income tax expense (includes $0 for the three and six months ended June 30, 2014 and $0 for the three months ended and $129 for the six months ended June 30, 2013, related to income tax expense from reclassification items)	1,890	2,235	2,753	4,331

Net Income	4,778	5,665	8,195	10,976
Preferred stock dividend and discount accretion	(32)	(96)	(63)	(242)

Net Income Available to Common Shareholders	$4,746	$5,569	$8,132	$10,734

Basic Earnings Per Share	$0.52	$0.65	$0.91	$1.25
Diluted Earnings Per Share	0.50	0.62	0.88	1.20

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollar Amounts in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Net Income	$4,778	$5,665	$8,195	$10,976

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(317)	1,582	(542)	2,020
Income tax effect	111	(554)	190	(707)

Changes from derivative instruments	(206)	1,028	(352)	1,313

Change in securities available-for-sale:
Unrealized appreciation (depreciation) for the period on available-for-sale securities	2,336	(12,168)	6,762	(14,607)
Unrealized appreciation (depreciation) for the period on held-to-maturity (1)	(108)	—	(108)	—
Reclassification adjustment for securities gains realized in income	—	—	—	368
Income tax effect	(779)	4,259	(2,329)	4,984

Unrealized gains (losses) on available-for-sale securities	1,449	(7,909)	4,325	(9,255)

Other Comprehensive Income (Loss), Net of Tax	1,243	(6,881)	3,973	(7,942)

Comprehensive Income (Loss)	$6,021	$(1,216)	$12,168	$3,034

(1)	The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of the transfer partially offsets the accretion of the difference between the par value and the fair value of the investment securities at the date of the transfer.

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2014	$12,500	$32,496	$121,253	$(1,729)	$164,520
Net income			8,195		8,195
Other comprehensive income, net of tax				3,973	3,973
Amortization of unearned compensation		166			166
Stock option expense		87			87
Stock issued from acquisition		12,689			12,689
Cash dividends on preferred stock (1.00%)			(63)		(63)
Cash dividends on common stock ($.24 per share)			(2,231)		(2,231)

Balances, June 30, 2014	$12,500	$45,438	$127,154	$2,244	$187,336

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2014	2013
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$8,195	$10,976
Items not requiring (providing) cash
Provision for loan losses	339	2,813
Depreciation and amortization	1,805	1,686
Share based compensation	87	16
Mortgage servicing rights recovery	(38)	(135)
Premium amortization on securities available for sale, net	1,132	1,540
Gain on sale of investment securities	—	(368)
Gain on sale of mortgage loans	(3,948)	(5,913)
Proceeds from sales of loans	93,991	202,947
Loans originated for sale	(94,048)	(198,000)
Change in cash value of life insurance	(485)	(509)
Gain on sale of other real estate owned	(173)	(277)
Net change in
Interest receivable	(432)	(33)
Interest payable	(50)	371
Other assets	702	7,101
Other liabilities	(1,190)	(983)

Net cash provided by operating activities	5,887	21,232

Investing Activities
Purchases of securities available for sale	(52,484)	(97,983)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	35,828	82,920
Purchase of securities held to maturity	(4,839)	(9,910)
Proceeds from maturities of securities held to maturity	7,900	—
Purchase of Federal Reserve Bank stock	(6)	(851)
Net change in loans	(130,424)	67,621
Proceeds on the sale of OREO and repossessed assets	2,095	2,053
Purchases of premises and equipment	(3,326)	(2,356)
Acquisition of SCB	7,925	—
Purchase of Mortgage Company	(736)	—

Net cash provided by (used in) by investing activities	(138,067)	41,494

Financing Activities
Net change in
Deposits	86,564	3,103
Borrowings	66,993	(62,849)
Dividends paid on common shares	(2,231)	(1,738)
Dividends paid on preferred shares	(63)	(242)

Net cash provided by (used in) financing activities	151,263	(61,726)

Net Change in Cash and Cash Equivalents	19,083	1,000
Cash and Cash Equivalents, Beginning of Period	31,721	30,735

Cash and Cash Equivalents, End of Period	$50,804	$31,735

Additional Supplemental Information
Interest paid	$6,527	$6,450
Income taxes paid	600	3,100
Transfer of loans to other real estate owned	1,999	1,381
Transfer of available-for -sale securities to held-to-maturity	167,047	—
The Company purchased all of the capital stock of Summit for $18,896. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	158,585	—
Cash paid to retire Summit debt	6,207	—
Cash paid for the capital stock	1,029	—
Liabilities assumed	138,660	—

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year of 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2013 filed with the Securities and Exchange Commission on February 28, 2014. The condensed consolidated balance sheet of Horizon as of December 31, 2013 has been derived from the audited balance sheet as of that date.

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

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$4,778	$5,665	$8,195	$10,976
Less: Preferred stock dividends and accretion of discount	32	96	63	242

Net income available to common shareholders	$4,746	$5,569	$8,132	$10,734

Weighted average common shares outstanding	9,182,986	8,617,466	8,908,492	8,617,466

Basic earnings per share	$0.52	$0.65	$0.91	$1.25

Diluted earnings per share
Net income available to common shareholders	$4,746	$5,569	$8,132	$10,734

Weighted average common shares outstanding	9,182,986	8,617,466	8,908,492	8,617,466
Effect of dilutive securities:
Warrants	303,399	287,815	308,060	290,550
Restricted stock	38,003	35,263	38,717	35,411
Stock options	36,551	33,559	38,154	33,981

Weighted average shares outstanding	9,560,939	8,974,103	9,293,423	8,977,408

Diluted earnings per share	$0.50	$0.62	$0.88	$1.20

At June 30, 2014 and 2013, there were 42,683 and 46,760 shares, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

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

Note 2 – Acquisition

On April 3, 2014 Horizon closed its acquisition of SCB Bancorp, Inc. (“Summit”) and Horizon Bank N.A.’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). For the six months ended June 30, 2014, the Company had approximately $1.2 million is costs related to the acquisition. These expenses are classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Under the purchase method of accounting, the total estimated purchase price is allocated to Summit’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary purchase price for the Summit acquisition is allocated as follows:

ASSETS		LIABILITIES
Cash and due from banks	$15,161	Deposits
		Non-interest bearing	$27,274
Commercial	70,441	NOW accounts	16,332
Residential mortgage	43,448	Savings and money market	35,045
Consumer	10,192	Certificates of deposits	42,368

Total loans	124,081	Total deposits	121,019

Premises and equipment, net	2,548	Borrowings	16,990
FRB and FHLB stock	2,136	Interest payable	52
Goodwill	8,286	Other liabilities	599
Core deposit intangible	822
Interest receivable	347
Cash value life insurance	2,185
Other assets	3,019

Total assets purchased	$158,585	Total liabilities assumed	$138,660

Common shares issued	$12,689
Cash paid	6,207
Retirement of Holding Company Debt	1,029

Total estimated purchase price	$19,925

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Of the total estimated purchase price of $19.9 million, $822,000 has been allocated to core deposit intangible. Additionally, $8.3 million has been allocated to goodwill and $4.4 million of the purchase price is deductible and was assigned to the business assets. The core deposit intangible will be amortized over seven years on a straight line basis.

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

The Company acquired the $130.5 million loan portfolio at a fair value discount of $6.4 million. The performing portion of the portfolio, $106.2 million, had an estimated fair value of $104.6 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20.

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 as of April 3, 2014.

Contractually required principal and interest at acquisition	$14,460
Contractual cash flows not expected to be collected (nonaccretable differences)	3,077

Expected cash flows at acquisition	11,383
Interest component of expected cash flows (accretable discount)	1,758

Fair value of acquired loans accounted for under ASC 310-30	$9,625

Pro-forma statements were not presented due to the materiality of the transaction.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$35,737	$137	$(342)	$35,532
State and municipal	47,691	1,778	(88)	49,381
Federal agency collateralized mortgage obligations	115,503	1,159	(1,420)	115,242
Federal agency mortgage-backed pools	158,907	4,367	(687)	162,587
Private labeled mortgage-backed pools	892	28	—	920
Corporate notes	738	18	—	756

Total available for sale investment securities	$359,468	$7,487	$(2,537)	$364,418

Held to maturity
U.S. Treasury and federal agencies	$9,764	$79	$—	$9,843
State and municipal	136,131	1,816	(19)	137,928
Federal agency collateralized mortgage obligations	4,360	5	(1)	4,364
Federal agency mortgage-backed pools	22,945	414	—	23,359

Total held to maturity investment securities	$173,200	$2,314	$(20)	$175,494

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$43,808	$133	$(807)	$43,134
State and municipal	176,670	4,405	(3,177)	177,898
Federal agency collateralized mortgage obligations	116,047	1,242	(2,583)	114,706
Federal agency mortgage-backed pools	170,006	3,172	(2,284)	170,894
Private labeled mortgage-backed pools	1,188	38	—	1,226
Corporate notes	708	25	—	733

Total available for sale investment securities	$508,427	$9,015	$(8,851)	$508,591

Held to maturity, State and Municipal	$9,910	$—	$—	$9,910

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. While these securities are held in the available for sale portfolio and held-to-maturity, Horizon intends, and has the ability, to hold them until the earlier of a recovery in fair value or maturity.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2014, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2014.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The Company elected to transfer 319 available-for-sale (“AFS”) securities with an aggregate fair value of $167.1 million to a classification of held-to-maturity (“HTM”) on April 1, 2014. In accordance with FASB ASC 320-10-55-24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding gain of $1.3 million, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre-tax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities. The fair value of the transferred AFS securities became the book value of the HTM securities at April 1, 2014, with no unrealized gain or loss at this date. Future reporting periods, with potential changes in market value for these securities, would likely record an unrealized gain or loss for disclosure purposes.

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$4,738	$4,778	$3,643	$3,663
One to five years	45,331	45,937	49,198	49,627
Five to ten years	28,584	29,278	106,225	107,424
After ten years	5,513	5,676	62,120	61,051

	84,166	85,669	221,186	221,765
Federal agency collateralized mortgage obligations	115,503	115,242	116,047	114,706
Federal agency mortgage-backed pools	158,907	162,587	170,006	170,894
Private labeled mortgage-backed pools	892	920	1,188	1,226

Total available for sale investment securities	$359,468	$364,418	$508,427	$508,591

Held to maturity
Within one year	$5,951	$5,951	$9,910	$9,910
One to five years	383	384	—	—
Five to ten years	89,024	90,139	—	—
After ten years	50,537	51,297	—	—

	145,895	147,771	9,910	9,910
Federal agency collateralized mortgage obligations	4,360	4,364	—	—
Federal agency mortgage-backed pools	22,945	23,359	—	—

Total held to maturity investment securities	$173,200	$175,494	$9,910	$9,910

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$3,064	$(20)	$23,661	$(322)	$26,725	$(342)
State and municipal	4,826	(27)	4,405	(80)	9,231	(107)
Federal agency collateralized mortgage obligations	12,989	(35)	42,578	(1,386)	55,567	(1,421)
Federal agency mortgage-backed pools	—	—	35,378	(687)	35,378	(687)

Total temporarily impaired securities	$20,879	$(82)	$106,022	$(2,475)	$126,901	$(2,557)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$32,099	$(807)	$—	$—	$32,099	$(807)
State and municipal	57,078	(2,993)	3,206	(184)	60,284	(3,177)
Federal agency collateralized mortgage obligations	64,445	(2,121)	8,601	(462)	73,046	(2,583)
Federal agency mortgage-backed pools	87,919	(2,284)	—	—	87,919	(2,284)

Total temporarily impaired securities	$241,541	$(8,205)	$11,807	$(646)	$253,348	$(8,851)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Sales of securities available for sale (Unaudited)
Proceeds	$—	$—	$—	$23,485
Gross gains	—	—	—	376
Gross losses	—	—	—	(8)

Note 4 – Loans

	June 30 2014	December 31 2013
Commercial
Working capital and equipment	$276,180	$241,569
Real estate, including agriculture	347,051	245,313
Tax exempt	4,670	2,898
Other	20,301	15,409

Total	648,202	505,189

Real estate
1–4 family	231,230	181,393
Other	4,293	4,565

Total	235,523	185,958

Consumer
Auto	142,464	139,915
Recreation	5,677	4,839
Real estate/home improvement	34,084	30,729
Home equity	106,517	96,924
Unsecured	4,126	3,825
Other	4,005	3,293

Total	296,873	279,525

Mortgage warehouse	140,896	98,156

Total loans	1,321,494	1,068,828
Allowance for loan losses	(15,660)	(15,992)

Loans, net	$1,305,834	$1,052,836

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

June 30, 2014	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$206,000	$332	$642	$206,974
Non owner occupied real estate	294,681	345	542	295,568
Residential spec homes	835	1	—	836
Development & spec land loans	24,188	81	33	24,302
Commercial and industrial	121,192	830	89	122,111

Total commercial	646,896	1,589	1,306	649,791

Residential mortgage	225,819	872	636	227,327
Residential construction	9,068	17	—	9,085
Mortgage warehouse	140,896	480	—	141,376

Total real estate	375,783	1,369	636	377,788

Direct installment	34,106	110	(335)	33,881
Direct installment purchased	256	—	—	256
Indirect installment	132,053	287	—	132,340
Home equity	130,734	567	59	131,360

Total consumer	297,149	964	(276)	297,837

Total loans	1,319,828	3,922	1,666	1,325,416
Allowance for loan losses	(15,660)	—	—	(15,660)

Net loans	$1,304,168	$3,922	$1,666	$1,309,756

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

December 31, 2013	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$156,262	$257	$207	$156,726
Non owner occupied real estate	224,713	105	299	225,117
Residential spec homes	400	—	—	400
Development & spec land loans	21,289	62	42	21,393
Commercial and industrial	101,920	737	57	102,714

Total commercial	504,584	1,161	605	506,350

Residential mortgage	176,068	578	382	177,028
Residential construction	9,508	14	—	9,522
Mortgage warehouse	98,156	480	—	98,636

Total real estate	283,732	1,072	382	285,186

Direct installment	29,983	104	(281)	29,806
Direct installment purchased	294	—	—	294
Indirect installment	131,384	320	—	131,704
Home equity	117,958	529	187	118,674

Total consumer	279,619	953	(94)	280,478

Total loans	1,067,935	3,186	893	1,072,014
Allowance for loan losses	(15,992)	—	—	(15,992)

Net loans	$1,051,943	$3,186	$893	$1,056,022

Note 5 – Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in acquisitions and the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The carrying amount of those loans is included in the balance sheet amounts of loans receivable are as follows:

	June 30	June 30	June 30
	2014 Heartland	2014 Summit	2014 Total
Commercial	19,801	73,026	$92,827
Real estate	10,659	26,075	36,734
Consumer	9,304	9,580	18,884

Outstanding balance	$39,764	$108,681	$148,445

Carrying amount, net of allowance of $494			$147,951

	December 31 2013	December 31 2013	December 31 2013
	Heartland	Summit	Total
Commercial	$37,048	$—	$37,048
Real estate	11,761	—	11,761
Consumer	11,485	—	11,485

Outstanding balance	$60,294	$—	$60,294

Carrying amount, net of allowance of $389			$59,905

Accretable yield, or income expected to be collected for the six months ended June 30, is as follows:

	Heartland	Summit	2014
Balance at January 1	$3,185	$494	$3,185
Additions	—	1,758	1,758
Accretion	(288)	—	(288)
Reclassification from nonaccreatable difference	—	—	—
Disposals	(95)	—	(95)

Balance at June 30	$2,802	$1,758	$4,560

	Heartland	Summit	2013
Balance at January 1	$6,111	$—	$6,111
Additions	—	—	—
Accretion	(451)	—	(451)
Reclassification from nonaccreatable difference	—	—	—
Disposals	(696)	—	(696)

Balance at June 30	$4,964	$—	$4,964

During the three and six months ended June 30, 2014, the Company increased the allowance for loan losses by a charge to the income statement by $339,000 and $339,000, respectively and for the three and six months ended June 30, 2013, $100,000 and $1.5 million, respectively. No allowances for loan losses were reversed for the three or six months ended June 30, 2014 or 2013.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Balance at beginning of the period	$16,102	$19,565	$15,992	$18,270
Loans charged-off:
Commercial
Owner occupied real estate	—	6	—	138
Non owner occupied real estate	—	45	22	191
Residential development	—	—	—	—
Development & Spec Land Loans	166	—	173	—
Commercial and industrial	127	774	127	913

Total commercial	293	825	322	1,242
Real estate
Residential mortgage	172	416	194	559
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	172	416	194	559
Consumer
Direct Installment	44	88	77	195
Direct Installment Purchased	—	—	—	—
Indirect Installment	341	271	568	624
Home Equity	247	201	431	639

Total consumer	632	560	1,076	1,458

Total loans charged-off	1,097	1,801	1,592	3,259
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	2	14	6	46
Non owner occupied real estate	74	1	75	3
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	32	111	417	147

Total commercial	108	126	498	196
Real estate
Residential mortgage	3	5	7	8
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	3	5	7	8
Consumer
Direct Installment	21	54	39	448
Direct Installment Purchased	—	—	—	—
Indirect Installment	147	202	266	372
Home Equity	37	—	111	32

Total consumer	205	256	416	852

Total loan recoveries	316	387	921	1,056

Net loans charged-off (recovered)	781	1,414	671	2,203

Provision charged to operating expense
Commercial	(93)	(940)	119	802
Real estate	(383)	675	(987)	986
Consumer	815	994	1,207	1,025

Total provision charged to operating expense	339	729	339	2,813

Balance at the end of the period	$15,660	$18,880	$15,660	$18,880

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

June 30, 2014	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,135	$—	$—	$—	$1,135
Collectively evaluated for impairment	5,329	2,367	1,559	4,776	14,031
Loans acquired with deteriorated credit quality	494	—	—	—	494

Total ending allowance balance	$6,958	$2,367	$1,559	$4,776	$15,660

Loans:
Individually evaluated for impairment	$7,715	$—	$—	$—	$7,715
Collectively evaluated for impairment	641,485	236,412	141,376	297,837	1,317,110
Loans acquired with deteriorated credit quality	591	—	—	—	591

Total ending loans balance	$649,791	$236,412	$141,376	$297,837	$1,325,416

December 31, 2013	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,312	$—	$—	$—	$1,312
Collectively evaluated for impairment	4,963	3,462	1,638	4,228	14,291
Loans acquired with deteriorated credit quality	389	—	—	—	389

Total ending allowance balance	$6,664	$3,462	$1,638	$4,228	$15,992

Loans:
Individually evaluated for impairment	$7,448	$—	$—	$—	$7,448
Collectively evaluated for impairment	489,547	186,526	98,636	279,448	1,054,157
Loans acquired with deteriorated credit quality	9,355	24	—	1,030	10,409

Total ending loans balance	$506,350	$186,550	$98,636	$280,478	$1,072,014

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

June 30, 2014	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,578	$—	$46	$755	$2,379
Non owner occupied real estate	2,299	—	406	1,172	3,877
Residential development	—	—	—	—	—
Development & Spec Land Loans	49	—	—	—	49
Commercial and industrial	782	17	1,139	—	1,938

Total commercial	4,708	17	1,591	1,927	8,243
Real estate
Residential mortgage	2,830	2	1,077	2,489	6,398
Residential construction	—	—	274	—	274
Mortgage warehouse	—	—	—	—	—

Total real estate	2,830	2	1,351	2,489	6,672
Consumer
Direct Installment	371	—	—	—	371
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	537	23	—	—	560
Home Equity	1,398	—	236	1,198	2,832

Total Consumer	2,306	23	236	1,198	3,763

Total	$9,844	$42	$3,178	$5,614	$18,678

December 31, 2013	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$293	$—	$222	$778	$1,293
Non owner occupied real estate	2,289	45	1,117	518	3,969
Residential development	—	—	—	—	—
Development & Spec Land Loans	182	—	—	—	182
Commercial and industrial	1,250	—	777	—	2,027

Total commercial	4,014	45	2,116	1,296	7,471
Real estate
Residential mortgage	2,459	2	719	2,686	5,866
Residential construction	—	—	280	—	280
Mortgage warehouse	—	—	—	—	—

Total real estate	2,459	2	999	2,686	6,146
Consumer
Direct Installment	202	—	—	—	202
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	531	2	—	—	533
Home Equity	2,542	—	311	1,072	3,925

Total Consumer	3,275	2	311	1,072	4,660

Total	$9,748	$49	$3,426	$5,054	$18,277

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $9.8 million of non-accrual loans and the $3.2 million of non-performing TDR’s at June 30, 2014 were $1.2 million and $482,000, respectively, of loans acquired for which accretable yield was recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2014, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2014, the Company had $8.8 million in TDRs and $5.6 million were performing according to the restructured terms and no TDR’s were returned to accrual status during the first six months of 2014. There was $1.5 million of specific reserves allocated to TDRs at June 30, 2014 based on the discounted cash flows.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructuring during the three and six months ended June 30, 2014 and 2013, segregated by class, are shown in the table below.

	Three Months Ending June 30, 2014		Three Months Ending June 30, 2013		Six Months Ending June 30, 2014		Six Months Ending June 30, 2013
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—	—	$—	—	$—
Non owner occupied real estate	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	2	371	—	—

Total commercial	—	—	—	—	2	371	—	—

Real estate
Residential mortgage	1	226	2	368	1	226	5	758
Residential construction	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—

Total real estate	1	226	2	368	1	226	5	758

Consumer
Direct Installment	—	—	—	—	—	—	—	—
Direct Installment Purchased	—	—	—	—	—	—	—	—
Indirect Installment	—	—	—	—	—	—	—	—
Home Equity	1	51	1	997	2	196	1	997

Total Consumer	1	51	1	997	2	196	1	997

Total	2	$277	3	$1,365	5	$793	6	$1,755

Troubled debt restructured loans which had payment defaults during the three and six months ended June 30, 2014 and 2013, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

	Three Months Ending June 30, 2014		Three Months Ending June 30, 2013		Six Months Ending June 30, 2014		Six Months Ending June 30, 2013
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—	—	$—	—	$—
Non owner occupied real estate	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	2	371	—	—

Total commercial	—	—	—	—	2	371	—	—

Real estate
Residential mortgage	1	223	—	—	2	377	3	239
Residential construction	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—

Total real estate	1	223	—	—	2	377	3	239

Consumer
Direct Installment	—	—	—	—	—	—	—	—
Direct Installment Purchased	—	—	—	—	—	—	—	—
Indirect Installment	—	—	—	—	—	—	—	—
Home Equity	1	51	1	997	2	196	1	997

Total Consumer	1	51	1	997	2	196	1	997

Total	2	$274	1	$997	6	$944	4	$1,236

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Six Months Ending
June 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$2,121	$2,124	$—	$1,885	$40	$1,432	$51
Non owner occupied real estate	3,244	3,246	—	3,270	93	3,283	98
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	283	283	—	441	—	466	—

Total commercial	5,648	5,653	—	5,596	133	5,181	149
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non owner occupied real estate	340	340	170	342	—	347	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	1,722	1,722	965	1,710	—	1,570	2

Total commercial	2,062	2,062	1,135	2,052	—	1,917	2

Total	$7,710	$7,715	$1,135	$7,648	$133	$7,098	$151

				Three Months Ending		Six Months Ending
June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,142	$1,146	$—	$1,750	$13	$1,785	$27
Non owner occupied real estate	2,579	2,584	—	2,710	12	2,439	23
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	60	60	—	64	—	45	—
Commercial and industrial	906	922	—	1,595	3	1,478	3

Total commercial	4,687	4,712	—	6,119	28	5,747	53
With an allowance recorded
Commercial
Owner occupied real estate	172	172	30	216	—	222	—
Non owner occupied real estate	1,795	1,795	1,097	1,799	—	1,809	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	673	673	425	702	—	706	—
Commercial and industrial	2,063	2,075	846	2,072	20	1,433	20

Total commercial	4,703	4,715	2,398	4,789	20	4,170	20

Total	$9,390	$9,427	$2,398	$10,908	$48	$9,917	$73

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

June 30, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$90	$60	$—	$150	$205,850	$206,000
Non owner occupied real estate	819	—	—	819	293,862	294,681
Residential development	—	—	—	—	835	835
Development & Spec Land Loans	—	—	—	—	24,188	24,188
Commercial and industrial	384	6	17	407	120,785	121,192

Total commercial	1,293	66	17	1,376	645,520	646,896
Real estate
Residential mortgage	30	270	2	302	225,517	225,819
Residential construction	—	—	—	—	9,068	9,068
Mortgage warehouse	—	—	—	—	140,896	140,896

Total real estate	30	270	2	302	375,481	375,783
Consumer
Direct Installment	85	15	—	100	34,006	34,106
Direct Installment Purchased	—	—	—	—	256	256
Indirect Installment	807	154	23	984	131,069	132,053
Home Equity	711	240	—	951	129,783	130,734

Total consumer	1,603	409	23	2,035	295,114	297,149

Total	$2,926	$745	$42	$3,713	$1,316,115	$1,319,828

Percentage of total loans	0.22%	0.06%	0.00%	0.28%	99.72%

December 31, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$341	$—	$—	$341	$155,921	$156,262
Non owner occupied real estate	424	—	45	469	224,244	224,713
Residential development	—	—	—	—	400	400
Development & Spec Land Loans	—	—	—	—	21,289	21,289
Commercial and industrial	—	—	—	—	101,920	101,920

Total commercial	765	—	45	810	503,774	504,584
Real estate
Residential mortgage	445	87	2	534	175,534	176,068
Residential construction	—	—	—	—	9,508	9,508
Mortgage warehouse	—	—	—	—	98,156	98,156

Total real estate	445	87	2	534	283,198	283,732
Consumer
Direct Installment	120	24	—	144	29,839	29,983
Direct Installment Purchased	—	—	—	—	294	294
Indirect Installment	1,011	175	2	1,188	130,196	131,384
Home Equity	767	58	—	825	117,133	117,958

Total consumer	1,898	257	2	2,157	277,462	279,619

Total	$3,108	$344	$49	$3,501	$1,064,434	$1,067,935

Percentage of total loans	0.29%	0.03%	0.00%	0.33%	99.67%

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

•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective markets (ranging from $1,000,000 to $2,500,000) are validated by the Loan Committee, which is chaired by the Chief Credit Officer (CCO).

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the CCO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCO however, lenders must present their factual information to either the Loan Committee or the CCO when recommending an upgrade.

•	The CCO, or his designee, meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•	Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$194,208	$2,728	$9,064	$—	$206,000
Non owner occupied real estate	273,976	9,516	11,189	—	294,681
Residential development	835	—	—	—	835
Development & Spec Land Loans	22,941	85	1,162	—	24,188
Commercial and industrial	115,769	1,778	3,645	—	121,192

Total commercial	607,729	14,107	25,060	—	646,896

Real estate
Residential mortgage	219,421	—	6,398	—	225,819
Residential construction	8,794	—	274	—	9,068
Mortgage warehouse	140,896	—	—	—	140,896

Total real estate	369,111	—	6,672	—	375,783

Consumer
Direct Installment	33,735	—	371	—	34,106
Direct Installment Purchased	256	—	—	—	256
Indirect Installment	131,493	—	560	—	132,053
Home Equity	127,902	—	2,832	—	130,734

Total Consumer	293,386	—	3,763	—	297,149

Total	$1,270,226	$14,107	$35,495	$—	$1,319,828

Percentage of total loans	96.24%	1.07%	2.69%	0.00%

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$146,085	$2,231	$7,946	$—	$156,262
Non owner occupied real estate	208,625	5,047	11,041	—	224,713
Residential development	400	—	—	—	400
Development & Spec Land Loans	19,858	91	1,340	—	21,289
Commercial and industrial	91,852	6,492	3,576	—	101,920

Total commercial	466,820	13,861	23,903	—	504,584

Real estate
Residential mortgage	170,202	—	5,866	—	176,068
Residential construction	9,228	—	280	—	9,508
Mortgage warehouse	98,156	—	—	—	98,156

Total real estate	277,586	—	6,146	—	283,732

Consumer
Direct Installment	29,781	—	202	—	29,983
Direct Installment Purchased	294	—	—	—	294
Indirect Installment	130,851	—	533	—	131,384
Home Equity	114,033	—	3,925	—	117,958

Total Consumer	274,959	—	4,660	—	279,619

Total	$1,019,365	$13,861	$34,709	$—	$1,067,935

Percentage of total loans	95.45%	1.30%	3.25%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 8 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at June 30, 2014 and December 31, 2013. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2014 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2014, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $108.2 million at June 30, 2014 and $95.3 million at December 31, 2013.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2014, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivative June 30, 2014		Liability Derivatives June 30, 2014
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$698
Interest rate contracts	Other Assets	698	Other liabilities	3,367

Total derivatives designated as hedging instruments		698		4,065

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	641	Other liabilities	—

Total derivatives not designated as hedging instruments		641		—

Total derivatives		$1,339		$4,065

	Asset Derivative December 31, 2013		Liability Derivatives December 31, 2013
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	7	Other liabilities	$(53)
Interest rate contracts	Other Assets	(60)	Other liabilities	2,826

Total derivatives designated as hedging instruments		(53)		2,773

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	212	Other liabilities	22

Total derivatives not designated as hedging instruments		212		22

Total derivatives		$159		$2,795

The effect of the derivative instruments on the condensed consolidated statement of income for the three and six month periods ending is as follows:

	Comprehensive Income on Derivative (Effective Portion) Three Months Ended June 30		Comprehensive Income on Derivative (Effective Portion) Six Months Ended June 30
Derivative in cash flow hedging relationship	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Interest rate contracts	$(206)	$1,028	$(352)	$1,313

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Interest rate contracts	Interest income - loans	$544	$(1,444)	$751	$(1,846)
Interest rate contracts	Interest income - loans	(544)	1,444	(751)	1,846

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$210	$(396)	$450	$(408)

Note 9 – Disclosures about Fair Value of Assets and Liabilities

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available for sale securities

When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage-backed pools, private-label mortgage-backed pools and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model, is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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

Interest rate swap agreements

The fair value of the Company’s interest rate swap agreements is estimated by a third party using inputs that are primarily unobservable including a yield curve, adjusted for liquidity and credit risk, contracted terms and discounted cash flow analysis, and therefore, are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Available-for-sale securities
U.S. Treasury and federal agencies	$35,532	$—	$35,532	$—
State and municipal	49,381	—	49,381	—
Federal agency collateralized mortgage obligations	115,242	—	115,242	—
Federal agency mortgage-backed pools	162,587	—	162,587	—
Private labeled mortgage-backed pools	920	—	920	—
Corporate notes	756	—	756	—

Total available-for-sale securities	364,418	—	364,418	—

Hedged loans	108,194	—	108,194	—
Forward sale commitments	641	—	641	—
Interest rate swap agreements	(4,065)	—	(4,065)	—
Commitments to originate loans	—	—	—	—

December 31, 2013
Available-for-sale securities
U.S. Treasury and federal agencies	$43,134	$—	$43,134	$—
State and municipal	177,898	—	177,898	—
Federal agency collateralized mortgage obligations	114,706	—	114,706	—
Federal agency mortgage-backed pools	170,894	—	170,894	—
Private labeled mortgage-backed pools	1,226	—	1,226	—
Corporate notes	733	—	733	—

Total available-for-sale securities	508,591	—	508,591	—

Hedged loans	95,372	—	95,372	—
Forward sale commitments	212	—	212	—
Interest rate swap agreements	(2,773)	—	(2,773)	—
Commitments to originate loans	(22)	—	(22)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
Non Interest Income	2014	2013	2014	2013
Total gains and losses from:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hedged loans	$544	$(1,444)	$751	$(1,846)
Fair value interest rate swap agreements	(544)	1,444	(751)	1,846
Derivative loan commitments	210	(396)	450	(408)

	$210	$(396)	$450	$(408)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Impaired loans	$6,575	$—	$—	$6,575
Mortgage servicing rights	7,313	—	—	7,313

December 31, 2013
Impaired loans	$6,114	$—	$—	$6,114
Mortgage servicing rights	7,039	—	—	7,039

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSR’s fair value increased by $38,000 during the first six months of 2014 and increased by $135,000 during the first six months of 2013.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,575	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)

Mortgage servicing rights	$7,313	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,114	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)

Mortgage servicing rights	$7,039	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

Note 10 – Fair Value of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2014 and December 31, 2013. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

Commitments to Extend Credit and Standby Letters of Credit — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Due to the short-term nature of these agreements, carrying amounts approximate fair value.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (unaudited).

	June 30, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$50,804	$50,804	$—	$—
Investment securities, held to maturity	173,200	—	—	173,200
Loans held for sale	7,286	—	—	7,286
Loans excluding loan level hedges, net	1,197,640	—	—	1,217,773
Stock in FHLB and FRB	16,326	—	16,326	—
Interest receivable	8,280	—	8,280	—

Liabilities
Non-interest bearing deposits	$270,023	$270,023	$—	$—
Interest-bearing deposits	1,229,080	—	1,167,153	—
Borrowings	340,201	—	342,639	—
Subordinated debentures	32,564	—	32,622	—
Interest payable	508	—	508	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$31,721	$31,721	$—	$—
Investment securities, held to maturity	9,910	—	—	9,910
Loans held for sale	3,281	—	—	3,281
Loans excluding loan level hedges, net	957,464	—	—	975,910
Stock in FHLB and FRB	14,184	—	14,184	—
Interest receivable	7,501	—	7,501	—

Liabilities
Non-interest bearing deposits	$231,096	$231,096	$—	$—
Interest-bearing deposits	1,060,424	—	1,002,980	—
Borrowings	256,296	—	257,093	—
Subordinated debentures	32,486	—	32,528	—
Interest payable	506	—	506	—

Note 11 – Accumulated Other Comprehensive Income (Loss)

The components accumulated other comprehensive income (loss) included in capital are as follows:

	June 30 2014	December 31 2013
Unrealized gain on securities available for sale	$4,949	$164
Unamortized gain on securities held to maturity, previously transferred from AFS	1,871	—
Unrealized loss on derivative instruments	(3,367)	(2,826)
Tax effect	(1,209)	933

Total accumulated other comprehensive income (loss)	$2,244	$(1,729)

Note 12 – Future Accounting Matters

Accounting Standards Update No. 2014-08- Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity – In April 2014, FASB issued ASU 2014-08. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.”

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accounting Standards Update No. 2014-09- Revenue from Contracts with Customers – In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-11- Transfers and Servicing – In June 2014, FASB, issued ASU 2014-11. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.”

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-12- Compensation – Stock Compensation – In June 2014, FASB, issued ASU 2014-12. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

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

And Results of Operations

For the Three and Six Months Ended June 30, 2014

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

On November 12, 2013, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of SCB Bancorp, Inc., a Michigan corporation (“Summit”). Pursuant to the Merger Agreement, Summit would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Summit Community Bank, a Michigan-chartered commercial bank and wholly owned subsidiary of SCB Bancorp, Inc., would merge with and into a wholly owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

On April 3, 2014 Horizon completed the acquisition of Summit and Horizon Bank’s acquisition of Summit Community Bank, through mergers effective April 3, 2014. Under the terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon common stock and $5.15 in cash for each outstanding share of Summit common stock. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon’s common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt).

Following are some highlights of Horizon’s financial performance through the second quarter of 2014:

•	Assets passed the $2.0 billion threshold reaching $2.1 billion as of June 30, 2014.

•	The quarterly dividend was increased from 11 cents to 13 cents per share on July 18, 2014.

•	Total loans increased $222.7 million during the quarter and $256.7 million during the first six months of 2014 to $1.3 billion as of June 30, 2014.

•	Commercial loans increased $119.6 million during the quarter and $143.0 million during the first six months of 2014 to $648.2 million as of June 30, 2014.

•	Second quarter 2014 net income was $4.8 million or $.50 diluted earnings per share, an increase of $1.4 million over the previous quarter.

•	Net income for the first six months of 2014 was $8.2 million or $.88 diluted earnings per share.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

•	Net Interest Margin, excluding the impact of acquisitions (“core net interest margin”), was 3.52% for the second quarter of 2014 compared to 3.38% in the previous quarter.

•	Return on average assets was 0.98% for the second quarter of 2014 and 0.89% for the first six months of 2014.

•	Return on average common equity was 11.95% for the second quarter of 2014 and 10.40% for the first six months of 2014.

•	Non-performing loans to total loans as of June 30, 2014 were 1.41% compared to 1.70% as of December 31, 2013 and 2.27% as of June 30, 2013.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2014, Horizon had core deposit intangibles of $4.4 million subject to amortization and $28.0 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2014 was $21.84 per share compared to a book value of $19.00 per common share. Horizon reported record earnings for the fourteenth consecutive year in 2013.

Horizon has concluded that, based on its own internal evaluation, the recorded value of goodwill is not impaired.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

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

And Results of Operations

For the Three and Six Months Ended June 30, 2014

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

Financial Condition

On June 30, 2014, Horizon’s total assets were $2.1 billion, an increase of approximately $315.0 million compared to December 31, 2013. The increase was primarily due to the growth in net loans of $253.0 million.

Investment securities were comprised of the following as of:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$35,737	$35,532	$43,808	$43,134
State and municipal	47,691	49,381	176,670	177,898
Federal agency collateralized mortgage obligations	115,503	115,242	116,047	114,706
Federal agency mortgage-backed pools	158,907	162,587	170,006	170,894
Private labeled mortgage-backed pools	892	920	1,188	1,226
Corporate notes	738	756	708	733

Total available for sale investment securities	$359,468	$364,418	$508,427	$508,591

Held to maturity
U.S. Treasury and federal agencies	$9,764	$9,843	$—	$—
State and municipal	136,131	137,928	9,910	9,910
Federal agency collateralized mortgage obligations	4,360	4,364	—	—
Federal agency mortgage-backed pools	22,945	23,359	—	—

Total held to maturity investment securities	$173,200	$175,494	$9,910	$9,910

Total investment securities increased by approximately $19.1 million at June 30, 2014 compared to December 31, 2013 due to excess liquidity. In the second quarter of 2014, Horizon reclassified securities with a book value of $165.1 million and a net unrealized gain of $2.0 million from available for sale to held to maturity. At the time of reclassification, the fair value of the securities of $167.1 million was reclassified as held to maturity. This reclassification was made due to Horizon’s intent and ability to hold these securities to maturity. Investments classified as held to maturity are subsequently measured at amortized cost on the balance sheet.

Net loans increased $253.0 million since December 31, 2013 to $1.3 billion as of June 30, 2014. This increase was the result of an increase in commercial loans of $143.0 million, mortgage warehouse loans of $42.7 million, residential mortgage loans of $49.6 million and consumer loans of $17.3 million. On April 3, 2014, as part of the Summit acquisition, Horizon acquired $124.0 million in loans. These loans consisted of $70.4 million in commercial, $43.4 million of residential mortgage and $10.2 million of consumer. The growth in total loans during the second quarter of 2014 is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint, organic market expansion and the Summit acquisition.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

The following are the loan balances by type as of:

					Excluding Acquired Loans
	June 30 2014	December 31 2013	Amount Change	Acquired Summit Loans	Amount Change	Percent Change	Annualized Percent Change
Commercial loans	$648,202	$505,189	$143,013	$(70,441)	$72,572	14.4%	29.0%
Mortgage warehouse loans	140,896	98,156	42,740	—	42,740	43.5%	87.8%
Residential mortgage loans	235,523	185,958	49,565	(43,448)	6,117	3.3%	6.6%
Consumer loans	296,873	279,525	17,348	(10,192)	7,156	2.6%	5.2%
Held for sale loans	7,286	3,281	4,005	—	4,005	122.1%	246.2%

Total loans	1,328,780	1,072,109	256,671	(124,081)	132,590	12.4%	24.9%

Total deposits increased $207.6 million since December 31, 2013. This increase was the result of organic growth of $86.4 million and deposits acquired in the Summit acquisition of $121.2 million. Non-interest bearing deposit accounts increased by $38.9 million, interest bearing transaction accounts increased by $139.1 million and time deposits increased by $29.6 million due to increased calling and marketing efforts and market expansion as well as the Summit acquisition.

The Company’s borrowings increased $83.9 million from December 31, 2013 as net loan growth of $253.0 million outpaced deposit growth of $207.6 million during the six months ended June 30, 2014, thereby increasing the Company’s reliance on borrowings to fund loan growth during the quarter. At June 30, 2014, the Company had $110.0 million in short-term funds borrowed compared to $41.0 million at December 31, 2013. The Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $187.3 million at June 30, 2014 compared to $164.5 million at December 31, 2013. The increase in stockholders’ equity during the period was the result of the generation of net income, an increase in accumulated other comprehensive income and common stock issued in the Summit acquisition, net of dividends declared. At June 30, 2014, the ratio of average stockholders’ equity to average assets was 8.79% compared to 9.46% for December 31, 2013. Book value per common share at June 30, 2014 increased to $19.00 compared to $17.64 at December 31, 2013.

Results of Operations

Overview

Consolidated net income for the three-month period ended June 30, 2014 was $4.8 million, a decrease of 15.7% from the $5.7 million for the same period in 2013. Earnings per common share for the three months ended June 30, 2014 were $0.52 basic and $0.50 diluted, compared to $0.65 basic and $0.62 diluted for the same three-month period in 2013. Diluted earnings per share decreased by $.12 compared to the same three-month period in 2013 due to lower non-interest income from a decline in gain on sale of mortgage loans and an increase in non-interest expenses primarily due to an increase in salaries from company growth and transaction expenses related to the Summit acquisition. Additionally, the decrease in diluted earnings per share reflects the shares issued to Summit shareholders as part of the transaction.

Consolidated net income for the six-month period ended June 30, 2014 was $8.2 million, a decrease of 25.3% from $11.0 million for the same period in 2013. Earnings per common share for the six months ended June 30, 2014 were $0.91 basic and $0.88 diluted, compared to $1.25 basic and $1.20 diluted for the same six-month period in 2013. Diluted earnings per share decreased by $.32 compared to the same six-month period in 2013 due primarily to lower non-interest income from a decline in gain on sale of mortgage loans and an increase in non-interest expenses primarily due to an increase in salaries and employee benefits from company growth and transaction expenses related to the Summit acquisition. Additionally, the decrease in diluted earnings per share reflects the shares issued to Summit shareholders as part of the transaction.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

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

Net interest income during the three months ended June 30, 2014 was $16.8 million, an increase of $213,000 from the $16.6 million earned during the same period in 2013. Yields on the Company’s interest-earning assets decreased by 54 basis points to 4.51% for the three months ending June 30, 2014 from 5.05% for the three months ended June 30, 2013. Interest income increased $145,000 from $20.0 million for the three months ended June 30, 2013 to $20.1 million for the same period in 2014. This increase was primarily due to an increase in interest earning assets offset by lower yields on loans and a decrease in interest income from acquisition-related purchase accounting adjustments from $2.4 million for the second quarter of 2013 to $1.2 million for the same period of 2014.

Rates paid on interest-bearing liabilities decreased by 13 basis points for the three months ended June 30, 2014 compared to the same period in 2013 due to the continued low interest rate environment. Interest expense decreased $68,000 from $3.4 million for the three months ended June 30, 2013 to $3.3 million for the same period in 2014. This decrease was due lower rates being paid on the Company’s interest bearing liabilities. The net interest margin decreased 43 basis points from 4.21% for the three months ended June 30, 2013 to 3.78% for the same period in 2014. The decrease in the margin for the three months ended June 30, 2014 compared to the same period in 2013 was due to the decrease of approximately $1.1 million of interest income from acquisition-related purchase accounting adjustments as well as a reduction in the yield on interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.52% for the three-month period ending June 30, 2014 compared to 3.61% for the same period in 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

The following are the average balance sheets for the three months ending:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold .	$9,062	$5	0.22%	$5,690	$3	0.21%
Interest-earning deposits	7,987	4	0.20%	10,289	5	0.19%
Investment securities - taxable	403,910	2,386	2.37%	369,382	2,039	2.21%
Investment securities - non-taxable (1)	145,591	1,096	4.25%	131,474	1,024	4.53%
Loans receivable (2)(3)	1,266,026	16,631	5.27%	1,109,345	16,906	6.12%

Total interest-earning assets (1)	1,832,576	20,122	4.51%	1,626,180	19,977	5.05%

Noninterest-earning assets
Cash and due from banks	28,106			23,544
Allowance for loan losses	(15,808)			(19,572)
Other assets	129,608			133,658

	$1,974,482			$1,763,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,229,025	$1,355	0.44%	$1,091,285	$1,445	0.53%
Borrowings	273,968	1,478	2.16%	240,681	1,456	2.43%
Subordinated debentures	32,541	501	6.18%	32,172	501	6.25%

Total interest-bearing liabilities	1,535,534	3,334	0.87%	1,364,138	3,402	1.00%
Noninterest-bearing liabilities
Demand deposits	253,093			218,433
Accrued interest payable and other liabilities	12,245			16,492
Shareholders’ equity	173,610			164,747

	$1,974,482			$1,763,810

Net interest income/spread		$16,788	3.63%		$16,575	4.05%

Net interest income as a percent of average interest earning assets (1)			3.78%			4.21%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Net interest income during the six months ended June 30, 2014 was $30.1 million, a decrease of $2.5 million from the $32.6 million earned during the same period in 2013. Yields on the Company’s interest-earning assets decreased by 63 basis points to 4.39% for the six months ended June 30, 2014 from 5.02% for the same period in 2013. Interest income decreased $2.8 million from $39.4 million for the six months ended June 30, 2013 to $36.6 million for the same period in 2014. This decrease was primarily due to lower yields on loans and a decrease in interest income from acquisition-related purchase accounting adjustments from $4.2 million for the first six months of 2013 to $1.6 million for the same period of 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

Rates paid on interest-bearing liabilities decreased by 8 basis points for the six months ended June 30, 2014 compared to the same period in 2013 due to the continued low interest rate environment. Interest expense decreased $292,000 from $6.8 million for the six months ended June 30, 2013 to $6.5 million for the same period of 2014. This decrease was due to lower rates being paid on the Company’s interest bearing liabilities partially offset with a higher volume of interest bearing liabilities. The net interest margin decreased 55 basis points from 4.17% for the six months ended June 30, 2013 to 3.62% for the same period in 2014. The decrease in the margin for the six months ended June 30, 2014 compared to the same period in 2013 was due to the decrease of approximately $2.6 million of interest income from acquisition-related purchase accounting adjustments as well as a reduction in the yield on interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.43% for the six months ending June 30, 2014 compared to 3.66% for the same period in 2013.

The following are the average balance sheets for the six months ending:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$7,842	$9	0.23%	$9,171	$10	0.22%
Interest-earning deposits	6,855	7	0.21%	8,920	9	0.20%
Investment securities - taxable	395,406	4,769	2.43%	372,394	4,050	2.19%
Investment securities - non-taxable (1)	146,709	2,219	4.07%	126,758	1,991	4.95%
Loans receivable (2)(3)	1,159,127	29,585	5.15%	1,113,770	33,346	6.05%

Total interest-earning assets (1)	1,715,939	36,589	4.39%	1,631,013	39,406	5.02%

Noninterest-earning assets
Cash and due from banks	26,507			23,780
Allowance for loan losses	(15,987)			(19,124)
Other assets	133,408			134,689

	$1,859,867			$1,770,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,154,682	$2,632	0.46%	$1,102,991	$2,925	0.53%
Borrowings	250,761	2,900	2.33%	242,364	2,904	2.42%
Subordinated debentures	32,522	997	6.18%	32,265	992	6.20%

Total interest-bearing liabilities	1,437,965	6,529	0.92%	1,377,620	6,821	1.00%
Noninterest-bearing liabilities
Demand deposits	238,579			211,568
Accrued interest payable and other liabilities	12,191			17,384
Shareholders’ equity	171,132			163,786

	$1,859,867			$1,770,358

Net interest income/spread		$30,060	3.47%		$32,585	4.02%

Net interest income as a percent of average interest earning assets (1)			3.62%			4.17%

(4)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(5)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(6)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the three-month period ended June 30, 2014, a provision of $339,000 was required to adequately fund the ALLL compared to a provision of $729,000 for the same period of 2013. Commercial loan net charge-offs during the three months ended June 30, 2014 were $185,000, residential mortgage loan net charge-offs were $169,000, and consumer loan net charge-offs were $426,000. The lower provision for loan losses in the second quarter of 2014 compared to the same period of 2013 was due to the continued improvement of nonperforming and substandard loans. The ALLL balance at June 30, 2014 was $15.7 million or 1.18% of total loans. This compares to an ALLL balance of $16.0 million at December 31, 2013 or 1.49% of total loans and $18.9 million at June 30, 2013 or 1.67% of total loans. The decrease in the ratio at June 30, 2014 compared to December 31, 2013 was primarily due to an increase in total loans of $256.7 million. The decrease in the ratio at June 30, 2014 compared to June 30, 2013 was due to a decrease in the allowance for loan and lease losses of $3.2 million due to the continued improvement of non-performing and substandard loan and an increase in total loans of $196.4 million.

For the six-month period ended June 30, 2014, the provision for loan losses totaled $339,000 compared to $2.8 million in the same period of 2013. The lower provision for loan losses in the first six months of 2014 compared to the same period of 2013 was due to the continued improvement of non-performing and substandard loans.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of June 30, 2014.

Non-performing loans totaled $18.7 million on June 30, 2014, up from $18.3 million on December 31, 2013 and down from $25.6 million on June 30, 2013. Compared to December 31, 2013, non-performing commercial loans and real estate loans increased by $772,000 and $527,000, respectively, partially offset by a decrease of $898,000 in non-performing consumer loans.

At June 30, 2014, loans acquired in the Summit acquisition represented $859,000 in non-performing, $2.9 million in substandard and $463,000 in delinquent loans. At June 30, 2014, loans acquired in the Heartland acquisition represented $3.2 million in non-performing, $7.8 million in substandard and $306,000 in delinquent loans, which compares to $4.5 million in non-performing, $10.3 million in substandard and $323,000 in delinquent loans at December 31, 2013.

Other Real Estate Owned (OREO) totaled $1.2 million on June 30, 2014, down from $2.1 million on December 31, 2013 and up from $1.1 million on June 30, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

Non-interest Income

The following is a summary of changes in non-interest income:

	Three Months Ended
	June 30, 2014	June 30, 2013	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,038	$988	$50	5.1%
Wire transfer fees	145	203	(58)	-28.6%
Interchange fees	1,254	1,060	194	18.3%
Fiduciary activities	1,199	1,047	152	14.5%
Gain on sale of mortgage loans	2,537	2,807	(270)	-9.6%
Mortgage servicing net of impairment	233	302	(69)	-22.8%
Increase in cash surrender value of bank owned life insurance	252	257	(5)	-1.9%
Other income	(31)	185	(216)	-116.8%

Total non-interest income	$6,627	$6,849	$(222)	-3.2%

Total non-interest income was $222,000 lower in the second quarter of 2014 compared to the same period of 2013. Interchange fees increased by $194,000 in the second quarter of 2014 compared to the same period of 2013, primarily due to an increase in volume. Fiduciary activity fees increased $152,000 in the second quarter of 2014 compared to the same period of 2013, primarily due to customer and market value growth. Residential mortgage loan activity during the second quarter of 2014 generated $2.5 million of income from the gain on sale of mortgage loans, down $270,000 from the same period in 2013. The reduction in the gain on sale of mortgages loans was due to the decrease in total origination volume of $40.3 million for the second quarter of 2014 compared to the same period in 2013, partially offset by an increase in the percentage earned on the sale of these loans. Loans originated for sale during the second quarter of 2014 totaled $58.1 million compared to $98.3 million for the same period in 2013. Other income decreased by $216,000 from $185,000 for the second quarter of 2013 to negative $31,000 for the second quarter of 2014 due primarily to the liquidation of an asset that resulted in a net loss.

	Six Months Ended
	June 30, 2014	June 30, 2013	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,961	$1,901	$60	3.2%
Wire transfer fees	257	393	(136)	-34.6%
Interchange fees	2,213	1,926	287	14.9%
Fiduciary activities	2,247	2,187	60	2.7%
Gain on sale of securities	—	368	(368)	NM
Gain on sale of mortgage loans	3,948	5,913	(1,965)	-33.2%
Mortgage servicing net of impairment	440	465	(25)	-5.4%
Increase in cash surrender value of bank owned life insurance	485	509	(24)	-4.7%
Other income	598	647	(49)	-7.6%

Total non-interest income	$12,149	$14,309	$(2,160)	-15.1%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

Total non-interest income was $2.2 million lower in the first six months of 2014 compared to the same period of 2013. Wire transfer fees were $136,000 lower during the first six months of 2014 compared to the same period in 2013 primarily due to a decrease in volume. Interchange fees were $287,000 higher during the first six months of 2014 compared to the same period in 2013 primarily due to an increase in volume. Gain on sale of securities were $368,000 lower during the first half of 2014 as Horizon incurred a gain on the sale of securities of $368,000 during the first half of 2013 as the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. Residential mortgage loan activity during the first six months of 2014 generated $3.9 million of income from the gain on sale of mortgage loans, down $2.0 million from the same period in 2013. This decrease was due to a decrease in volume, partially offset by an increase in the percentage earned on the sale of these loans. Loans originated for sale during the first half of 2014 were $94.0 million compared to $198.0 million for the same period in 2013.

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Three Months Ended
	June 30 2014	June 30 2013	Amount Change	Percent Change
Non-interest expense
Salaries	$6,002	$5,282	$720	13.6%
Commission and bonuses	1,009	1,100	(91)	-8.3%
Employee benefits	1,282	1,339	(57)	-4.3%
Net occupancy expenses	1,360	1,295	65	5.0%
Data processing	937	818	119	14.5%
Professional fees	419	454	(35)	-7.7%
Outside services and consultants	1,298	486	812	167.1%
Loan expense	1,272	1,402	(130)	-9.3%
FDIC deposit insurance	285	268	17	6.3%
Other losses	95	163	(68)	-41.7%
Other expense	2,449	2,188	261	11.9%

Total non-interest expense	$16,408	$14,795	$1,613	10.9%

Total non-interest expenses were $1.6 million higher in the second quarter of 2014 compared to the same period of 2013. Salaries increased $720,000 compared to the same quarter in 2013 primarily due to changes in annual merit pay and a larger employee base. Data processing expense increased during the quarter by $119,000 compared to the same period in 2013 due to $99,000 in one-time fees associated with the Summit acquisition. Outside services and consultants increased by $812,000 compared to the same period of 2013 due to $729,000 in one-time fees associated with the Summit acquisition. The decrease of $130,000 in loan expense during the second quarter of 2014 compared to the prior year was related to a decrease in loan origination costs, indirect dealer fees and collection and workout costs. Other expenses increased $261,000 in the second quarter of 2014 compared to the same period in 2013 primarily due to the Company’s growth and expansion efforts.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

	Six Months Ended
	June 30 2014	June 30 2013	Amount Change	Percent Change
Non-interest expense
Salaries	$11,358	$10,461	$897	8.6%
Commission and bonuses	1,489	2,139	(650)	-30.4%
Employee benefits	2,929	2,625	304	11.6%
Net occupancy expenses	2,784	2,606	178	6.8%
Data processing	1,807	1,418	389	27.4%
Professional fees	1,027	953	74	7.8%
Outside services and consultants	1,959	1,198	761	63.5%
Loan expense	2,287	2,516	(229)	-9.1%
FDIC deposit insurance	541	551	(10)	-1.8%
Other losses	133	91	42	46.2%
Other expense	4,608	4,216	392	9.3%

Total non-interest expense	$30,922	$28,774	$2,148	7.5%

Total non-interest expenses were $2.1 million higher in the first six months of 2014 compared to the same period of 2013. Salaries and employee benefits increased $1.2 million compared to the same period in 2013 primarily due to changes in annual merit pay, a larger employee base and increased employee benefits costs. Commission and bonuses decreased $650,000 compared to the same period of 2013 primarily due to lower commissions earned due to a decrease in mortgage loans originated. Net occupancy expenses increased $178,000 compared to the same period in 2013 primarily due to the Summit acquisition and Horizon’s investment in growth markets. Data processing expense increased $389,000 compared to the same period in 2013 due to growth in services and $196,000 in one-time fees associated with the Summit acquisition. Outside services and consultants increased by $761,000 compared to the same period of 2013 due to growth $898,000 in fees associated with the Summit acquisition which occurred during the first six months of 2014. The decrease of $229,000 in loan expense during the first six months of 2014 compared to the prior year was related to a decrease in loan origination costs, indirect dealer fees and collection and workout costs. Other expenses increased $392,000 in the first half of 2014 compared to the same period in 2013 primarily due to the Company’s growth and expansion efforts.

Income Taxes

Income tax expense for the second quarter of 2014 was $1.9 million compared to $2.2 million for same period of 2013. The effective tax rate for the second quarter of 2014 was 28.3% compared to 28.3% in the same period of 2013.

Income tax expense for the six months ended June 30, 2014 was $2.8 million compared to $4.3 million for same period of 2013. The effective tax rate for the first six months of 2014 was 25.1% compared to 28.3% in the same period of 2013. The decrease in the effective tax rate is primarily due to lower net income during the six months ended June 30, 2014 compared to the same period of 2013.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2014, cash and cash equivalents increased by approximately $19.1 million. At June 30, 2014, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $268.9 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $311.8 million at December 31, 2013 and $346.5 million at June 30, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2014. Stockholders’ equity totaled $187.3 million as of June 30, 2014, compared to $164.5 million as of December 31, 2013. For the three months ended June 30, 2014, the ratio of average stockholders’ equity to average assets was 8.79% compared to 9.46% for the three months ended December 31, 2013. The increase in stockholders’ equity during the period was the result of the generation of net income, an increase in accumulated other comprehensive income and common stock issued in the Summit acquisition, net of dividends declared.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending June 30, 2014, the dividend cost was approximately $31,000, or 1.0% annualized. For each of the remaining two quarters of 2014, the dividend cost will be approximately $31,000 or 1.0% annualized. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital, subject to regulatory approval.

Horizon declared common stock dividends in the amount of $0.24 per share during the first six months of 2014 compared to $0.20 per share for the same period of 2013. The dividend payout ratio (dividends as a percent of basic earnings per share) was 26.3% and 16.1% for the first six months of 2014 and 2013, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2013.

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

Use of Non-GAAP Financial Measures

Certain information set forth in this document refers to a financial measure determined by methods other than in accordance with GAAP. Specifically, we have included a non-GAAP financial measure of the net interest margin excluding the impact of acquisitions. Horizon believes that this non-GAAP financial measure is helpful to investors and provides a greater understanding of our business without giving effect to the purchase accounting impacts of acquisitions, although this measure is not necessarily comparable to similar measures that may be presented by other companies and it should not be considered in isolation or as a substitute for the related GAAP measure.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months Ended June 30, 2014

Non-GAAP Reconciliation of Net Interest Margin

(Dollar Amounts in Millions, Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Interest Margin As Reported
Net interest income	$16.8	$13.3	$16.6	$30.1	$32.6
Average interest-earning assets	1,832.6	1,598.3	1,626.2	1,715.9	1,631.0
Net interest income as a percent of average interest earning assets	3.78%	3.48%	4.21%	3.62%	4.17%

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(1.2)	$(0.4)	$(2.4)	$(1.6)	$(4.1)

Net Interest Margin Excluding Impact of Acquisitions
Net interest income	$15.6	$12.9	$14.2	$28.5	$28.4
Average interest-earning assets	1,832.6	1,598.3	1,626.2	1,715.9	1,631.0
Net interest income as a percent of average interest earning assets	3.52%	3.38%	3.61%	3.43%	3.66%

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Six Months Ended June 30, 2014

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2013 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2013 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2014, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2014, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months Ended June 30, 2014

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

For the Three and Six Months Ended June 30, 2014

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

HORIZON BANCORP

Dated: August 11, 2014	/s/ Craig M. Dwight
Craig M. Dwight Chief Executive Officer

Dated: August 11, 2014	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached