Form 10-Q
period 2014-09-30
HORIZON BANCORP /IN/
filed 2014-11-07
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,210,786 shares of Common Stock, no par value, at November 7, 2014.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 30 2014	December 31 2013
	(Unaudited)
Assets
Cash and due from banks	$37,318	$31,721
Investment securities, available for sale	323,492	508,591
Investment securities, held to maturity (fair value of $175,838 and $9,910)	172,449	9,910
Loans held for sale	4,167	3,281
Loans, net of allowance for loan losses of $16,160 and $15,992	1,326,861	1,052,836
Premises and equipment, net	50,945	46,194
Federal Reserve and Federal Home Loan Bank stock	16,912	14,184
Goodwill	28,034	19,748
Other intangible assets	4,193	3,288
Interest receivable	8,411	7,501
Cash value life insurance	39,120	36,190
Other assets	25,143	24,832

Total assets	$2,037,045	$1,758,276

Liabilities
Deposits
Non-interest bearing	$278,527	$231,096
Interest bearing	1,171,136	1,060,424

Total deposits	1,449,663	1,291,520
Borrowings	350,113	256,296
Subordinated debentures	32,603	32,486
Interest payable	477	506
Other liabilities	14,409	12,948

Total liabilities	1,847,265	1,593,756

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 9,280,041 and 8,706,971 shares Outstanding, 9,210,786 and 8,630,966 shares	—	—
Additional paid-in capital	45,729	32,496
Retained earnings	130,864	121,253
Accumulated other comprehensive income (loss)	687	(1,729)

Total stockholders’ equity	189,780	164,520

Total liabilities and stockholders’ equity	$2,037,045	$1,758,276

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$16,403	$14,843	$45,988	$48,189
Investment securities
Taxable	2,339	2,084	7,124	6,153
Tax exempt	1,109	1,114	3,328	3,105

Total interest income	19,851	18,041	56,440	57,447

Interest Expense
Deposits	1,352	1,395	3,984	4,320
Borrowed funds	1,593	1,465	4,493	4,369
Subordinated debentures	506	512	1,503	1,504

Total interest expense	3,451	3,372	9,980	10,193

Net Interest Income	16,400	14,669	46,460	47,254
Provision for loan losses	1,741	104	2,080	2,917

Net Interest Income after Provision for Loan Losses	14,659	14,565	44,380	44,337

Non-interest Income
Service charges on deposit accounts	1,076	1,083	3,037	2,984
Wire transfer fees	151	169	408	562
Interchange fees	1,223	1,123	3,436	3,049
Fiduciary activities	1,131	953	3,378	3,140
Gain on sale of investment securities (includes $988 for the three and nine months ended September 30, 2014 and $6 for the three months ended and $374 for the nine months ended September 30, 2013, related to accumulated other comprehensive earnings reclassifications)	988	6	988	374
Gain on sale of mortgage loans	2,153	1,667	6,101	7,580
Mortgage servicing income net of impairment	116	348	556	813
Increase in cash value of bank owned life insurance	296	278	781	787
Other income	256	283	854	930

Total non-interest income	7,390	5,910	19,539	20,219

Non-interest Expense
Salaries and employee benefits	8,215	7,694	23,991	22,919
Net occupancy expenses	1,404	1,172	4,188	3,778
Data processing	907	766	2,714	2,184
Professional fees	358	357	1,385	1,310
Outside services and consultants	595	436	2,554	1,634
Loan expense	1,202	1,040	3,489	3,556
FDIC insurance expense	313	270	854	821
Other losses	(35)	55	98	146
Other expense	2,394	2,271	7,002	6,487

Total non-interest expense	15,353	14,061	46,275	42,835

Income Before Income Tax	6,696	6,414	17,644	21,721
Income tax expense (includes $346 for the three and nine months ended September 30, 2014 and $2 for the three months ended and $131 for the nine months ended September 30, 2013 related to income tax expense from reclassification items)	1,738	1,629	4,491	5,960

Net Income	4,958	4,785	13,153	15,761
Preferred stock dividend and discount accretion	(40)	(66)	(102)	(308)

Net Income Available to Common Shareholders	$4,918	$4,719	$13,051	$15,453

Basic Earnings Per Share	$0.53	$0.55	$1.45	$1.79
Diluted Earnings Per Share	0.51	0.52	1.39	1.72

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$4,958	$4,785	$13,153	$15,761

Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	373	38	(169)	2,058
Income tax effect	(131)	(13)	59	(720)

Changes from derivative instruments	242	25	(110)	1,338

Change in securities available-for-sale:
Unrealized appreciation (depreciation) for the period on available-for-sale securities	(6,039)	(959)	723	(15,566)
Unrealized appreciation for the period on held-to-maturity (1)	2,283	—	2,175	—
Reclassification adjustment for securities gains realized in income	988	6	988	374
Income tax effect	969	334	(1,360)	5,318

Unrealized gains (losses) on available-for-sale securities	(1,799)	(619)	2,526	(9,874)

Other Comprehensive Income (Loss), Net of Tax	(1,557)	(594)	2,416	(8,536)

Comprehensive Income	$3,401	$4,191	$15,569	$7,225

(1) -	The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of the transfer partially offsets the accretion of the difference between the par value and the fair value of the investment securities at the date of the transfer.

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2014	$12,500	$32,496	$121,253	$(1,729)	$164,520
Net income			13,153		13,153
Other comprehensive income, net of tax				2,416	2,416

Amortization of unearned compensation		271			271
Exercise of stock options		128			128
Stock option expense		145			145
Stock issued from acquisition		12,689			12,689
Cash dividends on preferred stock (1.00%)			(102)		(102)
Cash dividends on common stock ($.37 per share)			(3,440)		(3,440)

Balances, September 30, 2014	$12,500	$45,729	$130,864	$687	$189,780

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2014	2013
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$13,153	$15,761
Items not requiring (providing) cash
Provision for loan losses	2,080	2,917
Depreciation and amortization	2,806	2,522
Share based compensation	145	31
Mortgage servicing rights recovery	(28)	(208)
Premium amortization on securities available for sale, net	1,733	2,221
Gain on sale of investment securities	(988)	(374)
Gain on sale of mortgage loans	(6,101)	(7,580)
Proceeds from sales of loans	169,858	306,505
Loans originated for sale	(164,643)	(289,775)
Change in cash value of life insurance	(745)	(753)
Gain on sale of other real estate owned	(176)	(270)
Net change in
Interest receivable	(563)	210
Interest payable	(50)	(72)
Other assets	2,251	8,493
Other liabilities	327	326

Net cash provided by operating activities	19,059	39,954

Investing Activities
Purchases of securities available for sale	(77,164)	(152,275)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	99,805	103,893
Purchase of securities held to maturity	(4,839)	(9,910)
Proceeds from maturities of securities held to maturity	7,900	—
Purchase of Federal Reserve Bank stock	(592)	(851)
Net change in loans	(154,677)	101,796
Proceeds on the sale of OREO and repossessed assets	2,378	2,138
Purchases of premises and equipment	(4,086)	(3,033)
Acquisition of SCB	7,894	—
Purchase of Mortgage Company	(735)	—

Net cash provided by (used in) by investing activities	(124,116)	41,758

Financing Activities
Net change in
Deposits	37,124	34,167
Borrowings	76,944	(103,142)
Proceeds from issuance of stock	128	34
Dividends paid on common shares	(3,440)	(2,698)
Dividends paid on preferred shares	(102)	(308)

Net cash provided by (used in) financing activities	110,654	(71,947)

Net Change in Cash and Cash Equivalents	5,597	9,765
Cash and Cash Equivalents, Beginning of Period	31,721	30,735

Cash and Cash Equivalents, End of Period	$37,318	$40,500

Additional Supplemental Information
Interest paid	$10,009	$10,265
Income taxes paid	1,600	3,100
Transfer of loans to other real estate owned	3,078	2,528
Transfer of available-for-sale securities to held-to-maturity	167,047	—
The Company purchased all of the capital stock of Summit for $18,896. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	158,585	—
Cash paid to retire Summit debt	6,207	—
Cash paid for the capital stock	1,029	—
Liabilities assumed	138,660	—

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year of 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$4,958	$4,785	$13,153	$15,761
Less: Preferred stock dividends and accretion of discount	40	66	102	308

Net income available to common shareholders	$4,918	$4,719	$13,051	$15,453

Weighted average common shares outstanding	9,208,707	8,618,969	9,009,663	8,617,972

Basic earnings per share	$0.53	$0.55	$1.45	$1.79

Diluted earnings per share
Net income available to common shareholders	$4,918	$4,719	$13,051	$15,453

Weighted average common shares outstanding	9,208,707	8,618,969	9,009,663	8,617,972
Effect of dilutive securities:
Warrants	309,790	314,353	308,647	299,704
Restricted stock	36,387	40,833	37,127	39,883
Stock options	33,448	45,056	33,922	41,069

Weighted average shares outstanding	9,588,332	9,019,211	9,389,359	8,998,628

Diluted earnings per share	$0.51	$0.52	$1.39	$1.72

At September 30, 2014 and 2013, there were 46,766 and no shares, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

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

Note 2 – Acquisition

On April 3, 2014 Horizon closed its acquisition of SCB Bancorp, Inc. (“Summit”) and Horizon Bank N.A.’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). For the nine months ended September 30, 2014, the Company had approximately $1.3 million in costs related to the acquisition. These expenses are classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

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

ASSETS
Cash and due from banks	$15,161

Commercial	70,441
Residential mortgage	43,448
Consumer	10,192

Total loans	124,081

Premises and equipment, net	2,548
FRB and FHLB stock	2,136
Goodwill	8,286
Core deposit intangible	822
Interest receivable	347
Cash value life insurance	2,185
Other assets	3,019

Total assets purchased	$158,585

Common shares issued	$12,689
Cash paid	6,207
Retirement of Holding Company Debt	1,029

Total estimated purchase price	$19,925

LIABILITIES
Deposits
Non-interest bearing	$27,274
NOW accounts	16,332
Savings and money market	35,045
Certificates of deposits	42,368

Total deposits	121,019

Borrowings	16,990
Interest payable	52
Other liabilities	599

Total liabilities assumed	$138,660

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

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

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 as of April 3, 2014.

Contractually required principal and interest at acquisition	$14,460
Contractual cash flows not expected to be collected (nonaccretable differences)	3,146

Expected cash flows at acquisition	11,314
Interest component of expected cash flows (accretable discount)	1,688

Fair value of acquired loans accounted for under ASC 310-30	$9,626

Pro-forma statements were not presented due to the materiality of the transaction.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$27,093	$67	$(335)	$26,825
State and municipal	47,006	1,641	(52)	48,595
Federal agency collateralized mortgage obligations	123,916	970	(1,758)	123,128
Federal agency mortgage-backed pools	122,393	2,678	(962)	124,109
Private labeled mortgage-backed pools	763	23	—	786
Corporate notes	32	17	—	49

Total available for sale investment securities	$321,203	$5,396	$(3,107)	$323,492

Held to maturity
U.S. Treasury and federal agencies	$9,783	$49	$(4)	$9,828
State and municipal	135,839	2,958	(22)	138,775
Federal agency collateralized mortgage obligations	4,193	9	—	4,202
Federal agency mortgage-backed pools	22,634	399	—	23,033

Total held to maturity investment securities	$172,449	$3,415	$(26)	$175,838

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$43,808	$133	$(807)	$43,134
State and municipal	176,670	4,405	(3,177)	177,898
Federal agency collateralized mortgage obligations	116,047	1,242	(2,583)	114,706
Federal agency mortgage-backed pools	170,006	3,172	(2,284)	170,894
Private labeled mortgage-backed pools	1,188	38	—	1,226
Corporate notes	708	25	—	733

Total available for sale investment securities	$508,427	$9,015	$(8,851)	$508,591

Held to maturity, State and Municipal	$9,910	$—	$—	$9,910

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2014, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2014.

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

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$4,623	$4,670	$3,643	$3,663
One to five years	45,741	46,156	49,198	49,627
Five to ten years	17,166	17,888	106,225	107,424
After ten years	6,601	6,755	62,120	61,051

	74,131	75,469	221,186	221,765
Federal agency collateralized mortgage obligations	123,916	123,128	116,047	114,706
Federal agency mortgage-backed pools	122,393	124,109	170,006	170,894
Private labeled mortgage-backed pools	763	786	1,188	1,226

Total available for sale investment securities	$321,203	$323,492	$508,427	$508,591

Held to maturity
Within one year	$5,951	$6,136	$9,910	$9,910
One to five years	381	382	—	—
Five to ten years	93,628	95,216	—	—
After ten years	45,662	46,869	—	—

	145,622	148,603	9,910	9,910
Federal agency collateralized mortgage obligations	4,193	4,202	—	—
Federal agency mortgage-backed pools	22,634	23,033	—	—

Total held to maturity investment securities	$172,449	$175,838	$9,910	$9,910

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$3,956	$(4)	$23,648	$(335)	$27,604	$(339)
State and municipal	6,200	(35)	2,674	(39)	8,874	(74)
Federal agency collateralized mortgage obligations	37,987	(318)	40,882	(1,440)	78,869	(1,758)
Federal agency mortgage-backed pools	7,945	(26)	33,870	(936)	41,815	(962)

Total temporarily impaired securities	$56,088	$(383)	$101,074	$(2,750)	$157,162	$(3,133)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$32,099	$(807)	$—	$—	$32,099	$(807)
State and municipal	57,078	(2,993)	3,206	(184)	60,284	(3,177)
Federal agency collateralized mortgage obligations	64,445	(2,121)	8,601	(462)	73,046	(2,583)
Federal agency mortgage-backed pools	87,919	(2,284)	—	—	87,919	(2,284)

Total temporarily impaired securities	$241,541	$(8,205)	$11,807	$(646)	$253,348	$(8,851)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Sales of securities available for sale (Unaudited)
Proceeds	$45,228	$648	$45,228	$23,853
Gross gains	1,001	6	1,001	382
Gross losses	(13)	—	(13)	(8)

Note 4 – Loans

	September 30 2014	December 31 2013
Commercial
Working capital and equipment	$292,265	$241,569
Real estate, including agriculture	354,132	245,313
Tax exempt	8,899	2,898
Other	22,053	15,409

Total	677,349	505,189

Real estate
1–4 family	247,196	181,393
Other	4,543	4,565

Total	251,739	185,958

Consumer
Auto	150,795	139,915
Recreation	5,676	4,839
Real estate/home improvement	35,240	30,729
Home equity	108,608	96,924
Unsecured	3,910	3,825
Other	4,571	3,293

Total	308,800	279,525

Mortgage warehouse	105,133	98,156

Total loans	1,343,021	1,068,828
Allowance for loan losses	(16,160)	(15,992)

Loans, net	$1,326,861	$1,052,836

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

The following table shows the recorded investment of individual loan categories.

September 30, 2014	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$233,069	$390	$678	$234,137
Non owner occupied real estate	298,408	352	545	299,305
Residential spec homes	1,289	2	—	1,291
Development & spec land loans	12,574	20	37	12,631
Commercial and industrial	130,682	842	67	131,591

Total commercial	676,022	1,606	1,327	678,955

Residential mortgage	239,989	1,048	628	241,665
Residential construction	11,122	20	—	11,142
Mortgage warehouse	105,133	480	—	105,613

Total real estate	356,244	1,548	628	358,420

Direct installment	36,720	111	(380)	36,451
Direct installment purchased	236	—	—	236
Indirect installment	139,138	298	—	139,436
Home equity	133,190	565	(104)	133,651

Total consumer	309,284	974	(484)	309,774

Total loans	1,341,550	4,128	1,471	1,347,149
Allowance for loan losses	(16,160)	—	—	(16,160)

Net loans	$1,325,390	$4,128	$1,471	$1,330,989

December 31, 2013	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$156,262	$257	$207	$156,726
Non owner occupied real estate	224,713	105	299	225,117
Residential spec homes	400	—	—	400
Development & spec land loans	21,289	62	42	21,393
Commercial and industrial	101,920	737	57	102,714

Total commercial	504,584	1,161	605	506,350

Residential mortgage	176,068	578	382	177,028
Residential construction	9,508	14	—	9,522
Mortgage warehouse	98,156	480	—	98,636

Total real estate	283,732	1,072	382	285,186

Direct installment	29,983	104	(281)	29,806
Direct installment purchased	294	—	—	294
Indirect installment	131,384	320	—	131,704
Home equity	117,958	529	187	118,674

Total consumer	279,619	953	(94)	280,478

Total loans	1,067,935	3,186	893	1,072,014
Allowance for loan losses	(15,992)	—	—	(15,992)

Net loans	$1,051,943	$3,186	$893	$1,056,022

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	September 30 2014 Heartland	September 30 2014 Summit	September 30 2014 Total
Commercial	18,527	67,646	$86,173
Real estate	10,055	24,747	34,802
Consumer	8,287	9,106	17,393

Outstanding balance	$36,869	$101,499	$138,368

Carrying amount, net of allowance of $205			$138,163

	December 31 2013 Heartland	December 31 2013 Summit	December 31 2013 Total
Commercial	$37,048	$—	$37,048
Real estate	11,761	—	11,761
Consumer	11,485	—	11,485

Outstanding balance	$60,294	$—	$60,294

Carrying amount, net of allowance of $389			$59,905

Accretable yield, or income expected to be collected for the nine months ended September 30, is as follows:

	Nine Months Ended September 30, 2014
	Heartland	Summit	Total
Balance at January 1	$3,185	$—	$3,185
Additions	—	1,688	1,688
Accretion	(425)	(222)	(647)
Reclassification from nonaccreatable difference	—	—	—
Disposals	(210)	(46)	(256)

Balance at September 30	$2,550	$1,420	$3,970

	Nine Months Ended September 30, 2013
	Heartland	Summit	Total
Balance at January 1	$6,111	$—	$6,111
Additions	—	—	—
Accretion	(1,016)	—	(1,016)
Reclassification from nonaccreatable difference	—	—	—
Disposals	(1,629)	—	(1,629)

Balance at September 30	$3,466	$—	$3,466

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

During the three and nine months ended September 30, 2014, the Company increased the allowance for loan losses by a charge to the income statement of $0 and $253,000, respectively, and for the three and nine months ended September 30, 2013, $100,000 and $1.5 million, respectively. $134,000 of allowances for loan losses were reversed for the three and nine months ended September 30, 2014 and $0 of allowance for loan losses were reversed for the three and nine months ended September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$15,660	$19,565	$15,992	$18,270
Loans charged-off:
Commercial
Owner occupied real estate	—	6	—	138
Non owner occupied real estate	—	45	22	191
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	173	—
Commercial and industrial	1,093	774	1,220	913

Total commercial	1,093	825	1,415	1,242
Real estate
Residential mortgage	31	416	225	559
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	31	416	225	559
Consumer
Direct Installment	74	88	151	195
Direct Installment Purchased	—	—	—	—
Indirect Installment	306	271	874	624
Home Equity	37	201	468	639

Total consumer	417	560	1,493	1,458

Total loans charged-off	1,541	1,801	3,133	3,259

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	4	14	10	46
Non owner occupied real estate	10	1	85	3
Residential development	—	—	—	—
Development & Spec Land Loans	55	—	55	—
Commercial and industrial	18	111	435	147

Total commercial	87	126	585	196
Real estate
Residential mortgage	12	5	19	8
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	12	5	19	8
Consumer
Direct Installment	10	54	49	448
Direct Installment Purchased	—	—	—	—
Indirect Installment	165	202	431	372
Home Equity	26	—	137	32

Total consumer	201	256	617	852

Total loan recoveries	300	387	1,221	1,056

Net loans charged-off (recovered)	1,241	1,414	1,912	2,203

Provision charged to operating expense
Commercial	1,563	(940)	1,682	802
Real estate	697	675	(290)	986
Consumer	(519)	994	688	1,025

Total provision charged to operating expense	1,741	729	2,080	2,813

Balance at the end of the period	$16,160	$18,880	$16,160	$18,880

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

September 30, 2014	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,175	$—	$—	$—	$1,175
Collectively evaluated for impairment	5,846	3,304	1,300	4,041	14,491
Loans acquired with deteriorated credit quality	494	—	—	—	494

Total ending allowance balance	$7,515	$3,304	$1,300	$4,041	$16,160

Loans:
Individually evaluated for impairment	$8,497	$—	$—	$—	$8,497
Collectively evaluated for impairment	669,867	252,807	105,613	309,774	1,338,061
Loans acquired with deteriorated credit quality	591	—	—	—	591

Total ending loans balance	$678,955	$252,807	$105,613	$309,774	$1,347,149

December 31, 2013	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,312	$—	$—	$—	$1,312
Collectively evaluated for impairment	4,963	3,462	1,638	4,228	14,291
Loans acquired with deteriorated credit quality	389	—	—	—	389

Total ending allowance balance	$6,664	$3,462	$1,638	$4,228	$15,992

Loans:
Individually evaluated for impairment	$7,448	$—	$—	$—	$7,448
Collectively evaluated for impairment	489,547	186,526	98,636	279,448	1,054,157
Loans acquired with deteriorated credit quality	9,355	24	—	1,030	10,409

Total ending loans balance	$506,350	$186,550	$98,636	$280,478	$1,072,014

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

September 30, 2014	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$2,715	$—	$—	$781	$3,496
Non owner occupied real estate	2,591	—	—	1,563	4,154
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	547	—	—	1,125	1,672

Total commercial	5,853	—	—	3,469	9,322

Real estate
Residential mortgage	2,471	—	—	—	2,471
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	2,471	—	—	—	2,471

Consumer
Direct Installment	259	3	—	—	262
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	539	59	—	—	598
Home Equity	1,706	—	—	—	1,706

Total Consumer	2,504	62	—	—	2,566

Total	$10,828	$62	$—	$3,469	$14,359

December 31, 2013	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$293	$—	$222	$778	$1,293
Non owner occupied real estate	2,289	45	1,117	518	3,969
Residential development	—	—	—	—	—
Development & Spec Land Loans	182	—	—	—	182
Commercial and industrial	1,250	—	777	—	2,027

Total commercial	4,014	45	2,116	1,296	7,471

Real estate
Residential mortgage	2,459	2	719	2,686	5,866
Residential construction	—	—	280	—	280
Mortgage warehouse	—	—	—	—	—

Total real estate	2,459	2	999	2,686	6,146

Consumer
Direct Installment	202	—	—	—	202
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	531	2	—	—	533
Home Equity	2,542	—	311	1,072	3,925

Total Consumer	3,275	2	311	1,072	4,660

Total	$9,748	$49	$3,426	$5,054	$18,277

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $10.8 million of non-accrual loans and the $3.1 million of non-performing TDRs at September 30, 2014 were $1.3 million and $362,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Credit Officer or the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than nine months before returning a non-accrual loan to accrual status.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2014, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2014, the Company had $8.9 million in TDRs and $5.8 million were performing according to the restructured terms and no TDRs were returned to accrual status during the first nine months of 2014. There was $1.5 million of specific reserves allocated to TDRs at September 30, 2014 based on the discounted cash flows.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructuring during the three and nine months ended September 30, 2014 and 2013, segregated by class, are shown in the table below.

	Three Months Ending		Three Months Ending		Nine Months Ending		Nine Months Ending
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—	—	$—	—	$—
Non owner occupied real estate	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	2	362	—	—

Total commercial	—	—	—	—	2	362	—	—

Real estate
Residential mortgage	1	98	2	368	2	322	5	758
Residential construction	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—

Total real estate	1	98	2	368	2	322	5	758

Consumer
Direct Installment	—	—	—	—	—	—	—	—
Direct Installment Purchased	—	—	—	—	—	—	—	—
Indirect Installment	—	—	—	—	—	—	—	—
Home Equity	1	163	1	997	3	358	1	997

Total Consumer	1	163	1	997	3	358	1	997
	—	—			—	—

Total	2	$261	3	$1,365	7	$1,042	6	$1,755

Troubled debt restructured loans which had payment defaults during the three and nine months ended September 30, 2014 and 2013, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to non-accrual.

	Three Months Ending		Three Months Ending		Nine Months Ending		Nine Months Ending
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—	—	$—	—	$—
Non owner occupied real estate	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	2	362	—	—

Total commercial	—	—	—	—	2	362	—	—

Real estate
Residential mortgage	1	98	—	—	2	246	3	239
Residential construction	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—

Total real estate	1	98	—	—	2	246	3	239

Consumer
Direct Installment	—	—	—	—	—	—	—	—
Direct Installment Purchased	—	—	—	—	—	—	—	—
Indirect Installment	—	—	—	—	—	—	—	—
Home Equity	1	163	1	997	3	358	1	997

Total Consumer	1	163	1	997	3	358	1	997
	—	—			—	—

Total	2	$261	1	$997	7	$966	4	$1,236

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Nine Months Ending
September 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$2,851	$2,854	$—	$2,126	$85	$1,525	$129
Non owner occupied real estate	3,232	3,235	—	3,257	43	3,274	141
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	281	281	—	367	—	433	—

Total commercial	6,364	6,370	—	5,750	128	5,232	270

With an allowance recorded
Commercial
Owner occupied real estate	403	403	13	406	—	274	6
Non owner occupied real estate	333	333	150	335	—	343	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	1,391	1,391	1,012	1,560	—	1,567	2

Total commercial	2,127	2,127	1,175	2,301	—	2,184	8

Total	$8,491	$8,497	$1,175	$8,051	$128	$7,416	$278

				Three Months Ending		Nine Months Ending
September 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,329	$1,331	$—	$1,959	$16	$2,685	$43
Non owner occupied real estate	3,167	3,170	—	3,814	8	3,298	21
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	21	21	—	24	—	25	—
Commercial and industrial	546	561	—	1,297	—	1,311	—

Total commercial	5,063	5,083	—	7,094	24	7,319	64

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	(1)	—	—	—
Non owner occupied real estate	487	487	302	491	—	502	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	149	149	48	173	—	165	—
Commercial and industrial	2,188	2,200	966	2,379	—	1,808	23

Total commercial	2,824	2,836	1,316	3,042	—	2,475	23

Total	$7,887	$7,919	$1,316	$10,136	$24	$9,794	$87

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

September 30, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$338	$—	$—	$338	$232,731	$233,069
Non owner occupied real estate	—	—	—	—	298,408	298,408
Residential development	—	—	—	—	1,289	1,289
Development & Spec Land Loans	—	—	—	—	12,574	12,574
Commercial and industrial	134	—	—	134	130,548	130,682

Total commercial	472	—	—	472	675,550	676,022

Real estate
Residential mortgage	491	183	—	674	239,315	239,989
Residential construction	—	—	—	—	11,122	11,122
Mortgage warehouse	—	—	—	—	105,133	105,133

Total real estate	491	183	—	674	355,570	356,244

Consumer
Direct Installment	139	32	3	174	36,546	36,720
Direct Installment Purchased	—	—	—	—	236	236
Indirect Installment	986	273	59	1,318	137,820	139,138
Home Equity	665	69	—	734	132,456	133,190

Total consumer	1,790	374	62	2,226	307,058	309,284

Total	$2,753	$557	$62	$3,372	$1,338,178	$1,341,550

Percentage of total loans	0.21%	0.04%	0.00%	0.25%	99.75%

December 31, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$341	$—	$—	$341	$155,921	$156,262
Non owner occupied real estate	424	—	45	469	224,244	224,713
Residential development	—	—	—	—	400	400
Development & Spec Land Loans	—	—	—	—	21,289	21,289
Commercial and industrial	—	—	—	—	101,920	101,920

Total commercial	765	—	45	810	503,774	504,584

Real estate
Residential mortgage	445	87	2	534	175,534	176,068
Residential construction	—	—	—	—	9,508	9,508
Mortgage warehouse	—	—	—	—	98,156	98,156

Total real estate	445	87	2	534	283,198	283,732

Consumer
Direct Installment	120	24	—	144	29,839	29,983
Direct Installment Purchased	—	—	—	—	294	294
Indirect Installment	1,011	175	2	1,188	130,196	131,384
Home Equity	767	58	—	825	117,133	117,958

Total consumer	1,898	257	2	2,157	277,462	279,619

Total	$3,108	$344	$49	$3,501	$1,064,434	$1,067,935

Percentage of total loans	0.29%	0.03%	0.00%	0.33%	99.67%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$221,514	$4,753	$6,802	$—	$233,069
Non owner occupied real estate	278,452	6,668	13,288	—	298,408
Residential development	1,030	259	—	—	1,289
Development & Spec Land Loans	11,379	82	1,113	—	12,574
Commercial and industrial	125,423	1,906	3,353	—	130,682

Total commercial	637,798	13,668	24,556	—	676,022

Real estate
Residential mortgage	237,518	—	2,471	—	239,989
Residential construction	11,122	—	—	—	11,122
Mortgage warehouse	105,133	—	—	—	105,133

Total real estate	353,773	—	2,471	—	356,244

Consumer
Direct Installment	36,458	—	262	—	36,720
Direct Installment Purchased	236	—	—	—	236
Indirect Installment	138,540	—	598	—	139,138
Home Equity	131,484	—	1,706	—	133,190

Total Consumer	306,718	—	2,566	—	309,284

Total	$1,298,289	$13,668	$29,593	$—	$1,341,550

Percentage of total loans	96.78%	1.02%	2.21%	0.00%

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$146,085	$2,231	$7,946	$—	$156,262
Non owner occupied real estate	208,625	5,047	11,041	—	224,713
Residential development	400	—	—	—	400
Development & Spec Land Loans	19,858	91	1,340	—	21,289
Commercial and industrial	91,852	6,492	3,576	—	101,920

Total commercial	466,820	13,861	23,903	—	504,584

Real estate
Residential mortgage	170,202	—	5,866	—	176,068
Residential construction	9,228	—	280	—	9,508
Mortgage warehouse	98,156	—	—	—	98,156

Total real estate	277,586	—	6,146	—	283,732

Consumer
Direct Installment	29,781	—	202	—	29,983
Direct Installment Purchased	294	—	—	—	294
Indirect Installment	130,851	—	533	—	131,384
Home Equity	114,033	—	3,925	—	117,958

Total Consumer	274,959	—	4,660	—	279,619

Total	$1,019,365	$13,861	$34,709	$—	$1,067,935

Percentage of total loans	95.45%	1.30%	3.25%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 8 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at September 30, 2014 and December 31, 2013. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2014 the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2014, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $102.4 million at September 30, 2014 and $95.3 million at December 31, 2013.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2014, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivative		Liability Derivatives
	September 30, 2014		September 30, 2014
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$372
Interest rate contracts	Other Assets	372	Other liabilities	2,996

Total derivatives designated as hedging instruments		372		3,368

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	469	Other liabilities	22

Total derivatives not designated as hedging instruments		469		22

Total derivatives		$841		$3,390

	Asset Derivative		Liability Derivatives
	December 31, 2013		December 31, 2013
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$7	Other liabilities	$(53)
Interest rate contracts	Other Assets	(60)	Other liabilities	2,826

Total derivatives designated as hedging instruments		(53)		2,773

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	212	Other liabilities	22

Total derivatives not designated as hedging instruments		212		22

Total derivatives		$159		$2,795

The effect of the derivative instruments on the condensed consolidated statement of income for the three and nine month periods ending is as follows:

	Comprehensive Income on Derivative (Effective Portion)		Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30
Derivative in cash flow hedging relationship	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Interest rate contracts	$240	$25	$(110)	$1,338

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Interest rate contracts	Interest income - loans	$(326)	$211	$425	$(1,635)
Interest rate contracts	Interest income - loans	326	(211)	(425)	1,635

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$(22)	$169	$(1)	$(239)

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Available-for-sale securities
U.S. Treasury and federal agencies	$26,825	$—	$26,825	$—
State and municipal	48,595	—	48,595	—
Federal agency collateralized mortgage obligations	123,128	—	123,128	—
Federal agency mortgage-backed pools	124,109	—	124,109	—
Private labeled mortgage-backed pools	786	—	786	—
Corporate notes	49	—	49	—

Total available-for-sale securities	323,492	—	323,492	—

Hedged loans	102,450	—	102,450	—
Forward sale commitments	641	—	641	—
Interest rate swap agreements	(3,368)	—	(3,368)	—
Commitments to originate loans	(22)	—	(22)	—

December 31, 2013
Available-for-sale securities
U.S. Treasury and federal agencies	$43,134	$—	$43,134	$—
State and municipal	177,898	—	177,898	—
Federal agency collateralized mortgage obligations	114,706	—	114,706	—
Federal agency mortgage-backed pools	170,894	—	170,894	—
Private labeled mortgage-backed pools	1,226	—	1,226	—
Corporate notes	733	—	733	—

Total available-for-sale securities	508,591	—	508,591	—

Hedged loans	95,372	—	95,372	—
Forward sale commitments	212	—	212	—
Interest rate swap agreements	(2,773)	—	(2,773)	—
Commitments to originate loans	(22)	—	(22)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Non Interest Income	2014	2013	2014	2013
Total gains and losses from:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hedged loans	$(326)	$211	$425	$(1,635)
Fair value interest rate swap agreements	326	(211)	(425)	1,635
Derivative loan commitments	(22)	169	(1)	(239)

	$(22)	$169	$(1)	$(239)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Impaired loans	$7,316	$—	$—	$7,316
Mortgage servicing rights	7,472	—	—	7,472

December 31, 2013
Impaired loans	$6,114	$—	$—	$6,114
Mortgage servicing rights	7,039	—	—	7,039

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSR’s fair value increased by $28,000 during the first nine months of 2014 and increased by $208,000 during the first nine months of 2013.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$7,316	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$7,472	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$6,114	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$7,039	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2014 and December 31, 2013. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	September 30, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$37,318	$37,318	$—	$—
Investment securities, held to maturity	172,449	—	—	175,838
Loans held for sale	4,167	—	—	4,167
Loans excluding loan level hedges, net	1,224,411	—	—	1,238,805
Stock in FHLB and FRB	16,912	—	16,912	—
Interest receivable	8,411	—	8,411	—

Liabilities
Non-interest bearing deposits	$278,527	$278,527	$—	$—
Interest-bearing deposits	1,171,136	—	1,108,186	—
Borrowings	350,113	—	351,072	—
Subordinated debentures	32,603	—	32,657	—
Interest payable	477	—	477	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$31,721	$31,721	$—	$—
Investment securities, held to maturity	9,910	—	—	9,910
Loans held for sale	3,281	—	—	3,281
Loans excluding loan level hedges, net	957,464	—	—	975,910
Stock in FHLB and FRB	14,184	—	14,184	—
Interest receivable	7,501	—	7,501	—

Liabilities
Non-interest bearing deposits	$231,096	$231,096	$—	$—
Interest-bearing deposits	1,060,424	—	1,002,980	—
Borrowings	256,296	—	257,093	—
Subordinated debentures	32,486	—	32,528	—
Interest payable	506	—	506	—

Note 11 – Accumulated Other Comprehensive Income (Loss)

	September 30	December 31
	2014	2013
Unrealized gain on securities available for sale	$2,288	$164
Unamortized gain on securities held to maturity, previously transferred from AFS	1,765	—
Unrealized loss on derivative instruments	(2,995)	(2,826)
Tax effect	(371)	933

Total accumulated other comprehensive income (loss)	$687	$(1,729)

Note 12 – Future Accounting Matters

Accounting Standards Update (“ASU” or “Update”) 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (January 2014) - This Update permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments in this Update should be applied retrospectively to all periods presented. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (January 2014) - The objective of this Update is to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments in this Update may be adopted using either a modified retrospective transition method or a prospective transition method. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (April 2014). - This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (June 2014). - This Update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (June 2014). - This Update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

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

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

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

On April 3, 2014, Horizon completed the acquisition of Summit and Horizon Bank’s acquisition of Summit Community Bank, through mergers effective April 3, 2014. Under the terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon common stock and $5.15 in cash for each outstanding share of Summit common stock. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon’s common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt).

Following are some highlights of Horizon’s financial performance through the third quarter of 2014:

•	Total loans, excluding mortgage warehouse loans, increased $54.2 million during the quarter or 18.1% on an annualized basis and $268.1 million during the first nine months of 2014 or 36.8% on an annualized basis.

•	Commercial loans increased $29.1 million during the quarter or 17.8% on an annualized basis and $172.2 million during the first nine months of 2014 or 45.6% on an annualized basis to $677.3 million as of September 30, 2014.

•	Third quarter 2014 net income was $5.0 million or $.51 diluted earnings per share.

•	Excluding costs related to the acquisition of SCB Bancorp, Inc. (“Summit”) of $124,000, net income for the third quarter of 2014 was $5.0 million or $.52 diluted earnings per share.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

•	Net income for the first nine months of 2014 was $13.2 million or $1.39 diluted earnings per share.

•	Excluding costs related to the acquisition of Summit of $1.3 million, net income for the first nine months of 2014 was $14.0 million or $1.48 diluted earnings per share.

•	Tangible book value per share of $15.75 as of September 30, 2014 is the highest in the Company’s history.

•	Return on average assets was 0.96% for the third quarter of 2014 and 0.92% for the first nine months of 2014.

•	Return on average common equity was 10.95% for the third quarter of 2014 and 10.56% for the first nine months of 2014.

•	Non-performing loans to total loans as of September 30, 2014 were 1.47% compared to 1.70% as of December 31, 2013 and 2.07% as of September 30, 2013.

•	Loan loss reserves to total loans, excluding loans with credit-related purchase accounting adjustments, were 1.32% as of September 30, 2014.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2014, Horizon had core deposit intangibles of $4.2 million subject to amortization and $28.0 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2014 was $23.04 per share compared to a book value of $19.25 per common share. Horizon reported record earnings for the fourteenth consecutive year in 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

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

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

Financial Condition

On September 30, 2014, Horizon’s total assets were $2.0 billion, an increase of approximately $278.8 million compared to December 31, 2013. The increase was primarily due to the growth in net loans of $274.0 million, consisting of $124.0 million in loans acquired in the Summit acquisition and $150.0 million of loans from organic growth.

Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$27,093	$26,825	$43,808	$43,134
State and municipal	47,006	48,595	176,670	177,898
Federal agency collateralized mortgage obligations	123,916	123,128	116,047	114,706
Federal agency mortgage-backed pools	122,393	124,109	170,006	170,894
Private labeled mortgage-backed pools	763	786	1,188	1,226
Corporate notes	32	49	708	733

Total available for sale investment securities	$321,203	$323,492	$508,427	$508,591

Held to maturity
U.S. Treasury and federal agencies	$9,783	$9,828	$—	$—
State and municipal	135,839	138,775	9,910	9,910
Federal agency collateralized mortgage obligations	4,193	4,202	—	—
Federal agency mortgage-backed pools	22,634	23,033	—	—

Total held to maturity investment securities	$172,449	$175,838	$9,910	$9,910

Total investment securities decreased by approximately $22.6 million at September 30, 2014 compared to December 31, 2013 as a result of an analysis that determined market conditions provided the opportunity to sell securities and add gains to capital without negatively impacting long-term earnings. The sale of securities was also used to fund loan growth. In the second quarter of 2014, Horizon reclassified securities with a book value of $165.1 million and a net unrealized gain of $2.0 million from available for sale to held to maturity. At the time of reclassification, the fair value of the securities of $167.1 million was reclassified as held to maturity. This reclassification was made due to Horizon’s intent and ability to hold these securities to maturity. Investments classified as held to maturity are subsequently measured at amortized cost on the balance sheet.

Total loans increased $275.1 million since December 31, 2013 to $1.3 billion as of September 30, 2014. This increase was the result of an increase in commercial loans of $172.2 million, mortgage warehouse loans of $7.0 million, residential mortgage loans of $65.8 million and consumer loans of $29.3 million. On April 3, 2014, as part of the Summit acquisition, Horizon acquired $124.0 million in loans. These loans consisted of $70.4 million in commercial, $43.4 million of residential mortgage and $10.2 million of consumer. The growth in total loans during the nine months ended September 30, 2014 is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint, organic market expansion and the Summit acquisition.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

The following table presents the amount and growth rate of loans by product type for the nine months ended September 30, 2014.

Loan Growth by Type

Nine Months Ended September 30, 2014

(Dollars in Thousands)

	September 30 2014	December 31 2013	Amount Change	Percent Change	Annualized Percent Change
	(Unaudited)
Commercial loans	$677,349	$505,189	$172,160	34.1%	45.6%
Residential mortgage loans	251,739	185,958	65,781	35.4%	47.3%
Consumer loans	308,800	279,525	29,275	10.5%	14.0%
Held for sale loans	4,167	3,281	886	27.0%	36.1%

Subtotal	1,242,055	973,953	268,102	27.5%	36.8%
Mortgage warehouse loans	105,133	98,156	6,977	7.1%	9.5%

Total loans	$1,347,188	$1,072,109	$275,079	25.7%	34.3%

Total deposits increased $158.1 million since December 31, 2013. This increase was the result of organic growth of $37.1 million and deposits acquired in the Summit acquisition totaling $121.0 million as of September 30, 2014. Non-interest bearing deposit accounts increased by $47.4 million, interest-bearing transaction accounts increased by $101.3 million and time deposits increased by $9.4 million during the nine months ended September 30, 2014.

The Company’s borrowings increased $93.8 million from December 31, 2013 as total loan growth of $275.1 million outpaced deposit growth of $158.1 million during the nine months ended September 30, 2014, thereby increasing the Company’s reliance on borrowings to fund loan growth during the period. At September 30, 2014, the Company had $110.0 million in short-term funds borrowed compared to $41.0 million at December 31, 2013. The Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in mortgage warehouse lending.

Stockholders’ equity totaled $189.8 million at September 30, 2014 compared to $164.5 million at December 31, 2013. The increase in stockholders’ equity during the period was the result of the generation of net income, an increase in accumulated other comprehensive income and common stock issued in the Summit acquisition, net of dividends declared. At September 30, 2014, the ratio of average stockholders’ equity to average assets was 9.33% compared to 9.46% for December 31, 2013. Book value per common share at September 30, 2014 increased to $19.25 compared to $17.64 at December 31, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

Results of Operations

Overview

Consolidated net income for the three-month period ended September 30, 2014 was $5.0 million, an increase of 3.6% from the $4.8 million for the same period in 2013. Earnings per common share for the three months ended September 30, 2014 were $0.53 basic and $0.51 diluted, compared to $0.55 basic and $0.52 diluted for the same three-month period in 2013. Diluted earnings per share decreased by $.01 compared to the same three-month period in 2013 due to an increase in the amount of shares outstanding as a result of the Summit acquisition.

Consolidated net income for the nine-month period ended September 30, 2014 was $13.2 million, a decrease of 16.5% from $15.8 million for the same period in 2013. Earnings per common share for the nine months ended September 30, 2014 were $1.45 basic and $1.39 diluted, compared to $1.79 basic and $1.72 diluted for the same nine-month period in 2013. Diluted earnings per share decreased by $.33 compared to the same nine-month period in 2013 due primarily to lower interest income on loans as a result of a decrease in accretion income from acquisition-related purchase accounting adjustments, lower non-interest income from a decline in gain on sale of mortgage loans and an increase in non-interest expenses primarily due to an increase in salaries and employee benefits from company growth and transaction expenses related to the Summit acquisition. Additionally, the decrease in diluted earnings per share reflects the shares issued to Summit shareholders as part of the transaction.

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

Net interest income during the three months ended September 30, 2014 was $16.4 million, an increase of $1.7 million from the $14.7 million earned during the same period in 2013. Yields on the Company’s interest-earning assets decreased by 29 basis points to 4.32% for the three months ending September 30, 2014 from 4.61% for the three months ended September 30, 2013. Interest income increased $1.8 million from $18.0 million for the three months ended September 30, 2013 to $19.9 million for the same period in 2014. This increase was due to an increase in interest-earning assets offset by lower yields on loans and investment securities and a decrease in interest income from acquisition-related purchase accounting adjustments from $1.0 million for the third quarter of 2013 to $438,000 for the same period of 2014.

Rates paid on interest-bearing liabilities decreased by 11 basis points for the three months ended September 30, 2014 compared to the same period in 2013 due to the continued low interest rate environment. Interest expense increased $79,000 from $3.4 million for the three months ended September 30, 2013 to $3.5 million for the same period in 2014. This increase was due to higher balances of both interest-bearing deposits and borrowings. The net interest margin decreased 19 basis points from 3.78% for the three months ended September 30, 2013 to 3.59% for the same period in 2014. The decrease in the margin for the three months ended September 30, 2014 compared to the same period in 2013 was due to the decrease of approximately $606,000 of interest income from acquisition-related purchase accounting adjustments as well as a reduction in the yield on interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.50% for the three-month period ending September 30, 2014 compared to 3.52% for the same period in 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning assets
Federal funds sold	$4,033	$5	0.49%	$10,140	$6	0.23%
Interest-earning deposits	5,941	4	0.27%	6,834	2	0.12%
Investment securities - taxable	394,954	2,330	2.34%	356,275	2,076	2.31%
Investment securities - non-taxable (1)	146,513	1,109	4.48%	146,622	1,114	4.71%
Loans receivable (2)(3)	1,325,625	16,403	4.92%	1,087,930	14,843	5.42%

Total interest-earning assets (1)	1,877,066	19,851	4.32%	1,607,801	18,041	4.61%

Noninterest-earning assets
Cash and due from banks	27,188			24,619
Allowance for loan losses	(15,706)			(18,910)
Other assets	155,021			133,890

	$2,043,569			$1,747,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,204,122	$1,352	0.45%	$1,081,256	$1,395	0.51%
Borrowings	320,676	1,593	1.97%	236,071	1,465	2.46%
Subordinated debentures	32,580	506	6.16%	32,425	512	6.26%

Total interest-bearing liabilities	1,557,378	3,451	0.88%	1,349,752	3,372	0.99%

Noninterest-bearing liabilities
Demand deposits	282,494			224,622
Accrued interest payable and other liabilities	12,979			11,904
Shareholders’ equity	190,718			161,122

	$2,043,569			$1,747,400

Net interest income/spread		$16,400	3.44%		$14,669	3.62%

Net interest income as a percent of average interest earning assets (1)			3.59%			3.78%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Net interest income during the nine months ended September 30, 2014 was $46.5 million, a decrease of $794,000 from the $47.3 million earned during the same period in 2013. Yields on the Company’s interest-earning assets decreased by 53 basis points to 4.37% for the nine months ended September 30, 2014 from 4.90% for the same period in 2013. Interest income decreased $1.0 million from $57.5 million for the nine months ended September 30, 2013 to $56.4 million for the same period in 2014. This decrease was primarily due to lower yields on loans and a decrease in interest income from acquisition-related purchase accounting adjustments from $5.4 million for the first nine months of 2013 to $2.0 million for the same period of 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

Rates paid on interest-bearing liabilities decreased by 10 basis points for the nine months ended September 30, 2014 compared to the same period in 2013 due to the continued low interest rate environment. Interest expense decreased $213,000 from $10.2 million for the nine months ended September 30, 2013 to $10.0 million for the same period of 2014. This decrease was due to lower rates being paid on the Company’s interest-bearing liabilities partially offset by higher volume of interest-bearing liabilities. The net interest margin decreased 44 basis points from 4.06% for the nine months ended September 30, 2013 to 3.62% for the same period in 2014. The decrease in the margin for the nine months ended September 30, 2014 compared to the same period in 2013 was due to the decrease of approximately $3.3 million of interest income from acquisition-related purchase accounting adjustments as well as a reduction in the yield on interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.47% for the nine months ending September 30, 2014 compared to 3.61% for the same period in 2013.

The following are the average balance sheets for the nine months ending (dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$6,559	$9	0.18%	$9,480	$11	0.16%
Interest-earning deposits	6,547	7	0.14%	8,186	5	0.08%
Investment securities - taxable	395,255	7,108	2.40%	365,569	6,137	2.24%
Investment securities - non-taxable (1)	146,643	3,328	4.33%	133,011	3,105	4.88%
Loans receivable (2)(3)	1,215,183	45,988	5.07%	1,100,923	48,189	5.86%

Total interest-earning assets (1)	1,770,187	56,440	4.37%	1,617,169	57,447	4.90%

Noninterest-earning assets
Cash and due from banks	26,736			24,588
Allowance for loan losses	(15,892)			(18,980)
Other assets	140,698			133,544

	$1,921,729			$1,756,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,171,343	$3,984	0.45%	$1,091,635	$4,320	0.53%
Borrowings	274,322	4,493	2.19%	239,323	4,369	2.44%
Subordinated debentures	32,541	1,503	6.18%	32,386	1,504	6.21%

Total interest-bearing liabilities	1,478,206	9,980	0.90%	1,363,344	10,193	1.00%

Noninterest-bearing liabilities
Demand deposits	253,331			215,869
Accrued interest payable and other liabilities	12,454			13,657
Shareholders’ equity	177,738			163,451

	$1,921,729			$1,756,321

Net interest income/spread		$46,460	3.47%		$47,254	3.90%

Net interest income as a percent of average interest earning assets (1)			3.62%			4.06%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the three-month period ended September 30, 2014, a provision of $1.7 million was required to adequately fund the ALLL compared to a provision of $104,000 for the same period of 2013. Commercial loan net charge-offs during the three months ended September 30, 2014 were $1.0 million, residential mortgage loan net charge-offs were $19,000, and consumer loan net charge-offs were $217,000. The higher provision for loan losses in the third quarter of 2014 compared to the same period of 2013 was partially due to a $1.0 million charge-off associated with one commercial credit during the quarter. The ALLL balance at September 30, 2014 was $16.2 million or 1.20% of total loans. This compares to an ALLL balance of $16.0 million at December 31, 2013 or 1.49% of total loans. The decrease in the ratio at September 30, 2014 compared to December 31, 2013 was due to an increase in total loans of $275.1 million.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 1.32% as of September 30, 2014. The table below details Horizon’s loan loss reserve ratio composition as of September 30, 2014.

Allowance for Loan and Lease Loss Detail

As of September 30, 2014

(Dollars in Thousands, Unaudited)

	Horizon Legacy	Heartland	Summit	Total
Pre-discount loan balance	$1,204,653	$40,067	$106,432	$1,351,152

Allowance for loan losses (ALLL)	15,955	205	—	16,160
Loan discount	N/A	3,179	4,952	8,131

Total ALLL+loan discount	15,955	3,384	4,952	24,291

Loans, net	$1,188,698	$36,683	$101,480	$1,326,861

ALLL/ pre-discount loan balance	1.32%	0.51%	0.00%	1.20%
Loan discount/ pre-discount loan balance	N/A	7.93%	4.65%	0.60%
Total ALLL+loan discount/ pre-discount loan balance	1.32%	8.45%	4.65%	1.80%

For the nine-month period ended September 30, 2014, the provision for loan losses totaled $2.1 million compared to $2.9 million in the same period of 2013. The lower provision for loan losses in the first nine months of 2014 compared to the same period of 2013 was due to the improvement of non-performing and substandard loans.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

Non-performing loans totaled $19.8 million on September 30, 2014, up from $18.3 million on December 31, 2013. Compared to December 31, 2013, non-performing commercial loans and real estate loans increased by $1.9 million and $167,000, respectively, partially offset by a decrease of $506,000 in non-performing consumer loans.

At September 30, 2014, loans acquired in the Summit acquisition represented $1.2 million in non-performing, $2.5 million in substandard and $4,000 in delinquent loans. At September 30, 2014, loans acquired in the Heartland acquisition represented $3.1 million in non-performing, $4.9 million in substandard and $225,000 in delinquent loans, which compares to $4.5 million in non-performing, $10.3 million in substandard and $323,000 in delinquent loans at December 31, 2013.

Other Real Estate Owned (OREO) totaled $1.3 million on September 30, 2014, down from $2.1 million on December 31, 2013 and $1.4 million on September 30, 2013.

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
	September 30 2014	September 30 2013	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,076	$1,083	$(7)	-0.6%
Wire transfer fees	151	169	(18)	-10.7%
Interchange fees	1,223	1,123	100	8.9%
Fiduciary activities	1,131	953	178	18.7%
Gain on sale of securities	988	6	982	16366.7%
Gain on sale of mortgage loans	2,153	1,667	486	29.2%
Mortgage servicing net of impairment	116	348	(232)	-66.7%
Increase in cash surrender value of bank owned life insurance	296	278	18	6.5%
Other income	256	283	(27)	-9.5%

Total non-interest income	$7,390	$5,910	$1,480	25.0%

Total non-interest income was $1.5 million higher in the third quarter of 2014 compared to the same period of 2013. Interchange fees increased by $100,000, primarily due to an increase in volume. Fiduciary activity fees increased $178,000, primarily due to customer and market value growth. Gain on sale of securities increased $982,000 due to a gain on sale of securities of $988,000 during the third quarter of 2014. This gain was the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The sale of securities was also used to fund loan growth. Residential mortgage loan activity during the third quarter of 2014 generated $2.2 million of income from the gain on sale of mortgage loans, up $486,000 from the same period in 2013. The increase in the gain on sale of mortgages loans was due to an increase in the percentage earned on the sale of these loans, partially offset by a decrease in total loans sold of $21.2 million from $91.8 million in the third quarter of 2013 to $70.6 million in the third quarter of 2014. Mortgage servicing net of impairment decreased by $232,000 compared to the previous year primarily due to an increase in amortization expense as of a result of loans being refinanced.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30 2014	September 30 2013	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$3,037	$2,984	$53	1.8%
Wire transfer fees	408	562	(154)	-27.4%
Interchange fees	3,436	3,049	387	12.7%
Fiduciary activities	3,378	3,140	238	7.6%
Gain on sale of securities	988	374	614	164.2%
Gain on sale of mortgage loans	6,101	7,580	(1,479)	-19.5%
Mortgage servicing net of impairment	556	813	(257)	-31.6%
Increase in cash surrender value of bank owned life insurance	781	787	(6)	-0.8%
Other income	854	930	(76)	-8.2%

Total non-interest income	$19,539	$20,219	$(680)	-3.4%

Total non-interest income was $680,000 lower in the first nine months of 2014 compared to the same period of 2013. Wire transfer fees were $154,000 lower during the first nine months of 2014 compared to the same period in 2013 primarily due to a decrease in volume. Interchange fees were $387,000 higher during the first nine months of 2014 compared to the same period in 2013 primarily due to an increase in volume. Fiduciary activity fees increased $238,000, primarily due to customer and market value growth. Gain on sale of securities increased $614,000 due to a gain on sale of securities of $988,000 during the nine months ended 2014. This gain was the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The sale of securities was also used to fund loan growth. Residential mortgage loan activity during the first nine months of 2014 generated $6.1 million of income from the gain on sale of mortgage loans, down $1.5 million from the same period in 2013. This decrease was due to a decrease in volume, partially offset by an increase in the percentage earned on the sale of these loans. Loans originated for sale during the first nine months of 2014 were $164.6 million compared to $289.8 million for the same period in 2013. Mortgage servicing net of impairment decreased by $257,000 compared to the previous year primarily due to an increase in amortization expense as of a result of loans being refinanced.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	September 30 2014	September 30 2013	Amount Change	Percent Change
Non-interest expense
Salaries	$5,730	$5,282	$448	8.5%
Commission and bonuses	1,239	1,165	74	6.4%
Employee benefits	1,246	1,247	(1)	-0.1%
Net occupancy expenses	1,404	1,172	232	19.8%
Data processing	907	766	141	18.4%
Professional fees	358	357	1	0.3%
Outside services and consultants	595	436	159	36.5%
Loan expense	1,202	1,040	162	15.6%
FDIC deposit insurance	313	270	43	15.9%
Other losses	(35)	55	(90)	-163.6%
Other expense	2,394	2,271	123	5.4%

Total non-interest expense	$15,353	$14,061	$1,292	9.2%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

Total non-interest expenses were $1.3 million higher in the third quarter of 2014 compared to the same period of 2013. Salaries increased $448,000 compared to the same period of 2013 primarily due to changes in annual merit pay and a larger employee base. Net occupancy expenses increased $232,000 primarily due to the addition of Summit. Data processing expense increased during the quarter by $141,000 due to growth in services. Outside services and consultants increased by $159,000 compared to the same period of 2013 due to $124,000 in fees associated with the Summit acquisition incurred during the third quarter of 2014. Loan expense increased $162,000 due to an increase in loan origination costs, indirect dealer fees and collection and workout costs. Other expenses increased $123,000 in the third quarter of 2014 compared to the same period in 2013 primarily due to the Company’s growth and expansion efforts.

	Nine Months Ended
	September 30 2014	September 30 2013	Amount Change
Non-interest expense
Salaries	$17,088	$15,743	$1,345
Commission and bonuses	2,728	3,304	(576)
Employee benefits	4,175	3,872	303
Net occupancy expenses	4,188	3,778	410
Data processing	2,714	2,184	530
Professional fees	1,385	1,310	75
Outside services and consultants	2,554	1,634	920
Loan expense	3,489	3,556	(67)
FDIC deposit insurance	854	821	33
Other losses	98	146	(48)
Other expense	7,002	6,487	515

Total non-interest expense	$46,275	$42,835	$3,440

Total non-interest expenses were $3.4 million higher in the first nine months of 2014 compared to the same period of 2013. Salaries and employee benefits increased $1.3 million and $303,000, respectively, due to changes in annual merit pay and a larger employee base. Commission and bonuses decreased $576,000 due to lower commissions earned as a result of a decrease in mortgage loans originated. Net occupancy expenses increased $410,000 primarily due to the Summit acquisition. Data processing expense increased $530,000 compared to the same period in 2013 due to growth in services and $196,000 in one-time fees associated with the Summit acquisition. Outside services and consultants increased by $920,000 compared to the same period of 2013 due to $1.0 million in fees associated with the Summit acquisition which occurred during the first nine months of 2014. Other expenses increased $515,000 primarily due to the Company’s growth and expansion efforts.

Income Taxes

Income tax expense for the third quarter of 2014 was $1.7 million compared to $1.6 million for same period of 2013. The effective tax rate for the third quarter of 2014 was 26.0% compared to 25.4% in the same period of 2013.

Income tax expense for the nine months ended September 30, 2014 was $4.5 million compared to $6.0 million for same period of 2013. The effective tax rate for the first nine months of 2014 was 25.5% compared to 27.4% in the same period of 2013. The decrease in the effective tax rate is primarily due to lower net income during the nine months ended September 30, 2014 compared to the same period of 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2014, cash and cash equivalents increased by approximately $5.6 million. At September 30, 2014, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $284.0 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $311.8 million at December 31, 2013 and $328.9 million at September 30, 2013.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2014. Stockholders’ equity totaled $189.8 million as of September 30, 2014, compared to $164.5 million as of December 31, 2013. For the three months ended September 30, 2014, the ratio of average stockholders’ equity to average assets was 9.33% compared to 9.46% for the three months ended December 31, 2013. The increase in stockholders’ equity during the period was the result of the generation of net income, an increase in accumulated other comprehensive income and common stock issued in the Summit acquisition, net of dividends declared.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending September 30, 2014, the dividend cost was approximately $40,000, or 1.3% annualized. For both the fourth quarter of 2014 and the first quarter of 2015, the dividend cost will be approximately $31,250, or 1.0%. The Company plans to reserve cash for the ability to redeem this preferred stock if and when the cost of this capital exceeds other forms of capital, subject to regulatory approval.

Horizon declared common stock dividends in the amount of $0.37 per share during the first nine months of 2014 compared to $0.31 per share for the same period of 2013. The dividend payout ratio (dividends as a percent of basic earnings per share) was 25.5% and 17.3% for the first nine months of 2014 and 2013, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2013.

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Office of the Comptroller of the Currency, as well as the Federal Deposit Insurance Corporation, adopted the new rule on July 9, 2013. The final approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions

The phase-in for banking organizations such as Horizon and the Bank will not begin until January 2015, while the phase-in period for larger banks started in January 2014. Horizon and the Bank are currently evaluating the impact of the implementation of the new capital and liquidity standards.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months Ended September 30, 2014

Use of Non-GAAP Financial Measures

Certain information set forth in this quarterly report on Form 10-Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non-GAAP financial measures of the net interest income and net interest margin excluding the impact of acquisition-related purchase accounting adjustments and net income and diluted earnings per share excluding the impact of one-time costs related to the Summit acquisition. Horizon believes these non-GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and one-time costs of acquisitions, although these measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure.

Non-GAAP Reconciliation of Net Interest Margin

(Dollar Amounts in Thousands, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30
	2014	2014	2013	2014	2013
Net Interest Margin As Reported
Net interest income	$16,400	$16,788	$14,669	$46,460	$47,254
Average interest-earning assets	1,877,066	1,832,576	1,607,801	1,770,187	1,617,169
Net interest income as a percent of average interest earning assets	3.59%	3.78%	3.78%	3.62%	4.06%

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(438)	$(1,199)	$(1,044)	$(2,027)	$(5,364)

Net Interest Margin Excluding Impact of Acquisitions
Net interest income	$15,962	$15,589	$13,625	$44,433	$41,890
Average interest-earning assets	1,877,066	1,832,576	1,607,801	1,770,187	1,617,169
Net interest income as a percent of average interest earning assets	3.50%	3.51%	3.52%	3.47%	3.61%

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollar Amounts in Thousands Except per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Non-GAAP Reconciliation of Net Income
Net income as reported	$4,958	$4,785	$13,153	$15,761
Summit expenses	124	—	1,335	—
Tax Effect	(43)	—	(467)	—

Net income excluding Summit expenses	$5,039	$4,785	$14,021	$15,761

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.51	$0.52	$1.39	$1.72
Summit expenses	0.01	—	0.14	—
Tax Effect	(0.00)	—	(0.05)	—

Diluted earnings per share excluding Summit expenses	$0.52	$0.52	$1.48	$1.72

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Nine Months Ended September 30, 2014

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2013 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2013 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2014, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2014, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2014

ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10-K for 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months Ended September 30, 2014

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

HORIZON BANCORP

Dated: November 7, 2014	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: November 7, 2014	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached