Form 10-K
period 2014-12-31
HORIZON BANCORP /IN/
filed 2015-03-13
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $185.0 million.

As of March 10, 2015, the registrant had 9,213,036 shares of common stock outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K into which portion of document is incorporated
Not Applicable

HORIZON BANCORP

2014 Annual Report on Form 10-K

HORIZON BANCORP

2014 Annual Report on 10-K

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

By their nature, forward-looking statements are based on assumptions, which although believed to be reasonable, are subject to risks, uncertainties, and other factors, such as the following:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the impact of the new Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	the risks presented by cyber terrorism and data security breaches;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits; and

•	the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

HORIZON BANCORP

You are cautioned that actual results may differ materially from those contained in the forward-looking statements. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K lists some of the factors that could cause Horizon’s actual results to vary materially from those expressed in or implied by any forward-looking statements. Your attention is directed to this discussion.

Other risks and uncertainties that could affect Horizon’s future performance are set forth below in Item 1A, “Risk Factors.”

PART I

ITEM 1. BUSINESS

The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General

Horizon Bancorp (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern and Central Indiana and Southwestern and Central Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”) and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.

On April 3, 2014 Horizon completed its acquisition of SCB Bancorp, Inc. (“Summit”) and Horizon Bank N.A.’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base and reductions in transaction costs. The Company also expects to reduce cost through economies of scale.

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

HORIZON BANCORP

The Bank maintains 31 full service offices. At December 31, 2014, the Bank had total assets of $2.08 billion and total deposits of $1.48 billion. The Bank has wholly-owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies.

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the American transaction, which formed Am Tru Statutory Trust I (“Am Tru Trust”). The Company also assumed additional debentures as the result of the Heartland transaction, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). See Note 14 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.

No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2014, revenues from loans accounted for 60.9% of the total consolidated revenue, and revenues from investment securities accounted for 13.4% of total consolidated revenue.

Available Information

The Company’s Internet address is www.horizonbank.com. The Company makes available, free of charge through the “Investor Relations—SEC Filings” section of its Internet website, copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the SEC.

Employees

The Bank employed approximately 448 full and part-time employees as of December 31, 2014. Horizon, Horizon Insurance and Horizon Grantor Trust do not have any employees.

Competition

Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of Porter, LaPorte, St. Joseph, Elkhart, Lake, Marion and Johnson Counties Indiana, and Berrien, Kalamazoo, and Ingham Counties Michigan. The Bank competes with other commercial banks as well as with savings and loan associations, consumer finance companies and credit unions. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.

Based on deposits as of June 30, 2014, Horizon was the largest of the nine bank and thrift institutions in LaPorte County with a 34.70% market share and the sixth largest of the 14 institutions in Porter County with a 9.33% market share. In Berrien County, Michigan, Horizon was the fourth largest of the 11 bank and thrift institutions with a 7.84% market share. In Johnson County Indiana, where Horizon acquired the branches of Heartland Community Bank, the bank enjoys an 11.94% market share as the second largest of the 19 institutions in that county. Horizon’s market share of deposits in Lake County, Indiana was just over 1% at 1.59%, exactly 1% in Kalamazoo County, Michigan, and less than 1% in each of St. Joseph, Elkhart and Marion Counties in Indiana. The branches of Horizon Bank acquired in the acquisition of Summit Community Bank, are located in Ingham County, Michigan and have a 3.09% market share. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov).

HORIZON BANCORP

Regulation and Supervision

As a bank holding company and a financial holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”) as its primary federal regulator. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to, or the prior approval of, the OCC. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state is no longer required. The supervision, regulation and examination of Horizon and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than for Horizon’s shareholders.

Horizon also is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Horizon’s common stock is listed on The NASDAQ Global Select Stock Market under the trading symbol “HBNC,” and Horizon is subject to the NASDAQ rules applicable to listed companies.

Included below is a brief summary of significant aspects of the laws, regulations and policies applicable to Horizon and the Bank. This summary is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are referenced and is not intended to be an exhaustive description of the statutes, regulations and policies applicable to the business of Horizon and the Bank. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Horizon and the Bank could have a material effect on Horizon’s business, financial condition and results of operations.

The Bank Holding Company Act

The Bank Holding Company Act of 1956, as amended (“BHC Act”),generally limits the business in which a bank holding company and its subsidiaries may engage to banking or managing or controlling banks and those activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies, such as Horizon, that qualify as, and elect to be, financial holding companies, however, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

HORIZON BANCORP

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

The BHC Act, the Bank Merger Act and other federal and state statutes regulate acquisitions of banks and bank holding companies. The BHC Act requires the prior approval of the Federal Reserve before a bank holding company may acquire more than a 5% voting interest or substantially all assets of any bank or bank holding company. Under the Bank Merger Act, the prior approval of the OCC or another federal banking agency is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval for mergers and other acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and the effectiveness of the subject organizations in combating money laundering activities.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The FDIC and the OCC also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2014, see the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, which is incorporated herein by reference.

National Bank Act

As a national bank, the Bank is subject to the provisions of the National Bank Act. The Bank is supervised, regulated, and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve, Consumer Financial Protection Bureau (“CFPB”) and the FDIC.

Deposit Insurance and Assessments

The Bank’s deposits are insured to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Banks are subject to deposit insurance premiums and assessments to maintain the DIF. A bank’s deposit insurance premium assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.

The Dodd-Frank Act has resulted in significant changes to the FDIC’s deposit insurance system. Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the DIF at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

HORIZON BANCORP

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

Adjustments are made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. Horizon’s FDIC deposit insurance expense increased slightly during 2014 compared to 2013. In addition, the Bank used $3.3 million of the $5.3 million of the premiums prepaid pursuant to an FDIC rule on December 30, 2009 to offset the assessment paid. The FDIC continued to offset the regular insurance assessments until the earlier of the exhaustion of an institution’s prepaid assessments or June 30, 2013. Any prepaid assessment remaining after collection of the amount due on June 30, 2013, was returned to the institution. The FDIC returned to the Bank $2.0 million in prepaid assessments.

Pursuant to the Dodd-Frank Act, the FDIC’s Temporary Liquidity Guarantee Program, which was enacted in 2008 and provided unlimited deposit insurance for noninterest-bearing transaction accounts, expired on December 31, 2014. Deposits held in noninterest-bearing transaction accounts are now aggregated with any other deposits the owner may hold in the same insurable capacity at the Bank, and the combined total is insured up to the statutory limit of $250,000.

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

FDIC-insured institutions are also subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (“SAIF”). These assessments will continue until the FICO bonds are repaid between 2017 and 2019. The FICO assessment rate was 0.62 basis points for each $100 of insured deposits for each quarter of 2014. For the first quarter of 2015, the FICO assessment rate is 0.60 basis points for each $100 in domestic deposits maintained at an institution.

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

HORIZON BANCORP

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

In July 2013, the federal banking agencies approved final rules to be phased in from 2015 to 2019 implementing the U.S. Basel Committee on Banking Supervision’s capital framework (“Basel III”) for all U.S. banks and for bank holding companies. Under these final rules, minimum requirements have increased for both the quantity and quality of capital held by Horizon and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% (increased from 4.0%), a total capital ratio of 8% (unchanged from prior rules) and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of certain bonuses to senior executive management. The capital conservation buffer requirement will be phased in over three years beginning in 2016. The capital conservation buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis. In general, bank holding companies and savings and loan holding companies with less than $1 billion in total consolidated assets will not be subject to the new regulatory capital requirements described above (but these requirements will apply to their depository institution subsidiaries).

The final rules also introduce other changes, including an increase in the capital required for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Contrary to the proposed rule changes, the final rules allow banking organizations with less than $15 billion in assets as of December 31, 2010, to retain non-qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010, subject generally to a limit of 25% of Tier 1 capital.

These new minimum capital ratios became effective for Horizon on January 1, 2015, and will be fully phased-in on January 1, 2019. Horizon’s management believes that, as of December 31, 2014, Horizon and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis, as if such requirements were currently in effect.

HORIZON BANCORP

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2014.

	Actual		For Capital[1] Adequacy Purposes		For Well[1] Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital[1] (to risk-weighted assets)
Consolidated	$212,276	14.48%	$117,280	8.00%	N/A	N/A
Bank	192,604	13.08%	117,801	8.00%	$147,251	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	195,775	13.35%	58,659	4.00%	N/A	N/A
Bank	176,103	11.96%	58,897	4.00%	88,346	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	195,775	9.76%	80,236	4.00%	N/A	N/A
Bank	176,103	8.80%	80,047	4.00%	100,059	5.00%

[1]	As defined by regulatory agencies

The Dodd-Frank Act also requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries, except that bank holding companies with less than $500 million in assets are exempt from these capital requirements.

Dividends

Dividends received from the Bank are the primary source of Horizon’s revenues. The Bank’s payment of dividends, without prior regulatory approval, is subject to regulatory limitations. The National Bank Act requires the Bank to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the Federal Deposit Insurance Act, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

In 2011, Horizon issued 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) to the U. S. Department of the Treasury (the “Treasury”). The issuance to the Treasury of the Series B Preferred Stock resulted in the imposition of limitations on Horizon’s ability to pay dividends. Under the terms of the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities, including the common stock, during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. Horizon does not anticipate that these restrictions will affect its ability to pay the required dividends on the Series B Preferred Stock or its ability to continue to pay dividends on its common stock.

Prompt Corrective Regulatory Action

Federal law provides the federal banking regulators with broad powers to require an undercapitalized financial institution to take prompt corrective action to resolve the institution’s problems. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or

HORIZON BANCORP

interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. At December 31, 2014, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Under the Basel III framework, discussed under “Capital Regulation,” new requirements effective January 1, 2015, will change the prompt corrective action framework discussed above. Under the new prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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

Pursuant to the final rules adopted by the SEC to implement Section 404 of the Sarbanes-Oxley Act of 2002, Horizon is required to include in each Form 10-K it files a report of management on Horizon’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of Horizon, identify the framework used by management to evaluate the effectiveness of Horizon’s internal control over financial reporting and provide management’s assessment of the effectiveness of Horizon’s internal control over financial reporting. This Annual Report on Form 10-K also includes an attestation report issued by Horizon’s registered public accounting firm on Horizon’s internal control over financial reporting. For fiscal years prior to the year ended December 31, 2012, Horizon was not an “accelerated filer” and, therefore, Horizon was exempt from the attestation report requirements.

Financial System Reform – The Dodd-Frank Act and the CFPB

The Dodd-Frank Act, which was signed into law in 2010, significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that have profoundly affected how community banks, thrifts, and small bank and thrift holding companies are regulated. Among other things, these provisions eliminated the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage and imposed new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act created the CFPB as an independent bureau within the Federal Reserve System with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking

HORIZON BANCORP

and other designated agencies transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with offering consumer financial products. Additionally, the CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including minimum standards for the origination of residential mortgages. The CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess a borrower’s ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. Horizon’s management is assessing the impact of these requirements on its mortgage lending business.

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

HORIZON BANCORP

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2014, the Bank’s investment in stock of the FHLB of Indianapolis was $11.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2014, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $386,000, for an annualized rate of 3.50%.

Limitations on Rates Paid for Deposits; Restrictions on Brokered Deposits

FDIC regulations restrict the interest rates that less than well-capitalized insured depository institutions may pay on deposits and also restrict the ability of such institutions to accept brokered deposits. These regulations permit a “well capitalized” depository institution to accept, renew or roll over brokered deposits without restriction, and an “adequately capitalized” depository institution to accept, renew or roll over brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates). The regulations prohibit an “undercapitalized” depository institution from accepting, renewing or rolling over brokered deposits. These regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of FDICIA. Management does not believe that these regulations will have a materially adverse effect on the Bank’s current operations.

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

Information required by this section of Securities Act Industry Guide 3 is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Item 7 below, herein incorporated by reference.

HORIZON BANCORP

II.	INVESTMENT PORTFOLIO

A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$26,996	$26,823	$43,808	$43,134	$51,458	$51,779
State and municipal	46,535	47,952	176,670	177,898	162,147	172,905
Federal agency collateralized mtg. obligations	122,930	122,860	116,047	114,706	95,337	96,831
Federal agency mortgage-backed pools	122,583	125,395	170,006	170,894	152,372	159,204
Private labeled mortgage-backed pools	670	689	1,188	1,226	1,960	2,031
Corporate notes	32	45	708	733	32	51

Total available for sale	319,746	323,764	508,427	508,591	463,306	482,801
Total held to maturity, state and municipal	165,767	169,904	9,910	9,910	—	—

Total investment securities	$485,513	$493,668	$518,337	$518,501	$463,306	$482,801

B.	The following is a schedule of maturities of each category of available for sale and held-to-maturity debt securities and the related weighted-average yield of such securities as of December 31, 2014:

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
Available for sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and federal agencies(1)	$2,422	3.66%	$23,755	1.18%	$646	2.03%	$—	0.00%
State and municipal	3,747	3.66%	21,338	3.67%	16,122	4.02%	6,745	3.51%
Federal agency collateralized mtg. obligations(2)	—	0.00%	1,098	3.89%	18,154	2.98%	103,608	2.51%
Federal agency mortgage-backed pools(2)	3	4.28%	1,675	4.51%	17,069	3.10%	106,648	2.85%
Private labeled mortgage-backed pools(2)	—	0.00%	689	5.05%	—	0.00%	—	0.00%
Corporate notes	—	0.00%	—	0.00%	—	0.00%	45	0.00%

Total available for sale	$6,172	3.66%	$48,555	2.43%	$51,991	3.33%	$217,046	2.71%
Total held to maturity, state and municipal	$—	0.00%	$592	3.62%	$115,222	3.61%	$54,090	3.64%

Total investment securities	$6,172	3.66%	$49,147	2.45%	$167,213	3.52%	$271,136	2.89%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2014.

HORIZON BANCORP

III.	LOAN PORTFOLIO

A.	Types of Loans—Total loans on the balance sheet are comprised of the following classifications for the years indicated.

	December 31 2014	December 31 2013	December 31 2012	December 31 2011	December 31 2010
Commercial	$674,314	$505,189	$460,471	$352,376	$330,018
Real estate	254,625	185,958	189,714	157,141	162,435
Mortgage warehouse	129,156	98,156	251,448	208,299	123,743
Consumer	320,459	279,525	289,084	265,377	266,681

	1,378,554	1,068,828	1,190,717	983,193	882,877
Allowance for loan losses	(16,501)	(15,992)	(18,270)	(18,882)	(19,064)

Total loans	$1,362,053	$1,052,836	$1,172,447	$964,311	$863,813

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates—The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehouse and installment loans, as of December 31, 2014:

	One Year or Less	One Through Five Years	After Five Years	Total
Maturing or repricing Commercial, financial, agricultural and commercial tax-exempt loans	$432,485	$212,742	$29,087	$674,314

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed Rate	Variable Rate
Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$192,620	$49,208

HORIZON BANCORP

C.	Risk Elements

Non-accrual, Past Due and Restructured Loans—The following schedule summarizes non-accrual, past due and restructured loans.

	December 31	December 31	December 31	December 31	December 31
	2014	2013	2012	2011	2010
Non-performing loans
Commercial
More than 90 days past due	$—	$45	$—	$—	$—
Non-accrual	10,024	4,014	5,754	6,905	7,508
Trouble debt restructuring—accruing	610	1,296	1,265	—	574
Trouble debt restructuring—non-accrual	1,221	2,116	3,674	1,053	—
Real estate
More than 90 days past due	40	2	2	—	222
Non-accrual	2,297	2,459	4,565	4,694	5,483
Trouble debt restructuring—accruing	2,526	2,686	1,761	2,682	3,380
Trouble debt restructuring—non-accrual	1,031	999	2,827	1,120	241
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring—accruing	—	—	—	—	—
Trouble debt restructuring—non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	75	2	52	37	136
Non-accrual	2,991	3,275	3,055	2,769	3,682
Trouble debt restructuring—accruing	1,236	1,072	676	858	165
Trouble debt restructuring—non-accrual	391	311	148	25	37

Total non-performing loans	22,442	18,277	23,779	20,143	21,428

Other real estate owned and repossessed collateral
Commercial	411	830	1,337	1,092	1,622
Real estate	636	1,277	1,228	1,708	1,042
Mortgage warehouse	—	—	—	—	—
Consumer	154	14	11	49	—

Total other real estate owned and repossessed collateral	1,201	2,121	2,576	2,849	2,664

Total non-performing assets	$23,643	$20,398	$26,355	$22,992	$24,092

Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2014, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$1,143
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2014, and included in net income for the period.	487

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2014.	$656

HORIZON BANCORP

Discussion of Non-Accrual Policy

1.	From time to time, the Bank obtains information, which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days or it has had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Operating Officer and the senior collection officer must review all loans placed on non-accrual status.

2.	Potential Problem Loans:

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $18.3 million and $23.8 million at December 31, 2014 and 2013. The allowance for impaired and non-accrual loans included in the Bank’s allowance for loan losses totaled $3.6 million and $5.5 million at those respective dates. The average balance of impaired loans during 2014 and 2013 was $23.6 million and $22.2 million.

3.	Foreign Outstandings:

None

4.	Loan Concentrations:

As of December 31, 2014, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2014, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

	December 31	December 31	December 31	December 31	December 31
	2014	2013	2012	2011	2010
Loans outstanding at the end of the period (1)	$1,378,554	$1,068,828	$1,190,717	$983,193	$882,877
Average loans outstanding during the period (1)	1,247,510	1,092,662	1,043,620	862,498	878,181

(1)	Net of unearned income and deferred loan fees

	December 31	December 31	December 31	December 31	December 31
	2014	2013	2012	2011	2010
Balance at beginning of the period	$15,992	$18,270	$18,882	$19,064	$16,015
Loans charged-off:
Commercial	1,802	2,532	2,388	967	3,856
Real estate	328	1,055	597	956	811
Consumer	1,999	2,663	2,958	4,757	5,067

Total loans charged-off	4,129	6,250	5,943	6,680	9,734
Recoveries of loans previously charged-off:
Commercial	773	668	782	163	233
Real estate	21	114	77	10	1
Consumer	786	1,270	948	1,043	995

Total loan recoveries	1,580	2,052	1,807	1,216	1,229

Net loans charged-off	2,549	4,198	4,136	5,464	8,505

Provision charged to operating expense	3,058	1,920	3,524	5,282	11,554

Balance at the end of the period	$16,501	$15,992	$18,270	$18,882	$19,064

Percent of net charge-offs to average loans outstanding for the period	0.20%	0.38%	0.40%	0.63%	0.97%

HORIZON BANCORP

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31 2014		December 31 2013		December 31 2012		December 31 2011		December 31 2010
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$7,910	50%	$6,663	48%	$7,771	39%	$8,017	36%	$7,554	38%
Real estate	2,508	18%	3,462	17%	3,204	16%	2,472	16%	2,379	18%
Mortgage warehousing	1,132	9%	1,638	9%	1,705	21%	1,695	21%	1,435	14%
Consumer	4,951	23%	4,229	26%	5,590	24%	6,698	27%	7,696	30%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$16,501	100%	$15,992	100%	$18,270	100%	$18,882	100%	$19,064	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Notes to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2014, Horizon processed approximately $2.9 billion in mortgage warehouse loans.

V. DEPOSITS

Information required by this section is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Consolidated Financial Statements and related Notes in Item 8 below, which are incorporated herein by reference.

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is found in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Consolidated Financial Statements and related notes in Item 8 below, which are incorporated herein by reference.

VII. SHORT TERM BORROWINGS

The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 % or more of stockholders’ equity at the end of the period.

	December 31	December 31
	2014	2013
Outstanding at year end	$44,725	$45,247
Approximate weighted-average interest rate at year-end	0.12%	0.14%
Highest amount outstanding as of any month-end during the year	$49,325	$46,371
Approximate average outstanding during the year	$45,899	$42,602
Approximate weighted-average interest during the year	0.12%	0.14%

HORIZON BANCORP

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

We are operating in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which continued through 2014. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we continue to take steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job loss, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. Further deterioration in local economic conditions in our

HORIZON BANCORP

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

Our primary market area for deposits and loans consists of Northwest and Central Indiana and Southwest and Central Michigan. During 2014, unemployment rates have lowered, however remain at elevated levels. An economic slowdown could hurt our business and the possible consequences of such a downturn could include the following:

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

HORIZON BANCORP

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

In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, and during 2010 and 2012 the Federal Housing Finance Agency indicated that the Treasury Department is committed to fund Fannie Mae and Freddie Mac to levels needed in order to sufficiently meet their funding needs, it is currently unclear whether further changes would significantly and adversely affect our operations. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible may also depend on having an acceptable peer-relative delinquency ratio for the Federal Housing Administration (“FHA”) and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, we have repurchased delinquent loans from them in the past to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by the FHA, such repurchases increase our capital and liquidity needs, and there can be no assurance that we will have sufficient capital or liquidity to continue to purchase such loans out of the Ginnie Mae pools if required to do so.

HORIZON BANCORP

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

As of December 31, 2014, we had $32.1 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 11, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

We are subject to extensive regulation and changes in laws and regulatory policies could adversely affect our business.

Our operations are subject to extensive regulation by federal agencies. See “Regulation and Supervision” in the description of our Business in Item 1 of Part I of this report for detailed information on the laws and regulations to which we are subject. Changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine. As an example, the Bank could experience higher credit losses because of federal or state legislation or by regulatory or bankruptcy court action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately or timely addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of business, loss of customer information, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Although we are insured against many of these risks, including privacy breach response costs, notification expenses, breach support and credit monitoring expenses, cyber extortion and cyber terrorism, there can be no assurances that such insurance will be sufficient to cover all costs arising from a data or information technology breach and our exposure may exceed our coverage.

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

Our business depends upon earning and maintaining the trust and confidence of our customers, investors and employees. Damage to our reputation could cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, compliance failures, litigation or regulatory outcomes or governmental investigations. In addition, a failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, privacy breach and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about Horizon, whether or not true, may result in harm to our existing business, customer relationships and prospects. Should any events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm would not adversely affect our earnings and results of operations.

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

These factors include:

•	variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	increases in loan losses, non-performing loans and other real estate owned;

•	changes in expectations as to our future financial performance;

•	announcements of new products, strategic developments, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	loss of our inclusion on the Russell 3000 or other indices;

•	actual or anticipated sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing;

•	developments with respect to financial institutions generally; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.

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

On August 25, 2011, we sold 12,500 shares of our Series B Preferred Stock to the U.S. Treasury pursuant to the Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The terms of the Series B Preferred Stock impose limits on our ability to pay dividends and repurchase shares of common stock. Under the terms of the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities (including our common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. In addition, we may declare and pay a dividend on our common stock or other stock ranking junior to the Series B Preferred Stock, or repurchase shares of any such class or series of stock, only if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, which was $118,724,000, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock. Horizon does not anticipate that these restrictions will affect its ability to pay dividends on its common stock; however, given the possibility of unforeseen developments or events, there can be no guarantee that Horizon will be able to pay dividends on its common stock.

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

Shares of the Series B Preferred Stock are equity interests in Horizon and do not constitute indebtedness. As such, the Series B Preferred Stock, like our common stock, ranks junior to all indebtedness and other non-equity claims against Horizon with respect to assets available to satisfy claims against Horizon, including in a liquidation of Horizon. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series B Preferred Stock, dividends are payable only when, as and if authorized and declared by our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant. The current terms of the Series B Preferred Stock require dividends to be paid in arrears on January 1, April 1, July 1 and October 1 of each year.

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

The dividend rate on the Series B Preferred Stock fluctuated based on our level of Qualified Small Business Lending as compared to our Small Business Lending Baseline.

The per annum dividend rate on the shares of Series B Preferred Stock applicable to the first quarter they were outstanding was 5%. For the second through tenth quarters, the rate was adjusted quarterly to reflect the percent of change in our Qualified Small Business Lending from our Small Business Lending baseline and fluctuated between 1% and 5% per annum. The dividend rate became a fixed rate for the eleventh quarter through February 2016, which is the date that is four-and-a-half years from the issuance date of the shares of Series B Preferred Stock, and was based on the rate in effect for the tenth quarter. At the beginning of the tenth full calendar quarter after issuance (January 1, 2014), the amount of Qualified Small Business Lending had increased over the baseline enough to maintain the dividend rate at 1% until February 2016. For all quarters subsequent to the four-and-one-half year anniversary of issuance, the rate will be 9% per annum.

HORIZON BANCORP

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

HORIZON BANCORP

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The main office and full service branch of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 30 sales offices located at:

3631 South Franklin Street	Michigan City	Indiana
113 West First Street	Wanatah	Indiana
1500 West Lincolnway	LaPorte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet	Valparaiso	Indiana
902 East Lincolnway	Valparaiso	Indiana
455 Morthland Drive	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
10429 Calumet Avenue	Munster	Indiana
17400 State Road 23	South Bend	Indiana
1909 East Bristol Street	Elkhart	Indiana
4574 Elkhart Road	Goshen	Indiana
1321 119th Street	Whiting	Indiana
1349 Calumet Avenue	Hammond	Indiana
1300 North Main Street	Crown Point	Indiana
420 North Morton Street	Franklin	Indiana
151 Marlin Drive	Greenwood	Indiana
800 US 31	Greenwood	Indiana
2433 East Main Street	Greenwood	Indiana
507 Three Notch Lane	Bargersville	Indiana
302 N. Alabama	Indianapolis	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
500 West Buffalo Street	New Buffalo	Michigan
6801 West U.S. 12	Three Oaks	Michigan
3250 West Centre Avenue	Portage	Michigan
1600 Abbot Road	East Lansing	Michigan
2151 West Grand River	Okemos	Michigan

Horizon owns all of the facilities except for the Indiana office located at 800 US 31, Greenwood, and the Michigan office located at 1600 Abbot Road, each of which is leased.

ITEM 3. LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

HORIZON BANCORP

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

HORIZON BANCORP

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Craig M. Dwight	58	Chairman and Chief Executive Officer of the Bank since January 2003; Chairman of Horizon since July 1, 2014; Chief Executive Officer of Horizon and the Bank since July 1, 2001.

Thomas H. Edwards	62	President of the Bank since January 2003.

Mark E. Secor	48	Executive Vice President of Horizon since January 1, 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager since June 2007; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana since January 2004.

James D. Neff	55	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank since October 1999.

Dave G. Rose	56	Executive Vice President of Horizon since January 1, 2014; President of the Bank’s Northwest Indiana Region since January 1999.

Kathie A. DeRuiter	53	Executive Vice President of Horizon and Senior Bank Operations Officer since January 1, 2014; Senior Vice President, Senior Bank Operations Officer since January 1, 2003; Vice President, Senior Bank Operations Officer since January 1, 2000.

All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

HORIZON BANCORP

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of Securities

There were no purchases by the Company of its common stock during the fourth quarter of 2014.

Performance Graph

The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the common shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on January 1, 2010, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2009	2010	2011	2012	2013	2014
Horizon Bancorp	100.00	169.00	169.51	294.82	387.34	408.48
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank $1B-$5B	100.00	112.05	86.78	117.11	160.79	179.74
SNL Micro Cap Bank	100.00	102.92	97.89	123.70	159.60	180.99

Source : SNL Financial LC, Charlottesville, VA
Copyright 2014	www.snl.com

HORIZON BANCORP

The following chart compares the change in market price of Horizon’s common stock since December 31, 2009 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2009	2010	2011	2012	2013	2014
Horizon Bancorp	100.00	164.00	160.27	272.58	351.37	362.61
Indiana Banks (1)	100.00	116.33	118.06	127.83	174.97	182.34
Michigan Banks (1)	100.00	67.31	45.77	79.67	96.94	94.56

(1)	excludes merger targets

Source : SNL Financial LC, Charlottesville, VA
Copyright 2014	www.snl.com

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern and Central Indiana and Southwestern and Central Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. All share data included below has been adjusted to reflect Horizon’s three-for-two stock splits paid on November 9, 2012 and December 9, 2011.

Following are some highlights of Horizons financial performance during 2014:

•	Assets surpassed $2.0 billion during 2014, ending the year at $2.1 billion as of December 31, 2014.

•	Net income for the year ending December 31, 2014 was $18.1 million or $1.90 diluted earnings per share.

•	Fourth quarter 2014 net income was $4.9 million or $.51 diluted earnings per share.

•	Total loans, excluding mortgage warehouse loans, increased 28.9% or $281.6 million during the year ended December 31, 2014.

•	The quarterly dividend was increased twice during the year ended December 31, 2014 from 11 cents to 13 cents in the second quarter and to 14 cents in the fourth quarter.

•	Return on average assets was 0.96% for the fourth quarter of 2014 and 0.93% for the year ending December 31, 2014.

•	Return on average common equity was 10.72% for the fourth quarter of 2014 and 10.60% for the year ending December 31, 2014.

•	Non-performing loans to total loans as of December 31, 2014 were 1.62% compared to 1.70% as of December 31, 2013.

•	Substandard loans totaled $27.7 million as of December 31, 2014, a decrease of $7.1 million from $34.7 million as of December 31, 2013.

•	Horizon’s full-service Carmel, Indiana office opened in February of 2015.

Critical Accounting Policies

The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for 2014 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC 310-30, but for which a discount is attributable, at least in part to the credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying FASB ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristics.

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2014, Horizon had core deposit intangibles of $4.0 million subject to amortization and $28.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2014 was $26.14 per share compared to a tangible book value of $16.26 per common share. Horizon’s return on average assets was 93 basis points for the year ending December 31, 2014.

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

Analysis of Financial Condition

Horizon’s total assets were $2.1 billion as of December 31, 2014, an increase of $318.6 million from December 31, 2013.

Investment Securities

Investment securities totaled $489.5 million at December 31, 2014, and consisted of Treasury and federal agency securities of $26.8 million (7.5%); state and municipal securities of $177.5 million (36.3%); federal agency mortgage-backed pools of $147.7 million, federal agency collateralized mortgage obligations of $126.9 million, private label mortgage-backed pools of $689,000 (56.2%); and corporate securities of $45,000 (0.0%). Investment securities decreased $29.0 million during 2014 primarily as a result of the redeployment of securities to fund loan growth.

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

As indicated above, 56.2% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. Approximately 0.1% of the portfolio or $689,000 are private label collateralized mortgage obligations, the remainder are issued by agencies of the Federal Government. Horizon had three private label CMOs at December 31, 2014, with an amortized cost of $670,000 and carried at a market value of $689,000. The gross unrealized gain on these investments at December 31, 2014 was approximately $19,000. The private label securities generally have loan to value ratios of approximately 25% and management feels these securities are not impaired. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2014, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average life of two years. Securities that have interest rates above current market rates are purchased at a premium. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2014, any unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.

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

At December 31, 2014, 66.1% and at December 31, 2013, 98.1% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $4.0 million, which resulted in a balance of $2.6 million, net of tax, included in stockholders’ equity at December 31, 2014. This compared to $108,000, net of tax, included in stockholders’ equity at December 31, 2013.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no Level 1 securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and Federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations and Federal agency mortgage-backed pools. For Level 2 securities, Horizon uses a third party service to determine fair value. In performing the valuations, the pricing service relies on models that consider security-specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. To verify the reasonableness of the fair value determination by the service, Horizon has a portion of the Level 2 securities priced by an independent securities broker-dealer.

Unrealized gains and losses on available-for-sale securities, deemed temporary, are recorded, net of income tax, in a separate component of other comprehensive income on the balance sheet. No unrealized losses were deemed to be “other-than-temporary.”

As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2014, Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Banks totaling $11.3 million and at December 31, 2013, investments totaled $14.2 million.

At December 31, 2014, Horizon did not maintain a trading account.

For more information about securities, see Note 4 — Securities to the Consolidated Financial Statements.

Loans

Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $1.4 billion at December 31, 2014. The current level of loans is an increase of 29.0% from the December 31, 2013, level of $1.1 billion. The table below provides comparative detail on the loan categories.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	December 31	December 31	Dollar	Percent
	2014	2013	Change	Change
Commercial
Working capital and equipment	$300,940	$241,569	$59,371	24.6%
Real estate, including agriculture	343,455	245,313	98,142	40.0%
Tax exempt	8,595	2,898	5,697	196.6%
Other	21,324	15,409	5,915	38.4%

Total	674,314	505,189	169,125	33.5%
Real estate
1–4 family	250,799	181,393	69,406	38.3%
Other	3,826	4,565	(739)	-16.2%

Total	254,625	185,958	68,667	36.9%
Consumer
Auto	154,538	139,915	14,623	10.5%
Recreation	5,673	4,839	834	17.2%
Real estate/home improvement	38,288	30,729	7,559	24.6%
Home equity	112,426	96,924	15,502	16.0%
Unsecured	3,613	3,825	(212)	-5.5%
Other	5,921	3,293	2,628	79.8%

Total	320,459	279,525	40,934	14.6%
Mortgage warehouse	129,156	98,156	31,000	31.6%

Total loans	1,378,554	1,068,828	309,726	29.0%
Allowance for loan losses	(16,501)	(15,992)	(509)

Loans, net	$1,362,053	$1,052,836	$309,217

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

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31	December 31	December 31
	2014	2013	2012
Commercial	$620,809	$490,137	$393,580
Real estate	234,335	195,520	179,622
Mortgage warehouse	95,070	126,912	193,006
Consumer	297,296	280,093	277,412

Total average loans	$1,247,510	$1,092,662	$1,043,620

Commercial Loans

Commercial loans totaled $674.3 million, or 48.9% of total loans as of December 31, 2014, compared to $505.2 million, or 47.3% as of December 31, 2013. The increase during 2014 was primarily related to organic growth and the Summit acquisition net of principal reductions from payments.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Commercial loans consisted of the following types of loans at December 31:

	December 31, 2014			December 31, 2013
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed loans	232	$47,269	7.0%	184	$33,159	6.6%
Municipal government	1	548	0.1%	1	646	0.1%
Lines of credit	714	114,779	17.0%	551	75,172	14.9%
Real estate and equipment term loans	1,432	511,718	75.9%	1,278	396,212	78.4%

Total	2,379	$674,314	100.0%	2,014	$505,189	100.0%

Fixed rate term loans with a book value of $102.7 million and a fair value of $101.4 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2014 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are Level 3 inputs under the fair value hierarchy as described above.

At December 31, 2014, the commercial loan portfolio held $57.6 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $50.9 million were at their floor at December 31, 2014.

Residential Real Estate Loans

Residential real estate loans totaled $254.6 million or 18.5% of total loans as of December 31, 2014, compared to $186.0 million or 17.4% of total loans as of December 31, 2013. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2014 was primarily related to the $43.4 million of real estate loans acquired in the Summit acquisition along with organic growth net of principal reductions from payments.

In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2014, $112.4 million in home equity lines of credit compared to $96.9 million at December 31, 2013. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the table above and in Note 5 of the Consolidated Financial Statements.

Residential real estate lending is a highly competitive business. As of December 31, 2014, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2014			December 31, 2013
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$91,605	36.0%	4.50%	$87,367	47.0%	4.49%
Biweekly payment	198	0.1%	6.14%	321	0.2%	5.81%
Adjustable rate
Monthly payment	162,822	63.9%	3.69%	98,270	52.8%	3.91%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Sub total	254,625	100.0%	3.98%	185,958	100.0%	4.19%

Loans held for sale	6,143			3,281

Total real estate loans	$260,768			$189,239

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The increase in fixed and adjustable rate residential mortgage loans during 2014 was primarily due to the real estate loans acquired in the Summit acquisition as well as organic growth. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2014 and 2013, approximately $229.2 million and $346.4 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.0 billion and $943.1 million at December 31, 2014 and 2013.

The Bank began capitalizing mortgage servicing rights during 2000, and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2014, totaled approximately $10.5 million compared to the carrying value of $7.6 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2014	December 31 2013	December 31 2012
Mortgage servicing rights
Balances, January 1	$7,428	$6,169	$5,049
Servicing rights capitalized	2,280	2,535	2,439
Amortization of servicing rights	(1,728)	(1,276)	(1,319)

Balances, December 31	7,980	7,428	6,169

Impairment allowance
Balances, January 1	(389)	(1,024)	(856)
Additions	(95)	(54)	(762)
Reductions	146	689	594

Balances, December 31	(338)	(389)	(1,024)

Mortgage servicing rights, net	$7,642	$7,039	$5,145

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

Based on the agreements with each mortgage company, at any time a mortgage company can repurchase from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company repurchase an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the sales commitment and the mortgage company would not be able to repurchase its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

At December 31, 2014, the mortgage warehouse loan balance was $129.2 million compared to $98.2 million as of December 31, 2013. The increase in mortgage warehouse loans reflected a decrease in long-term interest rates during 2014 resulting in higher refinance volume.

Consumer Loans

Consumer loans totaled $320.5 million, or 23.2% of total loans as of December 31, 2014, compared to $279.5 million, or 26.2% as of December 31, 2013. The increase during 2014 was primarily related to the $10.2 million of consumer loans acquired in the Summit acquisition along with organic growth net of principal reductions from payments.

Allowance and Provision for Loan Losses/Critical Accounting Policy

At December 31, 2014, the allowance for loan losses was $16.5 million, or 1.19% of total loans outstanding, compared to $16.0 million, or 1.49% at December 31, 2013. The decrease in the ratio was primarily due to an increase in total loans from both organic growth and the Summit acquisition, partially offset by an increase in the allowance for loan losses. During 2014, the expense for provision for loan losses totaled $3.1 million compared to $1.9 million in 2013.

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis. For the year 2014, the provision of $3.1 million represented a 59.3% increase from the prior year and was primarily due to loan growth as well as $1.0 million in charge-off expense related to one commercial credit in the third quarter of 2014 and a specific reserve of $560,000 placed on one commercial real estate loan that was moved to non-accrual status during the fourth quarter of 2014.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2014.

Non-performing Loans

Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31 2014	December 31 2013	December 31 2012
Non-performing loans	$22,442	$18,277	$23,779

Non-performing loans total 136.0%, 114.3% and 130.2% of the allowance for loan losses at December 31, 2014, 2013 and 2012, respectively. Non-performing loans at December 31, 2014 totaled $22.4 million, an increase from a balance of $18.3 million as of December 31, 2013 and a decrease from $23.8 million as of December 31, 2012. Non-performing loans as a percentage of total loans was 1.62% as of December 31, 2014, a decrease from 1.70% and 1.97% as of December 31, 2013 and December 31, 2012, respectively.

A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral. (See Note 8 of the audited financial statements for further discussion of impaired loans.)

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

Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31 2014	December 31 2013	December 31 2012
Other real estate owned	$1,047	$2,107	$2,565

OREO totaled $1.0 million on December 31, 2014, a decrease from $2.1 million on December 31, 2013. On December 31, 2014, OREO was comprised of 16 properties. Of these properties, four totaling $411,000 were commercial real estate and 12 totaling $636,000 were residential real estate.

No mortgage warehouse loans were non-performing or OREO as of December 31, 2014, 2013 or 2012.

Deferred Tax

Horizon had a net deferred tax asset totaling $6.0 million and $5.7 million as of December 31, 2014 and December 31, 2013, respectively. The following table shows the major components of deferred tax:

	December 31 2014	December 31 2013
Assets
Allowance for loan losses	$5,680	$5,677
Net operating loss	3,509	2,977
Director and employee benefits	1,953	1,828
Unrealized loss on AFS securities and fair value hedge	588	931
Other	596	537

Total assets	12,326	11,950

Liabilities
Depreciation	(1,563)	(1,424)
Difference in expense recognition	—	(368)
State tax	(126)	(236)
Federal Home Loan Bank stock dividends	(200)	(295)
Difference in basis of intangible assets	(2,839)	(2,189)
FHLB Penalty	(283)	(508)
Other	(1,303)	(1,188)

Total liabilities	(6,314)	(6,208)

Net deferred tax asset	$6,012	$5,742

Horizon anticipates continued earnings and therefore determined there is no impairment to this asset.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $1.5 billion at December 31, 2014, compared to $1.3 billion at December 31, 2013. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the Year Ending December 31			Average Rate Paid for the Year Ending December 31
	2014	2013	2012	2014	2013	2012
Noninterest-bearing demand deposits	$258,523	$219,323	$165,340
Interest-bearing demand deposits	582,916	528,738	489,877	0.12%	0.13%	0.14%
Savings deposits	142,420	134,242	106,898	0.05%	0.08%	0.11%
Money market	161,146	123,226	90,339	0.23%	0.21%	0.13%
Time deposits	296,349	306,590	305,766	1.39%	1.50%	1.72%

Total deposits	$1,441,354	$1,312,119	$1,158,220

The $129.2 million increase in average deposits during 2014 was the result of an increase in the depositor base due to organic growth as well the Summit acquisition. The transactional accounts average balances, as the lower cost funding sources, increased $139.5 million and the average balances for higher cost time deposits decreased $10.2 million. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

Certificates of deposit of $100,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2014:

Due in three months or less	$14,687
Due after three months through six months	22,114
Due after six months through one year	25,180
Due after one year	75,166

$137,147

Interest expense on time certificates of $100,000 or more was approximately $2.2 million, $2.4 million, and $2.9 million for 2014, 2013 and 2012.

Off-Balance Sheet Arrangements

As of December 31, 2014, Horizon did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Contractual Obligations

The following tables summarize Horizon’s contractual obligations and other commitments to make payments as of December 31, 2014:

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Certificates of Deposit	$284,070	$125,381	$98,726	$41,607	$18,356
Borrowings (1)	351,198	214,340	74,971	51,404	10,483
Subordinated debentures (2)	32,642	—	—	—	32,642

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 13 in Horizon’s Consolidated Financial Statements.
(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009 and Heartland in 2012. See Note 14 in Horizon’s Consolidated Financial Statements.

	Expiration by Period
	Within One Year	Greater Than One Year
Letters of credit	$3,261	$649
Unfunded loan commitments	113,843	294,805

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2014. Stockholders’ equity totaled $194.4 million as of December 31, 2014, compared to $164.5 million as of December 31, 2013. At year-end 2014, the ratio of stockholders’ equity to assets was 9.36%, compared to 9.36% for 2013. Tangible equity to tangible assets was 7.32% at December 31, 2014, compared to 7.44% at December 31, 2013. Book value per common share at December 31, 2014 increased to $19.75, compared to $17.65 at December 31, 2013. Horizon’s capital increased during 2014 as a result of earnings, an increase in other comprehensive income and common stock issued in the Summit acquisition, partially offset by dividends declared.

In 2008, in connection with the issuance of preferred stock that was subsequently redeemed, Horizon issued a warrant to the Treasury to purchase shares of Horizon’s common stock. The Treasury sold the warrant to a third party, and at December 31, 2014, the warrant covered 481,510 shares with an exercise price of $7.79 per share.

On August 25, 2011, the Company sold 12,500 shares of Series B Preferred Stock for aggregate consideration of $12.5 million, to the Treasury pursuant to the Small Business Lending Fund program. Concurrently with this transaction, Horizon redeemed all 18,750 shares of our Series A Preferred Stock that remained outstanding under the Treasury’s Capital Purchase Program. The redemption of the Series A Preferred stock was funded by the $12.5 million in proceeds from the sale of the Series B Preferred Stock together with other available funds.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending December 31, 2014, the dividend cost was approximately $31,250, or 1.0% annualized. Quarterly dividend payments for the year ending December 31, 2015 will be approximately $31,250, or 1.0% annualized. The Company plans to reserve cash so that it has the ability to redeem this preferred stock if and when the cost of this capital exceeds the cost of other forms of capital.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Horizon declared dividends in the amount of $.51 per share in 2014, $.42 per share in 2013, and $.38 per share in 2012. The dividend payout ratio (dividends as a percent of net income) was 25.7% for 2014, 18.6% for 2013, and 15.9% for 2012. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements.

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (2.19% at December 31, 2014) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.65% (1.88% at December 31, 2014) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I, a wholly owned business trust (Alliance Trust) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (2.89% at December 31, 2014) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.09% at December 31, 2014) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.0 million, net of the remaining purchase discount, at December 31, 2014.

The Company assumed additional debentures as the result of the Heartland merger in July 2013. In December 2006, Heartland. formed Heartland (IN) Statutory Trust II a wholly owned business trust (Heartland Trust), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

the securities bear interest at a rate of 90-day LIBOR plus 1.67% (1.91% at December 31, 2014) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.6 million, net of the remaining purchase discount, at December 31, 2014.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Results of Operations

Net Income

Consolidated net income was $18.1 million or $1.90 per diluted share in 2014, $19.9 million or $2.17 per diluted share in 2013, and $19.5 million or $2.30 per diluted share in 2012. Diluted earnings per share decreased by $.27 compared to the same period in 2013 due primarily to lower interest income on loans as a result of a decrease in accretion income from acquisition-related purchase accounting adjustments, an increase in provision expense, an increase in non-interest expenses primarily due to an increase in salaries and employee benefits from company growth and transaction expenses related to the Summit acquisition. Additionally, the decrease in diluted earnings per share reflects the shares issued to Summit shareholders as part of the transaction. Diluted earnings per share were also reduced by $0.01 for the twelve months ending December 31, 2014, $0.04 for the twelve months ending December 31, 2013 and $0.06 for the twelve months ending December 31, 2012 resulting from the payment of preferred stock dividends.

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

Net interest income during 2014 was $63.0 million, an increase of $1.6 million or 2.6% over the $61.4 million earned in 2013. Yields on the Company’s interest-earning assets decreased by 44 basis points to 4.36% during 2014 from 4.80% in 2013. Interest income increased $1.3 million to $76.2 million for 2014 from $74.9 million in 2013. This increase was due to increased volume in interest-earning assets partially offset by the lower yield on interest-earning assets. Interest income was also partially decreased due to the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $2.7 million in 2014 compared to $6.3 million in 2013.

Rates paid on interest-bearing liabilities decreased by 11 basis points during the same period due to the lower interest rate environment. Interest expense decreased $281,000 from $13.5 million for 2013 to $13.2 million in 2014. This decrease was due to the lower rates being paid on the Company’s interest-bearing liabilities but offset by the increased volume of interest-bearing liabilities. Due to a larger decrease in the yield on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities and a decrease in the recognition of income recognized from acquisition-related purchase accounting adjustments of $3.5 million from $6.4 million in 2013 to $2.7 million in 2014, the net interest margin decreased 34 basis points from 3.96% for 2013 to 3.62% in 2014. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.47% for 2014 compared to 3.57% for 2013. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$6,246	$11	0.18%	$8,468	$21	0.25%	$5,609	$13	0.23%
Interest-earning deposits	7,087	10	0.14%	7,720	19	0.25%	2,770	6	0.22%
Investment securities - taxable	387,013	9,323	2.41%	371,594	8,401	2.26%	365,693	8,814	2.41%
Investment securities - non-taxable (1)	146,407	4,426	4.32%	136,584	4,216	4.98%	115,398	3,968	4.65%
Loans receivable (2)(3)	1,247,510	62,435	5.01%	1,092,662	62,229	5.70%	1,043,620	59,727	5.73%

Total interest-earning assets (1)	1,794,263	76,205	4.36%	1,617,028	74,886	4.80%	1,533,090	72,528	4.83%
Noninterest-earning assets
Cash and due from banks	27,168			24,548			19,365
Allowance for loan losses	(15,945)			(18,677)			(18,738)
Other assets	144,803			134,220			112,739

	$1,950,289			$1,757,119			$1,646,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,182,831	$5,257	0.44%	$1,092,796	$5,672	0.52%	$992,880	$6,206	0.63%
Borrowings	281,649	5,956	2.11%	234,927	5,821	2.48%	297,597	6,166	2.07%
Subordinated debentures	32,561	2,009	6.17%	32,406	2,010	6.20%	32,408	1,950	6.02%

Total interest-bearing liabilities	1,497,041	13,222	0.88%	1,360,129	13,503	0.99%	1,322,885	14,322	1.08%
Noninterest-bearing liabilities
Demand deposits	258,523			219,323			165,340
Accrued interest payable and other liabilities	12,776			13,534			16,190
Shareholders’ equity	181,949			164,133			142,041

	$1,950,289			$1,757,119			$1,646,456

Net interest income/spread		$62,983	3.48%		$61,383	3.81%		$58,206	3.75%

(1)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2014.
(2)	Yields are presented on a tax-equivalent basis.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans aggregated $4.3 million, $4.6 million, and $5.0 million in 2014, 2013 and 2012.

	2014-2013			2013 - 2012
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$(10)	$(5)	$(5)	$8	$7	$1
Interest-earning deposits	(9)	(1)	(8)	13	12	1
Investment securities - taxable	922	357	565	(413)	140	(553)
Investment securities - non-taxable	210	466	(256)	248	1,035	(787)
Loans receivable	206	8,254	(8,048)	2,502	2,798	(296)

Total interest income	1,319	9,071	(7,752)	2,358	3,992	(1,634)

Interest Expense
Interest-bearing deposits	(415)	443	(858)	(534)	585	(1,119)
Borrowings	135	1,060	(925)	(345)	(1,430)	1,085
Subordinated debentures	(1)	10	(11)	60	—	60

Total interest expense	(281)	1,513	(1,794)	(819)	(845)	26

Net interest income	$1,600	$7,558	$(5,958)	$3,177	$4,837	$(1,660)

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Net interest income during 2013 was $61.4 million, an increase of $3.2 million or 5.5% over the $58.2 million earned in 2012. Yields on the Company’s interest-earning assets decreased by 3 basis points to 4.80% during 2013 from 4.83% in 2012. Interest income increased $2.4 million to $74.9 million for 2013 from $72.5 million in 2012. This increase was due to increased volume in interest earning assets partially offset by the lower yield on interest-earning assets. Interest income was also increased due to the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $6.3 million in 2013 compared to $1.5 million in 2012.

Rates paid on interest-bearing liabilities decreased by 9 basis points during the same period due to the lower interest rate environment. Interest expense decreased $819,000 from $14.3 million for 2012 to $13.5 million in 2013. This decrease was due to the lower rates being paid on the Company’s interest-bearing liabilities partially offset by the increased volume of interest-bearing liabilities. Due to a larger decrease in the rates paid on the Company’s interest-bearing liabilities compared to the decrease in the yield on the Company’s interest-earning assets, along with the growth of the Company’s interest earning assets and interest bearing liabilities, the net interest margin increased 7 basis points from 3.89% for 2012 to 3.96% in 2013. The increase in the margin was due to the recognition of approximately $6.3 million of interest income from acquisition-related purchase accounting adjustments in 2013 compared to $1.5 million in 2012. Excluding the interest income from acquisition-related purchase accounting adjustments, the margin would have been 3.57% for 2013 compared to 3.79% for 2012.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of its loan portfolios. During 2014, the provision for loan losses totaled $3.1 million, compared to $1.9 million in the prior year. The higher provision for loan losses for the year ending December 31, 2014 compared to the same period of 2013 was due to loan growth as well as $1.0 million in charge-off expense related to one commercial credit in the third quarter of 2014 and a specific reserve of $560,000 placed on one commercial real estate loan that was moved to non-accrual status during the fourth quarter of 2014. Commercial loan net charge-offs during 2014 were $1.0 million, residential mortgage loan net charge-offs were $307,000, and installment loan net charge-offs were $1.2 million for the year ending December 31, 2014.

During 2013, the provision for loan losses totaled $1.9 million, compared to $3.5 million in 2012. The lower provision for 2013 compared to 2012 was primarily due to the improvement of nonperforming and substandard loans resulting in the release of specific reserves. Commercial loan net charge-offs during 2013 were $1.9 million, residential mortgage loan net charge-offs were $941,000, and installment loan net charge-offs were $1.4 million for the year ending December 31, 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-interest Income

The following is a summary of changes in non-interest income:

	Twelve Months Ended		2013 - 2014			2012 - 2013
	December 31 2014	December 31 2013	Amount Change	Percent Change	December 31 2012	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$4,085	$3,989	$96	2.4%	$3,470	$519	15.0%
Wire transfer fees	557	697	(140)	-20.1%	892	(195)	-21.9%
Interchange fees	4,649	4,056	593	14.6%	3,122	934	29.9%
Fiduciary activities	4,738	4,337	401	9.2%	3,997	340	8.5%
Gain on sale of investment securities	988	374	614	164.2%	2	372	18600.0%
Gain on sale of mortgage loans	8,395	8,794	(399)	-4.5%	14,123	(5,329)	-37.7%
Mortgage servicing net of impairment	805	1,521	(716)	-47.1%	234	1,287	550.0%
Increase in cash surrender value of bank owned life insurance	1,047	1,035	12	1.2%	1,025	10	1.0%
Other income	1,013	1,103	(90)	-8.2%	466	637	136.7%

Total non-interest income	$26,277	$25,906	$371	1.4%	$27,331	$(1,425)	-5.2%

The increase in service charges on deposit accounts and interchange fee income in 2014 compared to 2013 was the result of growth in transactional deposit accounts and volume during 2014. Fiduciary activities income increased $401,000 during 2014 as a result of asset and market value increase. Gain on sale of securities increased $614,000 due to a gain on sale of securities of $988,000 during the third quarter of 2014. This gain was the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The sale of securities was also used to fund loan growth. These increases were partially offset by decreases compared to 2013 in wire transfer fees, gain on sale of mortgage loans and mortgage servicing net of impairment. During 2014, the Company originated approximately $229.2 million of mortgage loans to be sold on the secondary market, compared to $346.4 million in 2013. This lower volume, partially offset by an increase in the percentage earned on the sale of mortgage loans, decreased the overall gain on sale of mortgage loans by $399,000 compared to the prior year. Mortgage servicing net of impairment decreased by $716,000 during 2014 compared to 2013 due to the recovery of impairment charges totaling $635,000 in 2013, partially offset by a larger portfolio of mortgage loans serviced during 2014.

The increase in service charges on deposit accounts and interchange fee income in 2013 compared to 2012 was the result of growth in transactional deposit accounts and volume during the year. Fiduciary activities income increased $934,000 during 2013 as a result of asset and market value increase. Mortgage servicing net of impairment increased by $1.3 million during 2013 compared to 2012 due to an impairment recovery of $635,000 and an increase in servicing income realized. In addition, there was a larger portfolio of mortgage loans serviced during 2013 compared to 2012. These increases were offset by decreases in gain on the sale of mortgage loans and wire transfer fees compared to 2012. During 2013, the Company originated approximately $346.4 million of mortgage loans to be sold on the secondary market, compared to $386.9 million in 2012. The decrease in the percentage earned on the sale of mortgage loans, and to a lesser extent, the lower volume, decreased the overall gain on sale of mortgage loans compared to the prior year.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Twelve Months Ended		2013 - 2014			2012 - 2013
	December 31 2014	December 31 2013	Amount Change	Percent Change	December 31 2012	Amount 2012	Percent Change
Non-interest expense
Salaries	$22,859	$21,164	$1,695	8.0%	$18,471	$2,693	14.6%
Commission and bonuses	4,111	4,290	(179)	-4.2%	4,878	(588)	-12.1%
Employee benefits	5,712	5,578	134	2.4%	5,034	544	10.8%
Net occupancy expenses	5,607	4,984	623	12.5%	4,529	455	10.0%
Data processing	3,663	3,045	618	20.3%	2,717	328	12.1%
Professional fees	1,731	1,668	63	3.8%	1,990	(322)	-16.2%
Outside services and consultants	3,250	2,412	838	34.7%	2,313	99	4.3%
Loan expense	4,770	4,668	102	2.2%	4,276	392	9.2%
FDIC deposit insurance	1,175	1,089	86	7.9%	1,108	(19)	-1.7%
Other losses	(70)	807	(877)	-108.7%	619	188	30.4%
Other expense	9,138	8,740	398	4.6%	8,089	651	8.0%

Total non-interest expense	$61,946	$58,445	$3,501	6.0%	$54,024	$4,421	8.2%

Salaries increased during 2014 compared to 2013. These increases were primarily the result of changes to annual merit pay. In addition, salary expense, employee benefits, net occupancy expense and other expense was higher due to the Summit merger and Horizon’s investments in growth markets. Data processing and other expenses increased during 2014 from the cost of continued growth and expansion. Outside services and consultants increased due to $1.0 million in fees associated with the Summit acquisition. Loan expense increased in 2014 compared to 2013 due to collection costs. Commission and bonuses decreased due to lower commissions earned as a result of a decrease in mortgage loans originated. Other losses decreased in 2014 due to the recovery of a previously recorded loss contingency and higher one-time losses in 2013.

Salaries and employee benefits increased during 2013 compared to 2012. These increases were primarily the result of changes to annual merit pay and increased employee benefits costs due to health insurance expense and ESOP contributions. In addition, compensation expense and net occupancy expense was higher due to Horizon’s expansion efforts and investment in growth markets. Data processing, outside services and consultants and other expenses increased during 2013 compared to 2012 from the cost of continued growth and expansion. Loan expense increased in 2013 compared to 2012 due to collection costs and indirect loan dealer fees. Other losses increased in 2013 compared to 2012 due a contingent liability related to one specific commercial loan. Professional fees decreased in 2013 as 2012 included professional costs related to the Heartland transaction.

Income Taxes

Income tax expense for 2014 was $6.2 million, compared to $7.0 million of tax expense during 2013. The effective tax rate for 2014 was 25.4% compared to 26.2% in 2013 and 30.2% in 2012. The decrease in the effective tax rate in 2014 compared to 2013 was primarily due to lower net income during the year ended December 31, 2014. The decrease in the effective tax rate in 2013 compared to 2012 was primarily due to tax planning strategies implemented in 2013 including a captive real estate investment trust subsidiary (“REIT”) and a captive insurance subsidiary reducing both the federal and state tax liabilities.

Use of Non-GAAP Financial Measures

Certain information set forth in this report on Form 10-K refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non-GAAP financial measures of the net interest income and net interest margin excluding the impact of acquisition-related purchase accounting adjustments and net income and diluted earnings per share excluding the impact of one-time costs related to the Summit acquisition. Horizon believes these non-GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and one-time costs of acquisitions, although these measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Net Interest Margin

(Dollar Amounts in Thousands)

	Twelve Months Ended December 31
	2014	2013	2012
Net Interest Margin As Reported
Net interest income	$62,983	$61,383	$58,206
Average interest-earning assets	1,794,263	1,617,028	1,533,090
Net interest income as a percent of average interest-earning assets	3.62%	3.96%	3.89%
Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(2,745)	$(6,294)	$(1,474)
Net Interest Margin Excluding Impact of Acquisitions
Net interest income	$60,238	$55,089	$56,732
Average interest-earning assets	1,794,263	1,617,028	1,533,090
Net interest income as a percent of average interest-earning assets	3.47%	3.57%	3.79%

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollar Amounts in Thousands Except per Share Data)

	Twelve Months Ended December 31
	2014	2013	2012
Non-GAAP Reconciliation of Net Income
Net income as reported	$18,101	$19,876	$19,543
Transaction expenses	1,335	—	1,490
Tax effect	(467)	—	(522)

Net income excluding Summit expenses	18,969	19,876	20,512
Acquisition related purchase accounting adjustments (“PAUs”)	(2,745)	(6,294)	(1,474)
Tax effect	961	2,203	516

Net income excluding Summit expenses and PAUs	17,185	15,785	19,553
Gain on sale of investment securities	(988)	(374)	(2)
Tax effect	346	131	—

Net income excluding gain on sale of investment securities	$16,543	$15,542	$19,551

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$1.90	$2.17	$2.30
Transaction expenses	0.14	—	0.18
Tax effect	(0.05)	—	(0.06)

Diluted earnings per share excluding Summit expenses	1.99	2.17	2.42
Acquisition related PAUs	(0.29)	(0.70)	(0.18)
Tax effect	0.10	0.24	0.06

Diluted earnings per share excluding Summit expenses and PAUs	$1.80	$1.71	$2.31

Gain on sale of investment securities	$(0.10)	$(0.04)	$—
Tax effect	0.04	0.01	—

Net income excluding gain on sale of investment securities	$1.74	$1.69	$2.31

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2014, Horizon had available approximately $301.4 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:

•	Horizon had outstanding borrowings of over $116.5 million with the FHLB and total borrowing capacity with the FHLB of $287.2 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or FHLB could change collateral requirements, which could lower the Company’s borrowing availability.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon had a total of $135.0 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.

•	Horizon had a total of $91.4 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

•	A downgrade in Horizon’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

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

During 2014, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $131.4 million and increase in deposits and borrowings of $69.8 million and $78.1 million, respectively. Cash flows were used to purchase investments totaling $93.4 million and increase loans by $190.8 million. The net cash and cash equivalent position increased by $11.8 million during 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2014. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within one year	After one but within three years	After three but within five years	After five years
Remaining contractual maturities of time deposits	$284,070	$125,381	$98,726	$41,607	$18,356
Borrowings	351,198	214,340	74,971	51,404	10,483
Subordinated debentures	32,642	—	—	—	32,642
Loan Commitments	408,648	113,843	294,805	—	—
Preferred stock	12,500	—	12,500	—	—
Letters of credit	3,910	3,261	649	—	—

Total	$1,092,968	$456,825	$481,651	$93,011	$61,481

Interest Rate Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on one model that assumes a lag in repricing, at December 31, 2014, the amount of assets that reprice within one year was 226% of liabilities that reprice within one year. At December 31, 2013, this same model reported that the amount of assets that reprice within one year was approximately 257% of the amount of liabilities that reprice within the same time period. The year 2014 was a stable rate environment and the yields on assets continued to reprice at lower rates due to current asset pricing and a more competitive environment. The impact of lower yields offset partially by slightly lower funding costs negatively impacted the net interest margin during 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Rate Sensitivity
	3 Months or Less	> 3 Months & < 6 Months	> 6 Months & < 1 Year	Greater Than 1 Year	Total
Loans	$599,052	$106,957	$140,218	$538,470	$1,384,697
Federal Funds Sold	2,994	—	—	—	2,994
Interest-Bearing balances with Banks	8,694	—	—	—	8,694
Investment securities and FRB and
FHLB stock	33,061	24,551	44,418	398,849	500,879
Other assets	—	—	—	179,658	179,658

Total Assets	$643,801	$131,508	$184,636	$1,116,977	$2,076,922

Noninterest-bearing deposits	$6,424	$6,424	$12,848	$241,971	$267,667
Interest-bearing deposits	60,897	62,393	96,153	995,209	1,214,652
Borrowed Funds	129,698	23,837	25,340	204,965	383,840
Other Liabilities	—	—	—	16,349	16,349
Stockholders’ equity	—	—	—	194,414	194,414

Total liabilities and stockholder’s equity	$197,019	$92,654	$134,341	$1,652,908	$2,076,922

GAP	$446,782	$38,854	$50,295	$(535,931)
Cumulative GAP	$446,782	$485,636	$535,931

Quantitative and Qualitative Disclosures about Market Risk

Horizon’s primary market risk exposure is interest rate risk. Interest rate risk (“IRR”) is the risk that Horizon’s earnings and capital will be adversely affected by changes in interest rates. The primary approach to IRR management is one that focuses on adjustments to the asset/liability mix in order to limit the magnitude of IRR.

Horizon’s exposure to interest rate risk arises from repricing or mismatch risk, embedded options risk, and yield curve risk. Repricing risk is the risk of adverse consequence from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect Horizon’s assets and liabilities. Basis risk is the risk that the spread, or rate difference, between instruments of similar maturities will change. Options risk arises whenever products give the customer the right, but not the obligation, to alter the quantity or timing of cash flows. Yield curve risk is the risk that changes in prevailing interest rates will affect instruments of different maturities by different amounts. Horizon’s objective is to remain reasonably neutral with respect to IRR. Horizon utilizes a variety of strategies to maintain this position, including the sale of mortgage loans on the secondary market, hedging certain balance sheet items using derivatives, varying maturities of FHLB advances, certificates of deposit funding and investment securities.

The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2014. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	2015	2016	2017	2018	2019	2020 & Beyond	Total	Fair Value December 31 2014
Rate-sensitive assets
Fixed interest rate loans	$319,727	$148,547	$96,594	$54,359	$27,954	$62,335	$709,516	$652,069
Average interest rate	4.65%	4.74%	4.67%	4.67%	4.70%	4.77%	4.69%
Variable interest rate loans	517,993	37,446	28,152	25,846	25,389	40,355	675,181	767,154
Average interest rate	3.75%	4.42%	4.51%	4.49%	4.29%	3.95%	3.88%

Total loans	837,720	185,993	124,746	80,205	53,343	102,690	1,384,697	1,419,223
Average interest rate	4.10%	4.68%	4.63%	4.62%	4.50%	4.45%	4.29%
Securities, including FRB and FHLB stock	102,030	93,715	67,240	49,481	35,836	152,575	500,877	505,016
Average interest rate	2.97%	3.08%	2.55%	3.07%	3.36%	3.70%	3.19%
Other interest-bearing assets	11,688	—	—	—	—	—	11,688	11,688
Average interest rate	0.87%	0.00%	0.00%	0.00%	0.00%	0.00%	0.87%

Total earnings assets	$951,438	$279,708	$191,986	$129,686	$89,179	$255,265	$1,897,263	$1,935,927

Average interest rate	3.94%	4.14%	3.90%	4.03%	4.14%	4.00%	3.98%
Rate-sensitive liabilities
Noninterest-bearing deposits	$25,696	$23,229	$20,999	$18,983	$17,161	$161,599	$267,667	$267,667
NOW accounts	53,442	48,734	44,441	40,525	36,955	382,108	606,205	573,443
Average interest rate	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%
Savings and money market accounts	41,024	31,249	27,643	25,196	21,579	177,687	324,377	299,292
Average interest rate	0.17%	0.17%	0.16%	0.16%	0.16%	0.14%	0.15%
Certificates of deposit	125,381	53,567	45,159	26,332	15,275	18,356	284,070	286,177
Average interest rate	0.73%	1.91%	2.11%	1.93%	1.62%	1.81%	1.40%

Total deposits	245,543	156,779	138,242	111,037	90,970	739,749	1,482,319	1,426,580
Average interest rate	0.43%	0.73%	0.76%	0.54%	0.36%	0.14%	0.35%
Fixed interest rate borrowings	170,325	27,805	46,931	1,152	50,106	10,154	306,474	307,318
Average interest rate	0.37%	2.84%	3.86%	1.45%	3.29%	3.17%	1.70%
Variable interest rate borrowings	77,366	—	—	—	—	—	77,366	77,394
Average interest rate	2.45%	0.00%	0.00%	0.00%	0.00%	0.00%	2.45%

Total funds	$493,234	$184,585	$185,174	$112,189	$141,075	$749,903	$1,866,159	$1,811,292

Average interest rate	0.73%	1.04%	1.55%	0.55%	1.40%	0.18%	0.66%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Financial Statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	December 31 2014	December 31 2013
Assets
Cash and due from banks	$43,476	$31,721
Investment securities, available for sale	323,764	508,591
Investment securities, held to maturity (fair value of $169,904 and $9,910)	165,767	9,910
Loans held for sale	6,143	3,281
Loans, net of allowance for loan losses of $16,501 and $15,992	1,362,053	1,052,836
Premises and equipment, net	52,461	46,194
Federal Reserve and Federal Home Loan Bank stock	11,348	14,184
Goodwill	28,176	19,748
Other intangible assets	3,965	3,288
Interest receivable	8,246	7,501
Cash value life insurance	39,382	36,190
Other assets	32,141	24,832

Total assets	$2,076,922	$1,758,276

Liabilities
Deposits
Non-interest bearing	$267,667	$231,096
Interest bearing	1,214,652	1,060,424

Total deposits	1,482,319	1,291,520
Borrowings	351,198	256,296
Subordinated debentures	32,642	32,486
Interest payable	497	506
Other liabilities	15,852	12,948

Total liabilities	1,882,508	1,593,756

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares
Series B shares $.01 par value, $1,000 liquidation value
Issued 12,500 shares	12,500	12,500
Common stock, no par value
Authorized, 22,500,000 shares
Issued, 9,278,916 and 8,706,971 shares
Outstanding, 9,213,036 and 8,630,966 shares	—	—
Additional paid-in capital	45,916	32,496
Retained earnings	134,477	121,253
Accumulated other comprehensive income (loss)	1,521	(1,729)

Total stockholders’ equity	194,414	164,520

Total liabilities and stockholders’ equity	$2,076,922	$1,758,276

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2014	2013	2012
Interest Income
Loans receivable	$62,435	$62,229	$59,727
Investment securities
Taxable	9,344	8,441	8,833
Tax exempt	4,426	4,216	3,968

Total interest income	76,205	74,886	72,528

Interest Expense
Deposits	5,257	5,672	6,206
Borrowed funds	5,956	5,821	6,166
Subordinated debentures	2,009	2,010	1,950

Total interest expense	13,222	13,503	14,322

Net Interest Income	62,983	61,383	58,206
Provision for loan losses	3,058	1,920	3,524

Net Interest Income after Provision for Loan Losses	59,925	59,463	54,682

Non-interest Income
Service charges on deposit accounts	4,085	3,989	3,470
Wire transfer fees	557	697	892
Interchange fees	4,649	4,056	3,122
Fiduciary activities	4,738	4,337	3,997
Gain on sale of investment securities (includes $988, $374 and $2 for the years ended December 31, 2014, 2013 and 2012 related to accumulated other comprehensive earnings reclassifications)	988	374	2
Gain on sale of mortgage loans	8,395	8,794	14,123
Mortgage servicing income net of impairment	805	1,521	234
Increase in cash value of bank owned life insurance	1,047	1,035	1,025
Other income	1,013	1,103	466

Total non-interest income	26,277	25,906	27,331

Non-interest Expense
Salaries and employee benefits	32,682	31,032	28,383
Net occupancy expenses	5,607	4,984	4,529
Data processing	3,663	3,045	2,717
Professional fees	1,731	1,668	1,990
Outside services and consultants	3,250	2,412	2,313
Loan expense	4,770	4,668	4,276
FDIC insurance expense	1,175	1,089	1,108
Other losses	(70)	807	619
Other expense	9,138	8,740	8,089

Total non-interest expense	61,946	58,445	54,024

Income Before Income Tax	24,256	26,924	27,989
Income tax expense (includes $346, $131 and $0 for the years ended December 31, 2014, 2013 and 2012 related to income tax expense from reclassification items)	6,155	7,048	8,446

Net Income	18,101	19,876	19,543
Preferred stock dividend	(133)	(370)	(481)

Net Income Available to Common Shareholders	$17,968	$19,506	$19,062

Basic Earnings Per Share	$1.98	$2.26	$2.39
Diluted Earnings Per Share	1.90	2.17	2.30

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31
	2014	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$18,101	$19,876	$19,543

Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(511)	2,668	(579)
Income tax effect	179	(934)	203

Changes from derivative instruments	(332)	1,734	(376)

Change in securities available-for-sale:
Unrealized appreciation (depreciation) for the period on available-for-sale securities	4,841	(18,956)	2,517
Unrealized appreciation for the period on held-to-maturity (1)	1,658	—	—
Reclassification adjustment for securities gains realized in income	(988)	(374)	(2)
Income tax effect	(1,929)	6,766	(880)

Unrealized gains (losses) on available-for-sale securities	3,582	(12,564)	1,635

Other Comprehensive Income (Loss), Net of Tax	3,250	(10,830)	1,259

Comprehensive Income	$21,351	$9,046	$20,802

(1) -	The amortization of the unrealized holding gains in accumulated other comprehensive income at the date of the transfer partially offsets the accretion of the difference between the par value and the fair value of the investment securities at the date of the transfer.

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2012	$12,500	$11,736	$89,387	$7,842	$121,465
Net income			19,543		19,543
Other comprehensive income, net of tax				1,259	1,259
Amortization of unearned compensation		187			187
Issuance of restricted shares		115			115
Exercise of stock options		226			226
Stock option expense		33			33
Stock issued from acquisition		19,668			19,668
Cash dividends on preferred stock (3.85%)			(481)		(481)
Cash dividends on common stock ($.38 per share)			(3,047)		(3,047)

Balances, December 31, 2012	$12,500	$31,965	$105,402	$9,101	$158,968
Net income			19,876		19,876
Other comprehensive loss, net of tax				(10,830)	(10,830)
Amortization of unearned compensation		288			288
Exercise of stock options		195			195
Stock option expense		48			48
Cash dividends on preferred stock (2.96%)			(370)		(370)
Cash dividends on common stock ($.42 per share)			(3,655)		(3,655)

Balances, December 31, 2013	$12,500	$32,496	$121,253	$(1,729)	$164,520
Net income			18,101		18,101
Other comprehensive income, net of tax				3,250	3,250
Amortization of unearned compensation		363			363
Exercise of stock options		165			165
Stock option expense		203			203
Stock issued from acquisition		12,689			12,689
Cash dividends on preferred stock (1.06%)			(133)		(133)
Cash dividends on common stock ($.51 per share)			(4,744)		(4,744)

Balances, December 31, 2014	$12,500	$45,916	$134,477	$1,521	$194,414

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Twelve Months Ended December 31
	2014	2013	2012
Operating Activities
Net income	$18,101	$19,876	$19,543
Items not requiring (providing) cash
Provision for loan losses	3,058	1,920	3,524
Depreciation and amortization	3,779	3,356	2,875
Share based compensation	203	48	33
Issuance of restricted stock	—	—	115
Mortgage servicing rights (recovery) impairment	(51)	(635)	168
Premium amortization on securities available for sale, net	2,299	2,861	3,344
Gain on sale of investment securities	(988)	(374)	(2)
Gain on sale of mortgage loans	(8,395)	(8,794)	(14,123)
Proceeds from sales of loans	234,776	365,654	401,068
Loans originated for sale	(229,243)	(346,397)	(386,945)
Change in cash value of life insurance	(1,007)	(998)	(990)
Gain on sale of other real estate owned	(186)	(116)	129
Net change in
Interest receivable	(398)	215	(225)
Interest payable	(50)	(54)	(126)
Other assets	(4,945)	9,905	1,030
Other liabilities	712	498	(3,072)

Net cash provided by operating activities	17,665	46,965	26,346

Investing Activities
Purchases of securities available for sale	(93,375)	(168,886)	(113,945)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	117,533	121,309	125,071
Purchases of securities held to maturity	(4,839)	(12,050)	—
Proceeds from maturities of securities held to maturity	13,851	2,110	7,100
Purchase of Federal Reserve Bank stock	—	(851)	—
Proceeds from the sale of FHLB stock	4,972	—	—
Net change in loans	(190,838)	112,140	(102,580)
Proceeds on the sale of OREO and repossessed assets	2,726	2,343	4,672
Purchases of premises and equipment	(6,255)	(6,318)	(6,984)
Acquisition of SCB	7,914	—	—
Acquisition of Heartland	—	—	26,283
Purchase of Mortgage Company	(735)	—	—

Net cash provided by (used in) by investing activities	(149,046)	49,797	(60,383)

Financing Activities
Net change in
Deposits	69,780	(2,633)	73,042
Borrowings	78,068	(89,313)	(25,415)
Proceeds from issuance of stock	165	195	226
Dividends paid on common shares	(4,744)	(3,655)	(3,047)
Dividends paid on preferred shares	(133)	(370)	(481)

Net cash provided by (used in) financing activities	143,136	(95,776)	44,325

Net Change in Cash and Cash Equivalents	11,755	986	10,288
Cash and Cash Equivalents, Beginning of Period	31,721	30,735	20,447

Cash and Cash Equivalents, End of Period	$43,476	$31,721	$30,735

Additional Supplemental Information
Interest paid	$13,230	$13,556	$14,358
Income taxes paid	2,800	3,100	8,125
Transfer of loans to other real estate owned	3,905	3,284	5,899
Transfer of available-for -sale securities to held-to-maturity	167,047	—	—
The Company purchased all of the capital stock of Summit for $18,896. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	158,585	—	—
Cash paid to retire Summit debt	6,207	—	—
Cash paid for the capital stock	1,029	—	—
Liabilities assumed	138,660	—	—

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp (“Horizon”) and its wholly owned subsidiaries, Horizon Bank, N.A. (“Bank”) and Horizon Risk Management, Inc., together referred to as “Horizon”, conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank maintains 31 full service offices. The Bank has wholly owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. Horizon conducts no business except that incident to its ownership of the subsidiaries.

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the following acquisitions: Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”); American Trust & Savings Bank in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”); and Heartland Bancshares, Inc. in 2013, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). See Note 14 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.

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

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions which market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from a source independent of Horizon. Unobservable inputs are assumptions based on Horizon’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date. All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy which gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company considers an input to be significant if it drives 10% or more of the total fair value of a particular asset or liability.

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

Investment Securities Available for Sale — Horizon designates the majority of its investment portfolio as available for sale based on management’s plans to use such securities for asset and liability management, liquidity and not to hold such securities as long-term investments. Management repositions the portfolio to take advantage of future expected interest rate trends when Horizon’s long-term profitability can be enhanced. Investment securities available for sale and marketable equity securities are carried at estimated fair value and any net unrealized gains/losses (after tax) on these securities are included in accumulated other comprehensive income. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Gains/losses on the disposition of securities available for sale are recognized at the time of the transaction and are determined by the specific identification method.

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

Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Northwest and Central Indiana and Southwest and Central Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 50% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 18% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 23% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 9% of the loan portfolio and are secured by residential real estate.

Mortgage Warehouse Loans — Horizon’s mortgage warehousing has specific mortgage companies as customers of the Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company repurchases the loan under its option within the agreement.

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

Based on the agreements with each mortgage company, at any time a mortgage company can repurchase from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company repurchase an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the sales commitment and the mortgage company would not be able to repurchase its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

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

Loans Acquired in Business Combinations — Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loans to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC 310-30, but for which a discount is attributable, at least in part to the credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying FASB ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristics.

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

Federal Reserve and Federal Home Loan Bank of Indianapolis (FHLBI) Stock — The stock is a required investment for institutions that are members of the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) systems. The required investment in the common stock is based on a predetermined formula.

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

Intangible Assets — Goodwill is tested annually for impairment. At December 31, 2014, Horizon had core deposit intangibles of $4.0 million subject to amortization and $28.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $28.2 million at December 31, 2014 and $19.7 million at December 31, 2013. A large majority of the goodwill relates to the acquisitions of Heartland and Summit.

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

	Years Ended December 31
	2014	2013	2012
Basic earnings per share
Net income	$18,101	$19,876	$19,543

Less: Preferred stock dividends	133	370	481

Net income available to common shareholders	$17,968	$19,506	$19,062
Weighted average common shares outstanding	9,060,702	8,619,330	7,974,241
Basic earnings per share	$1.98	$2.26	$2.39

Diluted earnings per share
Net income available to common shareholders	$17,968	$19,506	$19,062
Weighted average common shares outstanding	9,060,702	8,619,330	7,974,241
Effect of dilutive securities:
Warrants	315,679	303,970	245,514
Restricted stock	39,476	40,160	23,181
Stock options	38,268	37,503	28,241

Weighted average shares outstanding	9,454,125	9,000,963	8,271,177
Diluted earnings per share	$1.90	$2.17	$2.30

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

At December 31, 2014 and 2013 there were 2,500 and zero shares and at December 31, 2012 there were 8,438 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

Dividend Restrictions — Regulations of the OCC limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the OCC. At December 31, 2014, $24.7 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and borrowings.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities, unrealized and realized gains and losses in derivative financial instruments and amortization of available-for-sale securities transferred to held-to-maturity.

Share-Based Compensation — At December 31, 2014, Horizon has share-based compensation plans, which are described more fully in Note 21. All share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $566,000, $336,000, and $220,000 for 2014, 2013 and 2012, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12-month period ended December 31, 2014, 2013 and 2012.

Reclassifications — Certain reclassifications have been made to the 2013 consolidated financial statements to be comparable to 2014. These reclassifications had no effect on net income.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB ASU No. 2014-17 Business Combinations (Topic 805): Pushdown Accounting

The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.

An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.

If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting.

The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

FASB ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 204-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, FASB, issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB ASU 2014-14, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, FASB, issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this update are effective for annual reporting periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For the modified retrospective transition, an entity should apply the amendments in the update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted update 2014-04. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period

A consensus of the FASB Emerging Issues Task Force. The amendments in this update clarify that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In addition, entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminates accounting guidance on linking repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for annual periods beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early application is prohibited. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB ASU 2014-09, Revenue from Contracts with Customers

The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

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

ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 2 – Acquisition

On April 3, 2014 Horizon closed its acquisition of SCB Bancorp, Inc. (“Summit”) and Horizon Bank N.A.’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). For the year ended December 31, 2014, the Company had approximately $1.3 million in costs related to the acquisition. These expenses are classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base and reductions in transaction costs. The Company also expects to reduce cost through economies of scale.

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

ASSETS		LIABILITIES
Cash and due from banks	$15,161	Deposits
		Non-interest bearing	$27,274
Commercial	70,441	NOW accounts	16,332
Residential mortgage	43,448	Savings and money market	35,045
Consumer	10,192	Certificates of deposits	42,368

Total loans	124,081	Total deposits	121,019
Premises and equipment, net	2,548	Borrowings	16,990
FRB and FHLB stock	2,136	Interest payable	52
Goodwill	8,428	Other liabilities	599
Core deposit intangible	822
Interest receivable	347
Cash value life insurance	2,185
Other assets	2,877

Total assets purchased	$158,585	Total liabilities assumed	$138,660

Of the total estimated purchase price of $19.9 million, $822,000 has been allocated to core deposit intangible. Additionally, $8.4 million has been allocated to goodwill and $4.4 million of the purchase price is deductible and was assigned to the business assets. The core deposit intangible will be amortized over seven years on a straight line basis.

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

Final estimates of loans for which specific credit-related deterioration has been identified, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

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

Note 3 – Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.

At December 31, 2014, the Company’s cash accounts exceeded federally insured limits by approximately $8.6 million.

Note 4 – Securities

The fair value of securities is as follows:

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Available for sale
U.S. Treasury and federal agencies	$26,996	$56	$(229)	$26,823
State and municipal	46,535	1,462	(45)	47,952
Federal agency collateralized mortgage obligations	122,930	975	(1,045)	122,860
Federal agency mortgage-backed pools	122,583	3,172	(360)	125,395
Private labeled mortgage-backed pools	670	19	—	689
Corporate notes	32	13	—	45

Total available for sale investment securities	$319,746	$5,697	$(1,679)	$323,764

Held to maturity
U.S. Treasury and federal agencies	$9,804	$82	$—	$9,886
State and municipal	129,595	3,398	(106)	132,887
Federal agency collateralized mortgage obligations	4,039	35	(1)	4,073
Federal agency mortgage-backed pools	22,329	729	—	23,058

Total held to maturity investment securities	$165,767	$4,244	$(107)	$169,904

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Available for sale
U.S. Treasury and federal agencies	$43,808	$133	$(807)	$43,134
State and municipal	176,670	4,405	(3,177)	177,898
Federal agency collateralized mortgage obligations	116,047	1,242	(2,583)	114,706
Federal agency mortgage-backed pools	170,006	3,172	(2,284)	170,894
Private labeled mortgage-backed pools	1,188	38	—	1,226
Corporate notes	708	25	—	733

Total available for sale investment securities	$508,427	$9,015	$(8,851)	$508,591

Held to maturity, State and Municipal	$9,910	$—	$—	$9,910

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2014, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2014.

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

The amortized cost and fair value of securities available for sale and held-to-maturity at December 31, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$6,098	$6,169	$3,643	$3,663
One to five years	44,720	45,093	49,198	49,627
Five to ten years	16,147	16,768	106,225	107,424
After ten years	6,598	6,790	62,120	61,051

	73,563	74,820	221,186	221,765
Federal agency collateralized mortgage obligations	122,930	122,860	116,047	114,706
Federal agency mortgage-backed pools	122,583	125,395	170,006	170,894
Private labeled mortgage-backed pools	670	689	1,188	1,226

Total available for sale investment securities	$319,746	$323,764	$508,427	$508,591

Held to maturity
Within one year	$—	$—	$9,910	$9,910
One to five years	592	593	—	—
Five to ten years	99,225	101,323	—	—
After ten years	39,582	40,857	—	—

	139,399	142,773	9,910	9,910
Federal agency collateralized mortgage obligations	4,039	4,073	—	—
Federal agency mortgage-backed pools	22,329	23,058	—	—

Total held to maturity investment securities	$165,767	$169,904	$9,910	$9,910

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Treasury and federal agencies	$2,993	$(7)	$20,762	$(222)	$23,755	$(229)
State and municipal	10,287	(121)	2,050	(30)	12,336	(151)
Federal agency collateralized mortgage obligations	15,013	(88)	39,801	(957)	54,813	(1,046)
Federal agency mortgage-backed pools	5,993	(9)	28,044	(351)	34,037	(360)

Total temporarily impaired securities	$34,286	$(225)	$90,657	$(1,560)	$124,941	$(1,786)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury and federal agencies	$32,099	$(807)	$—	$—	$32,099	$(807)
State and municipal	57,078	(2,993)	3,206	(184)	60,284	(3,177)
Federal agency collateralized mortgage obligations	64,445	(2,121)	8,601	(462)	73,046	(2,583)
Federal agency mortgage-backed pools	87,919	(2,284)	—	—	87,919	(2,284)

Total temporarily impaired securities	$241,541	$(8,205)	$11,807	$(646)	$253,348	$(8,851)

U.S. Treasury, federal agency, state and municipal

The unrealized losses on the Company’s investments in U.S. Treasury, federal agency and state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Federal agency mortgage-backed pools and collateralized mortgage obligations

The unrealized losses on the Company’s investment in collateralized mortgage obligations securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Information regarding security proceeds, gross gains and gross losses are presented below.

	Years ended December 31
	2014	2013	2012
Sales of securities available for sale
Proceeds	$45,228	$23,853	$14,989
Gross gains	988	382	2
Gross losses	—	(8)	—

The tax effect of the proceeds from the sale of securities available for sale was $346, $131 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2014, the Company had pledged $159.7 million of fair value or $157.4 million of amortized cost, in securities as collateral for $139.7 million in repurchase agreements, $94.3 million of fair value or $91.8 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with no current outstanding borrowings and $13.0 million of fair value or $12.5 million of amortized cost, in securities as collateral for $4.5 million in settlements on the fair value of swap agreements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 5 – Loans

	December 31	December 31
	2014	2013
Commercial
Working capital and equipment	$300,940	$241,569
Real estate, including agriculture	343,455	245,313
Tax exempt	8,595	2,898
Other	21,324	15,409

Total	674,314	505,189
Real estate
1–4 family	250,799	181,393
Other	3,826	4,565

Total	254,625	185,958
Consumer
Auto	154,538	139,915
Recreation	5,673	4,839
Real estate/home improvement	38,288	30,729
Home equity	112,426	96,924
Unsecured	3,613	3,825
Other	5,921	3,293

Total	320,459	279,525
Mortgage warehouse	129,156	98,156

Total loans	1,378,554	1,068,828
Allowance for loan losses	(16,501)	(15,992)

Loans, net	$1,362,053	$1,052,836

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

Based on the agreements with each mortgage company, at any time a mortgage company can repurchase from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company repurchase an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the purchase commitment and the mortgage company would not be able to repurchase its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the recorded investment of individual loan categories.

	Loan		Deferred	Recorded
	Balance	Interest Due	Fees / (Costs)	Investment
December 31, 2014
Owner occupied real estate	$228,380	$385	$680	$229,445
Non owner occupied real estate	297,299	309	506	298,114
Residential spec homes	2,027	2	—	2,029
Development & spec land loans	12,097	28	30	12,155
Commercial and industrial	133,256	859	39	134,154

Total commercial	673,059	1,583	1,255	675,897
Residential mortgage	242,521	737	599	243,857
Residential construction	11,505	21	—	11,526
Mortgage warehouse	129,156	480	—	129,636

Total real estate	383,182	1,238	599	385,019
Direct installment	40,137	129	(375)	39,891
Direct installment purchased	219	—	—	219
Indirect installment	141,868	314	(163)	142,019
Home equity	139,007	568	(234)	139,341

Total consumer	321,231	1,011	(772)	321,470

Total loans	1,377,472	3,832	1,082	1,382,386
Allowance for loan losses	(16,501)	—	—	(16,501)

Net loans	$1,360,971	$3,832	$1,082	$1,365,885

	Loan		Deferred	Recorded
	Balance	Interest Due	Fees / (Costs)	Investment
December 31, 2013
Owner occupied real estate	$156,262	$257	$207	$156,726
Non owner occupied real estate	224,713	105	299	225,117
Residential spec homes	400	—	—	400
Development & spec land loans	21,289	62	42	21,393
Commercial and industrial	101,920	737	57	102,714

Total commercial	504,584	1,161	605	506,350
Residential mortgage	176,068	578	382	177,028
Residential construction	9,508	14	—	9,522
Mortgage warehouse	98,156	480	—	98,636

Total real estate	283,732	1,072	382	285,186
Direct installment	29,983	104	(281)	29,806
Direct installment purchased	294	—	—	294
Indirect installment	131,384	320	—	131,704
Home equity	117,958	529	187	118,674

Total consumer	279,619	953	(94)	280,478

Total loans	1,067,935	3,186	893	1,072,014
Allowance for loan losses	(15,992)	—	—	(15,992)

Net loans	$1,051,943	$3,186	$893	$1,056,022

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 6 – Accounting for Certain Loans Acquired in a Transfer

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	December 31	December 31	December 31
	2014	2014	2014
	Heartland	Summit	Total
Commercial	18,307	66,371	$84,678
Real estate	9,734	24,653	34,387
Consumer	8,447	8,975	17,422

Outstanding balance	$36,488	$99,999	$136,487

Carrying amount, net of allowance of $359			$136,128

	December 31	December 31	December 31
	2013	2013	2013
	Heartland	Summit	Total
Commercial	$37,048	$—	$37,048
Real estate	11,761	—	11,761
Consumer	11,485	—	11,485

Outstanding balance	$60,294	$—	$60,294

Carrying amount, net of allowance of $389			$59,905

Accretable yield, or income expected to be collected for the years ended December 31, is as follows:

	Twelve Months Ended December 31, 2014
	Heartland	Summit	Total
Balance at January 1	$3,185	$—	$3,185
Additions	—	1,688	1,688
Accretion	(557)	(332)	(889)
Reclassification from nonaccretable difference	—	—	—
Disposals	(228)	(88)	(316)

Balance at December 31	$2,400	$1,268	$3,668

	Twelve Months Ended December 31, 2013
	Heartland	Summit	Total
Balance at January 1	$6,111	$—	$6,111
Additions	—	—	—
Accretion	(1,267)	—	(1,267)
Reclassification from nonaccretable difference	—	—	—
Disposals	(1,659)	—	(1,659)

Balance at December 31	$3,185	$—	$3,185

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

During the years ended December 31, 2014 and 2013, the Company increased the allowance for loan losses by a charge to the income statement of $253,000 and $2.6 million, respectively. $283,000 and $0 of allowances for loan losses were reversed for the years ended December 31, 2014 and 2013, respectively.

Note 7 – Allowance for Loan Losses

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

	December 31	December 31	December 31
	2014	2013	2012
Balance at beginning of the period	$15,992	$18,270	$18,882
Loans charged-off:
Commercial
Owner occupied real estate	40	138	418
Non owner occupied real estate	136	937	1,196
Residential development	—	—	—
Development & Spec Land Loans	173	182	—
Commercial and industrial	1,453	1,275	774

Total commercial	1,802	2,532	2,388
Real estate
Residential mortgage	328	1,055	597
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	328	1,055	597
Consumer
Direct Installment	250	333	327
Direct Installment Purchased	—	—	—
Indirect Installment	1,233	1,178	1,294
Home Equity	516	1,152	1,337

Total consumer	1,999	2,663	2,958

Total loans charged-off	4,129	6,250	5,943
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	13	65	547
Non owner occupied real estate	210	71	98
Residential development	—	—	—
Development & Spec Land Loans	55	—	—
Commercial and industrial	495	532	137

Total commercial	773	668	782
Real estate
Residential mortgage	21	114	77
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	21	114	77
Consumer
Direct Installment	67	488	84
Direct Installment Purchased	—	—	—
Indirect Installment	560	658	737
Home Equity	159	124	127

Total consumer	786	1,270	948

Total loan recoveries	1,580	2,052	1,807

Net loans charged-off (recovered)	2,549	4,198	4,136

Provision charged to operating expense
Commercial	2,277	756	1,360
Real estate	(1,153)	1,132	1,262
Consumer	1,934	32	902

Total provision charged to operating expense	3,058	1,920	3,524

Balance at the end of the period	$16,501	$15,992	$18,270

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
December 31, 2014
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,589	$—	$—	$—	$1,589
Collectively evaluated for impairment	5,827	2,508	1,132	4,951	14,418
Loans acquired with deteriorated credit quality	494	—	—	—	494

Total ending allowance balance	$7,910	$2,508	$1,132	$4,951	$16,501

Loans:
Individually evaluated for impairment	$11,055	$—	$—	$—	$11,055
Collectively evaluated for impairment	664,251	255,383	129,636	321,470	1,370,740
Loans acquired with deteriorated credit quality	591	—	—	—	591

Total ending loans balance	$675,897	$255,383	$129,636	$321,470	$1,382,386

	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
December 31, 2013
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,312	$—	$—	$—	$1,312
Collectively evaluated for impairment	4,963	3,462	1,638	4,228	14,291
Loans acquired with deteriorated credit quality	389	—	—	—	389

Total ending allowance balance	$6,664	$3,462	$1,638	$4,228	$15,992

Loans:
Individually evaluated for impairment	$7,448	$—	$—	$—	$7,448
Collectively evaluated for impairment	489,547	186,526	98,636	279,448	1,054,157
Loans acquired with deteriorated credit quality	9,355	24	—	1,030	10,409

Total ending loans balance	$506,350	$186,550	$98,636	$280,478	$1,072,014

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 8 – Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
December 31, 2014
Commercial
Owner occupied real estate	$1,773	$—	$—	$44	$1,817
Non owner occupied real estate	7,439	—	217	566	8,222
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	812	—	1,004	—	1,816

Total commercial	10,024	—	1,221	610	11,855
Real estate
Residential mortgage	2,297	40	765	2,526	5,628
Residential construction	—	—	266	—	266
Mortgage warehouse	—	—	—	—	—

Total real estate	2,297	40	1,031	2,526	5,894
Consumer
Direct Installment	227	10	—	—	237
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	557	47	—	—	604
Home Equity	2,207	18	391	1,236	3,852

Total Consumer	2,991	75	391	1,236	4,693

Total	$15,312	$115	$2,643	$4,372	$22,442

	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
December 31, 2013
Commercial
Owner occupied real estate	$293	$—	$222	$778	$1,293
Non owner occupied real estate	2,289	45	1,117	518	3,969
Residential development	—	—	—	—	—
Development & Spec Land Loans	182	—	—	—	182
Commercial and industrial	1,250	—	777	—	2,027

Total commercial	4,014	45	2,116	1,296	7,471
Real estate
Residential mortgage	2,459	2	719	2,686	5,866
Residential construction	—	—	280	—	280
Mortgage warehouse	—	—	—	—	—

Total real estate	2,459	2	999	2,686	6,146
Consumer
Direct Installment	202	—	—	—	202
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	531	2	—	—	533
Home Equity	2,542	—	311	1,072	3,925

Total Consumer	3,275	2	311	1,072	4,660

Total	$9,748	$49	$3,426	$5,054	$18,277

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Included in the $15.3 million of non-accrual loans and the $2.6 million of non-performing TDRs at December 31, 2014 were $1.4 million and $247,000, respectively, of loans acquired for which there were accretable yields recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2014, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2014, the Company had $7.0 million in TDRs and $4.4 million were performing according to the restructured terms and three TDRs with total balances of $288,000 were returned to accrual status during 2014. There was $1.0 million of specific reserves allocated to TDRs at December 31, 2014 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Loans transferred and classified as troubled debt restructuring during the years ended December 31, 2014 and 2013, segregated by class, are shown in the table below.

	December 31, 2014		December 31, 2013
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	3	$223
Non owner occupied real estate	—	—	3	942
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	1	247	—	—

Total commercial	1	247	6	1,165
Real estate
Residential mortgage	2	319	9	1,252
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	2	319	9	1,252
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	4	404	7	915

Total Consumer	4	404	7	915
	—	—

Total	7	$969	22	$3,332

Troubled debt restructured loans which had payment defaults during the years ended December 31, 2014 and 2013, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual.

	December 31, 2014		December 31, 2013
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	3	$223
Non owner occupied real estate	—	—	2	424
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	1	247	—	—

Total commercial	1	247	5	647
Real estate
Residential mortgage	2	243	3	355
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	2	243	3	355
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	3	355	3	178

Total Consumer	3	355	3	178
	—	—

Total	6	$845	11	$1,180

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

				Twelve Months Ending
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
December 31, 2014
With no recorded allowance
Commercial
Owner occupied real estate	$1,169	$1,170	$—	$645	$65
Non owner occupied real estate	1,193	1,194	—	1,341	51
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	854	854	—	357	27

Total commercial	3,216	3,218	—	2,343	143
With an allowance recorded
Commercial
Owner occupied real estate	422	422	165	141	16
Non owner occupied real estate	6,453	6,453	744	1,995	208
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	962	962	680	798	12

Total commercial	7,837	7,837	1,589	2,934	236

Total	$11,053	$11,055	$1,589	$5,277	$379

				Twelve Months Ending
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
December 31, 2013
With no recorded allowance
Commercial
Owner occupied real estate	$1,293	$1,296	$—	$1,845	$68
Non owner occupied real estate	3,521	3,525	—	2,963	172
Residential development	—	—	—	—	—
Development & Spec Land Loans	23	23	—	25	—
Commercial and industrial	390	405	—	712	—

Total commercial	5,227	5,249	—	5,545	240
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	403	403	202	485	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	159	159	48	166	—
Commercial and industrial	1,637	1,637	1,062	1,140	31

Total commercial	2,199	2,199	1,312	1,791	31

Total	$7,426	$7,448	$1,312	$7,336	$271

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

				Twelve Months Ending
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
December 31, 2012
With no recorded allowance
Commercial
Owner occupied real estate	$4,890	$4,901	$—	$2,422	$80
Non owner occupied real estate	1,961	1,963	—	1,544	20
Residential development	—	—	—	—	—
Development & Spec Land Loans	133	133	—	61	—
Commercial and industrial	449	466	—	297	—

Total commercial	7,433	7,463	—	4,324	100
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	1,795	1,795	1,080	481	95
Residential development	—	—	—	—	—
Development & Spec Land Loans	572	572	600	526	6
Commercial and industrial	797	797	265	806	—

Total commercial	3,164	3,164	1,945	1,813	101

Total	$10,597	$10,627	$1,945	$6,137	$201

The following table presents the payment status by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Commercial
Owner occupied real estate	$103	$645	$—	$748	$227,632	$228,380
Non owner occupied real estate	413	—	—	413	296,886	297,299
Residential development	—	—	—	—	2,027	2,027
Development & Spec Land Loans	—	—	—	—	12,097	12,097
Commercial and industrial	19	1	—	20	133,236	133,256

Total commercial	535	646	—	1,181	671,878	673,059
Real estate
Residential mortgage	1,033	193	40	1,266	241,255	242,521
Residential construction	—	—	—	—	11,505	11,505
Mortgage warehouse	—	—	—	—	129,156	129,156

Total real estate	1,033	193	40	1,266	381,916	383,182
Consumer
Direct Installment	113	4	10	127	40,010	40,137
Direct Installment Purchased	—	—	—	—	219	219
Indirect Installment	1,042	243	47	1,332	140,536	141,868
Home Equity	1,084	189	18	1,291	137,716	139,007

Total consumer	2,239	436	75	2,750	318,481	321,231

Total	$3,807	$1,275	$115	$5,197	$1,372,275	$1,377,472

Percentage of total loans	0.28%	0.09%	0.01%	0.38%	99.62%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Commercial
Owner occupied real estate	$341	$—	$—	$341	$155,921	$156,262
Non owner occupied real estate	424	—	45	469	224,244	224,713
Residential development	—	—	—	—	400	400
Development & Spec Land Loans	—	—	—	—	21,289	21,289
Commercial and industrial	—	—	—	—	101,920	101,920

Total commercial	765	—	45	810	503,774	504,584
Real estate
Residential mortgage	445	87	2	534	175,534	176,068
Residential construction	—	—	—	—	9,508	9,508
Mortgage warehouse	—	—	—	—	98,156	98,156

Total real estate	445	87	2	534	283,198	283,732
Consumer
Direct Installment	120	24	—	144	29,839	29,983
Direct Installment Purchased	—	—	—	—	294	294
Indirect Installment	1,011	175	2	1,188	130,196	131,384
Home Equity	767	58	—	825	117,133	117,958

Total consumer	1,898	257	2	2,157	277,462	279,619

Total	$3,108	$344	$49	$3,501	$1,064,434	$1,067,935

Percentage of total loans	0.29%	0.03%	0.00%	0.33%	99.67%

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

•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective markets (ranging from $1,000,000 to $2,500,000) are validated by the Loan Committee, which is chaired by the Chief Credit Officer (“CCO”).

•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the CCO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCO however, lenders must present their factual information to either the Loan Committee or the CCO when recommending an upgrade.

•	The CCO, or his designee, meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•	Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents loans by credit grades.

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial
Owner occupied real estate	$215,875	$7,623	$4,883	$—	$228,381
Non owner occupied real estate	283,518	4,458	9,323	—	297,299
Residential development	2,027	—	—	—	2,027
Development & Spec Land Loans	12,018	79	—	—	12,097
Commercial and industrial	128,589	1,799	2,868	—	133,256

Total commercial	642,027	13,959	17,074	—	673,060
Real estate
Residential mortgage	236,893	—	5,628	—	242,521
Residential construction	11,239	—	266	—	11,505
Mortgage warehouse	129,156	—	—	—	129,156

Total real estate	377,288	—	5,894	—	383,182
Consumer
Direct Installment	39,900	—	237	—	40,137
Direct Installment Purchased	219	—	—	—	219
Indirect Installment	141,264	—	604	—	141,868
Home Equity	135,155	—	3,852	—	139,007

Total Consumer	316,538	—	4,693	—	321,231

Total	$1,335,854	$13,959	$27,661	$—	$1,377,473

Percentage of total loans	96.98%	1.01%	2.01%	0.00%

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial
Owner occupied real estate	$146,085	$2,231	$7,946	$—	$156,262
Non owner occupied real estate	208,625	5,047	11,041	—	224,713
Residential development	400	—	—	—	400
Development & Spec Land Loans	19,858	91	1,340	—	21,289
Commercial and industrial	91,852	6,492	3,576	—	101,920

Total commercial	466,820	13,861	23,903	—	504,584
Real estate
Residential mortgage	170,202	—	5,866	—	176,068
Residential construction	9,228	—	280	—	9,508
Mortgage warehouse	98,156	—	—	—	98,156

Total real estate	277,586	—	6,146	—	283,732
Consumer
Direct Installment	29,781	—	202	—	29,983
Direct Installment Purchased	294	—	—	—	294
Indirect Installment	130,851	—	533	—	131,384
Home Equity	114,033	—	3,925	—	117,958

Total Consumer	274,959	—	4,660	—	279,619

Total	$1,019,365	$13,861	$34,709	$—	$1,067,935

Percentage of total loans	95.45%	1.30%	3.25%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 9 – Premises and Equipment

	December 31	December 31
	2014	2013
Land	$16,550	$13,323
Buildings and improvements	49,066	45,466
Furniture and equipment	13,795	11,833

Total cost	79,411	70,622
Accumulated depreciation	(26,950)	(24,428)

Net premise and equipment	$52,461	$46,194

Note 10 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1,035.5 million and $943.1 million at December 31, 2014 and 2013.

The aggregate fair value of capitalized mortgage servicing rights was approximately $10.5 million, $9.9 million, and $6.6 million at December 31, 2014, 2013 and 2012, compared to the carrying values of $7.6 million, $7.0 million and $5.1 million, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31	December 31	December 31
	2014	2013	2012
Mortgage servicing rights
Balances, January 1	$7,428	$6,169	$5,049
Servicing rights capitalized	2,280	2,535	2,439
Amortization of servicing rights	(1,728)	(1,276)	(1,319)

Balances, December 31	7,980	7,428	6,169

Impairment allowance
Balances, January 1	(389)	(1,024)	(856)
Additions	(95)	(54)	(762)
Reductions	146	689	594

Balances, December 31	(338)	(389)	(1,024)

Mortgage servicing rights, net	$7,642	$7,039	$5,145

During 2014, 2013 and 2012, the Bank recorded recovery and additional (impairment) of approximately $51,000, $635,000 and $(168,000).

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 11 – Intangible Assets

As a result of the acquisition of Alliance Bank Corporation in 2005, American Trust & Savings Bank in 2010, Heartland in 2012 and Summit in 2014, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The core deposit intangible is being amortized over seven to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets Core deposit intangible	$8,526	$(4,561)	$6,969	$(3,681)

Amortization expense for intangible assets totaled $880,000, $760,000, and $576,000 for the years ended December 31, 2014, 2013 and 2012. Estimated amortization for the years ending December 31 is as follows:

2015	$768
2016	666
2017	664
2018	661
2019	519
Thereafter	687

$3,965

Note 12 – Deposits

	December 31	December 31
	2014	2013
Noninterest-bearing demand deposits	$267,667	$231,096
Interest-bearing demand deposits	606,609	513,445
Money market (variable rate)	179,142	129,425
Savings deposits	144,831	137,096
Certificates of deposit of $100,000 or more	137,147	134,337
Other certificates and time deposits	146,923	146,121

Total deposits	$1,482,319	$1,291,520

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2015	$114,468	$10,913	$125,381
2016	46,265	7,302	53,567
2017	42,482	2,677	45,159
2018	26,332	—	26,332
2019	15,275	—	15,275
Thereafter	18,356	—	18,356

	$263,178	$20,892	$284,070

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 13 – Borrowings

	December 31	December 31
	2014	2013
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.32% to 7.53%, due at various dates through November 15, 2024	$116,473	$75,050
Securities sold under agreements to repurchase	139,725	140,246
Federal funds purchased	95,000	41,000

Total borrowings	$351,198	$256,296

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $354.2 million. Advances are subject to restrictions or penalties in the event of prepayment.

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. agency and mortgage-backed securities and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2014 and 2013 totaled $144.3 million and $141.4 million and the daily average of such agreements totaled $140.9 million and $137.6 million. The agreements at December 31, 2014, mature at various dates through September 13, 2020.

At December 31, 2014, the Bank has available approximately $301.4 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31:

2015	$214,340
2016	27,432
2017	47,539
2018	1,111
2019	50,293
Thereafter	10,483

$351,198

Note 14 – Subordinated Debentures

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (2.19% at December 31, 2014) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

of 90-day LIBOR plus 1.65% (1.88% at December 31, 2014) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (2.89% at December 31, 2014) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.09% at December 31, 2014) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.9 million, net of the remaining purchase discount, at December 31, 2014.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (Heartland Trust), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (1.91% at December 31, 2014) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.5 million, net of the remaining purchase discount, at December 31, 2014.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Note 15 – Employee Stock Ownership Plan

Effective January 1, 2007, Horizon converted its stock bonus plan to an employee stock ownership plan (“ESOP”). Prior to that date, Horizon maintained an employee stock bonus plan that covered substantially all employees. The stock bonus plan was noncontributory, and Horizon made matching contributions of amounts contributed by the employees to the Employee Thrift Plan and discretionary contributions. Prior to the establishment of the employee stock bonus plan, Horizon maintained an ESOP that was terminated in 1999. The prior ESOP accounts of active employees and the discretionary accounts of active employees remain in the new ESOP. The Matching contribution accounts under the Stock Bonus Plan were transferred to the Horizon Bancorp Employees’ Thrift Plan.

The ESOP exists for the benefit of substantially all employees. Contributions to the ESOP are by Horizon and are determined by the Board of Directors at their discretion. The contributions may be made in the form of cash or common stock. Shares are allocated among participants each December 31 on the basis of each participant’s eligible compensation to total eligible compensation. Eligible compensation is limited to $260,000 for each participant. Dividends on shares held by the plan, at the discretion of each participant, may be distributed to an individual participant or left in the plan to purchase additional shares.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Total cash contributions and expense recorded for the ESOP was $400,000 in 2014, $475,000 in 2013 and $475,000 in 2012.

The ESOP, which is not leveraged, owns a total of 800,339 shares of Horizon’s stock or 8.7% of the outstanding shares.

Note 16 – Employee Thrift Plan

The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $633,000 in 2014, $545,000 in 2013 and $566,000 in 2012.

The Plan owns a total of 313,804 shares of Horizon’s stock or 3.4% of the outstanding shares.

Note 17 – Income Tax

	December 31	December 31	December 31
	2014	2013	2012
Income tax expense
Currently payable
Federal	$4,710	$3,900	$5,582
State	(149)	(88)	120
Deferred	1,594	3,236	2,744

Total income tax expense	$6,155	$7,048	$8,446

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 35%	$8,488	$9,424	$9,800
Tax exempt interest	(1,628)	(1,517)	(1,419)
Tax exempt income	(366)	(362)	(359)
Other tax exempt income	(309)	(342)	—
Nondeductible and other	(30)	(176)	(177)
Effect of state income taxes	—	21	601

Actual tax expense	$6,155	$7,048	$8,446

	December 31	December 31
	2014	2013
Assets
Allowance for loan losses	$5,680	$5,677
Net operating loss	3,509	2,977
Director and employee benefits	1,953	1,828
Unrealized loss on AFS securities and fair value hedge	588	931
Other	596	537

Total assets	12,326	11,950

Liabilities
Depreciation	(1,563)	(1,424)
Difference in expense recognition	—	(368)
State tax	(126)	(236)
Federal Home Loan Bank stock dividends	(200)	(295)
Difference in basis of intangible assets	(2,839)	(2,189)
FHLB Penalty	(283)	(508)
Other	(1,303)	(1,188)

Total liabilities	(6,314)	(6,208)

Net deferred tax asset	$6,012	$5,742

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

As of December 31, 2014, the Company had approximately $10.9 million of state tax loss carryforward available to offset future franchise taxable income. Also, at December 31, 2014, the Company had approximately $7.6 million of federal loss carryforward available to offset future federal income tax. The state loss carryforward begins to expire in 2014. The federal loss carryforward expires in 2029. Due to these losses being incurred by Heartland and Summit prior to the acquisitions by Horizon, the annual losses which can be used are subject to an annual limitation. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards within the allotted time periods.

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2011.

Note 18 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in capital are as follows:

	December 31	December 31
	2014	2013
Unrealized gain on securities available for sale	$4,018	$164
Unamortized gain on securities held to maturity, previously transferred from AFS	1,658	—
Unrealized loss on derivative instruments	(3,337)	(2,826)
Tax effect	(818)	933

Total accumulated other comprehensive income (loss)	$1,521	$(1,729)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 19 – Commitments, Off-Balance Sheet Risk and Contingencies

Because of the nature of its activities, Horizon is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

The Bank was required to have approximately $2.3 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2014. These balances are included in cash and cash equivalents and do not earn interest.

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

At December 31, 2014 and 2013, commitments to make loans amounted to approximately $408.6 million and $519.7 million and commitments under outstanding standby letters of credit amounted to approximately $3.9 million and $1.3 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

Note 20 – Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2014 and 2013, Horizon and the Bank were categorized as well capitalized and met all subject capital adequacy requirements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

			For Capital[1]		For Well[1]
	Actual		Adequacy Purposes		Capitalized Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital[1] (to risk-weighted assets)
Consolidated	$212,276	14.48%	$117,280	8.00%	N/A	N/A
Bank	192,604	13.08%	117,801	8.00%	$147,251	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	195,775	13.35%	58,659	4.00%	N/A	N/A
Bank	176,103	11.96%	58,897	4.00%	88,346	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	195,775	9.76%	80,236	4.00%	N/A	N/A
Bank	176,103	8.80%	80,047	4.00%	100,059	5.00%
As of December 31, 2013
Total capital[1] (to risk-weighted assets)
Consolidated	$192,904	16.33%	$94,503	8.00%	N/A	N/A
Bank	173,634	14.67%	94,688	8.00%	$118,360	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	178,115	15.08%	47,245	4.00%	N/A	N/A
Bank	158,827	13.42%	47,340	4.00%	71,011	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	178,115	10.28%	69,305	4.00%	N/A	N/A
Bank	158,827	9.18%	69,206	4.00%	86,507	5.00%

[1]	As defined by regulatory agencies

Note 21 – Share-Based Compensation

On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (“2003 Plan”), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon could issue up to 337,500 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limited the number of shares available to 337,500 for incentive stock options and to 168,750 for the grant of non-option awards. The shares available for issuance under the 2003 Plan could be divided among the various types of awards and among the participants as the Compensation Committee (“Committee”) determines. The Committee was authorized to grant any type of award to a participant that was consistent with the provisions of the 2003 Plan. Awards could consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determined the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the Committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate designated per the individual agreements. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period. On March 8, 2010, the Board of Directors adopted, and on May 6, 2010, the stockholders approved, an amendment to the 2003 Omnibus Equity Incentive Plan making an additional 393,750 common shares available for issuance.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

A summary of option activity under the 2003 Plan as of December 31, 2014, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, beginning of year	91,447	$11.29
Granted	—	—
Exercised	(11,250)	10.84
Forfeited	(2,250)	11.60

Outstanding, end of year	77,947	11.35	5.19	$1,152,901

Exercisable, end of year	59,215	11.23	4.80	882,658

On June 18, 2013, the Board of Directors adopted the Horizon Bancorp 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which was approved by the Company’s shareholders on May 8, 2014. Under the 2013 Plan, Horizon may issue up to 691,700 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2013 Plan limits the number of shares available to 100,000 for incentive stock options and to 400,000 for the grant of non-option awards. The shares available for issuance under the 2013 Plan may be divided among the various types of awards and among the participants as the Committee determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2013 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the Committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements. The restricted shares granted under the 2013 Plan vest at the end of each grant’s vesting period.

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2014	2013	2012
Dividend yields	2.01%	1.98%	2.56%
Volatility factors of expected market price of common stock	29.54%	29.75%	29.47%
Risk-free interest rates	2.66%	2.16%	1.84%
Expected life of options	8 years	8 years	8 years

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

A summary of option activity under the 2013 Plan as of December 31, 2014, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, beginning of year	46,888	$20.27
Granted	40,259	22.36
Exercised	—	—
Forfeited	(3,000)	21.12

Outstanding, end of year	87,147	21.24	8.84	$412,000

Exercisable, end of year	14,496	20.23	8.46	85,728

The weighted average grant-date fair value of options granted during the year 2014, 2013 and 2012 was $6.50, $5.74 and $3.25.

A summary of the status of Horizon’s non-vested, restricted and performance shares as of December 31, 2014 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested beginning of year	85,875	$14.17
Vested	—
Granted	9,007	22.20
Forfeited	(10,125)	12.88

Non-vested, end of year	84,757	15.18

Grants vest at the end of three, four or five years of continuous employment.

Total compensation cost recognized in the income statement for option-based payment arrangements during 2014 was $203,000 and the related tax benefit recognized was approximately $71,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2013 and 2012 was $48,000 and $33,000 and the related tax benefit recognized was $19,000 and $13,000, respectively.

Total compensation cost recognized in the income statement for restricted share based payment arrangements during 2014, 2013 and 2012 was $363,000, $288,000, and $187,000. The recognized tax benefit related thereto was approximately $127,000, $115,000, and $75,000 for the years ended December 31, 2014, 2013 and 2012.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012 was $122,000, $136,000, and $195,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $43,000, $58,000, and $30,000, for the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, there was $903,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 22 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at December 31, 2014 and $30.5 million at December 31, 2013. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2014, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2014, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $102.7 million at December 31, 2014 and $95.3 million at December 31, 2013.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2014, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon Bancorp:

	Asset Derivative		Liability Derivatives
	December 31, 2014		December 31, 2014
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,208
Interest rate contracts	Other Assets	1,208	Other liabilities	3,339

Total derivatives designated as hedging instruments		1,208		4,547

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	447	Other liabilities	—

Total derivatives not designated as hedging instruments		447		—

Total derivatives		$1,655		$4,547

	Asset Derivative		Liability Derivatives
	December 31, 2013		December 31, 2013
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$7	Other liabilities	$(53)
Interest rate contracts	Other Assets	(60)	Other liabilities	2,826

Total derivatives designated as hedging instruments		(53)		2,773

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	212	Other liabilities	22

Total derivatives not designated as hedging instruments		212		22

Total derivatives		$159		$2,795

The effect of the derivative instruments on the consolidated statement of income for the twelve month periods ended is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
Derivative in cash flow	Years Ended December 31
hedging relationship	2014	2013	2012
Interest rate contracts	$(332)	$1,734	$(376)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

		Amount of Gain (Loss) Recognized on Derivative
Derivative in fair value	Location of gain (loss)	Years Ended December 31
hedging relationship	recognized on derivative	2014	2013	2012
Interest rate contracts	Interest income - loans	$1,261	$(2,267)	$28
Interest rate contracts	Interest income - loans	(1,261)	2,267	(28)

Total		$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative
Derivative not designated	Location of gain (loss)	Years Ended December 31
as hedging relationship	recognized on derivative	2014	2013	2012
Mortgage contracts	Other income - gain on sale of loans	$256	$(667)	$196

Note 23 – Disclosures about fair value of assets and liabilities

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Available-for-sale securities
U.S. Treasury and federal agencies	$26,823	$—	$26,823	$—
State and municipal	47,952	—	47,952	—
Federal agency collateralized mortgage obligations	122,860	—	122,860	—
Federal agency mortgage-backed pools	125,395	—	125,395	—
Private labeled mortgage-backed pools	689	—	689	—
Corporate notes	45	—	45	—

Total available-for-sale securities	323,764	—	323,764	—
Hedged loans	101,445	—	101,445	—
Forward sale commitments	447	—	447	—
Interest rate swap agreements	(4,546)	—	(4,546)	—
Commitments to originate loans	—	—	—	—
December 31, 2013
Available-for-sale securities
U.S. Treasury and federal agencies	$43,134	$—	$43,134	$—
State and municipal	177,898	—	177,898	—
Federal agency collateralized mortgage obligations	114,706	—	114,706	—
Federal agency mortgage-backed pools	170,894	—	170,894	—
Private labeled mortgage-backed pools	1,226	—	1,226	—
Corporate notes	733	—	733	—
Total available-for-sale securities	508,591	—	508,591	—

Hedged loans	95,372	—	95,372	—
Forward sale commitments	212	—	212	—
Interest rate swap agreements	(2,773)	—	(2,773)	—
Commitments to originate loans	(22)	—	(22)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

	Years Ended December 31
	2014	2013	2012
Non Interest Income
Total gains and losses from:
Hedged loans	$1,261	$(2,267)	$28
Fair value interest rate swap agreements	(1,261)	2,267	(28)
Derivative loan commitments	256	(667)	196

	$256	$(667)	$196

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans	$9,464	$—	$—	$9,464
Mortgage servicing rights	7,642	—	—	7,642
December 31, 2013
Impaired loans	$6,114	$—	$—	$6,114
Mortgage servicing rights	7,039	—	—	7,039

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs were reduced by $338,000 in 2014 and $389,000 in 2013 for the fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2014.

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$9,464	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% -15% (12%)
Mortgage servicing rights	$7,642	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% -15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,114	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% -15% (12%)
Mortgage servicing rights	$7,039	Discounted cashflows	Discount rate, Constant prepayment rate, Probably of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

Note 24 – Fair Value of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2014 and December 31, 2013. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall.

	December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$43,476	$43,476	$—	$—
Investment securities, held to maturity	165,767	—	—	169,904
Loans held for sale	6,143	—	—	6,143
Loans excluding loan level hedges, net	1,260,608	—	—	1,295,133
Stock in FHLB and FRB	11,348	—	11,348	—
Interest receivable	8,246	—	8,246	—
Liabilities
Non-interest bearing deposits	$267,667	$267,667	$—	$—
Interest-bearing deposits	1,214,652	—	1,158,912	—
Borrowings	351,198	—	348,597	—
Subordinated debentures	32,642	—	32,669	—
Interest payable	497	—	497	—

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

Note 25 – Business Combination

On February 18, 2015, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Peoples Bancorp, Inc., an Indiana corporation (“Peoples”). Pursuant to the Merger Agreement, Peoples would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Peoples Federal Savings Bank of DeKalb County, a federally chartered stock savings bank and wholly-owned subsidiary of Peoples, would merge with and into a wholly-owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

The boards of directors of each of Horizon and Peoples have approved the Merger and the Merger Agreement. Subject to the approval of the issuance of shares related to the Merger by Horizon shareholders, the Merger by Peoples shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the third quarter of 2015.

In connection with the Merger, each Peoples shareholder will receive 0.95 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each share of Peoples common stock owned by them. Based on Horizon’s February 18, 2015 closing price of $23.02 per share as reported on the NASDAQ Global Select Market, the implied transaction value is estimated at $73.1 million.

Subject to certain terms and conditions, the board of directors of Peoples has agreed to recommend the approval and adoption of the Merger Agreement to the Peoples shareholders and will solicit proxies voting in favor of the Merger from Peoples’ shareholders.

The Merger Agreement also provides for certain termination rights for both Horizon and Peoples, and further provides that upon termination of the Merger Agreement under certain circumstances, Peoples will be obligated to pay Horizon a termination fee.

As of December 31, 2014, Peoples reported total assets of approximately $486.6 million, total deposits of approximately $368.7 million and total loans of approximately $235.1 million.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 26 – Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

Condensed Balance Sheets

	December 31 2014	December 31 2013
Assets
Total cash and cash equivalents	$19,195	$16,807
Investment in Bank	211,928	181,808
Other assets	2,758	3,664

Total assets	$233,881	$202,279

Liabilities
Subordinated debentures	$32,642	$32,486
Other liabilities	6,825	5,273
Stockholders’ Equity	194,414	164,520

Total liabilities and stockholders’ equity	$233,881	$202,279

Condensed Statements of Income

	Years Ended December 31
	2014	2013	2012
Operating Income (Expense)
Dividend income from Bank	$12,500	$7,500	$16,500
Investment income	12	4	—
Other income	17	175	—
Interest expense	(2,009)	(2,010)	(1,950)
Employee benefit expense	(965)	(811)	(695)
Other expense	883	646	(200)

Income Before Undistributed Income of Subsidiaries	10,438	5,504	13,655
Undistributed Income of Subsidiaries	6,814	13,144	4,766

Income Before Tax	17,252	18,648	18,421
Income Tax Benefit	849	1,228	1,122

Net Income	18,101	19,876	19,543
Preferred stock dividend	(133)	(370)	(481)

Net Income Available to Common Shareholders	$17,968	$19,506	$19,062

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Comprehensive Income

	Years Ended December 31
	2014	2013	2012
Net Income	$18,101	$19,876	$19,543

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	(332)	1,734	(376)
Unrealized appreciation for the period on held-to-maturity securities, net of taxes	(209)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes	4,432	(12,320)	1,636
Less: reclassification adjustment for realized gains included in net income, net of taxes	(642)	(244)	1

	3,249	(10,830)	1,259

Comprehensive Income	$21,350	$9,046	$20,802

Condensed Statements of Cash Flows

	Years Ended December 31
	2014	2013	2012
Operating Activities
Net income	$18,101	$19,876	$19,543
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(6,814)	(13,144)	(4,766)
Change in
Income taxes receivable	434	(793)	(137)
Share based compensation	203	48	33
Amortization of unearned compensation	363	288	187
Issuance of restricted shares	—	—	115
Other assets	472	626	(176)
Other liabilities	1,377	97	1,128

Net cash provided by operating activities	14,136	6,998	15,927

Investing Activities
Acquisition of Summit	(7,036)	—	—
Acquisition of Heartland	—	—	(7,248)

Net cash used in investing activities	(7,036)	—	(7,248)

Financing Activities
Dividends paid on preferred shares	(133)	(370)	(481)
Dividends paid on common shares	(4,744)	(3,655)	(3,047)
Exercise of stock options	165	195	226

Net cash used in financing activities	(4,712)	(3,830)	(3,302)

Net Change in Cash and Cash Equivalents	2,388	3,168	5,377
Cash and Cash Equivalents at Beginning of Year	16,807	13,639	8,262

Cash and Cash Equivalents at End of Year	$19,195	$16,807	$13,639

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 27 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2014	March 31	June 30	September 30	December 31
Interest income	$16,467	$20,122	$19,851	$19,765
Interest expense	3,195	3,334	3,451	3,242

Net interest income	13,272	16,788	16,400	16,523
Provision for loan losses	—	339	1,741	978
Gain on sale of securities	—	—	988	—
Net income	3,417	4,778	4,958	4,948
Net income available to common shareholders	$3,386	$4,747	$4,918	$4,917
Earnings per share:
Basic	$0.39	$0.52	$0.53	$0.53
Diluted	0.38	0.50	0.51	0.51
Average shares outstanding:
Basic	8,630,966	9,182,986	9,208,707	9,212,156
Diluted	9,021,786	9,560,939	9,588,332	9,628,240

Three Months Ended 2013	March 31	June 30	September 30	December 31
Interest income	$19,429	$19,977	$18,041	$17,436
Interest expense	3,419	3,402	3,372	3,310

Net interest income	16,010	16,575	14,669	14,126
Provision for loan losses	2,084	729	104	(997)
Gain on sale of securities	368	—	6	—
Net income	5,311	5,665	4,785	4,115
Net income available to common shareholders	$5,165	$5,569	$4,719	$4,052
Earnings per share:
Basic	$0.60	$0.65	$0.55	$0.47
Diluted	0.58	0.62	0.52	0.45
Average shares outstanding:
Basic	8,617,466	8,617,466	8,618,969	8,623,360
Diluted	8,980,655	8,974,103	9,019,211	9,020,289

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Indianapolis, Indiana

March 13, 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited Horizon Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion Horizon Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Bancorp and our report dated March 13, 2015, expressed an unqualified opinion thereon.

Indianapolis, Indiana

March 13, 2015

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2014, 2013 and 2012. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp

Summary of Selected Financial Data

(Dollars in thousands except for per share data)

	2014	2013	2012	2011	2010
Earnings
Net interest income	$62,983	$61,383	$58,206	$48,113	$47,616
Provision for loan losses	3,058	1,920	3,524	5,282	11,554
Non-interest income	26,277	25,906	27,331	20,299	19,906
Non-interest expenses	61,946	58,445	54,024	46,147	42,571
Income tax expense	6,155	7,048	8,446	4,186	2,942

Net income	18,101	19,876	19,543	12,797	10,455
Preferred stock dividend	(133)	(370)	(481)	(1,325)	(1,406)

Net income available to common shareholders	$17,968	$19,506	$19,062	$11,472	$9,049

Cash dividend declared	$4,744	$3,655	$3,047	$2,325	$2,240

Per Share Data
Basic earnings per share	$1.98	$2.26	$2.39	$1.55	$1.23
Diluted earnings per share	1.90	2.17	2.30	1.51	1.21
Cash dividends declared per common share	0.51	0.42	0.38	0.31	0.30
Book value per common share	19.75	17.64	17.00	14.68	12.74
Weighted-average shares outstanding
Basic	9,060,702	8,619,330	7,974,241	7,407,258	7,373,405
Diluted	9,454,125	9,000,963	8,271,177	7,588,394	7,502,846
Period End Totals
Loans, net of deferred loan fees and unearned income	$1,378,554	$1,068,828	$1,190,717	$983,193	$882,877
Allowance for loan losses	16,501	15,992	18,270	18,882	19,064
Total assets	2,076,922	1,758,276	1,848,227	1,547,162	1,400,919
Total deposits	1,482,319	1,291,520	1,294,153	1,009,865	985,498
Total borrowings	383,840	288,782	378,095	400,787	291,325
Ratios
Loan to deposit	93.00%	82.76%	92.01%	97.36%	89.59%
Loan to total funding	73.87%	67.63%	71.20%	69.70%	69.15%
Return on average assets	0.93%	1.13%	1.19%	0.90%	0.75%
Average stockholders’ equity to average total assets	9.33%	9.34%	8.63%	8.30%	8.47%
Return on average stockholders’ equity	10.60%	12.86%	14.72%	11.20%	9.56%
Dividend payout ratio (dividends divided by net income)	25.72%	18.56%	15.90%	20.09%	24.64%
Price to book value ratio	132.39%	143.59%	115.61%	78.69%	92.76%
Price to earnings ratio	13.75	11.69	8.53	7.64	9.81

Horizon Bancorp

Horizon’s Common Stock and Related Stockholders’ Matters

Horizon common stock is traded on the NASDAQ Global Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2014 and 2013.

	2014
	Common Stock Prices		Dividends Declared
	High	Low	Per Share
First Quarter	$24.91	$20.27	$0.11
Second Quarter	22.58	19.57	0.13
Third Quarter	23.67	20.65	0.13
Fourth Quarter	26.73	22.83	0.14

	2013
	Common Stock Prices		Dividends Declared
	High	Low	Per Share
First Quarter	$20.87	$19.10	$0.10
Second Quarter	20.45	18.97	0.10
Third Quarter	25.04	20.74	0.11
Fourth Quarter	26.09	21.07	0.11

The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2014, was 738.

Horizon Bancorp

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Horizon has evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2014 is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears on page 110.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2014, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Horizon Bancorp

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of the Board of Directors

The following table presents biographical information on all of the directors and information regarding the director’s experiences, qualifications, attributes or skills that have caused the Nominating Committee and the Board to determine that the director should serve on Horizon’s Board. All of the directors of Horizon also serve as directors of the Bank.

Name	Age	Business Experience and Service as a Director
Class of 2018
Lawrence E. Burnell	60

Mr. Burnell is the Vice Chairman of White Lodging Services Corporation, a national hotel management and development company, and has also served as the Chief Operating Officer and Chief Financial Officer. He has over thirty-eight years of financial management experience. He has served on Horizon’s Board of Directors since 2009 and on the Board of Directors of the Bank since September 2007. Mr. Burnell has a B.S. in accounting, has passed the CPA exam and has ten years of experience serving with a national public accounting firm. If Mr. Burnell were serving on the Audit Committee, he would qualify as an audit committee financial expert under SEC rules.

Mr. Burnell has extensive experience and knowledge in real estate development, trends in commercial real estate values, management of a large and complex service organization, finance and accounting. Mr. Burnell’s extensive commercial real estate background provides Horizon’s Loan Committee with important insight into this industry, which is especially valuable during the current economic climate. In addition, Mr. Burnell’s extensive accounting, management and service industry experience provides an important perspective to Horizon’s Board of Directors.

Peter L. Pairitz	59

Mr. Pairitz is a business developer who focuses on consulting with small business owners regarding all aspects of business ownership, including financing alternatives, and he has management responsibilities for several types of businesses. He is a CPA with public accounting firm experience in auditing and managing audits of financial institutions. He has served on Horizon’s Board of Directors since 2001 and on the Board of Directors of the Bank since 2000. If Mr. Pairitz were serving on the Audit Committee, he would quality as an audit committee financial expert under SEC rules.

Mr. Pairitz has extensive knowledge and experience in finance, accounting, audit, manufacturing, real estate development and of the local business community. Mr. Pairitz’s business experiences, local knowledge and attention to detail are very important to Horizon’s Board of Directors. In addition, Mr. Pairitz has continued his outside board education in the areas of credit and compensation trends and has shared his knowledge and experience with the Loan and Compensation Committees of the Board.

Horizon Bancorp

Name	Age	Business Experience and Service as a Director
Spero W. Valavanis	62

Mr. Valavanis is an architect and has thirty-nine years’ experience in planning, design, business management and marketing as the President of Design Organization, Inc., an architecture, engineering and interior design firm. He has served on Horizon’s Board of Directors since 2000 and on the Board of Directors of the Bank since 1998.

Mr. Valavanis has extensive knowledge and experience in architecture, design, construction management and of the local business, municipal and not-for-profit communities. Mr. Valavanis has continued his director education with a focus on asset and liability management and on trust matters. Mr. Valavanis’s professional background, local market knowledge and community involvement are important contributions to Horizon’s Board of Directors.

Name	Age	Business Experience and Service as Director
Class of 2017
Craig M. Dwight	58

Since July 1, 2013, Mr. Dwight has held the position of Chairman and Chief Executive Officer of Horizon. He has served as the Chief Executive Officer of Horizon and the Bank since July 1, 2001, and as the President and Chief Administrative Officer of Horizon and as the Chairman and Chief Executive Officer of the Bank since December 1998. He has served on Horizon’s Board of Directors and the Board of Directors of the Bank since 1998. He has thirty-five years of banking experience, including experience as a senior commercial loan officer, branch manager, human resources director, senior credit officer and chief executive officer. He has a business degree with a concentration in accounting.

Mr. Dwight has extensive knowledge and experience in banking, credit underwriting, balance sheet management, liquidity management, finance, accounting and banking rules and regulations. In addition, Mr. Dwight has considerable knowledge of the local business, municipal and not-for-profit communities. Mr. Dwight has served in leadership roles with a considerable number of local not-for-profit organizations, including leading several fund raising campaigns. Mr. Dwight’s intimate knowledge of Horizon’s business and his leadership during this recent economic recession and ability to look for new opportunities for Horizon makes him a valuable member of Horizon’s Board of Directors.

James B. Dworkin	66

Mr. Dworkin is the Chancellor of Purdue University North Central. He has over thirty years of experience in education and has a business school background and a Ph.D. in Industrial Relations. He has served on Horizon’s Board of Directors since 2003 and on the Board of Directors of the Bank since 2002.

Mr. Dworkin has extensive knowledge and experience in academia, negotiations, business administration, and management of a large organization. In addition, Mr. Dworkin has considerable knowledge of local business and not-for-profit organizations. Mr. Dworkin regularly shares his local and national insights with the Board and senior management. In addition, due to his extensive knowledge of the local community, he provides considerable insight into current local events. Mr. Dworkin’s community knowledge, ability to work with others and consensus building abilities are valuable contributions to Horizon’s Board of Directors.

Daniel F. Hopp	67	Mr. Hopp retired in June 2011 as Senior Vice President, Corporate Affairs, and General Counsel of Whirlpool Corporation, a Fortune 500 company located within Horizon’s market area. He has a law degree and has over twenty-five years’ experience working with a publicly traded corporation. He has served on Horizon’s Board of Directors since 2005 and on the Board of Directors of the Bank since 2004. He has served as the Lead Director of Horizon’s Board of Directors since July 1, 2013.

Horizon Bancorp

Name	Age	Business Experience and Service as a Director
		Mr. Hopp has extensive knowledge and experience in manufacturing, management of a large and complex organization, corporate law and the rules and regulations applicable to large publicly traded companies. Mr. Hopp’s educational and professional background is rarely found on a community bank board. In addition, Mr. Hopp is very active in the local not-for-profit community. At Horizon’s Board meetings, Mr. Hopp regularly provides invaluable insights based on his professional and educational experiences, and he has the ability to look at complex problems from a different perspective. Mr. Hopp is a valuable member of Horizon’s Board of Directors.

Steven W. Reed	52

Mr. Reed is a partner with the firm of BGBC Partners, LLP, an Indianapolis full service accounting and business consulting firm. He was a Board member of Heartland Community Bank from 2006 until July 2012. He has served on the Board of Directors of the Bank since August 2012. He has a B.S. in Business with a concentration in finance. Mr. Reed is a Certified Public Accountant and has been practicing since 1985. Additionally, Mr. Reed holds the appellations “Accredited in Business Valuation (ABV)” and “Certified in Financial Forensics (CFF).” These accreditations recognize special training, testing, and qualification in business valuation and in forensic accounting through the American Institute of Certified Public Accountants.

Mr. Reed possesses particular knowledge and experience in finance, accounting, tax, and business valuation as it relates to closely held business. His experience will provide Horizon considerable expertise and insight into these areas.

Name	Age	Business Experience and Service as a Director
Class of 2016
Susan D. Aaron	60

Ms. Aaron is the President and Chief Executive Officer of Vision Financial Services, Inc., LaPorte, Indiana, an accounts receivable management business in which she has more than thirty years’ experience. She has served on Horizon’s Board of Directors since 1995 and on the Board of Directors of the Bank since 1993. Ms. Aaron has a degree in finance and an M.B.A. If Ms. Aaron were serving on the Audit Committee, she would qualify as an audit committee financial expert under SEC rules.

Ms. Aaron possesses particular knowledge and experience in accounts receivable management, collection services and their related rules and regulations, finance, accounting, management and local market knowledge as it relates to the small business community and not-for-profit organizations. Ms. Aaron’s extensive experience provides significant insight and expertise to our Board, particularly as they apply to commercial lending, accounts receivable management and knowledge of the local community.

Charley E. Gillispie	67

Mr. Gillispie serves as a Special Assistant to the President and was formerly Senior Vice President of Administration and Finance at Valparaiso University from 1996 to June 30, 2013. He is a registered CPA with over thirty-five years of accounting experience. He has an undergraduate degree in business administration and an M.B.A. with an emphasis in accounting. He has served on Horizon’s Board of Directors since 2001 and on the Board of Directors of the Bank since 2000. Mr. Gillispie qualifies as an audit committee financial expert under SEC rules.

Mr. Gillispie possesses particular knowledge and experience in finance, audit, accounting, administration, investment management and local market knowledge as it relates to small business and not-for-profit organizations. Mr. Gillispie’s extensive bank audit, accounting, investment and administration experience provides Horizon considerable expertise and insight into these areas. In addition, Mr. Gillispie has attended outside continuing director educational programs with a focus on audit. Mr. Gillispie has used his professional experiences and knowledge to provide good oversight of Horizon’s audit and asset liability committees.

Horizon Bancorp

Name	Age	Business Experience and Service as a Director
Larry N. Middleton	62

Mr. Middleton is a real estate broker and the President of Century 21 Middleton Co., Inc. in Michigan City, Indiana, a company he has owned and led for the past thirty-six years. He has a background in marketing and sales. He has served on Horizon’s Board of Directors since 1995 and on the Board of Directors of the Bank since 1993.

Mr. Middleton possesses particular knowledge and experience in sales management, the local real estate market and real estate rules and regulations that strengthen the Board’s collective qualifications, skills and experiences as it relates to real estate. Given the current distressed real estate market, Mr. Middleton’s local knowledge and insight is extremely valuable to Horizon.

Robert E. Swinehart	72

Mr. Swinehart is the retired President and Chief Operating Officer of Emerson Power Transmission Corp. His business responsibilities included long-range strategic planning, budgeting, financial reporting, management of manufacturing operations and supply chain management, and he has held leadership roles in an industry trade association and in a number of community organizations. He has served on Horizon’s Board of Directors since 1998 and on the Board of Directors of the Bank since 1996. Mr. Swinehart has an M.B.A. and qualifies as an audit committee financial expert under SEC rules.

Mr. Swinehart’s extensive knowledge and experience in manufacturing, supply chain management, finance and accounting has provided considerable strength to Horizon’s Board of Directors. Mr. Swinehart’s management experience in a large and complex organization has provided Horizon with important professional contacts and insight into managing larger organizations. In addition, Mr. Swinehart has attended outside director continuing education and has shared his educational experience with the other board members.

Audit Committee

Audit Committee members serve one-year terms and are appointed at the Annual Meeting of Directors, typically in May of each year. The Audit Committee members for 2014/2015 are Mr. Gillispie, who serves as Chairperson, Mr. Dworkin, Mr. Middleton and Mr. Swinehart. The Audit Committee met four times in 2014. The purpose of the Audit Committee is to assist the Boards of Directors of Horizon and the Bank in fulfilling their statutory and fiduciary responsibilities with respect to examinations of Horizon, the Bank and their affiliates and the monitoring of accounting, auditing and financial reporting practices. The Audit Committee reviews the internal audit procedures of Horizon and the Bank and recommends to the Boards of Directors the engagement of outside and internal auditing firms.

Horizon’s Board of Directors has determined that directors Charley E. Gillispie and Robert E. Swinehart qualify as “audit committee financial experts” as defined by the SEC rules. Mr. Gillispie has a Bachelor of Business Administration degree and an M.B.A. in accounting, and is a registered certified public accountant and has seventeen years of public accounting experience. Mr. Swinehart has an M.B.A. and his experience includes serving with companies in the positions of controller, president and chief operating officer and having responsibility for financial reporting and analysis.

All of the members of the Audit Committee, including Mr. Gillispie, qualify as independent directors as defined by the SEC rules and NASDAQ listing standards.

The Board of Directors adopted a written charter for the Audit Committee in 2001. The charter was most recently revised in November 2014, and is posted on our website at www.horizonbank.com in the section headed “About Us—Investor Relations” under the caption “Corporate Governance.”

Horizon Bancorp

Section 16(A) Beneficial Ownership Reporting Compliance

Executive officers and directors of Horizon and owners of more than 10% of Horizon’s common shares are required to file reports of their ownership and changes in their ownership of common shares with the SEC. Copies of these reports also must be furnished to Horizon. Based solely upon a review of copies furnished to Horizon through the date of this Form 10-K or written representations that no reports were required, Horizon believes that its executive officers, directors and 10% shareholders complied with the 2014 filing requirements.

Horizon’s Executive Officers

The information relating to Horizon’s executive officers required by this item is included in Part I of this Form 10-K under “Special Item: Executive Officers of Registrant” and is incorporated into this item by reference.

Horizon’s Code of Ethics

Horizon’s “Code of Ethics for Officers and Directors” applies to its directors, Chief Executive Officer and Chief Financial Officer. The code is available on Horizon’s website at http://www.horizonbank.com/ in the section headed “Investor Relations” under the caption “Corporate Governance.” Horizon’s Code of Ethics for Officers and Directors supplements the Horizon Bancorp and Horizon Bank, N.A. Advisor Code of Conduct and Ethics applicable to all employees, including officers.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

Compensation Committee members serve one-year terms and are appointed at the Annual Meeting of Directors, typically in May of each year. The members of the Compensation Committee for 2014/2015 are Mr. Hopp, who serves as Chairperson, and Ms. Aaron, Mr. Pairitz and Mr. Swinehart. All of the members of the Compensation Committee qualify as independent directors under the NASDAQ rules. The Compensation Committee met five times in 2014. The Committee reviews salary and employee benefit issues relating to employees and directors of Horizon, the Bank and their affiliates. The Compensation Committee has adopted a charter, which was amended on September 16, 2014, and which is posted on our website at www.horizonbank.com in the section headed “About Us—Investor Relations” under the caption “Corporate Governance.”

Compensation Committee Interlocks and Insider Participation

All of the members of the Compensation Committee are independent and no member of the Compensation Committee has served as an officer or employee of Horizon, the Bank or any of our other subsidiaries. None of the members of the Compensation Committee serves as an executive officer of another entity at which one of our executive officers serves as a member of the Board of Directors. No member of the Compensation Committee has had any relationship with Horizon requiring disclosure under Item 404 of SEC Regulation S-K, which requires the disclosure of certain related person transactions.

Compensation Consultants

The Compensation Committee has the authority under its charter to retain outside consultants to provide assistance. At least every three years, the Compensation Committee engages a compensation consultant to conduct a review of executive compensation. A primary function of the consultant is to provide market data to the Committee concerning compensation of comparable companies in order to assist the Committee in determining whether Horizon’s compensation system in effect is a reasonable and appropriate means for achieving Horizon’s business objectives.

In accordance with the Compensation Committee’s authority, the Compensation Committee has engaged Frederic W. Cook & Co., Inc. (“Cook & Co.”) on a number of occasions since 2002. In December 2014, Cook & Co. reported to the Compensation Committee on the findings from its analysis of Horizon’s named executive officers’ compensation. In 2013,

Horizon Bancorp

the Compensation Committee also engaged Cook & Co. to conduct a review of executive compensation, as it previously had in 2012, 2011, 2010, 2009, 2007, 2005, 2003 and 2002. To evaluate the reasonableness of Horizon’s executive compensation, the Compensation Committee annually obtains surveys from accounting firms and other sources and augments that data with the Cook & Co. reviews, which are more extensive and include peer comparison of cash, short-term compensation and long-term compensation. Cook & Co.’s 2014, 2013, 2012, 2011, 2010 and 2009 reports provided the Compensation Committee with an updated competitive survey, and the Compensation Committee has relied primarily on these surveys in reaching its decisions in recent years on compensation and to compare the reasonableness of total compensation for the named executive officers. In addition, Cook & Co.’s 2014, 2013, 2012, 2011, 2010 and 2009 reports reviewed long-term equity compensation awards to the named executive officers in comparison with peer data and acceptable banking practices. Cook & Co. provides no other services to Horizon.

Performance Reviews

The Compensation Committee conducts an annual review of the performance of Mr. Dwight, who serves as Horizon’s President and Chief Executive Officer and as Chairman of the Board of Directors. In addition, the Compensation Committee, with input from the Chief Executive Officer, reviews the performance of Horizon’s other executive officers.

In conducting its review, the Compensation Committee considers a variety of performance factors in analyzing the compensation of each of these executive officers. These factors generally include traditional financial results, positioning Horizon for future success and enterprise risk management.

The financial services business is complex and is undergoing changes that generate uncertainties about future events. The Chief Executive Officer must provide guidance and leadership in nearly all aspects of this dynamic enterprise. In the process, however, he is not expected to work alone. The performance evaluation recognizes that programs initiated at the top level of an organization are not, and should not be expected to be, “quick fixes.” These programs are generally long-term in nature, bringing benefits to Horizon over many years. For those reasons, the Compensation Committee also focuses on the following issues in determining performance levels for the Chief Executive Officer:

•	Strategic Leadership: Strategic leadership entails development of appropriate strategies for Horizon and the ability to gain support for those strategies.

•	Enterprise Guardianship: Enterprise guardianship requires the Chief Executive Officer to set the tone in such matters as Horizon’s reputation, ethics, legal compliance, customer relations, employee relations and ensuring results.

•	Risk Management: Risk management requires the Chief Executive Officer to maintain a strong risk management culture, to provide oversight of key risks including financial reporting, reputation, asset quality, compliance with all banking rules and regulations and to assure proper maintenance of good internal controls and processes.

•	Board Relationship: Board relationship requires the Chief Executive Officer to work collaboratively with Board members and committees, communicate information in a timely manner to ensure full and informed consent about matters of corporate governance and provide complete transparency to the Board.

•	Financial Results: Financial results focus on the overall financial health of Horizon and ability to achieve financial goals.

•	Talent, Retention & Training: The Chief Executive Officer is required to recruit, attract and retain an exceptional leadership team in order to effectively run the organization today and in the future. In addition, continuous organizational learning is a key focal point for the Chief Executive Officer and ongoing training is vital to Horizon’s continued success.

In conducting the Chief Executive Officer’s performance review for 2014, the Compensation Committee obtained input from all members of the Board. A significant portion of management compensation, including that of the Chief Executive Officer and the other executive officers, is performance related.

Horizon Bancorp

Risk Management and Compensation Policies and Practices

Horizon monitors its incentive and commission based compensation plans through an incentive compensation and commission plan matrix that provides a schedule of all plans, associated risks and how the risks are mitigated. This matrix is reviewed by the Compensation Committee in a private session with Horizon’s Senior Auditor. Horizon’s incentive compensation plans minimize undue risk taking through plan design, incentive compensation caps and Compensation Committee oversight. Plan design provides the Compensation Committee with the ability to change, modify or cancel any incentive compensation plan at the Committee’s sole discretion. In addition, all material incentive compensation payouts, excluding commissions paid to mortgage loan originators, are subject to Horizon’s achievement of minimum cash flow coverage to cover dividends and fixed costs at the holding company, and individual employee performance that is satisfactory to Horizon.

The SEC’s compensation risk rules provide that if a public company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the company, then the company must provide disclosures addressing the compensation policies and practices as they relate to risk management and risk-taking incentives with respect to all employees and to disclose in their proxy statements whether a company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the company. Horizon reviewed its compensation policies and practices for all employees on December 16, 2014, including executive officers, and has determined that those policies and practices are reasonable and unlikely to have a material adverse effect on Horizon. Horizon believes that the design and oversight of its compensation plans help ensure that the plans do not encourage excessive risk taking.

Enterprise Risk Management

In conjunction with Horizon’s Enterprise Risk Management Policy, the Senior Auditor, who serves as Horizon’s senior risk officer, and other members of senior management meet annually with all business units to discuss risks related to their areas and how risks are mitigated. The risks are then classified as follows:

•	High – potential material threat to the enterprise

•	Moderate – not a material threat to the enterprise, however could impact current year’s performance

•	Low – minimal threat to the enterprise

High level risks have established metrics and are reviewed quarterly with Horizon’s Board or Board committees as discussed below.

As part of its oversight function, the Board and its committees monitor how management operates Horizon and maintains internal controls and processes. When granting authority to management, approving strategies and receiving management reports, the Board considers, among other things, the risks and vulnerabilities faced by Horizon. The Audit Committee considers risks associated with Horizon’s overall financial reporting, the disclosure process, compliance with all rules and regulations and risk control policies and procedures. At its regularly scheduled quarterly meetings, the Audit Committee meets in executive session with Plante & Moran, PLLC, which serves as Horizon’s internal auditor (the “Internal Auditor”), the Senior Auditor and Horizon’s independent registered public accounting firm. High-level risks are reviewed with the Audit Committee at each meeting.

The Board committees review high-level risks associated in the area of their responsibilities. The Asset Liability Committee reviews risks related to liquidity, interest rates, quality of the investment portfolio, operations, facilities and information security. The Loan Committee reviews risks related to credit, loan concentrations, community reinvestment and compliance with lending rules and regulations. In 2014, the Compensation Committee met one time in executive session with the Senior Auditor to review Horizon’s incentive compensation plans to be certain that employees are not incentivized to take undue risks, and the Compensation Committee anticipates that it will meet one time during 2015 to conduct a similar review. All identified high-level risks have established metrics that are reviewed by Horizon’s Board or its committees.

The matrices for the Executive Officer Bonus Plan have included “Enterprise Risk Management” as a category since 2009. For information about the Executive Officer Bonus Plan and matrices, see the discussion under the caption “Annual Performance-Based Incentive Compensation” in the “Compensation Discussion and Analysis” below.

Horizon Bancorp

Stock Ownership Guidelines

Horizon Ownership Guidelines (the “Guidelines”) require that members of the Boards of Directors of the Company and the Bank and the Company’s executive and senior officers attain and maintain a level of ownership of the Company’s common stock having a value at least equal to the following ownership thresholds specified in the Guidelines:

Participant	Ownership Thresholds
Director	3 times amount of annual retainer
Chief Executive Officer	3 times base salary
Named Executive Officers (other than Chief Executive Officer)	2 times base salary
Senior Officers	1 time base salary

Until a participant meets the Ownership Threshold, or, if after meeting the Ownership Threshold, a participant’s stock ownership falls below the Ownership Threshold due to stock price fluctuations, then the participant must retain, when acquiring additional shares of the Company’s common stock, that number of shares having a value equal to the following:

Participant	Percentage of After-Tax Profit Associated with the Acquired Shares
Director and Chief Executive Officer	75%
Named Executive Officers (other than the Chief Executive Officer) and Senior Officers	50%

Shares are considered to be owned by a participant for the purposes of the Guidelines if those shares would be deemed to be beneficially owned according to the SEC’s beneficial ownership rules applicable to determining ownership for the beneficial ownership table included annually in Horizon’s proxy statement for its shareholders’ meeting. Shares of restricted stock for which the restrictions have not yet lapsed, and vested and non-vested unexercised stock options, are not considered to be shares owned for the purposes of the Guidelines. Any exceptions or waivers to the Guidelines must be approved by the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included below. Based on that review and discussion, the Compensation Committee has recommended to Horizon’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

This Report is respectfully submitted by the Compensation Committee of Horizon’s Board of Directors:

Daniel F. Hopp, Chairperson

Peter L. Pairitz

Robert E. Swinehart

Susan D. Aaron

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The Compensation Discussion and Analysis describes and analyzes the compensation of Horizon’s named executive officers. Our compensation program is designated to align executive officer compensation with Horizon’s annual and long-term performance and with the interests of our shareholders. The development of compensation programs and benefit plans for senior executives, along with specific compensation decisions for the named executive officers, is the

Horizon Bancorp

responsibility of the Compensation Committee of the Board. The Compensation Committee is assisted from time to time by an independent compensation consultant, whose duties are detailed in this Form 10-K. The Compensation Committee utilizes benchmark data obtained from industry publications and the compensation consultant to assist in determining the reasonableness of Horizon’s pay programs, the direction of Horizon’s total compensation as compared with Horizon’s performance and in making compensation decisions on named executive officers.

The Compensation Committee, with input from the Board of Directors, annually evaluates the Chief Executive Officer’s performance in comparison to corporate goals and objectives and determines and approves the Chief Executive Officer’s compensation based on achievement of those goals and objectives. The Chief Executive Officer evaluates the performance of the other named executive officers in comparison to goals and recommends to the Compensation Committee a base salary change for each named executive officer based on achievement of their goals and objectives. The Compensation Committee makes the final decision on the other named executive officers’ compensation.

Cook & Co. Compensation Reports

At least once every three years, the Compensation Committee requests Cook & Co. to prepare a report for purposes of evaluating executive compensation for Horizon’s named executive officers. The most recent Cook & Co. report was in 2014 and compared overall executive compensation against 21 companies of comparable size. The following are highlights from the 2014 Cook & Co. report:

•	On average over the prior one and three years, Horizon ranks in the median range in terms of company size and market performance, and above the median range in growth and profitability.

•	Total compensation paid for the last completed fiscal year for four of Horizon’s named executive officers is somewhat conservative relative to 3-year company performance (with one officer more directionally aligned due to the exercise of vested stock options in 2013).

•	Total compensation paid for the last completed fiscal year for Horizon’s named executive officers is directionally aligned with company profitability for that year, but appears high relative to company size, growth and total shareholder return.

•	Total compensation paid for the last completed fiscal year for Horizon’s named executive officers (excluding Mr. Rose) is somewhat conservative relative to Horizon’s three-year performance.

•	On average, total direct compensation opportunities for Horizon’s named executive officers, excluding Mr. Neff and Mr. Edwards, are positioned in the higher end of the median range of the competitive consensus. Mr. Neff’s position and Mr. Edwards’s position are above market, which can be explained by individual circumstances.

•	Total direct compensation mix is representative of median competitive practice for the CEO and for all proxy officers, excluding Mr. Neff, who is more heavily weighted towards annual bonus than the comparison companies.

•	Horizon’s long-term incentive compensation mix of fifty percent performance shares and fifty percent stock options is similar to comparison companies and broader market practice in the amount allocated to performance shares, but differs in the amount allocated to stock options and restricted stock.

In December 2012, at the Compensation Committee’s direction, Cook & Co. presented the Compensation Committee with a report prepared for the purpose of the Compensation Committee’s evaluation of potential changes to Horizon’s current incentive compensation plan. Based on that report and other input, the 2013 Omnibus Equity and Incentive Plan (the “2013 Omnibus Plan”) was prepared and subsequently adopted and approved by the shareholders at the 2014 annual meeting of shareholders.

The Compensation Committee has considered the independence of Cook & Co. in light of SEC rules and NASDAQ listing standards. In connection with this process, the Committee has reviewed, among other items, a letter from Cook & Co. dated February 21, 2014, that addresses the independence of Cook & Co. and the members of the consulting team serving the Compensation Committee, including the following factors: (i) other services provided to us by Cook & Co., (ii) fees paid by us as a percentage of Cook & Co.’s total revenue, (iii) policies or procedures of Cook & Co. that are designed to prevent conflicts of interest, (iv) any business or personal relationships between the senior advisor of the consulting team with a member of the Committee, (v) any Company stock owned by the senior advisor or any immediate family

Horizon Bancorp

member, and (vi) any business or personal relationships between our executive officers and the senior advisor. The Committee discussed these considerations and concluded that the work performed by Cook & Co. and its senior advisor involved in the engagement did not raise any conflicts of interest.

Overview of Compensation Program

The Compensation Committee sets the compensation of all named executive officers of Horizon, including that of the Chief Executive Officer. Compensation is composed of several segments, including base salary, short-term incentives and long-term incentives. The Compensation Committee compares all executive compensation, including that of the Chief Executive Officer, to the compensation paid to persons holding the same position in similar financial institutions.

In determining the 2014 compensation for the Chief Executive Officer, Chief Financial Officer and other top officers, the Compensation Committee placed its greatest reliance on the Cook & Co. 2013 report. The Compensation Committee also relied on the report to compare the reasonableness of the 2013 compensation of Horizon’s Chief Executive Officer and the other named executive officers. The Compensation Committee’s review included a study of base pay, bonus and long-term compensation. The 2013 Cook & Co. report made comparisons against the group of 21 Midwestern regional banks indicated in the list below with assets in the range of $1.391 billion to $3.176 billion. The peer group was selected by Cook & Co. and approved by the Compensation Committee.

The following list includes all peer group companies included in Cook & Co.’s 2012, 2013 or 2014 reports and indicates next to each company’s name the years in which that company was included in the reports:

•	Bank of Kentucky Financial Corp. (Crestville Hills, KY) (2012 & 2013)

•	Bank Mutual Corporation (Brown Deer, WI) (2013 & 2014)

•	BankFinancial, FSB (Burr Ridge, IL) (2012, 2013 & 2014)

•	Baylake (Sturgeon Bay, WI) (2012)

•	CFS Bancorp (Munster, IN) (2012)

•	First Defiance Financial (Defiance, OH) (2012, 2013 & 2014)

•	First Financial Corp. (Terre Haute, IN) (2012, 2013 & 2014)

•	First Mid-Illinois Bancshares, Inc. (Mattoon, IL) (2013 & 2014)

•	Firstbank (Alma, MI) (2012 & 2013)

•	German American Bancorp (Jasper, IN) (2012, 2013 & 2014)

•	Hills Bancorporation (Hills, IA) (2013 & 2014)

•	Independent Bank Corporation (Ionia, MI) (2014)

•	Isabella Bank (Mount Pleasant, NY) (2012, 2013 & 2014)

•	Lakeland Financial (Warsaw, IN) (2012, 2013 & 2014)

•	LNB Bancorp (Lorain, OH) (2012 & 2013)

•	Macatawa Bank (Holland, MI) (2012, 2013 & 2014)

•	MainSource Financial (Greensburg, IN) (2012, 2013 & 2014)

•	MBT Financial (Monroe, MI) (2012)

•	Mercantile Bank (Grand Rapids, MI) (2012, 2013 & 2014)

•	MidWestOne Financial (Iowa City, IA) (2012, 2013 & 2014)

•	MutualFirst Financial (Muncie, IN) (2012, 2013 & 2014)

•	Peoples Bancorp (Marietta, OH) (2013 & 2014)

Horizon Bancorp

•	QCR Holdings (Moline, IL) (2012, 2013 & 2014)

•	Stock Yards Bancorp (Louisville, KY) (2012, 2013 & 2014)

•	United Community Financial Corp. (Youngstown, OH) (2014)

•	Waterstone Financial (Wauwatosa, WI) (2014)

•	West Bancorporation (West Des Moines, IA) (2012, 2013 & 2014)

The Compensation Committee intends to continue to employ an independent, third-party consultant to review executive compensation, including long-term benefits, at least every three years.

The following discussion of compensation focuses on the compensation of the five executive officers who are named in the Summary Compensation Table below because of their positions and levels of compensation. The named executive officers and their positions with Horizon and the Bank are as follows:

Name	Position
Craig M. Dwight	Chief Executive Officer, President and Chairman of Horizon; Chairman and Chief Executive Officer of the Bank

Mark E. Secor	Executive Vice President and Chief Financial Officer of Horizon and the Bank

Thomas H. Edwards	Executive Vice President of Horizon; President and Chief Credit Officer of the Bank

James D. Neff	Secretary of Horizon; Executive Vice President – Mortgage Banking of the Bank

David G. Rose	Executive Vice President of Horizon and Senior Retail Banking Officer of the Bank

Annual Advisory Vote on Executive Compensation

At the 2014 Annual Meeting, Horizon provided shareholders with a separate, advisory shareholder “say-on-pay” vote to approve the compensation of the named executive officers. At that meeting, 98% of the common shares that were voted on the proposal were voted in favor of Horizon’s compensation of those executive officers. Following that vote, the Board of Directors considered whether any changes should be implemented in connection with our compensation policies and decisions. The Board believes that the high percentage of shares voting in support of the say-on-pay proposal indicated that shareholders approve the work of Horizon’s Compensation Committee and that shareholders consider Horizon’s executive compensation programs to be aligned with shareholders’ interests. Given the significant shareholder support, the Board and Compensation Committee concluded that Horizon’s executive compensation is aligned with shareholders’ interests and, therefore, no additional action was taken in response to the outcome of the advisory vote on executive compensation. At the 2015 Annual Meeting, shareholders again will have the opportunity to vote, in an advisory capacity, on Horizon’s named executive officer compensation.

At the 2012 Annual Meeting, shareholders voted in an advisory vote to recommend the frequency at which Horizon should present shareholders with the opportunity to participate in an advisory say-on-pay vote on Horizon’s executive compensation. Horizon’s Board of Directors recommended an annual vote. Shareholders voted on whether the say-on-pay votes should be held every one, two or three years. Of the common shares voted in 2012 on that frequency proposal, 95.6% of those common shares were voted in favor of holding future say-on-pay votes on an annual basis. In light of that result and other factors that the Board has considered, Horizon holds say-on-pay votes on an annual basis. The next advisory vote on the frequency of say-on-pay votes is required to occur no later than at Horizon’s 2018 Annual Meeting of Shareholders.

Horizon Bancorp

Compensation Risk

As discussed above under the caption “Risk Management and Compensation Policies and Practices,” Horizon’s Senior Auditor, who serves as the senior risk officer, meets with the Board of Directors and the Audit and Compensation Committees to review Horizon’s compensation and other risks and to address how to mitigate and monitor such risks.

Our long-term business objectives require that we increase revenues year-over-year, maintain profitability in each year, increase market share and demonstrate sound enterprise risk management. We believe that if we are successful in achieving these objectives, the results will inure to the financial benefit of our shareholders. Accordingly, we have designed our executive compensation program to reward our executives for achieving annual and long-term financial and business results that meet these objectives. Specifically, the amount of incentive compensation received by our executive officers is directly related to Horizon’s and to an individual executive’s performance results. We recognize that the pursuit of these objectives may lead to behaviors that focus executives on their individual enrichment rather than Horizon’s long-term welfare and if this were to occur, it could weaken the link between pay and performance and result in less of a correlation between the compensation delivered to our executives and the return realized by our shareholders. Accordingly, we have designed our executive compensation program to limit and mitigate these possibilities and ensure that our compensation practices and decisions are consistent with Horizon’s risk profile.

The Compensation Committee has had in place since 2003 certain rules that provide it with considerable latitude in determining whether or not bonuses should be paid. The Compensation Committee believes these rules protect the shareholders and help mitigate the possibility that executive officers will take any undue risks. The rules are as follows:

•	The Compensation Committee may unilaterally amend, modify or cancel the plans at any time at its sole discretion.

•	Named executive officer bonuses will only be paid if Horizon achieves a minimum net income level that is more than sufficient to cover fixed costs and dividends at the holding company level. This minimum net income level supports the concept that the shareholders are paid first and ahead of executive officer bonuses.

•	Executive officers will be paid bonuses only if they are in good standing with Horizon and are not under a performance warning, suspension or individual regulatory sanction.

•	The Compensation Committee or its designee is to review and approve all executive officer bonuses prior to payment.

•	Bonuses are subject to receipt of an unqualified opinion by Horizon’s independent accountants on its most current year-end financial statements.

•	The Bank has a policy that allows it to “claw back” incentive compensation as discussed below under the heading “Recovery of Incentive Compensation under the Dodd-Frank Act.”

Overview of Compensation Elements and Mix

Horizon’s compensation plan for the Chief Executive Officer and other named executive officers includes the following elements:

•	Salary

•	Annual performance-based incentive compensation

•	Long-term equity and/or cash incentive compensation

•	Stock awards

•	Retirement and other benefits

•	Perquisites and other personal benefits

Horizon Bancorp

To encourage appropriate decision-making and facilitate the alignment of the interests of our executives with those of Horizon and its shareholders, our executive compensation program includes “at risk” compensation, as discussed below in the “Detailed Discussion of Compensation Elements.” We believe that the allocation of at risk compensation for annual cash incentives is reasonable for Horizon given our business objectives and is comparable to that of our peer group.

When setting the total compensation for each named executive officer, the Compensation Committee reviews tally sheets indicating the historical amounts paid for each of the elements listed above. Although the Compensation Committee reviewed tally sheets, it did not take any specific action based on that review.

Base Salary

Base salary is the only fixed element of compensation that we provide to our executives and, as described below, is designed to provide a reasonable level of predictable income commensurate with a named executive officer’s responsibilities, experience and demonstrated performance and to be competitive with the levels of compensation paid by our peers. Our incentive compensation arrangements are intended to reward performance if, and only to the extent that, Horizon and our shareholders also benefit financially from the officers’ stewardship. Based on Cook & Co.’s 2013 report, Horizon’s 2014 base compensation for Mr. Neff, Mr. Edwards, Mr. Rose and Mr. Secor were $268,572, $284,561, $202,000, $236,000, and base compensation for Mr. Dwight was $429,525.

Annual Incentive Compensation

The annual incentive component of our executive compensation program involves cash-based plan awards that are payable if, and only to the extent that, pre-established corporate financial and individual performance objectives are achieved. We believe that the design of our Executive Officer Bonus Plan furthers our long-term business plan and ensures that the interests of our executives have been aligned with the interests of our shareholders:

•	Bonus payouts are not based solely on corporate performance, but also require achievement of one or more individual performance objectives;

•	The corporate financial performance objectives are consistent with the corporate financial performance objectives required under Horizon’s long-term incentive compensation plan;

•	Bonus payouts are based on short-term and long-term corporate and individual performance metrics;

•	Actual performance results for the corporate financial and individual performance objectives, while separately evaluated, are aggregated for purposes of determining the amount of bonus payouts;

•	Amounts payable are subject to recovery by Horizon in the event that they were paid based on financial statements or other criteria that are later proven to be materially inaccurate; and

•	Horizon’s Executive Officer Bonus Plan provides additional shareholder protection by providing that bonuses are paid only if Horizon achieves a certain minimum earnings threshold, and the executive officer is in good standing with Horizon and is not under any individual regulatory sanction.

In addition, the Compensation Committee has not paid discretionary bonuses to the named executive officers at any time during the past five years and does not presently intend to pay discretionary bonuses in the event that the actual performance results for the corporate financial and individual performance objectives do not meet or exceed the threshold level for payout under the Executive Officer Bonus Plan.

Long-Term Incentive Compensation

As discussed in detail below, the long-term incentive component of our executive compensation program has consisted of grants of stock options and restricted stock and other awards pursuant to the 2003 Omnibus Equity Incentive Plan (the “2003 Omnibus Plan”), and awards under the 2013 Omnibus Plan. Grants of stock options and restricted stock are subject to vesting requirements. We set the amount of these awards relative to the overall value of our long-term compensation program that we believe is appropriate for accomplishing these purposes, while still providing our executives with the incentive to focus their efforts on earning their long-term incentive awards. Allocating a significant portion of each executive’s long-term equity compensation to restricted stock rather than stock options helps to reduce the likelihood

Horizon Bancorp

that the options will create an incentive for the executives to engage in risky behavior that would drive up the price of our Common Shares and maximize exercise proceeds. We believe that the attributes of these awards and our compensation plans further our long-term business plan and ensure that the interests of our executives have been aligned with the interests of our shareholders.

Detailed Discussion of Compensation Elements

Base Salary

Salaries of all executive officers, including the Chief Executive Officer, are governed by Horizon’s formal salary administration program, which is updated each year. The salary administration program involves consideration of an executive officer’s position and responsibility and performance as determined in the detailed annual performance reviews discussed above.

Horizon and the Bank entered into employment agreements with Mr. Dwight on December 1, 2006, with Mr. Edwards on July 16, 2007, and with Mr. Neff on December 14, 2011. The agreements provide that Messrs. Dwight, Edwards and Neff will continue to receive an annual base salary equal to the amount being paid to each of them on the date of their agreements, subject to adjustment based on the annual review of Horizon’s Board of Directors or the Compensation Committee of the Board of Directors. However, the employment agreements provide that the adjusted base salary amount may not be less than each of the executive’s base salary on the date of the agreement, which base salary amount was $280,000 for Mr. Dwight, $179,220 for Mr. Edwards and $245,193 for Mr. Neff. The agreements replaced the change-of-control agreements that the Bank had entered into with Messrs. Dwight and Edwards on October 7, 1999 and with Mr. Neff on October 18, 1999. Other provisions of the agreements are discussed below following the Summary Compensation Table and in the discussion of Potential Payments Upon Termination or Change in Control.

The Compensation Committee compares the salary of each executive officer to those salaries being paid to executive officers in similar positions in organizations of comparable size in the Midwest. Salary ranges are then computed from that data for each Horizon executive officer position. Salary increases are calculated based on individual performance rating, where the executive officer’s base salary falls within his respective salary range, benchmark data, total compensation in comparison to peer, compensation mix and Horizon’s salary matrix. According to the 2014 and 2013 Cook Reports, which are the most recent reports that have been prepared:

•	Horizon’s base salaries were generally competitive and not subject to performance risk;

•	Horizon’s incentive plans were appropriately weighted between short-term and long-term performance and cash and equity compensation;

•	There was a strong linkage between Horizon’s executive pay and Horizon’s performance;

•	Horizon’s compensation peer group and benchmarking methodology were appropriate;

•	There was no significant pay disparity among top executives, except with respect to Mr. Neff;

•	Horizon’s severance and/or change-in-control provisions were reasonable; and

•	Horizon’s special benefits and perquisites were minimal.

Cook & Co.’s 2014 report reported that the average and highest base cash compensation for a Chief Executive Officer were $448,000 and $803,000, respectively. For Mr. Dwight’s services as Chief Executive Officer and President, he was paid a base salary in 2014 of $429,525, which represented a 3.8% increase over his 2013 salary of $414,000.

The salary increases for 2014 for the other named executive officers ranged from 2.7% to 5.2%. Mr. Secor’s salary was increased to $236,000 from $225,213 (4.8%); Mr. Edwards’ salary was increased to $284,561 from $274,938 (3.5%); Mr. Neff’s salary was increased to $268,572 from $261,384 (2.7%); and Mr. Rose’s salary was increased to $202,000 from $191,938 (5.2%). The salary increases were based on the Committee’s in depth review of Cook & Co.’s 2013 compensation reports in conjunction with Horizon’s standard salary administration program as outlined above, pursuant to which the Compensation Committee takes into consideration the individual performance rating, where the executive officer’s base salary falls within their respective salary range, benchmark data, total compensation in comparison to peer, compensation mix and Horizon’s salary matrix. The salary matrix takes into account both the performance review rating and the employee’s current salary, with respect to the salary range, in determining the percentage increase.

Horizon Bancorp

Annual Performance-Based Incentive Compensation

After consultations with compensation consultant Cook & Co. in 2003, the Compensation Committee of the Board of Directors of Horizon adopted an Executive Officer Bonus Plan. The Bonus Plan permits executive officers to earn, as a cash bonus, a percentage of their salary based on the achievement of corporate and individual goals in the relevant year. Four of the named executive officers, Messrs. Dwight, Edwards, Secor and Rose, currently participate in the Bonus Plan. Participants in the Bonus Plan are not eligible to participate in any other short-term cash incentive plan offered by Horizon.

To receive a bonus under the Bonus Plan, the executive officer must be employed by Horizon or one of its subsidiaries on the date the annual bonus payment is made and must be in good standing with Horizon. The Compensation Committee may adjust or amend the Bonus Plan at any time in its sole discretion. All executive officers’ bonuses are subject to final approval by the Compensation Committee or its designee, and bonus payments are subject to Horizon’s receipt from its independent accountants of an unqualified audit opinion on Horizon’s most current year-end financial statements. Mr. Dwight’s, Mr. Edwards’ and Mr. Neff’s bonuses are paid in accordance with their employment agreements, which provide that they may participate in all incentive compensation plans and programs generally available to executive officers.

As approved by the Compensation Committee, Horizon’s bonus matrices for executive officers are divided into short-term and long-term metrics with total bonus opportunities weighted fifty percent each. Short-term metrics place heavier weight on financial outcome in order to align bonus payouts with shareholders’ interests for the given year. Long-term metrics place heavier weight on positioning Horizon for future success and enterprise risk management to align with shareholders’ long-term interests. Bonus calculations for financial outcomes are based on quantifiable targets and, for non-financial targets, on observations by Horizon’s Chief Executive Officer, the Compensation Committee and the Board of Directors in comparison to Horizon’s strategic plan.

The weightings for Horizon’s 2014 bonus matrix for each individual participant are as follows:

Named Executive Officer & Category	Short-Term Metric Weighting	Long-Term Metric Weighting
Chief Executive Officer
Financial Outcome of Horizon (Net Income & Efficiency)	70%
Positioning Horizon for Future Success		70%
Enterprise Risk Management	30%	30%
Chief Operating Officer and Chief Credit Officer
Financial Outcome of Horizon (Net Income, Efficiency, Business Unit Income & Asset Quality)	60%
Financial Outcomes for Areas of Direct Responsibility	20%	30%
Positioning Horizon for Future Success
Enterprise Risk Management	20%	70%
Executive Vice President and Chief Financial Officer
Financial Outcome of Horizon (Net Income & Efficiency)	60%
Positioning Horizon for Future Success		20%
Enterprise Risk Management	40%	60%
Project Management		20%
Executive Vice President, Mortgage Banking
Financial Outcome of Horizon Financial Outcomes for Areas of Direct Responsibility	70%
Enterprise Risk Management	30%
Executive Vice President and Senior Retail Banking Officer
Financial Outcomes of Horizon (Net Income, Efficiency, Regional Income, Core Deposits & Asset Quality)	20%
Financial Outcomes for Areas of Direct Responsibility	65%
Enterprise Risk Management	15%	60%
Position Company for Long Term Success		40%

Horizon Bancorp

Horizon’s 2015 bonus matrices for each named executive officer will follow substantially the same categories and metric weightings as above, subject to approval by the Compensation Committee and Board of Directors.

The Compensation Committee established a minimum earnings target for Horizon to achieve before any bonuses would be paid out under the Bonus Plan for 2014. The minimum earnings target is tied to earnings available to pay dividends and fixed costs at the holding company. In 2014, the minimum earnings threshold was $9.177 million. If Horizon’s net income for 2014 was below $9.177 million, no bonuses would be paid to any executive officer. The Compensation Committee also approved a target bonus matrix for each executive officer to be used to calculate the executive officer’s bonus (if any) for the year (assuming that the minimum earnings target has been met). The matrix for each executive officer specified the performance measures applicable to the executive officer, the targets for each performance measure and the weight to be assigned to each performance measure in calculating the bonus if the specified target levels are achieved.

The Compensation Committee sets the target awards to be challenging, but reasonably attainable. The maximum earnings goal was approximately $1.50 million above the targets of $18.0 million for 2014 and $18.50 million for 2013, and the maximum efficiency ratio was approximately 300 basis points better than the target of 68% for each year. In 2014, the minimum earnings amount for payout was achieved, and all the participants were in good standing with Horizon. Any participant not in good standing with Horizon would not be eligible for incentive compensation.

The other non-financial measurements include the following: enterprise risk management, compliance with rules, regulations and good internal controls; positioning Horizon for long-term growth; organizational development, retention and attraction of good talent; and project management. The weightings for each measurement vary dependent upon the overall responsibilities and primary goals of each executive officer. Non-financial results are compared with Horizon’s strategic plan and scored based on the observations of the Chief Executive Officer, Compensation Committee and the Board of Directors. Scores range from meets, exceeds, or far exceeds expectations.

For 2014, the named executive officers who participated in the Bonus Plan could have earned as a maximum bonus the following percentages of their base salaries: Mr. Dwight, 54%; Mr. Secor, 50%; Mr. Edwards, 55%; and Mr. Rose, 50%. Each named executive officer had as a short-term performance goal the achievement of a specified level of financial outcomes for the year, with the weighting of such goals for 2014 being 70% for Mr. Dwight; 60% for Mr. Secor; 80% for Mr. Edwards; and 85% for Mr. Rose. The financial outcome targets focused primarily on Horizon’s earnings, efficiency improvements or business unit outcomes. The short-term performance goals for each executive officer also included one non-financial metric for enterprise risk management. Long-term performance goals for each executive officer were for enterprise risk management, positioning Horizon for long-term success or project management.

In order to earn a bonus award, the Bonus Plan’s participants were required to achieve an aggregate weighted score of 80% or higher in 2014. If the participant achieved the goals for all categories, his aggregate weighted score would be 100%. In 2014, Mr. Dwight, Mr. Secor, Mr. Edwards and Mr. Rose all exceeded 80% in weighted average scores for both short- and long-term goals and earned a bonus award.

In considering Mr. Dwight’s bonus, the Compensation Committee used established short- and long-term goals for 2014 and compared actual results with goals. The goals compared Horizon’s net income compared to plan, Horizon’s efficiency ratio compared to plan, enterprise risk management, compliance with all rules, laws, regulations, audit standards, reputation of Horizon, positioning Horizon for future growth and expansion, and organizational development including retention and attraction of good talent, efficiency improvement and continuous learning.

The amounts of the bonuses actually paid each year under the Bonus Plan are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table included below in this Form 10-K. The payouts that Messrs. Dwight, Secor, Edwards and Rose had an opportunity to earn under the Bonus Plan for 2014 are presented below in the Grants of Plan-Based Awards table.

The Compensation Committee has reviewed the Bonus Plan for 2014, and based on that review, the Compensation Committee has concluded that the plans, as designed for 2014, aligned the interests of the senior executive officers with those of the shareholders and that the plan designs provided several features to mitigate the senior executive officers from taking undue risk that may threaten the enterprise.

Horizon Bancorp

Mr. Neff does not participate in the Bonus Plan. The Compensation Committee, however, has a formula pursuant to which it has awarded Mr. Neff an incentive bonus equal to a percentage of his salary if the Mortgage Warehousing Division of the Bank meets or exceeds certain Return on Equity (“ROE”) goals for the year. The ROE goals and bonus percentage amounts are as follows: 12% ROE: 25%; 15% ROE: 40%; and 20% ROE or above: 50%. If the Mortgage Warehousing Division ROE exceeds the 20% ROE target for a year, Mr. Neff receives an additional bonus equal to 15% of the dollar amount of the net income that exceeds the amount necessary to reach the 20% ROE target. In addition, Mr. Neff’s bonus award takes into consideration results under a performance score card for retail mortgage loan income before tax, asset quality as measured in net charge-offs and losses incurred on mortgage loan repurchases for loans under his supervision, and overall enterprise risk management. Mr. Neff’s weighted average score for his score card was 110%, which equated to an 110% payout against his earned warehouse bonus amount. The amount of the bonus Mr. Neff received for 2014 is reported in the Summary Compensation Table.

Long-Term Incentive Program

In 2002, Horizon engaged compensation consultant Cook & Co. to review Horizon’s compensation of its top officers and outside directors. Cook & Co. recommended that Horizon adopt an omnibus stock plan for the purpose of attracting and retaining key employees. The shareholders approved the 2003 Omnibus Plan at the Annual Meeting held on May 8, 2003, and approved amendments at the 2010 Annual Meeting, including an increase in the number of common shares available for awards. The 2003 Omnibus Plan expired on January 31, 2013, and no additional shares may be granted under the 2003 Omnibus Plan.

At the 2014 Annual Meeting, shareholders approved the 2013 Omnibus Plan, which replaced the 2003 Omnibus Plan and became effective for a ten-year term beginning February 1, 2013. The 2013 Omnibus Plan authorizes the issuance of up to 691,700 common shares.

The 2013 Omnibus Plan was designed to satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, which generally denies a corporate-level income tax deduction for annual compensation in excess of $1,000,000 paid to the chief executive officer and the four other most highly compensated officers of a public company. Certain types of compensation, including “performance-based compensation,” which meet the requirements of Internal Revenue Code Section 162(m), are generally excluded from this deduction limit.

The Compensation Committee administers the 2013 Omnibus Plan and may grant the following types of awards:

•	Incentive stock options

•	Nonqualified stock options

•	Stock appreciation rights

•	Restricted stock

•	Performance units

•	Performance shares

•	Any combination of the above

Horizon’s long-term incentive program has been based on the grant of stock options and restricted stock. Stock options and restricted stock are granted to encourage and facilitate personal stock ownership by executive officers and thus strengthen their personal commitment to Horizon and to provide them with a longer-term perspective in their managerial responsibilities. This component of an executive officer’s compensation directly aligns the officer’s interests with those of Horizon’s shareholders. Horizon also recognizes that stock options are a necessary element of a competitive compensation program. The program utilizes vesting periods to encourage key employees to continue in the employ of Horizon and thereby acts as a retention device for key employees.

With respect to stock ownership, as discussed above, all of the named executive officers must comply with the Guidelines adopted by the Board of Directors. The Chief Executive Officer must maintain ownership of Common Shares having a value equal to at least three times his base salary, and each of the other named executive officers must maintain ownership of Common Shares having a value equal to at least twice his base salary. For additional details about the Guidelines, see the “Stock Ownership Guidelines” section above.

Horizon Bancorp

In determining a reasonable level of long-term compensation to be granted executive officers, the Compensation Committee considers data it deems relevant, including the data in the independent reports prepared by Cook & Co., and other peer data.

The stock options that were granted to executive officers are service based and vest in equal annual installments over a three- or five-year period, and awards of restricted stock vest on the fourth or fifth anniversary of the date of grant if the executive officer remains employed by Horizon, the Bank or any of their affiliates.

Qualified Retirement Plans

Horizon maintains two tax-qualified retirement plans, an Employee Stock Ownership Plan (the “ESOP”) and an Employees’ Thrift Plan (the “Thrift Plan”). Nearly all Horizon employees are eligible to participate in the ESOP. Horizon’s Board of Directors, in its discretion, determines Horizon’s contributions to the ESOP. The contributions may be made in the form of cash or shares of common stock. Shares are allocated among participants each December 31 on the basis of each participant’s eligible compensation to total eligible compensation (a maximum of $255,000 per participant). Dividends on shares held by the plan, at the discretion of each participant, are either distributed to the participant or retained in the plan for the purchase of additional shares.

The Thrift Plan is a 401(k) plan in which all employees with the requisite hours of service are eligible to participate. The Thrift Plan permits voluntary employee contributions, and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Voluntary employee contributions are vested at all times, and Horizon’s discretionary contributions vest over a six-year period. Participants are eligible to receive matching contributions once they have attained age 21 and completed one year of service. Horizon, at its discretion, provides for matching contributions as follows: 100% for the first 2% of a participant’s deferral contribution and 50% for each additional percentage deferred up to a total deferral of 6% (a maximum of 4% matching contribution).

Post-Termination Compensation and Benefits

The employment agreements with Messrs. Dwight, Edwards and Neff provide for the payment of compensation upon a change in control. Mr. Secor is a party to a change-in-control agreement with the Bank. Mr. Neff also was a party to a separate change-in-control agreement with the Bank until December 14, 2011, when he entered into an employment agreement with Horizon and the Bank. Mr. Rose is not a party to either an employment or a change-in-control agreement. The agreements with the named executive officers are discussed in more detail below following the Summary Compensation Table and in the discussion of Potential Payments Upon Termination or Change in Control.

The Horizon Bancorp Supplemental Executive Retirement Plan (the “Frozen SERP”), a nonqualified deferred compensation plan, was originally effective January 1, 1993, and was frozen effective December 31, 2004. The Frozen SERP provides certain management or highly compensated employees of Horizon and its affiliates with supplemental retirement benefits to help recompense those employees for benefits reduced under the Thrift Plan due to benefit limits imposed by the Internal Revenue Code and to permit the deferral of additional compensation. The Frozen SERP is an unfunded arrangement designed and administered to comply with Title I of the Employee Retirement Income Security Act of 1974 and to be exempt from the requirements of Internal Revenue Code Section 409A. The Frozen SERP is administered by the Compensation Committee. Prior to January 1, 2005, a participant in the Frozen SERP could elect each year to defer a percentage of the participant’s total cash compensation. Each year, the Compensation Committee, in its discretion, could elect to have Horizon match the amounts deferred by each participant under the Frozen SERP up to a maximum match of $25,000. The Compensation Committee could also make supplemental contributions in any amount determined by the Compensation Committee in its discretion.

Interest is credited on a participant’s deferred account balance in the Frozen SERP at the five-year U.S. Treasury Bond rate published in the Wall Street Journal and in effect as of the first business day of each calendar month, plus 200 basis points, but not to exceed 120% of the Applicable Federal Long-Term Rate for monthly compounding. Amounts deferred by participants vest immediately. The Compensation Committee can require forfeiture of matching and supplemental contributions if the participant has not completed the number of years of service specified by the Compensation

Horizon Bancorp

Committee, except when the participant dies while still employed, is determined to be disabled or retires after reaching age sixty-five. Participants or their designated beneficiaries will begin to receive payments under the Frozen SERP within thirty days after the participant’s separation from service. Participants may elect lump sum or installment payments, or a combination of the two, subject to the provisions of the Frozen SERP. No additional amounts, except earnings, accrued to the named executive officers under the Frozen SERP for 2014.

Horizon adopted the Horizon Bancorp 2005 Supplemental Executive Retirement Plan (the “2005 SERP”) to replace the Frozen SERP effective January 1, 2005. As with its predecessor, the 2005 SERP provides certain management or highly compensated employees of Horizon Bancorp and its affiliates with supplemental retirement benefits to help recompense those employees for benefits reduced under the Thrift Plan due to benefit limits imposed by the Internal Revenue Code and to permit the deferral of additional compensation. The 2005 SERP is also an unfunded arrangement designed and administered to comply with Title I of the Employee Retirement Income Security Act of 1974 and Internal Revenue Code Section 409A, and the 2005 SERP is administered by the Compensation Committee. A participant in the 2005 SERP may elect to defer a percentage of the participant’s total cash compensation each year. The 2005 SERP maximum deferral percentage is limited to 25%.

Each year, the Compensation Committee, in its discretion, may elect to have Horizon match the amounts deferred by each participant under the 2005 SERP up to a maximum match of $25,000. The Compensation Committee may change the match limit prior to the beginning of any year. The Compensation Committee may also make supplemental contributions in any amount it determines in its discretion.

Interest is credited on a participant’s deferred account balance in the 2005 SERP at the five-year U.S. Treasury Bond rate published in the Wall Street Journal and in effect as of the first business day of each calendar month, plus 200 basis points, but not to exceed 120% of the Applicable Federal Long-Term Rate for monthly compounding. Amounts deferred by participants vest immediately. The Compensation Committee may require forfeiture of matching and supplemental contributions if the participant has not completed the number of years of service specified by the Compensation Committee, except when the participant dies while still employed, is determined to be disabled or retires after reaching age sixty-five. Participants may specify the date or event upon which they or their designated beneficiaries will begin to receive payment under the 2005 SERP and may elect lump sum or installment payments, or a combination of the two, subject to the provisions of the 2005 SERP.

In December 2009, the Board of Directors approved a second SERP investment alternative in the form of Horizon Common Shares. SERP Participants may change their investment election option once a year.

Horizon’s contributions allocated to the named executive officers under the 2005 SERP are included in the All Other Compensation column of the Summary Compensation Table appearing below.

Perquisites and Other Personal Benefits

Horizon provides minimal perquisites and other personal benefits to its executive officers. Messrs. Dwight, Edwards and Rose are provided with country club memberships, and Messrs. Edwards and Rose are provided with cellular telephone service. The cost of the memberships and/or telephone service is less than $10,000 per executive officer. No other perquisites or personal benefits are provided to executive officers.

Recovery of Incentive Compensation under the Dodd-Frank Act

Under the Dodd-Frank Act, companies listed on a national securities exchange must adopt a policy providing for the recovery of incentive-based compensation in the event of an accounting restatement based on erroneous data. Under such a policy, compensation would be recovered, or “clawed back,” from any current or former executive officer of the company who received the incentive-based compensation during the three years preceding the date on which the company is required to prepare the restatement. The amount to be recovered would be the excess of the amount that would have been paid to the executive officer under the restatement. Horizon Bank, N.A. adopted a “claw back” policy in 2009, which covers each exempt employee with the title of Vice President or above or who is a commission-based employee. This policy will be revised as necessary and appropriate in the future if and when the SEC and NASDAQ adopt compensation claw back rules to implement the Dodd-Frank Act requirements.

Horizon Bancorp

EXECUTIVE COMPENSATION TABLES

The following tables provide information on the 2014 compensation for Horizon’s Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers of Horizon and the Bank. These five individuals are referred to as the “named executive officers.”

Summary Compensation Table for 2014

The table below provides information with respect to the total compensation earned by or paid to the named executive officers for 2014.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)
Craig M. Dwight	2014	429,525	N/A	90,000	90,000	178,253	44,200	(6)	831,978
President and Chief	2013	414,000	N/A	—	—	171,810	43,326		629,136
Executive Officer	2012	400,000	N/A	45,000	45,000	176,000	43,327		709,327
Mark E. Secor	2014	236,000	N/A	53,750	53,750	76,700	33,722	(7)	453,922
Chief Financial Officer	2013	225,213	N/A	—	—	61,934	29,623		316,770
	2012	215,000	N/A	53,750	—	91,375	25,362		385,487
Thomas H. Edwards	2014	284,561	N/A	66,250	66,250	113,824	36,385	(8)	567,270
Executive Vice President	2013	274,938	N/A	—	—	89,355	34,714		399,007
	2012	265,000	N/A	66,250	—	79,500	36,023		446,773
James. D. Neff	2014	268,572	N/A	62,984	62,984	177,793	34,390	(9)	606,723
Secretary	2013	261,384	N/A	—	—	160,000	35,509		456,893
	2012	251,936	N/A	62,984	—	220,000	38,604		573,524
David G. Rose	2014	202,000	N/A	27,750	27,750	65,650	38,879	(10)	362,029
Executive Vice President	2013	191,938	N/A	—	—	52,783	29,562		274,283
	2012	185,000	N/A	27,750	—	47,406	27,718		287,874

1.	Includes salary amounts paid and salary amounts deferred by the individual named pursuant to Horizon’s Thrift Plan and Supplemental Executive Retirement Plan (“SERP”).
2.	The amount reflects the dollar amount paid under Horizon’s holiday bonus plan, which is available to all employees with the exception of specified executive officers, including Messrs. Dwight, Secor, Edwards, Neff and Rose. Messrs. Dwight, Edwards, Secor and Rose are eligible to receive annual bonuses under the Executive Officer Bonus Plan, and if such bonuses are received for a given year, the SEC rules provide that they are to be reported in the Non-Equity Incentive Plan Compensation column of this table.
3.	The amounts in this column reflect the aggregate grant date fair value of option awards during the last three fiscal years in accordance with FASB ASC Topic 718. For a discussion on the assumptions used in the calculation of the option awards reported in this column, please see note 21 of the Notes to Consolidated Financial Statements in Horizon’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Awards shown in 2014 include awards granted in 2013 for award made under the 2013 Omnibus Plan prior to shareholder approval.
4.	Messrs. Dwight, Edwards, Secor and Rose received payments under Horizon’s Executive Officer Bonus Plan. The bonus amount for Mr. Neff represents a bonus he receives based on the net profit of the Mortgage Warehouse division. (For more information about the Bonus Plan and for Mr. Neff’s bonus arrangement, see the discussion above in the Compensation Discussion and Analysis.)
5.	The individuals named in the table also received certain perquisites, but the incremental costs of providing the perquisites did not exceed the $10,000 disclosure threshold.
6.	Includes Horizon’s contribution of $5,141 under Horizon’s Employee Stock Ownership Plan and its matching contributions of $10,400 under the Thrift Plan, $25,000 under the SERP and $3,659 in dividends on restricted stock.
7.	Includes Horizon’s contribution of $5,141 under Horizon’s Employee Stock Ownership Plan and its matching contributions of $10,400 under the Thrift Plan, $14,897 under the SERP and $3,284 in dividends on restricted stock.

Horizon Bancorp

8.	Includes Horizon’s contribution of $5,141 under Horizon’s Employee Stock Ownership Plan, and its matching contributions of $10,369 under the Thrift Plan, $16,826 under the SERP and $4,049 in dividends on restricted stock.
9.	Includes Horizon’s contribution of $5,141 under Horizon’s Employee Stock Ownership Plan and its matching contributions of $10,400 under the Thrift Plan, $15,000 under the SERP and $3,849 in dividends on restricted stock.
10.	Includes Horizon’s contribution of $4,031 under Horizon’s Employee Stock Ownership Plan and its matching contributions of $8,153 under the Thrift Plan, $25,000 under the SERP and $1,695 in dividends on restricted stock.

As discussed above in the Compensation Discussion and Analysis, Horizon and the Bank have entered into employment agreements with Mr. Dwight, Mr. Edwards and Mr. Neff. The agreements provide that Mr. Dwight will continue to serve as Horizon’s President and Chief Executive Officer and the Bank’s Chairman and Chief Executive Officer for a term of three years, that Mr. Edwards will continue to serve as Horizon’s Executive Vice President and the Bank’s President and Chief Operating Officer for a term of three years, and that Mr. Neff will continue to serve as Horizon’s Executive Vice President of the Bank and Secretary of the Holding Company for a term of three years. The terms of each of the agreements will be extended for an additional one-year period beyond the then-effective expiration date on each annual anniversary of the date of the agreement until the year in which the executive officer reaches the age of sixty-three, unless Horizon delivers notice to the executive officer within sixty days prior to the expiration of any one-year period that the term will not be extended.

Each employment agreement also provides that Messrs. Dwight, Edwards and Neff will continue to receive an annual base salary equal to the amount being paid to them on the date of the agreement, subject to adjustment. Horizon may terminate Mr. Dwight’s, Mr. Edwards’ or Mr. Neff’s employment immediately for “cause” and also may terminate their employment without cause upon not less than thirty days’ prior notice. Messrs. Dwight, Edwards and Neff may terminate their employment for “good reason” or upon not less than thirty days’ prior notice without good reason. (The definitions of “cause,” “good reason” and “change in control” specified in the agreements are summarized below under “Potential Payments Upon Termination or Change in Control.”)

If Horizon terminates Mr. Dwight’s employment without cause, if Mr. Dwight terminates his employment with good reason, or if Mr. Dwight’s employment is terminated upon a change in control of Horizon, his agreement provides for Horizon to pay Mr. Dwight an amount equal to two times his then-current annual base salary plus his bonus for the previous two calendar years and for Mr. Dwight to receive health and certain other benefits for a two-year period. If Horizon terminates Mr. Edwards’ or Mr. Neff’s employment without cause, or if either of Mr. Edwards or Mr. Neff terminates his employment for good reason, their agreement provides for Horizon to pay them an amount equal to their then-current annual base salary plus an amount equal to the average of their bonuses for the previous two calendar years. If Mr. Edwards’ or Mr. Neff’ employment is terminated upon a change in control, the agreement provides for Horizon to pay them an amount equal to twice their then-current salary plus an amount equal to the average of their bonuses for the previous two calendar years. Mr. Edwards’ and Mr. Neff’s agreements also provide for them to receive health and certain benefits for a one-year period following their termination without cause, for good reason, or upon a change in control.

Messrs. Dwight’s, Edwards’ and Neff’s agreements provide that upon written notice to Horizon, each may terminate his employment during a 30-day period beginning on a date six months following the date of a change in control. Likewise, Horizon may, upon 30 days’ written notice to the executive, terminate the executive’s employment during the six months immediately following a change in control. Termination by either the executive or Horizon under these circumstances triggers additional benefits, as summarized below under “Potential Payments Upon Termination or Change in Control.”

Messrs. Dwight’s, Edwards’ and Neff’s agreements also include provisions that limit the aggregate amount of the payment to an amount that is otherwise deductible by Horizon for federal income tax purposes after application of Internal Revenue Code Section 280G and that protect Horizon’s and the Bank’s confidential business information and prohibit competition for specified periods. Mr. Dwight’s agreement prohibits him from competing against Horizon for a two-year period following the date of his termination, and Mr. Edwards’ and Mr. Neff’s agreements prohibit them from competing against Horizon for a one-year period.

Grants of Plan-Based Awards

Four of the named executive officers had the opportunity to earn cash bonuses under the Executive Officer Bonus Plan if Horizon met the earnings targets the Compensation Committee had established for 2014. Mr. Neff had the opportunity to earn a cash bonus under a separate plan. A detailed description of the Executive Officer Bonus Plan and Mr. Neff’s plan is provided above in the Compensation Discussion and Analysis.

Horizon Bancorp

The following table presents the possible payouts the named executive officers had the opportunity to receive for 2014.

	Estimated Possible Payouts Under Non-Equity Incentive
	Plan Awards
	Threshold ($)			Target ($)			Maximum ($)
Name	Short Term Goals	Long Term Goals	Total	Short Term Goals	Long Term Goals	Total	Short Term Goals	Long Term Goals	Total
Craig M. Dwight	$18,255	$18,255	$36,510	$73,019	$73,019	$146,038	$115,972	$115,972	$231,944
Mark E. Secor	7,375	7,375	14,750	29,500	29,500	59,000	59,000	59,000	118,000
Thomas H. Edwards	7,114	7,114	14,228	42,684	42,684	85,368	78,254	78,254	156,508
James D. Neff (1)	—	—	40,000	—	—	200,000	—	—	240,000
David G. Rose	6,313	6,313	12,626	25,250	25,250	50,500	50,500	50,500	101,000

[1]	Mr. Neff’s bonus is paid pursuant to a separate arrangement, and he does not participate in the Executive Officer Bonus Plan.

Outstanding Equity Awards at Fiscal Year-End for 2014

The following table presents information on stock options and restricted stock held by the named executive officers on December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Craig M. Dwight	5,232	10,465	N/A	$11.73	March 20, 2022	8,087	$211,394	N/A	N/A
	2,618	5,235	N/A	20.24	June 18, 2023			N/A	N/A
	—	6,923	N/A	22.20	March 18, 2024			N/A	N/A
Mark E. Secor	11,250	—	N/A	12.22	June 18, 2017	7,120	186,117	N/A	N/A
	1,563	3,127	N/A	20.24	June 18, 2023			N/A	N/A
	—	4,135	N/A	22.20	March 18, 2024			N/A	N/A
Thomas M. Edwards	1,927	3,854	N/A	20.24	June 18, 2023	8,777	229,431	N/A	N/A
	—	5,096	N/A	22.20	March 18, 2024			N/A	N/A
James D. Neff	1,832	3,664	N/A	20.24	June 18, 2023	8,344	218,112	N/A	N/A
	—	4,845	N/A	22.20	March 18, 2024			N/A	N/A
David G. Rose	4,500	9,000	N/A	9.91	September 14, 2020	3,675	96,065	N/A	N/A
	807	1,614	N/A	20.24	June 18, 2023			N/A	N/A
	—	2,135	N/A	22.20	March 18, 2024			N/A	N/A

[1]	All options have a ten-year life with pro-rata vesting over a three- or five-year period from the grant date.
[2]	The shares represented could not be acquired by the named executive officers as of December 31, 2014.

Horizon Bancorp

Option Exercises and Stock Vested for 2014

The following table presents information on the exercise by named executive officers of stock options during 2014 and the shares of restricted stock held by named executive officers vested during 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Craig M. Dwight	—	$—	—	$—
Mark E. Secor	—	—	—	—
Thomas H. Edwards	—	—	—	—
James D. Neff	—	—	—	—
David G. Rose	—	—	—	—

[1]	Amounts reflecting value realized upon exercise of options are based on the difference between the closing price for a share on the date of exercise and the exercise price for a share.

Nonqualified Deferred Compensation for 2014

The following table presents information on compensation deferred by and matching contributions for each of the named executive officers under the Supplemental Executive Retirement Plan, which is discussed above in the Compensation Discussion and Analysis.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Craig M. Dwight	$50,000	$25,000	$44,449	$—	$1,410,991
Mark E. Secor	29,793	14,897	33,197	—	207,526
Thomas H. Edwards	33,652	16,826	31,120	—	706,663
James D. Neff	30,000	15,000	85,721	—	774,666
David G. Rose	50,957	25,000	44,257	—	693,933

1.	Executive contributions are included in the “Salary” column of the Summary Compensation Table and Registrant Contributions are included in the “All Other Compensation” column of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

Horizon and the Bank have agreements with the named executive officers and plans in which the named executive officers participate that provide for benefits upon the resignation, severance, retirement or other termination of the named executive officers.

Employment and Change-in-Control Agreements

The employment agreement with Mr. Dwight discussed above provides that if Horizon terminates Mr. Dwight’s employment without cause, if Mr. Dwight terminates his employment with good reason, or if Mr. Dwight’s employment is terminated upon a change in control of Horizon by either Horizon or by Mr. Dwight pursuant to a right to terminate the agreement for a 30-day period beginning six months following a change in control, Horizon will pay Mr. Dwight an amount equal to two times his then-current annual base salary plus his bonus for the previous two calendar years and for Mr. Dwight to receive health and life insurance benefits for a two-year period, as well as reimbursement of up to $30,000 for expenses in searching for a new position.

Horizon Bancorp

The employment agreements with Mr. Edwards and Mr. Neff discussed above provide that if Horizon terminates Mr. Edwards’ or Mr. Neff’s employment without cause, or if Mr. Edwards or Mr. Neff terminates his employment with good reason, Horizon will pay each an amount equal to his then-current annual base salary, plus an amount equal to the average of his bonus for the prior two years. If Mr. Edwards’ or Mr. Neff’s employment is terminated upon a change of control of Horizon by either Horizon or by Mr. Edwards or Mr. Neff pursuant to a right to terminate the agreement for a 30-day period beginning six months following a change in control, Horizon will pay each an amount equal to twice his then-current annual base salary, plus an amount equal to the average of his bonus for the past two years. If Mr. Edwards’ or Mr. Neff’s employment were terminated for any of the preceding reasons, each would also be entitled to receive health and life insurance benefits for a one-year period as well as reimbursement of up to $20,000 for expenses in searching for a new position, subject to certain restrictions.

The definitions of the terms “cause,” “good reason” and “change in control” are central to an understanding of the potential payments to the executive officers pursuant to their agreements. The definitions in the agreements are summarized in the following paragraphs.

Under Messrs. Dwight’s, Edwards’ and Neff’s employment agreements, Horizon has “cause” to terminate the executive officer if he breaches any provision of the agreement, is prohibited from participating in the conduct of the Bank’s affairs pursuant to an order issued under specified provisions of the Federal Deposit Insurance Act, or if he has engaged in any of the specific activities listed in the agreement, including the following:

•	an intentional act of fraud, embezzlement, theft or personal dishonesty;

•	willful misconduct;

•	breach of fiduciary duty involving personal profit in the course of the executive’s employment;

•	intentional wrongful damage to Horizon’s business or property, causing material harm to Horizon; or

•	gross negligence or insubordination in the performance of the executive’s duties, or the executive’s refusal or repeated failure to carry out lawful directives of the Board.

A termination by the executive officer is for “good reason” if we take any of the following actions without the executive’s prior written consent:

•	require the executive to move his office to a location more than 30 miles from his principal residence;

•	reduce the executive’s then-current annual base salary by 10% or more, unless the reduction is part of an institution-wide reduction and proportionate to the reduction in the base salaries of all other Horizon executive officers;

•	remove the executive from participation in any incentive compensation or performance-based compensation plans, unless we terminate the participation of all of Horizon’s other executive officers in the plans;

•	reduce any material benefit plan or program or deprive the executive of any such benefit enjoyed by him, unless part of an institution-wide reduction and applied similarly to all of Horizon’s other executive officers;

•	assign the executive duties and responsibilities materially different from those normally associated with his position as described in the agreement;

•	materially reduce the executive’s responsibilities or authority (including reporting responsibilities) in connection with his employment;

•	materially reduce the executive’s secretarial or administrative support; or

•	breach any provision of the agreement.

A “change in control” would include any of the following events:

•	A merger, consolidation or similar transaction involving Horizon or the Bank that results in the shareholders immediately prior to the transaction owning shares of the surviving or combined entity possessing voting rights equal to or less than 50 percent of the voting rights of all shareholders of such entity, determined on a fully diluted basis;

Horizon Bancorp

•	A sale, lease, exchange, transfer or other disposition of all or any substantial part of the consolidated assets of Horizon or the Bank;

•	A tender, exchange, sale or other disposition (other than a disposition of the stock in connection with bankruptcy, insolvency, foreclosure, receivership or other similar transactions) or purchase (other than by Horizon, an employee benefit plan of Horizon or the Bank, or members of Horizon’s or the Bank’s board of directors) of shares representing more than 25 percent of the voting power of Horizon or the Bank; or

•	During any period of two consecutive years, the individuals who constituted the Board of Directors as of the date of the executive’s agreement cease for any reason to constitute at least a majority of the Board’s members, unless the election of each director at the beginning of the period has been approved by directors representing at least a majority of the directors then in office.

A change in control will not occur, however, if Horizon issues stock in a public offering; in connection with a transaction approved by a majority of shareholders or in which a majority of the shareholders (other than shareholders subject to Exchange Act Section 16(b)) have tendered their shares; or due to stock ownership by any Horizon employee benefit plan.

If Mr. Dwight’s, Mr. Edwards’ or Mr. Neff’s employment had been terminated in connection with a change in control as of December 31, 2014, each would have been entitled to a severance amount and other benefits under his employment agreement in the following amounts: Mr. Dwight $1,266,131; Mr. Edwards $702,964; and Mr. Neff $739,549. If Mr. Dwight’s, Mr. Edwards’ or Mr. Neff’s employment had been terminated by Horizon without cause, or by the executive with good reason as of December 31, 2014, each would have been entitled to a severance amount and other benefits under his employment agreement in the following amounts: Mr. Dwight $1,266,131; Mr. Edwards $418,403; and Mr. Neff $470,977. If Mr. Dwight’s, Mr. Edwards’ or Mr. Neff’s employment is terminated by Horizon with cause, by the executive without good reason or due to the executive’s death or disability, each executive, or his estate in the event of death, would be entitled to the payment of vested or accrued amounts under incentive compensation and employee benefits plans and life insurance proceeds. None of Messrs. Dwight, Edwards or Neff held any vested options or other plan awards or was entitled to any benefits other than pursuant to life insurance policies as of December 31, 2014. Therefore, if Messrs. Dwight’s, Edwards’ or Neff’s employment had terminated on December 31, 2014, the only amounts payable would have been life insurance and salary continuation proceeds in the amount of $800,000 for Mr. Dwight, $784,561 for Mr. Edwards and $768,572 for Mr. Neff to each of their estates.

One of the other named executive officers, Mr. Secor, is a party to a change of control agreement with the Bank. Mr. Secor’s agreement was amended effective as of January 1, 2009, to reflect the change in his title and responsibilities as of that date. In Mr. Secor’s agreement, the definition of “change in control” is the same as the definition described above in connection with the discussion of the employment agreements of Messrs. Dwight, Edwards and Neff.

Mr. Secor’s agreement provides that upon a change of control, a new term of employment will commence for the executive officer at the same base salary that the executive officer was receiving at the time of the change of control and such salary may not be reduced for a period of one year following the change of control. If Horizon had terminated Mr. Secor’s employment without “cause” or if Mr. Secor had terminated his employment without “good reason” immediately after a change in control as of December 31, 2014, the amount he would have been paid under his agreement would have been $236,000. This amount excludes stock options that vest upon a change in control, which are discussed below.

Under Mr. Secor’s change in control agreement, “cause” is defined as: (i) personal dishonesty, (ii) incompetence, (iii) willful misconduct, (iv) willful violation of any law, rule, regulation or Bank policy (other than traffic violations or smaller offenses) or final cease-and-desist order, (v) any removal and/or permanent prohibition from participating in the conduct of the Bank’s or any affiliate’s affairs, or (v) any material breach of any term, condition or covenant of the change in control agreement.

Mr. Secor’s change in control agreement defines “good reason” as: (i) any action by the Bank or remove him as Chief Financial Officer, except where the Bank properly acts to remove him from such office for “cause”; (ii)_ any action by the Bank to materially eliminate, limit, increase, or modify his duties and/or authority as Chief Financial Officer, (iii) any failure of the Bank or Horizon to obtain the assumption of the obligation to perform the obligations under the change in control agreement by any successor company; or (iv) any intentional breach by the Bank of a term, condition or covenant of the change in control agreement.

Horizon Bancorp

In the event of death, Mr. Secor’s estate would have been entitled to life insurance and salary continuation proceeds in the amount of $708,000.

If any of Messrs. Dwight, Edwards, Neff, Rose or Secor qualifies as a “key employee” under Internal Revenue Code Section 409A at the time of their separation from service, Horizon may not make certain payments of nonqualified deferred compensation to them earlier than six months following the date of their separation from service (or, if earlier, the date of their death). Each of Messrs. Dwight, Edwards, Neff, Rose and Secor currently is considered to be a “key employee.”

Other Benefits Upon Termination or Change in Control

In the event of a change in control of Horizon, the recipient of stock options and shares of restricted stock granted to executive officers under the 2003 Omnibus Plan or the 2013 Omnibus Plan (collectively, “Omnibus Plan”) that are then outstanding and that either are not then exercisable or are subject to any restrictions will become immediately exercisable, and all restrictions will be removed, as of the first date that the change in control has been deemed to have occurred. In addition, stock options granted to executive officers will be vested and fully exercisable as of the date of death, disability or retirement of the executive officer.

The Omnibus Plan provides that a “change in control” will be deemed to have occurred if any of the following conditions or events occurs: (1) any merger, consolidation or similar transaction which involves Horizon and in which persons who are the shareholders of Horizon immediately prior to the transaction own, immediately after the transaction, shares of the surviving or combined entity which possess voting rights equal to or less than 50% of the voting rights of all shareholders of such entity, determined on a fully diluted basis; (2) any sale, lease, exchange, transfer or other disposition of all or any substantial part of the consolidated assets of Horizon; (3) any tender, exchange, sale or other disposition (other than disposition of the stock of Horizon or the Bank in connection with bankruptcy, insolvency, foreclosure, receivership or other similar transactions) or purchase (other than purchases by Horizon or any Horizon sponsored employee benefit plan, or purchases by members of the Board of Directors of Horizon or any subsidiary) of shares which represent more than 25% of the voting power of Horizon or the Bank; or (4) during any period of two consecutive years individuals who at the date of the adoption of the Omnibus Plan constitute the Board cease for any reason to constitute at least a majority of the Board, unless the election of each director at the beginning of the period has been approved by directors representing at least a majority of the directors then in office.

The Omnibus Plan provides, however, that a change in control will not be deemed to have occurred (1) as a result of the issuance of stock by Horizon in connection with any public offering of its stock; (2) with respect to any transaction unless such transaction has been approved or shares have been tendered by a majority of the shareholders who are not persons subject to liability under Section 16(b) of the Exchange Act; or (3) due to stock ownership by the Horizon Bancorp Employees’ Stock Ownership Plan Trust, which forms a part of the Horizon Bancorp Employees’ Stock Ownership Plan, the Horizon Bancorp Employee’s Thrift Plan Trust Agreement, which forms a part of the Horizon Bancorp Employee’s Thrift Plan, or any other employee benefit plan.

If a change in control had occurred as of December 31, 2014, the stock options granted to executive officers that were not previously vested would have become fully vested as of that date. The outstanding stock options for the executive officers are discussed in more detail in the discussion of Outstanding Equity Awards at Fiscal Year-End for 2014. The Omnibus Plan is discussed in more detail above in the Compensation Discussion and Analysis.

Pursuant to Section 162(m) of the Internal Revenue Code, in certain circumstances, the deductibility of compensation paid to any individual executive officer of a public company, including stock-based compensation, is limited to $1,000,000. Although Horizon retains the discretion to award compensation that exceeds the limits in Section 162(m) of the Internal Revenue Code, Horizon expects that the remuneration of its senior executive officers will remain under the applicable $1,000,000 limit.

Horizon Bancorp

Compensation of Directors

The following table presents information about our compensation of members of the Board of Directors. Information on the compensation received by Mr. Dwight, who is a named executive officer, is included in the Summary Compensation Table above. Mr. Dwight does not receive any additional compensation for service on the Board of Directors.

Director Compensation for 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Susan D. Aaron	$27,016	$14,984	N/A	N/A	$—	$—	$42,000
Lawrence E. Burnell	27,016	14,984	N/A	N/A	—	—	42,000
James B. Dworkin	25,016	14,984	N/A	N/A	—	—	40,000
Charley E. Gillispie	31,016	14,984	N/A	N/A	—	—	46,000
Daniel F. Hopp(1)	39,016	14,984	N/A	N/A	—	—	54,000
Larry N. Middleton	25,016	14,984	N/A	N/A	—	—	40,000
Peter L. Pairitz	29,016	14,984	N/A	N/A	—	—	44,000
Steven W. Reed	25,016	14,984	N/A	N/A	—	—	40,000
Robert E. Swinehart	25,016	14,984	N/A	N/A	—	—	40,000
Spero W. Valavanis	27,016	14,984	N/A	N/A	—	—	42,000

[1]	Includes $10,000 paid to Mr. Hopp as Lead Director.

Horizon paid each of its non-employee directors a cash retainer of $25,016 and a bonus in common shares equal in value to $14,984 for their services in 2014. Active employees of Horizon and/or the Bank receive no separate compensation for their services as directors. The Chairpersons of the Compensation Committee and Loan Committee receive an additional cash amount of $4,000, the Chairperson of the Audit Committee receives an additional $6,000 and the Chairpersons of the Asset Liability Committee, Long Range Planning Committee and Trust Committee receive an additional $2,000. Directors do not receive additional compensation for attending meetings of committees of the Board or for special assignments or meetings.

In April 2012, the Board adopted Guidelines that require each independent director to maintain ownership of common shares having a value equal to least three times their annual retainer. The Guidelines are discussed above in the “Stock Ownership Guidelines.” All of the members of the Horizon Board of Directors also serve as directors of the Bank, which is a national bank. Federal banking law requires that a national bank director maintain shares of a bank’s stock, or of the company that controls the bank, having a minimum aggregate fair market value of $1,000. All of the directors satisfy this requirement.

Horizon sponsors a Directors’ Deferred Compensation Plan, which allows non-employee directors of Horizon and the Bank to elect to defer the receipt of fees for their services. Earnings on fees deferred under the plan are based on the five-year Treasury rate plus 200 basis points but not to exceed 120% of the Applicable Federal Long-Term Rate for monthly compounding. Payments of deferred fees are made to participants or their beneficiaries in a lump sum or annual installments upon death or disability of the participants or as designated by participants. Participants have no rights to amounts deferred other than rights as general creditors of Horizon.

Horizon Bancorp

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	165,094	$16.57	—
Equity compensation plans not approved by security holders	—	$—	—

Total	165,094	$16.57	—

Security Ownership of Management

The following table sets forth the number and percent of common shares beneficially owned by the directors, the executive officers named in the Summary Compensation Table, and all directors and executive officers as a group as of January 1, 2015. On that date, 9,213,036 common shares were issued and outstanding.

Name	Shares Beneficially Owned(1)	Percentage
Directors:
Susan D. Aaron	22,907(2)	*
Lawrence E. Burnell	11,996(3)	*
Craig M. Dwight	203,912(4)	2.2%
James B. Dworkin	11,506(5)	*
Charley E. Gillispie	14,424(6)	*
Daniel F. Hopp	30,437(7)	*
Larry N. Middleton	28,282(8)	*
Peter L. Pairitz	85,113(9)	*
Steven W. Reed	3,978(10)
Robert E. Swinehart	26,755(11)	*
Spero W. Valavanis	24,755(12)	*
Named Executive Officers:
Thomas H. Edwards	79,983(13)	*
James D. Neff	133,939(14)	1.5%
David G. Rose	116,689(15)	1.3%
Mark E. Secor	31,407(16)	*
All Directors and Executive Officers as a Group (16 Persons):	859,703(17)	9.3%

*	Beneficial ownership is less than one percent.
1.	The information shown regarding shares beneficially owned is based upon information furnished to Horizon by the individuals listed. The nature of beneficial ownership, unless otherwise noted, represents sole voting or investment power. Stock options that vested on or before March 2, 2015, are included in the number of shares beneficially owned.

Horizon Bancorp

2.	All of the shares are owned directly by Ms. Aaron.
3.	Consists of 4,075 shares owned directly by Mr. Burnell and 7,921 shares held by a trust for which Mr. Burnell is the grantor and serves as trustee.
4.	Consists of 13,083 vested stock options, 13,506 shares owned directly by Mr. Dwight, 99,262 shares owned jointly by Mr. Dwight and his spouse, 58,772 shares held by the ESOP, 15,452 shares held by the Thrift Plan, and 3,837 shares of restricted stock granted under the 2003 Omnibus Plan.
5.	Consists of 1,319 shares owned directly by Mr. Dworkin and 10,187 shares owned jointly by Mr. Dworkin and his spouse.
6.	Consists of 400 shares owned directly by Mr. Gillispie and 14,024 shares owned jointly by Mr. Gillispie and his spouse.
7.	All shares are owned jointly by Mr. Hopp and his spouse.
8.	Consists of 2,645 shares owned directly by Mr. Middleton, 23,717 shares owned jointly by Mr. Middleton and his spouse and 1,920 shares owned by his spouse.
9.	All of the shares are owned directly by Mr. Pairitz.
10.	All of the shares are owned directly by Mr. Reed.
11.	Consists of 7,515 shares owned directly by Mr. Swinehart, and 19,240 shares owned jointly by Mr. Swinehart and his spouse.
12.	All of the shares are owned directly by Mr. Valavanis.
13.	Consists of 27,717 shares owned directly by Mr. Edwards, 2,250 shares owned by Mr. Edwards’ spouse, 19,849 shares held in the 2005 SERP, 10,017 shares held by the ESOP, 12,574 shares held by the Thrift Plan, 1,927 vested stock and 5,649 shares of restricted stock granted under the 2003 Omnibus Plan.
14.	Consists of 91,170 shares owned directly by Mr. Neff, 16,047 shares held in the 2005 SERP, 8,159 shares held by the ESOP, 11,361 shares held by the Thrift Plan, 1,832 vested stock options and 5,370 shares of restricted stock granted under the 2003 Omnibus Plan.
15.	Consists of 9,807 vested stock options, 23,893 shares held by the SERP, 76,137 shares held by the ESOP, 4,487 shares held by the Thrift Plan, and 2,365 shares of restricted stock granted under the 2003 Omnibus Plan.
16.	Consists of 12,813 vested stock options, 2,751 shares held by the ESOP, 4,613 shares held by the Thrift Plan, 6,648 shares held in the 2005 SERP and 4,582 shares of restricted stock granted under the 2003 Omnibus Plan.
17.	Includes 42,366 shares covered by stock options and 208,958 shares as to which voting and investment powers are shared by members of the group with their spouses or other family members or held by family trusts.

Horizon Bancorp

Security Ownership of Certain Beneficial Owners

The following table sets forth the number of common shares beneficially owned by each person known to Horizon to own beneficially more than five percent of the issued and outstanding common shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage(1)
Manulife Financial Corporation(2)	504,010	5.5%

For Manulife Financial Corporation and Manulife Asset Management (North America) Limited:
200 Bloor Street East
Toronto, Ontario
Canada, M4W 1E5

For Manulife Asset Management (US) LLC:
197 Clarendon Street
Boston, Massachusetts 02116

PL Capital, LLC(3)	557,176	6.0%
47 E. Chicago Ave., Suite 336
Naperville, Illinois 60540

(1)	Based on 9,213,036 common shares that were outstanding at December 31, 2014.
(2)	As reported in Amendment No. 3 to a joint Schedule 13G filed on February 12, 2015, with respect to beneficial ownership as of December 31, 2014, of Manulife Financial Corporation, Manulife Asset Management (North America) Limited and Manulife Asset Management (US) LLC. Total shares beneficially owned included 480,338 shares issuable upon the exercise of warrants.
(3)	As reported in Amendment No. 3 to a joint Schedule 13G filed on January 9, 2015, with respect to beneficial ownership as of December 31, 2014, of Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships and Transactions

In accordance with our Audit Committee Charter and NASDAQ requirements, the Audit Committee is responsible for reviewing and approving the terms and conditions of all related person transactions. Horizon’s Amended and Restated Articles of Incorporation provided the procedures for the Board to follow in approving or ratifying transactions with Horizon in which a director has a direct or indirect interest. The Articles provide that such transactions will be approved or ratified upon the affirmative vote of a majority of the directors on the Board or a Board committee who do not have a direct or indirect interest in the transaction or by a vote of the shareholders. Horizon’s Code of Ethics for Executive Officers and Directors and the Advisor Code of Conduct for Horizon and the Bank provide the policies and procedures for the review and approval or ratification of conflict of interest transactions. Any situations involving potential conflicts of interest involving an executive officer, director or member of his or her family, if material, are to be reported and discussed with the Code of Ethics contact person. For executive officers, the contact person is the Chief Executive Officer, or if the executive officer believes it more appropriate, the Chairman of the Audit Committee. For directors, the contact person is the Chairman of the Audit Committee.

Directors and executive officers of Horizon and their associates were customers of, and had transactions with, the Bank in the ordinary course of business during 2014. The Bank expects that comparable transactions will occur in the future. These transactions were made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated third parties. In the opinion of Horizon’s management, these transactions did not involve more than normal risk of collectability or present other unfavorable features. Loans made to directors and executive officers are in compliance with federal banking regulations and are thereby exempt from insider loan prohibitions included in the Sarbanes-Oxley Act of 2002.

Horizon Bancorp

Director Independence

Annually Horizon’s Board of Directors considers the independence of each of the directors under the listing standards of the NASDAQ Stock Exchange. In determining independence, the Board considers, among other things, current or previous employment relationships as well as material transactions and relationships between Horizon or the Bank and the directors, members of their immediate family and entities in which the directors have a significant interest. The purpose of this review is to determine whether any relationships or transactions exist or have occurred that are inconsistent with a determination that the director is independent.

The Board of Directors has determined that ten of the eleven current members of the Board qualify as independent directors under SEC rules and the NASDAQ Listing Standards. The independent directors on the Board are Susan D. Aaron, Lawrence E. Burnell, James B. Dworkin, Charley E. Gillispie, Daniel F. Hopp, Larry N. Middleton, Peter L. Pairitz, Steven W. Reed, Robert E. Swinehart and Spero W. Valavanis. Mr. Dwight, who serves as Horizon’s Chairman and Chief Executive Officer, does not qualify as an independent director because of the positions he holds with Horizon and the Bank.

Members of the Audit, Compensation and Nominating Committee must meet all applicable independence tests of The NASDAQ Stock Exchange and the SEC.

Nominating Committee

The members of the Nominating Committee are appointed by the Board of Directors in May of each year. The members of the Nominating Committee for 2014/2015 are Mr. Hopp, who serves as Chairperson, and Mr. Pairitz and Mr. Swinehart. In addition, Ms. Aaron serves as an alternate member of the Nominating Committee to provide additional expertise and support as needed. All of the members of the Nominating Committee qualify as independent directors under the rules applicable to NASDAQ-listed companies. The Nominating Committee met six times during 2014. The responsibilities of the Nominating Committee of the Board of Directors include selecting the individuals to be nominated for membership on the Board of Directors and overseeing the annual self-evaluations by the Board and its committees.

The Nominating Committee selects a slate of nominees and then recommends those nominees to the Board of Directors. The entire Board of Directors determines who the nominees will be. The Nominating Committee and the Board select nominees who meet the qualifications set forth in Horizon’s Bylaws and the applicable independence requirements under the SEC and NASDAQ rules. The Nominating Committee Charter is posted on our website at www.horizonbank.com in the section headed “About Us—Investor Relations” under the caption “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees and Services

BKD, LLP served as Horizon’s independent auditors for 2014 and 2013. The services performed by BKD, LLP in this capacity included conducting an examination in accordance with generally accepted auditing standards of, and expressing an opinion on, Horizon’s consolidated financial statements. At its May 2015 meeting, it is expected that the Audit Committee will recommend to the Board of Directors that BKD, LLP be selected as the independent public accountants for 2015 and in such an event, Horizon will be seeking shareholder ratification of such appointment at the 2015 Annual Meeting of Shareholders.

Audit Fees

BKD, LLP’s fees for professional services rendered in connection with the audit and review of Forms 10-Q and all other SEC regulatory filings were $186,000 for 2014 and $182,600 for 2013.

Audit-Related Fees

BKD, LLP’s audit-related fees were $54,885 for 2014 and $3,500 for 2013. These fees related to audit services, accounting consultations and consent procedures performed in conjunction with the Company’s acquisition of SCB Bancorp, Inc. in 2014 and the filing of other registration statements in both 2014 and 2013.

Tax Fees

BKD, LLP’s fees for tax services were $26,285 for 2014 and $35,150 for 2013.

Horizon Bancorp

All Other Fees

No other fees were paid to BKD, LLP for 2014 or 2013.

Board of Directors Pre-Approval

Horizon’s Audit Committee formally adopted resolutions pre-approving the engagement of BKD LLP to act as our independent auditor for the two fiscal years ended December 31, 2014, and it is anticipated that they will be pre-approved as Horizon’s auditors for 2015. The Audit Committee has not adopted pre-approval policies and procedures in accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, because it anticipates that, in the future, the engagement of auditors will continue to be pre-approved by the Audit Committee. All audit-related fees and fees for tax services for 2014 and 2013 were pre-approved by the Audit Committee. Horizon’s independent auditors performed all work described above with their respective full-time, permanent employees.

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

Horizon Bancorp Registrant
Date: March 13, 2015	By:	/s/ Craig M. Dwight
Craig M. Dwight Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2015	By :	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 13, 2015	/s/ Craig M. Dwight Craig M. Dwight, Chairman of the Board, President and Chief Executive Officer and Director

March 13, 2015	/s/ Susan D. Aaron Susan D. Aaron, Director

March 13, 2015	/s/ Lawrence E. Burnell Lawrence E. Burnell, Director

March 13, 2015	/s/ James B. Dworkin James B. Dworkin, Director

March 13, 2015	/s/ Charley E. Gillispie Charley E. Gillispie, Director

March 13, 2015	/s/ Daniel F. Hopp Daniel F. Hopp, Director

Date	Signature and Title

March 13, 2015	/s/ Larry N. Middleton Larry N. Middleton, Director

March 13, 2015	/s/ Peter L. Pairitz Peter L. Pairitz, Director

March 13, 2015	/s/ Steven W. Reed Steven W. Reed, Director

March 13, 2015	/s/ Robert E. Swinehart Robert E. Swinehart, Director

March 13, 2015	/s/ Spero W. Valavanis Spero W. Valavanis, Director

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Description	Incorporated by Reference/Attached

2.2	Agreement and Plan of Merger, dated November 12, 2013, between Horizon Bancorp and SCB Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on November 13, 2013

3.1	Articles of Incorporation of Horizon Bancorp, as amended and restated	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2011

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed April 18, 2013

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2009

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2009

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006

4.5	Warrant for Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.6 to Registrant’s Form 10-K for the year ended December 31, 2011

4.6	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on August 26, 2011

4.7	Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued August 25, 2011	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on August 26, 2011

10.1*	Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2007

10.2*	1997 Key Employees’ Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2007

10.3*	Form of Amendment No. 1 to Horizon Bancorp Stock Option and Stock Appreciation Rights Agreement and Schedule Identifying Material Details of Individual Amendments	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2007

10.4*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders

Exhibit Number	Description	Incorporated by Reference/Attached
10.5*	Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2009

10.6*	Form of Change of Control Agreement for certain executive officers	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2009

10.7*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2009

10.8*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2009

10.9*	Description of Executive Officer Bonus Plan	Attached

10.10	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2009

10.11*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan as amended	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006

10.12*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006

10.13*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006

10.14*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006

10.15*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by reference to Exhibit 10.1 to Registrant’s form 8-K filed July 19, 2007

10.16*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2008

10.17*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2008

10.18	Small Business Lending Fund Securities Purchase Agreement, dated August 25, 2011, between the Secretary of the Treasury and Horizon Bancorp	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 26, 2011

10.19*	Employment Agreement, dated December 14, 2011, by and among Horizon Bank, N.A., Horizon Bancorp and James D. Neff	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 14, 2011

10.20*	First Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012

Exhibit Number	Description	Incorporated by Reference/Attached
10.21*	Second Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012

10.22*	Fifth Amendment to the Horizon Bancorp 1997 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012

10.23*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.24*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 18, 2013

10.25*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 18, 2013

10.26*	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 18, 2013

10.27*	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on June 18, 2013.

12	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data File	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.