Form 10-Q
period 2015-03-31
HORIZON BANCORP /IN/
filed 2015-05-04
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,232,163 shares of Common Stock, no par value, at May 1, 2015.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	March 31	December 31
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$38,676	$43,476
Investment securities, available for sale	331,033	323,764
Investment securities, held to maturity (fair value of $171,405 and $169,904)	164,282	165,767
Loans held for sale	6,229	6,143
Loans, net of allowance for loan losses of $16,634 and $16,501	1,444,725	1,362,053
Premises and equipment, net	53,989	52,461
Federal Reserve and Federal Home Loan Bank stock	11,348	11,348
Goodwill	28,176	28,176
Other intangible assets	3,738	3,965
Interest receivable	8,431	8,246
Cash value of life insurance	39,640	39,382
Other assets	23,698	32,141

Total assets	$2,153,965	$2,076,922

Liabilities
Deposits
Non-interest bearing	$285,181	$267,667
Interest bearing	1,179,915	1,214,652

Total deposits	1,465,096	1,482,319
Borrowings	440,415	351,198
Subordinated debentures	32,680	32,642
Interest payable	504	497
Other liabilities	15,779	15,852

Total liabilities	1,954,474	1,882,508

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 9,289,916 and 9,278,916 shares Outstanding, 9,232,163 and 9,213,036 shares	—	—
Additional paid-in capital	46,064	45,916
Retained earnings	138,500	134,477
Accumulated other comprehensive income	2,427	1,521

Total stockholders’ equity	199,491	194,414

Total liabilities and stockholders’ equity	$2,153,965	$2,076,922

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31
	2015	2014
	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$16,862	$12,954
Investment securities
Taxable	2,154	2,390
Tax exempt	1,077	1,123

Total interest income	20,093	16,467

Interest Expense
Deposits	1,232	1,277
Borrowed funds	1,479	1,422
Subordinated debentures	496	496

Total interest expense	3,207	3,195

Net Interest Income	16,886	13,272
Provision for loan losses	614	—

Net Interest Income after Provision for Loan Losses	16,272	13,272

Non-interest Income
Service charges on deposit accounts	999	923
Wire transfer fees	151	112
Interchange fees	1,102	959
Fiduciary activities	1,297	1,048
Gain on sale of investment securities (includes $124 and $0 for the three months ended March 31, 2015 and 2014, respectively, related to accumulated other comprehensive earnings reclassifications)	124	—
Gain on sale of mortgage loans	2,379	1,411
Mortgage servicing income net of impairment	179	207
Increase in cash value of bank owned life insurance	258	233
Death benefit on bank owned life insurance	145	—
Other income	432	629

Total non-interest income	7,066	5,522

Non-interest Expense
Salaries and employee benefits	8,504	7,483
Net occupancy expenses	1,551	1,424
Data processing	923	870
Professional fees	527	608
Outside services and consultants	626	661
Loan expense	1,257	1,015
FDIC insurance expense	337	256
Other losses	(45)	38
Other expense	2,388	2,159

Total non-interest expense	16,068	14,514

Income Before Income Tax	7,270	4,280
Income tax expense (includes $43 and $0 for the three months ended March 31, 2015 and 2014, respectively, related to income tax expense from reclassification items)	1,912	863

Net Income	5,358	3,417
Preferred stock dividend	(31)	(31)

Net Income Available to Common Shareholders	$5,327	$3,386

Basic Earnings Per Share	$0.58	$0.39
Diluted Earnings Per Share	0.55	0.38

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2015	2014
	(Unaudited)	(Unaudited)
Net Income	$5,358	$3,417

Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(329)	(225)
Income tax effect	115	79

Changes from derivative instruments	(214)	(146)

Change in securities available-for-sale:
Unrealized appreciation for the period on available-for-sale securities	1,962	4,426
Unrealized appreciation for the period on held-to-maturity	(114)	—
Reclassification adjustment for securities gains realized in income	(124)	—
Income tax effect	(604)	(1,550)

Unrealized gains on available-for-sale securities	1,120	2,876

Other Comprehensive Income, Net of Tax	906	2,730

Comprehensive Income	$6,264	$6,147

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2015	$12,500	$45,916	$134,477	$1,521	$194,414
Net income			5,358		5,358
Other comprehensive income, net of tax				906	906
Amortization of unearned compensation		89			89
Stock option expense		59			59
Cash dividends on preferred stock (1.00%)			(31)		(31)
Cash dividends on common stock ($.14 per share)			(1,304)		(1,304)

Balances, March 31, 2015	$12,500	$46,064	$138,500	$2,427	$199,491

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2015	2014
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$5,358	$3,417
Items not requiring (providing) cash
Provision for loan losses	614	—
Depreciation and amortization	956	844
Share based compensation	59	27
Mortgage servicing rights net (recovery) impairment	414	(5)
Premium amortization on securities available for sale, net	476	549
Gain on sale of investment securities	(124)	—
Gain on sale of mortgage loans	(2,379)	(1,411)
Proceeds from sales of loans	71,211	35,348
Loans originated for sale	(68,918)	(35,991)
Change in cash value of life insurance	(258)	(233)
Gain on sale of other real estate owned	(263)	(218)
Net change in
Interest receivable	(185)	(35)
Interest payable	7	(8)
Other assets	5,503	675
Other liabilities	(1,287)	(1,138)

Net cash provided by operating activities	11,184	1,821

Investing Activities
Purchases of securities available for sale	(30,406)	(27,290)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	25,260	20,327
Proceeds from maturities of securities held to maturity	735	—
Net change in loans	(81,515)	(32,259)
Proceeds on the sale of OREO and repossessed assets	1,414	784
Purchases of premises and equipment	(2,168)	(1,394)
Purchase of Mortgage Company	—	(735)

Net cash used in investing activities	(86,680)	(40,567)

Financing Activities
Net change in
Deposits	(17,224)	64,051
Borrowings	89,255	(20,214)
Dividends paid on common shares	(1,304)	(961)
Dividends paid on preferred shares	(31)	(31)

Net cash provided by financing activities	70,696	42,845

Net Change in Cash and Cash Equivalents	(4,800)	4,099
Cash and Cash Equivalents, Beginning of Period	43,476	31,721

Cash and Cash Equivalents, End of Period	$38,676	$35,820

Additional Supplemental Information
Interest paid	$3,199	$3,203
Income taxes paid	—	—
Transfer of loans to other real estate owned	(772)	610

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2015 and March 31, 2014 are not necessarily indicative of the operating results for the full year of 2015 or 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2014 filed with the Securities and Exchange Commission on March 13, 2015. The condensed consolidated balance sheet of Horizon as of December 31, 2014 has been derived from the audited balance sheet as of that date.

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

	Three Months Ended
	March 31
	2015	2014
	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$5,358	$3,417
Less: Preferred stock dividends	31	31

Net income available to common shareholders	$5,327	$3,386
Weighted average common shares outstanding	9,216,011	8,630,966
Basic earnings per share	$0.58	$0.39

Diluted earnings per share
Net income available to common shareholders	$5,327	$3,386
Weighted average common shares outstanding	9,216,011	8,630,966
Effect of dilutive securities:
Warrants	321,652	311,278
Restricted stock	30,510	39,519
Stock options	41,333	40,023

Weighted average shares outstanding	9,609,506	9,021,786
Diluted earnings per share	$0.55	$0.38

At March 31, 2015 and 2014, there were 62,445 and no shares, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2014 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2014 condensed consolidated financial statements to be comparable to 2015. These reclassifications had no effect on net income.

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

ASSETS
Cash and due from banks	$15,161
Commercial	70,441
Residential mortgage	43,448
Consumer	10,192

Total loans	124,081
Premises and equipment, net	2,548
FRB and FHLB stock	2,136
Goodwill	8,428
Core deposit intangible	822
Interest receivable	347
Cash value of life insurance	2,185
Other assets	2,877

Total assets purchased	$158,585

Common shares issued	$12,689
Cash paid	6,207
Retirement of Holding Company Debt	1,029

Total estimated purchase price	$19,925

LIABILITIES
Deposits
Non-interest bearing	$27,274
NOW accounts	16,332
Savings and money market	35,045
Certificates of deposits	42,368

Total deposits	121,019
Borrowings	16,990
Interest payable	52
Other liabilities	599

Total liabilities assumed	$138,660

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

		Gross	Gross
March 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$28,400	$69	$(48)	$28,421
State and municipal	50,036	1,577	(37)	51,576
Federal agency collateralized mortgage obligations	120,785	1,471	(537)	121,719
Federal agency mortgage-backed pools	125,923	3,590	(246)	129,267
Corporate notes	32	18	—	50

Total available for sale investment securities	$325,176	$6,725	$(868)	$331,033

Held to maturity
U.S. Treasury and federal agencies	$9,824	$157	$—	$9,981
State and municipal	128,558	6,179	(143)	134,594
Federal agency collateralized mortgage obligations	3,873	45	—	3,918
Federal agency mortgage-backed pools	22,027	961	(76)	22,912

Total held to maturity investment securities	$164,282	$7,342	$(219)	$171,405

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$26,996	$56	$(229)	$26,823
State and municipal	46,535	1,462	(45)	47,952
Federal agency collateralized mortgage obligations	122,930	975	(1,045)	122,860
Federal agency mortgage-backed pools	122,583	3,172	(360)	125,395
Private labeled mortgage-backed pools	670	19	—	689
Corporate notes	32	13	—	45

Total available for sale investment securities	$319,746	$5,697	$(1,679)	$323,764

Held to maturity
U.S. Treasury and federal agencies	$9,804	$82	$—	$9,886
State and municipal	129,595	3,398	(106)	132,887
Federal agency collateralized mortgage obligations	4,039	35	(1)	4,073
Federal agency mortgage-backed pools	22,329	729	—	23,058

Total held to maturity investment securities	$165,767	$4,244	$(107)	$169,904

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2015, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2015.

The Company elected to transfer 319 available-for-sale (“AFS”) securities with an aggregate fair value of $167.1 million to a classification of held-to-maturity (“HTM”) on April 1, 2014. In accordance with FASB ASC 320-10-55-24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding gain of $1.3 million, net of tax, at the date of transfer was retained in accumulated other comprehensive income, with the associated pre-tax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities. The fair value of the transferred AFS securities became the book value of the HTM securities at April 1, 2014, with no unrealized gain or loss at this date. Future reporting periods, with potential changes in market value for these securities, would likely record an unrealized gain or loss for disclosure purposes.

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$6,170	$6,220	$6,098	$6,169
One to five years	49,096	49,902	44,720	45,093
Five to ten years	16,830	17,373	16,147	16,768
After ten years	6,372	6,552	6,598	6,790

	78,468	80,047	73,563	74,820
Federal agency collateralized mortgage obligations	120,785	121,719	122,930	122,860
Federal agency mortgage-backed pools	125,923	129,267	122,583	125,395
Private labeled mortgage-backed pools	—	—	670	689

Total available for sale investment securities	$325,176	$331,033	$319,746	$323,764

Held to maturity
Within one year	$—	$—	$—	$—
One to five years	1,223	1,243	592	593
Five to ten years	104,305	109,391	99,225	101,323
After ten years	32,854	33,941	39,582	40,857

	138,382	144,575	139,399	142,773
Federal agency collateralized mortgage obligations	3,873	3,918	4,039	4,073
Federal agency mortgage-backed pools	22,027	22,912	22,329	23,058

Total held to maturity investment securities	$164,282	$171,405	$165,767	$169,904

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$—	$—	$16,937	$(48)	$16,937	$(48)
State and municipal	15,766	(173)	1,259	(7)	17,025	(180)
Federal agency collateralized mortgage obligations	9,233	(21)	29,821	(516)	39,054	(537)
Federal agency mortgage-backed pools	6,847	(84)	27,253	(238)	34,100	(322)

Total temporarily impaired securities	$31,846	$(278)	$75,270	$(809)	$107,116	$(1,087)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$2,993	$(7)	$20,762	$(222)	$23,755	$(229)
State and municipal	10,287	(121)	2,050	(30)	12,337	(151)
Federal agency collateralized mortgage obligations	15,013	(88)	39,801	(957)	54,814	(1,045)
Federal agency mortgage-backed pools	5,993	(9)	28,044	(351)	34,037	(360)

Total temporarily impaired securities	$34,286	$(225)	$90,657	$(1,560)	$124,943	$(1,785)

	Three Months Ended March 31
	2015	2014
Sales of securities available for sale (Unaudited)
Proceeds	$13,332	$—
Gross gains	147	—
Gross losses	(23)	—

Note 4 – Loans

	March 31	December 31
	2015	2014
Commercial
Working capital and equipment	$311,789	$300,940
Real estate, including agriculture	354,356	343,455
Tax exempt	8,890	8,595
Other	20,701	21,324

Total	695,736	674,314
Real estate
1–4 family	256,809	250,799
Other	3,581	3,826

Total	260,390	254,625
Consumer
Auto	160,668	154,538
Recreation	5,645	5,673
Real estate/home improvement	38,371	38,288
Home equity	112,180	112,426
Unsecured	3,437	3,613
Other	6,033	5,921

Total	326,334	320,459
Mortgage warehouse	178,899	129,156

Total loans	1,461,359	1,378,554
Allowance for loan losses	(16,634)	(16,501)

Loans, net	$1,444,725	$1,362,053

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

The following table shows the recorded investment of individual loan categories.

	Loan		Deferred	Recorded
March 31, 2015	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$240,027	$426	$658	$241,111
Non owner occupied real estate	308,420	345	515	309,280
Residential spec homes	3,409	5	3	3,417
Development & spec land loans	11,229	28	25	11,282
Commercial and industrial	131,422	828	28	132,278

Total commercial	694,507	1,632	1,229	697,368
Residential mortgage	244,081	743	546	245,370
Residential construction	15,763	22	—	15,785
Mortgage warehouse	178,899	480	—	179,379

Total real estate	438,743	1,245	546	440,534
Direct installment	41,476	135	(380)	41,231
Direct installment purchased	195	—	—	195
Indirect installment	146,938	302	—	147,240
Home equity	138,458	557	(353)	138,662

Total consumer	327,067	994	(733)	327,328

Total loans	1,460,317	3,871	1,042	1,465,230
Allowance for loan losses	(16,634)	—	—	(16,634)

Net loans	$1,443,683	$3,871	$1,042	$1,448,596

	Loan		Deferred	Recorded
December 31, 2014	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$228,380	$385	$680	$229,445
Non owner occupied real estate	297,299	309	506	298,114
Residential spec homes	2,027	2	—	2,029
Development & spec land loans	12,097	28	30	12,155
Commercial and industrial	133,256	859	39	134,154

Total commercial	673,059	1,583	1,255	675,897
Residential mortgage	242,521	737	599	243,857
Residential construction	11,505	21	—	11,526
Mortgage warehouse	129,156	480	—	129,636

Total real estate	383,182	1,238	599	385,019
Direct installment	40,137	129	(375)	39,891
Direct installment purchased	219	—	—	219
Indirect installment	141,868	314	(163)	142,019
Home equity	139,007	568	(234)	139,341

Total consumer	321,231	1,011	(772)	321,470

Total loans	1,377,472	3,832	1,082	1,382,386
Allowance for loan losses	(16,501)	—	—	(16,501)

Net loans	$1,360,971	$3,832	$1,082	$1,365,885

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	March 31	March 31	March 31
	2015	2015	2015
	Heartland	Summit	Total
Commercial	15,378	59,398	$74,776
Real estate	8,460	22,379	30,839
Consumer	6,954	7,749	14,703

Outstanding balance	$30,792	$89,526	$120,318

Carrying amount, net of allowance of $254			$120,064

	December 31 2014 Heartland	December 31 2014 Summit	December 31 2014 Total
Commercial	$18,307	$66,371	$84,678
Real estate	9,734	24,653	34,387
Consumer	8,447	8,975	17,422

Outstanding balance	$36,488	$99,999	$136,487

Carrying amount, net of allowance of $359			$136,128

Accretable yield, or income expected to be collected for the three months ended March 31, is as follows:

	Three Months Ended March 31, 2015
	Heartland	Summit	Total
Balance at January 1	$2,400	$1,268	$3,668
Additions	—	—	—
Accretion	(107)	(99)	(206)
Reclassification from nonaccretable difference	—	—	—
Disposals	(88)	(49)	(137)

Balance at December 31	$2,205	$1,120	$3,325

	Three Months Ended March 31, 2014
	Heartland	Summit	Total
Balance at January 1	$3,185	$—	$3,185
Additions	—	—	—
Accretion	(138)	—	(138)
Reclassification from nonaccretable difference	—	—	—
Disposals	(18)	—	(18)

Balance at December 31	$3,029	$—	$3,029

During the three months ended March 31, 2015 and 2014, the Company decreased the allowance for loan losses by a recovery to the income statement of $105,000 and $0, respectively.

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

	Three Months Ended
	March 31
	2015	2014
	(Unaudited)	(Unaudited)
Balance at beginning of the period	$16,501	$15,992
Loans charged-off:
Commercial
Owner occupied real estate	—	—
Non owner occupied real estate	16	22
Residential development	—	—
Development & Spec Land Loans	—	7
Commercial and industrial	—	—

Total commercial	16	29
Real estate
Residential mortgage	22	22
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	22	22
Consumer
Direct Installment	59	33
Direct Installment Purchased	—	—
Indirect Installment	369	227
Home Equity	200	184

Total consumer	628	444

Total loans charged-off	666	495
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	8	4
Non owner occupied real estate	—	1
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	19	385

Total commercial	27	390
Real estate
Residential mortgage	2	4
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	2	4
Consumer
Direct Installment	29	18
Direct Installment Purchased	—	—
Indirect Installment	101	119
Home Equity	26	74

Total consumer	156	211

Total loan recoveries	185	605

Net loans charged-off (recovered)	481	(110)

Provision charged to operating expense
Commercial	(45)	212
Real estate	933	(604)
Consumer	(274)	392

Total provision charged to operating expense	614	—

Balance at the end of the period	$16,634	$16,102

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

March 31, 2015	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,029	$—	$—	$—	$1,029
Collectively evaluated for impairment	6,593	3,281	1,272	4,205	15,351
Loans acquired with deteriorated credit quality	254	—	—	—	254

Total ending allowance balance	$7,876	$3,281	$1,272	$4,205	$16,634

Loans:
Individually evaluated for impairment	$8,547	$—	$—	$—	$8,547
Collectively evaluated for impairment	687,092	261,155	179,379	327,328	1,454,954
Loans acquired with deteriorated credit quality	1,729	—	—	—	1,729

Total ending loans balance	$697,368	$261,155	$179,379	$327,328	$1,465,230

December 31, 2014	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,589	$—	$—	$—	$1,589
Collectively evaluated for impairment	5,827	2,508	1,132	4,951	14,418
Loans acquired with deteriorated credit quality	494	—	—	—	494

Total ending allowance balance	$7,910	$2,508	$1,132	$4,951	$16,501

Loans:
Individually evaluated for impairment	$11,055	$—	$—	$—	$11,055
Collectively evaluated for impairment	664,251	255,383	129,636	321,470	1,370,740
Loans acquired with deteriorated credit quality	591	—	—	—	591

Total ending loans balance	$675,897	$255,383	$129,636	$321,470	$1,382,386

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

March 31, 2015	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,452	$—	$—	$41	$1,493
Non owner occupied real estate	5,558	—	2,378	560	8,496
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	566	—	985	—	1,551

Total commercial	7,576	—	3,363	601	11,540
Real estate
Residential mortgage	2,547	—	748	2,506	5,801
Residential construction	—	—	261	—	261
Mortgage warehouse	—	—	—	—	—

Total real estate	2,547	—	1,009	2,506	6,062
Consumer
Direct Installment	334	—	—	—	334
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	506	19	—	—	525
Home Equity	2,319	—	339	1,261	3,919

Total Consumer	3,159	19	339	1,261	4,778

Total	$13,282	$19	$4,711	$4,368	$22,380

December 31, 2014	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,773	$—	$—	$44	$1,817
Non owner occupied real estate	7,439	—	217	566	8,222
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	812	—	1,004	—	1,816

Total commercial	10,024	—	1,221	610	11,855
Real estate
Residential mortgage	2,297	40	765	2,526	5,628
Residential construction	—	—	266	—	266
Mortgage warehouse	—	—	—	—	—

Total real estate	2,297	40	1,031	2,526	5,894
Consumer
Direct Installment	227	10	—	—	237
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	557	47	—	—	604
Home Equity	2,207	18	391	1,236	3,852

Total Consumer	2,991	75	391	1,236	4,693

Total	$15,312	$115	$2,643	$4,372	$22,442

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $13.3 million of non-accrual loans and the $4.7 million of non-performing TDRs at March 31, 2015 were $3.0 million and $417,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Credit Officer or the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status.

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

Smaller-balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1–4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to non-accrual status when they are 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including TDRs, are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2015, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2015, the Company had $9.1 million in TDRs and $4.4 million were performing according to the restructured terms and one TDR was returned to accrual status during the first three months of 2015. There was $994,000 of specific reserves allocated to TDRs at March 31, 2015 based on the discounted cash flows.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructuring during the three months ended March 31, 2015 and 2014, segregated by class, are shown in the table below.

	March 31, 2015		March 31, 2014
Commercial	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Owner occupied real estate	1	$2	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	2	398

Total commercial	1	2	2	398
Real estate
Residential mortgage	—	—	—	—
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	—	—	—	—
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	1	32	1	146

Total Consumer	1	32	1	146
	—	—

Total	2	$34	3	$544

Troubled debt restructured loans which had payment defaults during the three months ended March 31, 2015 and 2014, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to non-accrual.

	March 31, 2015		March 31, 2014
Commercial	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Owner occupied real estate	1	$2	—	$—
Non owner occupied real estate	—	—	—	—
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	—	2	398

Total commercial	1	2	2	398
Real estate
Residential mortgage	—	—	1	154
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	—	—	1	154
Consumer
Direct Installment	—	—	—	—
Direct Installment Purchased	—	—	—	—
Indirect Installment	—	—	—	—
Home Equity	—	—	1	146

Total Consumer	—	—	1	146
	—	—

Total	1	$2	4	$698

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending
March 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,076	$1,077	$—	$1,329	$2
Non owner occupied real estate	3,907	3,912	—	4,534	6
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	609	609	—	649	—

Total commercial	5,592	5,598	—	6,512	8
With an allowance recorded
Commercial
Owner occupied real estate	417	417	165	419	—
Non owner occupied real estate	1,590	1,590	184	1,590	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	942	942	680	949	—

Total commercial	2,949	2,949	1,029	2,958	—

Total	$8,541	$8,547	$1,029	$9,470	$8

				Three Months Ending
March 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,145	$1,148	$—	$1,759	$12
Non owner occupied real estate	3,443	3,446	—	3,514	5
Residential development	—	—	—	—	—
Development & Spec Land Loans	24	24	—	24	—
Commercial and industrial	333	349	—	608	—

Total commercial	4,945	4,967	—	5,905	17
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	(1)	—
Non owner occupied real estate	347	347	170	353	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	138	138	40	142	—
Commercial and industrial	1,883	1,883	1,080	1,727	2

Total commercial	2,368	2,368	1,290	2,221	2

Total	$7,313	$7,335	$1,290	$8,126	$19

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

March 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$266	$138	$—	$404	$239,623	$240,027
Non owner occupied real estate	—	84	—	84	308,336	308,420
Residential development	—	—	—	—	3,409	3,409
Development & Spec Land Loans	—	—	—	—	11,229	11,229
Commercial and industrial	320	—	—	320	131,102	131,422

Total commercial	586	222	—	808	693,699	694,507
Real estate
Residential mortgage	357	435	—	792	243,289	244,081
Residential construction	—	—	—	—	15,763	15,763
Mortgage warehouse	—	—	—	—	178,899	178,899

Total real estate	357	435	—	792	437,951	438,743
Consumer
Direct Installment	142	7	—	149	41,327	41,476
Direct Installment Purchased	—	—	—	—	195	195
Indirect Installment	559	80	19	658	146,280	146,938
Home Equity	1,038	519	—	1,557	136,901	138,458

Total consumer	1,739	606	19	2,364	324,703	327,067

Total	$2,682	$1,263	$19	$3,964	$1,456,353	$1,460,317

Percentage of total loans	0.18%	0.09%	0.00%	0.27%	99.73%

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$103	$645	$—	$748	$227,632	$228,380
Non owner occupied real estate	413	—	—	413	296,886	297,299
Residential development	—	—	—	—	2,027	2,027
Development & Spec Land Loans	—	—	—	—	12,097	12,097
Commercial and industrial	19	1	—	20	133,236	133,256

Total commercial	535	646	—	1,181	671,878	673,059
Real estate
Residential mortgage	1,033	193	40	1,266	241,255	242,521
Residential construction	—	—	—	—	11,505	11,505
Mortgage warehouse	—	—	—	—	129,156	129,156

Total real estate	1,033	193	40	1,266	381,916	383,182
Consumer
Direct Installment	113	4	10	127	40,010	40,137
Direct Installment Purchased	—	—	—	—	219	219
Indirect Installment	1,042	243	47	1,332	140,536	141,868
Home Equity	1,084	189	18	1,291	137,716	139,007

Total consumer	2,239	436	75	2,750	318,481	321,231

Total	$3,807	$1,275	$115	$5,197	$1,372,275	$1,377,472

Percentage of total loans	0.28%	0.09%	0.01%	0.38%	99.62%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$227,083	$7,728	$5,216	$—	$240,027
Non owner occupied real estate	296,948	2,330	9,142	—	308,420
Residential development	3,409	—	—	—	3,409
Development & Spec Land Loans	11,153	76	—	—	11,229
Commercial and industrial	128,280	985	2,157	—	131,422

Total commercial	666,873	11,119	16,515	—	694,507
Real estate
Residential mortgage	238,280	—	5,801	—	244,081
Residential construction	15,502	—	261	—	15,763
Mortgage warehouse	178,899	—	—	—	178,899

Total real estate	432,681	—	6,062	—	438,743
Consumer
Direct Installment	41,142	—	334	—	41,476
Direct Installment Purchased	195	—	—	—	195
Indirect Installment	146,413	—	525	—	146,938
Home Equity	134,539	—	3,919	—	138,458

Total Consumer	322,289	—	4,778	—	327,067

Total	$1,421,843	$11,119	$27,355	$—	$1,460,317

Percentage of total loans	97.37%	0.76%	1.87%	0.00%

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$215,875	$7,623	$4,883	$—	$228,381
Non owner occupied real estate	283,518	4,458	9,323	—	297,299
Residential development	2,027	—	—	—	2,027
Development & Spec Land Loans	12,018	79	—	—	12,097
Commercial and industrial	128,589	1,799	2,868	—	133,256

Total commercial	642,027	13,959	17,074	—	673,060
Real estate
Residential mortgage	236,893	—	5,628	—	242,521
Residential construction	11,239	—	266	—	11,505
Mortgage warehouse	129,156	—	—	—	129,156

Total real estate	377,288	—	5,894	—	383,182
Consumer
Direct Installment	39,900	—	237	—	40,137
Direct Installment Purchased	219	—	—	—	219
Indirect Installment	141,264	—	604	—	141,868
Home Equity	135,155	—	3,852	—	139,007

Total Consumer	316,538	—	4,693	—	321,231

Total	$1,335,854	$13,959	$27,661	$—	$1,377,473

Percentage of total loans	96.98%	1.01%	2.01%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 8 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at March 31, 2015 and December 31, 2014. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2015, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2015, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $106.6 million at March 31, 2015 and $102.7 million at December 31, 2014.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2015, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivative		Liability Derivatives
	March 31, 2015		March 31, 2015
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$2,208
Interest rate contracts	Other Assets	2,208	Other liabilities	3,666

Total derivatives designated as hedging instruments		2,208		5,874

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	636	Other liabilities	—

Total derivatives not designated as hedging instruments		636		—

Total derivatives		$2,844		$5,874

	Asset Derivative		Liability Derivatives
	December 31, 2014		December 31, 2014
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,208
Interest rate contracts	Other Assets	1,208	Other liabilities	3,339

Total derivatives designated as hedging instruments		1,208		4,547

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	447	Other liabilities	—

Total derivatives not designated as hedging instruments		447		—

Total derivatives		$1,655		$4,547

The effect of the derivative instruments on the condensed consolidated statement of income for the three month periods ending is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended March 31
Derivative in cash flow	2015	2014
hedging relationship	(Unaudited)	(Unaudited)
Interest rate contracts	$(214)	$(146)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended March 31
Derivative in fair value	Location of gain (loss)	2015	2014
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income - loans	$719	$207
Interest rate contracts	Interest income - loans	(719)	(207)

Total		$—	$—

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended March 31
Derivative not designated	Location of gain (loss)	2015	2014
as hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$189	$240

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available for sale securities

When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage-backed pools, private-label mortgage-backed pools and corporate notes. Level 2 securities are valued by a first party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model, is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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

Interest rate swap agreements

The fair value of the Company’s interest rate swap agreements is estimated by a first party using inputs that are primarily unobservable including a yield curve, adjusted for liquidity and credit risk, contracted terms and discounted cash flow analysis, and therefore, are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Available-for-sale securities
U.S. Treasury and federal agencies	$28,421	$—	$28,421	$—
State and municipal	51,576	—	51,576	—
Federal agency collateralized mortgage obligations	121,719	—	121,719	—
Federal agency mortgage-backed pools	129,267	—	129,267	—
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	50	—	50	—

Total available-for-sale securities	331,033	—	331,033	—
Hedged loans	104,383	—	104,383	—
Forward sale commitments	636	—	636	—
Interest rate swap agreements	(5,874)	—	(5,874)	—
Commitments to originate loans	—	—	—	—
December 31, 2014
Available-for-sale securities
U.S. Treasury and federal agencies	$26,823	$—	$26,823	$—
State and municipal	47,952	—	47,952	—
Federal agency collateralized mortgage obligations	122,860	—	122,860	—
Federal agency mortgage-backed pools	125,395	—	125,395	—
Private labeled mortgage-backed pools	689	—	689	—
Corporate notes	45	—	45	—

Total available-for-sale securities	323,764	—	323,764	—
Hedged loans	101,445	—	101,445	—
Forward sale commitments	447	—	447	—
Interest rate swap agreements	(4,546)	—	(4,546)	—
Commitments to originate loans	—	—	—	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended March 31
	2015	2014
	(Unaudited)	(Unaudited)
Non Interest Income
Total gains and losses from:
Hedged loans	$719	$207
Fair value interest rate swap agreements	(719)	(207)
Derivative loan commitments	189	240

	$189	$240

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans	$7,512	$—	$—	$7,512
Mortgage servicing rights	7,854	—	—	7,854
December 31, 2014
Impaired loans	$9,464	$—	$—	$9,464
Mortgage servicing rights	7,642	—	—	7,642

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value decreased by $76,000 during the first three months of 2015 and increased by $5,000 during the first three months of 2014.

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Fair Value at	Valuation		Range (Weighted
	March 31, 2015	Technique	Unobservable Inputs	Average)
Impaired loans	$7,512	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$7,854	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at	Valuation		Range (Weighted
	December 31, 2014	Technique	Unobservable Inputs	Average)
Impaired loans	$9,464	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$7,642	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2015 and December 31, 2014. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Due from Banks - The carrying amounts approximate fair value.

Held-to-Maturity Securities - For debt securities held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.

Loans Held for Sale - The carrying amounts approximate fair value.

Net Loans - The fair value of portfolio loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amounts of loans held for sale approximate fair value.

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

	March 31, 2015
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$38,676	$38,676	$—	$—
Investment securities, held to maturity	164,282	—	171,405	—
Loans held for sale	6,229	—	—	6,229
Loans excluding loan level hedges, net	1,340,342	—	—	1,379,815
Stock in FHLB and FRB	11,348	—	11,348	—
Interest receivable	8,431	—	8,431	—
Liabilities
Non-interest bearing deposits	$285,181	$285,181	$—	$—
Interest-bearing deposits	1,179,915	—	1,134,694	—
Borrowings	440,415	—	438,547	—
Subordinated debentures	32,680	—	32,674	—
Interest payable	504	—	504	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2014
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$43,476	$43,476	$—	$—
Investment securities, held to maturity	165,767	—	169,904	—
Loans held for sale	6,143	—	—	6,143
Loans excluding loan level hedges, net	1,260,608	—	—	1,295,133
Stock in FHLB and FRB	11,348	—	11,348	—
Interest receivable	8,246	—	8,246	—
Liabilities
Non-interest bearing deposits	$267,667	$267,667	$—	$—
Interest-bearing deposits	1,214,652	—	1,158,912	—
Borrowings	351,198	—	348,597	—
Subordinated debentures	32,642	—	32,669	—
Interest payable	497	—	497	—

Note 11 – Accumulated Other Comprehensive Income

	March 31	December 31
	2015	2014
Unrealized gain on securities available for sale	$5,856	$4,018
Unamortized gain on securities held to maturity, previously transferred from AFS	1,544	1,658
Unrealized loss on derivative instruments	(3,666)	(3,337)
Tax effect	(1,307)	(818)

Total accumulated other comprehensive income	$2,427	$1,521

Note 12 – Regulatory Capital

Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For March 31, 2015, Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (March 31, 2015) and Tier I leverage ratios as set forth in the table below. As of March 31, 2015 and December 31, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the first quarter of 2015 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Horizon and the Bank’s actual and required capital ratios as of March 31, 2015 and December 31, 2014 were as follows:

			Required For Capital[1]		Well Capitalized Under Prompt[1]
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total capital[1] (to risk-weighted assets)
Consolidated	$218,613	13.74%	$127,286	8.00%	N/A	N/A
Bank	195,409	12.35%	126,581	8.00%	$158,226	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	201,979	12.69%	95,498	6.00%	N/A	N/A
Bank	178,775	11.30%	94,925	6.00%	126,566	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	156,411	9.83%	71,602	4.50%	N/A	N/A
Bank	178,775	11.30%	71,194	4.50%	102,835	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	201,979	9.97%	81,035	4.00%	N/A	N/A
Bank	178,775	8.77%	81,539	4.00%	101,924	5.00%
As of December 31, 2014
Total capital[1] (to risk-weighted assets)
Consolidated	$212,276	14.48%	$117,280	8.00%	N/A	N/A
Bank	192,604	13.08%	117,801	8.00%	$147,251	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	195,775	13.35%	58,659	4.00%	N/A	N/A
Bank	176,103	11.96%	58,897	4.00%	88,346	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	195,775	9.76%	80,236	4.00%	N/A	N/A
Bank	176,103	8.80%	80,047	4.00%	100,059	5.00%

[1]	As defined by regulatory agencies

Note 13 – Business Combination

On February 18, 2015, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”). Pursuant to the Merger Agreement, Peoples would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Peoples Federal Savings Bank of DeKalb County, a federally chartered stock savings bank and wholly-owned subsidiary of Peoples, would merge with and into a wholly-owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

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

Note 14 – Future Accounting Matters

The FASB has issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.

Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.

The FASB has issued an Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810):

Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities.

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ (Codification) and improves current GAAP by:

•	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

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

For the Three Months Ended March 31, 2015

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

The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2014 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northwestern and Central Indiana and Southwestern and South Central Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.

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

Following are some highlights of Horizon’s financial performance through the first quarter of 2015:

•	Net income for the first quarter of 2015 increased 56.8% or $1.9 million compared to the same period in 2014 to $5.4 million or $.55 diluted earnings per share.

•	Total loans increased 24.3% on an annualized basis during the first quarter of 2015.

•	Excluding mortgage warehouse loans, total loans increased 10.7% on an annualized basis during the first quarter of 2015.

•	Commercial loans increased 12.9% on an annualized basis during the first quarter of 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

•	Net interest income for the first quarter of 2015 increased 27.2% or $3.6 million compared to the same period in 2014.

•	Non-interest income for the first quarter of 2015 increased 28.0% or $1.5 million compared to the same period in 2014.

•	Net interest margin, excluding the impact of acquisitions (“core net interest margin”), was 3.47% for the first quarter of 2015 compared to 3.38% for the same period in 2014.

•	Return on average assets was 1.05% for the first quarter of 2015.

•	Return on average common equity was 11.66% for the first quarter of 2015.

•	Horizon’s tangible book value per share rose to $16.80 at March 31, 2015, compared to $16.26 at December 31, 2014 and $15.52 at March 31, 2014. $16.80 is the highest tangible book value per share in the company’s history.

•	On February 19, 2015, Horizon announced a planned merger agreement with Peoples Bancorp and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, headquartered in Auburn, Indiana.

•	Horizon’s full-service Carmel, Indiana office opened on February 23, 2015.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2014 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2015, Horizon had core deposit intangibles of $3.7 million subject to amortization and $28.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2015 was $23.39 per share compared to a book value of $20.25 per common share.

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

Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized mortgage servicing rights. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, Horizon utilizes a first-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including Horizon’s own historical prepayment experience. For purposes of model valuation, estimates are made for each product type within the mortgage servicing rights portfolio on a monthly basis. In addition, on a quarterly basis Horizon engages a first party to independently test the value of its servicing asset.

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

And Results of Operations

For the Three Months Ended March 31, 2015

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

Financial Condition

On March 31, 2015, Horizon’s total assets were $2.2 billion, an increase of approximately $77.0 million compared to December 31, 2014. The increase was primarily due to the growth in net loans of $82.7 million.

Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$28,400	$28,421	$26,996	$26,823
State and municipal	50,036	51,576	46,535	47,952
Federal agency collateralized mortgage obligations	120,785	121,719	122,930	122,860
Federal agency mortgage-backed pools	125,923	129,267	122,583	125,395
Private labeled mortgage-backed pools	—	—	670	689
Corporate notes	32	50	32	45

Total available for sale investment securities	$325,176	$331,033	$319,746	$323,764

Held to maturity
U.S. Treasury and federal agencies	$9,824	$9,981	$9,804	$9,886
State and municipal	128,558	134,594	129,595	132,887
Federal agency collateralized mortgage obligations	3,873	3,918	4,039	4,073
Federal agency mortgage-backed pools	22,027	22,912	22,329	23,058

Total held to maturity investment securities	$164,282	$171,405	$165,767	$169,904

Total investment securities increased by approximately $5.8 million at March 31, 2015 compared to December 31, 2014 due to the reinvestment of investment security cash flows held at December 31, 2014 during the first quarter.

Total loans increased $82.8 million since December 31, 2014 to $1.5 billion as of March 31, 2015. This increase was the result of an increase in commercial loans of $21.4 million, mortgage warehouse loans of $49.7 million, residential mortgage loans of $5.8 million and consumer loans of $5.9 million. The growth in total loans during the three months ended March 31, 2015 is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint and market expansion.

The following table presents the amount and growth rate of loans by product type for the three months ended March 31, 2015.

Loan Growth by Type

Three Months Ended March 31, 2015

(Dollars in Thousands)

					Annualized
	March 31	December 31	Amount	Percent	Percent
	2015	2014	Change	Change	Change
	(Unaudited)
Commercial loans	$695,736	$674,314	$21,422	3.2%	12.9%
Residential mortgage loans	260,390	254,625	5,765	2.3%	9.2%
Consumer loans	326,334	320,459	5,875	1.8%	7.4%
Held for sale loans	6,229	6,143	86	1.4%	5.7%

Subtotal	1,288,689	1,255,541	33,148	2.6%	10.7%
Mortgage warehouse loans	178,899	129,156	49,743	38.5%	156.2%

Total loans	$1,467,588	$1,384,697	$82,891	6.0%	24.3%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

Total deposits decreased $17.2 million since December 31, 2014. This decrease was primarily the result of a decrease in municipal deposits and time deposits, partially offset by an increase in non-interest bearing deposits. The decrease in municipal deposits is seasonal and is impacted by the timing of property tax payment collection and disbursement. Non-interest bearing deposit accounts increased by $17.5 million, interest-bearing transaction accounts decreased by $25.4 million and time deposits decreased by $9.4 million during the three months ended March 31, 2015.

The Company’s borrowings increased $89.2 million from December 31, 2014 as total loan growth of $82.8 million outpaced the decrease in deposits of $17.2 million during the three months ended March 31, 2015, thereby increasing the Company’s reliance on borrowings to fund loan growth during the period. At March 31, 2015, the Company had $166.0 million in short-term funds borrowed compared to $95.0 million at December 31, 2014. The Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in municipal deposits and mortgage warehouse lending.

Stockholders’ equity totaled $199.5 million at March 31, 2015 compared to $194.4 million at December 31, 2014. The increase in stockholders’ equity during the period was the result of the generation of net income and an increase in accumulated other comprehensive income, net of dividends declared. At March 31, 2015, the ratio of average stockholders’ equity to average assets was 9.56% compared to 9.56% for December 31, 2014. Book value per common share at March 31, 2015 increased to $20.25 compared to $19.75 at December 31, 2014.

Results of Operations

Overview

Consolidated net income for the three-month period ended March 31, 2015 was $5.4 million, an increase of 56.8% from the $3.4 million for the same period in 2014. Earnings per common share for the three months ended March 31, 2015 were $0.58 basic and $0.55 diluted, compared to $0.39 basic and $0.38 diluted for the same three-month period in 2014. Diluted earnings per share increased by $.17 compared to the same three-month period in 2014 due to an increase in interest income due to loan growth and an increase in accretion income from acquisition-related purchase accounting adjustments and an increase in non-interest income primarily due to an increase in gain in sale of loans and fiduciary activities, partially offset by an increase in non-interest expense primarily due to an increase in salaries and employee benefits from company growth and an increase in loan volume and an increase in the amount of shares outstanding as a result of the Summit acquisition.

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

Net interest income during the three months ended March 31, 2015 was $16.9 million, an increase of $3.6 million from the $13.3 million earned during the same period in 2014. Yields on the Company’s interest-earning assets increased by 10 basis points to 4.39% for the three months ending March 31, 2015 from 4.29% for the three months ended March 31, 2014. Interest income increased $3.6 million from $16.5 million for the three months ended March 31, 2014 to $20.1 million for the same period in 2014. This increase was due

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

to an increase in interest-earning assets offset by lower yields on loans and investment securities and an increase in interest income from acquisition-related purchase accounting adjustments from $389,000 for the first quarter of 2014 to $1.1 million for the same period of 2015.

Rates paid on interest-bearing liabilities decreased by 15 basis points for the three months ended March 31, 2015 compared to the same period in 2014 due to the continued low interest rate environment. Interest expense increased $12,000 compared to the three months ended March 31, 2014 to $3.2 million for the same period in 2015. This increase was due to higher balances of both interest-bearing deposits and borrowings. The net interest margin increased 22 basis points from 3.48% for the three months ended March 31, 2014 to 3.70% for the same period in 2015. The increase in the margin for the three months ended March 31, 2015 compared to the same period in 2014 was due to loan growth resulting in a higher ratio of loans to average earning assets, lower funding costs and an increase of $694,000 of interest income from acquisition-related purchase accounting adjustments, partially offset by a decrease in yield on loans and investment securities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.47% for the three-month period ending March 31, 2015 compared to 3.38% for the same period in 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$4,804	$2	0.17%	$7,439	$4	0.22%
Interest-earning deposits	10,772	3	0.11%	5,722	3	0.21%
Investment securities—taxable	360,554	2,149	2.42%	386,793	2,383	2.50%
Investment securities—non-taxable (1)	140,748	1,077	4.31%	147,840	1,123	4.28%
Loans receivable (2)(3)	1,382,992	16,862	4.96%	1,050,491	12,954	5.00%

Total interest-earning assets (1)	1,899,870	20,093	4.39%	1,598,285	16,467	4.29%
Non-interest-earning assets
Cash and due from banks	28,994			24,890
Allowance for loan losses	(16,489)			(16,166)
Other assets	157,553			138,322

	$2,069,928			$1,745,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,215,862	$1,232	0.41%	$1,079,514	$1,277	0.48%
Borrowings	337,430	1,479	1.78%	228,138	1,422	2.53%
Subordinated debentures	32,657	496	6.16%	32,502	496	6.19%

Total interest-bearing liabilities	1,585,949	3,207	0.82%	1,340,154	3,195	0.97%
Non-interest-bearing liabilities
Demand deposits	271,158			223,974
Accrued interest payable and other liabilities	14,989			12,807
Shareholders’ equity	197,832			168,396

	$2,069,928			$1,745,331

Net interest income/spread		$16,886	3.57%		$13,272	3.32%

Net interest income as a percent of average interest earning assets (1)			3.70%			3.48%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolios. During the three-month period ended March 31, 2015, a provision of $614,000 was required to adequately fund the ALLL compared to no provision for the same period of 2014. Commercial loan net charge-offs during the three months ended March 31, 2015 were negative $11,000, residential mortgage loan net charge-offs were $20,000 and consumer loan net charge-offs were $472,000. The higher provision for loan losses in the first quarter of 2015 compared to the same period of 2014 was primarily due to continued loan growth. The ALLL balance at March 31, 2015 was $16.6 million or 1.13% of

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

total loans. This compares to an ALLL balance of $16.5 million at December 31, 2014 or 1.19% of total loans. The decrease in the ratio at March 31, 2015 compared to December 31, 2014 was due to an increase in total loans of $82.8 million and improving trends in classified and non-performing loans.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 1.22% as of March 31, 2015. The table below details Horizon’s loan loss reserve ratio composition as of March 31, 2015.

Allowance for Loan and Lease Loss Detail

As of March 31, 2015

(Dollars in Thousands, Unaudited)

	Horizon
	Legacy	Heartland	Summit	Total
Pre-discount loan balance	$1,341,040	$32,854	$93,760	$1,467,654
Allowance for loan losses (ALLL)	16,380	254	—	16,634
Loan discount	N/A	2,061	4,234	6,295

Total ALLL+loan discount	16,380	2,315	4,234	22,929

Loans, net	$1,324,660	$30,539	$89,526	$1,444,725

ALLL/ pre-discount loan balance	1.22%	0.77%	0.00%	1.13%
Loan discount/ pre-discount loan balance	N/A	6.27%	4.52%	0.43%
Total ALLL+loan discount/ pre-discount loan balance	1.22%	7.05%	4.52%	1.56%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of March 31, 2015.

Non-performing loans totaled $22.4 million on March 31, 2015 and December 31, 2014. Compared to December 31, 2014, non-performing real estate loans and consumer loans increased by $168,000 and $85,000, respectively, offset by a decrease of $315,000 in non-performing commercial loans.

At March 31, 2015, loans acquired represented $3.6 million in non-performing, $4.7 million in substandard and $242,000 in delinquent loans.

Other Real Estate Owned (OREO) totaled $749,000 on March 31, 2015, down from $1.2 million on December 31, 2014 and $1.7 million on March 31, 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
	March 31	March 31	Amount	Percent
	2015	2014	Change	Change
Non-interest Income
Service charges on deposit accounts	$999	$923	$76	8.2%
Wire transfer fees	151	112	39	34.8%
Interchange fees	1,102	959	143	14.9%
Fiduciary activities	1,297	1,048	249	23.8%
Gain on sale of securities	124	—	124	100.0%
Gain on sale of mortgage loans	2,379	1,411	968	68.6%
Mortgage servicing net of impairment	179	207	(28)	-13.5%
Increase in cash surrender value of bank owned life insurance	258	233	25	10.7%
Death benefit on officer life insurance	145	—	145	100.0%
Other income	432	629	(197)	-31.3%

Total non-interest income	$7,066	$5,522	$1,544	28.0%

Total non-interest income was $1.5 million higher in the first quarter of 2015 compared to the same period of 2014. Interchange fees increased by $143,000, primarily due to an increase in volume. Fiduciary activity fees increased $249,000, primarily due to customer and market value growth. Gain on sale of securities increased $124,000 during the first quarter of 2015. This gain was the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The sale of securities was also used to fund loan growth. Residential mortgage loan activity during the first quarter of 2015 generated $2.4 million of income from the gain on sale of mortgage loans, up $968,000 from the same period in 2014. The increase in the gain on sale of mortgage loans was due to an increase in total loans sold of $32.9 million from $36.0 million in the first quarter of 2014 to $68.9 million in the same period of 2015, partially offset by a decrease in the percentage earned on the sale of these loans. The Company also recognized a $145,000 death benefit on officer life insurance during the first quarter of 2015. Other income decreased by $197,000 compared to the previous year due to a nonrecurring gain recognized in the first quarter of 2014.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	March 31	March 31	Amount	Percent
	2015	2014	Change	Change
Non-interest expense
Salaries	$5,633	$5,356	$277	5.2%
Commission and bonuses	1,167	480	687	143.1%
Employee benefits	1,704	1,647	57	3.5%
Net occupancy expenses	1,551	1,424	127	8.9%
Data processing	923	870	53	6.1%
Professional fees	527	608	(81)	-13.3%
Outside services and consultants	626	661	(35)	-5.3%
Loan expense	1,257	1,015	242	23.8%
FDIC deposit insurance	337	256	81	31.6%
Other losses	(45)	38	(83)	-218.4%
Other expense	2,388	2,159	229	10.6%

Total non-interest expense	$16,068	$14,514	$1,554	10.7%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

Total non-interest expenses were $1.6 million higher in the first quarter of 2015 compared to the same period of 2014. Salaries increased $277,000 compared to the same period of 2014 primarily due to changes in annual merit pay and larger employee base. Commission and bonuses increased by $687,000 due to an increase in loan volume, larger employee base and first quarter performance in 2015. Net occupancy expenses increased $127,000 primarily due to market expansion. Loan expense increased $242,000 primarily due to an increase in loan origination volume. Other expenses increased $229,000 in the first quarter of 2015 compared to the same period in 2014 primarily due to the Company’s growth and expansion efforts. In addition, expenses were impacted in the first quarter of 2015 due to one-time transaction related costs of approximately $146,000.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the three months ended March 31, 2015, cash and cash equivalents decreased by approximately $4.8 million. At March 31, 2015, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $252.9 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $301.4 million at December 31, 2014 and $317.1 million at March 31, 2014.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2015. Stockholders’ equity totaled $199.5 million as of March 31, 2015, compared to $194.4 million as of December 31, 2014. For the three months ended March 31, 2015 and the year ended December 31, 2014, the ratio of average stockholders’ equity to average assets was 9.56%. The increase in stockholders’ equity during the period was the result of the generation of net income, an increase in accumulated other comprehensive income, net of dividends declared.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending March 31, 2015, the dividend cost was approximately $31,000, or 1.0% annualized. Quarterly dividend payments for the year ending December 31, 2015 will be approximately $31,000, or 1.0% annualized. The Company plans to reserve cash so that it has the ability to redeem this preferred stock if and when the cost of this capital exceeds the cost of other forms of capital, subject to regulatory approval.

Horizon declared common stock dividends in the amount of $0.14 per share during the first three months of 2015 compared to $0.11 per share for the same period of 2014. The dividend payout ratio (dividends as a percent of basic earnings per share) was 24.2% and 28.0% for the first three months of 2015 and 2014, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2014.

Basel III

In July 2013, the federal banking agencies approved final rules to be phased in from 2015 to 2019 implementing the U.S. Basel Committee on Banking Supervision’s capital framework (“Basel III”) for all U.S. banks and for bank holding companies. Under these final rules, minimum requirements have increased for

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

both the quantity and quality of capital held by Horizon and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% (increased from 4.0%), a total capital ratio of 8% (unchanged from prior rules) and a minimum leverage ratio of 4.0%. The final rules also require a Tier 1 capital conservation buffer above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. Institutions that do not maintain the required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of certain bonuses to senior executive management. The capital conservation buffer requirement will be phased in over three years beginning in 2016 at 0.625% of risk-weighted assets and ending at 2.5% of risk-weighted assets for 2019 and thereafter, effectively raising each minimum capital ratio by 2.5%.

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

These new minimum capital ratios became effective for Horizon on January 1, 2015, and will be fully phased-in on January 1, 2019. Horizon’s management believes that, as of March 31, 2015, Horizon and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis, as if such requirements were currently in effect.

Use of Non-GAAP Financial Measures

Certain information set forth in this quarterly report on Form 10-Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non-GAAP financial measures of the net interest margin and the allowance for loan and lease losses excluding the impact of acquisition-related purchase accounting adjustments and net income and diluted earnings per share excluding the impact of one-time costs related to acquisitions, acquisition-related purchase accounting adjustments and other events that are considered to be non-recurring. Horizon believes that these non-GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and one-time costs of acquisitions and non-core items, although these measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months Ended March 31, 2015

Non-GAAP Reconciliation of Net Interest Margin

(Dollar Amounts in Thousands)

	Three Months Ended
	March 31	December 31	March 31
	2015	2014	2014
	(Unaudited)		(Unaudited)
Net Interest Margin As Reported
Net interest income	$16,886	$16,523	$13,272
Average interest-earning assets	1,899,870	1,865,750	1,598,285
Net interest income as a percent of average interest-earning assets	3.70%	3.64%	3.48%
Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(1,083)	$(719)	$(389)
Net Interest Margin Excluding Impact of Acquisitions
Net interest income	$15,803	$15,804	$12,883
Average interest-earning assets	1,899,870	1,865,750	1,598,285
Net interest income as a percent of average interest-earning assets	3.47%	3.49%	3.38%

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three Months Ended March 31, 2015

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2014 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2014 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2015, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2015, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months Ended March 31, 2015

ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10-K for 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months Ended March 31, 2015

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1*	Form of 2013 Omnibus Equity Incentive Plan Performance Share Award Agreement (with restrictions)

10.2*	Form of 2013 Omnibus Equity Incentive Plan Performance Share Award Agreement (without restrictions)

10.3*	Form of 2013 Omnibus Equity Incentive Plan Stock Option Agreement (with restrictions)

10.4*	Form of 2013 Omnibus Equity Incentive Plan Stock Option Agreement (without restrictions)

101	Interactive Data Files

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: May 4, 2015	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 4, 2015	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 10.1*	Form of 2013 Omnibus Equity Incentive Plan Performance Share Award Agreement (with restrictions)	Attached

Exhibit 10.2*	Form of 2013 Omnibus Equity Incentive Plan Performance Share Award Agreement (without restrictions)	Attached

Exhibit 10.3*	Form of 2013 Omnibus Equity Incentive Plan Stock Option Agreement (with restrictions)	Attached

Exhibit 10.4*	Form of 2013 Omnibus Equity Incentive Plan Stock Option Agreement (without restrictions)	Attached

Exhibit 101	Interactive Data Files	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements.