Form 10-Q
period 2015-06-30
HORIZON BANCORP /IN/
filed 2015-08-10
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,256,026 shares of Common Stock, no par value, at August 10, 2015.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	June 30 2015	December 31 2014
	(Unaudited)
Assets
Cash and due from banks	$43,857	$43,476
Investment securities, available for sale	330,970	323,764
Investment securities, held to maturity (fair value of $167,581 and $169,904)	162,661	165,767
Loans held for sale	7,677	6,143
Loans, net of allowance for loan losses of $16,421 and $16,501	1,502,862	1,362,053
Premises and equipment, net	54,778	52,461
Federal Reserve and Federal Home Loan Bank stock	11,080	11,348
Goodwill	28,176	28,176
Other intangible assets	3,531	3,965
Interest receivable	8,823	8,246
Cash value of life insurance	39,897	39,382
Other assets	24,995	32,141

Total assets	$2,219,307	$2,076,922

Liabilities
Deposits
Non-interest bearing	$307,215	$267,667
Interest bearing	1,277,508	1,214,652

Total deposits	1,584,723	1,482,319
Borrowings	385,236	351,198
Subordinated debentures	32,719	32,642
Interest payable	461	497
Other liabilities	14,037	15,852

Total liabilities	2,017,176	1,882,508

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 9,313,779 and 9,278,916 shares Outstanding, 9,256,026 and 9,213,036 shares	—	—
Additional paid-in capital	46,622	45,916
Retained earnings	141,889	134,477
Accumulated other comprehensive income	1,120	1,521

Total stockholders’ equity	202,131	194,414

Total liabilities and stockholders’ equity	$2,219,307	$2,076,922

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$17,981	$16,631	$34,843	$29,585
Investment securities
Taxable	2,067	2,395	4,221	4,785
Tax exempt	1,079	1,096	2,156	2,219

Total interest income	21,127	20,122	41,220	36,589

Interest Expense
Deposits	1,237	1,355	2,469	2,632
Borrowed funds	1,539	1,478	3,018	2,900
Subordinated debentures	501	501	997	997

Total interest expense	3,277	3,334	6,484	6,529

Net Interest Income	17,850	16,788	34,736	30,060
Provision for loan losses	1,906	339	2,520	339

Net Interest Income after Provision for Loan Losses	15,944	16,449	32,216	29,721

Non-interest Income
Service charges on deposit accounts	1,085	1,038	2,084	1,961
Wire transfer fees	182	145	333	257
Interchange fees	1,366	1,254	2,468	2,213
Fiduciary activities	1,216	1,199	2,513	2,247
Gain on sale of investment securities (includes $0 for the three months ended and $124 for the six months ended June 30, 2015 and $0 for the three and six months ended June 30, 2014, related to accumulated other comprehensive earnings reclassifications)	—	—	124	—
Gain on sale of mortgage loans	2,642	2,537	5,021	3,948
Mortgage servicing income net of impairment	300	233	479	440
Increase in cash value of bank owned life insurance	257	252	515	485
Death benefit on bank owned life insurance	—	—	145	—
Other income	138	(31)	570	598

Total non-interest income	7,186	6,627	14,252	12,149

Non-interest Expense
Salaries and employee benefits	8,385	8,293	16,889	15,776
Net occupancy expenses	1,375	1,360	2,926	2,784
Data processing	966	937	1,889	1,807
Professional fees	660	419	1,187	1,027
Outside services and consultants	918	1,298	1,544	1,959
Loan expense	1,367	1,272	2,624	2,287
FDIC insurance expense	339	285	676	541
Other losses	150	95	105	133
Other expense	2,490	2,449	4,878	4,608

Total non-interest expense	16,650	16,408	32,718	30,922

Income Before Income Tax	6,480	6,668	13,750	10,948
Income tax expense (includes $0 for the three months ended and $43 for the six months ended June 30, 2015 and $0 for the three and six months ended June 30, 2014, related to income tax expense from reclassification items)	1,752	1,890	3,664	2,753

Net Income	4,728	4,778	10,086	8,195
Preferred stock dividend	(31)	(32)	(63)	(63)

Net Income Available to Common Shareholders	$4,697	$4,746	$10,023	$8,132

Basic Earnings Per Share	$0.51	$0.52	$1.09	$0.91
Diluted Earnings Per Share	0.49	0.50	1.04	0.88

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$4,728	$4,778	$10,086	$8,195

Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	511	(317)	182	(542)
Income tax effect	(179)	111	(64)	190

Changes from derivative instruments	332	(206)	118	(352)

Change in securities available-for-sale:
Unrealized appreciation (depreciation) for the period on AFS securities	(2,364)	2,336	(650)	6,762
Unrealized depreciation for the period on held-to-maturity	(158)	(108)	(272)	(108)
Reclassification adjustment for securities gains realized in income	—	—	124	—
Income tax effect	882	(779)	279	(2,329)

Unrealized gains (losses) on available-for-sale securities	(1,640)	1,449	(519)	4,325

Other Comprehensive Income (Loss), Net of Tax	(1,308)	1,243	(401)	3,973

Comprehensive Income	$3,420	$6,021	$9,685	$12,168

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2015	$12,500	$45,916	$134,477	$1,521	$194,414
Net income			10,086		10,086
Other comprehensive income, net of tax				(401)	(401)
Amortization of unearned compensation		179			179
Exercise of stock options		290			290
Tax benefit related to stock options		99			99
Stock option expense		138			138
Cash dividends on preferred stock (1.00%)			(63)		(63)
Cash dividends on common stock ($.28 per share)			(2,611)		(2,611)

Balances, June 30, 2015	$12,500	$46,622	$141,889	$1,120	$202,131

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2015	2014
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$10,086	$8,195
Items not requiring (providing) cash
Provision for loan losses	2,520	339
Depreciation and amortization	1,883	1,805
Share based compensation	138	87
Mortgage servicing rights net (recovery) impairment	356	(38)
Premium amortization on securities available for sale, net	1,289	1,132
Gain on sale of investment securities	(124)	—
Gain on sale of mortgage loans	(5,021)	(3,948)
Proceeds from sales of loans	155,746	93,991
Loans originated for sale	(152,259)	(94,048)
Change in cash value of life insurance	(515)	(485)
Gain on sale of other real estate owned	(206)	(173)
Net change in
Interest receivable	(577)	(432)
Interest payable	(36)	(50)
Other assets	4,099	702
Other liabilities	(1,511)	(1,190)

Net cash provided by operating activities	15,868	5,887

Investing Activities
Purchases of securities available for sale	(47,958)	(52,484)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	40,359	35,828
Purchases of securities held to maturity	—	(4,839)
Proceeds from maturities of securities held to maturity	1,535	7,900
Purchase of Federal Reserve Bank stock	—	(6)
Proceeds from the sale of FHLB stock	268	—
Net change in loans	(142,131)	(130,424)
Proceeds on the sale of OREO and repossessed assets	1,793	2,095
Purchases of premises and equipment	(3,587)	(3,326)
Acquisition of SCB	—	7,925
Purchase of Mortgage Company	—	(736)

Net cash used in investing activities	(149,721)	(138,067)

Financing Activities
Net change in
Deposits	102,404	86,564
Borrowings	34,115	66,993
Proceeds from issuance of stock	389	—
Dividends paid on common shares	(2,611)	(2,231)
Dividends paid on preferred shares	(63)	(63)

Net cash provided by financing activities	134,234	151,263

Net Change in Cash and Cash Equivalents	381	19,083
Cash and Cash Equivalents, Beginning of Period	43,476	31,721

Cash and Cash Equivalents, End of Period	$43,857	$50,804

Additional Supplemental Information
Interest paid	$6,519	$6,527
Income taxes paid	3,700	600
Transfer of loans to other real estate owned	(1,384)	1,999
Transfer of available-for-sale securities to held-to-maturity	—	167,047
The Company purchased all of the capital stock of Summit for $18,896. In conjunction with the acquisition, liabilities were assumed as follows:	—	158,585
Fair value of assets acquired	—	6,207
Cash paid to retire Summit debt	—	1,029
Cash paid for the capital stock	—	138,660

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2015 and June 30, 2014 are not necessarily indicative of the operating results for the full year of 2015 or 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$4,728	$4,778	$10,086	$8,195
Less: Preferred stock dividends	31	32	63	63

Net income available to common shareholders	$4,697	$4,746	$10,023	$8,132

Weighted average common shares outstanding	9,240,005	9,182,986	9,228,075	8,908,492

Basic earnings per share	$0.51	$0.52	$1.09	$0.91

Diluted earnings per share
Net income available to common shareholders	$4,697	$4,746	$10,023	$8,132

Weighted average common shares outstanding	9,240,005	9,182,986	9,228,075	8,908,492
Effect of dilutive securities:
Warrants	324,698	303,399	323,198	308,060
Restricted stock	34,892	38,003	30,816	38,717
Stock options	37,991	36,551	33,462	38,154

Weighted average shares outstanding	9,637,586	9,560,939	9,615,551	9,293,423

Diluted earnings per share	$0.49	$0.50	$1.04	$0.88

There were 2,500 and 41,444 shares for the three and six months ended June 30, 2015, respectively, and 45,766 shares for both the three and six months ended June 30, 2014 which were not included in the computation of diluted earnings per share because they were non-dilutive.

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

Note 2 – Acquisitions

On February 18, 2015, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Peoples Bancorp, Inc., an Indiana corporation (“Peoples”). Pursuant to the Merger Agreement, Peoples would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), a federally chartered stock savings bank and wholly owned subsidiary of Peoples, would merge with and into a wholly owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

On July 1, 2015 Horizon completed the acquisition of Peoples and Horizon Bank N.A.’s acquisition of Peoples FSB, through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 0.95 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 2,192,202. Horizon’s stock price was $25.32 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million.

As of July 1, 2015, Peoples had total assets of approximately $462.7 million, total deposits of approximately $350.6 million and total net loans of approximately $226.6 million.

Utilizing June 30, 2015 financials for both Horizon and Peoples and an estimate of the fair market value adjustments associated with the merger, Horizon would have total assets of approximately $2.7 billion, total deposits of approximately $1.9 billion and total net loans of approximately $1.7 billion on a pro forma basis. The accounting for the business combination is not yet complete and therefore all required disclosures for a business combination have not been provided.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 as of April 3, 2014.

Contractually required principal and interest at acquisition	$14,460
Contractual cash flows not expected to be collected (nonaccretable differences)	3,146

Expected cash flows at acquisition	11,314
Interest component of expected cash flows (accretable discount)	1,688

Fair value of acquired loans accounted for under ASC 310-30	$9,626

Pro-forma statements were not presented due to the materiality of the transaction.

Note 3 – Securities

The fair value of securities is as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$28,308	$35	$(104)	$28,239
State and municipal	49,739	1,212	(168)	50,783
Federal agency collateralized mortgage obligations	116,674	973	(705)	116,942
Federal agency mortgage-backed pools	132,762	2,661	(473)	134,950
Corporate notes	32	24	—	56

Total available for sale investment securities	$327,515	$4,905	$(1,450)	$330,970

Held to maturity
U.S. Treasury and federal agencies	$9,845	$102	$—	$9,947
State and municipal	127,452	4,416	(511)	131,357
Federal agency collateralized mortgage obligations	3,670	33	(22)	3,681
Federal agency mortgage-backed pools	21,694	1,064	(162)	22,596

Total held to maturity investment securities	$162,661	$5,615	$(695)	$167,581

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$26,996	$56	$(229)	$26,823
State and municipal	46,535	1,462	(45)	47,952
Federal agency collateralized mortgage obligations	122,930	975	(1,045)	122,860
Federal agency mortgage-backed pools	122,583	3,172	(360)	125,395
Private labeled mortgage-backed pools	670	19	—	689
Corporate notes	32	13	—	45

Total available for sale investment securities	$319,746	$5,697	$(1,679)	$323,764

Held to maturity
U.S. Treasury and federal agencies	$9,804	$82	$—	$9,886
State and municipal	129,595	3,398	(106)	132,887
Federal agency collateralized mortgage obligations	4,039	35	(1)	4,073
Federal agency mortgage-backed pools	22,329	729	—	23,058

Total held to maturity investment securities	$165,767	$4,244	$(107)	$169,904

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2015, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2015.

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

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$6,436	$6,477	$6,098	$6,169
One to five years	50,332	51,057	44,720	45,093
Five to ten years	15,380	15,571	16,147	16,768
After ten years	5,931	5,973	6,598	6,790

	78,079	79,078	73,563	74,820
Federal agency collateralized mortgage obligations	116,674	116,942	122,930	122,860
Federal agency mortgage-backed pools	132,762	134,950	122,583	125,395
Private labeled mortgage-backed pools	—	—	670	689

Total available for sale investment securities	$327,515	$330,970	$319,746	$323,764

Held to maturity
Within one year	$—	$—	$—	$—
One to five years	8,184	8,319	592	593
Five to ten years	101,504	105,071	99,225	101,323
After ten years	27,609	27,914	39,582	40,857

	137,297	141,304	139,399	142,773
Federal agency collateralized mortgage obligations	3,670	3,681	4,039	4,073
Federal agency mortgage-backed pools	21,694	22,596	22,329	23,058

Total held to maturity investment securities	$162,661	$167,581	$165,767	$169,904

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$4,469	$(14)	$13,897	$(90)	$18,366	$(104)
State and municipal	38,471	(667)	1,249	(12)	39,720	(679)
Federal agency collateralized mortgage obligations	24,435	(170)	28,098	(557)	52,533	(727)
Federal agency mortgage-backed pools	23,044	(208)	26,017	(427)	49,061	(635)

Total temporarily impaired securities	$90,419	$(1,059)	$69,261	$(1,086)	$159,680	$(2,145)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$2,993	$(7)	$20,762	$(222)	$23,755	$(229)
State and municipal	10,287	(121)	2,050	(30)	12,337	(151)
Federal agency collateralized mortgage obligations	15,013	(88)	39,801	(957)	54,814	(1,045)
Federal agency mortgage-backed pools	5,993	(9)	28,044	(351)	34,037	(360)

Total temporarily impaired securities	$34,286	$(225)	$90,657	$(1,560)	$124,943	$(1,785)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Sales of securities available for sale (Unaudited)
Proceeds	$—	$—	$13,332	$—
Gross gains	—	—	147	—
Gross losses	—	—	(23)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	June 30 2015	December 31 2014
Commercial
Working capital and equipment	$323,709	$300,940
Real estate, including agriculture	353,859	343,455
Tax exempt	8,665	8,595
Other	23,713	21,324

Total	709,946	674,314

Real estate
1–4 family	273,753	250,799
Other	3,654	3,826

Total	277,407	254,625

Consumer
Auto	166,501	154,538
Recreation	5,676	5,673
Real estate/home improvement	41,309	38,288
Home equity	112,095	112,426
Unsecured	3,711	3,613
Other	6,714	5,921

Total	336,006	320,459

Mortgage warehouse	195,924	129,156

Total loans	1,519,283	1,378,554
Allowance for loan losses	(16,421)	(16,501)

Loans, net	$1,502,862	$1,362,053

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

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves larger loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets, the general economy or fluctuations in interest rates. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type, and are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

June 30, 2015	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$238,883	$471	$611	$239,965
Non owner occupied real estate	313,871	326	488	314,685
Residential spec homes	2,606	2	18	2,626
Development & spec land loans	13,593	32	27	13,652
Commercial and industrial	139,823	802	26	140,651

Total commercial	708,776	1,633	1,170	711,579

Residential mortgage	257,795	816	525	259,136
Residential construction	19,087	34	—	19,121
Mortgage warehouse	195,924	480	—	196,404

Total real estate	472,806	1,330	525	474,661

Direct installment	44,119	138	(398)	43,859
Direct installment purchased	179	—	—	179
Indirect installment	152,268	313	—	152,581
Home equity	140,316	555	(478)	140,393

Total consumer	336,882	1,006	(876)	337,012

Total loans	1,518,464	3,969	819	1,523,252
Allowance for loan losses	(16,421)	—	—	(16,421)

Net loans	$1,502,043	$3,969	$819	$1,506,831

December 31, 2014	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$228,380	$385	$680	$229,445
Non owner occupied real estate	297,299	309	506	298,114
Residential spec homes	2,027	2	—	2,029
Development & spec land loans	12,097	28	30	12,155
Commercial and industrial	133,256	859	39	134,154

Total commercial	673,059	1,583	1,255	675,897

Residential mortgage	242,521	737	599	243,857
Residential construction	11,505	21	—	11,526
Mortgage warehouse	129,156	480	—	129,636

Total real estate	383,182	1,238	599	385,019

Direct installment	40,137	129	(375)	39,891
Direct installment purchased	219	—	—	219
Indirect installment	141,868	314	(163)	142,019
Home equity	139,007	568	(234)	139,341

Total consumer	321,231	1,011	(772)	321,470

Total loans	1,377,472	3,832	1,082	1,382,386
Allowance for loan losses	(16,501)	—	—	(16,501)

Net loans	$1,360,971	$3,832	$1,082	$1,365,885

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	June 30 2015 Heartland	June 30 2015 Summit	June 30 2015 Total
Commercial	14,586	55,822	$70,408
Real estate	8,284	20,617	28,901
Consumer	6,243	7,009	13,252

Outstanding balance	$29,113	$83,448	$112,561

Carrying amount, net of allowance of $283			$112,278

	December 31 2014 Heartland	December 31 2014 Summit	December 31 2014 Total
Commercial	$18,307	$66,371	$84,678
Real estate	9,734	24,653	34,387
Consumer	8,447	8,975	17,422

Outstanding balance	$36,488	$99,999	$136,487

Carrying amount, net of allowance of $359			$136,128

Accretable yield, or income expected to be collected for the six months ended June 30, is as follows:

	Six Months Ended June 30, 2015
	Heartland	Summit	Total
Balance at January 1	$2,400	$1,268	$3,668
Additions	—	—	—
Accretion	(205)	(180)	(385)
Reclassification from nonaccretable difference	—	—	—
Disposals	(117)	(49)	(166)

Balance at June 30	$2,078	$1,039	$3,117

	Six Months Ended June 30, 2014
	Heartland	Summit	Total
Balance at January 1	$3,185	$—	$3,185
Additions	—	1,758	1,758
Accretion	(288)	—	(288)
Reclassification from nonaccretable difference	—	—	—
Disposals	(95)	—	(95)

Balance at June 30	$2,802	$1,758	$4,560

During the six months ended June 30, 2015 and 2014, the Company decreased the allowance for loan losses on purchased loans by a recovery to the income statement of $76,000 and $0, respectively.

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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$16,634	$16,102	$16,501	$15,992
Loans charged-off:
Commercial
Owner occupied real estate	1,422	—	1,422	—
Non owner occupied real estate	—	—	16	22
Residential development	—	—	—	—
Development & Spec Land Loans	—	166	—	173
Commercial and industrial	253	127	253	127

Total commercial	1,675	293	1,691	322
Real estate
Residential mortgage	164	172	186	194
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	164	172	186	194
Consumer
Direct Installment	96	44	155	77
Direct Installment Purchased	—	—	—	—
Indirect Installment	196	341	565	568
Home Equity	304	247	504	431

Total consumer	596	632	1,224	1,076

Total loans charged-off	2,435	1,097	3,101	1,592

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	78	2	86	6
Non owner occupied real estate	—	74	—	75
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	14	32	33	417

Total commercial	92	108	119	498
Real estate
Residential mortgage	3	3	5	7
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	3	3	5	7
Consumer
Direct Installment	47	21	76	39
Direct Installment Purchased	—	—	—	—
Indirect Installment	134	147	235	266
Home Equity	40	37	66	111

Total consumer	221	205	377	416

Total loan recoveries	316	316	501	921

Net loans charged-off (recovered)	2,119	781	2,600	671

Provision charged to operating expense
Commercial	2,093	(93)	2,048	119

Real estate	(29)	(383)	904	(987)
Consumer	(158)	815	(432)	1,207

Total provision charged to operating expense	1,906	339	2,520	339

Balance at the end of the period	$16,421	$15,660	$16,421	$15,660

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

June 30, 2015	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,291	$—	$—	$—	$1,291
Collectively evaluated for impairment	6,841	3,044	1,319	3,672	14,876
Loans acquired with deteriorated credit quality	254	—	—	—	254

Total ending allowance balance	$8,386	$3,044	$1,319	$3,672	$16,421

Loans:
Individually evaluated for impairment	$10,274	$—	$—	$—	$10,274
Collectively evaluated for impairment	699,576	278,257	196,404	337,012	1,511,249
Loans acquired with deteriorated credit quality	1,729	—	—	—	1,729

Total ending loans balance	$711,579	$278,257	$196,404	$337,012	$1,523,252

December 31, 2014	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,589	$—	$—	$—	$1,589
Collectively evaluated for impairment	5,827	2,508	1,132	4,951	14,418
Loans acquired with deteriorated credit quality	494	—	—	—	494

Total ending allowance balance	$7,910	$2,508	$1,132	$4,951	$16,501

Loans:
Individually evaluated for impairment	$11,055	$—	$—	$—	$11,055
Collectively evaluated for impairment	664,251	255,383	129,636	321,470	1,370,740
Loans acquired with deteriorated credit quality	591	—	—	—	591

Total ending loans balance	$675,897	$255,383	$129,636	$321,470	$1,382,386

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

June 30, 2015	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$4,447	$—	$—	$150	$4,597
Non owner occupied real estate	4,898	207	2,352	68	7,525
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	477	—	785	—	1,262

Total commercial	9,822	207	3,137	218	13,384

Real estate
Residential mortgage	2,319	—	760	2,482	5,561
Residential construction	—	—	258	—	258
Mortgage warehouse	—	—	—	—	—

Total real estate	2,319	—	1,018	2,482	5,819

Consumer
Direct Installment	447	—	—	—	447
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	405	—	—	—	405
Home Equity	2,057	—	368	571	2,996

Total Consumer	2,909	—	368	571	3,848

Total	$15,050	$207	$4,523	$3,271	$23,051

December 31, 2014	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,773	$—	$—	$44	$1,817
Non owner occupied real estate	7,439	—	217	566	8,222
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	812	—	1,004	—	1,816

Total commercial	10,024	—	1,221	610	11,855

Real estate
Residential mortgage	2,297	40	765	2,526	5,628
Residential construction	—	—	266	—	266
Mortgage warehouse	—	—	—	—	—

Total real estate	2,297	40	1,031	2,526	5,894

Consumer
Direct Installment	227	10	—	—	237
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	557	47	—	—	604
Home Equity	2,207	18	391	1,236	3,852

Total Consumer	2,991	75	391	1,236	4,693

Total	$15,312	$115	$2,643	$4,372	$22,442

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $15.1 million of non-accrual loans and the $4.5 million of non-performing TDRs at June 30, 2015 were $679,000 and $302,000, respectively, of loans acquired for which accretable yield was recognized.

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

A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value for its collateral, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral, which is the appraised value less estimated selling costs. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2015, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2015, the Company had $7.8 million in TDRs and $3.3 million were performing according to the restructured terms and four TDR were returned to accrual status during the first six months of 2015. There was $792,000 of specific reserves allocated to TDRs at June 30, 2015 based on the discounted cash flows or when appropriate the fair value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans transferred and classified as troubled debt restructuring during the three and six months ended June 30, 2015 and 2014, segregated by class, are shown in the table below.

	Three Months Ending June 30, 2015		Three Months Ending June 30, 2014		Six Months Ending June 30, 2015		Six Months Ending June 30, 2014
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	2	$111	—	$—	3	$2,462	—	$—
Non owner occupied real estate	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	2	371

Total commercial	2	111	—	—	3	2,462	2	371

Real estate
Residential mortgage	1	81	1	226	1	81	1	226
Residential construction	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—

Total real estate	1	81	1	226	1	81	1	226

Consumer
Direct Installment	—	—	—	—	—	—	—	—
Direct Installment Purchased	—	—	—	—	—	—	—	—
Indirect Installment	—	—	—	—	—	—	—	—
Home Equity	—	—	1	51	1	32	2	196

Total Consumer	—	—	1	51	1	32	2	196
	—	—			—	—

Total	3	$192	2	$277	5	$2,575	5	$793

Troubled debt restructured loans which had payment defaults during the three and six months ended June 30, 2015 and 2014, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to non-accrual.

	Three Months Ending June 30, 2015		Three Months Ending June 30, 2014		Six Months Ending June 30, 2015		Six Months Ending June 30, 2014
	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance	Number of Defaults	Unpaid Principal Balance
Commercial
Owner occupied real estate	—	$—	—	$—	1	$2,352	—	$—
Non owner occupied real estate	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	2	371

Total commercial	—	—	—	—	1	2,352	2	371

Real estate
Residential mortgage	1	81	1	223	1	81	2	377
Residential construction	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—

Total real estate	1	81	1	223	1	81	2	377

Consumer
Direct Installment	—	—	—	—	—	—	—	—
Direct Installment Purchased	—	—	—	—	—	—	—	—
Indirect Installment	—	—	—	—	—	—	—	—
Home Equity	1	32	1	51	1	32	2	196

Total Consumer	1	32	1	51	1	32	2	196
	—	—			—	—

Total	2	$113	2	$274	3	$2,465	6	$944

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Six Months Ending
June 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,605	$1,606	$—	$1,350	$17	$1,118	$17
Non owner occupied real estate	2,820	2,824	—	3,168	7	3,270	14
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	379	379	—	639	—	599	—

Total commercial	4,804	4,809	—	5,157	24	4,987	31

With an allowance recorded
Commercial
Owner occupied real estate	2,991	2,991	593	4,366	54	1,992	54
Non owner occupied real estate	1,590	1,590	200	1,590	—	1,590	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	884	884	498	1,008	—	974	—

Total commercial	5,465	5,465	1,291	6,964	54	4,556	54

Total	$10,269	$10,274	$1,291	$12,121	$78	$9,543	$85

				Three Months Ending		Six Months Ending
June 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$2,121	$2,124	$—	$1,885	$40	$1,432	$51
Non owner occupied real estate	3,244	3,246	—	3,270	93	3,283	98
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	283	283	—	441	—	466	—

Total commercial	5,648	5,653	—	5,596	133	5,181	149

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non owner occupied real estate	340	340	170	342	—	347	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	1,722	1,722	965	1,710	—	1,570	2

Total commercial	2,062	2,062	1,135	2,052	—	1,917	2

Total	$7,710	$7,715	$1,135	$7,648	$133	$7,098	$151

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

June 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$157	$21	$—	$178	$238,705	$238,883
Non owner occupied real estate	82	—	207	289	313,582	313,871
Residential development	—	—	—	—	2,606	2,606
Development & Spec Land Loans	—	—	—	—	13,593	13,593
Commercial and industrial	591	46	—	637	139,186	139,823

Total commercial	830	67	207	1,104	707,672	708,776

Real estate
Residential mortgage	308	147	—	455	257,340	257,795
Residential construction	—	—	—	—	19,087	19,087
Mortgage warehouse	—	—	—	—	195,924	195,924

Total real estate	308	147	—	455	472,351	472,806

Consumer
Direct Installment	138	41	—	179	43,940	44,119
Direct Installment Purchased	—	—	—	—	179	179
Indirect Installment	721	130	—	851	151,417	152,268
Home Equity	699	245	—	944	139,372	140,316

Total consumer	1,558	416	—	1,974	334,908	336,882

Total	$2,696	$630	$207	$3,533	$1,514,931	$1,518,464

Percentage of total loans	0.18%	0.04%	0.01%	0.23%	99.77%

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$103	$645	$—	$748	$227,632	$228,380
Non owner occupied real estate	413	—	—	413	296,886	297,299
Residential development	—	—	—	—	2,027	2,027
Development & Spec Land Loans	—	—	—	—	12,097	12,097
Commercial and industrial	19	1	—	20	133,236	133,256

Total commercial	535	646	—	1,181	671,878	673,059

Real estate
Residential mortgage	1,033	193	40	1,266	241,255	242,521
Residential construction	—	—	—	—	11,505	11,505
Mortgage warehouse	—	—	—	—	129,156	129,156

Total real estate	1,033	193	40	1,266	381,916	383,182

Consumer
Direct Installment	113	4	10	127	40,010	40,137
Direct Installment Purchased	—	—	—	—	219	219
Indirect Installment	1,042	243	47	1,332	140,536	141,868
Home Equity	1,084	189	18	1,291	137,716	139,007

Total consumer	2,239	436	75	2,750	318,481	321,231

Total	$3,807	$1,275	$115	$5,197	$1,372,275	$1,377,472

Percentage of total loans	0.28%	0.09%	0.01%	0.38%	99.62%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$224,414	$6,299	$8,170	$—	$238,883
Non owner occupied real estate	303,292	2,442	8,137	—	313,871
Residential development	2,606	—	—	—	2,606
Development & Spec Land Loans	13,520	73	—	—	13,593
Commercial and industrial	136,586	991	2,246	—	139,823

Total commercial	680,416	9,805	18,553	—	708,776

Real estate
Residential mortgage	252,234	—	5,561	—	257,795
Residential construction	18,829	—	258	—	19,087
Mortgage warehouse	195,924	—	—	—	195,924

Total real estate	466,987	—	5,819	—	472,806

Consumer
Direct Installment	43,672	—	447	—	44,119
Direct Installment Purchased	179	—	—	—	179
Indirect Installment	151,863	—	405	—	152,268
Home Equity	137,320	—	2,996	—	140,316

Total Consumer	333,034	—	3,848	—	336,882

Total	$1,480,437	$9,805	$28,220	$—	$1,518,464

Percentage of total loans	97.50%	0.65%	1.86%	0.00%

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$215,875	$7,623	$4,883	$—	$228,381
Non owner occupied real estate	283,518	4,458	9,323	—	297,299
Residential development	2,027	—	—	—	2,027
Development & Spec Land Loans	12,018	79	—	—	12,097
Commercial and industrial	128,589	1,799	2,868	—	133,256

Total commercial	642,027	13,959	17,074	—	673,060

Real estate
Residential mortgage	236,893	—	5,628	—	242,521
Residential construction	11,239	—	266	—	11,505
Mortgage warehouse	129,156	—	—	—	129,156

Total real estate	377,288	—	5,894	—	383,182

Consumer
Direct Installment	39,900	—	237	—	40,137
Direct Installment Purchased	219	—	—	—	219
Indirect Installment	141,264	—	604	—	141,868
Home Equity	135,155	—	3,852	—	139,007

Total Consumer	316,538	—	4,693	—	321,231

Total	$1,335,854	$13,959	$27,661	$—	$1,377,473

Percentage of total loans	96.98%	1.01%	2.01%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 8 – Repurchase Agreements

The Company transfers various securities to customers in exchange for cash at the end of each business day and agrees to reaquire the securities at the end of the next business day for the cash exchanged plus interest. The process is repeated at the end of each business day until the agreement is terminated. The securities underlying the agreement remained under the Bank’s control.

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements - Long-term	$57,731	$—	$35,000	$50,000	$10,000	$—	$152,731

Securities lending transactions
U.S. Treasury and federal agencies	$8,468	$—	$—	$—	$—	$—	$8,468
Federal agency collateralized mortgage obligations	41,140	—	87	1,020	7,413	46,412	96,071
Federal agency mortgage-backed pools	10,560	—	—	541	8,574	41,476	61,151

Total	60,168	—	87	1,561	15,987	87,888	165,691

Total borrowings	$(2,437)	$—	$34,913	$48,439	$(5,987)	$(87,888)	$(12,960)

Gross amount of recognized liabilities for repurchase agreements and securities lending							$152,731

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at June 30, 2015 and December 31, 2014. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2015, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2015, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $111.7 million at June 30, 2015 and $102.7 million at December 31, 2014.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2015, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivative June 30, 2015		Liability Derivatives June 30, 2015
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,022
Interest rate contracts	Other Assets	1,022	Other liabilities	3,155

Total derivatives designated as hedging instruments		1,022		4,177

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	751	Other liabilities	32

Total derivatives not designated as hedging instruments		751		32

Total derivatives		$1,773		$4,209

	Asset Derivative December 31, 2014		Liability Derivatives December 31, 2014
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,208
Interest rate contracts	Other Assets	1,208	Other liabilities	3,339

Total derivatives designated as hedging instruments		1,208		4,547

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	447	Other liabilities	—

Total derivatives not designated as hedging instruments		447		—

Total derivatives		$1,655		$4,547

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statement of income for the three and six-month periods ending June 30 is as follows:

	Comprehensive Income on Derivative (Effective Portion)		Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30
Derivative in cash flow hedging relationship	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)
Interest rate contracts	$332	$(206)	$118	$(352)

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

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)
Interest rate contracts	Interest income - loans	$(1,186)	$544	$(186)	$751
Interest rate contracts	Interest income - loans	1,186	(544)	186	(751)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$83	$210	$272	$450

Note 10 – Disclosures about Fair Value of Assets and Liabilities

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Available-for-sale securities
U.S. Treasury and federal agencies	$28,239	$—	$28,239	$—
State and municipal	50,783	—	50,783	—
Federal agency collateralized mortgage obligations	116,942	—	116,942	—
Federal agency mortgage-backed pools	134,950	—	134,950	—
Corporate notes	56	—	56	—

Total available-for-sale securities	330,970	—	330,970	—

Hedged loans	109,448	—	109,448	—
Forward sale commitments	751	—	751	—
Interest rate swap agreements	(4,177)	—	(4,177)	—
Commitments to originate loans	(32)	—	(32)	—

December 31, 2014
Available-for-sale securities
U.S. Treasury and federal agencies	$26,823	$—	$26,823	$—
State and municipal	47,952	—	47,952	—
Federal agency collateralized mortgage obligations	122,860	—	122,860	—
Federal agency mortgage-backed pools	125,395	—	125,395	—
Private labeled mortgage-backed pools	689	—	689	—
Corporate notes	45	—	45	—

Total available-for-sale securities	323,764	—	323,764	—

Hedged loans	101,445	—	101,445	—
Forward sale commitments	447	—	447	—
Interest rate swap agreements	(4,546)	—	(4,546)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
Non Interest Income Total gains and losses from:	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)
Hedged loans	$(1,186)	$544	$(186)	$751
Fair value interest rate swap agreements	1,186	(544)	186	(751)
Derivative loan commitments	83	210	272	450

	$83	$210	$272	$450

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Impaired loans	$8,978	$—	$—	$8,978
Mortgage servicing rights	8,279	—	—	8,279

December 31, 2014
Impaired loans	$9,464	$—	$—	$9,464
Mortgage servicing rights	7,642	—	—	7,642

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value decreased by $18,000 during the first six months of 2015 and increased by $38,000 during the first six months of 2014.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$8,978	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)

Mortgage servicing rights	$8,279	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$9,464	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)

Mortgage servicing rights	$7,642	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

Note 11 – Fair Value of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2015 and December 31, 2014. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	June 30, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$43,857	$43,857	$—	$—
Investment securities, held to maturity	162,661	—	167,581	—
Loans held for sale	7,677	—	—	7,677
Loans excluding loan level hedges, net	1,393,414	—	—	1,426,252
Stock in FHLB and FRB	11,080	—	11,080	—
Interest receivable	8,823	—	8,823	—

Liabilities
Non-interest bearing deposits	$307,215	$307,215	$—	$—
Interest-bearing deposits	1,277,508	—	1,204,516	—
Borrowings	385,236	—	381,302	—
Subordinated debentures	32,719	—	32,698	—
Interest payable	461	—	461	—

	December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$43,476	$43,476	$—	$—
Investment securities, held to maturity	165,767	—	169,904	—
Loans held for sale	6,143	—	—	6,143
Loans excluding loan level hedges, net	1,260,608	—	—	1,295,133
Stock in FHLB and FRB	11,348	—	11,348	—
Interest receivable	8,246	—	8,246	—

Liabilities
Non-interest bearing deposits	$267,667	$267,667	$—	$—
Interest-bearing deposits	1,214,652	—	1,158,912	—
Borrowings	351,198	—	348,597	—
Subordinated debentures	32,642	—	32,669	—
Interest payable	497	—	497	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 12 – Accumulated Other Comprehensive Income

	June 30 2015	December 31 2014
Unrealized gain on securities available for sale	$3,455	$4,018
Unamortized gain on securities held to maturity, previously transferred from AFS	1,423	1,658
Unrealized loss on derivative instruments	(3,155)	(3,337)
Tax effect	(603)	(818)

Total accumulated other comprehensive income	$1,120	$1,521

Note 13 – Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For June 30, 2015, Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (June 30, 2015) and Tier I leverage ratios as set forth in the table below. As of June 30, 2015 and December 31, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2015 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of June 30, 2015 and December 31, 2014 were as follows:

	Actual		Required For Capital[1] Adequacy Purposes		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015

Total capital[1] (to risk-weighted assets)
Consolidated	$222,223	13.53%	$131,396	8.00%	N/A	N/A
Bank	192,896	11.76%	131,222	8.00%	$164,027	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	205,802	12.53%	98,548	6.00%	N/A	N/A
Bank	176,475	10.76%	98,406	6.00%	131,208	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	160,234	9.75%	73,954	4.50%	N/A	N/A
Bank	176,475	10.76%	73,805	4.50%	106,607	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	205,802	9.61%	85,662	4.00%	N/A	N/A
Bank	176,475	8.24%	85,667	4.00%	107,084	5.00%

As of December 31, 2014

Total capital[1] (to risk-weighted assets)
Consolidated	$212,276	14.48%	$117,280	8.00%	N/A	N/A
Bank	192,604	13.08%	117,801	8.00%	$147,251	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	195,775	13.35%	58,659	4.00%	N/A	N/A
Bank	176,103	11.96%	58,897	4.00%	88,346	6.00%

Tier 1 capital[1] (to average assets)
Consolidated	195,775	9.76%	80,236	4.00%	N/A	N/A
Bank	176,103	8.80%	80,047	4.00%	100,059	5.00%

[1]	As defined by regulatory agencies

Note 14 – Future Accounting Matters

The FASB has issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.

Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2015-02, Consolidation (Topic 810):

The amendments to the Consolidation Analysis, are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

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

Note 15 – General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results or operation and cash flows of the Company

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

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

For the Three and Six Months ended June 30, 2015

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

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana and Southwestern and South Central Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.

On February 18, 2015, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Peoples Bancorp, Inc., an Indiana corporation (“Peoples”). Pursuant to the Merger Agreement, Peoples would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), a federally chartered stock savings bank and wholly owned subsidiary of Peoples, would merge with and into a wholly owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

On July 1, 2015 Horizon completed the acquisition of Peoples and Horizon Bank N.A.’s acquisition of Peoples FSB, through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 0.95 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 2,192,202. Horizon’s stock price was $25.32 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million.

On April 3, 2014, Horizon completed the acquisition of SCB Bancorp, Inc., a Michigan corporation (“Summit”) and Horizon Bank’s acquisition of Summit Community Bank, a Michigan-chartered commercial bank and wholly owned subsidiary of Summit, through mergers effective April 3, 2014. Under the terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon common stock and $5.15 in cash for each outstanding share of Summit common stock. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon’s common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt).

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

Following are some highlights of Horizon’s financial performance through the second quarter of 2015:

•	On July 1, 2015, Horizon closed the acquisition of Peoples Bancorp and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, headquartered in Auburn, Indiana. Peoples’ results are not included in Horizon’s June 30, 2015 financial results.

•	Total loans increased 16.2% on an annualized basis during the second quarter of 2015.

•	Commercial loans increased 8.2% on an annualized basis during the second quarter of 2015.

•	Second quarter 2015 net income was $4.7 million or $.49 diluted earnings per share.

•	Excluding merger expenses, net income for the second quarter of 2015 was $5.2 million or $.54 diluted earnings per share.

•	Pre-tax, pre-provision income for the second quarter of 2015 was $8.4 million, an increase of 19.7% compared to the same period of 2014 and 6.4% compared to the previous quarter.

•	Net income for the first six months of 2015 increased 23.1% compared to the same period of 2014 to $10.1 million or $1.04 diluted earnings per share.

•	Excluding merger expenses, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the first six months of 2015 was $10.4 million or $1.09 diluted earnings per share.

•	Pre-tax, pre-provision income for the first six months of 2015 was $16.3 million, an increase of 44.1% compared to the first six months of 2014.

•	Net interest income for the first six months of 2015 increased 15.6% or $4.7 million compared to the same period in 2014.

•	The net interest margin, excluding the impact of acquisitions (“core net interest margin”), increased 4 basis points from the linked quarter and 5 basis points in the first six months of 2015 compared to the same period of 2014.

•	Net charge-offs for the second quarter of 2015 were $2.1 million compared to $780,000 for the same period in 2014.

•	Non-interest income for the first six months of 2015 increased 17.3% or $2.1 million compared to the same period in 2014.

•	Horizon’s tangible book value per share rose to $17.06 at June 30, 2015, compared to $16.26 at December 31, 2014 and $15.47 at June 30, 2014.

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

And Results of Operations

For the Three and Six Months ended June 30, 2015

trends of loss experience. Horizon also reviews the current and anticipated economic conditions of its lending market as well as transaction risk to determine the effect they may have on the loss experience of the loan portfolio.

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2015, Horizon had core deposit intangibles of $3.5 million subject to amortization and $28.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2015 was $24.96 per share compared to a book value of $20.49 per common share.

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

And Results of Operations

For the Three and Six Months ended June 30, 2015

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

Financial Condition

On June 30, 2015, Horizon’s total assets were $2.2 billion, an increase of approximately $142.4 million compared to December 31, 2014. The increase was primarily due to the growth in net loans of $140.8 million.

Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$28,308	$28,239	$26,996	$26,823
State and municipal	49,739	50,783	46,535	47,952
Federal agency collateralized mortgage obligations	116,674	116,942	122,930	122,860
Federal agency mortgage-backed pools	132,762	134,950	122,583	125,395
Private labeled mortgage-backed pools	—	—	670	689
Corporate notes	32	56	32	45

Total available for sale investment securities	$327,515	$330,970	$319,746	$323,764

Held to maturity
U.S. Treasury and federal agencies	$9,845	$9,947	$9,804	$9,886
State and municipal	127,452	131,357	129,595	132,887
Federal agency collateralized mortgage obligations	3,670	3,681	4,039	4,073
Federal agency mortgage-backed pools	21,694	22,596	22,329	23,058

Total held to maturity investment securities	$162,661	$167,581	$165,767	$169,904

Total investment securities increased by approximately $4.1 million at June 30, 2015 compared to December 31, 2014 due to the reinvestment of investment security cash flows.

Total loans increased $142.3 million since December 31, 2014 to $1.5 billion as of June 30, 2015. This increase was the result of an increase in commercial loans of $35.6 million, mortgage warehouse loans of $66.8 million, residential mortgage loans of $22.8 million and consumer loans of $15.5 million. The growth in total loans during the six months ended June 30, 2015 is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint and market expansion.

The following table presents the amount and growth rate of loans by product type for the six months ended June 30, 2015.

Loan Growth by Type

Six Months Ended June 30, 2015

(Dollars in Thousands)

	June 30 2015	December 31 2014	Amount Change	Percent Change	Annualized Percent Change
	(Unaudited)
Commercial loans	$709,946	$674,314	$35,632	5.3%	10.7%
Residential mortgage loans	277,407	254,625	22,782	8.9%	18.0%
Consumer loans	336,006	320,459	15,547	4.9%	9.8%
Held for sale loans	7,677	6,143	1,534	25.0%	50.4%

Subtotal	1,331,036	1,255,541	75,495	6.0%	12.1%
Mortgage warehouse loans	195,924	129,156	66,768	51.7%	104.2%

Total loans	$1,526,960	$1,384,697	$142,263	10.3%	20.7%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

Total deposits increased $102.4 million since December 31, 2014 to $1.6 billion as of June 30, 2015. This increase was primarily the result of increased calling and marketing efforts and market expansion. Non-interest bearing deposit accounts increased by $39.5 million, interest-bearing transaction accounts decreased by $53.3 million and time deposits decreased by $9.5 million during the six months ended June 30, 2015.

The Company’s borrowings increased $34.0 million from December 31, 2014 as total loan growth of $142.3 million outpaced the deposit growth of $102.4 million during the six months ended June 30, 2015, thereby increasing the Company’s reliance on borrowings to fund loan growth during the period. At June 30, 2015, the Company had $107.0 million in short-term funds borrowed compared to $95.0 million at December 31, 2014. The Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in municipal deposits and mortgage warehouse lending.

Stockholders’ equity totaled $202.1 million at June 30, 2015 compared to $194.4 million at December 31, 2014. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared. At June 30, 2015, the ratio of average stockholders’ equity to average assets was 9.32% compared to 9.56% for December 31, 2014. Book value per common share at June 30, 2015 increased to $20.49 compared to $19.75 at December 31, 2014.

Results of Operations

Overview

Consolidated net income for the three-month period ended June 30, 2015 was $4.7 million, a decrease of 1.0% from the $4.8 million for the same period in 2014. Earnings per common share for the three months ended June 30, 2015 were $0.51 basic and $0.49 diluted, compared to $0.52 basic and $0.50 diluted for the same three-month period in the previous year. The decrease in net income and diluted earnings per share reflects an increase in the provision for loan losses of $1.6 million primarily due to one commercial loan charge-off of $1.3 million, and an increase in non-interest expenses of $242,000 primarily due to an increase in salaries and employee benefits, professional fees and loan expense.

Consolidated net income for the six-month period ended June 30, 2015 was $10.1 million, an increase of 23.1% from the $8.2 million for the same period in 2014. Earnings per common share for the six-month period ended June 30, 2015 were $1.09 basic and $1.04 diluted, compared to $.91 basic and $0.88 diluted for the same three-month period in the previous year. The increase in net income and diluted earnings per share reflects a $4.6 million increase in interest income due to loan growth and accretion income from acquisition-related purchase accounting adjustments and a $2.1 million increase in non-interest income primarily due to an increase in gain on sale of loans, fiduciary activities and interchange fees, partially offset by a $1.8 million increase in non-interest expense primarily due to an increase in salaries and employee benefits, professional fees and loan expense from company growth and an increase in loan volume.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

Net interest income during the three-month period ended June 30, 2015 was $17.9 million, an increase of $1.1 million from the $16.8 million earned during the same period in 2014. Yields on the Company’s interest-earning assets decreased by 18 basis points to 4.33% for the three months ending June 30, 2015 from 4.51% for the three months ended June 30, 2014. Interest income increased $1.0 million from $20.1 million for the three months ended June 30, 2014 to $21.1 million for the same period in 2015. This increase was due to an increase in interest-earning assets, partially offset by lower yields on loans and investment securities and a decrease in interest income from acquisition-related purchase accounting adjustments from $1.2 million for the three months ending June 30, 2014 to $797,000 for the same period of 2015.

Rates paid on interest-bearing liabilities decreased by 8 basis points for the three-month period ended June 30, 2015 compared to the same period in 2014 due to the continued low interest rate environment. Interest expense decreased $57,000 compared to the three-month period ended June 30, 2014 to $3.3 million for the same period in 2015. This decrease was due to lower rates paid on interest-bearing deposits and borrowings, partially offset by higher average balances of interest-bearing deposits and borrowings. The net interest margin decreased 11 basis points from 3.78% for the three-month period ended June 30, 2014 to 3.67% for the same period in 2015. The decrease in the margin for the three-month period ended June 30, 2015 compared to the same period in 2014 was due to a reduction in the yield on interest-earning assets and a decrease of approximately $420,000 of interest income from acquisition-related purchase accounting adjustments. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.51% for the three-month period ending June 30, 2015 compared to 3.51% for the same period in 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-earning assets
Federal funds sold	$3,597	$2	0.22%	$9,062	$5	0.22%
Interest-earning deposits	8,608	5	0.23%	7,987	4	0.20%
Investment securities - taxable	363,919	2,060	2.27%	403,910	2,386	2.37%
Investment securities - non-taxable (1)	141,784	1,079	4.24%	145,591	1,096	4.25%
Loans receivable (2)(3)	1,490,283	17,981	4.87%	1,266,026	16,631	5.27%

Total interest-earning assets (1)	2,008,191	21,127	4.33%	1,832,576	20,122	4.51%

Non-interest-earning assets
Cash and due from banks	31,783			28,106
Allowance for loan losses	(16,756)			(15,808)
Other assets	157,795			129,608

	$2,181,013			$1,974,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,255,123	$1,237	0.40%	$1,229,025	$1,355	0.44%
Borrowings	381,782	1,539	1.62%	273,968	1,478	2.16%
Subordinated debentures	32,699	501	6.15%	32,541	501	6.18%

Total interest-bearing liabilities	1,669,604	3,277	0.79%	1,535,534	3,334	0.87%

Non-interest-bearing liabilities
Demand deposits	294,425			253,093
Accrued interest payable and other liabilities	13,770			12,245
Stockholders’ equity	203,214			173,610

	$2,181,013			$1,974,482

Net interest income/spread		$17,850	3.54%		$16,788	3.63%

Net interest income as a percent of average interest earning assets (1)			3.67%			3.78%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Net interest income during the six months ended June 30, 2015 was $34.7 million, an increase of $4.7 million from the $30.1 million earned during the same period in 2014. Yields on the Company’s interest-earning assets decreased by 4 basis points to 4.35% for the six months ended June 30, 2015 from 4.39% for the same period in 2014. Interest income increased $4.6 million from $36.6 million for the six months ended June 30, 2014 to $41.2 million for the same period in 2015. This increase was due to an increase in loans and interest income from acquisition-related purchase accounting adjustments from $1.6 million for the three months ending June 30, 2014 to $1.9 million for the same period of 2015, partially offset by lower yields on loans.

Rates paid on interest-bearing liabilities decreased by 12 basis points for the six months ended June 30, 2015 compared to the same period in 2014 due to the continued low interest rate environment. Interest expense decreased $45,000 to $6.5 million for the six-month period ending June 30, 2015. This decrease was due to lower rates being paid on the Company’s interest-bearing liabilities partially offset with a higher volume of interest-bearing liabilities. The net interest margin increased 6 basis points from 3.62% for the six months ended June 30, 2014 to 3.68% for the same period in 2015. The increase in the margin for the six-month

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

period ended June 30, 2015 compared to the same period in 2014 was due to loan growth resulting in a higher ratio of loans to average earning assets, lower funding costs and an increase of $292,000 of interest income from acquisition-related purchase accounting adjustments, partially offset by a decrease in yield on loans. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.49% for the six-month period ending June 30, 2015 compared to 3.44% for the same period in 2014.

The following are the average balance sheets for the six months ending:

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$4,198	$11	0.53%	$7,842	$9	0.23%
Interest-earning deposits	9,684	10	0.21%	6,855	7	0.21%
Investment securities - taxable	362,250	4,200	2.34%	395,406	4,769	2.43%
Investment securities - non-taxable (1)	141,269	2,156	4.27%	146,709	2,219	4.07%
Loans receivable (2)(3)	1,436,886	34,843	4.90%	1,159,127	29,585	5.15%

Total interest-earning assets (1)	1,954,287	41,220	4.35%	1,715,939	36,589	4.39%

Non-interest-earning assets
Cash and due from banks	30,396			26,507
Allowance for loan losses	(16,623)			(15,987)
Other assets	157,669			133,408

	$2,125,729			$1,859,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,235,601	$2,469	0.40%	$1,154,682	$2,632	0.46%
Borrowings	359,436	3,018	1.69%	250,761	2,900	2.33%
Subordinated debentures	32,678	997	6.15%	32,522	997	6.18%

Total interest-bearing liabilities	1,627,715	6,484	0.80%	1,437,965	6,529	0.92%

Non-interest-bearing liabilities
Demand deposits	282,796			238,579
Accrued interest payable and other liabilities	14,374			12,191
Stockholders’ equity	200,844			171,132

	$2,125,729			$1,859,867

Net interest income/spread		$34,736	3.55%		$30,060	3.47%

Net interest income as a percent of average interest earning assets (1)			3.68%			3.62%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended June 30, 2015, a provision of $1.9 million was required to adequately fund the ALLL compared to $339,000 for the same period of 2014. Commercial loan net charge-offs during the three-month period ended June 30, 2015 were $1.6 million, residential mortgage loan net charge-offs were $141,000 and consumer loan net charge-offs were negative

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

$97,000. The higher provision for loan losses in the second quarter of 2015 compared to the same period of 2014 was primarily due to continued loan growth as well as the charge-off of one commercial credit of $1.3 million. The $1.3 million commercial charge-off was a legacy workout loan that was recently determined to be impaired due to the borrower’s inability to make payments and a decrease in collateral value. The ALLL balance at June 30, 2015 was $16.4 million or 1.08% of total loans. This compares to an ALLL balance of $16.5 million at December 31, 2014 or 1.19% of total loans. The decrease in the ratio at June 30, 2015 compared to December 31, 2014 was due to an increase in total loans of $142.3 million and improving credit trends.

For the six-month period ended June 30, 2015, the provision for loan losses totaled $2.5 million compared to $339,000 in the same period of 2014. The higher provision for loan losses in the first six months of 2015 compared to the previous year was due to continued loan growth as well as the charge-off of one commercial credit of $1.3 million.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 1.15% as of June 30, 2015. The table below details Horizon’s loan loss reserve ratio composition as of June 30, 2015.

Allowance for Loan and Lease Loss Detail

As of June 30, 2015

(Dollars in Thousands, Unaudited)

	Horizon
	Legacy	Heartland	Summit	Total
Pre-discount loan balance	$1,403,809	$31,777	$88,908	$1,524,494

Allowance for loan losses (ALLL)	16,138	276	7	16,421
Loan discount	N/A	1,903	3,308	5,211

ALLL+loan discount	16,138	2,179	3,315	21,632

Loans, net	$1,387,671	$29,598	$85,593	$1,502,862

ALLL/ pre-discount loan balance	1.15%	0.87%	0.01%	1.08%
Loan discount/ pre-discount loan balance	N/A	5.99%	3.72%	0.34%
ALLL+loan discount/ pre-discount loan balance	1.15%	6.86%	3.73%	1.42%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of June 30, 2015.

Non-performing loans totaled $23.1 million on June 30, 2015, up from $22.4 million on December 31, 2014. Compared to December 31, 2014, non-performing commercial loans increased by $1.5 million and non-performing real estate loans and consumer loans decreased by $75,000 and $845,000, respectively.

At June 30, 2015, loans acquired represented $2.8 million in non-performing, $3.4 million in substandard and $233,000 in delinquent loans.

Other Real Estate Owned (OREO) totaled $471,000 on June 30, 2015, down from $1.2 million on December 31, 2014 and $1.2 million on June 30, 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
	June 30	June 30	Amount	Percent
Non-interest Income	2015	2014	Change	Change
Service charges on deposit accounts	$1,085	$1,038	$47	4.5%
Wire transfer fees	182	145	37	25.5%
Interchange fees	1,366	1,254	112	8.9%
Fiduciary activities	1,216	1,199	17	1.4%
Gain on sale of securities	—	—	—	0.0%
Gain on sale of mortgage loans	2,642	2,537	105	4.1%
Mortgage servicing net of impairment	300	233	67	28.8%
Increase in cash surrender value of bank owned life insurance	257	252	5	2.0%
Other income	138	(31)	169	-545.2%

Total non-interest income	$7,186	$6,627	$559	8.4%

Total non-interest income was $559,000 higher in the second quarter of 2015 compared to the same period of 2014. Interchange fees increased by $112,000, primarily due to an increase in volume. Residential mortgage loan activity during the second quarter of 2015 generated $2.6 million of income from the gain on sale of mortgage loans, up $105,000 from the same period in 2014. The increase in the gain on sale of mortgage loans was due to an increase in total loans sold of $25.3 million from $58.1 million in the second quarter of 2014 to $83.3 million in the same period of 2015, partially offset by a decrease in the percentage earned on the sale of these loans. Other income increased by $169,000 compared to the previous year due to a liquidation of an asset in the second quarter of 2014 that resulted in a net loss.

	Six Months Ended		2014 - 2015
	June 30	June 30	Amount	Percent
Non-interest Income	2015	2014	Change	Change
Service charges on deposit accounts	$2,084	$1,961	$123	6.3%
Wire transfer fees	333	257	76	29.6%
Interchange fees	2,468	2,213	255	11.5%
Fiduciary activities	2,513	2,247	266	11.8%
Gain on sale of investment securities	124	—	124	100.0%
Gain on sale of mortgage loans	5,021	3,948	1,073	27.2%
Mortgage servicing net of impairment	479	440	39	8.9%
Increase in cash surrender value of bank owned life insurance	515	485	30	6.2%
Death benefit on officer life insurance	145	—	145	100.0%
Other income	570	598	(28)	-4.7%

Total non-interest income	$14,252	$12,149	$2,103	17.3%

Total non-interest income was $2.1 million higher in the first six months of 2015 compared to the same period of 2014. Service charges on deposit accounts increased $123,000, interchange fees increased by $255,000 and fiduciary activities increased $266,000, primarily due to overall company growth and increased volume. Gain on sale of securities was $124,000 higher during the first half of 2015 as the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. Residential mortgage loan activity during the first six months of 2015 generated $5.0 million of income from the gain on sale of mortgage loans, up $1.1 million from the same period in 2014. The increase in the gain on sale of mortgage loans was due to an increase in total loans sold of $58.2 million from $94.0 million in the first half of 2014 to $152.3 million in the same period of 2015, partially offset by a decrease in the percentage earned on the sale of these loans. The Company also recognized a $145,000 death benefit on officer life insurance during the first half of 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	June 30	June 30	Amount	Percent
Non-interest expense	2015	2014	Change	Change
Salaries	$5,993	$6,002	$(9)	-0.1%
Commission and bonuses	1,200	1,009	191	18.9%
Employee benefits	1,192	1,282	(90)	-7.0%
Net occupancy expenses	1,375	1,360	15	1.1%
Data processing	966	937	29	3.1%
Professional fees	660	419	241	57.5%
Outside services and consultants	918	1,298	(380)	-29.3%
Loan expense	1,367	1,272	95	7.5%
FDIC deposit insurance	339	285	54	18.9%
Other losses	150	95	55	57.9%
Other expense	2,490	2,449	41	1.7%

Total non-interest expense	$16,650	$16,408	$242	1.5%

Total non-interest expenses were $242,000 higher in the second quarter of 2015 compared to the same period of 2014. Commission and bonuses increased by $191,000 due to an increase in loan volume and a larger employee base. Professional fees increased $241,000 due to company growth. Loan expense increased $95,000 primarily due to an increase in loan origination volume. These increases were partially offset by a decrease in expenses from outside services and consultants due to the expense associated with the Summit acquisition in the second quarter of 2014.

	Six Months Ended		2014 - 2015
	June 30	June 30	Amount	Percent
Non-interest expense	2015	2014	Change	Change
Salaries	$11,626	$11,358	$268	2.4%
Commission and bonuses	2,367	1,489	878	59.0%
Employee benefits	2,896	2,929	(33)	-1.1%
Net occupancy expenses	2,926	2,784	142	5.1%
Data processing	1,889	1,807	82	4.5%
Professional fees	1,187	1,027	160	15.6%
Outside services and consultants	1,544	1,959	(415)	-21.2%
Loan expense	2,624	2,287	337	14.7%
FDIC deposit insurance	676	541	135	25.0%
Other losses	105	133	(28)	-21.1%
Other expense	4,878	4,608	270	5.9%

Total non-interest expense	$32,718	$30,922	$1,796	5.8%

Total non-interest expenses were $1.8 million higher in the first half of 2015 compared to the same period of 2014. Salaries increased $268,000 due to changes in annual merit pay and a larger employee base. Commission and bonuses increased by $878,000 due to an increase in loan volume and a larger employee base. Net occupancy expense increased $142,000 due to the Summit acquisition in the first half of 2014 and

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

Horizon’s investment in growth markets. Professional fees increased $160,000 due to company growth. Loan expense increased $337,000 primarily due to an increase in loan origination volume. FDIC expense increased $135,000 due to an increase in deposits. Other expenses increased $270,000 primarily due to the Company’s growth and expansion efforts. Outside services and consultants decreased by $415,000 compared to the same period of 2014 due to one-time fees associated with the Summit acquisition which occurred in the first half of 2014.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2015, cash and cash equivalents decreased by approximately $381,000. At June 30, 2015, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $361.7 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $301.4 million at December 31, 2014 and $268.9 million at June 30, 2014.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2015. Stockholders’ equity totaled $202.1 million as of June 30, 2015, compared to $194.4 million as of December 31, 2014. For the three months ended June 30, 2015, the ratio of average stockholders’ equity to average assets was 9.32% compared to 9.56% for the three months ended December 31, 2014. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared.

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending June 30, 2015, the dividend cost was approximately $31,000, or 1.0% annualized. Quarterly dividend payments for the third and fourth quarters of 2015 will be approximately $31,000, or 1.0% annualized. The Company plans to reserve cash so that it has the ability to redeem this preferred stock if and when the cost of this capital exceeds the cost of other forms of capital, subject to regulatory approval.

Horizon declared common stock dividends in the amount of $0.28 per share during the first six months of 2015 compared to $0.24 per share for the same period of 2014. The dividend payout ratio (dividends as a percent of basic earnings per share) was 25.8% and 26.3% for the first six months of 2015 and 2014, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2014.

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

And Results of Operations

For the Three and Six Months ended June 30, 2015

the purchase accounting impacts and one-time costs of acquisitions and non-core items, although these measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure.

Non-GAAP Reconciliation of Pre-tax, Pre-Provision Income

(Dollar in Thousands, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30
	2015	2015	2014	2015	2014
Net income as reported	$4,728	$5,358	$4,778	$10,086	$8,195
Income tax expense	1,752	1,912	1,890	3,664	2,753
Provision for loan losses	1,906	614	339	2,520	339

Pre-tax, pre-provision income	$8,386	$7,884	$7,007	$16,270	$11,287

Non-GAAP Reconciliation of Net Interest Margin

(Dollar Amounts in Thousands, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30
Net Interest Margin As Reported	2015	2015	2014	2015	2014
Net interest income	$17,850	$16,886	$16,788	$34,736	$30,060
Average interest-earning assets	2,008,191	1,899,870	1,832,576	1,954,287	1,715,939
Net interest income as a percent of average interest-earning assets (“Net Interest Margin”)	3.67%	3.70%	3.78%	3.68%	3.62%

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments (“PAUs”)	$(797)	$(1,083)	$(1,199)	$(1,880)	$(1,588)

Excluding Impact of Acquisitions
Net interest income	$17,053	$15,803	$15,589	$32,856	$28,472
Average interest-earning assets	2,008,191	1,899,870	1,832,576	1,954,287	1,715,939
Core Net Interest Margin	3.51%	3.47%	3.51%	3.49%	3.44%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2015

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollar in Thousands Except per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
Non-GAAP Reconciliation of Net Income	2015	2014	2015	2014
Net income as reported	$4,728	$4,778	$10,086	$8,195
Merger expenses	570	900	716	1,211
Tax effect	(132)	(315)	(183)	(424)

Net income excluding merger expenses	5,166	5,363	10,619	8,982

Gain on sale of investment securities	—	—	(124)	—
Tax effect	—	—	43	—

Net income excluding gain on sale of investment securities	5,166	5,363	10,538	8,982

Death benefit on bank owned life insurance (“BOLI”)	—	—	(145)	—
Tax effect	—	—	51	—

Net income excluding death benefit on BOLI	5,166	5,363	10,444	8,982

Acquisition-related PAUs	(797)	(1,199)	(1,880)	(1,588)
Tax effect	279	420	658	556

Net income excluding PAUs	$4,648	$4,584	$9,222	$7,950

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.49	$0.50	$1.04	$0.88
Merger expenses	0.06	0.09	0.07	0.13
Tax effect	(0.01)	(0.03)	(0.02)	(0.05)

Diluted earnings per share excluding merger expenses	0.54	0.56	1.09	0.96

Gain on sale of investment securities	—	—	(0.01)	—
Tax effect	—	—	0.00	—

Net income excluding gain on sale of investment securities	0.54	0.56	1.09	0.96

Death benefit on BOLI	—	—	(0.02)	—
Tax effect	—	—	0.01	—

Net income excluding death benefit on BOLI	0.54	0.56	1.08	0.96

Acquisition-related PAUs	(0.08)	(0.13)	(0.20)	(0.17)
Tax effect	0.03	0.04	0.07	0.06

Diluted earnings per share excluding PAUs	$0.49	$0.47	$0.95	$0.85

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Six months ended June 30, 2015

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

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2015, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2015, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Six months ended June 30, 2015

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

For the Three and Six months ended June 30, 2015

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

HORIZON BANCORP

Dated: August 10, 2015	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 10, 2015	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached