Form 10-Q
period 2015-09-30
HORIZON BANCORP /IN/
filed 2015-11-09
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,932,887 shares of Common Stock, no par value, at November 9, 2015.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 30 2015	December 31 2014
	(Unaudited)
Assets
Cash and due from banks	$48,155	$43,476
Investment securities, available for sale	435,673	323,764
Investment securities, held to maturity (fair value of $188,574 and $169,904)	182,187	165,767
Loans held for sale	5,583	6,143
Loans, net of allowance for loan losses of $16,168 and $16,501	1,710,322	1,362,053
Premises and equipment, net	60,700	52,461
Federal Reserve and Federal Home Loan Bank stock	13,823	11,348
Goodwill	49,600	28,176
Other intangible assets	7,648	3,965
Interest receivable	10,862	8,246
Cash value of life insurance	54,148	39,382
Other assets	29,213	32,141

Total assets	$2,607,914	$2,076,922

Liabilities
Deposits
Non-interest bearing	$338,436	$267,667
Interest bearing	1,574,639	1,214,652

Total deposits	1,913,075	1,482,319
Borrowings	373,901	351,198
Subordinated debentures	32,758	32,642
Interest payable	490	497
Other liabilities	22,952	15,852

Total liabilities	2,343,176	1,882,508

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 11,987,424 and 9,278,916 shares Outstanding, 11,931,987 and 9,213,036 shares	—	—
Additional paid-in capital	106,083	45,916
Retained earnings	144,344	134,477
Accumulated other comprehensive income	1,811	1,521

Total stockholders’ equity	264,738	194,414

Total liabilities and stockholders’ equity	$2,607,914	$2,076,922

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$20,297	$16,403	$55,140	$45,988
Investment securities
Taxable	2,156	2,339	6,377	7,124
Tax exempt	1,125	1,109	3,281	3,328

Total interest income	23,578	19,851	64,798	56,440

Interest Expense
Deposits	1,566	1,352	4,035	3,984
Borrowed funds	1,729	1,593	4,747	4,493
Subordinated debentures	507	506	1,504	1,503

Total interest expense	3,802	3,451	10,286	9,980

Net Interest Income	19,776	16,400	54,512	46,460
Provision for loan losses	300	1,741	2,820	2,080

Net Interest Income after Provision for Loan Losses	19,476	14,659	51,692	44,380

Non-interest Income
Service charges on deposit accounts	1,359	1,076	3,443	3,037
Wire transfer fees	160	151	493	408
Interchange fees	1,625	1,223	4,093	3,436
Fiduciary activities	1,520	1,131	4,033	3,378
Gain on sale of investment securities (includes $0 for the three months ended and $124 for the nine months ended September 30, 2015 and $988 for the three and nine months ended September 30, 2014, related to accumulated other comprehensive earnings reclassifications)	—	988	124	988
Gain on sale of mortgage loans	2,794	2,153	7,815	6,101
Mortgage servicing income net of impairment	246	116	725	556
Increase in cash value of bank owned life insurance	374	296	889	781
Death benefit on bank owned life insurance	—	—	145	—
Other income	322	256	892	854

Total non-interest income	8,400	7,390	22,652	19,539

Non-interest Expense
Salaries and employee benefits	10,652	8,215	27,541	23,991
Net occupancy expenses	1,723	1,404	4,649	4,188
Data processing	1,281	907	3,170	2,714
Professional fees	409	358	1,596	1,385
Outside services and consultants	3,209	595	4,753	2,554
Loan expense	1,351	1,202	3,975	3,489
FDIC insurance expense	423	313	1,099	854
Other losses	246	(35)	351	98
Other expense	2,941	2,394	7,819	7,002

Total non-interest expense	22,235	15,353	54,953	46,275

Income Before Income Tax	5,641	6,696	19,391	17,644
Income tax expense (includes $0 for the three months ended and $43 for the nine months ended September 30, 2015 and $346 for the three and nine months ended September 30, 2014, related to income tax expense from reclassification items)	1,353	1,738	5,017	4,491

Net Income	4,288	4,958	14,374	13,153
Preferred stock dividend	(31)	(40)	(94)	(102)

Net Income Available to Common Shareholders	$4,257	$4,918	$14,280	$13,051

Basic Earnings Per Share	$0.37	$0.53	$1.42	$1.45
Diluted Earnings Per Share	0.36	0.51	1.37	1.39

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$4,288	$4,958	$14,374	$13,153

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(516)	373	(334)	(169)
Income tax effect	181	(131)	117	59

Changes from derivative instruments	(335)	242	(217)	(110)

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	1,781	(6,039)	1,131	723
Unrealized depreciation for the period on held-to-maturity	(203)	2,283	(475)	2,175
Reclassification adjustment for securities gains realized in income	—	988	124	988
Income tax effect	(552)	969	(273)	(1,360)

Unrealized gains (losses) on securities	1,026	(1,799)	507	2,526

Other Comprehensive Income (Loss), Net of Tax	691	(1,557)	290	2,416

Comprehensive Income	$4,979	$3,401	$14,664	$15,569

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2015	$12,500	$45,916	$134,477	$1,521	$194,414
Net income			14,374		14,374
Other comprehensive income, net of tax				290	290
Amortization of unearned compensation		267			267
Exercise of stock options		319			319
Exercise of stock warrants		3,751			3,751
Tax benefit related to stock options		108			108
Stock option expense		216			216
Stock issued from acquisition		55,506			55,506
Cash dividends on preferred stock (1.00%)			(94)		(94)
Cash dividends on common stock ($.43 per share)			(4,413)		(4,413)

Balances, September 30, 2015	$12,500	$106,083	$144,344	$1,811	$264,738

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2015	2014
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$14,374	$13,153
Items not requiring (providing) cash
Provision for loan losses	2,820	2,080
Depreciation and amortization	3,020	2,806
Share based compensation	216	145
Mortgage servicing rights net (recovery) impairment	389	(28)
Premium amortization on securities available for sale, net	2,192	1,733
Gain on sale of investment securities	(124)	(988)
Gain on sale of mortgage loans	(7,815)	(6,101)
Proceeds from sales of loans	247,512	169,858
Loans originated for sale	(239,137)	(164,643)
Change in cash value of life insurance	(868)	(745)
Gain on sale of other real estate owned	(214)	(176)
Net change in
Interest receivable	(1,337)	(563)
Interest payable	(28)	(50)
Other assets	(61)	2,251
Other liabilities	1,020	327

Net cash provided by operating activities	21,959	19,059

Investing Activities
Purchases of securities available for sale	(170,391)	(77,164)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	61,785	99,805
Purchases of securities held to maturity	(26,128)	(4,839)
Proceeds from maturities of securities held to maturity	7,155	7,900
Purchase of Federal Reserve Bank stock	—	(592)
Proceeds from the sale of FHLB stock	268	—
Net change in loans	(123,326)	(154,677)
Proceeds on the sale of OREO and repossessed assets	2,425	2,378
Purchases of premises and equipment	(4,757)	(4,086)
Acquisition of SCB	—	7,894
Acquisition of Peoples	182,413	—
Purchase of Mortgage Company	—	(735)

Net cash used in investing activities	(70,556)	(124,116)

Financing Activities
Net change in
Deposits	79,669	37,124
Borrowings	(26,064)	76,944
Proceeds from issuance of stock	4,178	128
Dividends paid on common shares	(4,413)	(3,440)
Dividends paid on preferred shares	(94)	(102)

Net cash provided by financing activities	53,276	110,654

Net Change in Cash and Cash Equivalents	4,679	5,597
Cash and Cash Equivalents, Beginning of Period	43,476	31,721

Cash and Cash Equivalents, End of Period	$48,155	$37,318

Additional Supplemental Information
Interest paid	$10,292	$10,009
Income taxes paid	4,900	1,600
Transfer of loans to other real estate owned	2,825	3,078
Transfer of available-for -sale securities to held-to-maturity	—	167,047

The Company purchased all of the capital stock of Peoples for $78,147 on July 1, 2015 and of Summit for $18,896 on April 3, 2014. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	485,077	158,585
Cash paid to retire debt	—	1,029
Cash paid for the capital stock	22,641	6,207
Less: common stock issued	55,506	12,689
Liabilities assumed	406,930	138,660

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2015 and September 30, 2014 are not necessarily indicative of the operating results for the full year of 2015 or 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$4,288	$4,958	$14,374	$13,153
Less: Preferred stock dividends	31	40	94	102

Net income available to common shareholders	$4,257	$4,918	$14,280	$13,051
Weighted average common shares outstanding	11,605,976	9,208,707	10,029,419	9,009,663
Basic earnings per share	$0.37	$0.53	$1.42	$1.45

Diluted earnings per share
Net income available to common shareholders	$4,257	$4,918	$14,280	$13,051
Weighted average common shares outstanding	11,605,976	9,208,707	10,029,419	9,009,663
Effect of dilutive securities:
Warrants	214,592	309,790	290,669	308,647
Restricted stock	33,471	36,387	30,728	37,127
Stock options	39,215	33,448	36,297	33,922

Weighted average shares outstanding	11,893,254	9,588,332	10,387,113	9,389,359
Diluted earnings per share	$0.36	$0.51	$1.37	$1.39

There were 2,500 shares for both the three and nine months ended September 30, 2015, respectively, and 46,766 shares for both the three and nine months ended September 30, 2014 which were not included in the computation of diluted earnings per share because they were non-dilutive.

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

Note 2 – Acquisitions

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and Horizon Bank N.A.’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 0.95 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 2,192,202. Horizon’s stock price was $25.32 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. The Company had approximately $4.4 million in costs related to the acquisition as of September 30, 2015. These expenses are classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Under the purchase method of accounting, the total estimated purchase price is allocated to Peoples net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the Peoples acquisition is allocated as follows:

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

ASSETS		LIABILITIES
Cash and due from banks	$205,054	Deposits
Investment securities, held to maturity	2,038	Non-interest bearing	$28,251
		NOW accounts	65,771
Commercial	67,435	Savings and money market	125,176
Residential mortgage	137,331	Certificates of deposits	131,889

Consumer	19,593	Total deposits	351,087

Total loans	224,359
		Borrowings	48,884
Premises and equipment, net	5,524	Interest payable	21
FRB and FHLB stock	2,743	Other liabilities	6,938
Goodwill	21,424
Core deposit intangible	4,394
Interest receivable	1,279
Cash value of life insurance	13,898
Other assets	4,364

Total assets purchased	$485,077	Total liabilities assumed	$406,930

Common shares issued	$55,506
Cash paid	22,641

Total estimated purchase price	$78,147

Of the total purchase price of $78.1 million, $4.4 million has been allocated to core deposit intangible. Additionally, $21.0 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over seven years on a straight line basis.

The Company acquired the $229.1 million loan portfolio at a fair value discount of $4.8 million. The performing portion of the portfolio, $223.4 million, had an estimated fair value of $220.0 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20.

The Company acquired certain loans in the acquisition and the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loan with specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 as of July 1, 2015.

Contractually required principal and interest at acquisition	$5,730
Contractual cash flows not expected to be collected (nonaccretable differences)	715

Expected cash flows at acquisition	5,015
Interest component of expected cash flows (accretable discount)	647

Fair value of acquired loans accounted for under ASC 310-30	$4,368

The results of operations of Peoples and Peoples FSB have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended September 30, 2015 and December 31, 2014 as if the Peoples and Peoples FSB acquisitions had occurred as of the beginning of the comparable prior reporting period.

(in thousands except per share data)	December 31,	Nine Months Ended September 30,
	2014	2015	2014
Summary of Operations:
Net Interest Income	$75,442	$60,466	$55,850
Provision for Loan Losses	3,443	2,880	2,420
Net Interest Income after Provision for Loan Losses	71,999	57,586	53,430
Non-interest Income	29,928	24,545	22,458
Non-Interest Expense	74,010	61,192	55,489
Income before Income Taxes	27,917	20,939	20,399
Income Tax Expense	6,561	5,164	4,846
Net Income	21,356	15,776	15,553
Net Income Available to Common Shareholders	$21,223	$15,682	$15,562

Per Share Data
Net Income	$1.82	$1.33	$1.32

The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro forma information for the nine months ended 2015 includes $1.3 million, net of tax, of operating revenue from Peoples since the acquisition and approximately $3.0 million, net of tax, of non-recurring expenses directly attributable to the Peoples acquisition.

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition consummated as of that time, nor is it intended to be a projection of future results.

On April 3, 2014, Horizon closed its acquisition of SCB Bancorp, Inc. (“Summit”) and Horizon Bank N.A.’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). The Company had approximately $1.3 million in costs related to the acquisition. These expenses are classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Under the purchase method of accounting, the total estimated purchase price is allocated to Summit’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the Summit acquisition is allocated as follows:

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

Of the total purchase price of $19.9 million, $822,000 has been allocated to core deposit intangible. Additionally, $8.4 million has been allocated to goodwill and $4.4 million of the purchase price is deductible and was assigned to the business assets. The core deposit intangible will be amortized over seven years on a straight line basis.

The Company acquired the $130.5 million loan portfolio at a fair value discount of $6.4 million. The performing portion of the portfolio, $106.2 million, had an estimated fair value of $104.6 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20.

The Company acquired certain loans in the acquisition and the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

Loans with specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

		Gross	Gross
September 30, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$24,724	$45	$(14)	$24,755
State and municipal	58,467	1,349	(35)	59,781
Federal agency collateralized mortgage obligations	134,494	1,426	(353)	135,567
Federal agency mortgage-backed pools	212,718	3,179	(381)	215,516
Corporate notes	32	22	—	54

Total available for sale investment securities	$430,435	$6,021	$(783)	$435,673

Held to maturity
U.S. Treasury and federal agencies	$5,852	$136	$—	$5,988
State and municipal	142,763	5,262	(177)	147,848
Federal agency collateralized mortgage obligations	9,356	59	(12)	9,403
Federal agency mortgage-backed pools	24,216	1,208	(89)	25,335

Total held to maturity investment securities	$182,187	$6,665	$(278)	$188,574

		Gross	Gross
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$26,996	$56	$(229)	$26,823
State and municipal	46,535	1,462	(45)	47,952
Federal agency collateralized mortgage obligations	122,930	975	(1,045)	122,860
Federal agency mortgage-backed pools	122,583	3,172	(360)	125,395
Private labeled mortgage-backed pools	670	19	—	689
Corporate notes	32	13	—	45

Total available for sale investment securities	$319,746	$5,697	$(1,679)	$323,764

Held to maturity
U.S. Treasury and federal agencies	$9,804	$82	$—	$9,886
State and municipal	129,595	3,398	(106)	132,887
Federal agency collateralized mortgage obligations	4,039	35	(1)	4,073
Federal agency mortgage-backed pools	22,329	729	—	23,058

Total held to maturity investment securities	$165,767	$4,244	$(107)	$169,904

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2015, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2015.

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

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$7,335	$7,365	$6,098	$6,169
One to five years	51,574	52,460	44,720	45,093
Five to ten years	16,991	17,343	16,147	16,768
After ten years	7,323	7,422	6,598	6,790

	83,223	84,590	73,563	74,820
Federal agency collateralized mortgage obligations	134,494	135,567	122,930	122,860
Federal agency mortgage-backed pools	212,718	215,516	122,583	125,395
Private labeled mortgage-backed pools	—	—	670	689

Total available for sale investment securities	$430,435	$435,673	$319,746	$323,764

Held to maturity
Within one year	$—	$—	$—	$—
One to five years	14,682	15,285	592	593
Five to ten years	101,152	105,151	99,225	101,323
After ten years	32,781	33,400	39,582	40,857

	148,615	153,836	139,399	142,773
Federal agency collateralized mortgage obligations	9,356	9,403	4,039	4,073
Federal agency mortgage-backed pools	24,216	25,335	22,329	23,058

Total held to maturity investment securities	$182,187	$188,574	$165,767	$169,904

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$5,995	$(2)	$7,979	$(12)	$13,973	$(14)
State and municipal	19,967	(207)	736	(4)	20,704	(212)
Federal agency collateralized mortgage obligations	10,178	(54)	27,071	(311)	37,250	(365)
Federal agency mortgage-backed pools	31,473	(328)	24,005	(142)	55,478	(470)

Total temporarily impaired securities	$67,613	$(591)	$59,791	$(469)	$127,405	$(1,061)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$2,993	$(7)	$20,762	$(222)	$23,755	$(229)
State and municipal	10,287	(121)	2,050	(30)	12,337	(151)
Federal agency collateralized mortgage obligations	15,013	(88)	39,801	(957)	54,814	(1,045)
Federal agency mortgage-backed pools	5,993	(9)	28,044	(351)	34,037	(360)

Total temporarily impaired securities	$34,286	$(225)	$90,657	$(1,560)	$124,943	$(1,785)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Sales of securities available for sale (Unaudited)
Proceeds	$—	$45,228	$13,332	$45,228
Gross gains	—	1,001	147	1,001
Gross losses	—	(13)	(23)	(13)

Note 4 – Loans

	September 30	December 31
	2015	2014
Commercial
Working capital and equipment	$369,575	$300,940
Real estate, including agriculture	393,837	343,455
Tax exempt	8,829	8,595
Other	23,030	21,324

Total	795,271	674,314
Real estate
1–4 family	426,952	250,799
Other	3,975	3,826

Total	430,927	254,625
Consumer
Auto	170,032	154,538
Recreation	5,660	5,673
Real estate/home improvement	44,608	38,288
Home equity	128,498	112,426
Unsecured	4,051	3,613
Other	8,449	5,921

Total	361,298	320,459
Mortgage warehouse	138,974	129,156

Total loans	1,726,470	1,378,554
Allowance for loan losses	(16,168)	(16,501)

Loans, net	$1,710,302	$1,362,053

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

September 30, 2015	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$273,820	$944	$1,385	$276,149
Non owner occupied real estate	314,680	278	474	315,432
Residential spec homes	3,049	7	18	3,074
Development & spec land loans	18,394	34	28	18,456
Commercial and industrial	183,060	3,288	363	186,711

Total commercial	793,003	4,551	2,268	799,822
Residential mortgage	408,360	1,318	2,499	412,177
Residential construction	20,069	37	—	20,106
Mortgage warehouse	138,974	480	—	139,454

Total real estate	567,403	1,835	2,499	571,737
Direct installment	50,410	158	(370)	50,198
Direct installment purchased	171	—	—	171
Indirect installment	153,786	307	—	154,093
Home equity	157,705	625	(404)	157,926

Total consumer	362,072	1,090	(774)	362,388

Total loans	1,722,478	7,476	3,993	1,733,947
Allowance for loan losses	(16,168)	—	—	(16,168)

Net loans	$1,706,310	$7,476	$3,993	$1,717,779

December 31, 2014	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$228,380	$385	$680	$229,445
Non owner occupied real estate	297,299	309	506	298,114
Residential spec homes	2,027	2	—	2,029
Development & spec land loans	12,097	28	30	12,155
Commercial and industrial	133,256	859	39	134,154

Total commercial	673,059	1,583	1,255	675,897
Residential mortgage	242,521	737	599	243,857
Residential construction	11,505	21	—	11,526
Mortgage warehouse	129,156	480	—	129,636

Total real estate	383,182	1,238	599	385,019
Direct installment	40,137	129	(375)	39,891
Direct installment purchased	219	—	—	219
Indirect installment	141,868	314	(163)	142,019
Home equity	139,007	568	(234)	139,341

Total consumer	321,231	1,011	(772)	321,470

Total loans	1,377,472	3,832	1,082	1,382,386
Allowance for loan losses	(16,501)	—	—	(16,501)

Net loans	$1,360,971	$3,832	$1,082	$1,365,885

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	September 30	September 30	September 30	September 30
	2015	2015	2015	2015
	Heartland	Summit	Peoples	Total
Commercial	$2,283	$5,742	$1,841	$9,866
Real estate	759	1,427	584	2,770
Consumer	8	37	—	45

Outstanding balance	$3,050	$7,206	$2,425	$12,681

Carrying amount, net of allowance of $272				$12,409

	December 31	December 31	December 31	December 31
	2014	2014	2014	2014
	Heartland	Summit	Peoples	Total
Commercial	$5,492	$7,725	$—	$13,217
Real estate	900	1,458	—	2,358
Consumer	8	43	—	51

Outstanding balance	$6,400	$9,226	$—	$15,626

Carrying amount, net of allowance of $359				$15,267

Accretable yield, or income expected to be collected for the nine months ended September 30, is as follows:

	Nine Months Ended September 30, 2015
	Heartland	Summit	Peoples	Total
Balance at January 1	$2,400	$1,268	$—	$3,668
Additions	—	—	647	647
Accretion	(272)	(254)	—	(526)
Reclassification from nonaccretable difference	—	—	—	—
Disposals	(1,210)	(237)	—	(1,447)

Balance at September 30	$918	$777	$647	$2,342

	Nine Months Ended September 30, 2014
	Heartland	Summit	Peoples	Total
Balance at January 1	$3,185	$—	$—	$3,185
Additions	—	1,758	—	1,758
Accretion	(288)	—	—	(288)
Reclassification from nonaccretable difference	—	—	—	—
Disposals	(95)	—	—	(95)

Balance at September 30	$2,802	$1,758	$—	$4,560

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

During the nine months ended September 30, 2015 and 2014, the Company decreased the allowance for loan losses on purchased loans by a recovery to the income statement of $87,000 and $0, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$16,421	$15,660	$16,501	$15,992
Loans charged-off:
Commercial
Owner occupied real estate	56	—	1,478	—
Non owner occupied real estate	—	—	16	22
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	173
Commercial and industrial	38	1,093	291	1,220

Total commercial	94	1,093	1,785	1,415
Real estate
Residential mortgage	101	31	287	225
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	101	31	287	225
Consumer
Direct Installment	51	74	206	151
Direct Installment Purchased	—	—	—	—
Indirect Installment	218	306	783	874
Home Equity	262	37	766	468

Total consumer	531	417	1,755	1,493

Total loans charged-off	726	1,541	3,827	3,133
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	8	4	94	10
Non owner occupied real estate	1	10	1	85
Residential development	—	—	—	—
Development & Spec Land Loans	—	55	—	55
Commercial and industrial	8	18	41	435

Total commercial	17	87	136	585
Real estate
Residential mortgage	5	12	10	19
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	5	12	10	19
Consumer
Direct Installment	15	10	91	49
Direct Installment Purchased	—	—	—	—
Indirect Installment	112	165	347	431
Home Equity	24	26	90	137

Total consumer	151	201	528	617

Total loan recoveries	173	300	674	1,221

Net loans charged-off (recovered)	553	1,241	3,153	1,912

Provision charged to operating expense
Commercial	532	1,563	2,580	1,682
Real estate	(955)	697	(51)	(290)
Consumer	723	(519)	291	688

Total provision charged to operating expense	300	1,741	2,820	2,080

Balance at the end of the period	$16,168	$16,160	$16,168	$16,160

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain loans are individually evaluated for impairment, and the Company’s general practice is to proactively charge down impaired loans to the fair value, which is the appraised value less estimated selling costs, of the underlying collateral.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

September 30, 2015	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,599	$—	$—	$—	$1,599
Collectively evaluated for impairment	6,989	2,297	1,015	4,014	14,315
Loans acquired with deteriorated credit quality	254	—	—	—	254

Total ending allowance balance	$8,842	$2,297	$1,015	$4,014	$16,168

Loans:
Individually evaluated for impairment	$10,848	$—	$—	$—	$10,848
Collectively evaluated for impairment	787,245	432,283	139,454	362,388	1,721,370
Loans acquired with deteriorated credit quality	1,729	—	—	—	1,729

Total ending loans balance	$799,822	$432,283	$139,454	$362,388	$1,733,947

December 31, 2014	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,589	$—	$—	$—	$1,589
Collectively evaluated for impairment	5,827	2,508	1,132	4,951	14,418
Loans acquired with deteriorated credit quality	494	—	—	—	494

Total ending allowance balance	$7,910	$2,508	$1,132	$4,951	$16,501

Loans:
Individually evaluated for impairment	$11,055	$—	$—	$—	$11,055
Collectively evaluated for impairment	664,251	255,383	129,636	321,470	1,370,740
Loans acquired with deteriorated credit quality	591	—	—	—	591

Total ending loans balance	$675,897	$255,383	$129,636	$321,470	$1,382,386

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

September 30, 2015	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$4,165	$—	$—	$38	$4,203
Non owner occupied real estate	3,211	—	2,334	69	5,614
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	456	—	559	—	1,015

Total commercial	7,832	—	2,893	107	10,832
Real estate
Residential mortgage	3,123	36	627	2,275	6,061
Residential construction	—	—	254	—	254
Mortgage warehouse	—	—	—	—	—

Total real estate	3,123	36	881	2,275	6,315
Consumer
Direct Installment	571	37	—	—	608
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	631	27	—	—	658
Home Equity	1,799	—	220	566	2,585

Total Consumer	3,001	64	220	566	3,851

Total	$13,956	$100	$3,994	$2,948	$20,998

December 31, 2014	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,773	$—	$—	$44	$1,817
Non owner occupied real estate	7,439	—	217	566	8,222
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	812	—	1,004	—	1,816

Total commercial	10,024	—	1,221	610	11,855
Real estate
Residential mortgage	2,297	40	765	2,526	5,628
Residential construction	—	—	266	—	266
Mortgage warehouse	—	—	—	—	—

Total real estate	2,297	40	1,031	2,526	5,894
Consumer
Direct Installment	227	10	—	—	237
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	557	47	—	—	604
Home Equity	2,207	18	391	1,236	3,852

Total Consumer	2,991	75	391	1,236	4,693

Total	$15,312	$115	$2,643	$4,372	$22,442

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $14.0 million of non-accrual loans and the $4.0 million of non-performing TDRs at September 30, 2015 were $1.9 million and $98,000, respectively, of loans acquired for which accretable yield was recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2015, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after nine consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2015, the Company had $6.9 million in TDRs and $2.9 million were performing according to the restructured terms and four TDR,s were returned to accrual status during the first nine months of 2015. There was $631,000 of specific reserves allocated to TDRs at September 30, 2015 based on the discounted cash flows or when appropriate the fair value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Nine Months Ending
September 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,235	$1,238	$—	$1,262	$1	$1,041	$10
Non owner occupied real estate	2,798	2,801	—	2,815	1	2,846	4
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	239	239	—	583	4	415	4

Total commercial	4,272	4,278	—	4,660	6	4,302	18
With an allowance recorded
Commercial
Owner occupied real estate	2,967	2,966	598	2,968	—	2,191	55
Non owner occupied real estate	2,817	2,828	550	2,858	—	2,942	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	776	776	451	776	—	836	—

Total commercial	6,560	6,570	1,599	6,602	—	5,969	55

Total	$10,832	$10,848	$1,599	$11,262	$6	$10,271	$73

				Three Months Ending		Nine Months Ending
September 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$2,851	$2,854	$—	$2,126	$85	$1,525	$129
Non owner occupied real estate	3,232	3,235	—	3,257	43	3,274	141
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	281	281	—	367	—	433	—

Total commercial	6,364	6,370	—	5,750	128	5,232	270
With an allowance recorded
Commercial
Owner occupied real estate	403	403	13	406	—	274	6
Non owner occupied real estate	333	333	150	335	—	343	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	1,391	1,391	1,012	1,560	—	1,567	2

Total commercial	2,127	2,127	1,175	2,301	—	2,184	8

Total	$8,491	$8,497	$1,175	$8,051	$128	$7,416	$278

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

September 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$329	$15	$—	$344	$273,476	$273,820
Non owner occupied real estate	—	—	—	—	314,680	314,680
Residential development	—	—	—	—	3,049	3,049
Development & Spec Land Loans	—	—	—	—	18,394	18,394
Commercial and industrial	40	18	—	58	183,002	183,060

Total commercial	369	33	—	402	792,601	793,003
Real estate
Residential mortgage	1,879	205	36	2,120	406,240	408,360
Residential construction	—	—	—	—	20,069	20,069
Mortgage warehouse	—	—	—	—	138,974	138,974

Total real estate	1,879	205	36	2,120	565,283	567,403
Consumer
Direct Installment	133	31	37	201	50,209	50,410
Direct Installment Purchased	—	—	—	—	171	171
Indirect Installment	908	129	27	1,064	152,722	153,786
Home Equity	888	293	—	1,181	156,524	157,705

Total consumer	1,929	453	64	2,446	359,626	362,072

Total	$4,177	$691	$100	$4,968	$1,717,510	$1,722,478

Percentage of total loans	0.24%	0.04%	0.01%	0.29%	99.71%

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$103	$645	$—	$748	$227,632	$228,380
Non owner occupied real estate	413	—	—	413	296,886	297,299
Residential development	—	—	—	—	2,027	2,027
Development & Spec Land Loans	—	—	—	—	12,097	12,097
Commercial and industrial	19	1	—	20	133,236	133,256

Total commercial	535	646	—	1,181	671,878	673,059
Real estate
Residential mortgage	1,033	193	40	1,266	241,255	242,521
Residential construction	—	—	—	—	11,505	11,505
Mortgage warehouse	—	—	—	—	129,156	129,156

Total real estate	1,033	193	40	1,266	381,916	383,182
Consumer
Direct Installment	113	4	10	127	40,010	40,137
Direct Installment Purchased	—	—	—	—	219	219
Indirect Installment	1,042	243	47	1,332	140,536	141,868
Home Equity	1,084	189	18	1,291	137,716	139,007

Total consumer	2,239	436	75	2,750	318,481	321,231

Total	$3,807	$1,275	$115	$5,197	$1,372,275	$1,377,472

Percentage of total loans	0.28%	0.09%	0.01%	0.38%	99.62%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective markets (ranging from $1,000,000 to $2,500,000) are validated by the Loan Committee, which is chaired by the Chief Credit Officer (CCO).

•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the CCO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCO, however, lenders must present their factual information to either the Loan Committee or the CCO when recommending an upgrade.

•	The CCO, or his designee, meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•	Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$262,753	$4,080	$6,987	$—	$273,820
Non owner occupied real estate	306,709	1,657	6,314	—	314,680
Residential development	3,049	—	—	—	3,049
Development & Spec Land Loans	18,323	71	—	—	18,394
Commercial and industrial	178,926	1,528	2,606	—	183,060

Total commercial	769,760	7,336	15,907	—	793,003
Real estate
Residential mortgage	402,299	—	6,061	—	408,360
Residential construction	19,815	—	254	—	20,069
Mortgage warehouse	138,974	—	—	—	138,974

Total real estate	561,088	—	6,315	—	567,403
Consumer
Direct Installment	49,802	—	608	—	50,410
Direct Installment Purchased	171	—	—	—	171
Indirect Installment	153,128	—	658	—	153,786
Home Equity	155,120	—	2,585	—	157,705

Total Consumer	358,221	—	3,851	—	362,072

Total	$1,689,069	$7,336	$26,073	$—	$1,722,478

Percentage of total loans	98.06%	0.43%	1.51%	0.00%

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$215,874	$7,623	$4,883	$—	$228,380
Non owner occupied real estate	283,518	4,458	9,323	—	297,299
Residential development	2,027	—	—	—	2,027
Development & Spec Land Loans	12,018	79	—	—	12,097
Commercial and industrial	128,589	1,799	2,868	—	133,256

Total commercial	642,026	13,959	17,074	—	673,059
Real estate
Residential mortgage	236,893	—	5,628	—	242,521
Residential construction	11,239	—	266	—	11,505
Mortgage warehouse	129,156	—	—	—	129,156

Total real estate	377,288	—	5,894	—	383,182
Consumer
Direct Installment	39,900	—	237	—	40,137
Direct Installment Purchased	219	—	—	—	219
Indirect Installment	141,264	—	604	—	141,868
Home Equity	135,155	—	3,852	—	139,007

Total Consumer	316,538	—	4,693	—	321,231

Total	$1,335,853	$13,959	$27,661	$—	$1,377,472

Percentage of total loans	96.98%	1.01%	2.01%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 8 – Repurchase Agreements

The Company transfers various securities to customers in exchange for cash at the end of each business day and agrees to acquire the securities at the end of the next business day for the cash exchanged plus interest. The process is repeated at the end of each business day until the agreement is terminated. The securities underlying the agreement remained under the Bank’s control.

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

	Remaining Contractual Maturity of the Agreements
September 30, 2015	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$56,418	$—	$35,000	$60,000	$—	$—	$151,418
Securities lending transactions
U.S. Treasury and federal agencies	$6,950	$—	$—	$—	$—	$—	$6,950
Federal agency collateralized mortgage obligations	$45,279	—	76	886	6,904	44,401	97,545
Federal agency mortgage-backed pools	$14,523	—	79	401	11,396	40,744	67,144

Total	66,752	—	155	1,287	18,300	85,145	171,639

Total borrowings	$(10,334)	$—	$34,845	$58,713	$(18,300)	$(85,145)	$(20,221)

Gross amount of recognized liabilities for repurchase agreements and securities lending							$151,418

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at September 30, 2015 and December 31, 2014. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2015, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2015, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $113.9 million at September 30, 2015 and $102.7 million at December 31, 2014.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2015, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivative		Liability Derivatives
	September 30, 2015		September 30, 2015
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,787
Interest rate contracts	Other Assets	1,787	Other liabilities	3,671

Total derivatives designated as hedging instruments		1,787		5,458

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	643	Other liabilities	—

Total derivatives not designated as hedging instruments		643		—

Total derivatives		$2,430		$5,458

	Asset Derivative		Liability Derivatives
	December 31, 2014		December 31, 2014
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,208
Interest rate contracts	Other Assets	1,208	Other liabilities	3,339

Total derivatives designated as hedging instruments		1,208		4,547

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	447	Other liabilities	—

Total derivatives not designated as hedging instruments		447		—

Total derivatives		$1,655		$4,547

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statement of income for the three and nine-month periods ending September 30 is as follows:

	Comprehensive Income on Derivative (Effective Portion)		Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30
Derivative in cash flow	2015	2014	2015	2014
hedging relationship	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	$(335)	$242	$(217)	$(110)

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

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative in fair value	Location of gain (loss)	2015	2014	2015	2014
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income - loans	$765	$(326)	$579	$425
Interest rate contracts	Interest income - loans	(765)	326	(579)	(425)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative not designated	Location of gain (loss)	2015	2014	2015	2014
as hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mortgage contracts	Other income -gain on sale of loans	$(77)	$(22)	$196	$(1)

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Available-for-sale securities
U.S. Treasury and federal agencies	$24,755	$—	$24,755	$—
State and municipal	59,781	—	59,781	—
Federal agency collateralized mortgage obligations	135,567	—	135,567	—
Federal agency mortgage-backed pools	215,516	—	215,516	—
Corporate notes	54	—	54	—

Total available-for-sale securities	435,673	—	435,673	—
Hedged loans	112,089	—	112,089	—
Forward sale commitments	643	—	643	—
Interest rate swap agreements	(5,458)	—	(5,458)	—
Commitments to originate loans	—	—	—	—
December 31, 2014
Available-for-sale securities
U.S. Treasury and federal agencies	$26,823	$—	$26,823	$—
State and municipal	47,952	—	47,952	—
Federal agency collateralized mortgage obligations	122,860	—	122,860	—
Federal agency mortgage-backed pools	125,395	—	125,395	—
Private labeled mortgage-backed pools	689	—	689	—
Corporate notes	45	—	45	—

Total available-for-sale securities	323,764	—	323,764	—
Hedged loans	101,445	—	101,445	—
Forward sale commitments	447	—	447	—
Interest rate swap agreements	(4,547)	—	(4,547)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Non Interest Income	2015	2014	2015	2014
Total gains and losses from:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hedged loans	$765	$(326)	$579	$425
Fair value interest rate swap agreements	(765)	326	(579)	(425)
Derivative loan commitments	(77)	(22)	196	(1)

	$(77)	$(22)	$196	$(1)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Impaired loans	$9,233	$—	$—	$9,233
Mortgage servicing rights	9,100	—	—	9,100
December 31, 2014
Impaired loans	$9,464	$—	$—	$9,464
Mortgage servicing rights	7,642	—	—	7,642

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $51,000 during the first nine months of 2015 and increased by $28,000 during the first nine months of 2014.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$9,233	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$9,100	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$9,464	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$7,642	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2015 and December 31, 2014. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	September 30, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$48,155	$48,155	$—	$—
Investment securities, held to maturity	182,187	—	188,574	—
Loans held for sale	5,583	—	—	5,583
Loans excluding loan level hedges, net	1,598,233	—	—	1,641,840
Stock in FHLB and FRB	13,823	—	13,823	—
Interest receivable	10,862	—	10,862	—
Liabilities
Non-interest bearing deposits	$338,436	$338,436	$—	$—
Interest-bearing deposits	1,574,639	—	1,494,112	—
Borrowings	373,901	—	372,971	—
Subordinated debentures	32,758	—	33,334	—
Interest payable	490	—	490	—

	December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$43,476	$43,476	$—	$—
Investment securities, held to maturity	165,767	—	169,904	—
Loans held for sale	6,143	—	—	6,143
Loans excluding loan level hedges, net	1,260,608	—	—	1,295,133
Stock in FHLB and FRB	11,348	—	11,348	—
Interest receivable	8,246	—	8,246	—
Liabilities
Non-interest bearing deposits	$267,667	$267,667	$—	$—
Interest-bearing deposits	1,214,652	—	1,158,912	—
Borrowings	351,198	—	348,597	—
Subordinated debentures	32,642	—	32,669	—
Interest payable	497	—	497	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 12 – Accumulated Other Comprehensive Income

	September 30	December 31
	2015	2014
Unrealized gain on securities available for sale	$5,238	$4,018
Unamortized gain on securities held to maturity, previously transferred from AFS	1,219	1,658
Unrealized loss on derivative instruments	(3,671)	(3,337)
Tax effect	(975)	(818)

Total accumulated other comprehensive income	$1,811	$1,521

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For September 30, 2015, Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (September 30, 2015) and Tier I leverage ratios as set forth in the table below. As of September 30, 2015 and December 31, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2015 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of September 30, 2015 and December 31, 2014 were as follows:

			Required For Capital[1]		Well Capitalized Under Prompt[1]
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total capital[1] (to risk-weighted assets)
Consolidated	$261,858	13.83%	$151,472	8.00%	N/A	N/A
Bank	246,162	13.17%	149,529	8.00%	$186,911	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	245,690	12.98%	113,570	6.00%	N/A	N/A
Bank	229,994	12.30%	112,192	6.00%	149,590	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	200,122	10.57%	85,199	4.50%	N/A	N/A
Bank	229,994	12.30%	84,144	4.50%	121,542	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	245,690	9.98%	98,473	4.00%	N/A	N/A
Bank	229,994	9.31%	98,816	4.00%	123,520	5.00%
As of December 31, 2014
Total capital[1] (to risk-weighted assets)
Consolidated	$212,276	14.48%	$117,280	8.00%	N/A	N/A
Bank	192,604	13.08%	117,801	8.00%	$147,251	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	195,775	13.35%	58,659	4.00%	N/A	N/A
Bank	176,103	11.96%	58,897	4.00%	88,346	6.00%
Tier 1 capital[1] (to average assets)
Consolidated	195,775	9.76%	80,236	4.00%	N/A	N/A
Bank	176,103	8.80%	80,047	4.00%	100,059	5.00%

[1]	As defined by regulatory agencies

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

Note 15 – General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results or operation and cash flows of the Company.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

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

For the Three and Nine Months ended September 30, 2015

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

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana and Southwestern and Central Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and Horizon Bank’s acquisition of Peoples Federal Savings Bank of DeKalb County, a federally-chartered stock savings bank and wholly owned subsidiary of Peoples, through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 0.95 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 2,192,202. Horizon’s stock price was $25.32 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million.

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

Following are some highlights of Horizon’s financial performance through the third quarter of 2015:

•	On July 1, 2015, Horizon closed the acquisition of Peoples and its wholly-owned subsidiary, Peoples Federal Savings Bank of DeKalb County, headquartered in Auburn, Indiana.

•	The quarterly dividend was increased from $.14 to $.15 per share on September 15, 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

•	Third quarter 2015 net income was $4.3 million or $.36 diluted earnings per share.

•	Excluding merger expenses and gain on sale of investment securities, net income for the third quarter of 2015 increased 52.8% compared to the same period of 2014 to $6.7 million or $.56 diluted earnings per share.

•	Net income for the first nine months of 2015 was $14.4 million or $1.37 diluted earnings per share.

•	Excluding merger expenses, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the first nine months of 2015 increased 28.3% compared to the same period of 2014 to $17.2 million or $1.64 diluted earnings per share.

•	Net interest income for the first nine months of 2015 increased 17.3% or $8.1 million compared to the same period in 2014.

•	The net interest margin, excluding the impact of acquisitions (“core net interest margin”), decreased 7 basis points from the linked quarter and 3 basis points in the first nine months of 2015 compared to the same periods in 2014.

•	Non-interest income for the first nine months of 2015 increased 15.9% or $3.1 million compared to the same period in 2014.

•	Loans increased 11.9% on an annualized basis during the third quarter of 2015 excluding the Peoples acquisition, mortgage warehouse loans and loans held for sale.

•	Horizon’s tangible book value per share increased to $16.34 at September 30, 2015, compared to $16.26 at December 31, 2014 and $15.75 at September 30, 2014.

•	Horizon Bank’s capital ratios, including Tier 1 Capital to Average Assets of 9.31% and Total Capital to Risk Weighted Assets of 13.17% as of September 30, 2015, continue to be well above the regulatory standards for well-capitalized banks.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2015, Horizon had core deposit intangibles of $7.6 million subject to amortization and $49.6 million of

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2015 was $23.75 per share compared to a book value of $21.14 per common share.

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

And Results of Operations

For the Three and Nine Months ended September 30, 2015

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

Financial Condition

On September 30, 2015, Horizon’s total assets were $2.6 billion, an increase of approximately $531.0 million compared to December 31, 2014 and includes $485.1 million of purchased assets from the closing of the Peoples merger in the third quarter. The increase was primarily in net loans of $348.3 million and investment securities of $128.3 million.

Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$24,725	$24,755	$26,996	$26,823
State and municipal	58,466	59,781	46,535	47,952
Federal agency collateralized mortgage obligations	134,494	135,567	122,930	122,860
Federal agency mortgage-backed pools	212,717	215,516	122,583	125,395
Private labeled mortgage-backed pools	—	—	670	689
Corporate notes	32	54	32	45

Total available for sale investment securities	$430,434	$435,673	$319,746	$323,764

Held to maturity
U.S. Treasury and federal agencies	$5,852	$5,989	$9,804	$9,886
State and municipal	142,763	147,847	129,595	132,887
Federal agency collateralized mortgage obligations	9,356	9,403	4,039	4,073
Federal agency mortgage-backed pools	24,216	25,336	22,329	23,058

Total held to maturity investment securities	$182,187	$188,575	$165,767	$169,904

Total investment securities increased by approximately $128.3 million at September 30, 2015 compared to December 31, 2014 primarily due to the investing of cash from the closing of the Peoples merger.

Total loans increased $347.4 million since December 31, 2014 to $1.7 billion as of September 30, 2015. This increase was the result of an increase in commercial loans of $121.0 million, mortgage warehouse loans of $9.8 million, residential mortgage loans of $176.3 million and consumer loans of $40.8 million. The growth in total loans during the nine months ended September 30, 2015 is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint and market expansion as well as the loans added through the Peoples acquisition.

The following table presents the amount and growth rate of loans by product type for the nine months ended September 30, 2015, excluding the loans added through the Peoples acquisition.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

Loan Growth by Type, Excluding Acquired Loans

Nine Months Ended September 30, 2015

(Dollars in Thousands)

					Excluding Acquired Loans
	September 30 2015	December 31 2014	Amount Change	Acquired Peoples Loans	Amount Change	Percent Change	Annualized Percent Change
	(Unaudited)
Commercial loans	$795,271	$674,314	$120,957	$(67,435)	$53,522	7.9%	10.6%
Residential mortgage loans	430,946	254,625	176,321	(137,331)	38,990	15.3%	20.5%
Consumer loans	361,298	320,459	40,839	(19,593)	21,246	6.6%	8.9%

Subtotal	1,587,515	1,249,398	338,117	(224,359)	113,758	9.1%	12.2%
Held for sale loans	5,583	6,143	(560)	—	(560)	-9.1%	-12.2%
Mortgage warehouse loans	138,974	129,156	9,818	—	9,818	7.6%	10.2%
Total loans	$1,732,072	$1,384,697	$347,375	$(224,359)	$123,016	8.9%	11.9%

Total deposits increased $430.8 million since December 31, 2014 to $1.9 billion as of September 30, 2015. This increase was primarily the result of increased calling and marketing efforts, market expansion and the $351.1 million in deposits added through the Peoples acquisition. Non-interest bearing deposit accounts increased by $70.8 million, interest-bearing transaction accounts increased by $234.2 million and time deposits increased by $125.8 million during the nine months ended September 30, 2015.

The Company’s borrowings increased $22.7 million from December 31, 2014 primarily due to $47.8 million of long-term borrowings assumed as part of the Peoples acquisition net of maturities of long-term debt. At September 30, 2015, the Company had $133.0 million in short-term funds borrowed compared to $145.0 million at December 31, 2014. The Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in municipal deposits and mortgage warehouse lending.

Stockholders’ equity totaled $264.7 million at September 30, 2015 compared to $194.4 million at December 31, 2014. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared, as well as the stock issued in the Peoples acquisition and the exercise of stock warrants. At September 30, 2015, the ratio of average stockholders’ equity to average assets was 10.38% compared to 9.56% for December 31, 2014. Book value per common share at September 30, 2015 increased to $21.14 compared to $19.75 at December 31, 2014.

Results of Operations

Overview

Consolidated net income for the three-month period ended September 30, 2015 was $4.3 million, a decrease of 13.5% from the $5.0 million for the same period in 2014. Earnings per common share for the three months ended September 30, 2015 were $0.37 basic and $0.36 diluted, compared to $0.53 basic and $0.51 diluted for the same three-month period in the previous year. The decrease in net income and earnings per share from the previous year reflects an increase in non-interest expenses of $6.9 million primarily due to an increase in salaries and employee benefits and outside services and consultants expense, partially offset by an increase in net interest income of $3.4 million, a decrease in provision for loan losses of $1.4 million and an increase in non-interest income of $1.0 million. The decrease in earnings per share also reflects an increase in diluted shares due to the Peoples acquisition. Excluding acquisition-related expenses and purchase

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

accounting adjustments and gain on sale of investment securities, net income for the third quarter of 2015 was $6.5 million or $.54 diluted earnings per share compared to $4.1 million or $.42 diluted earnings per share in the same period of 2014.

Consolidated net income for the nine-month period ended September 30, 2015 was $14.4 million, an increase of 9.3% from the $13.2 million for the same period in 2014. Earnings per common share for the nine-month period ended September 30, 2015 were $1.42 basic and $1.37 diluted, compared to $1.45 basic and $1.39 diluted for the same period in the previous year. The increase in net income from the previous year reflects an increase in net interest income of $8.1 million and an increase in non-interest income of $3.1 million, partially offset by an increase in the provision for loan losses of $740,000 and an increase in non-interest expenses of $8.7 million. The decrease in earnings per share also reflects an increase in diluted shares due to the Peoples acquisition. Excluding acquisition-related expenses and purchase accounting adjustments, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the first nine months of 2015 was $15.7 million or $1.50 diluted earnings per share compared to $12.1 million or $1.27 diluted earnings per share in the same period of 2014.

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

Net interest income during the three-month period ended September 30, 2015 was $19.8 million, an increase of $3.4 million from the $16.4 million earned during the same period in 2014. Yields on the Company’s interest-earning assets decreased by 15 basis points to 4.17% for the three months ending September 30, 2015 from 4.32% for the three months ended September 30, 2014. Interest income increased $3.7 million from $19.9 million for the three months ended September 30, 2014 to $23.6 million for the same period in 2015. This increase was due to an increase in interest-earning assets, partially offset by lower yields on loans and investment securities and a decrease in interest income from acquisition-related purchase accounting adjustments from $438,000 for the three months ending September 30, 2014 to $402,000 for the same period of 2015.

Rates paid on interest-bearing liabilities decreased by 9 basis points for the three-month period ended September 30, 2015 compared to the same period in 2014 due to the continued low interest rate environment. Interest expense increased $351,000 compared to the three-month period ended September 30, 2014 to $3.8 million for the same period in 2015. This increase was due to higher average balances of interest-bearing deposits and higher interest rates paid on borrowings, partially offset by lower rates paid on interest-bearing deposits and lower average balances of borrowings. The net interest margin decreased 8 basis points from 3.59% for the three-month period ended September 30, 2014 to 3.51% for the same period in 2015. The decrease in the margin for the three-month period ended September 30, 2015 compared to the same period in 2014 was due to a reduction in the yield on interest-earning assets and a decrease of approximately $36,000 of interest income from acquisition-related purchase accounting adjustments. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.44% for the three-month period ending September 30, 2015 compared to 3.50% for the same period in 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$23,086	$2	0.03%	$4,033	$5	0.49%
Interest-earning deposits	16,340	5	0.12%	5,941	4	0.27%
Investment securities - taxable	401,702	2,149	2.12%	394,954	2,330	2.34%
Investment securities - non-taxable (1)	154,050	1,125	4.39%	146,513	1,109	4.48%
Loans receivable (2)(3)	1,709,337	20,297	4.72%	1,325,625	16,403	4.92%

Total interest-earning assets (1)	2,304,515	23,578	4.17%	1,877,066	19,851	4.32%

Non-interest-earning assets
Cash and due from banks	31,384			27,188
Allowance for loan losses	(16,427)			(15,706)
Other assets	151,035			155,021

	$2,470,507			$2,043,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,568,777	$1,566	0.40%	$1,204,122	$1,352	0.45%
Borrowings	303,521	1,729	2.26%	320,676	1,593	1.97%
Subordinated debentures	32,737	507	6.14%	32,580	506	6.16%

Total interest-bearing liabilities	1,905,035	3,802	0.79%	1,557,378	3,451	0.88%

Non-interest-bearing liabilities
Demand deposits	343,780			282,494
Accrued interest payable and other liabilities	15,149			12,979
Stockholders’ equity	206,543			190,718

	$2,470,507			$2,043,569

Net interest income/spread		$19,776	3.38%		$16,400	3.44%

Net interest income as a percent of average interest earning assets (1)			3.51%			3.59%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Net interest income during the nine months ended September 30, 2015 was $54.5 million, an increase of $8.1 million from the $46.5 million earned during the same period in 2014. Yields on the Company’s interest-earning assets decreased by 12 basis points to 4.25% for the nine months ended September 30, 2015 from 4.37% for the same period in 2014. Interest income increased $8.4 million from $56.4 million for the nine months ended September 30, 2014 to $64.8 million for the same period in 2015. This increase was due to an increase in average loans balances and interest income from acquisition-related purchase accounting adjustments from $2.0 million for the nine months ending September 30, 2014 to $2.3 million for the same period of 2015, partially offset by lower yields on loans and investment securities and lower average investment securities balances.

Rates paid on interest-bearing liabilities decreased by 10 basis points for the nine months ended September 30, 2015 compared to the same period in 2014 due to the continued low interest rate environment. Interest expense increased $306,000 to $10.3 million for the nine-month period ending September 30, 2015. This increase was due to a higher volume of interest-bearing liabilities, partially offset by lower rates being paid on the Company’s interest-bearing liabilities. The net interest margin decreased 3 basis points from 3.62% for

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

the nine months ended September 30, 2014 to 3.59% for the same period in 2015. The decrease in the margin for the nine months ended September 30, 2015 compared to the same period in 2014 was due to a reduction in the yield on interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.44% for the nine months ending September 30, 2015 compared to 3.47% for the same period in 2014.

The following are the average balance sheets for the nine months ending:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$10,563	$11	0.14%	$6,559	$9	0.18%
Interest-earning deposits	11,927	10	0.11%	6,547	7	0.14%
Investment securities - taxable	375,548	6,356	2.26%	395,255	7,108	2.40%
Investment securities - non-taxable (1)	145,576	3,281	3.96%	146,643	3,328	4.33%
Loans receivable (2)(3)	1,528,662	55,140	4.83%	1,215,183	45,988	5.07%

Total interest-earning assets (1)	2,072,276	64,798	4.25%	1,770,187	56,440	4.37%
Non-interest-earning assets
Cash and due from banks	30,729			26,736
Allowance for loan losses	(16,557)			(15,892)
Other assets	155,657			140,698

	$2,242,105			$1,921,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,347,882	$4,035	0.40%	$1,171,343	$3,984	0.45%
Borrowings	340,593	4,747	1.86%	274,322	4,493	2.19%
Subordinated debentures	32,698	1,504	6.15%	32,541	1,503	6.18%

Total interest-bearing liabilities	1,721,173	10,286	0.80%	1,478,206	9,980	0.90%
Non-interest-bearing liabilities
Demand deposits	303,309			253,331
Accrued interest payable and other liabilities	14,692			12,454
Stockholders’ equity	202,931			177,738

	$2,242,105			$1,921,729

Net interest income/spread		$54,512	3.45%		$46,460	3.47%

Net interest income as a percent of average interest earning assets (1)			3.59%			3.62%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended September 30, 2015, a provision of $300,000 was required to adequately fund the ALLL compared to $1.7 million for the same period of 2014. Commercial loan net charge-offs during the three-month period ended September 30, 2015 were $77,000, residential mortgage loan net charge-offs were $96,000 and consumer loan net charge-offs were $380,000. The lower provision for loan losses in the third quarter of 2015 compared to the same period of 2014 was

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

due to the improvement of non-performing and substandard loans and a $1.0 million charge-off associated with one commercial credit during the third quarter of 2014. The ALLL balance at September 30, 2015 was $16.2 million or 0.93% of total loans. This compares to an ALLL balance of $16.5 million at December 31, 2014 or 1.19% of total loans. The decrease in the ratio at September 30, 2015 compared to December 31, 2014 was due to improving credit trends and $223.9 million in loans added through the Peoples transaction with purchase accounting adjustments.

The provision for loan losses was $2.8 million the first nine months of 2015 compared to $2.1 million for the same period of 2014. The higher provision for loan losses in the first nine months of 2015 compared to the same period of 2014 was due to the charge-off of one commercial credit of $1.3 million in the second quarter of 2015 as well as continued loan growth. The $1.3 million commercial charge-off was a legacy workout loan that was determined to be impaired due to the borrower’s inability to make payments and a decrease in collateral value.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 1.12% as of September 30, 2015. The table below illustrates Horizon’s loan loss reserve ratio composition as of September 30, 2015.

Allowance for Loan and Lease Loss Detail

As of September 30, 2015

(Dollars in Thousands, Unaudited)

	Horizon Legacy	Heartland	Summit	Peoples	Total
Pre-discount loan balance	$1,419,778	$24,827	$78,215	$213,059	$1,735,880

Allowance for loan losses (ALLL)	15,896	264	8	—	16,168
Loan discount	N/A	1,576	3,213	4,601	9,390

ALLL+loan discount	15,896	1,840	3,221	4,601	25,558

Loans, net	$1,403,882	$22,987	$74,994	$208,458	$1,710,322

ALLL/ pre-discount loan balance	1.12%	1.06%	0.01%	0.00%	0.93%
Loan discount/ pre-discount loan balance	N/A	6.35%	4.11%	2.16%	0.54%
ALLL+loan discount/ pre-discount loan balance	1.12%	7.41%	4.12%	2.16%	1.47%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2015.

Non-performing loans totaled $21.0 million as of September 30, 2015, down from $22.4 million on December 31, 2014. Compared to December 31, 2014, non-performing commercial loans and consumer loans decreased by $708,000 and $927,000, respectively, while non-performing real estate loans increased by $253,000.

At September 30, 2015, loans acquired represented $1.9 million in non-performing, $3.0 million in substandard and $0 in 90 day delinquent loans.

Other Real Estate Owned (OREO) totaled $1.3 million on September 30, 2015 compared to $1.2 million on December 31, 2014 and $1.3 million on September 30, 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
	September 30 2015	September 30 2014	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,359	$1,076	$283	26.3%
Wire transfer fees	160	151	9	6.0%
Interchange fees	1,625	1,223	402	32.9%
Fiduciary activities	1,520	1,131	389	34.4%
Gain on sale of securities	—	988	(988)	0.0%
Gain on sale of mortgage loans	2,794	2,153	641	29.8%
Mortgage servicing net of impairment	246	116	130	112.1%
Increase in cash surrender value of bank owned life insurance	374	296	78	26.4%
Other income	322	256	66	25.8%

Total non-interest income	$8,400	$7,390	$1,010	13.7%

Total non-interest income was $1.0 million higher in the third quarter of 2015 compared to the same period of 2014. Service charges on deposit accounts increased $283,000, interchange fees increased by $402,000 and fiduciary activities increased $389,000, primarily due to overall company growth and increased volume. Residential mortgage loan activity during the third quarter of 2015 generated $2.8 million of income from the gain on sale of mortgage loans, up $641,000 from the same period in 2014. The increase in the gain on sale of mortgage loans was due to an increase in total loans sold of $16.3 million from $70.6 million in the third quarter of 2014 to $86.9 million in the same period of 2015, partially offset by a decrease in the percentage earned on the sale of these loans from 3.32% in the third quarter of 2014 to 3.30% in the same period of 2015. Mortgage servicing net of impairment increased by $130,000 during the third quarter of 2015 compared to the same period of 2014 due to a larger portfolio of mortgage loans serviced.

	Nine Months Ended		2014 - 2015
	September 30 2015	September 30 2014	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$3,443	$3,037	$406	13.4%
Wire transfer fees	493	408	85	20.8%
Interchange fees	4,093	3,436	657	19.1%
Fiduciary activities	4,033	3,378	655	19.4%
Gain on sale of investment securities	124	988	(864)	100.0%
Gain on sale of mortgage loans	7,815	6,101	1,714	28.1%
Mortgage servicing net of impairment	725	556	169	30.4%
Increase in cash surrender value of bank owned life insurance	889	781	108	13.8%
Death benefit on officer life insurance	145	—	145	100.0%
Other income	892	854	38	4.4%

Total non-interest income	$22,652	$19,539	$3,113	15.9%

Total non-interest income was $3.1 million higher in the first nine months of 2015 compared to the same period of 2014. Service charges on deposit accounts increased $406,000, interchange fees increased by $657,000 and fiduciary activities increased $655,000, primarily due to overall company growth and increased volume. Gain on sale of securities was $864,000 lower during the first nine months of 2015 as the result of

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

an analysis that determined market conditions provided the opportunity to add gains to capital in the nine months ended September 30, 2014 without negatively impacting long-term earnings. Residential mortgage loan activity during the first nine months of 2015 generated $7.8 million of income from the gain on sale of mortgage loans, up $1.7 million from the same period in 2014. The increase in the gain on sale of mortgage loans was due to an increase in total loans sold of $74.5 million from $164.6 million in the first nine months of 2014 to $239.1 million in the same period of 2015, partially offset by a decrease in the percentage earned on the sale of these loans from 3.37% in the first nine months of 2014 to 3.19% in the same period of 2015. Mortgage servicing net of impairment increased by $169,000 during the first nine months of 2015 compared to the same period of 2014 primarily due to a larger portfolio of mortgage loans serviced. The cash surrender value of bank owned life insurance increased by $108,000 in the first nine months of 2015 compared to the same period in 2014 due to the addition of bank owned life insurance policies as a result of the Peoples acquisition. The Company also recognized a $145,000 death benefit on officer life insurance during the first nine months of 2015.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	September 30 2015	September 30 2014	Amount Change	Percent Change
Non-interest expense
Salaries	$6,412	$5,730	$682	11.9%
Commission and bonuses	1,958	1,239	719	58.0%
Employee benefits	2,282	1,246	1,036	83.1%
Net occupancy expenses	1,723	1,404	319	22.7%
Data processing	1,281	907	374	41.2%
Professional fees	409	358	51	14.2%
Outside services and consultants	3,209	595	2,614	439.3%
Loan expense	1,351	1,202	149	12.4%
FDIC deposit insurance	423	313	110	35.1%
Other losses	246	(35)	281	-802.9%
Other expense	2,941	2,394	547	22.8%

Total non-interest expense	$22,235	$15,353	$6,882	44.8%

Total non-interest expenses were $6.9 million higher in the third quarter of 2015 compared to the same period of 2014. Salaries increased by $1.2 million and employee benefits increased by $552,000 due to a larger employee base. Commission and bonuses increased by $719,000 due to an increase in loan volume and a larger employee base. Net occupancy expense increased $319,000 due to Horizon’s investment in growth markets and the Peoples acquisition. Data processing expenses increased $374,000, FDIC deposit insurance expense increased by $110,000 and other expenses increased by $547,000 primarily due to company growth. Outside services and consultants expense increased by $2.6 million due to the one-time fees associated with Peoples acquisition. Loan expense increased $149,000 primarily due to an increase in loan origination volume. One-time non-interest expense related to the Peoples acquisition totaled $3.6 million in the third quarter of 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

	Nine Months Ended
	September 30 2015	September 30 2014	Amount Change	Percent Change
Non-interest expense
Salaries	$18,038	$17,088	$950	5.6%
Commission and bonuses	4,325	2,728	1,597	58.5%
Employee benefits	5,178	4,175	1,003	24.0%
Net occupancy expenses	4,649	4,188	461	11.0%
Data processing	3,170	2,714	456	16.8%
Professional fees	1,596	1,385	211	15.2%
Outside services and consultants	4,753	2,554	2,199	86.1%
Loan expense	3,975	3,489	486	13.9%
FDIC deposit insurance	1,099	854	245	28.7%
Other losses	351	98	253	258.2%
Other expense	7,819	7,002	817	11.7%

Total non-interest expense	$54,953	$46,275	$8,678	18.8%

Total non-interest expenses were $8.7 million higher in the first nine months of 2015 compared to the same period of 2014. Salaries increased by $1.4 million and employee benefits increased by $519,000 due to a larger employee base. Commission and bonuses increased by $1.6 million due to an increase in loan volume and a larger employee base. Net occupancy expense increased $461,000 due to Horizon’s investment in growth markets and the Peoples acquisition. Data processing expenses increased $456,000, FDIC deposit insurance expense increased by $245,000 and other expenses increased by $817,000 primarily due to company growth. Outside services and consultants expense increased by $2.2 million due to the one-time fees associated with the Peoples acquisition. Loan expense increased $486,000 primarily due to an increase in loan origination volume. One-time non-interest expense related to the Peoples acquisition totaled $4.4 million in the first nine months of 2015.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2015, cash and cash equivalents increased by approximately $4.7 million. At September 30, 2015, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $328.0 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $301.4 million at December 31, 2014 and $284.0 million at September 30, 2014.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2015. Stockholders’ equity totaled $264.7 million as of September 30, 2015, compared to $194.4 million as of December 31, 2014. For the three months ended September 30, 2015, the ratio of average stockholders’ equity to average assets was 10.38% compared to 9.56% for the three months ended December 31, 2014. The increase in stockholders’ equity during the period was the result of the generation of net income and the shares issued as part of the purchase price for the Peoples acquisition, net of dividends declared.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

The Company currently intends to continue its participation in the Small Business Lending Fund, pursuant to which it issued preferred stock to the US Treasury, since the growth in the Company’s small business lending has reduced the dividend cost. For the three months ending September 30, 2015, the dividend cost was approximately $31,000, or 1.0% annualized. Quarterly dividend payments for the third and fourth quarters of 2015 will be approximately $31,000, or 1.0% annualized. The Company plans to reserve cash so that it has the ability to redeem this preferred stock if and when the cost of this capital exceeds the cost of other forms of capital, subject to regulatory approval.

Horizon declared common stock dividends in the amount of $0.43 per share during the first nine months of 2015 compared to $0.37 per share for the same period of 2014. The dividend payout ratio (dividends as a percent of basic earnings per share) was 30.2% and 25.5% for the first nine months of 2015 and 2014, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2014.

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollar Amounts in Thousands, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30
	2015	2015	2014	2015	2014
Net Interest Margin As Reported
Net interest income	$19,776	$17,850	$16,400	$54,512	$46,460
Average interest-earning assets	2,304,515	2,008,191	1,877,066	2,072,276	1,770,187
Net interest income as a percent of average interest-earning assets (“Net Interest Margin”)	3.51%	3.67%	3.59%	3.59%	3.62%

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments (“PAUs”)	$(402)	$(797)	$(438)	$(2,282)	$(2,027)

Excluding Impact of Acquisitions
Net interest income	$19,374	$17,053	$15,962	$52,230	$44,433
Average interest-earning assets	2,304,515	2,008,191	1,877,066	2,072,276	1,770,187
Core Net Interest Margin	3.44%	3.51%	3.50%	3.44%	3.47%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2015

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollar in Thousands Except per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Non-GAAP Reconciliation of Net Income
Net income as reported	$4,288	$4,958	$14,374	$13,153
Merger expenses	3,648	124	4,364	1,335
Tax effect	(1,219)	(43)	(1,402)	(467)

Net income excluding merger expenses	6,717	5,039	17,336	14,021

Gain on sale of investment securities	—	(988)	(124)	(988)
Tax effect	—	346	43	346

Net income excluding gain on sale of investment securities	6,717	4,396	17,255	13,379

Death benefit on bank owned life insurance (“BOLI”)	—	—	(145)	—
Tax effect	—	—	51	—

Net income excluding death benefit on BOLI	6,717	4,396	17,161	13,379

Acquisition-related PAUs	(402)	(438)	(2,282)	(2,027)
Tax effect	141	153	799	709

Net income excluding PAUs	$6,456	$4,112	$15,678	$12,061

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.36	$0.51	$1.37	$1.39
Merger expenses	0.30	0.01	0.42	0.14
Tax effect	(0.10)	(0.00)	(0.13)	(0.05)

Diluted earnings per share excluding merger expenses	0.56	0.52	1.66	1.48

Gain on sale of investment securities	—	(0.10)	(0.01)	(0.11)
Tax effect	—	0.03	0.00	0.04

Net income excluding gain on sale of investment securities	0.56	0.45	1.65	1.41

Death benefit on BOLI	—	—	(0.01)	—
Tax effect	—	—	0.00	—

Net income excluding death benefit on BOLI	0.56	0.45	1.64	1.41

Acquisition-related PAUs	(0.03)	(0.05)	(0.22)	(0.22)
Tax effect	0.01	0.02	0.08	0.08

Diluted earnings per share excluding PAUs	$0.54	$0.42	$1.50	$1.27

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Nine Months ended June 30, 2015

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2014 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2014 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2015, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2015, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months ended September 30, 2015

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

For the Three and Nine Months ended September 30, 2015

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

HORIZON BANCORP

Dated: November 9, 2015	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: November 9, 2015	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached