Form 10-K
period 2015-12-31
HORIZON BANCORP /IN/
filed 2016-02-29
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $208.6 million.

As of February 29, 2016, the registrant had 11,939,887 shares of common stock outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 5, 2016 annual meeting of shareholders	Part III

HORIZON BANCORP

2015 Annual Report on Form 10-K

HORIZON BANCORP

2015 Annual Report on 10-K

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

By their nature, forward-looking statements are based on assumptions, which although believed to be reasonable, are subject to risks, uncertainties, and other factors, such as the following:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes and the outflow of deposits;

•	loss of key Horizon personnel;

•	increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the impact of the new Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	the risks presented by cyber terrorism and data security breaches;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits; and

•	the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

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

General

Horizon Bancorp (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana and Southwestern and Central Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”) and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and the Bank’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 0.95 shares of Horizon common stock and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 2,192,202. Horizon’s stock price was $25.32 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

On April 3, 2014 Horizon completed its acquisition of SCB Bancorp, Inc. (“Summit”) and the Bank’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.4904 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 570,820. Horizon’s stock price was $22.23 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base, reductions in transaction costs and reduced costs through economies of scale.

On July 17, 2012, Horizon completed its acquisition of Heartland Bancshares, Inc. (“Heartland”) and Heartland’s wholly owned subsidiary, Heartland Community Bank (“Heartland Bank”). Heartland was merged into Horizon, and Heartland Bank was merged into the Bank. The exchange ratio was 0.81 shares of Horizon’s common stock for each share of

HORIZON BANCORP

Heartland common stock outstanding. Horizon acquired the 1,442,449 outstanding shares of Heartland common stock in exchange for 1,168,383 shares of Horizon common stock, which had a market price of $16.83 per share at the close of business on July 17, 2012. Horizon also purchased and retired all shares of preferred stock that Heartland had issued pursuant to the Troubled Asset Relief Program Capital Purchase Program (“TARP”). Based upon the $16.83 market price and the TARP preferred stock purchase, the total value of the consideration for the acquisition was $26.9 million. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base, reductions in transaction costs and reduced costs through economies of scale.

The Bank maintains 46 full service offices. At December 31, 2015, the Bank had total assets of $2.65 billion and total deposits of $1.88 billion. The Bank has wholly-owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies.

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the acquisition of American Trust & Savings Bank (“American”) in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”). The Company also assumed additional debentures as the result of the Heartland transaction, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). See Note 15 of the Consolidated Financial Statements included at Item 8 for further discussion regarding these previously consolidated entities that are now reported separately.

The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2015, revenues from loans accounted for 63.3% of the total consolidated revenue, and revenues from investment securities accounted for 11.1% of total consolidated revenue.

Available Information

The Company’s Internet address is www.horizonbank.com. The Company makes available, free of charge through the “About Us - Investor Relations – Documents - SEC Filings” section of its Internet website, copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the SEC.

Employees

The Bank employed approximately 558 full and part-time employees as of December 31, 2015. Other than the Bank, neither Horizon nor any of its direct or indirect subsidiaries have employees.

Competition

Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of areas throughout the northern, northwest and northeastern portions of the state of Indiana along with central Indiana defined by the counties of Lake, Porter, La Porte, St. Joseph, Elkhart, LaGrange, DeKalb, Noble, Whitley, Allen, Hamilton, Marion and Johnson Counties Indiana, along with the counties of Berrien, Cass, St. Joseph, Kalamazoo, and Ingham Counties located in southwest and southern Michigan. The Bank competes with other commercial banks as well as with savings and loan associations, consumer finance companies, credit unions and other non-bank financial service providers. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.

HORIZON BANCORP

Based on deposits as of June 30, 2015, Horizon was the largest of the nine bank and thrift institutions in La Porte County with a 39.05% market share and the fifth largest of the 14 institutions in Porter County with a 10.06% market share. In the counties in northeastern Indiana where Horizon just acquired Peoples FSB, Horizon holds the largest market share of 11 banks at 30.76% market share in DeKalb County; 7.04% in LaGrange County; 8.39% in Noble County; 9.84% in Whitley County and then less than 1% in Allen County where the newest branch of the former Peoples FSB is located. The branches in Michigan that were formerly with Peoples FSB are in the counties of Cass and St. Joseph with 6.01% and 5.93% market share, respectively. In Johnson County Indiana, where Horizon acquired the branches of Heartland Bank, the Bank enjoys a 12.19% market share as the third largest of the 19 institutions in that county. In Berrien County, Michigan, Horizon was the fourth largest of the 11 bank and thrift institutions with a 7.90% market share. Horizon’s market share of deposits in Lake County, Indiana was just over 1% at 1.74%, a little over 1% at 1.08% in Kalamazoo County, Michigan, and less than 1% in each of St. Joseph, Elkhart, Marion, and Hamilton Counties in Indiana. The branches of the Bank acquired in the acquisition of Summit Community Bank are located in Ingham County, Michigan and have a 2.70% market share. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov.)

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

The Bank Holding Company Act

The Bank Holding Company Act of 1956, as amended (“BHC Act”), generally limits the business in which a bank holding company and its subsidiaries may engage to banking or managing or controlling banks and those activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies, such as Horizon, that qualify as, and elect to be, financial holding companies, however, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

HORIZON BANCORP

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

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The FDIC and the OCC also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2015, see the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, which is incorporated herein by reference.

National Bank Act

As a national bank, the Bank is subject to the provisions of the National Bank Act. The Bank is supervised, regulated, and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve, Consumer Financial Protection Bureau (“CFPB”) and the FDIC.

Deposit Insurance and Assessments

The Bank’s deposits are insured to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Generally, deposits are insured up to the statutory limit of $250,000. Banks are subject to deposit insurance premiums and assessments to maintain the DIF. A bank’s deposit insurance premium assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.

HORIZON BANCORP

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

Adjustments are made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. Horizon’s FDIC deposit insurance expense increased slightly during 2015 compared to 2014. The FDIC continued to offset the regular insurance assessments until the earlier of the exhaustion of an institution’s prepaid assessments or June 30, 2013. Any prepaid assessment remaining after collection of the amount due on June 30, 2013, was returned to the institution. The FDIC returned to the Bank $2.0 million in prepaid assessments.

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

FDIC-insured institutions are also subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (“SAIF”). These assessments will continue until the FICO bonds are repaid between 2017 and 2019. The FICO assessment rate was 0.60 basis points for each $100 of insured deposits for each quarter of 2015, except for the third quarter when it was 0.58 basis points. For the first quarter of 2016, the FICO assessment rate is 0.58 basis points for each $100 in domestic deposits maintained at an institution.

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

Capital Regulation

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to risk weighted categories consisting primarily of 0%, 20%, 50%, 100% or 150%, but also including 250% and beyond, with higher levels of capital being required for the categories perceived as representing greater risk.

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

The final rules also introduced other changes, including an increase in the capital required for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. The final rules allow banking organizations with less than $15 billion in assets as of December 31, 2010, to retain non-qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010, subject generally to a limit of 25% of Tier 1 capital.

These new minimum capital ratios became effective for Horizon on January 1, 2015, and will be fully phased-in on January 1, 2019. Horizon’s management believes that, as of December 31, 2015, Horizon and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis, as if such requirements were currently in effect.

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2015.

			Required For Capital[1]		Well Capitalized Under Prompt[1]
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015

Total capital[1] (to risk-weighted assets)
Consolidated	$264,452	13.99%	$151,223	8.00%	N/A	N/A
Bank	237,348	12.57%	151,057	8.00%	$188,821	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	249,918	13.22%	113,427	6.00%	N/A	N/A
Bank	222,814	11.80%	113,295	6.00%	151,060	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	204,350	10.81%	85,067	4.50%	N/A	N/A
Bank	222,814	11.80%	84,971	4.50%	122,737	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	249,918	9.82%	101,800	4.00%	N/A	N/A
Bank	222,814	8.77%	101,626	4.00%	127,032	5.00%

[1]	As defined by regulatory agencies

HORIZON BANCORP

The Dodd-Frank Act also requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries, except that bank holding companies with less than $1 billion in assets are exempt from these capital requirements.

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

In 2011, Horizon issued 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) to the U. S. Department of the Treasury (the “Treasury”). The issuance to the Treasury of the Series B Preferred Stock resulted in the imposition of limitations on Horizon’s ability to pay dividends. Under the terms of the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities, including the common stock, during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. Effective February 1, 2016, Horizon redeemed all the Series B Preferred Stock and, accordingly, the restrictions imposed on the payment of dividends by the outstanding Series B Preferred Stock will no longer have any effect.

Prompt Corrective Regulatory Action

Federal law provides the federal banking regulators with broad powers to require an undercapitalized financial institution to take prompt corrective action to resolve the institution’s problems. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. New prompt corrective action requirements became effective January 1, 2015 and increased the capital level requirements necessary to qualify as “well capitalized.” At December 31, 2015, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 8%, the Bank’s common equity Tier I risk-based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

HORIZON BANCORP

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

Financial System Reform – The Dodd-Frank Act and the CFPB

The Dodd-Frank Act, which was signed into law in 2010, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that have profoundly affected how community banks, thrifts, and small bank and thrift holding companies are regulated. Among other things, these provisions eliminated the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage and imposed new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act created the CFPB as an independent bureau within the Federal Reserve System with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with offering consumer financial products. Additionally, the CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities.

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

HORIZON BANCORP

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of Horizon in substantial and unpredictable ways. Horizon has incurred higher operating costs in complying with the Dodd-Frank Act, and expects higher costs to continue for the foreseeable future. Horizon’s management continues to review rules and regulations adopted pursuant to the Dodd-Frank Act and assess their probable impact on the business, financial condition and results of operations of Horizon.

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

Federal Home Loan Bank (“FHLB”) System

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2015, the Bank’s investment in stock of the FHLB of Indianapolis was $10.1 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2015, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $370,000, for an annualized rate paid in dividends of 4.2%.

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

HORIZON BANCORP

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

II.	INVESTMENT PORTFOLIO

A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2015		December 31, 2014		December 31, 2013
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$5,940	$5,926	$26,996	$26,823	$43,808	$43,134
State and municipal	73,829	75,095	46,535	47,952	176,670	177,898
Federal agency collateralized mtg. obligations	157,291	156,203	122,930	122,860	116,047	114,706
Federal agency mortgage-backed pools	206,970	207,704	122,583	125,395	170,006	170,894
Private labeled mortgage-backed pools	—	—	670	689	1,188	1,226
Corporate notes	32	54	32	45	708	733

Total available for sale	444,062	444,982	319,746	323,764	508,427	508,591

Total held to maturity	187,629	193,703	165,767	169,904	9,910	9,910

Total investment securities	$631,691	$638,685	$485,513	$493,668	$518,337	$518,501

B.	The following is a schedule of maturities of each category of available for sale and held-to-maturity debt securities and the related weighted-average yield of such securities as of December 31, 2015:

(dollars in thousands)	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$—	0.00%	$5,468	1.17%	$458	2.05%	$—	0.00%
State and municipal	7,232	2.45%	33,425	3.22%	16,694	3.60%	17,744	3.73%
Federal agency collateralized mtg. obligations(2)	—	0.00%	8,459	3.09%	55,709	2.85%	92,035	2.50%
Federal agency mortgage-backed pools(2)	3	5.97%	1,229	4.52%	59,847	2.70%	146,625	3.00%
Corporate notes	—	0.00%	—	0.00%	—	0.00%	54	0.00%

Total available for sale	$7,235	2.45%	$48,581	3.00%	$132,708	2.88%	$256,458	2.87%

Total held to maturity	$—	0.00%	$18,403	2.95%	$130,254	3.71%	$45,046	3.60%

Total investment securities	$7,235	2.45%	$66,984	2.99%	$262,962	3.29%	$301,504	2.98%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

HORIZON BANCORP

Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2015.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications for the years indicated.

(dollars in thousands)	December 31 2015	December 31 2014	December 31 2013	December 31 2012	December 31 2011
Commercial	$804,995	$674,314	$505,189	$460,471	$352,376
Real estate	437,144	254,625	185,958	189,714	157,141
Mortgage warehouse	144,692	129,156	98,156	251,448	208,299
Consumer	362,300	320,459	279,525	289,084	265,377

	1,749,131	1,378,554	1,068,828	1,190,717	983,193
Allowance for loan losses	(14,534)	(16,501)	(15,992)	(18,270)	(18,882)

Total loans	$1,734,597	$1,362,053	$1,052,836	$1,172,447	$964,311

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehouse and installment loans, as of December 31, 2015:

(dollars in thousands) Maturing or repricing	One Year or Less	One Through Five Years	After Five Years	Total
Commercial, financial, agricultural and commercial tax-exempt loans	$515,253	$257,355	$32,387	$804,995

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

(dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$209,885	$79,857

HORIZON BANCORP

C.	Risk Elements

Non-accrual, Past Due and Restructured Loans - The following schedule summarizes non-accrual, past due and restructured loans.

(dollars in thousands)	December 31 2015	December 31 2014	December 31 2013	December 31 2012	December 31 2011
Non-performing loans
Commercial
More than 90 days past due	$—	$—	$45	$—	$—
Non-accrual	5,030	10,024	4,014	5,754	6,905
Trouble debt restructuring - accruing	60	610	1,296	1,265	—
Trouble debt restructuring - non-accrual	1,915	1,221	2,116	3,674	1,053
Real estate
More than 90 days past due	1	40	2	2	—
Non-accrual	4,354	2,297	2,459	4,565	4,694
Trouble debt restructuring - accruing	808	2,526	2,686	1,761	2,682
Trouble debt restructuring - non-accrual	1,074	1,031	999	2,827	1,120
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring - accruing	—	—	—	—	—
Trouble debt restructuring - non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	27	75	2	52	37
Non-accrual	2,878	2,991	3,275	3,055	2,769
Trouble debt restructuring - accruing	350	1,236	1,072	676	858
Trouble debt restructuring - non-accrual	183	391	311	148	25

Total non-performing loans	16,680	22,442	18,277	23,779	20,143

Other real estate owned and repossessed collateral
Commercial	161	411	830	1,337	1,092
Real estate	3,046	636	1,277	1,228	1,708
Mortgage warehouse	—	—	—	—	—
Consumer	—	154	14	11	49

Total other real estate owned and repossessed collateral	3,207	1,201	2,121	2,576	2,849

Total non-performing assets	$19,887	$23,643	$20,398	$26,355	$22,992

(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2015, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$841	$1,143
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2015, and included in net income for the period.	207	487

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2015.	$634	$656

Discussion of Non-Accrual Policy

1.	From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days or it has had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Credit Officer and the senior commercial loan workout officer must review all loans placed on non-accrual status.

HORIZON BANCORP

2.	Potential Problem Loans:

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $16.7 million and $22.4 million at December 31, 2015 and 2014. The allowance for impaired and non-accrual loans included in the Bank’s allowance for loan losses totaled $2.5 million and $3.2 million at those respective dates. The average balance of impaired loans during 2015 and 2014 was $7.1 million and $5.3 million.

3.	Foreign Outstandings:

None.

4.	Loan Concentrations:

As of December 31, 2015, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2015, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

(dollars in thousands)	December 31 2015	December 31 2014	December 31 2013	December 31 2012	December 31 2011
Loans outstanding at the end of the period (1)	$1,749,131	$1,378,554	$1,068,828	$1,190,717	$983,193
Average loans outstanding during the period (1)	1,593,790	1,247,510	1,092,662	1,043,620	862,498

(1)	Net of unearned income and deferred loan fees

(dollars in thousands)	December 31 2015	December 31 2014	December 31 2013	December 31 2012	December 31 2011
Balance at beginning of the period	$16,501	$15,992	$18,270	$18,882	$19,064
Loans charged-off:
Commercial	3,437	1,802	2,532	2,388	967
Real estate	288	328	1,055	597	956
Consumer	2,374	1,999	2,663	2,958	4,757

Total loans charged-off	6,099	4,129	6,250	5,943	6,680
Recoveries of loans previously charged-off:
Commercial	192	773	668	782	163
Real estate	69	21	114	77	10
Consumer	709	786	1,270	948	1,043

Total loan recoveries	970	1,580	2,052	1,807	1,216

Net loans charged-off	5,129	2,549	4,198	4,136	5,464
Provision charged to operating expense	3,162	3,058	1,920	3,524	5,282

Balance at the end of the period	$14,534	$16,501	$15,992	$18,270	$18,882

Percent of net charge-offs to average loans outstanding for the period	0.32%	0.20%	0.38%	0.40%	0.63%

HORIZON BANCORP

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31 2015		December 31 2014		December 31 2013		December 31 2012		December 31 2011
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$7,195	46%	$7,910	50%	$6,663	48%	$7,771	39%	$8,017	36%
Real estate	2,476	25%	2,508	18%	3,462	17%	3,204	16%	2,472	16%
Mortgage warehousing	1,007	8%	1,132	9%	1,638	9%	1,705	21%	1,695	21%
Consumer	3,856	21%	4,951	23%	4,229	26%	5,590	24%	6,698	27%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$14,534	100%	$16,501	100%	$15,992	100%	$18,270	100%	$18,882	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Notes to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2015, Horizon processed approximately $2.7 billion in mortgage warehouse loans.

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

(dollars in thousands)	December 31 2015	December 31 2014
Outstanding at year end	$59,399	$44,725
Approximate weighted-average interest rate at year-end	0.13%	0.12%
Highest amount outstanding as of any month-end during the year	$61,205	$49,325
Approximate average outstanding during the year	$54,899	$45,899
Approximate weighted-average interest during the year	0.13%	0.12%

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

We are operating in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which continued through 2015. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we continue to take steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in most of our markets is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using non-banks that historically have involved banks at one or both ends of the transaction. Non-banks now offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The effects of disintermediation can also impact the lending business because of the fast growing body of financial technology companies that use software to deliver mortgage lending and other financial services. A related risk is the migration of bank personnel away from the traditional bank environments into financial technology companies and other non-banks.

Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to maintain our earnings record, grow our loan portfolios and obtain low-cost funds. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

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

Our financial condition and results of operations are significantly affected by changes in market interest rates. We can neither predict with certainty nor control changes in interest rates. These changes can occur at any time and are affected by many factors, including international, national, regional and local economic conditions, competitive pressures and monetary policies of the Federal Reserve.

Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments re-price, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers flow funds away from us into direct investments, such as U.S. Government bonds, corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions such as ours. These consequences and consumer reactions may be more likely to occur during a future rise in interest rates as a result of, and in reaction to, the historically low interest rates that have persisted for an extended period of time since 2008. In other words, historical consumer behavior may not be a reliable predictor of future consumer behavior in a period of rising interest rates, resulting in a larger outflow of deposits or a higher level of loan prepayments than we would expect. In either case, our deposit costs may increase and our loan interest income may decline, either or both of which may have an adverse effect on our financial results.

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

Our primary market area for deposits and loans consists of North and Central Indiana and Southwest and Central Michigan. An economic slowdown could hurt our business and the possible consequences of such a downturn could include the following:

•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral for loans;

•	an increase in loans charged off;

•	an increase in the Company’s expense to fund loan loss reserves;

•	an increase in collection costs;

•	a decline in the demand for our products and services, and;

•	an increase in non-accrual loans and other real estate owned.

The loss of key members of our senior management team and our lending teams could affect our ability to operate effectively.

We depend heavily on the services of our existing senior management team, particularly our CEO Craig M. Dwight, to carry out our business and investment strategies. As we continue to grow and expand our business and our locations, products and services, we will increasingly need to rely on Mr. Dwight’s experience, judgment and expertise as well as that of the other members of our senior management team. We also depend heavily on our experienced and effective lending teams and their respective special market insights, including, for example, our agricultural lending specialists. In addition to the importance of retaining our lending team, we will also need to continue to attract and retain qualified banking personnel at all levels. Competition for such personnel is intense in our geographic market areas. If we are unable to attract and retain an effective lending team and other talented people, our business could suffer. The loss of the services of any senior management personnel, particularly Mr. Dwight, or the inability to recruit and retain qualified lending and other personnel in the future, could have a material adverse effect on our consolidated results of operations, financial condition and prospects.

Potential acquisitions may disrupt our business and dilute stockholder value.

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. We generally seek merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention away from day-to-day operations;

•	the possible loss of key employees, business and customers of the target company;

•	difficulty in estimating the value of the target company, and;

•	potential problems in integrating the target company’s systems, customers and employees with ours.

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

HORIZON BANCORP

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

HORIZON BANCORP

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

As of December 31, 2015, we had $57.0 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 11, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Legislation enacted in recent years, together with additional actions announced by the U.S. Treasury and other regulatory agencies, continue to develop. It is not clear at this time what impact legislation and liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies, and additional programs that may be initiated in the future, will have on the financial markets and the financial services industry.

HORIZON BANCORP

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

Our information systems may experience cyber-attacks or an interruption or breach in security.

We rely heavily on internal and outsourced technologies, communications, and information systems to conduct our business. Additionally, in the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of cyber-attacks (such as unauthorized access to our systems, computer viruses or other malicious code). These risks have increased for all financial institutions as new technologies, including the use of the Internet and telecommunications technologies (including mobile devices), have become commonly used to conduct financial and other business transactions, during a time of increased technological sophistication of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, both domestic and foreign. However, we have analyzed and will continue to analyze security related to device-specific considerations, user access topics, transaction-processing and network integrity.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business.

To the extent we are involved in any future cyber-attacks or other breaches, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any

HORIZON BANCORP

insurance we maintain. We could also suffer significant damage to our reputation. Although we are insured against many of these risks, including privacy breach response costs, notification expenses, breach support and credit monitoring expenses, cyber extortion and cyber terrorism, there can be no assurances that such insurance will be sufficient to cover all costs arising from a data or information technology breach and our exposure may exceed our coverage.

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

Third-party vendors provide key components of our business infrastructure, including Internet connections, mobile and internet banking, network access and transaction and other processing services. Although we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service or breach of customer information, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. In addition, any breach in customer information could affect our reputation and cause a loss of business. Replacing these third-party vendors also could result in significant delay and expense.

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

Although our common stock is listed on the NASDAQ Global Select Market, our stock price constantly changes, and we expect our stock price to continue to fluctuate in the future. Our stock price is impacted by a variety of factors, some of which are beyond our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The main office and full service branch of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 45 sales offices located at:

3631 South Franklin Street	Michigan City	Indiana
113 West First Street	Wanatah	Indiana
1500 West Lincolnway	LaPorte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet Avenue	Valparaiso	Indiana
902 East Lincolnway	Valparaiso	Indiana
455 Morthland Drive	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
10429 Calumet Avenue	Munster	Indiana
17400 State Road 23	South Bend	Indiana
1909 East Bristol Street	Elkhart	Indiana
4574 Elkhart Road	Goshen	Indiana
1321 119th Street	Whiting	Indiana
1349 Calumet Avenue	Hammond	Indiana
1300 North Main Street	Crown Point	Indiana
420 North Morton Street	Franklin	Indiana
151 Marlin Drive	Greenwood	Indiana
942 South US 31	Greenwood	Indiana
507 Three Notch Lane	Bargersville	Indiana
302 North Alabama Steet	Indianapolis	Indiana
1216 West Carmel Drive	Carmel	Indiana
212 West Seventh Street	Auburn	Indiana
105 North Main Street	Avilla	Indiana
507 North Main Street	Columbia City	Indiana
123-129 South Main Street	Columbia City	Indiana
1212 South Randolph Street	Garrett	Indiana

HORIZON BANCORP

303 Defiance Street	Howe	Indiana
116 West Mitchell Street	Kendallville	Indiana
114 South Detroit Street	LaGrange	Indiana
210 West Lake Street	Topeka	Indiana
625 South Wayne Street	Waterloo	Indiana
22730 Main Street	Woodburn	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
500 West Buffalo Street	New Buffalo	Michigan
6801 West US 12	Three Oaks	Michigan
3250 West Centre Avenue	Portage	Michigan
1600 Abbot Road	East Lansing	Michigan
2151 West Grand River	Okemos	Michigan
500 North Grand Street	Schoolcraft	Michigan
123 Portage Avenue	Three Rivers	Michigan
1213 West Michigan Avenue	Three Rivers	Michigan
15534 US 12	Union	Michigan

Horizon owns all of the facilities except for the East Lansing, Michigan office located at 1600 Abbot Road, which is leased.

ITEM 3. LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Craig M. Dwight	59	Chairman of Horizon since July 1, 2014; Chairman and Chief Executive Officer of the Bank since January 2003; Chief Executive Officer of Horizon and the Bank since July 1, 2001; President of the Bank since 1998.

Thomas H. Edwards	63	President of the Bank since January 2003.

Mark E. Secor	49	Executive Vice President of Horizon since January 1, 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager since June 2007; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007.

James D. Neff	56	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank since October 1999.

Dave G. Rose	57	Executive Vice President of Horizon since January 1, 2014; President of the Bank’s Northwest Indiana Region since January 1999.

Kathie A. DeRuiter	54	Executive Vice President of Horizon and Senior Bank Operations Officer since January 1, 2014; Senior Vice President, Senior Bank Operations Officer since January 1, 2003; Vice President, Senior Bank Operations Officer since January 1, 2000.

All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

HORIZON BANCORP

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of Securities

There were no purchases by the Company of its common stock during the fourth quarter of 2015.

Performance Graph

The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the common shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2010, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

	Period Ending
Index	December 31 2010	December 31 2011	December 31 2012	December 31 2013	December 31 2014	December 31 2015
Horizon Bancorp	100.00	100.30	174.45	229.20	241.71	263.17
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39
SNL Micro Cap Bank	100.00	95.11	120.19	155.07	175.86	195.56

Source : SNL Financial LC, Charlottesville, VA
Copyright 2015					www.snl.com

HORIZON BANCORP

The following chart compares the change in market price of Horizon’s common stock since December 31, 2010 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

	Period Ending
Index	December 31 2010	December 31 2011	December 31 2012	December 31 2013	December 31 2014	December 31 2015
Horizon Bancorp	100.00	97.73	166.21	214.26	221.11	236.50
Indiana Banks (1)	100.00	102.15	109.89	150.84	157.23	162.16
Michigan Banks (1)	100.00	99.28	118.24	165.38	168.06	193.00

(1) excludes merger targets

Source : SNL Financial LC, Charlottesville, VA
Copyright 2015					www.snl.com

The other information regarding Horizon’s common stock, including the approximate number of holders of the common stock, is included under the caption “Horizon’s Common Stock and Related Stockholders Matters” in Item 8 below, which is incorporated by reference.

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

Following are some highlights of Horizon’s financial performance during 2015:

•	Net income for the year ending December 31, 2015 was $20.5 million or $1.89 diluted earnings per share.

•	Excluding merger expenses, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the year ending December 31, 2015 increased 29.0% compared to the year ending December 31, 2014 to $23.6 million or $2.18 diluted earnings per share.

•	Net interest income for the year ending December 31, 2015 increased 18.7% or $11.8 million compared to the year ending December 31, 2014.

•	Non-interest income for the year ending December 31, 2015 increased 15.7% or $4.1 million compared to the year ending December 31, 2014.

•	Commercial loans surpassed $800.0 million during the fourth quarter of 2015 for the first time in the Company’s history, ending the year at $805.0 million.

•	Total loans, excluding acquired loans, increased 10.7% or $148.0 million during the year ending December 31, 2015.

•	Excluding merger expenses, gain on sale of investment securities and the death benefit on bank owned life insurance, return on average assets was 1.00% for the year ending December 31, 2015.

•	Excluding merger expenses, gain on sale of investment securities and the death benefit on bank owned life insurance, return on average common equity was 11.36% for the year ending December 31, 2015.

•	Non-performing loans to total loans as of December 31, 2015 were 0.95% compared to 1.62% as of December 31, 2014.

•	Substandard loans totaled $25.1 million as of December 31, 2015, a decrease of $2.6 million from $27.7 million as of December 31, 2014.

•	Horizon’s tangible book value per share increased to $16.53 at December 31, 2015, compared to $16.26 at December 31, 2014 and $14.97 at December 31, 2013.

•	Horizon Bank’s capital ratios, including Tier 1 Capital to Average Assets of 8.77% and Total Capital to Risk Weighted Assets of 12.57% as of December 31, 2015, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for 2015 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2015, Horizon had core deposit intangibles of $7.4 million subject to amortization and $49.6 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2015 was $27.96 per share compared to a tangible book value of $16.53 per common share. Horizon’s return on average assets was 87 basis points for the year ending December 31, 2015.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Analysis of Financial Condition

Horizon’s total assets were $2.7 billion as of December 31, 2015, an increase of $575.5 million from December 31, 2014.

Investment Securities

Investment securities totaled $632.6 million at December 31, 2015, and consisted of Treasury and federal agency securities of $11.8 million (1.9%); state and municipal securities of $221.4 million (35.0%); federal agency mortgage-backed pools of $234.1 million and federal agency collateralized mortgage obligations of $165.3 million (63.1%); and corporate securities of $54,000 (0.0%). Investment securities increased $143.1 million during 2015 primarily as a result of cash received from the Peoples merger.

As indicated above, 63.1% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2015, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average duration of three years. Securities that have interest rates above current market rates are purchased at a premium. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2015, any unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.

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

At December 31, 2015, 70.3% and at December 31, 2014, 66.1% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $920,000, which resulted in a balance of $598,000, net of tax, included in stockholders’ equity at December 31, 2015. This compared to $2.6 million, net of tax, included in stockholders’ equity at December 31, 2014.

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

As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2015, Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Banks totaling $13.8 million and at December 31, 2014, investments totaled $11.3 million.

At December 31, 2015, Horizon did not maintain a trading account.

For more information about securities, see Note 4 — Securities to the Consolidated Financial Statements at Item 8.

Loans

Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $1.7 billion at December 31, 2015. The current level of total loans increased 26.9% from the December 31, 2014, level of $1.4 billion. The table below provides comparative detail on the loan categories.

	December 31 2015	December 31 2014	Dollar Change	Percent Change
Commercial
Working capital and equipment	$381,245	$300,940	$80,305	26.7%
Real estate, including agriculture	391,668	343,455	48,213	14.0%
Tax exempt	8,674	8,595	79	0.9%
Other	23,408	21,324	2,084	9.8%

Total	804,995	674,314	130,681	19.4%

Real estate
1–4 family	433,015	250,799	182,216	72.7%
Other	4,129	3,826	303	7.9%

Total	437,144	254,625	182,519	71.7%

Consumer
Auto	168,397	154,538	13,859	9.0%
Recreation	5,365	5,673	(308)	-5.4%
Real estate/home improvement	47,015	38,288	8,727	22.8%
Home equity	127,113	112,426	14,687	13.1%
Unsecured	4,120	3,613	507	14.0%
Other	10,290	5,921	4,369	73.8%

Total	362,300	320,459	41,841	13.1%

Mortgage warehouse	144,692	129,156	15,536	12.0%

Total loans	1,749,131	1,378,554	370,577	26.9%
Allowance for loan losses	(14,534)	(16,501)	1,967

Loans, net	$1,734,597	$1,362,053	$372,544

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

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31 2015	December 31 2014	December 31 2013
Commercial	$743,175	$620,809	$490,137
Real estate	368,653	234,335	195,520
Mortgage warehouse	138,137	95,070	126,912
Consumer	343,825	297,296	280,093

Total average loans	$1,593,790	$1,247,510	$1,092,662

Commercial Loans

Commercial loans totaled $805.0 million, or 46.0% of total loans as of December 31, 2015, compared to $674.3 million, or 48.9% as of December 31, 2014. The increase during 2015 was primarily related to the $67.4 million of commercial loans acquired in the Peoples acquisition along with organic growth of $63.2 million net of principal reductions from payments.

Commercial loans consisted of the following types of loans at December 31:

	December 31, 2015			December 31, 2014
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed loans	251	$54,549	6.8%	232	$47,269	7.0%
Municipal government	1	447	0.1%	1	548	0.1%
Lines of credit	927	153,080	19.0%	714	114,779	17.0%
Real estate and equipment term loans	1,834	596,919	74.2%	1,432	511,718	75.9%

Total	3,013	$804,995	100.0%	2,379	$674,314	100.0%

Fixed rate term loans with a book value of $117.3 million and a fair value of $115.5 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2015 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are Level 3 inputs under the fair value hierarchy as described above.

At December 31, 2015, the commercial loan portfolio held $91.7 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $72.4 million were at their floor at December 31, 2015.

Residential Real Estate Loans

Residential real estate loans totaled $437.1 million or 25.0% of total loans as of December 31, 2015, compared to $254.6 million or 18.5% of total loans as of December 31, 2014. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2015 was primarily related to the $137.3 million of real estate loans acquired in the Peoples acquisition along with organic growth of $45.2 million net of principal reductions from payments.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2015, $127.1 million in home equity lines of credit compared to $112.4 million at December 31, 2014. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the table above and in Note 5 of the Consolidated Financial Statements at Item 8.

Residential real estate lending is a highly competitive business. As of December 31, 2015, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2015			December 31, 2014
(dollars in thousands)	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$114,035	26.1%	4.20%	$91,605	36.0%	4.50%
Biweekly payment	151	0.0%	6.20%	198	0.1%	6.14%
Adjustable rate
Monthly payment	322,959	73.9%	3.84%	162,822	63.9%	3.69%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Sub total	437,145	100.0%	3.93%	254,625	100.0%	3.98%

Loans held for sale	7,917			6,143

Total real estate loans	$445,062			$260,768

The increase in fixed and adjustable rate residential mortgage loans during 2015 was primarily due to the real estate loans acquired in the Peoples acquisition as well as organic growth. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2015 and 2014, approximately $302.4 million and $229.2 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.2 billion and $1.0 billion at December 31, 2015 and 2014.

The Bank began capitalizing mortgage servicing rights during 2000, and the aggregate fair value of capitalized mortgage servicing rights at December 31, 2015, totaled approximately $10.8 million compared to the carrying value of $8.9 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2015	December 31 2014	December 31 2013
Mortgage servicing rights
Balances, January 1	$7,980	$7,428	$6,169
Servicing rights capitalized	2,974	2,280	2,535
Amortization of servicing rights	(1,683)	(1,728)	(1,276)

Balances, December 31	9,271	7,980	7,428

Impairment allowance
Balances, January 1	(338)	(389)	(1,024)
Additions	(130)	(95)	(54)
Reductions	71	146	689

Balances, December 31	(397)	(338)	(389)

Mortgage servicing rights, net	$8,874	$7,642	$7,039

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

At December 31, 2015, the mortgage warehouse loan balance was $144.7 million compared to $129.2 million as of December 31, 2014. The increase in mortgage warehouse loans reflected a decrease in long-term interest rates during 2015 and the continued housing market recovery resulting in higher refinance volume.

Consumer Loans

Consumer loans totaled $362.3 million, or 20.7% of total loans as of December 31, 2015, compared to $320.5 million, or 23.2% as of December 31, 2014. The increase during 2015 was primarily related to the $19.6 million of consumer loans acquired in the Peoples acquisition along with organic growth of $22.2 million net of principal reductions from payments.

Allowance and Provision for Loan Losses/Critical Accounting Policy

At December 31, 2015, the allowance for loan losses was $14.5 million, or 0.83% of total loans outstanding, compared to $16.5 million, or 1.19% at December 31, 2014. The decrease in the ratio was primarily due to an increase in total loans from both organic growth and the Peoples acquisition and a decrease in the allowance for loan losses of $2.0 million. The decrease in the allowance for loan losses was the result of two commercial loans that were charged off during the fourth quarter of 2015 in the amount of $1.1 million for which $1.4 million had previously been reserved. During 2015, the expense for provision for loan losses totaled $3.2 million compared to $3.1 million in 2014. Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, was .99% as of December 31, 2015.

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-performing Loans

Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31 2015	December 31 2014	December 31 2013
Non-performing loans	$16,680	$22,442	$18,277

Non-performing loans total 114.8%, 136.0% and 114.3% of the allowance for loan losses at December 31, 2015, 2014 and 2013, respectively. Non-performing loans at December 31, 2015 totaled $16.7 million, a decrease from a balance of $22.4 million as of December 31, 2014 and $18.3 million as of December 31, 2013. Non-performing loans as a percentage of total loans was 0.95% as of December 31, 2015, a decrease from 1.62% and 1.70% as of December 31, 2014 and December 31, 2013, respectively.

A loan becomes impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is classified as impaired, the degree of impairment must be recognized by estimating future cash flows from the debtor. The present value of these cash flows is computed at a discount rate based on the interest rate contained in the loan agreement. However, if a particular loan has a determinable market value, the creditor may use that value. Also, if the loan is secured and considered collateral dependent, the creditor may use the fair value of the collateral. (See Note 8 of the Consolidated Financial Statements at Item 8 for further discussion of impaired loans.)

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

Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31 2015	December 31 2014	December 31 2013
Other real estate owned	$3,207	$1,047	$2,107

OREO totaled $3.2 million on December 31, 2015, an increase of $2.2 million from December 31, 2014 and $1.1 million from December 31, 2013. On December 31, 2015, OREO was comprised of 7 properties. Of these properties, two totaling $161,000 were commercial real estate and 5 totaling $3.0 million were residential real estate.

No mortgage warehouse loans were non-performing or OREO as of December 31, 2015, 2014 or 2013.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Deferred Tax

Horizon had a net deferred tax asset totaling $5.2 million and $6.0 million as of December 31, 2015 and December 31, 2014, respectively. The following table shows the major components of deferred tax:

	December 31 2015	December 31 2014
Assets
Allowance for loan losses	$5,329	$5,680
Net operating loss (from acquisitions)	1,679	3,509
Director and employee benefits	2,223	1,953
Unrealized loss on AFS securities and fair value hedge	711	588
Accrued Pension	1,725	—
Other	1,029	596

Total assets	12,696	12,326

Liabilities
Depreciation	(2,180)	(1,563)
Difference in expense recognition	—	—
State tax	(192)	(126)
Federal Home Loan Bank stock dividends	(343)	(200)
Difference in basis of intangible assets	(2,938)	(2,839)
FHLB Penalty	(123)	(283)
Other	(1,671)	(1,303)

Total liabilities	(7,447)	(6,314)

Net deferred tax asset	$5,249	$6,012

Horizon anticipates continued earnings and therefore determined there is no impairment to this asset.

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $1.9 billion at December 31, 2015, compared to $1.5 billion at December 31, 2014. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the Year Ending December 31			Average Rate Paid for the Year Ending December 31
	2015	2014	2013	2015	2014	2013

Noninterest-bearing demand deposits	$314,840	$258,523	$219,323
Interest-bearing demand deposits	671,493	582,916	528,738	0.12%	0.12%	0.13%
Savings deposits	191,593	142,420	134,242	0.05%	0.05%	0.08%
Money market	205,119	161,146	123,226	0.24%	0.23%	0.21%
Time deposits	344,464	296,349	306,590	1.21%	1.39%	1.50%

Total deposits	$1,727,509	$1,441,354	$1,312,119

The $286.2 million increase in average deposits during 2015 was the result of an increase in the depositor base due to organic growth as well as the Peoples acquisition. The transactional accounts average balances, as the lower cost funding sources, increased $238.1 million and the average balances for higher cost time deposits increased $48.1 million. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2015:

Due in three months or less	$6,818
Due after three months through six months	13,774
Due after six months through one year	15,222
Due after one year	31,883

$67,697

Interest expense on time certificates of $100,000 or more was approximately $2.3 million, $2.2 million, and $2.4 million for 2015, 2014 and 2013. Interest expense on time certificates of $250,000 or more was approximately $990,000 for 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, Horizon did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

The following tables summarize Horizon’s contractual obligations and other commitments to make payments as of December 31, 2015:

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Certificates of Deposit	$366,547	$167,791	$125,206	$56,878	$16,672
Borrowings (1)	449,347	298,235	77,489	68,375	5,248
Subordinated debentures (2)	32,798	—	—	—	32,798

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 13 in Horizon’s Consolidated Financial Statements at Item 8.
(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009 and Heartland in 2012. See Note 15 in Horizon’s Consolidated Financial Statements at Item 8.

	Expiration by Period
	Within One Year	Greater Than One Year
Letters of credit	$619	$2,945
Unfunded loan commitments	91,450	377,353

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2015. Stockholders’ equity totaled $266.8 million as of December 31, 2015, compared to $194.4 million as of December 31, 2014. At year-end 2015, the ratio of stockholders’ equity to assets was 10.06%, compared to 9.36% for 2014. Tangible equity to tangible assets was 7.60% at December 31, 2015, compared to 7.32% at December 31, 2014. Book value per common share at December 31, 2015 increased to $21.30, compared to $19.75 at December 31, 2014. Horizon’s capital increased during 2015 as a result of earnings and common stock issued in the Peoples acquisition, partially offset by a decrease in other comprehensive income and dividends declared.

In 2008, in connection with the issuance of preferred stock that was subsequently redeemed, Horizon issued a warrant to the Treasury to purchase shares of Horizon’s common stock. The Treasury sold the warrant to a third party, and at December 31, 2015, the warrant covered 481,510 shares with an exercise price of $7.79 per share. These warrants were exercised during 2015.

On August 25, 2011, the Company sold 12,500 shares of Series B Preferred Stock for aggregate consideration of $12.5 million, to the Treasury pursuant to the Small Business Lending Fund program. Concurrently with this transaction, Horizon redeemed all 18,750 shares of our Series A Preferred Stock that remained outstanding under the Treasury’s Capital Purchase Program. The redemption of the Series A Preferred Stock was funded by the $12.5 million in proceeds from the sale of the Series B Preferred Stock together with other available funds. On February 1, 2016 the Company redeemed all 12,500 shares of Series B Preferred Stock for $12,500,000 along with the final dividend payment of $10,416.67.

Horizon declared dividends in the amount of $.58 per share in 2015, $.51 per share in 2014, and $.42 per share in 2013. The dividend payout ratio (dividends as a percent of net income) was 29.9% for 2015, 25.7% for 2014, and 18.6% for 2013. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements at Item 8.

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (2.56% at December 31, 2015) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.65% (2.26% at December 31, 2015) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and were being amortized to the first call date of the securities.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I, a wholly owned business trust (Alliance Trust) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Alliance. The junior subordinated debentures are

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (3.26% at December 31, 2015) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.46% at December 31, 2015) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.1 million, net of the remaining purchase discount, at December 31, 2015.

The Company assumed additional debentures as the result of the Heartland merger in July 2013. In December 2006, Heartland. formed Heartland (IN) Statutory Trust II a wholly owned business trust (Heartland Trust), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (2.28% at December 31, 2015) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.7 million, net of the remaining purchase discount, at December 31, 2015.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Results of Operations

Net Income

Consolidated net income was $20.5 million or $1.89 per diluted share in 2015, $18.1 million or $1.90 per diluted share in 2014, and $19.9 million or $2.17 per diluted share in 2013. The increase in net income from the previous year reflects an increase in net interest income of $11.8 million and an increase in non-interest income of $4.1 million, partially offset by an increase in the provision for loan losses of $104,000, non-interest expenses of $12.2 million and income taxes of $1.1 million. The decrease in diluted earnings per share compared to the previous year reflects an increase in diluted shares due to the Peoples acquisition. Excluding acquisition-related expenses and purchase accounting adjustments, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the year ended December 31, 2015 was $21.7 million or $2.00 diluted earnings per share compared to $16.5 million or $1.74 diluted earnings per share for the year ended December 31, 2014. Diluted earnings per share were also reduced by $0.01 for the twelve months ending December 31, 2015, $0.01 for the twelve months ending December 31, 2014 and $0.04 for the twelve months ending December 31, 2013 resulting from the payment of preferred stock dividends.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Net interest income during 2015 was $74.7 million, an increase of $11.8 million or 18.7% over the $63.0 million earned in 2014. Yields on the Company’s interest-earning assets decreased by 16 basis points to 4.20% during 2015 from 4.36% in 2014. Interest income increased $12.4 million to $88.6 million for 2015 from $76.2 million in 2014. This increase was due to increased volume in interest-earning assets and an increase in the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $300,000 from $2.7 million in 2014 to $3.0 million in 2015, partially offset by the lower yield on interest-earning assets.

Rates paid on interest-bearing liabilities decreased by 11 basis points during the same period due to the lower interest rate environment. Interest expense increased $632,000 from $13.2 million in 2014 to $13.9 million in 2015. This increase was due to increased volume of interest-bearing liabilities, partially offset by lower rates being paid. Due to a larger decrease in the yield on the Company’s interest-earning assets compared to the decrease in the rates paid on the Company’s interest-bearing liabilities, the net interest margin decreased 6 basis points from 3.62% for 2014 to 3.56% in 2015. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.42% for 2015 compared to 3.47% for 2014. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect a significant rise in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$10,264	$11	0.11%	$6,246	$11	0.18%	$8,468	$21	0.25%
Interest-earning deposits	14,045	10	0.07%	7,087	10	0.14%	7,720	19	0.25%
Investment securities - taxable	394,976	8,700	2.20%	387,013	9,323	2.41%	371,594	8,401	2.26%
Investment securities - non-taxable (1)	152,931	4,494	4.32%	146,407	4,426	4.32%	136,584	4,216	4.98%
Loans receivable (2)(3)(4)	1,593,790	75,373	4.74%	1,247,510	62,435	5.01%	1,092,662	62,229	5.70%

Total interest-earning assets (1)	2,166,006	88,588	4.20%	1,794,263	76,205	4.36%	1,617,028	74,886	4.80%

Non-interest-earning assets
Cash and due from banks	31,692			27,168			24,548
Allowance for loan losses	(16,351)			(15,945)			(18,677)
Other assets	179,138			144,803			134,220

	$2,360,485			$1,950,289			$1,757,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,438,026	$5,559	0.39%	$1,182,831	$5,257	0.44%	$1,092,796	$5,672	0.52%
Borrowings	336,618	6,286	1.87%	281,649	5,956	2.11%	234,927	5,821	2.48%
Subordinated debentures	32,717	2,009	6.14%	32,561	2,009	6.17%	32,406	2,010	6.20%

Total interest-bearing liabilities	1,807,361	13,854	0.77%	1,497,041	13,222	0.88%	1,360,129	13,503	0.99%

Non-interest-bearing liabilities
Demand deposits	317,246			258,523			219,323
Accrued interest payable and other liabilities	16,364			12,776			13,534
Stockholders’ equity	219,514			181,949			164,133

	$2,360,485			$1,950,289			$1,757,119

Net interest income/spread		$74,734	3.43%		$62,983	3.48%		$61,383	3.81%

Net interest income as a percent of average interest earning assets (1)			3.56%			3.62%			3.96%

(1)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2015.
(2)	Yields are presented on a tax-equivalent basis.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans aggregated $4.9 million, $4.3 million, and $4.6 million in 2015, 2014 and 2013.

	2015-2014			2014-2013
		Change	Change		Change	Change
	Total	Due To	Due To	Total	Due To	Due To
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Federal funds sold	$—	$5	$(5)	$(10)	$(5)	$(5)
Interest-earning deposits	—	7	(7)	(9)	(1)	(8)
Investment securities - taxable	(623)	189	(812)	922	357	565
Investment securities - non-taxable	68	282	(214)	210	466	(256)
Loans receivable	12,938	16,571	(3,633)	206	8,254	(8,048)

Total interest income	12,383	17,054	(4,671)	1,319	9,071	(7,752)

Interest Expense
Interest-bearing deposits	302	1,042	(740)	(415)	443	(858)
Borrowings	330	1,077	(747)	135	1,060	(925)
Subordinated debentures	—	10	(10)	(1)	10	(11)

Total interest expense	632	2,129	(1,497)	(281)	1,513	(1,794)

Net interest income	$11,751	$14,925	$(3,174)	$1,600	$7,558	$(5,958)

Net interest income during 2014 was $63.0 million, an increase of $1.6 million or 2.6% over the $61.4 million earned in 2013. Yields on the Company’s interest-earning assets decreased by 44 basis points to 4.36% during 2014 from 4.80% in 2013. Interest income increased $1.3 million to $76.2 million for 2014 from $74.9 million in 2013. This increase was due to increased volume in interest earning assets partially offset by the lower yield on interest-earning assets and a decrease in interest income from acquisition-related purchase accounting adjustments of $3.5 million from $6.3 million in 2013 to $2.7 million in 2014.

Rates paid on interest-bearing liabilities decreased by 11 basis points during the same period due to the lower interest rate environment. Interest expense decreased $281,000 from $13.5 million in 2013 to $13.2 million in 2014. This decrease was due to the lower rates being paid on the Company’s interest-bearing liabilities partially offset by the increased volume of interest-bearing liabilities. Due to a larger decrease in the yield on the Company’s interest-earning assets and the decrease in interest income from acquisition related purchase accounting adjustments compared to the decrease in the rates paid on the Company’s interest-bearing liabilities, the net interest margin decreased 34 basis points from 3.96% for 2013 to 3.62% in 2014. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.47% for 2014 compared to 3.57% for 2013.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of its loan portfolios. The provision for loan losses totaled $3.2 million in 2015 compared to $3.1 million in 2014. The higher provision for loan losses in 2015 compared to the previous year was due to continued loan growth. Commercial loan net charge-offs during 2015 were $3.2 million, residential mortgage loan net charge-offs were $219,000, and consumer loan net charge-offs were $1.6 million for the year ending December 31, 2015.

During 2014, the provision for loan losses totaled $3.1 million, compared to $1.9 million in 2013. The higher provision for loan losses in 2014 compared to 2013 was due to loan growth as well as $1.0 million in charge-off related to one commercial credit in the third quarter of 2014 and a specific reserve of $560,000 placed on one commercial real estate loan that was moved to non-accrual status during the fourth quarter of 2014. Commercial loan net charge-offs during 2014 were $1.0 million, residential mortgage loan net charge-offs were $307,000, and consumer loan net charge-offs were $1.2 million for the year ending December 31, 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-interest Income

The following is a summary of changes in non-interest income:

	Twelve Months Ended		2014 - 2015			2013 - 2014
	December 31 2015	December 31 2014	Amount Change	Percent Change	December 31 2013	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$4,807	$4,085	$722	17.7%	$3,989	$96	2.4%
Wire transfer fees	633	557	76	13.6%	697	(140)	-20.1%
Interchange fees	5,591	4,649	942	20.3%	4,056	593	14.6%
Fiduciary activities	5,637	4,738	899	19.0%	4,337	401	9.2%
Gain on sale of investment securities	189	988	(799)	-80.9%	374	614	164.2%
Gain on sale of mortgage loans	10,055	8,395	1,660	19.8%	8,794	(399)	-4.5%
Mortgage servicing net of impairment	993	805	188	23.4%	1,521	(716)	-47.1%
Increase in cash surrender value of bank owned life insurance	1,249	1,047	202	19.3%	1,035	12	1.2%
Death benefit on officer life insurance	145	—	145	100.0%	—	—	0.0%
Other income	1,103	1,013	90	8.9%	1,103	(90)	-8.2%

Total non-interest income	$30,402	$26,277	$4,125	15.7%	$25,906	$371	1.4%

The increase in service charges on deposit accounts and interchange fee income in 2015 compared to 2014 was the result of growth in transactional deposit accounts and volume during 2015. Fiduciary activities income increased $899,000 during 2015 as a result of an increase in assets under management. During 2015, the Company originated approximately $302.4 million of mortgage loans to be sold on the secondary market, compared to $229.2 million in 2014. This increase in volume, partially offset by a decrease in the percentage earned on the sale of mortgage loans, increased the overall gain on sale of mortgage loans by $1.7 million compared to the prior year. Mortgage servicing net of impairment increased by $188,000 during 2015 compared to 2014 due to a larger portfolio of mortgage loans serviced during 2015. The cash surrender value of bank owned life insurance increased by $202,000 in 2015 due to an increase in the number of policies outstanding as a result of the Peoples acquisition. The Death Benefit on Bank owned life insurance increase by $145,000 in 2015 due to payment realized on one of the policies. These increases were partially offset a decrease in gain on sale of investment securities of $799,000 in 2015 due to a gain on sale of securities of $988,000 during the third quarter of 2014. This gain was the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The sale of securities was also used to fund loan growth.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Twelve Months Ended					2013 - 2014
	December 31 2015	December 31 2014	Amount Change	Percent Change	December 31 2013	Amount Change	Percent Change
Non-interest expense
Salaries	$25,284	$22,859	$2,425	10.6%	$21,164	$1,695	8.0%
Commission and bonuses	6,008	4,111	1,897	46.1%	4,290	(179)	-4.2%
Employee benefits	6,420	5,712	708	12.4%	5,578	134	2.4%
Net occupancy expenses	6,400	5,607	793	14.1%	4,984	623	12.5%
Data processing	4,251	3,663	588	16.1%	3,045	618	20.3%
Professional fees	2,070	1,731	339	19.6%	1,668	63	3.8%
Outside services and consultants	5,735	3,250	2,485	76.5%	2,412	838	34.7%
Loan expense	5,379	4,770	609	12.8%	4,668	102	2.2%
FDIC deposit insurance	1,499	1,175	324	27.6%	1,089	86	7.9%
Other losses	432	(70)	502	-717.1%	807	(877)	-108.7%
Other expense	10,715	9,138	1,577	17.3%	8,740	398	4.6%

Total non-interest expense	$74,193	$61,946	$12,247	19.8%	$58,445	$3,501	6.0%

Salary expense, commission and bonuses, employee benefits, net occupancy expense and other expense increased by $2.4 million, $1.9 million, $708,000, $793,000 and $1.6 million due to the Peoples merger, Horizon’s investments in growth markets and overall growth. Data processing and other expenses increased during 2015 from the cost of continued growth and expansion and the Peoples merger. Outside services and consultants increased primarily due to the fees associated with the Peoples acquisition. Loan expense increased in 2015 compared to 2014 due to company growth and collection costs. Other losses increased in 2015 compared to 2014 due to the recovery of a previously recorded loss contingency in 2014 and higher one-time losses in 2015.

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

Income Taxes

Income tax expense for 2015 was $7.2 million, compared to $6.2 million of tax expense during 2014. The effective tax rate for 2015 was 26.0% compared to 25.4% in 2014 and 26.2% in 2013.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Net Interest Margin

	Three Months Ended			Twelve Months Ended
	December 31	September 30	December 31	December 31
	2015	2015	2014	2015	2014
Net Interest Margin As Reported
Net interest income	$20,222	$19,776	$16,523	$74,734	$62,983
Average interest-earning assets	2,369,301	2,304,515	1,865,750	2,166,006	1,794,263
Net interest income as a percent of average interest- earning assets (“Net Interest Margin”)	3.50%	3.51%	3.64%	3.56%	3.62%

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(695)	$(402)	$(719)	$(2,977)	$(2,745)

Excluding Impact of Acquisitions
Net interest income	$19,527	$19,374	$15,804	$71,757	$60,238
Average interest-earning assets	2,369,301	2,304,515	1,865,750	2,166,006	1,794,263
Core Net Interest Margin	3.38%	3.44%	3.49%	3.42%	3.47%

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

	Twelve Months Ended
	December 31
	2015	2014	2013
Non-GAAP Reconciliation of Net Income

Net income as reported	$20,549	$18,101	$19,876
Merger expenses	4,889	1,335	—
Tax effect	(1,585)	(467)	—

Net income excluding merger expenses	23,853	18,969	19,876

Gain on sale of investment securities	(189)	(988)	(374)
Tax effect	66	346	131

Net income excluding gain on sale of investment securities	23,730	18,327	19,633

Death benefit on bank owned life insurance (“BOLI”)	(145)	—	—
Tax effect	51	—	—

Net income excluding death benefit on BOLI	23,636	18,327	19,633

Acquisition-related purchase accounting adjustments (“PAUs”)	(2,977)	(2,745)	(6,294)
Tax effect	1,042	961	2,203

Net income excluding PAUs	$21,701	$16,542	$15,542

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$1.89	$1.90	$2.17
Merger expenses	0.45	0.14	—
Tax effect	(0.15)	(0.05)	—

Diluted earnings per share excluding merger expenses	2.20	1.99	2.17

Gain on sale of investment securities	(0.02)	(0.10)	(0.04)
Tax effect	0.01	0.04	0.01

Net income excluding gain on sale of investment securities	2.19	1.92	2.14

Death benefit on BOLI	(0.01)	—	—
Tax effect	0.00	—	—

Net income excluding death benefit on BOLI	2.18	1.92	2.14

Acquisition-related PAUs	(0.28)	(0.29)	(0.70)
Tax effect	0.10	0.10	0.24

Diluted earnings per share excluding PAUs	$2.00	$1.74	$1.69

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non- GAAP Allowance for Loan and Lease Loss Detail

As of December 31, 2015

	Horizon
	Legacy	Heartland	Summit	Peoples	Total
Pre-discount loan balance	$1,461,318	$23,064	$76,120	$197,307	$1,757,809

Allowance for loan losses (ALLL)	14,502	32	—	—	14,534
Loan discount	N/A	1,386	2,942	4,350	8,678

ALLL+loan discount	14,502	1,418	2,942	4,350	23,212

Loans, net	$1,446,816	$21,646	$73,178	$192,957	$1,734,597

ALLL/ pre-discount loan balance	0.99%	0.14%	0.00%	0.00%	0.83%
Loan discount/ pre-discount loan balance	N/A	6.01%	3.86%	2.20%	0.49%
ALLL+loan discount/ pre-discount loan balance	0.99%	6.15%	3.86%	2.20%	1.32%

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2015, Horizon had available approximately $253.2 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:

•	Horizon had outstanding borrowings of over $160.9 million with the FHLB and total borrowing capacity with the FHLB of $324.8 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or FHLB could change collateral requirements, which could lower the Company’s borrowing availability.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon had a total of $135.0 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.

•	Horizon had a total of $89.2 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

•	A downgrade in Horizon’s ability to obtain credit due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

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

During 2015, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $128.9 million and an increase in deposits and borrowings of $46.7 million and $49.4 million, respectively. Cash flows were used to purchase investments totaling $244.2 million and increase loans by $145.2 million. The net cash and cash equivalent position increased by $5.2 million during 2015.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2015. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within one year	After one but within three years	After three but within five years	After five years
Remaining contractual maturities of time deposits	$366,547	$167,791	$125,206	$56,878	$16,672
Borrowings	449,347	298,235	77,489	68,375	5,248
Subordinated debentures	32,797	—	—	—	32,797
Loan Commitments	468,803	91,450	377,353	—	—
Preferred stock	12,500	12,500	—	—	—
Letters of credit	3,564	619	2,945	—	—

Total	$1,333,558	$570,595	$582,993	$125,253	$54,717

Interest Rate Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on a model that assumes a lag in repricing, at December 31, 2015, the amount of assets that reprice within one year was 209% of liabilities that reprice within one year. At December 31, 2014, this same model reported that the amount of assets that reprice within one year was approximately 226% of the amount of liabilities that reprice within the same time period. The year 2015 was a stable rate environment and the yields on assets continued to reprice at lower rates due to current asset pricing and a more competitive environment. The impact of lower yields offset partially by slightly lower funding costs negatively impacted the net interest margin during 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Rate Sensitivity
	3 Months or Less	> 3 Months & < 6 Months	> 6 Months & < 1 Year	Greater Than 1 Year	Total
Loans	$712,657	$135,568	$197,497	$711,326	$1,757,048
Federal Funds Sold	958	—	—	—	958
Interest-Bearing balances with Banks	14,289	—	—	—	14,289
Investment securities and FRB and	33,137	20,062	37,171	556,064	646,434
FHLB stock	—	—	—	—	—
Other assets	—	—	—	233,672	233,672

Total Assets	$761,041	$155,630	$234,668	$1,501,062	$2,652,401

Noninterest-bearing deposits	$9,801	$9,801	$19,603	$296,750	$335,955
Interest-bearing deposits	72,029	74,495	124,247	1,273,427	1,544,198
Borrowed Funds	138,496	74,249	29,979	239,420	482,144
Other Liabilities	—	—	—	23,272	23,272
Stockholders’ equity	—	—	—	266,832	266,832

Total liabilities and stockholder’s equity	$220,326	$158,545	$173,829	$2,099,701	$2,652,401

GAP	$540,715	$(2,915)	$60,839	$(598,639)
Cumulative GAP	$540,715	$537,800	$598,639

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

The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2015. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

								Fair Value
						2021		December 31
	2016	2017	2018	2019	2020	& Beyond	Total	2015
Rate-sensitive assets
Fixed interest rate loans	$380,994	$165,782	$104,552	$63,470	$34,426	$55,740	$804,964	$729,046
Average interest rate	4.53%	4.62%	4.57%	4.55%	4.55%	4.46%	4.55%
Variable interest rate loans	673,135	60,297	50,855	41,836	35,430	90,531	952,084	1,097,849
Average interest rate	3.91%	4.17%	4.21%	4.16%	4.08%	3.64%	3.93%

Total loans	1,054,129	226,079	155,407	105,306	69,856	146,271	1,757,048	1,826,895
Average interest rate	4.13%	4.50%	4.45%	4.40%	4.31%	3.95%	4.22%
Securities, including FRB and FHLB stock	90,370	67,900	60,752	55,210	65,134	307,068	646,434	650,571
Average interest rate	2.80%	2.90%	2.97%	3.00%	3.58%	3.88%	3.44%
Other interest-bearing assets	15,247	—	—	—	—	—	15,247	15,247
Average interest rate	1.32%	0.00%	0.00%	0.00%	0.00%	0.00%	1.32%

Total earnings assets	$1,159,746	$293,979	$216,159	$160,516	$134,990	$453,339	$2,418,729	$2,492,713

Average interest rate	3.99%	4.13%	4.04%	3.91%	4.13%	3.91%	3.99%

Rate-sensitive liabilities
Noninterest-bearing deposits	$39,206	$34,631	$30,589	$27,019	$23,866	$180,643	$335,955	$335,955
NOW accounts	32,615	30,058	27,701	25,530	23,528	276,574	416,007	388,641
Average interest rate	0.08%	0.07%	0.07%	0.07%	0.08%	0.07%	0.07%
Savings and money market accounts	70,365	63,643	57,586	52,125	47,200	470,727	761,645	706,015
Average interest rate	0.17%	0.17%	0.17%	0.17%	0.17%	0.16%	0.16%
Certificates of deposit	167,791	83,534	41,672	32,038	24,840	16,672	366,547	366,659
Average interest rate	0.91%	1.44%	1.51%	1.70%	1.58%	1.62%	1.25%

Total deposits	309,976	211,866	157,549	136,712	119,434	944,617	1,880,153	1,797,269
Average interest rate	0.54%	0.63%	0.47%	0.48%	0.41%	0.13%	0.32%
Fixed interest rate borrowings	236,358	47,415	21,186	57,408	16,071	11,512	389,950	389,191
Average interest rate	0.56%	3.83%	1.18%	3.12%	2.15%	2.61%	1.49%
Variable interest rate borrowings	92,194	—	—	—	—	—	92,194	85,352
Average interest rate	2.26%	0.00%	0.00%	0.00%	0.00%	0.00%	2.26%

Total funds	$638,529	$259,281	$178,734	$194,120	$135,505	$956,129	$2,362,298	$2,271,812

Average interest rate	0.80%	1.21%	0.56%	1.26%	0.62%	0.16%	0.59%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Financial Statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	December 31	December 31
	2015	2014
Assets
Cash and due from banks	$48,650	$43,476
Investment securities, available for sale	444,982	323,764
Investment securities, held to maturity (fair value of $193,703 and $169,904)	187,629	165,767
Loans held for sale	7,917	6,143
Loans, net of allowance for loan losses of $14,534 and $16,501	1,734,597	1,362,053
Premises and equipment, net	60,798	52,461
Federal Reserve and Federal Home Loan Bank stock	13,823	11,348
Goodwill	49,600	28,176
Other intangible assets	7,371	3,965
Interest receivable	10,535	8,246
Cash value of life insurance	54,504	39,382
Other assets	31,995	32,141

Total assets	$2,652,401	$2,076,922

Liabilities
Deposits
Non-interest bearing	$335,955	$267,667
Interest bearing	1,544,198	1,214,652

Total deposits	1,880,153	1,482,319
Borrowings	449,347	351,198
Subordinated debentures	32,797	32,642
Interest payable	507	497
Other liabilities	22,765	15,852

Total liabilities	2,385,569	1,882,508

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 12,500 shares	12,500	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 11,995,324 and 9,278,916 shares Outstanding, 11,939,887 and 9,213,036 shares	—	—
Additional paid-in capital	106,370	45,916
Retained earnings	148,685	134,477
Accumulated other comprehensive income (loss)	(723)	1,521

Total stockholders’ equity	266,832	194,414

Total liabilities and stockholders’ equity	$2,652,401	$2,076,922

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2015	2014	2013
Interest Income
Loans receivable	$75,373	$62,435	$62,229
Investment securities
Taxable	8,721	9,344	8,441
Tax exempt	4,494	4,426	4,216

Total interest income	88,588	76,205	74,886

Interest Expense
Deposits	5,559	5,257	5,672
Borrowed funds	6,286	5,956	5,821
Subordinated debentures	2,009	2,009	2,010

Total interest expense	13,854	13,222	13,503

Net Interest Income	74,734	62,983	61,383
Provision for loan losses	3,162	3,058	1,920

Net Interest Income after Provision for Loan Losses	71,572	59,925	59,463

Non-interest Income
Service charges on deposit accounts	4,807	4,085	3,989
Wire transfer fees	633	557	697
Interchange fees	5,591	4,649	4,056
Fiduciary activities	5,637	4,738	4,337
Gain on sale of investment securities (includes $189, $988 and $374 for the years ended December 31, 2015, 2014 and 2013 related to accumulated other comprehensive earnings reclassifications)	189	988	374
Gain on sale of mortgage loans	10,055	8,395	8,794
Mortgage servicing income net of impairment	993	805	1,521
Increase in cash value of bank owned life insurance	1,249	1,047	1,035
Death benefit on bank owned life insurance	145	—	—
Other income	1,103	1,013	1,103

Total non-interest income	30,402	26,277	25,906

Non-interest Expense
Salaries and employee benefits	37,712	32,682	31,032
Net occupancy expenses	6,400	5,607	4,984
Data processing	4,251	3,663	3,045
Professional fees	2,070	1,731	1,668
Outside services and consultants	5,735	3,250	2,412
Loan expense	5,379	4,770	4,668
FDIC insurance expense	1,499	1,175	1,089
Other losses	432	(70)	807
Other expense	10,715	9,138	8,740

Total non-interest expense	74,193	61,946	58,445

Income Before Income Tax	27,781	24,256	26,924

Income tax expense (includes $66, $346 and $131 for the years ended December 31, 2015, 2014 and 2013 related to income tax expense from reclassification items)	7,232	6,155	7,048

Net Income	20,549	18,101	19,876
Preferred stock dividend	(125)	(133)	(370)

Net Income Available to Common Shareholders	$20,424	$17,968	$19,506

Basic Earnings Per Share	$1.94	$1.98	$2.26
Diluted Earnings Per Share	1.89	1.90	2.17

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31
	2015	2014	2013

Net Income	$20,549	$18,101	$19,876

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	195	(511)	2,668
Income tax effect	(68)	179	(934)

Changes from derivative instruments	127	(332)	1,734

Change in securities:

Unrealized appreciation (depreciation) for the period on AFS securities	(2,910)	4,841	(18,956)
Unrealized depreciation for the period on held-to-maturity securities	(549)	1,658	—
Reclassification adjustment for securities gains realized in income	(189)	(988)	(374)
Income tax effect	1,277	(1,929)	6,766

Unrealized gains (losses) on securities	(2,371)	3,582	(12,564)

Other Comprehensive Income (Loss), Net of Tax	(2,244)	3,250	(10,830)

Comprehensive Income	$18,305	$21,351	$9,046

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2013	$12,500	$31,965	$105,402	$9,101	$158,968
Net income			19,876		19,876
Other comprehensive loss, net of tax				(10,830)	(10,830)
Amortization of unearned compensation		288			288
Exercise of stock options		195			195
Stock option expense		48			48
Cash dividends on preferred stock (2.96%)			(370)		(370)
Cash dividends on common stock ($.42 per share)			(3,655)		(3,655)

Balances, December 31, 2013	$12,500	$32,496	$121,253	$(1,729)	$164,520
Net income			18,101		18,101
Other comprehensive income, net of tax				3,250	3,250
Amortization of unearned compensation		363			363
Exercise of stock options		165			165
Stock option expense		203			203
Stock issued from acquisition		12,689			12,689
Cash dividends on preferred stock (1.06%)			(133)		(133)
Cash dividends on common stock ($.51 per share)			(4,744)		(4,744)

Balances, December 31, 2014	$12,500	$45,916	$134,477	$1,521	$194,414
Net income			20,549		20,549
Other comprehensive loss, net of tax				(2,244)	(2,244)
Amortization of unearned compensation		355			355
Exercise of stock options		403			403
Exercise of stock warrants		3,751			3,751
Tax benefit related to stock options		151			151
Stock option expense		288			288
Stock issued from acquisition		55,506			55,506
Cash dividends on preferred stock (1.00%)			(125)		(125)
Cash dividends on common stock ($.58 per share)			(6,216)		(6,216)

Balances, December 31, 2015	$12,500	$106,370	$148,685	$(723)	$266,832

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Twelve Months Ended December 31
	2015	2014	2013
Operating Activities
Net income	$20,549	$18,101	$19,876
Items not requiring (providing) cash
Provision for loan losses	3,162	3,058	1,920
Depreciation and amortization	4,152	3,779	3,356
Share based compensation	288	203	48
Mortgage servicing rights net (recovery) impairment	59	(51)	(635)
Premium amortization on securities available for sale, net	3,420	2,299	2,861
Gain on sale of investment securities	(189)	(988)	(374)
Gain on sale of mortgage loans	(10,055)	(8,395)	(8,794)
Proceeds from sales of loans	310,700	234,776	365,654
Loans originated for sale	(302,419)	(229,243)	(346,397)
Change in cash value of life insurance	(1,224)	(1,007)	(998)
Gain on sale of other real estate owned	(289)	(186)	(116)
Net change in
Interest receivable	(1,010)	(398)	215
Interest payable	(11)	(50)	(54)
Other assets	8,569	(4,945)	9,905
Other liabilities	(472)	712	498

Net cash provided by operating activities	35,230	17,665	46,965

Investing Activities
Purchases of securities available for sale	(244,195)	(93,375)	(168,886)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	121,724	117,533	121,309
Purchases of securities held to maturity	(32,605)	(4,839)	(12,050)
Proceeds from maturities of securities held to maturity	7,155	13,851	2,110
Purchase of Federal Reserve Bank stock	—	—	(851)
Proceeds from the sale of FHLB stock	268	4,972	—
Net change in loans	(156,340)	(190,838)	112,140
Proceeds on the sale of OREO and repossessed assets	3,014	2,726	2,343
Change in premises and equipment, net	(5,622)	(6,255)	(6,318)
Acquisition of SCB, net of cash received	—	7,914	—
Acquisition of Peoples, net of cash received	182,413	—	—
Purchase of Mortgage Company	—	(735)	—

Net cash used in investing activities	(124,188)	(149,046)	49,797

Financing Activities
Net change in
Deposits	46,747	69,780	(2,633)
Borrowings	49,421	78,068	(89,313)
Proceeds from issuance of stock	4,305	165	195
Dividends paid on common shares	(6,216)	(4,744)	(3,655)
Dividends paid on preferred shares	(125)	(133)	(370)

Net cash provided by financing activities	94,132	143,136	(95,776)

Net Change in Cash and Cash Equivalents	5,174	11,755	986
Cash and Cash Equivalents, Beginning of Period	43,476	31,721	30,735

Cash and Cash Equivalents, End of Period	$48,650	$43,476	$31,721

Additional Supplemental Information
Interest paid	$13,844	$13,230	$13,556
Income taxes paid	4,123	2,800	3,100
Transfer of loans to other real estate owned	5,567	3,905	3,284
Transfer of available-for-sale securities to held-to-maturity	—	167,047	—

The Company purchased all of the capital stock of Peoples for $78,147 on July 1, 2015 and of Summit for $18,896 on April 3, 2014. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	485,077	158,585	—
Cash paid to retire debt	—	1,029	—
Less: common stock issued	55,506	12,689	—
Cash paid for the capital stock	22,641	6,207	—
Liabilities assumed	406,930	138,660

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp (“Horizon”) and its wholly owned subsidiaries, Horizon Bank, N.A. (“Bank”) and Horizon Risk Management, Inc., together referred to as “Horizon” conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank maintains 46 full service offices. The Bank has wholly owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. Horizon conducts no business except that incident to its ownership of the subsidiaries.

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the following acquisitions: Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”); American Trust & Savings Bank in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”); and Heartland Bancshares, Inc. in 2013, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). See Note 15 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.

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

Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Northern and Central Indiana and Southwest and Central Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 46% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 25% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 20% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 8% of the loan portfolio and are secured by residential real estate.

Mortgage Warehouse Loans — Horizon’s mortgage warehousing has specific mortgage companies as customers of the Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company reacquires the loan under its option within the agreement.

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

Based on the agreements with each mortgage company, at any time a mortgage company can reacquire from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company reacquire an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the sales commitment and the mortgage company would not be able to reacquire its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

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

Intangible Assets — Goodwill is tested annually for impairment. At December 31, 2015, Horizon had core deposit intangibles of $7.4 million subject to amortization and $49.6 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $49.6 million at December 31, 2015 and $28.2 million at December 31, 2014. A large majority of the goodwill relates to the acquisitions of Heartland, Summit and Peoples.

Bank Owned Life Insurance (BOLI) – BOLI has been purchased on certain employees and directors of the Company. The Company records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

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

Transfer of Financial Assets — The transfer of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	Years Ended December 31
	2015	2014	2013
Basic earnings per share
Net income	$20,549	$18,101	$19,876
Less: Preferred stock dividends	125	133	370

Net income available to common shareholders	$20,424	$17,968	$19,506

Weighted average common shares outstanding	10,510,296	9,060,702	8,619,330

Basic earnings per share	$1.94	$1.98	$2.26

Diluted earnings per share
Net income available to common shareholders	$20,424	$17,968	$19,506

Weighted average common shares outstanding	10,510,296	9,060,702	8,619,330
Effect of dilutive securities:
Warrants	220,316	315,679	303,970
Restricted stock	32,010	39,476	40,160
Stock options	35,586	38,268	37,503

Weighted average shares outstanding	10,798,208	9,454,125	9,000,963

Diluted earnings per share	$1.89	$1.90	$2.17

At December 31, 2015 and 2014 there were 2,500 shares and at December 31, 2013 there were zero shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

Dividend Restrictions — Regulations of the OCC limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the OCC. At December 31, 2015, $12.7 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

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

Share-Based Compensation — At December 31, 2015, Horizon has share-based compensation plans, which are described more fully in Note 22. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $643,000, $566,000, and $336,000 for 2015, 2014 and 2013, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12-month period ended December 31, 2015, 2014 and 2013.

Reclassifications — Certain reclassifications have been made to the 2014 consolidated financial statements to be comparable to 2015. These reclassifications had no effect on net income.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Recent Accounting Pronouncements

FASB Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

•	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

•	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

•	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

•	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

The FASB has issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments.

U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts.

The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective.

FASB Accounting Standards Update No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

The FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.

Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2015-01, Eliminating the Concept of Extraordinary Items

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

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

Note 2 – Acquisition

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and Horizon Bank N.A.’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 0.95 shares of Horizon common stock and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 2,192,202. Horizon’s stock price was $25.32 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. The Company had approximately $4.9 million in costs related to the acquisition as of December 31, 2015. These expenses are classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

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

ASSETS
Cash and due from banks	$205,054
Investment securities, held to maturity	2,038

Commercial	67,435
Residential mortgage	137,331
Consumer	19,593

Total loans	224,359

Premises and equipment, net	5,524
FRB and FHLB stock	2,743
Goodwill	21,424
Core deposit intangible	4,394
Interest receivable	1,279
Cash value of life insurance	13,898
Other assets	4,364

Total assets purchased	$485,077

Common shares issued	$55,506
Cash paid	22,641

Total estimated purchase price	$78,147

LIABILITIES
Deposits
Non-interest bearing	$28,251
NOW accounts	65,771
Savings and money market	125,176
Certificates of deposits	131,889

Total deposits	351,087

Borrowings	48,884
Interest payable	21
Other liabilities	6,938

Total liabilities assumed	$406,930

Of the total purchase price of $78.1 million, $4.4 million has been allocated to core deposit intangible. Additionally, $21.0 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over seven years on a straight line basis.

The Company acquired the $228.6 million loan portfolio at a fair value discount of $4.8 million. The performing portion of the portfolio, $223.4 million, had an estimated fair value of $220.0 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20.

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

The results of operations of Peoples and Peoples FSB have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended December 31, 2015 and December 31, 2014 as if the Peoples and Peoples FSB acquisitions had occurred as of the beginning of the comparable prior reporting period.

	December 31,	December 31,
	2015	2014
Summary of Operations:
Net Interest Income	$80,688	$75,442
Provision for Loan Losses	3,222	3,443

Net Interest Income after Provision for Loan Losses	77,466	71,999
Non-interest Income	32,295	29,928
Non-Interest Expense	80,489	74,010

Income before Income Taxes	29,272	27,917
Income Tax Expense	7,359	6,560

Net Income	21,913	21,357
Net Income Available to Common Shareholders	$21,788	$21,372

Basic Earnings Per Share	$1.90	$1.87
Diluted Earnings Per Share	$1.85	$1.81

The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro forma information for the year ended 2015 includes $2.3 million, net of tax, of operating revenue from Peoples since the acquisition and approximately $3.3 million, net of tax, of non-recurring expenses directly attributable to the Peoples acquisition.

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

Note 3 – Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.

At December 31, 2015, the Company’s cash accounts exceeded federally insured limits by approximately $5.0 million.

Note 4 – Securities

The fair value of securities is as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$5,940	$3	$(17)	$5,926
State and municipal	73,829	1,299	(33)	75,095
Federal agency collateralized mortgage obligations	157,291	567	(1,655)	156,203
Federal agency mortgage-backed pools	206,970	2,080	(1,346)	207,704
Corporate notes	32	22	—	54

Total available for sale investment securities	$444,062	$3,971	$(3,051)	$444,982

Held to maturity
U.S. Treasury and federal agencies	$5,859	$93	$—	$5,952
State and municipal	146,331	5,375	(253)	151,453
Federal agency collateralized mortgage obligations	9,051	27	(124)	8,954
Federal agency mortgage-backed pools	26,388	1,141	(185)	27,344

Total held to maturity investment securities	$187,629	$6,636	$(562)	$193,703

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$26,996	$56	$(229)	$26,823
State and municipal	46,535	1,462	(45)	47,952
Federal agency collateralized mortgage obligations	122,930	975	(1,045)	122,860
Federal agency mortgage-backed pools	122,583	3,172	(360)	125,395
Private labeled mortgage-backed pools	670	19	—	689
Corporate notes	32	13	—	45

Total available for sale investment securities	$319,746	$5,697	$(1,679)	$323,764

Held to maturity
U.S. Treasury and federal agencies	$9,804	$82	$—	$9,886
State and municipal	129,595	3,398	(106)	132,887
Federal agency collateralized mortgage obligations	4,039	35	(1)	4,073
Federal agency mortgage-backed pools	22,329	729	—	23,058

Total held to maturity investment securities	$165,767	$4,244	$(107)	$169,904

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2015, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2015.

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

The amortized cost and fair value of securities available for sale and held-to-maturity at December 31, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$7,192	$7,232	$6,098	$6,169
One to five years	38,197	38,894	44,720	45,093
Five to ten years	16,807	17,152	16,147	16,768
After ten years	17,605	17,797	6,598	6,790

	79,801	81,075	73,563	74,820
Federal agency collateralized mortgage obligations	157,291	156,203	122,930	122,860
Federal agency mortgage-backed pools	206,970	207,704	122,583	125,395
Private labeled mortgage-backed pools	—	—	670	689

Total available for sale investment securities	$444,062	$444,982	$319,746	$323,764

Held to maturity
Within one year	$—	$—	$—	$—
One to five years	17,815	18,403	592	593
Five to ten years	106,167	110,026	99,225	101,323
After ten years	28,208	28,976	39,582	40,857

	152,190	157,404	139,399	142,773
Federal agency collateralized mortgage obligations	9,051	8,954	4,039	4,073
Federal agency mortgage-backed pools	26,388	27,344	22,329	23,058

Total held to maturity investment securities	$187,629	$193,703	$165,767	$169,904

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$5,468	$(17)	$—	$—	$5,468	$(17)
State and municipal	17,353	(280)	446	(6)	17,799	(286)
Federal agency collateralized mortgage obligations	89,459	(1,123)	25,428	(655)	114,887	(1,779)
Federal agency mortgage-backed pools	113,244	(1,212)	16,506	(319)	129,750	(1,531)

Total temporarily impaired securities	$225,524	$(2,632)	$42,380	$(980)	$267,904	$(3,613)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$2,993	$(7)	$20,762	$(222)	$23,755	$(229)
State and municipal	10,287	(121)	2,050	(30)	12,337	(151)
Federal agency collateralized mortgage obligations	15,013	(88)	39,801	(957)	54,814	(1,045)
Federal agency mortgage-backed pools	5,993	(9)	28,044	(351)	34,037	(360)

Total temporarily impaired securities	$34,286	$(225)	$90,657	$(1,560)	$124,943	$(1,785)

U.S. Treasury, federal agency, state and municipal

The unrealized losses on the Company’s investments in U.S. Treasury, federal agency and state and municipals were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Federal agency mortgage-backed pools and collateralized mortgage obligations

The unrealized losses on the Company’s investment in federal agency mortgage backed pools and collateralized mortgage obligations securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Information regarding security proceeds, gross gains and gross losses are presented below.

	Years ended December 31
	2015	2014	2013
Sales of securities available for sale
Proceeds	$43,051	$45,228	$23,853
Gross gains	254	988	382
Gross losses	(65)	—	(8)

The tax effect of the proceeds from the sale of securities available for sale was $66, $346 and $131 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2015, the Company had pledged

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

$168.9 million of fair value or $167.7 million of amortized cost, in securities as collateral for $154.4 million in repurchase agreements, $90.7 million of fair value or $88.7 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with no current outstanding borrowings and $12.7 million of fair value or $12.5 million of amortized cost, in securities as collateral for $4.9 million in settlements on the fair value of swap agreements.

Note 5 – Loans

	December 31	December 31
	2015	2014
Commercial
Working capital and equipment	$381,245	$300,940
Real estate, including agriculture	391,668	343,455
Tax exempt	8,674	8,595
Other	23,408	21,324

Total	804,995	674,314

Real estate
1–4 family	433,015	250,799
Other	4,129	3,826

Total	437,144	254,625

Consumer
Auto	168,397	154,538
Recreation	5,365	5,673
Real estate/home improvement	47,015	38,288
Home equity	127,113	112,426
Unsecured	4,120	3,613
Other	10,290	5,921

Total	362,300	320,459

Mortgage warehouse	144,692	129,156

Total loans	1,749,131	1,378,554
Allowance for loan losses	(14,534)	(16,501)

Loans, net	$1,734,597	$1,362,053

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

Mortgage Warehousing

Horizon’s mortgage warehouse lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with a pledge of collateral under Horizon’s agreement with the mortgage company. Each individual mortgage and the related mortgagee are underwritten by Horizon to the end investor guidelines and is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company reacquires the loan under its option within the agreement. Due to the reacquire feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with a pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company, the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold, and no costs are deferred due to the term between each loan funding and related payoff, which is typically less than 30 days.

Based on the agreements with each mortgage company, at any time a mortgage company can reacquire from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company reaquire an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the purchase commitment and the mortgage company would not be able to reacquire its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the recorded investment of individual loan categories.

December 31, 2015	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$268,281	$613	$1,328	$270,222
Non owner occupied real estate	326,399	306	497	327,202
Residential spec homes	5,018	9	17	5,044
Development & spec land loans	18,183	33	26	18,242
Commercial and industrial	184,911	1,246	335	186,492

Total commercial	802,792	2,207	2,203	807,202

Residential mortgage	414,924	1,275	2,470	418,669
Residential construction	19,751	34	—	19,785
Mortgage warehouse	144,692	480	—	145,172

Total real estate	579,367	1,789	2,470	583,626

Direct installment	54,341	168	(359)	54,150
Direct installment purchased	153	—	—	153
Indirect installment	151,523	323	—	151,846
Home equity	157,164	628	(522)	157,270

Total consumer	363,181	1,119	(881)	363,419

Total loans	1,745,340	5,115	3,792	1,754,247
Allowance for loan losses	(14,534)	—	—	(14,534)

Net loans	$1,730,806	$5,115	$3,792	$1,739,713

December 31, 2014	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$228,380	$385	$680	$229,445
Non owner occupied real estate	297,299	309	506	298,114
Residential spec homes	2,027	2	—	2,029
Development & spec land loans	12,097	28	30	12,155
Commercial and industrial	133,256	859	39	134,154

Total commercial	673,059	1,583	1,255	675,897

Residential mortgage	242,521	737	599	243,857
Residential construction	11,505	21	—	11,526
Mortgage warehouse	129,156	480	—	129,636

Total real estate	383,182	1,238	599	385,019

Direct installment	40,137	129	(375)	39,891
Direct installment purchased	219	—	—	219
Indirect installment	141,868	314	(163)	142,019
Home equity	139,007	568	(234)	139,341

Total consumer	321,231	1,011	(772)	321,470

Total loans	1,377,472	3,832	1,082	1,382,386
Allowance for loan losses	(16,501)	—	—	(16,501)

Net loans	$1,360,971	$3,832	$1,082	$1,365,885

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	December 31	December 31	December 31	December 31
	2015	2015	2015	2015
	Heartland	Summit	Peoples	Total
Commercial	$1,633	$5,567	$1,061	$8,261
Real estate	693	1,216	179	2,088
Consumer	6	35	—	41

Outstanding balance	$2,332	$6,818	$1,240	$10,390

Carrying amount, net of allowance of $63				$10,327

	December 31	December 31	December 31	December 31
	2014	2014	2014	2014
	Heartland	Summit	Peoples	Total
Commercial	$5,492	$7,725	$—	$13,217
Real estate	900	1,458	—	2,358
Consumer	8	43	—	51

Outstanding balance	$6,400	$9,226	$—	$15,626

Carrying amount, net of allowance of $359				$15,267

Accretable yield, or income expected to be collected are as follows:

	Twelve Months Ended December 31, 2015
	Heartland	Summit	Peoples	Total
Balance at January 1	$2,400	$1,268	$—	$3,668
Additions	—	—	647	647
Accretion	(327)	(315)	(83)	(725)
Reclassification from nonaccretable difference	—	—	—	—
Disposals	(1,278)	(245)	(9)	(1,532)

Balance at December 31	$795	$708	$555	$2,058

	Twelve Months Ended December 31, 2014
	Heartland	Summit	Peoples	Total
Balance at January 1	$3,185	$—	$—	$3,185
Additions	—	1,688	—	1,688
Accretion	(557)	(332)	—	(889)
Reclassification from nonaccretable difference	—	—	—	—
Disposals	(228)	(88)	—	(316)

Balance at December 31	$2,400	$1,268	$—	$3,668

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

During the years ended December 31, 2015 and 2014, the Company increased (decreased) the allowance for loan losses by a charge to the income statement of $(190,000) and $253,000, respectively. $63,000 and $283,000 of allowances for loan losses were reversed for the years ended December 31, 2015 and 2014, respectively.

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

	December 31	December 31	December 31
	2015	2014	2013
Balance at beginning of the period	$16,501	$15,992	$18,270
Loans charged-off:
Commercial
Owner occupied real estate	2,208	40	138
Non owner occupied real estate	556	136	937
Residential development	—	—	—
Development & Spec Land Loans	—	173	182
Commercial and industrial	673	1,453	1,275

Total commercial	3,437	1,802	2,532
Real estate
Residential mortgage	288	328	1,055
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	288	328	1,055
Consumer
Direct Installment	367	250	333
Direct Installment Purchased	—	—	—
Indirect Installment	1,081	1,233	1,178
Home Equity	926	516	1,152

Total consumer	2,374	1,999	2,663

Total loans charged-off	6,099	4,129	6,250

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	104	13	65
Non owner occupied real estate	1	210	71
Residential development	—	—	—
Development & Spec Land Loans	35	55	—
Commercial and industrial	52	495	532

Total commercial	192	773	668
Real estate
Residential mortgage	69	21	114
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	69	21	114
Consumer
Direct Installment	106	67	488
Direct Installment Purchased	—	—	—
Indirect Installment	489	560	658
Home Equity	114	159	124

Total consumer	709	786	1,270

Total loan recoveries	970	1,580	2,052

Net loans charged-off (recovered)	5,129	2,549	4,198

Provision charged to operating expense
Commercial	2,531	2,277	756
Real estate	62	(1,153)	1,132
Consumer	569	1,934	32

Total provision charged to operating expense	3,162	3,058	1,920

Balance at the end of the period	$14,534	$16,501	$15,992

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

For all loan portfolio segments except 1-4 family residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

December 31, 2015	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$202	$—	$—	$—	$202
Collectively evaluated for impairment	6,739	2,476	1,007	3,856	14,078
Loans acquired with deteriorated credit quality	254	—	—	—	254

Total ending allowance balance	$7,195	$2,476	$1,007	$3,856	$14,534

Loans:
Individually evaluated for impairment	$7,019	$—	$—	$—	$7,019
Collectively evaluated for impairment	798,454	438,454	145,172	363,419	1,745,499
Loans acquired with deteriorated credit quality	1,729	—	—	—	1,729

Total ending loans balance	$807,202	$438,454	$145,172	$363,419	$1,754,247

December 31, 2014	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,589	$—	$—	$—	$1,589
Collectively evaluated for impairment	5,827	2,508	1,132	4,951	14,418
Loans acquired with deteriorated credit quality	494	—	—	—	494

Total ending allowance balance	$7,910	$2,508	$1,132	$4,951	$16,501

Loans:
Individually evaluated for impairment	$11,055	$—	$—	$—	$11,055
Collectively evaluated for impairment	664,251	255,383	129,636	321,470	1,370,740
Loans acquired with deteriorated credit quality	591	—	—	—	591

Total ending loans balance	$675,897	$255,383	$129,636	$321,470	$1,382,386

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 8 – Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

December 31, 2015	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,749	$—	$—	$—	$1,749
Non owner occupied real estate	3,034	—	1,915	60	5,009
Residential development	—	—	—	—	—
Development & Spec Land Loans	71	—	—	—	71
Commercial and industrial	176	—	—	—	176

Total commercial	5,030	—	1,915	60	7,005

Real estate
Residential mortgage	4,354	1	824	808	5,987
Residential construction	—	—	250	—	250
Mortgage warehouse	—	—	—	—	—

Total real estate	4,354	1	1,074	808	6,237

Consumer
Direct Installment	541	—	—	—	541
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	601	27	—	—	628
Home Equity	1,736	—	183	350	2,269

Total Consumer	2,878	27	183	350	3,438

Total	$12,262	$28	$3,172	$1,218	$16,680

December 31, 2014	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,773	$—	$—	$44	$1,817
Non owner occupied real estate	7,439	—	217	566	8,222
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	812	—	1,004	—	1,816

Total commercial	10,024	—	1,221	610	11,855

Real estate
Residential mortgage	2,297	40	765	2,526	5,628
Residential construction	—	—	266	—	266
Mortgage warehouse	—	—	—	—	—

Total real estate	2,297	40	1,031	2,526	5,894

Consumer
Direct Installment	227	10	—	—	237
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	557	47	—	—	604
Home Equity	2,207	18	391	1,236	3,852

Total Consumer	2,991	75	391	1,236	4,693

Total	$15,312	$115	$2,643	$4,372	$22,442

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Included in the $12.3 million of non-accrual loans and the $3.2 million of non-performing TDRs at December 31, 2015 were $2.9 million and $110,000, respectively, of loans acquired for which there were accretable yields recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2015, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2015, the Company had $4.4 million in TDRs and $1.2 million were performing according to the restructured terms and no TDRs were returned to accrual status during 2015. There was $140,000 of specific reserves allocated to TDRs at December 31, 2015 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

				Twelve Months Ending
December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,340	$1,339	$—	$1,001	$22
Non owner occupied real estate	4,938	4,953	—	5,417	8
Residential development	—	—	—	—	—
Development & Spec Land Loans	71	71	—	6	3
Commercial and industrial	79	79	—	275	4

Total commercial	6,428	6,442	—	6,699	37

With an allowance recorded
Commercial
Owner occupied real estate	410	410	105	243	8
Non owner occupied real estate	70	70	32	6	13
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	97	97	65	162	—

Total commercial	577	577	202	411	21

Total	$7,005	$7,019	$202	$7,110	$58

				Twelve Months Ending
December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,169	$1,170	$—	$645	$65
Non owner occupied real estate	1,193	1,194	—	1,341	51
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	854	854	—	357	27

Total commercial	3,216	3,218	—	2,343	143

With an allowance recorded
Commercial
Owner occupied real estate	422	422	165	141	16
Non owner occupied real estate	6,453	6,453	744	1,995	208
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	962	962	680	798	12

Total commercial	7,837	7,837	1,589	2,934	236

Total	$11,053	$11,055	$1,589	$5,277	$379

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

				Twelve Months Ending
December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,293	$1,296	$—	$1,845	$68
Non owner occupied real estate	3,521	3,525	—	2,963	172
Residential development	—	—	—	—	—
Development & Spec Land Loans	23	23	—	25	—
Commercial and industrial	390	405	—	712	—

Total commercial	5,227	5,249	—	5,545	240

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	403	403	202	485	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	159	159	48	166	—
Commercial and industrial	1,637	1,637	1,062	1,140	31

Total commercial	2,199	2,199	1,312	1,791	31

Total	$7,426	$7,448	$1,312	$7,336	$271

The following table presents the payment status by class of loans:

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$481	$18	$—	$499	$267,782	$268,281
Non owner occupied real estate	49	—	—	49	326,350	326,399
Residential development	—	—	—	—	5,018	5,018
Development & Spec Land Loans	—	—	—	—	18,183	18,183
Commercial and industrial	32	—	—	32	184,879	184,911

Total commercial	562	18	—	580	802,212	802,792

Real estate
Residential mortgage	1,121	344	1	1,466	413,458	414,924
Residential construction	—	—	—	—	19,751	19,751
Mortgage warehouse	—	—	—	—	144,692	144,692

Total real estate	1,121	344	1	1,466	577,901	579,367

Consumer
Direct Installment	106	10	—	116	54,225	54,341
Direct Installment Purchased	—	—	—	—	153	153
Indirect Installment	1,186	268	27	1,481	150,042	151,523
Home Equity	1,193	203	—	1,396	155,768	157,164

Total consumer	2,485	481	27	2,993	360,188	363,181

Total	$4,168	$843	$28	$5,039	$1,740,301	$1,745,340

Percentage of total loans	0.24%	0.05%	0.00%	0.29%	99.71%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$103	$645	$—	$748	$227,632	$228,380
Non owner occupied real estate	413	—	—	413	296,886	297,299
Residential development	—	—	—	—	2,027	2,027
Development & Spec Land Loans	—	—	—	—	12,097	12,097
Commercial and industrial	19	1	—	20	133,236	133,256

Total commercial	535	646	—	1,181	671,878	673,059

Real estate
Residential mortgage	1,033	193	40	1,266	241,255	242,521
Residential construction	—	—	—	—	11,505	11,505
Mortgage warehouse	—	—	—	—	129,156	129,156

Total real estate	1,033	193	40	1,266	381,916	383,182

Consumer
Direct Installment	113	4	10	127	40,010	40,137
Direct Installment Purchased	—	—	—	—	219	219
Indirect Installment	1,042	243	47	1,332	140,536	141,868
Home Equity	1,084	189	18	1,291	137,716	139,007

Total consumer	2,239	436	75	2,750	318,481	321,231

Total	$3,807	$1,275	$115	$5,197	$1,372,275	$1,377,472

Percentage of total loans	0.28%	0.09%	0.01%	0.38%	99.62%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents loans by credit grades.

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$257,181	$4,954	$6,146	$—	$268,281
Non owner occupied real estate	320,216	585	5,598	—	326,399
Residential development	5,018	—	—	—	5,018
Development & Spec Land Loans	18,112	—	71	—	18,183
Commercial and industrial	180,581	693	3,637	—	184,911

Total commercial	781,108	6,232	15,452	—	802,792

Real estate
Residential mortgage	408,937	—	5,987	—	414,924
Residential construction	19,501	—	250	—	19,751
Mortgage warehouse	144,692	—	—	—	144,692

Total real estate	573,130	—	6,237	—	579,367

Consumer
Direct Installment	53,800	—	541	—	54,341
Direct Installment Purchased	153	—	—	—	153
Indirect Installment	150,895	—	628	—	151,523
Home Equity	154,895	—	2,269	—	157,164

Total Consumer	359,743	—	3,438	—	363,181

Total	$1,713,981	$6,232	$25,127	$—	$1,745,340

Percentage of total loans	98.20%	0.36%	1.44%	0.00%

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$215,874	$7,623	$4,883	$—	$228,380
Non owner occupied real estate	283,518	4,458	9,323	—	297,299
Residential development	2,027	—	—	—	2,027
Development & Spec Land Loans	12,018	79	—	—	12,097
Commercial and industrial	128,589	1,799	2,868	—	133,256

Total commercial	642,026	13,959	17,074	—	673,059

Real estate
Residential mortgage	236,893	—	5,628	—	242,521
Residential construction	11,239	—	266	—	11,505
Mortgage warehouse	129,156	—	—	—	129,156

Total real estate	377,288	—	5,894	—	383,182

Consumer
Direct Installment	39,900	—	237	—	40,137
Direct Installment Purchased	219	—	—	—	219
Indirect Installment	141,264	—	604	—	141,868
Home Equity	135,155	—	3,852	—	139,007

Total Consumer	316,538	—	4,693	—	321,231

Total	$1,335,853	$13,959	$27,661	$—	$1,377,472

Percentage of total loans	96.98%	1.01%	2.01%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 9 – Premises and Equipment

	December 31 2015	December 31 2014
Land	$19,475	$16,550
Buildings and improvements	55,341	49,066
Furniture and equipment	15,702	13,795

Total cost	90,518	79,411
Accumulated depreciation	(29,720)	(26,950)

Net premise and equipment	$60,798	$52,461

Note 10 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1,164.3 million and $1,035.5 million at December 31, 2015 and 2014.

The aggregate fair value of capitalized mortgage servicing rights was approximately $10.8 million, $10.5 million, and $9.9 million at December 31, 2015, 2014 and 2013, compared to the carrying values of $8.9 million, $7.6 million and $7.0 million, respectively. The fair value of capitalized mortgage servicing rights was approximately $6.6 million on January 1, 2013. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2015	December 31 2014	December 31 2013
Mortgage servicing rights
Balances, January 1	$7,980	$7,428	$6,169
Servicing rights capitalized	2,974	2,280	2,535
Amortization of servicing rights	(1,683)	(1,728)	(1,276)

Balances, December 31	9,271	7,980	7,428

Impairment allowance
Balances, January 1	(338)	(389)	(1,024)
Additions	(130)	(95)	(54)
Reductions	71	146	689

Balances, December 31	(397)	(338)	(389)

Mortgage servicing rights, net	$8,874	$7,642	$7,039

During 2015, 2014 and 2013, the Bank recorded recovery and additional (impairment) of approximately $(59,000), $51,000 and $635,000, respectively.

Note 11 – Goodwill and Intangible Assets

On July 1, 2015, the Peoples acquisition resulted in goodwill of $21.4 million. Additionally, on April 3, 2014, the Summit acquisition resulted in goodwill of $8.4 million.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

No impairment loss was recorded in 2015 or 2014. The Company tested goodwill for impairment during 2015 and 2014. In both valuations, the fair value exceeded the Company’s carrying value, therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill and Intangible Assets” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10K.

	2015	2014
Balance, January 1	$28,176	$19,748
Goodwill acquired	21,424	8,428

Balance, December 31	$49,600	$28,176

As a result of the acquisition of Alliance Bank Corporation in 2005, American Trust & Savings Bank in 2010, Heartland in 2012, Summit in 2014 and Peoples in 2015, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The core deposit intangible is being amortized over seven to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets Core deposit intangible	$12,920	$(5,549)	$8,526	$(4,561)

Amortization expense for intangible assets totaled $988,000, $880,000, and $760,000 for the years ended December 31, 2015, 2014 and 2013. Estimated amortization for the years ending December 31 is as follows:

2016	$1,106
2017	1,103
2018	1,101
2019	959
2020	662
Thereafter	2,440

$7,371

Note 12 – Deposits

	December 31 2015	December 31 2014
Noninterest-bearing demand deposits	$335,955	$267,667
Interest-bearing demand deposits	706,739	606,609
Money market (variable rate)	231,956	179,142
Savings deposits	238,956	144,831
Certificates of deposit of $250,000 or more	67,697	137,147
Other certificates and time deposits	298,850	146,923

Total deposits	$1,880,153	$1,482,319

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2016	$158,389	$9,402	$167,791
2017	77,857	5,677	83,534
2018	40,422	1,250	41,672
2019	32,038	—	32,038
2020	24,840	—	24,840
Thereafter	11,018	5,654	16,672

	$344,564	$21,983	$366,547

Note 13 – Borrowings

	December 31 2015	December 31 2014
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.45% to 7.53%, due at various dates through November 15, 2024	$158,948	$116,473
Securities sold under agreements to repurchase	154,399	139,725
Federal funds purchased	136,000	95,000

Total borrowings	$449,347	$351,198

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $404.3 million. Advances are subject to restrictions or penalties in the event of prepayment.

At December 31, 2015, the Bank had available approximately $253.2 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31 are as follows:

2016	$298,235
2017	48,948
2018	28,541
2019	56,777
2020	11,598
Thereafter	5,248

$449,347

Note 14 – Repurchase Agreements

The Company transfers various securities to customers in exchange for cash at the end of each business day and agrees to acquire the securities at the end of the next business day for the cash exchanged plus interest. The process is repeated at the end of each business day until the agreement is terminated. The securities underlying the agreement remain under the Bank’s control.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$59,399	$—	$35,000	$60,000	$—	$—	$154,399

Securities lending transactions
U.S. Treasury and federal agencies	5,468	—	—	—	—	—	5,468
Federal agency collateralized mortgage obligations	45,975	—	609	213	19,063	33,314	99,174
Federal agency mortgage-backed pools	14,068	—	235	310	15,881	35,641	66,135

Total	65,511	—	844	523	34,944	68,955	170,777

Total borrowings	$(6,112)	$—	$34,156	$59,477	$(34,944)	$(68,955)	$(16,378)

Gross amount of recognized liabilities for repurchase agreements and securities lending							$154,399

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations and federal agency mortgage-backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2015 and 2014 totaled $156.2 million and $144.3 million and the daily average of such agreements totaled $149.9 million and $140.9 million. The agreements at December 31, 2015, mature at various dates through September 13, 2020.

Note 15 – Subordinated Debentures

In October of 2004, Horizon formed Horizon Statutory Trust II (Trust II), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (2.56% at December 31, 2015) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to the October 31, 2009, first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (Trust III), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.65% (2.26% at December 31, 2015) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (Alliance Trust), to sell $5.2 million

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (3.26% at December 31, 2015) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (Am Tru Trust), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.46% at December 31, 2015) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.1 million, net of the remaining purchase discount, at December 31, 2015.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (Heartland Trust), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (2.28% at December 31, 2015) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.7 million, net of the remaining purchase discount, at December 31, 2015.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Note 16 – Employee Stock Ownership Plan

Effective January 1, 2007, Horizon converted its stock bonus plan to an employee stock ownership plan (“ESOP”). Prior to that date, Horizon maintained an employee stock bonus plan that covered substantially all employees. The stock bonus plan was noncontributory, and Horizon made matching contributions of amounts contributed by the employees to the Employee Thrift Plan and discretionary contributions. Prior to the establishment of the employee stock bonus plan, Horizon maintained an ESOP that was terminated in 1999. The prior ESOP accounts of active employees and the discretionary accounts of active employees remain in the new ESOP. The Matching contribution accounts under the stock bonus plan were transferred to the Employees Thrift Plan.

The ESOP exists for the benefit of substantially all employees. Contributions to the ESOP are by Horizon and are determined by the Board of Directors at its discretion. The contributions may be made in the form of cash or common stock. Shares are allocated among participants each December 31 on the basis of each participant’s eligible compensation to total eligible compensation. Eligible compensation is limited to $265,000 for each participant. Dividends on shares held by the plan, at the discretion of each participant, may be distributed to an individual participant or left in the plan to purchase additional shares.

Total cash contributions and expense recorded for the ESOP was $450,000 in 2015, $400,000 in 2014 and $475,000 in 2013.

The ESOP, which is not leveraged, owns a total of 763,303 shares of Horizon’s stock or 6.4% of the outstanding shares.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 17 – Employee Thrift and Defined Benefit Plan

The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $848,000 in 2015, $633,000 in 2014 and $545,000 in 2013.

The Plan owns a total of 319,994 shares of Horizon’s stock or 2.7% of the outstanding shares.

The Company acquired a pension fund known as the Pentegra Defined Benefit Plan (Pentegra Plan) in the Peoples acquisition. Prior to August 1, 2007, the Peoples provided pension benefits for substantially all of its employees through its participation in the Pentegra Plan. Peoples chose to freeze the Pentegra Plan effective August 1, 2007. The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 13-5645888 and plan number 333. This plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code 413(c) and, as a result, all of the assets stand behind all of the liabilities.

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

If the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

There was no expense to the Company in 2015 for this Pentegra Plan. The Company intends on terminating this Pentegra Plan and as part of the acquisition Peoples recorded a $4.5 million withdrawal liability which carried over to the Company for the termination of the Pentegra Plan.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 18 – Income Tax

	December 31 2015	December 31 2014	December 31 2013
Income tax expense
Currently payable
Federal	$5,270	$4,710	$3,900
State	241	(149)	(88)
Deferred	1,721	1,594	3,236

Total income tax expense	$7,232	$6,155	$7,048

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 35%	$9,724	$8,488	$9,424
Tax exempt interest	(1,708)	(1,628)	(1,517)
Tax exempt income	(488)	(366)	(362)
Other tax exempt income	(199)	(309)	(342)
Nondeductible and other	(97)	(30)	(176)
Effect of state income taxes	—	—	21

Actual tax expense	$7,232	$6,155	$7,048

	December 31 2015	December 31 2014
Assets
Allowance for loan losses	$5,329	$5,680
Net operating loss (from acquisitions)	1,679	3,509
Director and employee benefits	2,223	1,953
Unrealized loss on AFS securities and fair value hedge	711	588
Accrued Pension	1,725	—
Other	1,029	596

Total assets	12,696	12,326

Liabilities
Depreciation	(2,180)	(1,563)
Difference in expense recognition	—	—
State tax	(192)	(126)
Federal Home Loan Bank stock dividends	(343)	(200)
Difference in basis of intangible assets	(2,938)	(2,839)
FHLB Penalty	(123)	(283)
Other	(1,671)	(1,303)

Total liabilities	(7,447)	(6,314)

Net deferred tax asset	$5,249	$6,012

As of December 31, 2015, the Company had approximately $17.3 million of state tax loss carryforward available to offset future franchise taxable income. Also, at December 31, 2015, the Company had approximately $1.6 million of federal loss carryforward available to offset future federal income tax. The state loss carryforward began to expire in 2024. The federal loss carryforward expires in 2029. Due to these losses being incurred by Peoples, Heartland and Summit prior to the acquisitions by Horizon, the annual losses which can be used are subject to an annual limitation. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards within the allotted time periods.

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 19 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in capital are as follows:

	December 31 2015	December 31 2014
Unrealized gain on securities available for sale	$920	$4,018
Unamortized gain on securities held to maturity, previously transferred from AFS	1,109	1,658
Unrealized loss on derivative instruments	(3,142)	(3,337)
Tax effect	390	(818)

Total accumulated other comprehensive income (loss)	$(723)	$1,521

Note 20 – Commitments, Off-Balance Sheet Risk and Contingencies

Because of the nature of its activities, Horizon is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

The Bank was required to have approximately $126,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2015. These balances are included in cash and cash equivalents and do not earn interest.

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

At December 31, 2015 and 2014, commitments to make loans amounted to approximately $468.8 million and $408.6 million and commitments under outstanding standby letters of credit amounted to approximately $3.6 million and $3.9 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

Note 21 – Regulatory Capital

Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company and Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For December 31, 2015, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (December 31, 2015) and Tier I leverage ratios as set forth in the table below. As of December 31, 2015 and December 31, 2014, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending of 2015 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Horizon and the Bank’s actual and required capital ratios as of December 31, 2015 and 2014 were as follows:

	Actual		Required For Capital[1] Adequacy Purposes		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015

Total capital[1] (to risk-weighted assets)
Consolidated	$264,452	13.99%	$151,223	8.00%	N/A	N/A
Bank	237,348	12.57%	151,057	8.00%	$188,821	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	249,918	13.22%	113,427	6.00%	N/A	N/A
Bank	222,814	11.80%	113,295	6.00%	151,060	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	204,350	10.81%	85,067	4.50%	N/A	N/A
Bank	222,814	11.80%	84,971	4.50%	122,737	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	249,918	9.82%	101,800	4.00%	N/A	N/A
Bank	222,814	8.77%	101,626	4.00%	127,032	5.00%

As of December 31, 2014

Total capital[1] (to risk-weighted assets)
Consolidated	$212,276	14.48%	$117,280	8.00%	N/A	N/A
Bank	192,604	13.08%	117,801	8.00%	$147,251	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	195,775	13.35%	58,659	4.00%	N/A	N/A
Bank	176,103	11.96%	58,897	4.00%	88,346	6.00%

Tier 1 capital[1] (to average assets)
Consolidated	195,775	9.76%	80,236	4.00%	N/A	N/A
Bank	176,103	8.80%	80,047	4.00%	100,059	5.00%

[1]	As defined by regulatory agencies

Note 22 – Share-Based Compensation

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

A summary of option activity under the 2003 Plan as of December 31, 2015, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	77,947	$11.35
Granted	—	—
Exercised	(33,347)	11.63
Forfeited	(600)	16.46

Outstanding, end of year	44,000	11.07	4.02	$743,164

Exercisable, end of year	41,750	10.85	3.90	714,286

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

The restricted shares can vest over a period of time established by the Committee at the time of each grant, but the restricted shares already granted under the 2013 Plan generally vest at the end of each grant’s vesting period. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period.

The performance shares that are awarded become earned and vested based on the achievement of certain performance goals during a performance period as established by the Committee at the time of each grant. The performance goals are based on a comparison of the Company’s average performance over the performance period for the return on common equity, compounded annual growth rate of total assets, and return on average assets, all as relative to the average performance for publicly traded banks with total assets between $1 billion and $5 billion on the SNL Bank Index. Holders of performance share awards receive pass-through dividends but do not have any voting rights before the performance shares are earned and vested.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2015	2014	2013
Dividend yields	2.35%	2.01%	1.98%
Volatility factors of expected market price of common stock	28.97%	29.54%	29.75%
Risk-free interest rates	2.10%	2.66%	2.16%
Expected life of options	8 years	8 years	8 years

A summary of option activity under the 2013 Plan as of December 31, 2015, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	84,147	$21.24
Granted	39,944	23.83
Exercised	(666)	20.24
Forfeited	(2,334)	22.62

Outstanding, end of year	121,091	22.08	8.28	$712,506

Exercisable, end of year	41,412	20.90	7.71	292,263

The weighted average grant-date fair value of options granted during the years 2015, 2014 and 2013 was $6.14, $6.50 and $5.74.

A summary of the status of Horizon’s non-vested restricted and performance shares as of December 31, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of year	84,757	$15.18

Vested	(25,059)	14.09
Granted	25,001	23.83
Forfeited	(2,316)	16.64

Non-vested, end of year	82,383	18.19

Grants vest at the end of three, four or five years of continuous employment.

Total compensation cost recognized in the income statement for option-based payment arrangements during 2015 was $288,000 and the related tax benefit recognized was approximately $101,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2014 and 2013 was $203,000 and $48,000 and the related tax benefit recognized was $71,000 and $19,000, respectively.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Total compensation cost recognized in the income statement for restricted share and performance share based payment arrangements during 2015, 2014 and 2013 was $355,000, $363,000, and $288,000. The recognized tax benefit related thereto was approximately $124,000, $127,000, and $115,000 for the years ended December 31, 2015, 2014 and 2013.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013 was $403,000, $122,000, and $136,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $151,000, $43,000, and $58,000, for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, there was $983,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 23 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at December 31, 2015 and $30.5 million at December 31, 2014. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2015, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2015, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $117.3 million at December 31, 2015 and $102.7 million at December 31, 2014.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2015, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives December 31, 2015		Liability Derivatives December 31, 2015
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,782
Interest rate contracts	Other Assets	1,782	Other liabilities	3,141

Total derivatives designated as hedging instruments		1,782		4,923

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	642	Other liabilities	—

Total derivatives not designated as hedging instruments		642		—

Total derivatives		$2,424		$4,923

	Asset Derivatives December 31, 2014		Liability Derivatives December 31, 2014
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,208
Interest rate contracts	Other Assets	1,208	Other liabilities	3,339

Total derivatives designated as hedging instruments		1,208		4,547

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	447	Other liabilities	—

Total derivatives not designated as hedging instruments		447		—

Total derivatives		$1,655		$4,547

The effect of the derivative instruments on the consolidated statement of income for the 12-month periods ended is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Years Ended December 31
Derivative in cash flow hedging relationship	2015	2014	2013
Interest rate contracts	$127	$(332)	$1,734

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

		Amount of Gain (Loss) Recognized on Derivative
	Location of gain (loss)	Years Ended December 31
Derivative in fair value hedging relationship	recognized on derivative	2015	2014	2013
Interest rate contracts	Interest income - loans	$574	$1,261	$(2,267)
Interest rate contracts	Interest income - loans	(574)	(1,261)	2,267

Total		$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative
	Location of gain (loss)	Years Ended December 31
Derivative not designated as hedging relationship	recognized on derivative	2015	2014	2013
Mortgage contracts	Other income - gain on sale of loans	$195	$256	$(667)

Note 24 – Disclosures about fair value of assets and liabilities

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Available-for-sale securities
U.S. Treasury and federal agencies	$5,926	$—	$5,926	$—
State and municipal	75,095	—	75,095	—
Federal agency collateralized mortgage obligations	156,203	—	156,203	—
Federal agency mortgage-backed pools	207,704	—	207,704	—
Corporate notes	54	—	54	—

Total available-for-sale securities	444,982	—	444,982	—

Hedged loans	115,472	—	115,472	—
Forward sale commitments	642	—	642	—
Interest rate swap agreements	(4,923)	—	(4,923)	—
Commitments to originate loans	—	—	—	—

December 31, 2014
Available-for-sale securities
U.S. Treasury and federal agencies	$26,823	$—	$26,823	$—
State and municipal	47,952	—	47,952	—
Federal agency collateralized mortgage obligations	122,860	—	122,860	—
Federal agency mortgage-backed pools	125,395	—	125,395	—
Private labeled mortgage-backed pools	689	—	689	—
Corporate notes	45	—	45	—

Total available-for-sale securities	323,764	—	323,764	—

Hedged loans	101,445	—	101,445	—
Forward sale commitments	447	—	447	—
Interest rate swap agreements	(4,547)	—	(4,547)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

Non Interest Income	Years Ended December 31
Total gains and losses from:	2015	2014	2013
Hedged loans	$574	$1,261	$(2,267)
Fair value interest rate swap agreements	(574)	(1,261)	2,267
Derivative loan commitments	195	256	(667)

	$195	$256	$(667)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans	$6,803	$—	$—	$6,803
Mortgage servicing rights	8,874	—	—	8,874

December 31, 2014
Impaired loans	$9,464	$—	$—	$9,464
Mortgage servicing rights	7,642	—	—	7,642

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs were reduced by $397,000 in 2015 and $338,000 in 2014 for the fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2015.

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$6,803	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$8,874	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$9,464	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$7,642	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

Note 25 – Fair Value of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2015 and December 31, 2014. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$48,650	$48,650	$—	$—
Investment securities, held to maturity	187,629	—	193,703	—
Loans held for sale	7,917	—	—	7,917
Loans excluding loan level hedges, net	1,619,125	—	—	1,703,506
Stock in FHLB and FRB	13,823	—	13,823	—
Interest receivable	10,535	—	10,535	—

Liabilities
Non-interest bearing deposits	$335,955	$335,955	$—	$—
Interest-bearing deposits	1,544,198	—	1,461,314	—
Borrowings	449,347	—	441,547	—
Subordinated debentures	32,797	—	32,996	—
Interest payable	507	—	507	—

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

Note 26 – Subsequent Events

On February 1, 2016, Horizon Bancorp (“Horizon”) completed the redemption (the “Redemption”) of all 12,500 outstanding shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “SBLF Preferred Stock”) which were held by the U.S. Department of Treasury and issued pursuant to its Small Business Lending Fund (“SBLF”). The SBLF Preferred Stock was redeemed at its liquidation value of $1,000 per share, plus accrued dividends, for a total Redemption price of $12,510,416.67. Horizon funded the Redemption using cash on hand without borrowing and without a special dividend from its wholly owned banking subsidiary, Horizon Bank, N.A. Following the Redemption, Horizon does not have any shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B outstanding. The Redemption terminates Horizon’s participation in the SBLF.

On February 4, 2016, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”). Pursuant to the Merger Agreement, Kosciusko would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Farmers State Bank, a state chartered bank and wholly-owned subsidiary of Kosciusko, would merge with and into a wholly-owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

The boards of directors of each of Horizon and Kosciusko have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Kosciusko shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the second quarter of 2016.

In connection with the Merger, shareholders of Kosciusko will have the option to receive $81.75 per share in cash or 3.0122 shares of Horizon common stock for each share of Kosciusko’s common stock or a combination thereof, provided the overall shares exchanged consist of 65% stock and 35% cash. Based upon the February 3, 2016, closing price of $23.99 per share of Horizon common stock, the transaction has an implied valuation of approximately $22.5 million.

Subject to certain terms and conditions, the board of directors of Kosciusko has agreed to recommend the approval and adoption of the Merger Agreement to the Kosciusko shareholders and will solicit proxies voting in favor of the Merger from Kosciusko’s shareholders.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The Merger Agreement also provides for certain termination rights for both Horizon and Kosciusko, and further provides that upon termination of the Merger Agreement under certain circumstances, Kosciusko will be obligated to pay Horizon a termination fee.

As of December 31, 2015, Kosciusko reported total assets of approximately $148.2 million, total deposits of approximately $122.8 million and total loans of approximately $106.1 million.

Note 27 – General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results or operation and cash flows of the Company.

Note 28 – Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

Condensed Balance Sheets

	December 31 2015	December 31 2014
Assets
Total cash and cash equivalents	$26,507	$19,195
Investment in Bank	276,718	211,928
Other assets	3,392	2,758

Total assets	$306,617	$233,881

Liabilities
Subordinated debentures	$32,797	$32,642
Other liabilities	6,988	6,825
Stockholders’ Equity	266,832	194,414

Total liabilities and stockholders’ equity	$306,617	$233,881

Condensed Statements of Income

	Years Ended December 31
	2015	2014	2013
Operating Income (Expense)
Dividend income from Bank	$30,470	$12,500	$7,500
Investment income	15	12	4
Other income	24	17	175
Interest expense	(2,009)	(2,009)	(2,010)
Employee benefit expense	(1,093)	(965)	(811)
Other expense	910	883	646

Income Before Undistributed Income of Subsidiaries	28,317	10,438	5,504
Undistributed Income of Subsidiaries	(8,168)	6,814	13,144

Income Before Tax	20,149	17,252	18,648
Income Tax Benefit	400	849	1,228

Net Income	20,549	18,101	19,876
Preferred stock dividend	(125)	(133)	(370)

Net Income Available to Common Shareholders	$20,424	$17,968	$19,506

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	Years Ended December 31
	2015	2014	2013
Net Income	$20,549	$18,101	$19,876

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	127	(332)	1,734
Unrealized appreciation for the period on held-to-maturity securities, net of taxes	(357)	1,078	—
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes	(1,891)	3,146	(12,320)
Less: reclassification adjustment for realized gains included in net income, net of taxes	(123)	(642)	(244)

	(2,244)	3,250	(10,830)

Comprehensive Income	$18,305	$21,351	$9,046

Condensed Statements of Cash Flows

	Years Ended December 31
	2015	2014	2013
Operating Activities
Net income	$20,549	$18,101	$19,876
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	8,168	(6,814)	(13,144)
Change in
Share based compensation	288	203	48
Amortization of unearned compensation	355	363	288
Other assets	(634)	906	(167)
Other liabilities	(13)	1,377	97

Net cash provided by operating activities	28,713	14,136	6,998

Investing Activities
Acquisition of Summit	—	(7,036)	—
Acquisition of Peoples	(19,365)	—	—

Net cash used in investing activities	(19,365)	(7,036)	—

Financing Activities
Dividends paid on preferred shares	(125)	(133)	(370)
Dividends paid on common shares	(6,216)	(4,744)	(3,655)
Exercise of stock options	4,305	165	195

Net cash used in financing activities	(2,036)	(4,712)	(3,830)

Net Change in Cash and Cash Equivalents	7,312	2,388	3,168
Cash and Cash Equivalents at Beginning of Year	19,195	16,807	13,639

Cash and Cash Equivalents at End of Year	$26,507	$19,195	$16,807

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 29 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2015	March 31	June 30	September 30	December 31

Interest income	$20,093	$21,127	$23,578	$23,790
Interest expense	3,207	3,277	3,802	3,568

Net interest income	16,886	17,850	19,776	20,222
Provision for loan losses	614	1,906	300	342
Gain on sale of securities	124	—	—	65
Net income	5,358	4,728	4,288	6,175
Net income available to common shareholders	$5,327	$4,697	$4,257	$6,144

Earnings per share:
Basic	$0.58	$0.51	$0.37	$0.51
Diluted	0.55	0.49	0.36	0.51

Average shares outstanding:
Basic	9,216,011	9,240,005	11,605,976	11,937,247
Diluted	9,609,506	9,637,586	11,893,254	12,013,743

Three Months Ended 2014	March 31	June 30	September 30	December 31

Interest income	$16,467	$20,122	$19,851	$19,765
Interest expense	3,195	3,334	3,451	3,242

Net interest income	13,272	16,788	16,400	16,523
Provision for loan losses	—	339	1,741	978
Gain on sale of securities	—	—	988	—
Net income	3,417	4,778	4,958	4,948
Net income available to common shareholders	$3,386	$4,747	$4,918	$4,917

Earnings per share:
Basic	$0.39	$0.52	$0.53	$0.53
Diluted	0.38	0.50	0.51	0.51

Average shares outstanding:
Basic	8,630,966	9,182,986	9,208,707	9,212,156
Diluted	9,021,786	9,560,939	9,588,332	9,628,240

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Indianapolis, Indiana

February 29, 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited Horizon Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company excluded the operations of Peoples Bancorp, acquired on July 1, 2015, from the scope of management’s report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Horizon Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Bancorp and our report dated February 29, 2016, expressed an unqualified opinion thereon.

Indianapolis, Indiana

February 29, 2016

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

As permitted, the Company excluded the operations of Peoples Bancorp, acquired on July 1, 2015, from the scope of management’s report on internal control over financial reporting. Peoples Bancorp approximated 21% of total consolidated assets of the Company at the acquisition date.

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2015, 2014 and 2013. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp

Summary of Selected Financial Data

(Dollars in thousands except for per share data)

	2015	2014	2013	2012	2011

Earnings
Net interest income	$74,734	$62,983	$61,383	$58,206	$48,113
Provision for loan losses	3,162	3,058	1,920	3,524	5,282
Non-interest income	30,402	26,277	25,906	27,331	20,299
Non-interest expenses	74,193	61,946	58,445	54,024	46,147
Income tax expense	7,232	6,155	7,048	8,446	4,186

Net income	20,549	18,101	19,876	19,543	12,797
Preferred stock dividend	(125)	(133)	(370)	(481)	(1,325)

Net income available to common shareholders	$20,424	$17,968	$19,506	$19,062	$11,472

Cash dividend declared	$6,216	$4,744	$3,655	$3,047	$2,325

Per Share Data
Basic earnings per share	$1.94	$1.98	$2.26	$2.39	$1.55
Diluted earnings per share	1.89	1.90	2.17	2.30	1.51
Cash dividends declared per common share	0.58	0.51	0.42	0.38	0.31
Book value per common share	21.30	19.75	17.64	17.00	14.68
Weighted-average shares outstanding
Basic	10,510,296	9,060,702	8,619,330	7,974,241	7,407,258
Diluted	10,798,208	9,454,125	9,000,963	8,271,177	7,588,394

Period End Totals
Loans, net of deferred loan fees and unearned income	$1,749,131	$1,378,554	$1,068,828	$1,190,717	$983,193
Allowance for loan losses	14,534	16,501	15,992	18,270	18,882
Total assets	2,652,401	2,076,922	1,758,276	1,848,227	1,547,162
Total deposits	1,880,153	1,482,319	1,291,520	1,294,153	1,009,865
Total borrowings	482,144	383,840	288,782	378,095	400,787

Ratios
Loan to deposit	93.03%	93.00%	82.76%	92.01%	97.36%
Loan to total funding	74.04%	73.87%	67.63%	71.20%	69.70%
Return on average assets	0.87%	0.93%	1.13%	1.19%	0.90%
Average stockholders’ equity to average total assets	9.30%	9.33%	9.34%	8.63%	8.30%
Return on average stockholders’ equity	9.87%	10.60%	12.86%	14.72%	11.20%
Dividend payout ratio (dividends divided by net income)	29.85%	25.72%	18.56%	15.90%	20.09%

Price to book value ratio	131.26%	132.39%	143.59%	115.61%	78.69%
Price to earnings ratio	14.78	13.75	11.69	8.53	7.64

Horizon Bancorp

Horizon’s Common Stock and Related Stockholders Matters

Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2015 and 2014.

	2015
	Common Stock Prices		Dividends Declared Per Share
	High	Low
First Quarter	$25.86	$22.38	$0.14
Second Quarter	26.03	22.85	0.14
Third Quarter	26.15	22.60	0.15
Fourth Quarter	28.15	23.58	0.15

	2014
	Common Stock Prices		Dividends Declared Per Share
	High	Low
First Quarter	$24.91	$20.27	$0.11
Second Quarter	22.58	19.57	0.13
Third Quarter	23.67	20.65	0.13
Fourth Quarter	26.73	22.83	0.14

The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2015, was 897.

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

Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2015 is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears on page 113.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2015, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Horizon Bancorp

PART III

Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2015.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to Horizon’s directors required by this item is found in the Proxy Statement under “Proposal I — Election of Directors” and is incorporated into this report by reference. The information relating to the Audit Committee of the Board of Directors required by this item is found in the Proxy Statement under “Corporate Governance — Audit Committee” and is incorporated into this report by reference.

The information relating to Horizon’s executive officers required by this item is included in Part I of this Form 10-K under “Special Item: Executive Officers of Registrant” and is incorporated into this report by reference.

The information relating to certain filing obligations of directors and executive officers required by this item is found in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this report by reference.

Horizon’s “Code of Ethics for Officers and Directors” applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at http://www.horizonbank.com/ in the section headed “About Use — Investor Relations” under the caption “Corporate Information — Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information on executive and director compensation and compensation committee matters required by this item can be found in the Proxy Statement under “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation of Directors” and is incorporated into this report by reference.

Horizon Bancorp

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	165,091	$19.15	541,345
Equity compensation plans not approved by security holders	—	$—	—

Total	165,091	$19.15	541,345

The other information required by this item can be found in the Proxy Statement under “Common Share Ownership of Management and Certain Beneficial Owners” and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is found in the Proxy Statement under “Corporate Governance” and “Certain Business Relationships and Transactions” and is incorporated by reference into this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Proxy Statement section captioned “Auditor Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Annual Report on Form 10-K:

1.	Financial Statements

See the Financial Statements included in Item 8.

2.	Financial Statement Schedules

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

Horizon Bancorp Registrant

Date: February 29, 2016	By:	/s/ Craig M. Dwight
Craig M. Dwight
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2016	By:	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 29, 2016	/s/ Craig M. Dwight
Craig M. Dwight, Chairman of the Board, President and Chief Executive Officer and Director

February 29, 2016	/s/ Susan D. Aaron
Susan D. Aaron, Director

February 29, 2016	/s/ Lawrence E. Burnell
Lawrence E. Burnell, Director

February 29, 2016	/s/ James B. Dworkin
James B. Dworkin, Director

February 29, 2016	/s/ Charley E. Gillispie
Charley E. Gillispie, Director

February 29, 2016	/s/ Daniel F. Hopp
Daniel F. Hopp, Director

Date	Signature and Title

February 29, 2016	/s/ Larry N. Middleton
Larry N. Middleton, Director

February 29, 2016	/s/ Peter L. Pairitz
Peter L. Pairitz, Director

February 29, 2016	/s/ Steven W. Reed
Steven W. Reed, Director

February 29, 2016	/s/ Robert E. Swinehart
Robert E. Swinehart, Director

February 29, 2016	/s/ Spero W. Valavanis
Spero W. Valavanis, Director

February 29, 2016	/s/ Maurice F. Winkler, III
Maurice F. Winkler, III, Director

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Description	Incorporated by Reference/Attached

3.1	Articles of Incorporation of Horizon Bancorp, as amended and restated	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2011

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed April 18, 2013

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792 Film No. 10677545)

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792 Film No. 10677545)

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006 (SEC File No. 000-10792 Film No. 061291739)

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006 (SEC File No. 000-10792 Film No. 061291739)

4.5	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on August 26, 2011

4.6	Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued August 25, 2011	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on August 26, 2011

10.1*	Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2007 (SEC File No. 000-10792 Film No. 08689720)

10.2*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (SEC File No. 000-10792 Film No. 10693679)

10.3*	Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792 Film No. 10677545)

10.4*	Form of Change of Control Agreement for certain executive officers	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792 Film No. 10677545)

Exhibit Number	Description	Incorporated by Reference/Attached

10.5*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792 Film No. 10677545)

10.6*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792 Film No. 10677545)

10.7	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792 Film No. 10677545)

10.8*	Description of Executive Officer Bonus Plan	Attached

10.9*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan as amended	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006 (SEC File No. 000-10792 Film No. 07714381)

10.10*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006 (SEC File No. 000-10792 Film No. 061259453)

10.11*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006 (SEC File No. 000-10792 Film No. 061259453)

10.12*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006 (SEC File No. 000-10792 Film No. 061291739)

10.13*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 19, 2007 (SEC File No. 000-10792 Film No. 07988114)

10.14*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2008 (SEC File No. 000-10792 Film No. 09694757)

10.15*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2008 (SEC File No. 000-10792 Film No. 09694757)

10.16*	Employment Agreement, dated December 14, 2011, by and among Horizon Bank, N.A., Horizon Bancorp and James D. Neff	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 14, 2011

10.17*	First Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012

Exhibit Number	Description	Incorporated by Reference/Attached

10.18*	Second Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012

10.19*	Fifth Amendment to the Horizon Bancorp 1997 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012

10.20*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.21*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 18, 2013

10.22*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 18, 2013

10.23*	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 18, 2013

10.24*	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on June 18, 2013.

12	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data File	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.