Form 10-Q
period 2016-03-31
HORIZON BANCORP /IN/
filed 2016-05-06
CIK 706129

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

HORIZON BANCORP

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,983,313 shares of Common Stock, no par value, at May 6, 2016.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	March 31	December 31
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$47,612	$48,650
Investment securities, available for sale	462,476	444,982
Investment securities, held to maturity (fair value of $188,093 and $193,703)	180,291	187,629
Loans held for sale	3,168	7,917
Loans, net of allowance for loan losses of $14,236 and $14,534	1,705,836	1,734,597
Premises and equipment, net	60,190	60,798
Federal Reserve and Federal Home Loan Bank stock	13,823	13,823
Goodwill	49,600	49,600
Other intangible assets	7,095	7,371
Interest receivable	10,476	10,535
Cash value of life insurance	54,849	54,504
Other assets	32,502	31,995

Total assets	$2,627,918	$2,652,401

Liabilities
Deposits
Non-interest bearing	$343,025	$335,955
Interest bearing	1,535,454	1,544,198

Total deposits	1,878,479	1,880,153
Borrowings	430,507	449,347
Subordinated debentures	32,836	32,797
Interest payable	580	507
Other liabilities	24,099	22,765

Total liabilities	2,366,501	2,385,569

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 0 and 12,500 shares	—	12,500
Common stock, no par value Authorized, 22,500,000 shares Issued, 12,008,497 and 11,995,324 shares Outstanding, 11,983,313 and 11,939,887 shares	—	—
Additional paid-in capital	106,500	106,370
Retained earnings	152,219	148,685
Accumulated other comprehensive income (loss)	2,698	(723)

Total stockholders’ equity	261,417	266,832

Total liabilities and stockholders’ equity	$2,627,918	$2,652,401

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31
	2016	2015
	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$19,747	$16,862
Investment securities
Taxable	2,544	2,154
Tax exempt	1,237	1,077

Total interest income	23,528	20,093

Interest Expense
Deposits	1,491	1,232
Borrowed funds	1,759	1,479
Subordinated debentures	504	496

Total interest expense	3,754	3,207

Net Interest Income	19,774	16,886
Provision for loan losses	532	614

Net Interest Income after Provision for Loan Losses	19,242	16,272

Non-interest Income
Service charges on deposit accounts	1,238	999
Wire transfer fees	121	151
Interchange fees	1,458	1,102
Fiduciary activities	1,635	1,297
Gain on sale of investment securities (includes $108 and $124 for the three months ended March 31, 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassifications)	108	124
Gain on sale of mortgage loans	2,114	2,379
Mortgage servicing income net of impairment	447	179
Increase in cash value of bank owned life insurance	345	258
Death benefit on bank owned life insurance	—	145
Other income	398	432

Total non-interest income	7,864	7,066

Non-interest Expense
Salaries and employee benefits	10,065	8,504
Net occupancy expenses	1,936	1,551
Data processing	1,105	923
Professional fees	831	527
Outside services and consultants	1,099	626
Loan expense	1,195	1,257
FDIC insurance expense	405	337
Other losses	267	(45)
Other expense	2,844	2,388

Total non-interest expense	19,747	16,068

Income Before Income Tax	7,359	7,270
Income tax expense (includes $38 and $43 for the three months ended March 31, 2016 and 2015, respectively, related to income tax expense from reclassification items)	1,978	1,912

Net Income	5,381	5,358
Preferred stock dividend	(42)	(31)

Net Income Available to Common Shareholders	$5,339	$5,327

Basic Earnings Per Share	$0.45	$0.58
Diluted Earnings Per Share	0.44	0.55

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2016	2015
	(Unaudited)	(Unaudited)
Net Income	$5,381	$5,358

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(562)	(329)
Income tax effect	197	115

Changes from derivative instruments	(365)	(214)

Change in securities:
Unrealized appreciation for the period on AFS securities	5,946	1,714
Amortization from transfer of securities from available-for-sale to held-to-maturity securities	(229)	(114)
Reclassification adjustment for securities gains realized in income	108	124
Income tax effect	(2,039)	(604)

Unrealized gains on securities	3,786	1,120

Other Comprehensive Income, Net of Tax	3,421	906

Comprehensive Income	$8,802	$6,264

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2016	$12,500	$106,370	$148,685	$(723)	$266,832
Net income			5,381		5,381
Other comprehensive loss, net of tax				3,421	3,421
Redemption of preferred stock	(12,500)				(12,500)
Amortization of unearned compensation		62			62
Stock option expense		68			68
Cash dividends on preferred stock (1.00%)			(42)		(42)
Cash dividends on common stock ($.15 per share)			(1,805)		(1,805)

Balances, March 31, 2016	$—	$106,500	$152,219	$2,698	$261,417

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2016	2015
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$5,381	$5,358
Items not requiring (providing) cash
Provision for loan losses	532	614
Depreciation and amortization	1,183	956
Share based compensation	68	59
Mortgage servicing rights net (recovery) impairment	1	414
Premium amortization on securities available for sale, net	1,187	476
Gain on sale of investment securities	(108)	(124)
Gain on sale of mortgage loans	(2,114)	(2,379)
Proceeds from sales of loans	62,022	71,211
Loans originated for sale	(55,162)	(68,918)
Change in cash value of life insurance	(345)	(258)
Gain on sale of other real estate owned	(100)	(263)
Net change in
Interest receivable	59	(185)
Interest payable	73	7
Other assets	(1,730)	5,503
Other liabilities	(1,532)	(1,287)

Net cash provided by operating activities	9,415	11,184

Investing Activities
Purchases of securities available for sale	(33,716)	(30,406)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	26,663	25,260
Purchases of securities held to maturity	(8,677)	—
Proceeds from maturities of securities held to maturity	10,319	735
Net change in loans	29,354	(81,515)
Proceeds on the sale of OREO and repossessed assets	663	1,414
Change in premises and equipment, net	(237)	(2,168)

Net cash provided by (used in) investing activities	24,369	(86,680)

Financing Activities
Net change in
Deposits	(1,674)	(17,224)
Borrowings	(18,801)	89,255
Redemption of preferred stock	(12,500)	—
Dividends paid on common shares	(1,805)	(1,304)
Dividends paid on preferred shares	(42)	(31)

Net cash (used in) provided by financing activities	(34,822)	70,696

Net Change in Cash and Cash Equivalents	(1,038)	(4,800)
Cash and Cash Equivalents, Beginning of Period	48,650	43,476

Cash and Cash Equivalents, End of Period	$47,612	$38,676

Additional Supplemental Information
Interest paid	$3,681	$3,199
Income taxes paid	1,250	—
Transfer of loans to other real estate owned	1,379	(772)

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2016 and March 31, 2015 are not necessarily indicative of the operating results for the full year of 2016 or 2015. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2015 filed with the Securities and Exchange Commission on February 29, 2016. The condensed consolidated balance sheet of Horizon as of December 31, 2015 has been derived from the audited balance sheet as of that date.

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

	Three Months Ended
	March 31
	2016	2015
	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$5,381	$5,358
Less: Preferred stock dividends	42	31

Net income available to common shareholders	$5,339	$5,327
Weighted average common shares outstanding	11,949,416	9,216,011
Basic earnings per share	$0.45	$0.58

Diluted earnings per share
Net income available to common shareholders	$5,339	$5,327
Weighted average common shares outstanding	11,949,416	9,216,011
Effect of dilutive securities:
Warrants	—	321,652
Restricted stock	21,033	30,510
Stock options	38,035	41,333

Weighted average shares outstanding	12,008,484	9,609,506
Diluted earnings per share	$0.44	$0.55

There were zero dilutive shares for the three months ended March 31, 2016 and 62,445 shares for the three months ended March 31, 2015 which were not included in the computation of diluted earnings per share because they were non-dilutive.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2015 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2015 condensed consolidated financial statements to be comparable to 2016. These reclassifications had no effect on net income.

Note 2 – Acquisitions

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and Horizon Bank N.A.’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 0.95 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 2,192,202. Horizon’s stock price was $25.32 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. The Company had approximately $4.9 million in costs related to the acquisition as of December 31, 2015. These expenses were classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

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

The results of operations of Peoples and Peoples FSB have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended March 31, 2016 and 2015 as if the Peoples and Peoples FSB acquisitions had occurred as of the beginning of the comparable prior reporting period.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Summary of Operations:
Net Interest Income	$19,774	$19,865
Provision for Loan Losses	532	644
Net Interest Income after Provision for Loan Losses	19,242	19,221
Non-interest Income	7,864	7,966
Non-Interest Expense	19,747	19,270
Income before Income Taxes	7,359	7,917
Income Tax Expense	1,978	1,939
Net Income	5,381	5,978
Net Income Available to Common Shareholders	$5,339	$5,984

Basic Earnings Per Share	$0.45	$0.52
Diluted Earnings Per Share	$0.44	$0.51

The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro forma information for the three months ended March 31, 2015 includes $657,000, net of tax, of operating revenue from Peoples and approximately $95,000, net of tax, of non-recurring expenses directly attributable to the Peoples acquisition.

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition consummated as of that time, nor is it intended to be a projection of future results.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

		Gross	Gross
March 31, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$15,412	$60	$(2)	$15,470
State and municipal	69,204	1,840	(2)	71,042
Federal agency collateralized mortgage obligations	155,687	1,836	(210)	157,313
Federal agency mortgage-backed pools	215,167	3,648	(239)	218,576
Corporate notes	32	43	—	75

Total available for sale investment securities	$455,502	$7,427	$(453)	$462,476

Held to maturity
State and municipal	$145,520	$6,753	$(188)	$152,085
Federal agency collateralized mortgage obligations	8,731	136	—	8,867
Federal agency mortgage-backed pools	26,040	1,149	(48)	27,141

Total held to maturity investment securities	$180,291	$8,038	$(236)	$188,093

		Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$5,940	$3	$(17)	$5,926
State and municipal	73,829	1,299	(33)	75,095
Federal agency collateralized mortgage obligations	157,291	567	(1,655)	156,203
Federal agency mortgage-backed pools	206,970	2,080	(1,346)	207,704
Corporate notes	32	22	—	54

Total available for sale investment securities	$444,062	$3,971	$(3,051)	$444,982

Held to maturity
U.S. Treasury and federal agencies	$5,859	$93	$—	$5,952
State and municipal	146,331	5,375	(253)	151,453
Federal agency collateralized mortgage obligations	9,051	27	(124)	8,954
Federal agency mortgage-backed pools	26,388	1,141	(185)	27,344

Total held to maturity investment securities	$187,629	$6,636	$(562)	$193,703

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2016, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$6,786	$6,816	$7,192	$7,232
One to five years	46,633	47,547	38,197	38,894
Five to ten years	15,505	16,047	16,807	17,152
After ten years	15,724	16,178	17,605	17,797

	84,648	86,588	79,801	81,075
Federal agency collateralized mortgage obligations	155,687	157,313	157,291	156,203
Federal agency mortgage-backed pools	215,167	218,575	206,970	207,704

Total available for sale investment securities	$455,502	$462,476	$444,062	$444,982

Held to maturity
Within one year	$—	$—	$—	$—
One to five years	15,360	16,126	17,815	18,403
Five to ten years	98,023	102,861	106,167	110,026
After ten years	32,137	33,098	28,208	28,976

	145,520	152,085	152,190	157,405
Federal agency collateralized mortgage obligations	8,731	8,867	9,051	8,954
Federal agency mortgage-backed pools	26,040	27,141	26,388	27,344

Total held to maturity investment securities	$180,291	$188,093	$187,629	$193,703

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$1,998	$(2)	$—	$—	$1,998	$(2)
State and municipal	1,931	(186)	1,812	(4)	3,743	(190)
Federal agency collateralized mortgage obligations	6,684	(54)	24,739	(156)	31,423	(210)
Federal agency mortgage-backed pools	29,691	(239)	3,833	(48)	33,524	(287)

Total temporarily impaired securities	$40,304	$(481)	$30,384	$(208)	$70,688	$(689)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$5,468	$(17)	$—	$—	$5,468	$(17)
State and municipal	17,353	(280)	446	(6)	17,799	(286)
Federal agency collateralized mortgage obligations	89,459	(1,123)	25,428	(655)	114,887	(1,779)
Federal agency mortgage-backed pools	113,244	(1,212)	16,506	(319)	129,750	(1,531)

Total temporarily impaired securities	$225,524	$(2,632)	$42,380	$(980)	$267,904	$(3,613)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2016	2015
Sales of securities available for sale (Unaudited)
Proceeds	$7,297	$13,332
Gross gains	108	147
Gross losses	—	(23)

Note 4 – Loans

	March 31	December 31
	2016	2015
Commercial
Working capital and equipment	$381,425	$381,245
Real estate, including agriculture	381,256	391,668
Tax exempt	9,072	8,674
Other	26,001	23,408

Total	797,754	804,995
Real estate
1–4 family	438,391	433,015
Other	4,415	4,129

Total	442,806	437,144
Consumer
Auto	164,600	168,397
Recreation	5,021	5,365
Real estate/home improvement	49,114	47,015
Home equity	125,556	127,113
Unsecured	3,836	4,120
Other	11,509	10,290

Total	359,636	362,300
Mortgage warehouse	119,876	144,692

Total loans	1,720,072	1,749,131
Allowance for loan losses	(14,236)	(14,534)

Loans, net	$1,705,836	$1,734,597

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

March 31, 2016	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$264,899	$611	$1,205	$266,715
Non owner occupied real estate	324,824	336	506	325,666
Residential spec homes	7,011	12	17	7,040
Development & spec land loans	19,961	46	18	20,025
Commercial and industrial	179,006	1,101	307	180,414

Total commercial	795,701	2,106	2,053	799,860
Residential mortgage	421,422	1,283	2,364	425,069
Residential construction	19,020	34	—	19,054
Mortgage warehouse	119,876	480	—	120,356

Total real estate	560,318	1,797	2,364	564,479
Direct installment	56,767	160	(360)	56,567
Direct installment purchased	140	—	—	140
Indirect installment	147,574	304	—	147,878
Home equity	156,160	621	(645)	156,136

Total consumer	360,641	1,085	(1,005)	360,721

Total loans	1,716,660	4,988	3,412	1,725,060
Allowance for loan losses	(14,236)	—	—	(14,236)

Net loans	$1,702,424	$4,988	$3,412	$1,710,824

December 31, 2015	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$268,281	$613	$1,328	$270,222
Non owner occupied real estate	326,399	306	497	327,202
Residential spec homes	5,018	9	17	5,044
Development & spec land loans	18,183	33	26	18,242
Commercial and industrial	184,911	1,246	335	186,492

Total commercial	802,792	2,207	2,203	807,202
Residential mortgage	414,924	1,275	2,470	418,669
Residential construction	19,751	34	—	19,785
Mortgage warehouse	144,692	480	—	145,172

Total real estate	579,367	1,789	2,470	583,626
Direct installment	54,341	168	(359)	54,150
Direct installment purchased	153	—	—	153
Indirect installment	151,523	323	—	151,846
Home equity	157,164	628	(522)	157,270

Total consumer	363,181	1,119	(881)	363,419

Total loans	1,745,340	5,115	3,792	1,754,247
Allowance for loan losses	(14,534)	—	—	(14,534)

Net loans	$1,730,806	$5,115	$3,792	$1,739,713

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	March 31	March 31	March 31	March 31
	2016	2016	2016	2016
	Heartland	Summit	Peoples	Total
Commercial	$1,282	$5,494	$962	$7,738
Real estate	676	1,199	289	2,164
Consumer	1	9	—	10

Outstanding balance	$1,959	$6,702	$1,251	$9,912

Carrying amount, net of allowance of $0				$9,912

	December 31 2015 Heartland	December 31 2015 Summit	December 31 2015 Peoples	December 31 2015 Total
Commercial	$1,633	$5,567	$1,061	$8,261
Real estate	693	1,216	179	2,088
Consumer	6	35	—	41

Outstanding balance	$2,332	$6,818	$1,240	$10,390

Carrying amount, net of allowance of $63				$10,327

Accretable yield, or income expected to be collected for the three months ended March 31, is as follows:

	Three Months Ended March 31, 2016
	Heartland	Summit	Peoples	Total
Balance at January 1	$795	$708	$555	$2,058
Additions	—	—	—	—
Accretion	(36)	(55)	(42)	(133)
Reclassification from nonaccretable difference	—	—	—	—
Disposals	(10)	(4)	(30)	(44)

Balance at March 31	$749	$649	$483	$1,881

	Three Months Ended March 31, 2015
	Heartland	Summit	Peoples	Total
Balance at January 1	$2,400	$1,268	$—	$3,668
Additions	—	—	—	—
Accretion	(107)	(99)	—	(206)
Reclassification from nonaccretable difference	—	—	—	—
Disposals	(88)	(49)	—	(137)

Balance at March 31	$2,205	$1,120	$—	$3,325

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

During the three months ended March 31, 2016 and 2015, the Company decreased the allowance for loan losses on purchased loans by a recovery to the income statement of $63,000 and $105,000, respectively.

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

	Three Months Ended
	March 31
	2016	2015
	(Unaudited)	(Unaudited)
Balance at beginning of the period	$14,534	$16,501
Loans charged-off:
Commercial
Owner occupied real estate	147	—
Non owner occupied real estate	299	16
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	39	—

Total commercial	485	16
Real estate
Residential mortgage	115	22
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	115	22
Consumer
Direct Installment	58	59
Direct Installment Purchased	—	—
Indirect Installment	276	369
Home Equity	175	200

Total consumer	509	628

Total loans charged-off	1,109	666
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	25	8
Non owner occupied real estate	23	—
Residential development	2	—
Development & Spec Land Loans	—	—
Commercial and industrial	32	19

Total commercial	82	27
Real estate
Residential mortgage	32	2
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	32	2
Consumer
Direct Installment	16	29
Direct Installment Purchased	—	—
Indirect Installment	94	101
Home Equity	55	26

Total consumer	165	156

Total loan recoveries	279	185

Net loans charged-off (recovered)	830	481

Provision charged to operating expense
Commercial	(332)	(45)
Real estate	(592)	933
Consumer	1,456	(274)

Total provision charged to operating expense	532	614

Balance at the end of the period	$14,236	$16,634

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

March 31, 2016	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$900	$—	$—	$—	$900
Collectively evaluated for impairment	5,560	1,794	1,014	4,968	13,336
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$6,460	$1,794	$1,014	$4,968	$14,236

Loans:
Individually evaluated for impairment	$5,788	$—	$—	$—	$5,788
Collectively evaluated for impairment	794,072	444,123	120,356	360,721	1,719,272
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$799,860	$444,123	$120,356	$360,721	$1,725,060

December 31, 2015	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$202	$—	$—	$—	$202
Collectively evaluated for impairment	6,739	2,476	1,007	3,856	14,078
Loans acquired with deteriorated credit quality	254	—	—	—	254

Total ending allowance balance	$7,195	$2,476	$1,007	$3,856	$14,534

Loans:
Individually evaluated for impairment	$7,019	$—	$—	$—	$7,019
Collectively evaluated for impairment	798,454	438,454	145,172	363,419	1,745,499
Loans acquired with deteriorated credit quality	1,729	—	—	—	1,729

Total ending loans balance	$807,202	$438,454	$145,172	$363,419	$1,754,247

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

March 31, 2016	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,089	$—	$—	$—	$1,089
Non owner occupied real estate	2,934	—	1,615	60	4,609
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	76	—	—	—	76

Total commercial	4,099	—	1,615	60	5,774
Real estate
Residential mortgage	3,950	1	815	962	5,728
Residential construction	—	—	246	—	246
Mortgage warehouse	—	—	—	—	—

Total real estate	3,950	1	1,061	962	5,974
Consumer
Direct Installment	496	—	—	—	496
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	739	—	—	—	739
Home Equity	1,611	—	181	209	2,001

Total Consumer	2,846	—	181	209	3,236

Total	$10,895	$1	$2,857	$1,231	$14,984

December 31, 2015	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,749	$—	$—	$—	$1,749
Non owner occupied real estate	3,034	—	1,915	60	5,009
Residential development	—	—	—	—	—
Development & Spec Land Loans	71	—	—	—	71
Commercial and industrial	176	—	—	—	176

Total commercial	5,030	—	1,915	60	7,005
Real estate
Residential mortgage	4,354	1	824	808	5,987
Residential construction	—	—	250	—	250
Mortgage warehouse	—	—	—	—	—

Total real estate	4,354	1	1,074	808	6,237
Consumer
Direct Installment	541	—	—	—	541
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	601	27	—	—	628
Home Equity	1,736	—	183	350	2,269

Total Consumer	2,878	27	183	350	3,438

Total	$12,262	$28	$3,172	$1,218	$16,680

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $10.9 million of non-accrual loans and the $2.9 million of non-performing TDRs at March 31, 2016 were $2.4 million and $95,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Operations Officer or the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2016, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after three consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2016, the Company had $4.1 million in TDRs and $1.2 million were performing according to the restructured terms and zero TDRs were returned to accrual status during the first three months of 2016. There was $140,000 of specific reserves allocated to TDRs at March 31, 2016 based on the discounted cash flows or when appropriate the fair value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending
March 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,089	$1,089	$—	$1,106	$—
Non owner occupied real estate	1,851	1,856	—	2,063	1
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	76	76	—	330	—

Total commercial	3,016	3,021	—	3,499	1
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	2,757	2,767	900	2,767	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	2,757	2,767	900	2,767	—

Total	$5,773	$5,788	$900	$6,266	$1

				Three Months Ending
March 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,076	$1,077	$—	$1,329	$2
Non owner occupied real estate	3,907	3,912	—	4,534	6
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	609	609	—	649	—

Total commercial	5,592	5,598	—	6,512	8
With an allowance recorded
Commercial
Owner occupied real estate	417	417	165	419	—
Non owner occupied real estate	1,590	1,590	184	1,590	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	942	942	680	949	—

Total commercial	2,949	2,949	1,029	2,958	—

Total	$8,541	$8,547	$1,029	$9,470	$8

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

March 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$161	$158	$—	$319	$264,580	$264,899
Non owner occupied real estate	—	—	—	—	324,824	324,824
Residential development	—	—	—	—	7,011	7,011
Development & Spec Land Loans	—	—	—	—	19,961	19,961
Commercial and industrial	—	20	—	20	178,986	179,006

Total commercial	161	178	—	339	795,362	795,701
Real estate
Residential mortgage	498	—	1	499	420,923	421,422
Residential construction	—	—	—	—	19,020	19,020
Mortgage warehouse	—	—	—	—	119,876	119,876

Total real estate	498	—	1	499	559,819	560,318
Consumer
Direct Installment	51	9	—	60	56,707	56,767
Direct Installment Purchased	—	—	—	—	140	140
Indirect Installment	412	150	—	562	147,012	147,574
Home Equity	672	17	—	689	155,471	156,160

Total consumer	1,135	176	—	1,311	359,330	360,641

Total	$1,794	$354	$1	$2,149	$1,714,511	$1,716,660

Percentage of total loans	0.10%	0.02%	0.00%	0.13%	99.87%

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$481	$18	$—	$499	$267,782	$268,281
Non owner occupied real estate	49	—	—	49	326,350	326,399
Residential development	—	—	—	—	5,018	5,018
Development & Spec Land Loans	—	—	—	—	18,183	18,183
Commercial and industrial	32	—	—	32	184,879	184,911

Total commercial	562	18	—	580	802,212	802,792
Real estate
Residential mortgage	1,121	344	1	1,466	413,458	414,924
Residential construction	—	—	—	—	19,751	19,751
Mortgage warehouse	—	—	—	—	144,692	144,692

Total real estate	1,121	344	1	1,466	577,901	579,367
Consumer
Direct Installment	106	10	—	116	54,225	54,341
Direct Installment Purchased	—	—	—	—	153	153
Indirect Installment	1,186	268	27	1,481	150,042	151,523
Home Equity	1,193	203	—	1,396	155,768	157,164

Total consumer	2,485	481	27	2,993	360,188	363,181

Total	$4,168	$843	$28	$5,039	$1,740,301	$1,745,340

Percentage of total loans	0.24%	0.05%	0.00%	0.29%	99.71%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$253,513	$6,118	$5,268	$—	$264,899
Non owner occupied real estate	317,121	2,709	4,994	—	324,824
Residential development	7,011	—	—	—	7,011
Development & Spec Land Loans	19,961	—	—	—	19,961
Commercial and industrial	172,960	1,997	4,049	—	179,006

Total commercial	770,566	10,824	14,311	—	795,701
Real estate
Residential mortgage	415,694	—	5,728	—	421,422
Residential construction	18,774	—	246	—	19,020
Mortgage warehouse	119,876	—	—	—	119,876

Total real estate	554,344	—	5,974	—	560,318
Consumer
Direct Installment	56,271	—	496	—	56,767
Direct Installment Purchased	140	—	—	—	140
Indirect Installment	146,835	—	739	—	147,574
Home Equity	154,159	—	2,001	—	156,160

Total Consumer	357,405	—	3,236	—	360,641

Total	$1,682,315	$10,824	$23,521	$—	$1,716,660

Percentage of total loans	98.00%	0.63%	1.37%	0.00%

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$257,181	$4,954	$6,146	$—	$268,281
Non owner occupied real estate	320,216	585	5,598	—	326,399
Residential development	5,018	—	—	—	5,018
Development & Spec Land Loans	18,112	—	71	—	18,183
Commercial and industrial	180,581	693	3,637	—	184,911

Total commercial	781,108	6,232	15,452	—	802,792
Real estate
Residential mortgage	408,937	—	5,987	—	414,924
Residential construction	19,501	—	250	—	19,751
Mortgage warehouse	144,692	—	—	—	144,692

Total real estate	573,130	—	6,237	—	579,367
Consumer
Direct Installment	53,800	—	541	—	54,341
Direct Installment Purchased	153	—	—	—	153
Indirect Installment	150,895	—	628	—	151,523
Home Equity	154,895	—	2,269	—	157,164

Total Consumer	359,743	—	3,438	—	363,181

Total	$1,713,981	$6,232	$25,127	$—	$1,745,340

Percentage of total loans	98.20%	0.36%	1.44%	0.00%

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

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$55,768	$—	$85,000	$10,000	$—	$—	$150,768
Securities lending transactions
U.S. Treasury and federal agencies	$4,024	$—	$—	$—	$—	$—	$4,024
Federal agency collateralized mortgage obligations	$47,004	—	467	192	22,365	32,006	102,034
Federal agency mortgage-backed pools	$13,650	—	140	1,490	20,277	29,403	64,960

Total	64,678	—	607	1,682	42,642	61,409	171,018

Total borrowings	$(8,910)	$—	$84,393	$8,318	$(42,642)	$(61,409)	$(20,250)

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at March 31, 2016 and December 31, 2015. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2016, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2016, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $115.1 million at March 31, 2016 and $117.3 million at December 31, 2015.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2016, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	March 31, 2016		March 31, 2016
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$4,283
Interest rate contracts	Other Assets	4,283	Other liabilities	3,702

Total derivatives designated as hedging instruments		4,283		7,985

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	644	Other liabilities	—

Total derivatives not designated as hedging instruments		644		—

Total derivatives		$4,927		$7,985

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,782
Interest rate contracts	Other Assets	1,782	Other liabilities	3,141

Total derivatives designated as hedging instruments		1,782		4,923

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	642	Other liabilities	—

Total derivatives not designated as hedging instruments		642		—

Total derivatives		$2,424		$4,923

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statement of income for the three-month periods ending March 31 is as follows:

	Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended March 31
Derivative in cash flow	2016	2015
hedging relationship	(Unaudited)	(Unaudited)
Interest rate contracts	$(365)	$(214)

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

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended March 31
Derivative in fair value	Location of gain (loss)	2016	2015
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income - loans	$1,478	$719
Interest rate contracts	Interest income - loans	(1,478)	(719)

Total		$—	$—

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended March 31
Derivative not designated as	Location of gain (loss)	2016	2015
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$2	$189

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Available-for-sale securities
U.S. Treasury and federal agencies	$15,470	$—	$15,470	$—
State and municipal	71,042	—	71,042	—
Federal agency collateralized mortgage obligations	157,313	—	157,313	—
Federal agency mortgage-backed pools	218,576	—	218,576	—
Corporate notes	75	—	75	—

Total available-for-sale securities	462,476	—	462,476	—
Hedged loans	110,837	—	110,837	—
Forward sale commitments	644	—	644	—
Interest rate swap agreements	(7,985)	—	(7,985)	—
Commitments to originate loans	—	—	—	—
December 31, 2015
Available-for-sale securities
U.S. Treasury and federal agencies	$5,926	$—	$5,926	$—
State and municipal	75,095	—	75,095	—
Federal agency collateralized mortgage obligations	156,203	—	156,203	—
Federal agency mortgage-backed pools	207,704	—	207,704	—
Corporate notes	54	—	54	—

Total available-for-sale securities	444,982	—	444,982	—
Hedged loans	115,472	—	115,472	—
Forward sale commitments	642	—	642	—
Interest rate swap agreements	(4,923)	—	(4,923)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended March 31
Non Interest Income	2016	2015
Total gains and losses from:	(Unaudited)	(Unaudited)
Hedged loans	$1,478	$719
Fair value interest rate swap agreements	(1,478)	(719)
Derivative loan commitments	2	189

	$2	$189

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans	$4,873	$—	$—	$4,873
Mortgage servicing rights	9,093	—	—	9,093
December 31, 2015
Impaired loans	$6,803	$—	$—	$6,803
Mortgage servicing rights	8,874	—	—	8,874

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $1,000 during the first three months of 2016 and decreased by $76,000 during the first three months of 2015.

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$4,873	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$9,093	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,803	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$8,874	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2016 and December 31, 2015. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	March 31, 2016
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$47,612	$47,612	$—	$—
Investment securities, held to maturity	180,291	—	188,093	—
Loans held for sale	3,168	—	—	3,168
Loans excluding loan level hedges, net	1,594,999	—	—	1,584,414
Stock in FHLB and FRB	13,823	—	13,823	—
Interest receivable	10,476	—	10,476	—
Liabilities
Non-interest bearing deposits	$343,025	$343,025	$—	$—
Interest-bearing deposits	1,535,454	—	1,483,711	—
Borrowings	430,507	—	426,966	—
Subordinated debentures	32,836	—	33,003	—
Interest payable	580	—	580	—

	December 31, 2015
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$48,650	$48,650	$—	$—
Investment securities, held to maturity	187,629	—	193,703	—
Loans held for sale	7,917	—	—	7,917
Loans excluding loan level hedges, net	1,619,125	—	—	1,703,506
Stock in FHLB and FRB	13,823	—	13,823	—
Interest receivable	10,535	—	10,535	—
Liabilities
Non-interest bearing deposits	$335,955	$335,955	$—	$—
Interest-bearing deposits	1,544,198	—	1,461,314	—
Borrowings	449,347	—	441,547	—
Subordinated debentures	32,797	—	32,996	—
Interest payable	507	—	507	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 12 – Accumulated Other Comprehensive Income

	March 31	December 31
	2016	2015
Unrealized gain on securities available for sale	$6,973	$920
Unamortized gain on securities held to maturity, previously transferred from AFS	879	1,109
Unrealized loss on derivative instruments	(3,702)	(3,142)
Tax effect	(1,452)	390

Total accumulated other comprehensive income (loss)	$2,698	$(723)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For March 31, 2016, Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (March 31, 2016) and Tier I leverage ratios as set forth in the table below. As of March 31, 2016 and December 31, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2016 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Horizon and the Bank’s actual and required capital ratios as of March 31, 2016 and December 31, 2015 were as follows:

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

			Required For Capital[1]		Well Capitalized Under Prompt[1]
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total capital[1] (to risk-weighted assets)
Consolidated	$251,434	13.57%	$159,902	8.63%	N/A	N/A
Bank	242,478	13.10%	159,739	8.63%	$185,098	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	203,797	12.80%	105,560	6.63%	N/A	N/A
Bank	228,242	12.33%	122,729	6.63%	148,089	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	203,797	11.00%	95,044	5.13%	N/A	N/A
Bank	228,242	12.33%	94,962	5.13%	120,322	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	237,198	9.32%	101,802	4.00%	N/A	N/A
Bank	228,242	8.98%	101,667	4.00%	127,084	5.00%
As of December 31, 2015
Total capital[1] (to risk-weighted assets)
Consolidated	$264,452	13.99%	$151,223	8.00%	N/A	N/A
Bank	237,348	12.57%	151,057	8.00%	$188,821	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	249,918	13.22%	113,427	6.00%	N/A	N/A
Bank	222,814	11.80%	113,295	6.00%	151,060	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	204,350	10.81%	85,067	4.50%	N/A	N/A
Bank	222,814	11.80%	84,971	4.50%	122,737	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	249,918	9.82%	101,800	4.00%	N/A	N/A
Bank	222,814	8.77%	101,626	4.00%	127,032	5.00%

[1]	As defined by regulatory agencies

Note 14 – Preferred Stock Redemption

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

Note 15 – Business Combinations

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The boards of directors of each of Horizon and Kosciusko have approved the Merger and the Merger Agreement. The regulatory approvals have been received. Subject to the approval of the Merger by Kosciusko shareholders and other closing conditions, the parties anticipate completing the Merger during the second quarter of 2016.

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

On March 10, 2016, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of LaPorte Bancorp, Inc. (“LaPorte Bancorp”). Pursuant to the Merger Agreement, LaPorte Bancorp would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and The LaPorte Savings Bank, a state chartered bank and wholly-owned subsidiary of LaPorte Bancorp, would merge with and into a wholly-owned subsidiary of Horizon, Horizon Bank, N.A. (“Horizon Bank”), with Horizon Bank as the surviving bank.

The boards of directors of each of Horizon and LaPorte Bancorp have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by LaPorte Bancorp shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the third quarter of 2016.

In connection with the Merger, shareholders of LaPorte Bancorp will have the option to receive $17.50 per share in cash or 0.629 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock or a combination thereof, provided the overall shares exchanged consist of 65% stock and 35% cash. Based upon the March 9, 2016, closing price of $24.21 per share of Horizon common stock, the transaction has an implied valuation of approximately $94.1 million.

Subject to certain terms and conditions, the board of directors of LaPorte Bancorp has agreed to recommend the approval and adoption of the Merger Agreement to the LaPorte Bancorp shareholders and will solicit proxies voting in favor of the Merger from LaPorte Bancorp’s shareholders.

The Merger Agreement also provides for certain termination rights for both Horizon and LaPorte Bancorp, and further provides that upon termination of the Merger Agreement under certain circumstances, LaPorte Bancorp will be obligated to pay Horizon a termination fee.

As of December 31, 2015, LaPorte Bancorp reported total assets of approximately $543.2 million, total deposits of approximately $391.0 million and total loans of approximately $348.5 million.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 16 – Future Accounting Matters

In June 2014, the FASB issued ASU No. 2014-12 “Compensation—Stock Compensation (Topic 718)—Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 became effective for interim and annual periods beginning after December 15, 2015 and did not have a significant impact on the Company’s financial condition or results of operations.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments should be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company will be evaluating the impact of adopting this ASU.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”This ASU requires lessees and lessors to classify leases as either capital leases or operating leases. The ASU also requires lessees to recognized assets and liabilities for all leases with the exception of short term leases. There are new disclosure requirements for these leases which will provide users of financial statements with information to understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 will become effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will be evaluating the impact of adopting this ASU.

In March 2016, the FASB issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815).” This ASU applies to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria as identified in Topic 815 continue to be met. ASU 2016-05 will become effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company will be evaluating the impact of adopting this ASU.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” This ASU requires all income tax effects of awards to be recognized in teh income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company will be evaluating the impact of adopting this ASU.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 17 – General Litigation

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

For the Three Months ended March 31, 2016

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

For the Three Months ended March 31, 2016

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

The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2015 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

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

Following are some highlights of Horizon’s financial performance through the first quarter of 2016:

•	Net income for the first quarter of 2016 was $5.4 million or $.44 diluted earnings per share compared to $5.4 million or $.55 diluted earnings per share in the same period of 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

•	Excluding merger expenses, gain on sale of investment securities, the death benefit on bank owned life insurance and acquisition-related purchase accounting adjustments, net income for the first quarter of 2016 increase to $5.4 million or an increase of 18.7% compared to the same period of 2015.

•	Net interest income for the first quarter of 2016 increased $2.9 million or 17.1% compared to the same period in 2015.

•	Non-interest income for the first quarter of 2016 increased $798,000 or 11.3% compared to the same period in 2015.

•	Net interest margin, excluding the impact of acquisitions (“core net interest margin”), was 3.36% for the first quarter of 2016 compared to 3.38% in the prior quarter and 3.47% for the same period in 2015.

•	Non-performing loans to total loans was .87% as of March 31, 2016 compared to .95% as of December 31, 2015 and 1.52% as of March 31, 2015.

•	Horizon’s tangible book value per share rose to $17.08 at March 31, 2016, compared to $16.53 at December 31, 2015 and $16.80 at March 31, 2015.

•	On February 5, 2016, Horizon announced the pending acquisition of Kosciusko Financial, Inc. (“Kosciusko”) and its wholly-owned subsidiary, Farmers State Bank, headquartered in Mentone, Indiana.

•	On March 10, 2016, Horizon announced the pending acquisition of LaPorte Bancorp, Inc. (“LaPorte Bancorp”) and its wholly-owned subsidiary, The LaPorte Savings Bank, headquartered in La Porte, Indiana.

•	Horizon paid off the $12.5 million in funds received through the Small Business Lending Fund with cash from the holding company on February 1, 2016.

•	Horizon Bank’s capital ratios, including Tier 1 Capital to Average Assets of 9.03% and Total Capital to Risk Weighted Assets of 13.31% as of March 31, 2016, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2015 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2016, Horizon had core deposit intangibles of $7.1 million subject to amortization and $49.6 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2016 was $24.72 per share compared to a book value of $21.82 per common share.

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

And Results of Operations

For the Three Months ended March 31, 2016

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

Financial Condition

On March 31, 2016, Horizon’s total assets were $2.6 billion, a decrease of approximately $24.5 million compared to December 31, 2015. The decrease was primarily in net loans of $28.8 million offset partially by an increase in investment securities of $10.2 million.

Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$15,412	$15,470	$5,940	$5,926
State and municipal	69,204	71,042	73,829	75,095
Federal agency collateralized mortgage obligations	155,687	157,313	157,291	156,203
Federal agency mortgage-backed pools	215,167	218,576	206,970	207,704
Corporate notes	32	75	32	54

Total available for sale investment securities	$455,502	$462,476	$444,062	$444,982

Held to maturity
U.S. Treasury and federal agencies	$—	$—	$5,859	$5,952
State and municipal	145,520	152,085	146,331	151,453
Federal agency collateralized mortgage obligations	8,731	8,867	9,051	8,954
Federal agency mortgage-backed pools	26,040	27,141	26,388	27,344

Total held to maturity investment securities	$180,291	$188,093	$187,629	$193,703

Total investment securities increased by approximately $10.2 million at March 31, 2016 compared to December 31, 2015 primarily due to the investing of cash.

Total loans decreased $33.8 million since December 31, 2015 to $1.7 billion as of March 31, 2016. This decrease was the result of a decrease in commercial loans of $7.2 million, mortgage warehouse loans of $24.8 million and consumer loans of $2.7 million offset by an increase in residential mortgage loans of $5.7 million. The decrease in commercial loans was primarily attributed to loan payoffs, seasonal pay downs on agricultural lines of credit and annual agricultural term loan payments. The decrease in mortgage warehouse loans was due to seasonality and changes in mortgage compliance that slowed production volume during the quarter.

Total deposits decreased $1.7 million since December 31, 2015 to $1.9 billion as of March 31, 2016. Non-interest bearing deposit accounts increased by $7.1 million, interest-bearing transaction accounts decreased by $59.0 million and time deposits increased by $50.2 million during the three months ended March 31, 2016.

The Company’s borrowings decreased $18.8 million from December 31, 2015. At March 31, 2016, the Company had $192.0 million in short-term funds borrowed compared to $206.0 million at December 31, 2015. The Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments in addition to what is needed for the fluctuations in municipal deposits and mortgage warehouse lending.

Stockholders’ equity totaled $261.4 million at March 31, 2016 compared to $266.8 million at December 31, 2015. The decrease in stockholders’ equity during the period was the result of the redemption of $12.5 million of preferred stock and dividends declared, net of the generation of net income. At March 31, 2016, the ratio of average stockholders’ equity to average assets was 10.16% compared to 10.32% for December 31, 2015. Book value per common share at March 31, 2016 increased to $21.82 compared to $21.30 at December 31, 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

Results of Operations

Overview

Consolidated net income for the three-month period ended March 31, 2016 was $5.4 million compared to $5.4 million for the same period in 2015. Earnings per common share for the three months ended March 31, 2016 were $0.45 basic and $0.44 diluted, compared to $0.58 basic and $0.55 diluted for the same three-month period in the previous year. Compared to the previous year net interest income increased by $2.9 million, non-interest income increased by $798,000 and non-interest expenses increased by $3.7 million. Non-interest expenses increased primarily due to an increase in salaries and employee benefits and expenses related to outside services and consultants. The decrease in earnings per share from the previous year reflects an increase in diluted shares primarily due to the Peoples acquisition. Excluding acquisition-related expenses and purchase accounting adjustments, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the first quarter of 2016 was $5.4 million or $.45 diluted earnings per share compared to $4.6 million or $.47 diluted earnings per share in the same period of 2015.

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

Net interest income during the three-month period ended March 31, 2016 was $19.8 million, an increase of $2.9 million from the $16.9 million earned during the same period in 2015. Yields on the Company’s interest-earning assets decreased by 30 basis points to 4.09% for the three months ending March 31, 2016 from 4.39% for the three months ended March 31, 2015. Interest income increased $3.5 million from $20.1 million for the three months ended March 31, 2015to $23.6 million for the same period in 2016. This increase was due to an increase in interest-earning assets, partially offset by lower yields on loans and investment securities and a decrease in interest income from acquisition-related purchase accounting adjustments from $438,000 for the three months ending March 31, 2015to $402,000 for the same period of 2016.

Rates paid on interest-bearing liabilities decreased by 6 basis points for the three-month period ended March 31, 2016 compared to the same period in 2015 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense increased $547,000 compared to the three-month period ended March 31, 2015 to $3.8 million for the same period in 2016. This increase was due to higher average balances of interest-bearing deposits and borrowings, partially offset by lower rates paid on interest-bearing deposits and borrowings. The net interest margin decreased 25 basis points from 3.70% for the three-month period ended March 31, 2015 to 3.45% for the same period in 2016. The decrease in the margin for the three-month period ended March 31, 2016 compared to the same period in 2015 was due to a reduction in the yield on interest-earning assets and a decrease of approximately $536,000 of interest income from acquisition-related purchase accounting adjustments. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.36% for the three-month period ending March 31, 2016 compared to 3.47% for the same period in 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$2,424	$1	0.17%	$4,804	$2	0.17%
Interest-earning deposits	20,810	49	0.95%	10,772	3	0.11%
Investment securities - taxable	463,544	2,494	2.16%	360,554	2,149	2.42%
Investment securities - non-taxable (1)	182,275	1,237	3.79%	140,748	1,077	4.31%
Loans receivable (2)(3)	1,698,197	19,747	4.69%	1,382,992	16,862	4.96%

Total interest-earning assets (1)	2,367,250	23,528	4.09%	1,899,870	20,093	4.39%
Non-interest-earning assets
Cash and due from banks	32,925			28,994
Allowance for loan losses	(14,508)			(16,489)
Other assets	214,604			157,553

	$2,600,271			$2,069,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,534,833	$1,491	0.39%	$1,215,862	$1,232	0.41%
Borrowings	406,679	1,759	1.74%	337,430	1,479	1.78%
Subordinated debentures	32,813	504	6.18%	32,657	496	6.16%

Total interest-bearing liabilities	1,974,325	3,754	0.76%	1,585,949	3,207	0.82%
Non-interest-bearing liabilities
Demand deposits	339,141			271,158
Accrued interest payable and other liabilities	22,521			14,989
Stockholders’ equity	264,284			197,832

	$2,600,271			$2,069,928

Net interest income/spread		$19,774	3.32%		$16,886	3.57%

Net interest income as a percent of average interest earning assets (1)			3.45%			3.70%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended March 31, 2016, a provision of $532,000 was required to adequately fund the ALLL compared to $614,000 for the same period of 2015. Commercial loan net charge-offs during the three-month period ended March 31, 2016 were $403,000, residential mortgage loan net charge-offs were $83,000 and consumer loan net charge-offs were $344,000. The lower provision for loan losses in the first quarter of 2016 compared to the same period of 2015 was due to the improvement of non-performing and substandard loans. The ALLL balance at March 31, 2016 was $14.2 million or 0.83% of total loans. This compares to an ALLL balance of $14.5 million at December 31, 2015 or 0.83% of total loans. The ratio was unchanged from December 31, 2015 as the decrease in the ALLL was offset by a decrease in total loans outstanding during the three months ended March 31, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.98% as of March 31, 2016. The table below illustrates Horizon’s loan loss reserve ratio composition as of March 31, 2016.

Non- GAAP Allowance for Loan and Lease Loss Detail

As of March 31, 2016

(Dollars in Thousands, Unaudited)

	Horizon
	Legacy	Heartland	Summit	Peoples	Total
Pre-discount loan balance	$1,454,494	$20,784	$73,204	$179,696	$1,728,178
Allowance for loan losses (ALLL)	14,236	—	—	—	14,236
Loan discount	N/A	1,345	2,861	3,900	8,106

ALLL+loan discount	14,236	1,345	2,861	3,900	22,342

Loans, net	$1,440,258	$19,439	$70,343	$175,796	$1,705,836

ALLL/ pre-discount loan balance	0.98%	0.00%	0.00%	0.00%	0.82%
Loan discount/ pre-discount loan balance	N/A	6.47%	3.91%	2.17%	0.47%
ALLL+loan discount/ pre-discount loan balance	0.98%	6.47%	3.91%	2.17%	1.29%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of March 31, 2016.

Non-performing loans totaled $15.0 million as of March 31, 2016, down from $16.7 million on December 31, 2015. Compared to December 31, 2015, non-performing commercial, real estate and consumer loans decreased by $1.2 million, $264,000 and $201,000, respectively.

At March 31, 2016, loans acquired represented $3.0 million in non-performing, $4.5 million in substandard and $0 in 90 day delinquent loans.

Other Real Estate Owned (OREO) totaled $3.8 million on March 31, 2016 compared to $3.2 million on December 31, 2015 and $749,000 on March 31, 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended		2015 - 2016
	March 31	March 31	Amount	Percent
	2016	2015	Change	Change
Non-interest Income
Service charges on deposit accounts	$1,238	$999	$239	23.9%
Wire transfer fees	121	151	(30)	-19.9%
Interchange fees	1,458	1,102	356	32.3%
Fiduciary activities	1,635	1,297	338	26.1%
Gain on sale of investment securities	108	124	(16)	-12.9%
Gain on sale of mortgage loans	2,114	2,379	(265)	-11.1%
Mortgage servicing net of impairment	447	179	268	149.7%
Increase in cash surrender value of bank owned life insurance	345	258	87	33.7%
Death benefit on officer life insurance	—	145	(145)	100.0%
Other income	398	432	(34)	-7.9%

Total non-interest income	$7,864	$7,066	$798	11.3%

Total non-interest income was $798,000 higher in the first three months of 2016 compared to the same period of 2015. Service charges on deposit accounts increased $239,000, interchange fees increased by $356,000 and fiduciary activities increased $338,000, primarily due to overall company growth and increased volume. Residential mortgage loan activity during the first three months of 2016 generated $2.1 million of income from the gain on sale of mortgage loans, down $265,000 from the same period in 2015. The decrease in the gain on sale of mortgage loans was due to a decrease in total loans sold of $13.7 million from $68.9 million in the first three months of 2015 to $55.2 million in the same period of 2016, partially offset by an increase in the percentage earned on the sale of these loans from 3.18% in the first three months of 2015 to 3.83% in the same period of 2016. Mortgage servicing net of impairment increased by $268,000 during the first three months of 2016 compared to the same period of 2015 primarily due to a larger portfolio of mortgage loans serviced. The Company also recognized a $145,000 death benefit on officer life insurance during the first three months of 2015 that was not realized in the same period of 2016.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	March 31	March 31	Amount	Percent
	2016	2015	Change	Change
Non-interest expense
Salaries	$6,886	$5,633	$1,253	22.2%
Commission and bonuses	1,075	1,167	(92)	-7.9%
Employee benefits	2,104	1,704	400	23.5%
Net occupancy expenses	1,936	1,551	385	24.8%
Data processing	1,105	923	182	19.7%
Professional fees	831	527	304	57.7%
Outside services and consultants	1,099	626	473	75.6%
Loan expense	1,195	1,257	(62)	-4.9%
FDIC deposit insurance	405	337	68	20.2%
Other losses	267	(45)	312	-693.3%
Other expense	2,844	2,388	456	19.1%

Total non-interest expense	$19,747	$16,068	$3,679	22.9%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

Total non-interest expenses were $3.7 million higher in the first three months of 2016 compared to the same period of 2015. Salaries increased by $1.3 million and employee benefits increased by $400,000 due to a larger employee base. Net occupancy expense increased $385,000 due to Horizon’s investment in growth markets and the Peoples acquisition. Data processing expenses increased $182,000, professional fees increased by $304,000 and other expenses increased by $456,000 primarily due to company growth. Outside services and consultants expense increased by $473,000 due to the one-time fees associated with the pending Kosciusko and LaPorte Bancorp acquisitions. One-time non-interest expense related to the pending acquisitions totaled $639,000 in the first three months of 2016. Other losses increased by $312,000 due to increased losses related to debit card fraud as well as a recovery that was received in the first quarter of 2015.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the three months ended March 31, 2016, cash and cash equivalents decreased by approximately $1.0 million. At March 31, 2016, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $257.5 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $253.2 million at December 31, 2015 and $252.9 million at March 31, 2015.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2016. Stockholders’ equity totaled $261.4 million as of March 31, 2016, compared to $266.8 million as of December 31, 2015. For the three months ended March 31, 2016, the ratio of average stockholders’ equity to average assets was 10.16% compared to 10.32% for the three months ended December 31, 2015. The decrease in stockholders’ equity during the period was due to the payoff of $12.5 million in funds received through the Small Business Lending Fund with cash from the holding company on February 1, 2016, which was partially offset through the generation of net income, net of dividends declared.

On February 1, 2016, the Company paid off the $12.5 million in funds received through the Small Business Lending Fund with cash from the holding company, thereby ending its participation in the program, pursuant to which it issued preferred stock to the US Treasury. The funds were paid off due to an increase in the dividend cost that would have gone in effect at the end of February 2016. For the three months ending March 31, 2016, the dividend cost was $42,000 or 1.0% annualized and included the acceleration of interest due to the payoff.

Horizon declared common stock dividends in the amount of $0.15 per share during the first three months of 2016 compared to $0.14 per share for the same period of 2015. The dividend payout ratio (dividends as a percent of basic earnings per share) was 33.6% and 24.2% for the first three months of 2016 and 2015, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2015.

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

And Results of Operations

For the Three Months ended March 31, 2016

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollar in Thousands)

	Three Months Ended
	March 31	December 31	March 31
	2016	2015	2015
	(Unaudited)		(Unaudited)
Net Interest Margin As Reported
Net interest income	$19,774	$20,222	$16,886
Average interest-earning assets	2,367,250	2,369,301	1,899,870
Net interest income as a percent of average interest-earning assets (“Net Interest Margin”)	3.45%	3.50%	3.70%
Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(547)	$(695)	$(1,083)
Excluding Impact of Acquisitions
Net interest income	$19,227	$19,527	$15,803
Average interest-earning assets	2,367,250	2,369,301	1,899,870
Core Net Interest Margin	3.36%	3.38%	3.47%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2016

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollar in Thousands Except per Share Data, Unaudited)

	Three Months Ended
	March 31
	2016	2015
Non-GAAP Reconciliation of Net Income
Net income as reported	$5,381	$5,358
Merger expenses	639	146
Tax effect	(165)	(51)

Net income excluding merger expenses	5,855	5,453
Gain on sale of investment securities	(108)	(124)
Tax effect	38	43

Net income excluding gain on sale of investment securities	5,785	5,372
Death benefit on bank owned life insurance (“BOLI”)	—	(145)
Tax effect	—	51

Net income excluding death benefit on BOLI	5,785	5,278
Acquisition-related purchase accounting adjustments (“PAUs”)	(547)	(1,083)
Tax effect	191	379

Net income excluding PAUs	$5,429	$4,574

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.44	$0.55
Merger expenses	0.05	0.02
Tax effect	(0.01)	(0.01)

Diluted earnings per share excluding merger expenses	0.48	0.56
Gain on sale of investment securities	(0.01)	(0.01)
Tax effect	0.00	0.00

Net income excluding gain on sale of investment securities	0.48	0.55
Death benefit on BOLI	—	(0.02)
Tax effect	—	0.01

Net income excluding death benefit on BOLI	0.48	0.54
Acquisition-related PAUs	(0.05)	(0.11)
Tax effect	0.02	0.04

Diluted earnings per share excluding PAUs	$0.45	$0.47

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three Months ended March 31, 2016

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2015 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2015 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2016, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2016, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months ended March 31, 2016

ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10-K for 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months ended March 31, 2016

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

HORIZON BANCORP

Dated: May 6, 2016	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 6, 2016	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached