Form 10-Q
period 2016-06-30
HORIZON BANCORP /IN/
filed 2016-08-09
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,776,952 shares of Common Stock, no par value, at August 9, 2016.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	June 30	December 31
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$109,224	$48,650
Investment securities, available for sale	455,239	444,982
Investment securities, held to maturity (fair value of $180,059 and $193,703)	173,696	187,629
Loans held for sale	7,812	7,917
Loans, net of allowance for loan losses of $14,226 and $14,534	1,923,599	1,734,597
Premises and equipment, net	61,186	60,798
Federal Reserve and Federal Home Loan Bank stock	16,636	13,823
Goodwill	56,458	49,600
Other intangible assets	8,686	7,371
Interest receivable	11,526	10,535
Cash value of life insurance	57,944	54,504
Other assets	36,074	31,995

Total assets	$2,918,080	$2,652,401

Liabilities
Deposits
Non-interest bearing	$397,412	$335,955
Interest bearing	1,684,849	1,544,198

Total deposits	2,082,261	1,880,153
Borrowings	492,883	449,347
Subordinated debentures	32,874	32,797
Interest payable	961	507
Other liabilities	28,099	22,765

Total liabilities	2,637,078	2,385,569

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 0 and 12,500 shares	—	12,500
Common stock, no par value Authorized, 44,000,000 shares Issued, 12,590,784 and 11,995,324 shares Outstanding, 12,571,534 and 11,939,887 shares	—	—
Additional paid-in capital	120,758	106,370
Retained earnings	156,651	148,685
Accumulated other comprehensive income (loss)	3,593	(723)

Total stockholders’ equity	281,002	266,832

Total liabilities and stockholders’ equity	$2,918,080	$2,652,401

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$20,794	$17,981	$40,541	$34,843
Investment securities
Taxable	2,661	2,067	5,205	4,221
Tax exempt	1,195	1,079	2,432	2,156

Total interest income	24,650	21,127	48,178	41,220

Interest Expense
Deposits	1,557	1,237	3,048	2,469
Borrowed funds	1,721	1,539	3,480	3,018
Subordinated debentures	503	501	1,007	997

Total interest expense	3,781	3,277	7,535	6,484

Net Interest Income	20,869	17,850	40,643	34,736
Provision for loan losses	232	1,906	764	2,520

Net Interest Income after Provision for Loan Losses	20,637	15,944	39,879	32,216

Non-interest Income
Service charges on deposit accounts	1,335	1,085	2,573	2,084
Wire transfer fees	175	182	296	333
Interchange fees	1,663	1,366	3,121	2,468
Fiduciary activities	1,465	1,216	3,100	2,513
Gain on sale of investment securities (includes $767 for the three months ended and $875 for the six months ended June 30, 2016 and $0 for the three months ended and $124 for the six months ended June 30, 2015, related to accumulated other comprehensive earnings reclassifications)	767	—	875	124
Gain on sale of mortgage loans	3,529	2,642	5,643	5,021
Mortgage servicing income net of impairment	500	300	947	479
Increase in cash value of bank owned life insurance	351	257	696	515
Death benefit on bank owned life insurance	—	—	—	145
Other income	84	138	482	570

Total non-interest income	9,869	7,186	17,733	14,252

Non-interest Expense
Salaries and employee benefits	10,317	8,385	20,382	16,889
Net occupancy expenses	1,901	1,375	3,837	2,926
Data processing	1,134	966	2,239	1,889
Professional fees	747	660	1,578	1,187
Outside services and consultants	2,198	918	3,297	1,544
Loan expense	1,409	1,367	2,604	2,624
FDIC insurance expense	409	339	814	676
Other losses	136	150	403	105
Other expense	3,304	2,490	6,148	4,878

Total non-interest expense	21,555	16,650	41,302	32,718

Income Before Income Tax	8,951	6,480	16,310	13,750
Income tax expense (includes $268 for the three months ended and $306 for the six months ended June 30, 2016 and $0 for the three months ended and $43 for the six months ended June 30, 2015, related to income tax expense from reclassification items)	2,625	1,752	4,603	3,664

Net Income	6,326	4,728	11,707	10,086
Preferred stock dividend	—	(31)	(42)	(63)

Net Income Available to Common Shareholders	$6,326	$4,697	$11,665	$10,023

Basic Earnings Per Share	$0.52	$0.51	$0.97	$1.09
Diluted Earnings Per Share	0.52	0.49	0.96	1.04

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$6,326	$4,728	$11,707	$10,086

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(83)	511	(645)	182
Income tax effect	29	(179)	226	(64)

Changes from derivative instruments	(54)	332	(419)	118

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	2,691	(2,364)	8,637	(402)
Amortization from transfer of securities from available-for-sale to held-to-maturity securities	(248)	(158)	(477)	(272)
Reclassification adjustment for securities gains realized in income	(767)	—	(875)	(124)
Income tax effect	(511)	882	(2,550)	279

Unrealized gains (losses) on securities	949	(1,640)	4,735	(519)

Other Comprehensive Income (Loss), Net of Tax	895	(1,308)	4,316	(401)

Comprehensive Income	$7,221	$3,420	$16,023	$9,685

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2016	$12,500	$106,370	$148,685	$(723)	$266,832
Net income			11,707		11,707
Other comprehensive loss, net of tax				4,316	4,316
Redemption of preferred stock	(12,500)				(12,500)
Amortization of unearned compensation		150			150
Stock option expense		170			170
Stock issued in acquisition		14,068			14,068
Cash dividends on preferred stock (1.00%)			(42)		(42)
Cash dividends on common stock ($.30 per share)			(3,699)		(3,699)

Balances, June 30, 2016	$—	$120,758	$156,651	$3,593	$281,002

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2016	2015
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$11,707	$10,086
Items not requiring (providing) cash
Provision for loan losses	764	2,520
Depreciation and amortization	2,463	1,883
Share based compensation	170	138
Mortgage servicing rights net impairment	840	356
Premium amortization on securities available for sale, net	2,673	1,289
Gain on sale of investment securities	(875)	(124)
Gain on sale of mortgage loans	(5,643)	(5,021)
Proceeds from sales of loans	144,197	155,746
Loans originated for sale	(138,452)	(152,259)
Change in cash value of life insurance	(695)	(515)
Gain (Loss) on sale of other real estate owned	118	(206)
Net change in
Interest receivable	(355)	(577)
Interest payable	399	(36)
Other assets	(5,624)	4,099
Other liabilities	316	(1,511)

Net cash provided by operating activities	12,003	15,868

Investing Activities
Purchases of securities available for sale	(50,143)	(47,958)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	65,523	40,359
Purchases of securities held to maturity	(17,960)	—
Proceeds from maturities of securities held to maturity	12,934	1,535
Proceeds from the sale of FHLB stock	(2,231)	268
Net change in loans	(88,250)	(142,131)
Proceeds on the sale of OREO and repossessed assets	1,253	1,793
Change in premises and equipment, net	(683)	(3,587)
Acquisition of Kosciusko, net of cash received	30,437	—

Net cash used in investing activities	(49,120)	(149,721)

Financing Activities
Net change in
Deposits	78,622	102,404
Borrowings	35,310	34,115
Redemption of preferred stock	(12,500)	—
Proceeds from issuance of stock		389
Dividends paid on common shares	(3,699)	(2,611)
Dividends paid on preferred shares	(42)	(63)

Net cash provided by financing activities	97,691	134,234

Net Change in Cash and Cash Equivalents	60,574	381
Cash and Cash Equivalents, Beginning of Period	48,650	43,476

Cash and Cash Equivalents, End of Period	$109,224	$43,857

Additional Supplemental Information
Interest paid	$7,081	$6,519
Income taxes paid	4,750	3,700
Transfer of loans to other real estate owned	1,971	(1,384)
The Company purchased all of the capital stock of Kosciusko for $22,581 on June 1, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	155,413	—
Less: common stock issued	14,068	—
Cash paid for the capital stock	8,513	—
Liabilities assumed	132,832	—

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2016 and June 30, 2015 are not necessarily indicative of the operating results for the full year of 2016 or 2015. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$6,326	$4,728	$11,707	$10,086
Less: Preferred stock dividends	—	31	42	63

Net income available to common shareholders	$6,326	$4,697	$11,665	$10,023
Weighted average common shares outstanding	12,179,253	9,240,005	12,064,335	9,228,075
Basic earnings per share	$0.52	$0.51	$0.97	$1.09

Diluted earnings per share
Net income available to common shareholders	$6,326	$4,697	$11,665	$10,023
Weighted average common shares outstanding	12,179,253	9,240,005	12,064,335	9,228,075
Effect of dilutive securities:
Warrants	—	324,698	—	323,198
Restricted stock	20,721	34,892	21,050	30,816
Stock options	42,804	37,991	41,643	33,462

Weighted average shares outstanding	12,242,778	9,637,586	12,127,028	9,615,551
Diluted earnings per share	$0.52	$0.49	$0.96	$1.04

There were zero shares for both the three and six months ended June 30, 2016, respectively, and 2,500 and 41,444 for the three and six months ended June 30, 2015 which were not included in the computation of diluted earnings per share because they were non-dilutive.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2015 Annual Report on Form 10-K.

Note 2 – Acquisitions

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and Horizon Bank N.A.’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 0.95 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 2,192,202. Horizon’s stock price was $25.32 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. The Company had approximately $4.9 million in costs related to the acquisition as of December 31, 2015. These expenses were classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company increased its deposit base and reduced transaction costs. The Company also expects to reduce cost through economies of scale.

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

The results of operations of Peoples and Peoples FSB have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended June 30, 2016 and 2015 as if the Peoples and Peoples FSB acquisitions had occurred as of the beginning of the comparable prior reporting period.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2016	2015	2016	2015
Summary of Operations:
Net Interest Income	$20,869	$20,829	$40,643	$40,690
Provision for Loan Losses	232	1,936	764	2,580
Net Interest Income after Provision for Loan Losses	20,637	18,893	39,879	38,110
Non-interest Income	9,869	8,086	17,733	16,145
Non-Interest Expense	21,555	19,852	41,302	39,014
Income before Income Taxes	8,951	7,127	16,310	15,241
Income Tax Expense	2,625	1,779	4,603	3,791
Net Income	6,326	5,348	11,707	11,450
Net Income Available to Common Shareholders	$6,326	$5,317	$11,665	$11,387

Basic Earnings Per Share	$0.52	$0.46	$0.97	$0.99
Diluted Earnings Per Share	$0.52	$0.45	$0.96	$0.96

The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro forma information for the three and six months ended June 30, 2015 includes $657,000, net of tax, of operating revenue from Peoples and approximately $95,000, net of tax, of non-recurring expenses directly attributable to the Peoples acquisition.

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and Horizon Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the Merger Agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 3.0122 shares of Horizon common stock for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consists of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 582,287 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $24.85 per share of Horizon common stock, the transaction has an implied valuation of approximately $23.0 million. The Company has had approximately $1.6 million in costs related to the acquisition. These expenses are classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Kosciusko acquisition is detailed in the following table. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. If any adjustments are made to the preliminary assumptions (provisional amounts), disclosures will be made in the notes to the financial statements of the amounts recorded in the current period earnings by line item that have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

ASSETS
Cash and due from banks	$38,950
Investment securities, held to maturity	1,191
Commercial	67,310
Residential mortgage	26,244
Consumer	6,319

Total loans	99,873
Premises and equipment, net	1,466
FRB and FHLB stock	582
Goodwill	6,858
Core deposit intangible	1,867
Interest receivable	636
Cash value of life insurance	2,745
Other assets	1,245

Total assets purchased	$155,413

Common shares issued	$14,068
Cash paid	8,513

Total estimated purchase price	$22,581

LIABILITIES
Deposits
Non-interest bearing	$28,549
NOW accounts	35,213
Savings and money market	26,953
Certificates of deposits	32,771

Total deposits	123,486
Borrowings	8,303
Interest payable	55
Other liabilities	988

Total liabilities assumed	$132,832

Of the total estimated purchase price of $22.6 million, $1.9 million has been allocated to core deposit intangible. Additionally, $6.9 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over seven years on a straight line basis.

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

Pro-forma statements were not presented due to the immateriality of the transaction.

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and Horizon Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the Merger Agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.629 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consists of 65% stock and 35% cash. LaPorte Bancorp shareholders owning fewer than 100 shares of common stock received $17.50 in cash for each common share. As a result of LaPorte stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 2,280,992 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $27.54 per share of Horizon common stock, the transaction has an implied valuation of approximately $101.7 million.

As of July 18, 2016, LaPorte Bancorp had total assets of approximately $536.0 million, total deposits of approximately $370.9 million and total net loans of approximately $316.8 million.

Utilizing July 15, 2016 financials for both Horizon and LaPorte Bancorp and an estimate of the fair market value adjustments associated with the merger, Horizon would have total assets of approximately $3.5 billion, total deposits of approximately $2.5 billion and total net loans of approximately $2.2 billion on a pro forma basis. The accounting for the business combination is not yet complete and therefore all required disclosures for a business combination have not been provided.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

		Gross	Gross
June 30, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$18,384	$86	$—	$18,470
State and municipal	60,961	1,654	(4)	62,611
Federal agency collateralized mortgage obligations	151,736	2,596	(69)	154,263
Federal agency mortgage-backed pools	215,445	4,654	(276)	219,823
Corporate notes	32	40	—	72

Total available for sale investment securities	$446,558	$9,030	$(349)	$455,239

Held to maturity
State and municipal	$143,093	$7,586	$(2,606)	$148,073
Federal agency collateralized mortgage obligations	8,424	199	—	8,623
Federal agency mortgage-backed pools	22,179	1,184	—	23,363

Total held to maturity investment securities	$173,696	$8,969	$(2,606)	$180,059

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$5,940	$3	$(17)	$5,926
State and municipal	73,829	1,299	(33)	75,095
Federal agency collateralized mortgage obligations	157,291	567	(1,655)	156,203
Federal agency mortgage-backed pools	206,970	2,080	(1,346)	207,704
Corporate notes	32	22	—	54

Total available for sale investment securities	$444,062	$3,971	$(3,051)	$444,982

Held to maturity
U.S. Treasury and federal agencies	$5,859	$93	$—	$5,952
State and municipal	146,331	5,375	(253)	151,453
Federal agency collateralized mortgage obligations	9,051	27	(124)	8,954
Federal agency mortgage-backed pools	26,388	1,141	(185)	27,344

Total held to maturity investment securities	$187,629	$6,636	$(562)	$193,703

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2016, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$7,123	$7,153	$7,192	$7,232
One to five years	46,104	46,664	38,197	38,894
Five to ten years	11,351	11,804	16,807	17,152
After ten years	14,799	15,532	17,605	17,797

	79,377	81,153	79,801	81,075
Federal agency collateralized mortgage obligations	151,736	154,263	157,291	156,203
Federal agency mortgage-backed pools	215,445	219,823	206,970	207,704

Total available for sale investment securities	$446,558	$455,239	$444,062	$444,982

Held to maturity
Within one year	$—	$—	$—	$—
One to five years	20,415	20,436	17,815	18,403
Five to ten years	88,183	92,551	106,167	110,026
After ten years	34,495	35,086	28,208	28,976

	143,093	148,073	152,190	157,405
Federal agency collateralized mortgage obligations	8,424	8,623	9,051	8,954
Federal agency mortgage-backed pools	22,179	23,363	26,388	27,344

Total held to maturity investment securities	$173,696	$180,059	$187,629	$193,703

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
State and municipal	$1,763	$(2,609)	$132	$(1)	$1,895	$(2,610)
Federal agency collateralized mortgage obligations	4,059	(23)	9,079	(46)	13,138	(69)
Federal agency mortgage-backed pools	23,361	(276)	—	—	23,361	(276)

Total temporarily impaired securities	$29,183	$(2,908)	$9,211	$(47)	$38,394	$(2,955)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$5,468	$(17)	$—	$—	$5,468	$(17)
State and municipal	17,353	(280)	446	(6)	17,799	(286)
Federal agency collateralized mortgage obligations	89,459	(1,124)	25,428	(655)	114,887	(1,779)
Federal agency mortgage-backed pools	113,244	(1,212)	16,506	(319)	129,750	(1,531)

Total temporarily impaired securities	$225,524	$(2,633)	$42,380	$(980)	$267,904	$(3,613)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Sales of securities available for sale (Unaudited)
Proceeds	$17,536	$—	$25,077	$13,332
Gross gains	952	—	1,060	147
Gross losses	(185)	—	(185)	(23)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	June 30	December 31
	2016	2015
Commercial
Working capital and equipment	$416,205	$381,245
Real estate, including agriculture	424,300	391,668
Tax exempt	11,458	8,674
Other	22,617	23,408

Total	874,580	804,995
Real estate
1–4 family	489,133	433,015
Other	4,493	4,129

Total	493,626	437,144
Consumer
Auto	162,172	168,397
Recreation	5,005	5,365
Real estate/home improvement	50,121	47,015
Home equity	130,017	127,113
Unsecured	4,175	4,120
Other	12,430	10,290

Total	363,920	362,300
Mortgage warehouse	205,699	144,692

Total loans	1,937,825	1,749,131
Allowance for loan losses	(14,226)	(14,534)

Loans, net	$1,923,599	$1,734,597

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

	Loan		Deferred	Recorded
June 30, 2016	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$298,481	$1,068	$1,134	$300,683
Non owner occupied real estate	343,360	346	566	344,272
Residential spec homes	7,660	13	13	7,686
Development & spec land loans	23,171	58	16	23,245
Commercial and industrial	199,933	1,419	246	201,598

Total commercial	872,605	2,904	1,975	877,484
Residential mortgage	473,563	1,434	2,277	477,274
Residential construction	17,786	36	—	17,822
Mortgage warehouse	205,699	480	—	206,179

Total real estate	697,048	1,950	2,277	701,275
Direct installment	59,105	164	(383)	58,886
Direct installment purchased	131	—	—	131
Indirect installment	144,935	300	—	145,235
Home equity	160,955	621	(823)	160,753

Total consumer	365,126	1,085	(1,206)	365,005

Total loans	1,934,779	5,939	3,046	1,943,764
Allowance for loan losses	(14,226)	—	—	(14,226)

Net loans	$1,920,553	$5,939	$3,046	$1,929,538

	Loan		Deferred	Recorded
December 31, 2015	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$268,281	$613	$1,328	$270,222
Non owner occupied real estate	326,399	306	497	327,202
Residential spec homes	5,018	9	17	5,044
Development & spec land loans	18,183	33	26	18,242
Commercial and industrial	184,911	1,246	335	186,492

Total commercial	802,792	2,207	2,203	807,202
Residential mortgage	414,924	1,275	2,470	418,669
Residential construction	19,751	34	—	19,785
Mortgage warehouse	144,692	480	—	145,172

Total real estate	579,367	1,789	2,470	583,626
Direct installment	54,341	168	(359)	54,150
Direct installment purchased	153	—	—	153
Indirect installment	151,523	323	—	151,846
Home equity	157,164	628	(522)	157,270

Total consumer	363,181	1,119	(881)	363,419

Total loans	1,745,340	5,115	3,792	1,754,247
Allowance for loan losses	(14,534)	—	—	(14,534)

Net loans	$1,730,806	$5,115	$3,792	$1,739,713

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds. Amounts for Kosciusko were estimated as of June 30, 2016 as the final analysis of loans with deterioration was not completed.

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	June 30	June 30	June 30	June 30	June 30
	2016	2016	2016	2016	2016
	Heartland	Summit	Peoples	Kosciusko	Total
Commercial	$1,243	$5,409	$750	$7,576	$14,978
Real estate	641	1,181	281	316	2,419
Consumer	1	9	—	22	32

Outstanding balance	$1,885	$6,599	$1,031	$7,914	$17,429

Carrying amount, net of allowance of $0					$17,429

	December 31	December 31	December 31	December 31	December 31
	2015	2015	2015	2015	2015
	Heartland	Summit	Peoples	Kosciusko	Total
Commercial	$1,633	$5,567	$1,061	$—	$8,261
Real estate	693	1,216	179	—	2,088
Consumer	6	35	—	—	41

Outstanding balance	$2,332	$6,818	$1,240	$—	$10,390

Carrying amount, net of allowance of $63					$10,327

Accretable yield, or income expected to be collected for the six months ended June 30, is as follows:

	Six Months Ended June 30, 2016
	Heartland	Summit	Peoples	Kosciusko	Total
Balance at January 1	$795	$708	$555	$—	$2,058
Additions	—	—	—	950	950
Accretion	(89)	(103)	(69)	—	(261)
Reclassification from nonaccretable difference	—	—	—	—	—
Disposals	(24)	(4)	(58)	—	(86)

Balance at June 30	$682	$601	$428	$950	$2,661

	Six Months Ended June 30, 2015
	Heartland	Summit	Peoples	Kosciusko	Total
Balance at January 1	$2,400	$1,268	$—	$—	$3,668
Additions	—	—	—	—	—
Accretion	(205)	(180)	—	—	(385)
Reclassification from nonaccretable difference	—	—	—	—	—
Disposals	(117)	(49)	—	—	(166)

Balance at June 30	$2,078	$1,039	$—	$—	$3,117

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

During the six months ended June 30, 2016 and 2015, the Company decreased the allowance for loan losses on purchased loans by a recovery to the income statement of $0 and $76,000, respectively.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$14,236	$16,634	$14,534	$16,501
Loans charged-off:
Commercial
Owner occupied real estate	31	1,422	178	1,422
Non owner occupied real estate	173	—	472	16
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	—	253	39	253

Total commercial	204	1,675	689	1,691
Real estate
Residential mortgage	—	164	115	186
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	—	164	115	186
Consumer
Direct Installment	46	96	104	155
Direct Installment Purchased	—	—	—	—
Indirect Installment	279	196	555	565
Home Equity	64	304	239	504

Total consumer	389	596	898	1,224

Total loans charged-off	593	2,435	1,702	3,101
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	4	78	29	86
Non owner occupied real estate	31	—	54	—
Residential development	2	—	4	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	63	14	95	33

Total commercial	100	92	182	119
Real estate
Residential mortgage	31	3	63	5
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	31	3	63	5
Consumer
Direct Installment	28	47	44	76
Direct Installment Purchased	—	—	—	—
Indirect Installment	146	134	240	235
Home Equity	46	40	101	66

Total consumer	220	221	385	377

Total loan recoveries	351	316	630	501

Net loans charged-off (recovered)	242	2,119	1,072	2,600

Provision charged to operating expense
Commercial	(305)	2,093	(639)	2,048
Real estate	343	(29)	(249)	904
Consumer	194	(158)	1,652	(432)

Total provision charged to operating expense	232	1,906	764	2,520

Balance at the end of the period	$14,226	$16,421	$14,226	$16,421

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

June 30, 2016	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$500	$—	$—	$—	$500
Collectively evaluated for impairment	5,551	2,102	1,080	4,993	13,726
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$6,051	$2,102	$1,080	$4,993	$14,226

Loans:
Individually evaluated for impairment	$4,344	$—	$—	$—	$4,344
Collectively evaluated for impairment	873,140	495,096	206,179	365,005	1,939,420
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$877,484	$495,096	$206,179	$365,005	$1,943,764

December 31, 2015	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$202	$—	$—	$—	$202
Collectively evaluated for impairment	6,739	2,476	1,007	3,856	14,078
Loans acquired with deteriorated credit quality	254	—	—	—	254

Total ending allowance balance	$7,195	$2,476	$1,007	$3,856	$14,534

Loans:
Individually evaluated for impairment	$7,019	$—	$—	$—	$7,019
Collectively evaluated for impairment	798,454	438,454	145,172	363,419	1,745,499
Loans acquired with deteriorated credit quality	1,729	—	—	—	1,729

Total ending loans balance	$807,202	$438,454	$145,172	$363,419	$1,754,247

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

June 30, 2016	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,054	$—	$—	$—	$1,054
Non owner occupied real estate	2,901	—	243	60	3,204
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	71	—	—	—	71

Total commercial	4,026	—	243	60	4,329
Real estate
Residential mortgage	3,664	1	803	950	5,418
Residential construction	—	—	242	—	242
Mortgage warehouse	—	—	—	—	—

Total real estate	3,664	1	1,045	950	5,660
Consumer
Direct Installment	345	—	—	—	345
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	837	23	—	—	860
Home Equity	1,554	—	178	246	1,978

Total Consumer	2,736	23	178	246	3,183

Total	$10,426	$24	$1,466	$1,256	$13,172

December 31, 2015	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,749	$—	$—	$—	$1,749
Non owner occupied real estate	3,034	—	1,915	60	5,009
Residential development	—	—	—	—	—
Development & Spec Land Loans	71	—	—	—	71
Commercial and industrial	176	—	—	—	176

Total commercial	5,030	—	1,915	60	7,005
Real estate
Residential mortgage	4,354	1	824	808	5,987
Residential construction	—	—	250	—	250
Mortgage warehouse	—	—	—	—	—

Total real estate	4,354	1	1,074	808	6,237
Consumer
Direct Installment	541	—	—	—	541
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	601	27	—	—	628
Home Equity	1,736	—	183	350	2,269

Total Consumer	2,878	27	183	350	3,438

Total	$12,262	$28	$3,172	$1,218	$16,680

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $10.4 million of non-accrual loans and the $1.5 million of non-performing TDRs at June 30, 2016 were $2.1 million and $94,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to generally place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Operations Officer or the senior collection officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2016, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2016, the Company had $2.7 million in TDRs and $1.3 million were performing according to the restructured terms and zero TDRs were returned to accrual status during the first six months of 2016. There was $107,000 of specific reserves allocated to TDRs at June 30, 2016 based on the discounted cash flows or when appropriate the fair value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Six Months Ending
June 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,054	$1,054	$—	$1,062	$—	$1,079	$—
Non owner occupied real estate	476	480	—	600	1	1,331	2
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	71	71	—	320	—	325	—

Total commercial	1,601	1,605	—	1,982	1	2,735	2
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non owner occupied real estate	2,729	2,739	500	2,747	—	2,757	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	2,729	2,739	500	2,747	—	2,757	—

Total	$4,330	$4,344	$500	$4,729	$1	$5,492	$2

				Three Months Ending		Six Months Ending
June 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,605	$1,606	$—	$1,350	$17	$1,118	$17
Non owner occupied real estate	2,820	2,824	—	3,168	7	3,270	14
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	379	379	—	639	—	599	—

Total commercial	4,804	4,809	—	5,157	24	4,987	31
With an allowance recorded
Commercial
Owner occupied real estate	2,991	2,991	593	4,366	54	1,992	54
Non owner occupied real estate	1,590	1,590	200	1,590	—	1,590	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	884	884	498	1,008	—	974	—

Total commercial	5,465	5,465	1,291	6,964	54	4,556	54

Total	$10,269	$10,274	$1,291	$12,121	$78	$9,543	$85

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

June 30, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$98	$437	$—	$535	$297,946	$298,481
Non owner occupied real estate	20	—	—	20	343,340	343,360
Residential development	—	—	—	—	7,660	7,660
Development & Spec Land Loans	2	—	—	2	23,169	23,171
Commercial and industrial	—	91	—	91	199,842	199,933

Total commercial	120	528	—	648	871,957	872,605
Real estate
Residential mortgage	1,023	300	1	1,324	472,239	473,563
Residential construction	—	271	—	271	17,515	17,786
Mortgage warehouse	—	—	—	—	205,699	205,699

Total real estate	1,023	571	1	1,595	695,453	697,048
Consumer
Direct Installment	155	16	—	171	58,934	59,105
Direct Installment Purchased	—	—	—	—	131	131
Indirect Installment	493	75	23	591	144,344	144,935
Home Equity	310	134	—	444	160,511	160,955

Total consumer	958	225	23	1,206	363,920	365,126

Total	$2,101	$1,324	$24	$3,449	$1,931,330	$1,934,779

Percentage of total loans	0.11%	0.07%	0.00%	0.18%	99.82%

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$481	$18	$—	$499	$267,782	$268,281
Non owner occupied real estate	49	—	—	49	326,350	326,399
Residential development	—	—	—	—	5,018	5,018
Development & Spec Land Loans	—	—	—	—	18,183	18,183
Commercial and industrial	32	—	—	32	184,879	184,911

Total commercial	562	18	—	580	802,212	802,792
Real estate
Residential mortgage	1,121	344	1	1,466	413,458	414,924
Residential construction	—	—	—	—	19,751	19,751
Mortgage warehouse	—	—	—	—	144,692	144,692

Total real estate	1,121	344	1	1,466	577,901	579,367
Consumer
Direct Installment	106	10	—	116	54,225	54,341
Direct Installment Purchased	—	—	—	—	153	153
Indirect Installment	1,186	268	27	1,481	150,042	151,523
Home Equity	1,193	203	—	1,396	155,768	157,164

Total consumer	2,485	481	27	2,993	360,188	363,181

Total	$4,168	$843	$28	$5,039	$1,740,301	$1,745,340

Percentage of total loans	0.24%	0.05%	0.00%	0.29%	99.71%

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

For residential real estate and consumer loans, Horizon uses a grading system based on delinquency. Loans that are 90 days or more past due, on non-accrual, or are classified as a TDR are graded “Substandard.” After being 90 to 120 days delinquent a loan is charged off unless it is well secured and in the process of collection. If the latter case exists, the loan is placed on non-accrual. Occasionally a mortgage loan may be graded as “Special Mention.” When this situation arises, it is because the characteristics of the loan and the borrower fit the definition of a Risk Grade 5 described below, which is normally used for grading commercial loans. Loans not graded Substandard are considered Pass.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$282,204	$8,716	$7,561	$—	$298,481
Non owner occupied real estate	336,897	3,033	3,430	—	343,360
Residential development	7,660	—	—	—	7,660
Development & Spec Land Loans	23,171	—	—	—	23,171
Commercial and industrial	188,713	2,342	8,878	—	199,933

Total commercial	838,645	14,091	19,869	—	872,605
Real estate
Residential mortgage	468,145	—	5,418	—	473,563
Residential construction	17,544	—	242	—	17,786
Mortgage warehouse	205,699	—	—	—	205,699

Total real estate	691,388	—	5,660	—	697,048
Consumer
Direct Installment	58,760	—	345	—	59,105
Direct Installment Purchased	131	—	—	—	131
Indirect Installment	144,075	—	860	—	144,935
Home Equity	158,977	—	1,978	—	160,955

Total Consumer	361,943	—	3,183	—	365,126

Total	$1,891,976	$14,091	$28,712	$—	$1,934,779

Percentage of total loans	97.79%	0.73%	1.48%	0.00%

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$257,181	$4,954	$6,146	$—	$268,281
Non owner occupied real estate	320,216	585	5,598	—	326,399
Residential development	5,018	—	—	—	5,018
Development & Spec Land Loans	18,112	—	71	—	18,183
Commercial and industrial	180,581	693	3,637	—	184,911

Total commercial	781,108	6,232	15,452	—	802,792
Real estate
Residential mortgage	408,937	—	5,987	—	414,924
Residential construction	19,501	—	250	—	19,751
Mortgage warehouse	144,692	—	—	—	144,692

Total real estate	573,130	—	6,237	—	579,367
Consumer
Direct Installment	53,800	—	541	—	54,341
Direct Installment Purchased	153	—	—	—	153
Indirect Installment	150,895	—	628	—	151,523
Home Equity	154,895	—	2,269	—	157,164

Total Consumer	359,743	—	3,438	—	363,181

Total	$1,713,981	$6,232	$25,127	$—	$1,745,340

Percentage of total loans	98.20%	0.36%	1.44%	0.00%

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

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to- maturity transactions
Repurchase Agreements	$50,348	$25,000	$60,000	$10,000	$—	$—	$145,348
Securities lending transactions
U.S. Treasury and federal agencies	$4,038	$—	$—	$—	$—	$—	$4,038
Federal agency collateralized mortgage obligations	44,521	—	388	173	21,541	30,301	96,924
Federal agency mortgage-backed pools	15,003	—	110	2,404	21,304	28,396	67,217

Total	63,562	—	498	2,577	42,845	58,697	168,179

Total borrowings	$(13,214)	$25,000	$59,502	$7,423	$(42,845)	$(58,697)	$(22,831)

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at June 30, 2016 and December 31, 2015. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2016, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2016, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $121.7 million at June 30, 2016 and $117.3 million at December 31, 2015.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2016, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	June 30, 2016		June 30, 2016
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$5,393
Interest rate contracts	Other Assets	5,393	Other liabilities	3,786

Total derivatives designated as hedging instruments		5,393		9,179

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,111	Other liabilities	—

Total derivatives not designated as hedging instruments		1,111		—

Total derivatives		$6,504		$9,179

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,782
Interest rate contracts	Other Assets	1,782	Other liabilities	3,141

Total derivatives designated as hedging instruments		1,782		4,923

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	642	Other liabilities	—

Total derivatives not designated as hedging instruments		642		—

Total derivatives		$2,424		$4,923

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statements of income for the three and six month periods ending June 30 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30
Derivative in cash flow	2016	2015	2016	2015
hedging relationship	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	$(54)	$332	$(419)	$118

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

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative in fair value	Location of gain (loss)	2016	2015	2016	2015
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income - loans	$1,110	$(1,186)	$3,611	$(186)
Interest rate contracts	Interest income - loans	(1,110)	1,186	(3,611)	186

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative Three Months Ended June 30		Amount of Gain (Loss) Recognized on Derivative Six Months Ended June 30
Derivative not designated	Location of gain (loss)	2016	2015	2016	2015
as hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$468	$83	$471	$272

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Available for sale securities

When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, federal agency collateralized mortgage obligations and mortgage-backed pools and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model, is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Available-for-sale securities
U.S. Treasury and federal agencies	$18,470	$—	$18,470	$—
State and municipal	62,611	—	62,611	—
Federal agency collateralized mortgage obligations	154,263	—	154,263	—
Federal agency mortgage-backed pools	219,823	—	219,823	—
Corporate notes	72	—	72	—

Total available-for-sale securities	455,239	—	455,239	—
Hedged loans	116,338	—	116,338	—
Forward sale commitments	1,111	—	1,111	—
Interest rate swap agreements	(9,179)	—	(9,179)	—
Commitments to originate loans	—	—	—	—
December 31, 2015
Available-for-sale securities
U.S. Treasury and federal agencies	$5,926	$—	$5,926	$—
State and municipal	75,095	—	75,095	—
Federal agency collateralized mortgage obligations	156,203	—	156,203	—
Federal agency mortgage-backed pools	207,704	—	207,704	—
Corporate notes	54	—	54	—

Total available-for-sale securities	444,982	—	444,982	—
Hedged loans	115,472	—	115,472	—
Forward sale commitments	642	—	642	—
Interest rate swap agreements	(4,923)	—	(4,923)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
Non Interest Income	2016	2015	2016	2015
Total gains and losses from:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hedged loans	$1,110	$(1,186)	$3,611	$(186)
Fair value interest rate swap agreements	(1,110)	1,186	(3,611)	186
Derivative loan commitments	468	83	471	272

	$468	$83	$471	$272

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Impaired loans	$3,830	$—	$—	$3,830
Mortgage servicing rights	9,714	—	—	9,714
December 31, 2015
Impaired loans	$6,803	$—	$—	$6,803
Mortgage servicing rights	8,874	—	—	8,874

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $46,000 during the first six months of 2016 and decreased by $18,000 during the first six months of 2015.

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at	Valuation		Range (Weighted
	June 30, 2016	Technique	Unobservable Inputs	Average)
Impaired loans	$3,830	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$9,714	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at	Valuation		Range (Weighted
	December 31, 2015	Technique	Unobservable Inputs	Average)
Impaired loans	$6,803	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$8,874	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2016 and December 31, 2015. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	June 30, 2016
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$109,224	$109,224	$—	$—
Investment securities, held to maturity	173,696	—	180,059	—
Loans held for sale	7,812	—	—	7,812
Loans excluding loan level hedges, net	1,807,261	—	—	1,798,943
Stock in FHLB and FRB	16,636	—	16,636	—
Interest receivable	11,526	—	11,526	—
Liabilities
Non-interest bearing deposits	$397,412	$397,412	$—	$—
Interest-bearing deposits	1,684,849	—	1,656,009	—
Borrowings	492,883	—	491,538	—
Subordinated debentures	32,874	—	33,000	—
Interest payable	961	—	961	—

	December 31, 2015
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$48,650	$48,650	$—	$—
Investment securities, held to maturity	187,629	—	193,703	—
Loans held for sale	7,917	—	—	7,917
Loans excluding loan level hedges, net	1,619,125	—	—	1,703,506
Stock in FHLB and FRB	13,823	—	13,823	—
Interest receivable	10,535	—	10,535	—
Liabilities
Non-interest bearing deposits	$335,955	$335,955	$—	$—
Interest-bearing deposits	1,544,198	—	1,461,314	—
Borrowings	449,347	—	441,547	—
Subordinated debentures	32,797	—	32,996	—
Interest payable	507	—	507	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 12 – Accumulated Other Comprehensive Income

	June 30 2016	December 31 2015
Unrealized gain on securities available for sale	$8,681	$920
Unamortized gain on securities held to maturity, previously transferred from AFS	632	1,109
Unrealized loss on derivative instruments	(3,786)	(3,141)
Tax effect	(1,934)	389

Total accumulated other comprehensive income (loss)	$3,593	$(723)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For June 30, 2016, Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (June 30, 2016) and Tier I leverage ratios as set forth in the table below. As of June 30, 2016 and December 31, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2016 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Horizon and the Bank’s actual and required capital ratios as of June 30, 2016 and December 31, 2015 were as follows:

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

			Required For Capital[1]		Well Capitalized Under Prompt[1]
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total capital[1] (to risk-weighted assets)
Consolidated	$267,414	12.56%	$183,703	8.63%	N/A	N/A
Bank	257,203	12.45%	178,286	8.63%	$206,589	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	253,188	11.89%	141,130	6.63%	N/A	N/A
Bank	242,977	11.77%	136,868	6.63%	165,150	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets) Consolidated	220,120	10.34%	109,200	5.13%	N/A	N/A
Bank	242,977	11.77%	105,902	5.13%	134,184	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	253,188	9.55%	106,069	4.00%	N/A	N/A
Bank	242,977	9.18%	105,872	4.00%	132,340	5.00%
As of December 31, 2015
Total capital[1] (to risk-weighted assets)
Consolidated	$264,452	13.99%	$151,223	8.00%	N/A	N/A
Bank	237,348	12.57%	151,057	8.00%	$188,821	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	249,918	13.22%	113,427	6.00%	N/A	N/A
Bank	222,814	11.80%	113,295	6.00%	151,060	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets) Consolidated	204,350	10.81%	85,067	4.50%	N/A	N/A
Bank	222,814	11.80%	84,971	4.50%	122,737	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	249,918	9.82%	101,800	4.00%	N/A	N/A
Bank	222,814	8.77%	101,626	4.00%	127,032	5.00%

[1]	As defined by regulatory agencies

Note 14 – Preferred Stock Redemption

On February 1, 2016, Horizon completed the redemption (the “Redemption”) of all 12,500 outstanding shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “SBLF Preferred Stock”) which were held by the U.S. Department of Treasury and issued pursuant to its Small Business Lending Fund (“SBLF”). The SBLF Preferred Stock was redeemed at its liquidation value of $1,000 per share, plus accrued dividends, for a total Redemption price of $12,510,416.67. Horizon funded the Redemption using cash on hand without borrowing and without a special dividend from the Bank. Following the Redemption, Horizon does not have any shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B outstanding. The Redemption terminates Horizon’s participation in the SBLF.

Note 15 – Business Combinations

On July 12, 2016, Horizon announced the acquisition of CNB Bancorp, parent company of The Central National Bank and Trust Company (“Central National Bank & Trust”). Under the terms of the Merger Agreement, stockholders of CNB Bancorp will receive cash consideration consisting of a special dividend calculated as capital in excess of 8% of CNB Bancorp’s total assets, less certain after tax transaction costs and an amount to be paid by Horizon equal to 120% of remaining capital. These amounts will be determined as of the end of the month prior to the closing of the merger. These amounts are dependent on CNB Bancorp’s earnings and other factors, but if the cash consideration for the stockholders were calculated as of March 31, 2016, the stockholders would receive, in the aggregate, a $6.7 million special dividend and a $5.3 million payment from Horizon. As of June 30, 2016, CNB Bancorp had total assets of approximately $56.4 million.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 16 – Future Accounting Matters

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 17 – General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operation and cash flows of the Company.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

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

For the Three and Six Months ended June 30, 2016

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

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and Horizon Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the Merger Agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.629 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consists of 65% stock and 35% cash. LaPorte Bancorp shareholders owning fewer than 100 shares of common stock received $17.50 in cash for each common share. As a result of LaPorte stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 2,280,992 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $27.54 per share of Horizon common stock, the transaction has an implied valuation of approximately $101.7 million.

On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and Horizon Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the Merger Agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 3.0122 shares of Horizon common stock, or a combination of both, for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consists of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 582,287 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $24.85 per share of Horizon common stock, the transaction has an implied valuation of approximately $23.0 million.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

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

Following are some highlights of Horizon’s financial performance through the second quarter of 2016:

•	Net income for the second quarter of 2016 was $6.3 million or $.52 diluted earnings per share.

•	Excluding acquisition-related expenses and gain on sale of investment securities, net income for the second quarter of 2016 increased 38.9% compared to the same period of 2015 to $7.2 million or $.59 diluted earnings per share.

•	Net income for the first six months of 2016 was $11.7 million or $.96 diluted earnings per share.

•	Excluding acquisition-related expenses, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the first six months of 2016 increased 24.1% compared to the same period of 2015 to $13.0 million or $1.07 diluted earnings per share.

•	Total loans, excluding mortgage warehouse loans, increased 8.1% on an annualized basis during the second quarter of 2016.

•	Net interest income for the first six months of 2016 increased 17.0% or $5.9 million compared to the same period in 2015.

•	Net interest margin, excluding the impact of acquisitions (“core net interest margin”), was 3.42% for the second quarter of 2016 compared to 3.36% for the prior quarter and 3.51% for the same period in 2015.

•	Non-interest income for the first six months of 2016 increased 24.4% or $3.5 million compared to the same period in 2015.

•	Horizon’s tangible book value per share rose to $17.17 at June 30, 2016, compared to $16.53 at December 31, 2015 and $17.06 at June 30, 2015.

•	Horizon entered Fort Wayne, Indiana in the second quarter of 2016 by establishing a loan production team that will focus on commercial lending in Indiana’s second largest city.

•	On June 1, 2016, Horizon closed the acquisition of Kosciusko Financial, Inc. (“Kosciusko”) and its wholly-owned subsidiary, Farmers State Bank, headquartered in Mentone, Indiana.

•	On July 18, 2016, Horizon closed the acquisition of LaPorte Bancorp, Inc. (“LaPorte Bancorp”) and its wholly-owned subsidiary, The LaPorte Savings Bank, headquartered in La Porte, Indiana. LaPorte Bancorp’s results are not included in Horizon’s June 30, 2016 financial results.

•	On July 12, 2016, Horizon announced the pending acquisition of CNB Bancorp and its wholly-owned subsidiary, The Central National Bank and Trust Company, headquartered in Attica, Indiana.

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

And Results of Operations

For the Three and Six Months ended June 30, 2016

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2016, Horizon had core deposit intangibles of $8.7 million subject to amortization and $56.5 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2016 was $25.14 per share compared to a book value of $22.35 per common share.

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

And Results of Operations

For the Three and Six Months ended June 30, 2016

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

And Results of Operations

For the Three and Six Months ended June 30, 2016

the extent, to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment speeds and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.

Financial Condition

On June 30, 2016, Horizon’s total assets were $2.9 billion, an increase of approximately $265.7 million compared to December 31, 2015. The increase was primarily in net loans of $189.0 million and cash of $60.6 million offset partially by a decrease in investment securities of $3.7 million.

Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$18,384	$18,470	$5,940	$5,926
State and municipal	60,961	62,611	73,829	75,095
Federal agency collateralized mortgage obligations	151,736	154,263	157,291	156,203
Federal agency mortgage-backed pools	215,445	219,823	206,970	207,704
Corporate notes	32	72	32	54

Total available for sale investment securities	$446,558	$455,239	$444,062	$444,982

Held to maturity
U.S. Treasury and federal agencies	$—	$—	$5,859	$5,952
State and municipal	143,093	148,073	146,331	151,453
Federal agency collateralized mortgage obligations	8,424	8,623	9,051	8,954
Federal agency mortgage-backed pools	22,179	23,363	26,388	27,344

Total held to maturity investment securities	$173,696	$180,059	$187,629	$193,703

Total investment securities decreased by approximately $3.7 million at June 30, 2016 compared to December 31, 2015, primarily due to the cash in-flows from investment securities used to fund loan growth.

Total loans increased $188.7 million since December 31, 2015 to $1.9 billion as of June 30, 2016. This increase was the result of an increase in commercial loans of $69.6 million, mortgage warehouse loans of $61.0 million, residential mortgage loans of $56.5 million and consumer loans of $1.6 million. The growth in total loans during the six months ended June 30, 2015 is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint and market expansion as well as the loans added through the Kosciusko acquisition.

Total deposits increased $202.1 million since December 31, 2015 to $2.1 billion as of June 30, 2016. Non-interest bearing deposit accounts increased by $61.5 million, interest-bearing transaction accounts decreased by $36.0 million and time deposits increased by $104.6 million during the six months ended June 30, 2016.

The Company’s borrowings increased $43.5 million from December 31, 2015 to $492.9 million as of June 30, 2016. At June 30, 2016, the Company had $192.0 million in short-term funds borrowed compared to $206.0 million at December 31, 2015. The Company’s current balance sheet strategy is to utilize a reasonable level of short-term borrowings during extended low rate environments along with seasonal increases in municipal deposits to fund an increase in mortgage warehouse loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

Stockholders’ equity totaled $281.0 million at June 30, 2016 compared to $266.8 million at December 31, 2015. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared, as well as the stock issued in the Kosciusko acquisition. At June 30, 2016, the ratio of average stockholders’ equity to average assets was 9.94% compared to 10.32% at December 31, 2015 due to the growth in earning assets. Book value per common share at June 30, 2016 increased to $22.35 compared to $21.30 at December 31, 2015.

Results of Operations

Overview

Consolidated net income for the three-month period ended June 30, 2016 was $6.3 million compared to $4.7 million for the same period in 2015. Earnings per common share for the three months ended June 30, 2016 were $0.52 basic and $0.52 diluted, compared to $0.51 basic and $0.49 diluted for the same three-month period in the previous year. The increase in net income and earnings per share from the previous year reflects an increase in net interest income and non-interest income of $3.0 million and $2.7 million, respectively, and a decrease in the provision for loan losses of $1.7 million, partially offset by increases in non-interest expense of $4.9 million, income tax expense of $873,000 and the diluted shares outstanding primarily due to the stock issued in the Peoples and Kosciusko acquisitions. Non-interest expenses increased primarily due to an increase in salaries and employee benefits and expenses related to outside services and consultants. Excluding acquisition-related expenses and purchase accounting adjustments, gain on sale of investment securities, net income for the second quarter of 2016 was $6.9 million or $.57 diluted earnings per share compared to $4.6 million or $.49 diluted earnings per share in the same period of 2015.

Consolidated net income for the six-month period ended June 30, 2016 was $11.7 million compared to $10.1 million for the same period in 2015. Earnings per common share for the six months ended June 30, 2016 were $.97 basic and $.96 diluted, compared to $1.09 basic and $1.04 diluted for the same period of 2015. The increase in net income from the previous year reflects an increase in net interest income and non-interest income of $5.9 million and $3.5 million, respectively, and a decrease in the provision for loan losses of $1.8 million, partially offset by increases in non-interest expense of $8.6 million and income tax expense of $939,000. The decrease in diluted earnings per share compared to the same period of 2015 was due to an increase in the diluted shares outstanding primarily due to the stock issued in the Peoples and Kosciusko acquisitions. Non-interest expenses increased primarily due to an increase in salaries and employee benefits and expenses related to outside services and consultants. Excluding acquisition-related expenses and purchase accounting adjustments, and gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the six months ended June 30, 2016 was $12.3 million or $1.01 diluted earnings per share compared to $9.2 million or $.95 diluted earnings per share in the same period of 2015.

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

Net interest income during the three months ended June 30, 2016 was $20.9 million, an increase of $3.0 million from the $17.9 million earned during the same period in 2015. Yields on the Company’s interest-earning assets decreased by 23 basis points to 4.10% for the three months ending June 30, 2016 from 4.33% for the three months ended June 30, 2015. Interest income increased $3.5 million from $21.1 million for the

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

three months ended June 30, 2015 to $24.7 million for the same period in 2016. This increase was due to an increase in interest-earning assets, a $415,000 prepayment penalty received on an investment security during the second quarter, partially offset by lower yields on loans and investment securities and a decrease in interest income from acquisition-related purchase accounting adjustments from $797,000 for the three months ending June 30, 2015 to $397,000 for the same period of 2016.

Rates paid on interest-bearing liabilities decreased by 5 basis points for the three-month period ended June 30, 2016 compared to the same period in 2015 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense increased $504,000 compared to the three-month period ended June 30, 2015 to $3.8 million for the same period in 2016. This increase was due to higher average balances of interest-bearing deposits and borrowings and higher rates on borrowings, partially offset by lower rates paid on interest-bearing deposits. The net interest margin decreased 19 basis points from 3.67% for the three-month period ended June 30, 2015 to 3.48% for the same period in 2016. The decrease in the margin for the three-month period ended June 30, 2016 compared to the same period in 2015 was due to a reduction in the yield on interest-earning assets and a decrease of approximately $400,000 of interest income from acquisition-related purchase accounting adjustments. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.42% for the three-month period ending June 30, 2016 compared to 3.51% for the same period in 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$3,309	$4	0.49%	$3,597	$2	0.22%
Interest-earning deposits	28,045	59	0.85%	8,608	5	0.23%
Investment securities - taxable	469,925	2,598	2.22%	363,919	2,060	2.27%
Investment securities - non-taxable (1)	182,886	1,195	3.70%	141,784	1,079	4.24%
Loans receivable (2)(3)	1,787,189	20,794	4.69%	1,490,283	17,981	4.87%

Total interest-earning assets (1)	2,471,354	24,650	4.10%	2,008,191	21,127	4.33%
Non-interest-earning assets
Cash and due from banks	35,435			31,783
Allowance for loan losses	(14,350)			(16,756)
Other assets	223,258			157,795

	$2,715,697			$2,181,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,625,024	$1,557	0.39%	$1,255,123	$1,237	0.40%
Borrowings	400,585	1,721	1.73%	381,782	1,539	1.62%
Subordinated debentures	32,854	503	6.16%	32,699	501	6.15%

Total interest-bearing liabilities	2,058,463	3,781	0.74%	1,669,604	3,277	0.79%
Non-interest-bearing liabilities
Demand deposits	364,822			294,425
Accrued interest payable and other liabilities	22,574			13,770
Stockholders’ equity	269,838			203,214

	$2,715,697			$2,181,013

Net interest income/spread		$20,869	3.36%		$17,850	3.54%

Net interest income as a percent of average interest earning assets (1)			3.48%			3.67%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Net interest income during the six months ended June 30, 2016 was $40.6 million, an increase of $5.9 million from the $34.7 million earned during the same period in 2015. Yields on the Company’s interest-earning assets decreased by 25 basis points to 4.10% for the six months ending June 30, 2016 from 4.35% for the six months ended June 30, 2015. Interest income increased $7.0 million from $41.2 million for the six months ended June 30, 2015 to $48.2 million for the same period in 2016. This increase was due to an increase in interest-earning assets, a $415,000 prepayment penalty received on an investment security during the second quarter, partially offset by lower yields on loans and investment securities and a decrease in interest income from acquisition-related purchase accounting adjustments from $1.9 million for the six months ending June 30, 2015 to $944,000 for the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

Rates paid on interest-bearing liabilities decreased by 4 basis points for the six-month period ended June 30, 2016 compared to the same period in 2015 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense increased $1.1 million compared to the six-month period ended June 30, 2015 to $7.5 million for the same period in 2016. This increase was due to higher average balances of interest-bearing deposits and borrowings and higher rates on borrowings, partially offset by lower rates paid on interest-bearing deposits. The net interest margin decreased 21 basis points from 3.68% for the six-month period ended June 30, 2015 to 3.47% for the same period in 2016. The decrease in the margin for the six-month period ended June 30, 2016 compared to the same period in 2015 was due to a reduction in the yield on interest-earning assets and a decrease of approximately $936,000 of interest income from acquisition-related purchase accounting adjustments. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.40% for the six-month period ending June 30, 2016 compared to 3.49% for the same period in 2015.

The following are the average balance sheets for the six months ending (dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$2,853	$4	0.28%	$4,198	$11	0.53%
Interest-earning deposits	24,300	109	0.90%	9,684	10	0.21%
Investment securities - taxable	464,209	5,092	2.21%	362,250	4,200	2.34%
Investment securities - non-taxable (1)	181,660	2,432	3.64%	141,269	2,156	4.27%
Loans receivable (2)(3)	1,733,446	40,541	4.71%	1,436,886	34,843	4.90%

Total interest-earning assets (1)	2,406,468	48,178	4.10%	1,954,287	41,220	4.35%
Non-interest-earning assets
Cash and due from banks	34,246			30,396
Allowance for loan losses	(14,350)			(16,623)
Other assets	217,797			157,669

	$2,644,161			$2,125,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,571,579	$3,048	0.39%	$1,235,601	$2,469	0.40%
Borrowings	401,594	3,480	1.74%	359,436	3,018	1.69%
Subordinated debentures	32,653	1,007	6.20%	32,678	997	6.15%

Total interest-bearing liabilities	2,005,826	7,535	0.76%	1,627,715	6,484	0.80%
Non-interest-bearing liabilities
Demand deposits	350,157			282,796
Accrued interest payable and other liabilities	22,465			14,374
Stockholders’ equity	265,713			200,844

	$2,644,161			$2,125,729

Net interest income/spread		$40,643	3.34%		$34,736	3.55%

Net interest income as a percent of average interest earning assets (1)			3.47%			3.68%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended June 30, 2016, a provision of $232,000 was required to adequately fund the ALLL compared to $1.9 million for the same period of 2015. Commercial loan net charge-offs during the three-month period ended June 30, 2016 were $104,000, residential mortgage loan net charge-offs were negative $31,000 and consumer loan net charge-offs were $169,000. The lower provision for loan losses in the second quarter of 2016 compared to the same period of 2015 was due to the improvement of non-performing loans. The ALLL balance at June 30, 2016 was $14.2 million or 0.73% of total loans. This compares to an ALLL balance of $14.5 million at December 31, 2015 or 0.83% of total loans. The decrease in the ratio at June 30, 2016 compared to December 31, 2015 was due to an increase in total loans of $188.7 million, the increase in loans from the Kosciusko merger and improving credit trends.

For the six-month period ended June 30, 2016, the provision for loan losses totaled $764,000 compared to $2.5 million in the same period of 2015. The lower provision for loan losses in the second quarter of 2016 compared to the same period of 2015 was due to the improvement of non-performing loans and the charge-off of one commercial credit of $1.3 million in the first six months of 2015.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.89% as of June 30, 2016. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.32% as of June 30, 2016. The table below illustrates Horizon’s loan loss reserve ratio composition as of June 30, 2016.

Non- GAAP Allowance for Loan and Lease Loss Detail

As of June 30, 2016

(Dollars in Thousands, Unaudited)

	Horizon
	Legacy	Heartland	Summit	Peoples	Kosciusko	Total
Pre-discount loan balance	$1,591,788	$19,346	$69,137	$169,224	$99,873	$1,949,368
Allowance for loan losses (ALLL)	14,226	—	—	—	—	14,226
Loan discount	N/A	1,222	2,801	3,694	3,826	11,543

ALLL+loan discount	14,226	1,222	2,801	3,694	3,826	25,769

Loans, net	$1,577,562	$18,124	$66,336	$165,530	$96,047	$1,923,599

ALLL/ pre-discount loan balance	0.89%	0.00%	0.00%	0.00%	0.00%	0.73%
Loan discount/ pre-discount loan balance	N/A	6.32%	4.05%	2.18%	3.83%	0.59%
ALLL+loan discount/ pre-discount loan balance	0.89%	6.32%	4.05%	2.18%	3.83%	1.32%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of June 30, 2016.

Non-performing loans totaled $13.2 million as of June 30, 2016, down from $16.7 million on December 31, 2015. Compared to December 31, 2015, non-performing commercial, real estate and consumer loans decreased by $2.7 million, $577,000 and $255,000, respectively.

Other Real Estate Owned (OREO) totaled $3.5 million at June 30, 2016 compared to $3.2 million on December 31, 2015 and $471,000 on June 30, 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

Non-interest Income

The following is a summary of changes in non-interest income (three and six month table dollar amounts in thousands):

	Three Months Ended
	June 30	June 30	Amount	Percent
	2016	2015	Change	Change
Non-interest Income
Service charges on deposit accounts	$1,335	$1,085	$250	23.0%
Wire transfer fees	175	182	(7)	-3.8%
Interchange fees	1,663	1,366	297	21.7%
Fiduciary activities	1,465	1,216	249	20.5%
Gain on sale of securities	767	—	767	NM
Gain on sale of mortgage loans	3,529	2,642	887	33.6%
Mortgage servicing net of impairment	500	300	200	66.7%
Increase in cash surrender value of bank owned life insurance	351	257	94	36.6%
Other income	84	138	(54)	-39.1%

Total non-interest income	$9,869	$7,186	$2,683	37.3%

Total non-interest income was $2.7 million higher in the second quarter of 2016 compared to the same period of 2015. Service charges on deposit accounts increased $250,000, interchange fees increased by $297,000 and fiduciary activities increased $249,000, primarily due to overall company growth and increased volume. Gain on sale of securities increased $767,000 due to gains realized in the second quarter of 2016 as the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. Residential mortgage loan activity during the second quarter of 2016 generated $3.5 million of income from the gain on sale of mortgage loans, up $887,000 from the same period in 2015. The increase in the gain on sale of mortgage loans was due to an increase in the percentage earned on the sale of these loans from 3.07% in the second quarter of 2015 to 3.68% in the same period of 2016. Mortgage servicing net of impairment increased by $200,000 during the second quarter of 2016 compared to the same period of 2015 primarily due to a larger portfolio of mortgage loans serviced.

	Six Months Ended
	June 30	June 30	Amount	Percent
	2016	2015	Change	Change
Non-interest Income
Service charges on deposit accounts	$2,573	$2,084	$489	23.5%
Wire transfer fees	296	333	(37)	-11.1%
Interchange fees	3,121	2,468	653	26.5%
Fiduciary activities	3,100	2,513	587	23.4%
Gain on sale of investment securities	875	124	751	605.6%
Gain on sale of mortgage loans	5,643	5,021	622	12.4%
Mortgage servicing net of impairment	947	479	468	97.7%
Increase in cash surrender value of bank owned life insurance	696	515	181	35.1%
Death benefit on officer life insurance	—	145	(145)	100.0%
Other income	482	570	(88)	-15.4%

Total non-interest income	$17,733	$14,252	$3,481	24.4%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

Total non-interest income was $3.5 million higher in the first six months of 2016 compared to the same period of 2015. Service charges on deposit accounts increased $489,000, interchange fees increased by $653,000 and fiduciary activities increased $587,000, primarily due to overall company growth and increased volume. Gain on sale of securities increased $751,000 due to gains realized in the first six months of 2016 as the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. Residential mortgage loan activity during the first six months of 2016 generated $5.6 million of income from the gain on sale of mortgage loans, up $622,000 from the same period in 2015. The increase in the gain on sale of mortgage loans was due to an increase in the percentage earned on the sale of these loans from 3.12% in the first half of 2015 to 3.74% in the same period of 2016, partially offset by a decrease in total loans sold of $13.8 million from $152.3 million in the first half of 2015 to $138.5 million in the same period of 2016. Mortgage servicing net of impairment increased by $468,000 during the first six months of 2016 compared to the same period of 2015 primarily due to a larger portfolio of mortgage loans serviced. The cash surrender value of bank owned life insurance increased by $181,000 in the first six months of 2016 compared to the same period in 2015 due to the addition of bank owned life insurance policies as a result of the Peoples acquisition. The death benefit on bank owned life insurance decreased by $145,000 compared to the previous year due to a $145,000 death benefit on officer life insurance realized during the first six months of 2015.

Non-interest Expense

The following is a summary of changes in non-interest expense (three and six month table dollar amounts in thousands):

	Three Months Ended
	June 30	June 30	Amount	Percent
	2016	2015	Change	Change
Non-interest expense
Salaries	$7,250	$5,993	$1,257	21.0%
Commission and bonuses	1,190	1,200	(10)	-0.8%
Employee benefits	1,877	1,192	685	57.5%
Net occupancy expenses	1,901	1,375	526	38.3%
Data processing	1,134	966	168	17.4%
Professional fees	747	660	87	13.2%
Outside services and consultants	2,198	918	1,280	139.4%
Loan expense	1,409	1,367	42	3.1%
FDIC deposit insurance	409	339	70	20.6%
Other losses	136	150	(14)	-9.3%
Other expense	3,304	2,490	814	32.7%

Total non-interest expense	$21,555	$16,650	$4,905	29.5%

Total non-interest expenses were $4.9 million higher in the first three months of 2016 compared to the same period of 2015. Salaries increased by $1.3 million and employee benefits increased by $685,000 due to a larger employee base. Net occupancy expense increased $526,000 due to Horizon’s investment in growth markets and the Peoples and Kosciusko acquisitions. Data processing expenses increased $168,000 primarily due to company growth. Other expenses increased by $814,000 primarily due to company growth and one-time merger-related expenses. Outside services and consultants expense increased by $1.3 million due to the one-time fees associated with Kosciusko and LaPorte Bancorp acquisitions. One-time non-interest expense related to the Kosciusko and LaPorte Bancorp acquisitions totaled $1.9 million in the second quarter of 2016 compared to $570,000 in one-time fees associated with the Peoples acquisition in the same period of 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

	Six Months Ended
	June 30	June 30	Amount	Percent
	2016	2015	Change	Change
Non-interest expense
Salaries	$14,136	$11,626	$2,510	21.6%
Commission and bonuses	2,265	2,367	(102)	-4.3%
Employee benefits	3,981	2,896	1,085	37.5%
Net occupancy expenses	3,837	2,926	911	31.1%
Data processing	2,239	1,889	350	18.5%
Professional fees	1,578	1,187	391	32.9%
Outside services and consultants	3,297	1,544	1,753	113.5%
Loan expense	2,604	2,624	(20)	-0.8%
FDIC deposit insurance	814	676	138	20.4%
Other losses	403	105	298	283.8%
Other expense	6,148	4,878	1,270	26.0%

Total non-interest expense	$41,302	$32,718	$8,584	26.2%

Total non-interest expenses were $8.6 million higher in the first six months of 2016 compared to the same period of 2015. Salaries increased by $2.5 million and employee benefits increased by $1.1 million due to a larger employee base. Net occupancy expense increased $911,000 due to Horizon’s investment in growth markets and the Peoples and Koscisuko acquisitions. Data processing expenses increased $350,000 and FDIC deposit insurance increase by $138,000 primarily due to company growth. Other losses increased by $298,000 primarily due to higher debit card losses and a trust settlement. Other expenses increased by $1.3 million primarily due to company growth and one-time merger-related expenses. Commission and bonuses decreased by $102,000 due to a decrease in loan volume and incentive pay. Outside services and consultants expense increased by $1.8 million due to the one-time fees associated with Kosciusko and LaPorte Bancorp acquisitions. One-time non-interest expense related to the Kosciusko and LaPorte Bancorp acquisitions totaled $2.5 million in the first six months of 2016 compared to $716,000 in one-time fees associated with the Peoples acquisition in the same period of 2015.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2016, cash and cash equivalents increased by approximately $60.6 million. At June 30, 2016, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $300.6 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $253.2 million at December 31, 2015 and $361.7 million at June 30, 2015.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2016. Stockholders’ equity totaled $281.0 million as of June 30, 2016, compared to $266.8 million as of December 31, 2015. For the six months ended June 30, 2016, the ratio of average stockholders’ equity to average assets was 9.94% compared to 10.32% for the twelve months ended December 31, 2015. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared, as well as the stock issued in the Kosciusko acquisition.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

On February 1, 2016, the Company paid off the $12.5 million in funds received through the Small Business Lending Fund with cash from the holding company, thereby ending its participation in the program, pursuant to which it issued preferred stock to the US Treasury. The funds were paid off due to an increase in the dividend cost that would have gone in effect at the end of February 2016. For the six months ending June 30, 2016, the dividend cost was $42,000 or 1.0% annualized and included the acceleration of interest due to the payoff.

Horizon declared common stock dividends in the amount of $0.30 per share during the first six months of 2016 compared to $0.28 per share for the same period of 2015. The dividend payout ratio (dividends as a percent of basic earnings per share) was 31.0% and 25.8% for the first six months of 2016 and 2015, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2015.

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

Non-GAAP Reconciliation of Net Interest Margin

(dollar in thousands)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30
	2016	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Interest Margin As Reported
Net interest income	$20,869	$19,774	$17,850	$40,643	$34,736
Average interest-earning assets	2,471,354	2,367,250	2,008,191	2,406,468	1,954,287
Net interest income as a percent of average interest-earning assets (“Net Interest Margin”)	3.48%	3.45%	3.67%	3.47%	3.68%
Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(397)	$(547)	$(797)	$(944)	$(1,880)
Excluding Impact of Acquisitions
Net interest income	$20,472	$19,227	$17,053	$39,699	$32,856
Average interest-earning assets	2,471,354	2,367,250	2,008,191	2,406,468	1,954,287
Core Net Interest Margin	3.42%	3.36%	3.51%	3.40%	3.49%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2016

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands Except per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Non-GAAP Reconciliation of Net Income
Net income as reported	$6,326	$4,728	$11,707	$10,086
Merger expenses	1,881	570	2,520	716
Tax effect	(531)	(132)	(696)	(183)

Net income excluding merger expenses	7,676	5,166	13,531	10,619
Gain on sale of investment securities	(767)	—	(875)	(124)
Tax effect	268	—	306	43

Net income excluding gain on sale of investment securities	7,177	5,166	12,962	10,538
Death benefit on bank owned life insurance (“BOLI”)	—	—	—	(145)
Tax effect	—	—	—	51

Net income excluding death benefit on BOLI	7,177	5,166	12,962	10,444

Acquisition-related purchase accounting adjustments (“PAUs”)	(397)	(797)	(944)	(1,880)
Tax effect	139	279	330	658

Net income excluding PAUs	$6,919	$4,648	$12,348	$9,222

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.52	$0.49	$0.96	$1.04
Merger expenses	0.15	0.06	0.21	0.07
Tax effect	(0.04)	(0.01)	(0.06)	(0.02)

Diluted earnings per share excluding merger expenses	0.63	0.54	1.11	1.09
Gain on sale of investment securities	(0.06)	—	(0.07)	(0.01)
Tax effect	0.02	—	0.03	0.00

Net income excluding gain on sale of investment securities	0.59	0.54	1.07	1.09
Death benefit on BOLI	—	—	—	(0.02)
Tax effect	—	—	—	0.01

Net income excluding death benefit on BOLI	0.59	0.54	1.07	1.08

Acquisition-related PAUs	(0.03)	(0.08)	(0.09)	(0.20)
Tax effect	0.01	0.03	0.03	0.07

Diluted earnings per share excluding PAUs	$0.57	$0.49	$1.01	$0.95

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Six Months ended June 30, 2016

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2015 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2015 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2016, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2016, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months ended June 30, 2016

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

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months ended June 30, 2016

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed May 10, 2016)

3.2	Amended and Restated Bylaws of Horizon Bancorp (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed April 18, 2013)

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: August 9, 2016	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 9, 2016	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location
Exhibit 3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed May 10, 2016

Exhibit 3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed April 18, 2013

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached