Form 10-Q
period 2016-09-30
HORIZON BANCORP /IN/
filed 2016-11-09
CIK 706129

HORIZON BANCORP

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,172,103 shares of Common Stock, no par value, at November 9, 2016.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 30 2016	December 31 2015
	(Unaudited)
Assets
Cash and due from banks	$83,721	$48,650
Investment securities, available for sale	557,213	444,982
Investment securities, held to maturity (fair value of $194,294 and $193,703)	187,027	187,629
Loans held for sale	7,369	7,917
Loans, net of allowance for loan losses of $14,524 and $14,534	2,175,995	1,734,597
Premises and equipment, net	67,265	60,798
Federal Reserve and Federal Home Loan Bank stock	20,877	13,823
Goodwill	74,308	49,600
Other intangible assets	9,583	7,371
Interest receivable	12,702	10,535
Cash value of life insurance	73,661	54,504
Other assets	55,929	31,995

Total assets	$3,325,650	$2,652,401

Liabilities
Deposits
Non-interest bearing	$479,771	$335,955
Interest bearing	1,856,391	1,544,198

Total deposits	2,336,162	1,880,153
Borrowings	569,908	449,347
Subordinated debentures	37,418	32,797
Interest payable	1,015	507
Other liabilities	35,411	22,765

Total liabilities	2,979,914	2,385,569

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Series B shares $.01 par value, $1,000 liquidation value Issued 0 and 12,500 shares	—	12,500
Common stock, no par value Authorized, 66,000,000 shares (Restated - See Note 1) Issued, 22,172,103 and 17,992,986 shares (Restated - See Note 1) Outstanding, 22,143,228 and 17,909,831 shares (Restated - See Note 1)	—	—
Additional paid-in capital	181,901	106,370
Retained earnings	161,026	148,685
Accumulated other comprehensive income (loss)	2,809	(723)

Total stockholders’ equity	345,736	266,832

Total liabilities and stockholders’ equity	$3,325,650	$2,652,401

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$25,313	$20,297	$65,854	$55,140
Investment securities
Taxable	2,498	2,156	7,703	6,377
Tax exempt	1,151	1,125	3,583	3,281

Total interest income	28,962	23,578	77,140	64,798

Interest Expense
Deposits	1,875	1,566	4,923	4,035
Borrowed funds	2,128	1,729	5,608	4,747
Subordinated debentures	549	507	1,556	1,504

Total interest expense	4,552	3,802	12,087	10,286

Net Interest Income	24,410	19,776	65,053	54,512
Provision for loan losses	455	300	1,219	2,820

Net Interest Income after Provision for Loan Losses	23,955	19,476	63,834	51,692

Non-interest Income
Service charges on deposit accounts	1,483	1,359	4,056	3,443
Wire transfer fees	292	160	588	493
Interchange fees	2,016	1,625	5,137	4,093
Fiduciary activities	1,653	1,520	4,753	4,033
Gain on sale of investment securities (includes $0 for the three months ended and $875 for the nine months ended September 30, 2016 and $0 for the three months ended and $124 for the nine months ended September 30, 2015, related to accumulated other comprehensive earnings reclassifications)	—	—	875	124
Gain on sale of mortgage loans	3,528	2,794	9,171	7,815
Mortgage servicing income net of impairment	409	246	1,356	725
Increase in cash value of bank owned life insurance	449	374	1,145	889
Death benefit on bank owned life insurance	—	—	—	145
Other income	226	322	708	892

Total non-interest income	10,056	8,400	27,789	22,652

Non-interest Expense
Salaries and employee benefits	12,210	10,652	32,592	27,541
Net occupancy expenses	2,174	1,723	6,011	4,649
Data processing	1,616	1,281	3,855	3,170
Professional fees	612	409	2,190	1,596
Outside services and consultants	2,686	3,209	5,983	4,753
Loan expense	1,482	1,351	4,086	3,975
FDIC insurance expense	465	423	1,279	1,099
Other losses	107	246	510	351
Other expense	3,468	2,941	9,616	7,819

Total non-interest expense	24,820	22,235	66,122	54,953

Income Before Income Tax	9,191	5,641	25,501	19,391
Income tax expense (includes $0 for the three months ended and $306 for the nine months ended September 30, 2016 and $0 for the three months ended and $43 for the nine months ended September 30, 2015, related to income tax expense from reclassification items)	2,589	1,353	7,192	5,017

Net Income	6,602	4,288	18,309	14,374
Preferred stock dividend	—	(31)	(42)	(94)

Net Income Available to Common Shareholders	$6,602	$4,257	$18,267	$14,280

Basic Earnings Per Share (Restated - See Note 1)	$0.31	$0.24	$0.95	$0.95
Diluted Earnings Per Share (Restated - See Note 1)	0.30	0.24	0.94	0.92

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$6,602	$4,288	$18,309	$14,374

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	803	(516)	158	(334)
Income tax effect	(281)	181	(55)	117

Changes from derivative instruments	522	(335)	103	(217)

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(1,927)	1,781	6,712	1,379
Amortization from transfer of securities from available-for-sale to held-to-maturity securities	(83)	(203)	(560)	(475)
Reclassification adjustment for securities gains realized in income	—	—	(875)	(124)
Income tax effect	704	(552)	(1,848)	(273)

Unrealized gains (losses) on securities	(1,306)	1,026	3,429	507

Other Comprehensive Income (Loss), Net of Tax	(784)	691	3,532	290

Comprehensive Income	$5,818	$4,979	$21,841	$14,664

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2016	$12,500	$106,370	$148,685	$(723)	$266,832
Net income			18,309		18,309
Other comprehensive income, net of tax				3,532	3,532
Redemption of preferred stock	(12,500)				(12,500)
Amortization of unearned compensation		222			222
Stock option expense		247			247
Stock issued stock plans		286			286
Stock issued in KFI acquisition		14,470			14,470
Stock issued in LPSB acquisition		60,306			60,306
Cash dividends on preferred stock (1.00%)			(42)		(42)
Cash dividends on common stock ($.30 per share)			(5,926)		(5,926)

Balances, September 30, 2016	$—	$181,901	$161,026	$2,809	$345,736

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2016	2015
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$18,309	$14,374
Items not requiring (providing) cash
Provision for loan losses	1,219	2,820
Depreciation and amortization	3,790	3,020
Share based compensation	247	216
Mortgage servicing rights net impairment	840	389
Premium amortization on securities available for sale, net	4,389	2,192
Gain on sale of investment securities	(875)	(124)
Gain on sale of mortgage loans	(9,171)	(7,815)
Proceeds from sales of loans	246,435	247,512
Loans originated for sale	(236,719)	(239,137)
Change in cash value of life insurance	(1,145)	(868)
Gain (Loss) on sale of other real estate owned	118	(214)
Net change in
Interest receivable	(687)	(1,337)
Interest payable	275	(28)
Other assets	(16,641)	(61)
Other liabilities	1,015	1,020

Net cash provided by operating activities	11,399	21,959

Investing Activities
Purchases of securities available for sale	(152,283)	(170,391)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	88,330	61,785
Purchases of securities held to maturity	(35,598)	(26,128)
Proceeds from maturities of securities held to maturity	14,654	7,155
Change in FHLB stock	(2,443)	268
Net change in loans	(26,920)	(123,326)
Proceeds on the sale of OREO and repossessed assets	1,524	2,425
Change in premises and equipment, net	(1,719)	(4,757)
Acquisition of Peoples, net of cash received	—	182,413
Acquisition of Kosciusko, net of cash received	30,437	—
Acquisition of LaPorte, net of cash received	116,521	—

Net cash provided by (used in) investing activities	32,503	(70,556)

Financing Activities
Net change in
Deposits	(37,495)	79,669
Borrowings	46,846	(26,064)
Redemption of preferred stock	(12,500)	—
Proceeds from issuance of stock	286	4,178
Dividends paid on common shares	(5,926)	(4,413)
Dividends paid on preferred shares	(42)	(94)

Net cash provided by (used in) financing activities	(8,831)	53,276

Net Change in Cash and Cash Equivalents	35,071	4,679
Cash and Cash Equivalents, Beginning of Period	48,650	43,476

Cash and Cash Equivalents, End of Period	$83,721	$48,155

Additional Supplemental Information
Interest paid	$11,579	$10,292
Income taxes paid	7,310	4,900
Transfer of loans to other real estate owned	3,035	2,825

The Company purchased all of the capital stock of Kosciusko for $22,983 on June 1, 2016 and Peoples for $78,147 on July 1, 2015. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	155,873	485,077
Less: common stock issued	14,470	22,641
Cash paid for the capital stock	8,513	55,506
Liabilities assumed	132,890	406,930

The Company purchased all of the capital stock of LaPorte Bancorp for $98,634 on July 18, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	546,770	—
Less: common stock issued	60,306	—
Cash paid for the capital stock	38,328	—
Liabilities assumed	448,136	—

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2016 and September 30, 2015 are not necessarily indicative of the operating results for the full year of 2016 or 2015. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

On October 18, 2016, the Board of Directors of the Company approved a three-for-two stock split of the Company’s authorized common stock, no par value. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this three-for-two stock split. The effect of the three-for-two stock split on the outstanding common shares is that shareholders of record as of the close of business on October 31, 2016, the record date, will receive an additional half share of common stock held, with shareholders receiving cash in lieu of any fractional shares. The additional shares issued in the stock split are expected to be payable and issued on November 14, 2016, and that the common shares will begin trading on a split-adjusted basis on or about November 15, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$6,602	$4,288	$18,309	$14,374
Less: Preferred stock dividends	—	31	42	94

Net income available to common shareholders	$6,602	$4,257	$18,267	$14,280

Weighted average common shares outstanding(1)	21,538,752	17,408,964	19,252,295	15,044,129

Basic earnings per share	$0.31	$0.24	$0.95	$0.95

Diluted earnings per share
Net income available to common shareholders	$6,602	$4,257	$18,267	$14,280

Weighted average common shares outstanding(1)	21,538,752	17,408,964	19,252,295	15,044,129
Effect of dilutive securities:
Warrants	—	321,888	—	436,044
Restricted stock	33,650	50,207	27,590	46,092
Stock options	79,551	58,823	66,491	54,446

Weighted average shares outstanding	21,651,953	17,839,882	19,346,376	15,580,711

Diluted earnings per share	$0.30	$0.24	$0.94	$0.92

(1)	Adjusted for 3:2 stock split on November 14, 2016

There were no shares for both the three and nine months ended September 30, 2016, respectively, and 3,750 for both the three and nine months ended September 30, 2015 which were not included in the computation of diluted earnings per share because they were non-dilutive.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2015 Annual Report on Form 10-K.

Note 2 – Acquisitions

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and Horizon Bank N.A.’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 1.425 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 3,288,303. Horizon’s stock price was $16.88 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. The Company had approximately $4.9 million in costs related to the acquisition as of December 31, 2015. These expenses were classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company increased its deposit base and reduced transaction costs. The Company also expects to reduce cost through economies of scale.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The results of operations of Peoples and Peoples FSB have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended September 30, 2016 and 2015 as if the Peoples and Peoples FSB acquisitions had occurred as of the beginning of the comparable prior reporting period.

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2016	2015	2016	2015
Summary of Operations:
Net Interest Income	$24,410	$19,776	$65,053	$60,466
Provision for Loan Losses	455	300	1,219	2,880

Net Interest Income after Provision for Loan Losses	23,955	19,476	63,834	57,586
Non-interest Income	10,056	8,400	27,789	24,545
Non-Interest Expense	24,820	22,235	66,122	61,192

Income before Income Taxes	9,191	5,641	25,501	20,939
Income Tax Expense	2,589	1,353	7,192	5,164

Net Income	6,602	4,288	18,309	15,776
Net Income Available to Common Shareholders	$6,602	$4,257	$18,267	$15,682

Basic Earnings Per Share	$0.31	$0.24	$0.95	$0.91
Diluted Earnings Per Share	$0.30	$0.24	$0.94	$0.89

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

On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and Horizon Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the Merger Agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 4.5183 shares of Horizon common stock for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consisted of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 873,430 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $16.57 per share of Horizon common stock, the transaction has an implied valuation of approximately $23.0 million. The Company has had approximately $1.6 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Kosciusko acquisition is detailed in the following table. The final valuation numbers were received in September 2016 which changed the goodwill estimate from $6.9 million to $6.4 million.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

ASSETS
Cash and due from banks	$38,950
Investment securities, held to maturity	1,191

Commercial	70,006
Residential mortgage	26,244
Consumer	6,319

Total loans	102,569

Premises and equipment, net	1,466
FRB and FHLB stock	582
Goodwill	6,443
Core deposit intangible	526
Interest receivable	636
Cash value of life insurance	2,745
Other assets	765

Total assets purchased	$155,873

Common shares issued	$14,470
Cash paid	8,513

Total estimated purchase price	$22,983

LIABILITIES
Deposits
Non-interest bearing	$27,871
NOW accounts	35,213
Savings and money market	26,953
Certificates of deposits	32,771

Total deposits	122,808

Borrowings	9,038
Interest payable	55
Other liabilities	989

Total liabilities assumed	$132,890

Of the total estimated purchase price of $23.0 million, $526,000 has been allocated to core deposit intangible. Additionally, $6.4 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over seven years on a straight line basis.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 as of June 1, 2016.

Contractually required principal and interest at acquisition	$2,682
Contractual cash flows not expected to be collected (nonaccretable differences)	25

Expected cash flows at acquisition	2,657
Interest component of expected cash flows (accretable discount)	634

Fair value of acquired loans accounted for under ASC 310-30	$2,023

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

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and Horizon Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the Merger Agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.9435 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte Bancorp stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 3,421,488 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $18.36 per share of Horizon common stock, less the consideration used to pay off LaPorte’s ESOP loan receivable, the transaction has an implied valuation of approximately $98.6 million.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the LaPorte Bancorp acquisition is detailed in the following table. Final estimates of fair value on the date of acquisition have not been received yet. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. If any adjustments are made to the preliminary assumptions (provisional amounts), disclosures will be made in the notes to the financial statements of the amounts recorded in the current period earnings by line item that have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

ASSETS
Cash and due from banks	$154,849
Investment securities, held to maturity	23,779

Commercial	154,223
Residential mortgage	42,603
Consumer	16,801
Mortgage Warehousing	99,752

Total loans	313,379

Premises and equipment, net	6,022
FHLB stock	4,029
Goodwill	18,265
Core deposit intangible	2,514
Interest receivable	844
Cash value of life insurance	15,267
Other assets	7,822

Total assets purchased	$546,770

Common shares issued	$60,306
Cash paid	38,328

Total estimated purchase price	$98,634

LIABILITIES
Deposits
Non-interest bearing	$66,733
NOW accounts	99,346
Savings and money market	117,688
Certificates of deposits	86,929

Total deposits	370,696

Borrowings	64,793
Interest payable	178
Subordinated debt	4,504
Other liabilities	7,965

Total liabilities assumed	$448,136

Of the total estimated purchase price of $98.6 million, $2.5 million has been allocated to core deposit intangible. Additionally, $18.3 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over seven years on a straight line basis.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table details an estimate of the acquired loans that are accounted for in accordance with ASC 310-30 as of July 18, 2016. Final valuation estimates have not yet been determined for acquired loans as of September 30, 2016. If information becomes available which would indicate adjustments to the purchase price allocation, such adjustments would be made prospectively.

Contractually required principal and interest at acquisition	$12,551
Contractual cash flows not expected to be collected (nonaccretable differences)	3,411

Expected cash flows at acquisition	9,140
Interest component of expected cash flows (accretable discount)	1,736

Fair value of acquired loans accounted for under ASC 310-30	$7,404

Estimates of certain loans, those for which specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

The results of operations of LaPorte Bancorp and The LaPorte Savings Bank have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended September 30, 2016 and 2015 as if the LaPorte Bancorp and The LaPorte Savings Bank acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2016	2015	2016	2015
Summary of Operations:
Net Interest Income	$25,044	$23,981	$74,512	$67,243
Provision for Loan Losses	455	400	1,219	3,075

Net Interest Income after Provision for Loan Losses	24,589	23,581	73,293	64,168
Non-interest Income	11,056	9,099	33,052	24,767
Non-Interest Expense	31,611	25,541	80,937	64,956

Income before Income Taxes	4,034	7,139	25,408	23,979
Income Tax Expense	1,855	1,670	8,070	5,932

Net Income	2,179	5,469	17,338	18,047
Net Income Available to Common Shareholders	$2,179	$5,438	$17,296	$17,953

Basic Earnings Per Share	$0.10	$0.31	$0.90	$1.19
Diluted Earnings Per Share	$0.10	$0.30	$0.89	$1.15

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$27,383	$54	$(15)	$27,422
State and municipal	62,825	1,321	(107)	64,039
Federal agency collateralized mortgage obligations	188,072	1,894	(282)	189,684
Federal agency mortgage-backed pools	272,144	4,240	(411)	275,973
Corporate notes	32	63	—	95

Total available for sale investment securities	$550,456	$7,572	$(815)	$557,213

Held to maturity
State and municipal	$158,543	$6,718	$(761)	$164,500
Federal agency collateralized mortgage obligations	6,828	144	—	6,972
Federal agency mortgage-backed pools	21,656	1,166	—	22,822

Total held to maturity investment securities	$187,027	$8,028	$(761)	$194,294

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$5,940	$3	$(17)	$5,926
State and municipal	73,829	1,299	(33)	75,095
Federal agency collateralized mortgage obligations	157,291	567	(1,655)	156,203
Federal agency mortgage-backed pools	206,970	2,080	(1,346)	207,704
Corporate notes	32	22	—	54

Total available for sale investment securities	$444,062	$3,971	$(3,051)	$444,982

Held to maturity
U.S. Treasury and federal agencies	$5,859	$93	$—	$5,952
State and municipal	146,331	5,375	(253)	151,453
Federal agency collateralized mortgage obligations	9,051	27	(124)	8,954
Federal agency mortgage-backed pools	26,388	1,141	(185)	27,344

Total held to maturity investment securities	$187,629	$6,636	$(562)	$193,703

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2016, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$6,921	$6,953	$7,192	$7,232
One to five years	52,105	52,482	38,197	38,894
Five to ten years	12,934	13,325	16,807	17,152
After ten years	18,280	18,796	17,605	17,797

	90,240	91,556	79,801	81,075
Federal agency collateralized mortgage obligations	188,072	189,684	157,291	156,203
Federal agency mortgage-backed pools	272,144	275,973	206,970	207,704

Total available for sale investment securities	$550,456	$557,213	$444,062	$444,982

Held to maturity
Within one year	$—	$—	$—	$—
One to five years	22,801	23,965	17,815	18,403
Five to ten years	88,924	93,501	106,167	110,026
After ten years	46,818	47,034	28,208	28,976

	158,543	164,500	152,190	157,405
Federal agency collateralized mortgage obligations	6,828	6,972	9,051	8,954
Federal agency mortgage-backed pools	21,656	22,822	26,388	27,344

Total held to maturity investment securities	$187,027	$194,294	$187,629	$193,703

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$6,594	$(15)	$—	$—	$6,594	$(15)
State and municipal	26,360	(868)	—	—	26,360	(868)
Federal agency collateralized mortgage obligations	48,837	(184)	12,304	(98)	61,141	(282)
Federal agency mortgage-backed pools	47,054	(365)	6,779	(46)	53,833	(411)

Total temporarily impaired securities	$128,845	$(1,432)	$19,083	$(144)	$147,928	$(1,576)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$5,468	$(17)	$—	$—	$5,468	$(17)
State and municipal	17,353	(280)	446	(6)	17,799	(286)
Federal agency collateralized mortgage obligations	89,459	(1,124)	25,428	(655)	114,887	(1,779)
Federal agency mortgage-backed pools	113,244	(1,212)	16,506	(319)	129,750	(1,531)

Total temporarily impaired securities	$225,524	$(2,633)	$42,380	$(980)	$267,904	$(3,613)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Sales of securities available for sale (Unaudited)
Proceeds	$—	$—	$25,077	$13,332
Gross gains	—	—	1,060	147
Gross losses	—	—	(185)	(23)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	September 30	December 31
	2016	2015
Commercial
Working capital and equipment	$440,599	$381,245
Real estate, including agriculture	564,602	391,668
Tax exempt	12,621	8,674
Other	29,628	23,408

Total	1,047,450	804,995

Real estate
1–4 family	523,721	433,015
Other	6,441	4,129

Total	530,162	437,144

Consumer
Auto	167,541	168,397
Recreation	5,458	5,365
Real estate/home improvement	55,505	47,015
Home equity	140,156	127,113
Unsecured	4,230	4,120
Other	13,141	10,290

Total	386,031	362,300

Mortgage warehouse	226,876	144,692

Total loans	2,190,519	1,749,131
Allowance for loan losses	(14,524)	(14,534)

Loans, net	$2,175,995	$1,734,597

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

	Loan		Deferred	Recorded
September 30, 2016	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$321,762	$1,151	$1,192	$324,105
Non owner occupied real estate	457,555	627	529	458,711
Residential spec homes	7,949	20	6	7,975
Development & spec land loans	39,798	79	74	39,951
Commercial and industrial	218,414	1,992	171	220,577

Total commercial	1,045,478	3,869	1,972	1,051,319

Residential mortgage	506,545	1,599	2,556	510,700
Residential construction	21,061	38	—	21,099
Mortgage warehouse	226,876	498	—	227,374

Total real estate	754,482	2,135	2,556	759,173

Direct installment	66,495	178	(439)	66,234
Direct installment purchased	124	—	—	124
Indirect installment	147,829	296	—	148,125
Home equity	172,905	665	(883)	172,687

Total consumer	387,353	1,139	(1,322)	387,170

Total loans	2,187,313	7,143	3,206	2,197,662
Allowance for loan losses	(14,524)	—	—	(14,524)

Net loans	$2,172,789	$7,143	$3,206	$2,183,138

	Loan		Deferred	Recorded
December 31, 2015	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$268,281	$613	$1,328	$270,222
Non owner occupied real estate	326,399	306	497	327,202
Residential spec homes	5,018	9	17	5,044
Development & spec land loans	18,183	33	26	18,242
Commercial and industrial	184,911	1,246	335	186,492

Total commercial	802,792	2,207	2,203	807,202

Residential mortgage	414,924	1,275	2,470	418,669
Residential construction	19,751	34	—	19,785
Mortgage warehouse	144,692	480	—	145,172

Total real estate	579,367	1,789	2,470	583,626

Direct installment	54,341	168	(359)	54,150
Direct installment purchased	153	—	—	153
Indirect installment	151,523	323	—	151,846
Home equity	157,164	628	(522)	157,270

Total consumer	363,181	1,119	(881)	363,419

Total loans	1,745,340	5,115	3,792	1,754,247
Allowance for loan losses	(14,534)	—	—	(14,534)

Net loans	$1,730,806	$5,115	$3,792	$1,739,713

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds. Amounts for LaPorte were estimated as of September 30, 2016 as the final analysis of loans with deterioration was not completed.

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	September 30	September 30	September 30	September 30	September 30	September 30
	2016	2016	2016	2016	2016	2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Commercial	$867	$5,323	$724	$1,667	$5,731	$14,312
Real estate	605	989	204	492	1,673	3,963
Consumer	2	9	—	—	—	11

Outstanding balance	$1,474	$6,321	$928	$2,159	$7,404	$18,286

Carrying amount, net of allowance of $0						$18,286

	December 31	December 31	December 31	December 31	December 31	December 31
	2015	2015	2015	2015	2015	2015
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Commercial	$1,633	$5,567	$1,061	$—	$—	$8,261
Real estate	693	1,216	179	—	—	2,088
Consumer	6	35	—	—	—	41

Outstanding balance	$2,332	$6,818	$1,240	$—	$—	$10,390

Carrying amount, net of allowance of $63						$10,327

Accretable yield, or income expected to be collected for the nine months ended September 30, is as follows:

	Nine Months Ended September 30, 2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Balance at January 1	$795	$708	$555	$—	$—	$2,058
Additions	—	—	—	634	1,736	2,370
Accretion	(127)	(139)	(92)	(38)	—	(396)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Disposals	(74)	(35)	(59)	(23)	—	(191)

Balance at September 30	$594	$534	$404	$573	$1,736	$3,841

	Nine Months Ended September 30, 2015
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Balance at January 1	$2,400	$1,268	$—	$—	$—	$3,668
Additions	—	—	647	—	—	647
Accretion	(272)	(254)	—	—	—	(526)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Disposals	(1,210)	(237)	—	—	—	(1,447)

Balance at September 30	$918	$777	$647	$—	$—	$2,342

During the nine months ended September 30, 2016 and 2015, the Company decreased the allowance for loan losses on purchased loans by a recovery to the income statement of $0 and $87,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$14,226	$16,421	$14,534	$16,501
Loans charged-off:
Commercial
Owner occupied real estate	4	56	182	1,478
Non owner occupied real estate	(1)	—	471	16
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	8	38	47	291

Total commercial	11	94	700	1,785
Real estate
Residential mortgage	12	101	127	287
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	12	101	127	287
Consumer
Direct Installment	55	51	159	206
Direct Installment Purchased	—	—	—	—
Indirect Installment	296	218	851	783
Home Equity	32	262	271	766

Total consumer	383	531	1,281	1,755

Total loans charged-off	406	726	2,108	3,827

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	2	8	31	94
Non owner occupied real estate	1	1	55	1
Residential development	2	—	6	—
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	12	8	107	41

Total commercial	17	17	199	136
Real estate
Residential mortgage	12	5	75	10
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	12	5	75	10
Consumer
Direct Installment	26	15	70	91
Direct Installment Purchased	—	—	—	—
Indirect Installment	160	112	400	347
Home Equity	34	24	135	90

Total consumer	220	151	605	528

Total loan recoveries	249	173	879	674

Net loans charged-off (recovered)	157	553	1,229	3,153

Provision charged to operating expense
Commercial	165	532	(471)	2,580
Real estate	102	(955)	(147)	(51)
Consumer	188	723	1,837	291

Total provision charged to operating expense	455	300	1,219	2,820

Balance at the end of the period	$14,524	$16,168	$14,524	$16,168

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

September 30, 2016	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,222	1,947	1,337	5,018	14,524
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$6,222	$1,947	$1,337	$5,018	$14,524

Loans:
Individually evaluated for impairment	$5,855	$—	$—	$—	$5,855
Collectively evaluated for impairment	1,045,464	531,799	227,374	387,170	2,191,807
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,051,319	$531,799	$227,374	$387,170	$2,197,662

December 31, 2015	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$202	$—	$—	$—	$202
Collectively evaluated for impairment	6,739	2,476	1,007	3,856	14,078
Loans acquired with deteriorated credit quality	254	—	—	—	254

Total ending allowance balance	$7,195	$2,476	$1,007	$3,856	$14,534

Loans:
Individually evaluated for impairment	$7,019	$—	$—	$—	$7,019
Collectively evaluated for impairment	798,454	438,454	145,172	363,419	1,745,499
Loans acquired with deteriorated credit quality	1,729	—	—	—	1,729

Total ending loans balance	$807,202	$438,454	$145,172	$363,419	$1,754,247

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

September 30, 2016	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$566	$—	$—	$—	$566
Non owner occupied real estate	2,734	—	240	60	3,034
Residential development	—	—	—	—	—
Development & Spec Land Loans	137	—	—	—	137
Commercial and industrial	1,740	—	—	—	1,740

Total commercial	5,177	—	240	60	5,477

Real estate
Residential mortgage	1,094	44	870	863	2,871
Residential construction	—	—	238	—	238
Mortgage warehouse	—	—	—	—	—

Total real estate	1,094	44	1,108	863	3,109

Consumer
Direct Installment	1,505	—	—	—	1,505
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	970	15	—	—	985
Home Equity	1,345	—	175	241	1,761

Total Consumer	3,820	15	175	241	4,251

Total	$10,091	$59	$1,523	$1,164	$12,837

December 31, 2015	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,749	$—	$—	$—	$1,749
Non owner occupied real estate	3,034	—	1,915	60	5,009
Residential development	—	—	—	—	—
Development & Spec Land Loans	71	—	—	—	71
Commercial and industrial	176	—	—	—	176

Total commercial	5,030	—	1,915	60	7,005

Real estate
Residential mortgage	4,354	1	824	808	5,987
Residential construction	—	—	250	—	250
Mortgage warehouse	—	—	—	—	—

Total real estate	4,354	1	1,074	808	6,237

Consumer
Direct Installment	541	—	—	—	541
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	601	27	—	—	628
Home Equity	1,736	—	183	350	2,269

Total Consumer	2,878	27	183	350	3,438

Total	$12,262	$28	$3,172	$1,218	$16,680

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $10.1 million of non-accrual loans and the $1.5 million of non-performing TDRs at September 30, 2016 were $1.2 million and $238,000, respectively, of loans acquired for which accretable yield was recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2016, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2016, the Company had $2.7 million in TDRs and $1.5 million were performing according to the restructured terms and zero TDRs were returned to accrual status during the first nine months of 2016. There was $84,000 of specific reserves allocated to TDRs at September 30, 2016 based on the discounted cash flows or when appropriate the fair value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Nine Months Ending
September 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$994	$995	$—	$1,029	$—	$1,062	$—
Non owner occupied real estate	3,106	3,120	—	3,150	1	3,776	3
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	1,740	1,740	—	1,984	—	878	—

Total commercial	5,840	5,855	—	6,163	1	5,716	3

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non owner occupied real estate	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	—	—	—	—	—	—	—

Total	$5,840	$5,855	$—	$6,163	$1	$5,716	$3

				Three Months Ending		Nine Months Ending
September 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,235	$1,238	$—	$1,262	$1	$1,041	$10
Non owner occupied real estate	2,798	2,801	—	2,815	1	2,846	4
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	239	239	—	583	4	415	4

Total commercial	4,272	4,278	—	4,660	6	4,302	18

With an allowance recorded
Commercial
Owner occupied real estate	2,967	2,966	598	2,968	—	2,191	55
Non owner occupied real estate	2,817	2,828	550	2,858	—	2,942	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	776	776	451	776	—	836	—

Total commercial	6,560	6,570	1,599	6,602	—	5,969	55

Total	$10,832	$10,848	$1,599	$11,262	$6	$10,271	$73

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

September 30, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$282	$17	$—	$299	$321,463	$321,762
Non owner occupied real estate	180	103	—	283	457,272	457,555
Residential development	—	—	—	—	7,949	7,949
Development & Spec Land Loans	32	—	—	32	39,766	39,798
Commercial and industrial	361	267	—	628	217,786	218,414

Total commercial	855	387	—	1,242	1,044,236	1,045,478

Real estate
Residential mortgage	982	210	43	1,235	505,310	506,545
Residential construction	—	—	—	—	21,061	21,061
Mortgage warehouse	—	—	—	—	226,876	226,876

Total real estate	982	210	43	1,235	753,247	754,482

Consumer
Direct Installment	42	30	—	72	66,423	66,495
Direct Installment Purchased	—	—	—	—	124	124
Indirect Installment	805	49	15	869	146,960	147,829
Home Equity	436	26	—	462	172,443	172,905

Total consumer	1,283	105	15	1,403	385,950	387,353

Total	$3,120	$702	$58	$3,880	$2,183,433	$2,187,313

Percentage of total loans	0.14%	0.03%	0.00%	0.18%	99.82%

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$481	$18	$—	$499	$267,782	$268,281
Non owner occupied real estate	49	—	—	49	326,350	326,399
Residential development	—	—	—	—	5,018	5,018
Development & Spec Land Loans	—	—	—	—	18,183	18,183
Commercial and industrial	32	—	—	32	184,879	184,911

Total commercial	562	18	—	580	802,212	802,792

Real estate
Residential mortgage	1,121	344	1	1,466	413,458	414,924
Residential construction	—	—	—	—	19,751	19,751
Mortgage warehouse	—	—	—	—	144,692	144,692

Total real estate	1,121	344	1	1,466	577,901	579,367

Consumer
Direct Installment	106	10	—	116	54,225	54,341
Direct Installment Purchased	—	—	—	—	153	153
Indirect Installment	1,186	268	27	1,481	150,042	151,523
Home Equity	1,193	203	—	1,396	155,768	157,164

Total consumer	2,485	481	27	2,993	360,188	363,181

Total	$4,168	$843	$28	$5,039	$1,740,301	$1,745,340

Percentage of total loans	0.24%	0.05%	0.00%	0.29%	99.71%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$305,849	$5,258	$10,655	$—	$321,762
Non owner occupied real estate	450,811	344	6,400	—	457,555
Residential development	7,949	—	—	—	7,949
Development & Spec Land Loans	39,571	—	227	—	39,798
Commercial and industrial	207,998	1,419	8,997	—	218,414

Total commercial	1,012,178	7,021	26,279	—	1,045,478

Real estate
Residential mortgage	503,821	—	2,724	—	506,545
Residential construction	20,823	—	238	—	21,061
Mortgage warehouse	226,876	—	—	—	226,876

Total real estate	751,520	—	2,962	—	754,482

Consumer
Direct Installment	64,990	—	1,505	—	66,495
Direct Installment Purchased	124	—	—	—	124
Indirect Installment	146,844	—	985	—	147,829
Home Equity	171,152	—	1,753	—	172,905

Total Consumer	383,110	—	4,243	—	387,353

Total	$2,146,808	$7,021	$33,484	$—	$2,187,313

Percentage of total loans	98.15%	0.32%	1.53%	0.00%

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$257,181	$4,954	$6,146	$—	$268,281
Non owner occupied real estate	320,216	585	5,598	—	326,399
Residential development	5,018	—	—	—	5,018
Development & Spec Land Loans	18,112	—	71	—	18,183
Commercial and industrial	180,581	693	3,637	—	184,911

Total commercial	781,108	6,232	15,452	—	802,792

Real estate
Residential mortgage	408,937	—	5,987	—	414,924
Residential construction	19,501	—	250	—	19,751
Mortgage warehouse	144,692	—	—	—	144,692

Total real estate	573,130	—	6,237	—	579,367

Consumer
Direct Installment	53,800	—	541	—	54,341
Direct Installment Purchased	153	—	—	—	153
Indirect Installment	150,895	—	628	—	151,523
Home Equity	154,895	—	2,269	—	157,164

Total Consumer	359,743	—	3,438	—	363,181

Total	$1,713,981	$6,232	$25,127	$—	$1,745,340

Percentage of total loans	98.20%	0.36%	1.44%	0.00%

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

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

September 30, 2016	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$62,703	$35,000	$50,000	$10,000	$—	$—	$157,703

Securities lending transactions
U.S. Treasury and federal agencies	4,025	—	—	—	—	—	4,025
Federal agency collateralized mortgage obligations	50,255	—	316	258	21,514	30,621	102,964
Federal agency mortgage-backed pools	14,501	—	89	2,146	20,778	29,388	66,902

Total	68,781	—	405	2,404	42,292	60,009	173,891

Total borrowings	$(6,078)	$35,000	$49,595	$7,596	$(42,292)	$(60,009)	$(16,188)

Gross amount of recognized liabilities for repurchase agreements and securities lending							$157,703

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at September 30, 2016 and December 31, 2015. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2016, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2016, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $118.1 million at September 30, 2016 and $117.3 million at December 31, 2015.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2016, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	September 30, 2016		September 30, 2016
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$4,563
Interest rate contracts	Other Assets	4,563	Other liabilities	3,002

Total derivatives designated as hedging instruments		4,563		7,565

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	787	Other liabilities	—

Total derivatives not designated as hedging instruments		787		—

Total derivatives		$5,350		$7,565

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,782
Interest rate contracts	Other Assets	1,782	Other liabilities	3,141

Total derivatives designated as hedging instruments		1,782		4,923

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	642	Other liabilities	—

Total derivatives not designated as hedging instruments		642		—

Total derivatives		$2,424		$4,923

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statements of income for the three and nine month periods ending September 30 is as follows:

	Comprehensive Income on Derivative (Effective Portion)		Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30
Derivative in cash flow hedging relationship	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	$522	$(335)	$103	$(217)

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

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2016	2015	2016	2015
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income - loans	$(830)	$765	$2,781	$579
Interest rate contracts	Interest income - loans	830	(765)	(2,781)	(579)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2016	2015	2016	2015
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$(324)	$(77)	$145	$196

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Available-for-sale securities
U.S. Treasury and federal agencies	$27,422	$—	$27,422	$—
State and municipal	64,039	—	64,039	—
Federal agency collateralized mortgage obligations	189,684	—	189,684	—
Federal agency mortgage-backed pools	275,973	—	275,973	—
Corporate notes	95	—	95	—

Total available-for-sale securities	557,213	—	557,213	—

Hedged loans	113,558	—	113,558	—
Forward sale commitments	787	—	787	—
Interest rate swap agreements	(7,870)	—	(7,870)	—
Commitments to originate loans	—	—	—	—

December 31, 2015
Available-for-sale securities
U.S. Treasury and federal agencies	$5,926	$—	$5,926	$—
State and municipal	75,095	—	75,095	—
Federal agency collateralized mortgage obligations	156,203	—	156,203	—
Federal agency mortgage-backed pools	207,704	—	207,704	—
Corporate notes	54	—	54	—

Total available-for-sale securities	444,982	—	444,982	—

Hedged loans	115,472	—	115,472	—
Forward sale commitments	642	—	642	—
Interest rate swap agreements	(4,923)	—	(4,923)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Non Interest Income Total gains and losses from:	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)
Hedged loans	$(830)	$765	$2,781	$579
Fair value interest rate swap agreements	830	(765)	(2,781)	(579)
Derivative loan commitments	(324)	(77)	145	196

	$(324)	$(77)	$145	$196

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans	$5,840	$—	$—	$5,840
Mortgage servicing rights	10,269	—	—	10,269

December 31, 2015
Impaired loans	$6,803	$—	$—	$6,803
Mortgage servicing rights	8,874	—	—	8,874

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $193,000 during the first nine months of 2016 and decreased by $51,000 during the first nine months of 2015.

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at September 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$5,840	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)

Mortgage servicing rights	$10,269	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at	Valuation		Range (Weighted
	December 31, 2015	Technique	Unobservable Inputs	Average)

Impaired loans	$6,803	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)

Mortgage servicing rights	$8,874	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2016 and December 31, 2015. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	September 30, 2016
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$83,721	$83,721	$—	$—
Investment securities, held to maturity	187,027	—	194,294	—
Loans held for sale	7,369	—	—	7,369
Loans excluding loan level hedges, net	2,062,437	—	—	2,046,807
Stock in FHLB and FRB	20,877	—	20,877	—
Interest receivable	12,702	—	12,702	—

Liabilities
Non-interest bearing deposits	$479,771	$479,771	$—	$—
Interest-bearing deposits	1,856,391	—	1,873,377	—
Borrowings	569,908	—	566,880	—
Subordinated debentures	37,418	—	36,491	—
Interest payable	1,015	—	1,015	—

	December 31, 2015
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$48,650	$48,650	$—	$—
Investment securities, held to maturity	187,629	—	193,703	—
Loans held for sale	7,917	—	—	7,917
Loans excluding loan level hedges, net	1,619,125	—	—	1,703,506
Stock in FHLB and FRB	13,823	—	13,823	—
Interest receivable	10,535	—	10,535	—

Liabilities
Non-interest bearing deposits	$335,955	$335,955	$—	$—
Interest-bearing deposits	1,544,198	—	1,461,314	—
Borrowings	449,347	—	441,547	—
Subordinated debentures	32,797	—	32,996	—
Interest payable	507	—	507	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 12 – Accumulated Other Comprehensive Income

	September 30 2016	December 31 2015
Unrealized gain on securities available for sale	$6,757	$920
Unamortized gain on securities held to maturity, previously transferred from AFS	548	1,109
Unrealized loss on derivative instruments	(3,002)	(3,142)
Tax effect	(1,494)	390

Total accumulated other comprehensive income (loss)	$2,809	$(723)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For September 30, 2016, Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (September 30, 2016) and Tier I leverage ratios as set forth in the table below. As of September 30, 2016 and December 31, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2016 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of September 30, 2016 and December 31, 2015 were as follows:

	Actual		Required For Capital[1] Adequacy Purposes		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016

Total capital[1] (to risk-weighted assets)
Consolidated	$317,012	13.39%	$204,318	8.63%	N/A	N/A
Bank	315,040	13.34%	203,808	8.63%	$236,162	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	302,488	12.78%	156,925	6.63%	N/A	N/A
Bank	300,516	12.73%	156,514	6.63%	188,855	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	302,488	11.16%	121,395	5.13%	N/A	N/A
Bank	300,516	12.73%	121,103	5.13%	153,445	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	302,488	9.69%	124,866	4.00%	N/A	N/A
Bank	300,516	9.65%	124,566	4.00%	155,708	5.00%

As of December 31, 2015

Total capital[1] (to risk-weighted assets)
Consolidated	$264,452	13.99%	$151,223	8.00%	N/A	N/A
Bank	237,348	12.57%	151,057	8.00%	$188,821	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	249,918	13.22%	113,427	6.00%	N/A	N/A
Bank	222,814	11.80%	113,295	6.00%	151,060	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	204,350	10.81%	85,067	4.50%	N/A	N/A
Bank	222,814	11.80%	84,971	4.50%	122,737	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	249,918	9.82%	101,800	4.00%	N/A	N/A
Bank	222,814	8.77%	101,626	4.00%	127,032	5.00%

[1]	As defined by regulatory agencies

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

Note 15 – Subsequent Events

On July 12, 2016, Horizon announced the acquisition of CNB Bancorp, parent company of The Central National Bank and Trust Company (“Central National Bank & Trust”). Under the terms of the Merger Agreement, stockholders of CNB Bancorp will receive cash consideration consisting of a special dividend calculated as capital in excess of 8% of CNB Bancorp’s total assets, less certain after tax transaction costs, and an amount to be paid by Horizon equal to 120% of remaining capital. These amounts will be determined as of the end of the month prior to the closing of the merger. These amounts are dependent on CNB Bancorp’s earnings and other factors, but if the cash consideration for the stockholders were calculated based on the

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

March 31, 2016 financial information available at the time of signing the Merger Agreement, the stockholders would receive, in the aggregate, a $6.7 million special dividend and a $5.3 million payment from Horizon. As of September 30, 2016, CNB Bancorp had total assets of approximately $56.4 million. Horizon anticipates closing the acquisition in early November 2016.

On October 4, 2016, Horizon announced the signing of a definitive agreement to purchase certain loans and substantially all of the deposits of a single branch located at 42 S. State Road 135, Bargersville, Indiana and owned by First Farmers Bank & Trust Co., an Indiana state chartered bank (“First Farmers”) and wholly owned subsidiary of First Farmers Financial Corporation, headquartered in Converse, Indiana. Under the terms of the agreement, Horizon anticipates purchasing approximately $5.0 million dollars in loans and assuming approximately $15 million in deposits. The loans to be purchased are subject to review and acceptance by Horizon prior to closing. Horizon will not be purchasing fixed assets or assuming the underlying lease for the First Farmers branch.

Note 16 – Future Accounting Matters

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Topic 842 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company continues to assess the impact of Topic 842 on its accounting and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur.

The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company continues to assess ASU 2016-09 but does not expect a significant impact on its accounting and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230)-Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.

The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is assessing ASU 2016-15 but does not expect a significant impact on its accounting and disclosures.

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

For the Three and Nine Months ended September 30, 2016

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

For the Three and Nine Months ended September 30, 2016

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

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and Horizon Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the Merger Agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.9435 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 3,421,488 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $18.36 per share of Horizon common stock, the transaction has an implied valuation of approximately $98.6 million.

On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and Horizon Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the Merger Agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 4.5183 shares of Horizon common stock, or a combination of both, for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consisted of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 873,430 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $16.57 per share of Horizon common stock, the transaction has an implied valuation of approximately $23.0 million.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and Horizon Bank’s acquisition of Peoples Federal Savings Bank of DeKalb County, a federally-chartered stock savings bank and wholly owned subsidiary of Peoples, through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 1.425 shares of Horizon common stock (the “Exchange Ratio”) and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 3,288,303. Horizon’s stock price was $16.88 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million.

Following are some highlights of Horizon’s financial performance through the third quarter of 2016:

•	Net income for the third quarter of 2016 was $6.6 million or $.30 diluted earnings per share compared to $4.3 million or $.24 diluted earnings per share for the third quarter of 2015.

•	Excluding acquisition-related expenses and purchase accounting adjustments, net income for the third quarter of 2016 increased 29.6% compared to the same period of 2015 to $8.4 million or $.39 diluted earnings per share.

•	Net income for the first nine months of 2016 was $18.3 million or $.94 diluted earnings per share compared to $14.4 million or $.92 diluted earnings per share for the first nine months of 2015.

•	Excluding acquisition-related expenses and purchase accounting adjustments, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the first nine months of 2016 increased 32.1% compared to the same period of 2015 to $20.7 million or $1.07 diluted earnings per share.

•	Excluding the LaPorte Bancorp, Inc. (“LaPorte Bancorp”) acquisition, mortgage warehouse loans and loans held for sale, loans increased 4.1% on an annualized basis during the third quarter of 2016.

•	Net interest income for the first nine months of 2016 increased 19.3% or $10.5 million compared to the same period in 2015.

•	Net interest margin, excluding the impact of acquisitions (“core net interest margin”), was 3.31% for the third quarter of 2016 compared to 3.42% for the prior quarter and 3.44% for the same period in 2015.

•	Non-interest income for the first nine months of 2016 increased 22.7% or $5.1 million compared to the same period in 2015.

•	Horizon’s tangible book value per share rose to $11.83 at September 30, 2016, compared to $11.02 at December 31, 2015 and $10.89 at September 30, 2015.

•	Horizon opened its first commercial office in Fort Wayne, Indiana on September 14, 2016. The new location will offer commercial loans and cash management services and will be led by Greg Haney, Horizon’s Fort Wayne Market President.

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

And Results of Operations

For the Three and Nine Months ended September 30, 2016

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2016, Horizon had core deposit intangibles of $9.6 million subject to amortization and $74.3 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2016 was $19.59 per share compared to a book value of $15.55 per common share.

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

And Results of Operations

For the Three and Nine Months ended September 30, 2016

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

Financial Condition

On September 30, 2016, Horizon’s total assets were $3.3 billion, an increase of approximately $673.2 million compared to December 31, 2015. The increase was primarily in net loans of $441.4 million, investment securities available for sale of $112.2 million, cash of $35.1 million, goodwill of $24.7 million, other assets of $23.9 million and cash value of life insurance of $19.2 million.

Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$27,383	$27,422	$5,940	$5,926
State and municipal	62,825	64,039	73,829	75,095
Federal agency collateralized mortgage obligations	188,072	189,684	157,291	156,203
Federal agency mortgage-backed pools	272,144	275,973	206,970	207,704
Corporate notes	32	95	32	54

Total available for sale investment securities	$550,456	$557,213	$444,062	$444,982

Held to maturity
U.S. Treasury and federal agencies	$—	$—	$5,859	$5,952
State and municipal	158,543	164,500	146,331	151,453
Federal agency collateralized mortgage obligations	6,828	6,972	9,051	8,954
Federal agency mortgage-backed pools	21,656	22,822	26,388	27,344

Total held to maturity investment securities	$187,027	$194,294	$187,629	$193,703

Total investment securities increased by approximately $111.6 million at September 30, 2016 compared to December 31, 2015, primarily due to the investing of cash from the closing of the LaPorte Bancorp acquisition.

Total loans increased $441.4 million since December 31, 2015 to $2.2 billion as of September 30, 2016. This increase was the result of an increase in commercial loans of $242.5 million, mortgage warehouse loans of $82.2 million, residential mortgage loans of $93.0 million and consumer loans of $23.7 million. The growth in total loans during the nine months ended September 30, 2016 is the direct result of increased calling efforts to increase Horizon’s market share within the Company’s footprint and market expansion as well as the loans added through the Kosciusko and LaPorte Bancorp acquisitions.

Total deposits increased $456.0 million since December 31, 2015 to $2.3 billion as of September 30, 2016. Non-interest bearing deposit accounts increased by $143.8 million, interest-bearing transaction accounts increased by $189.6 million and time deposits increased by $122.6 million during the nine months ended September 30, 2016.

The Company’s borrowings increased $120.6 million from December 31, 2015 to $569.9 million as of September 30, 2016. At September 30, 2016, the Company had $307.9 million in short-term funds borrowed compared to $206.0 million at December 31, 2015. The Company has a debt reduction plan either through cash flow or possible early redemption.

Stockholders’ equity totaled $345.7 million at September 30, 2016 compared to $266.8 million at December 31, 2015. The increase in stockholders’ equity during the period was the result of the generation of net

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

income, net of dividends declared, as well as the stock issued in the Kosciusko and LaPorte Bancorp acquisitions. At September 30, 2016, the ratio of average stockholders’ equity to average assets was 10.18% compared to 10.32% at December 31, 2015. Book value per common share at September 30, 2016 increased to $15.61 compared to $14.20 at December 31, 2015.

Results of Operations

Overview

Consolidated net income for the three-month period ended September 30, 2016 was $6.6 million compared to $4.3 million for the same period in 2015. Earnings per common share for the three months ended September 30, 2016 were $0.31 basic and $0.30 diluted, compared to $0.24 basic and $0.24 diluted for the same three-month period in the previous year. The increase in net income and earnings per share from the previous year reflects an increase in net interest income and non-interest income of $4.6 million and $1.7 million, respectively, partially offset by increases in non-interest expense of $2.6 million, income tax expense of $1.2 million and the diluted shares outstanding primarily due to the stock issued in the Kosciusko and LaPorte Bancorp acquisitions. Non-interest expenses increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing expense, professional fees, loan expenses and other expense. Excluding acquisition-related expenses and purchase accounting adjustments, net income for the third quarter of 2016 was $8.4 million or $0.39 diluted earnings per share compared to $6.5 million or $0.36 diluted earnings per share in the same period of 2015.

Consolidated net income for the nine-month period ended September 30, 2016 was $18.3 million compared to $14.3 million for the same period in 2015. Earnings per common share for the nine months ended September 30, 2016 were $0.95 basic and $0.94 diluted, compared to $0.95 basic and $0.92 diluted for the same period of 2015. The increase in net income from the previous year reflects an increase in net interest income and non-interest income of $10.5 million and $5.1 million, respectively, and a decrease in the provision for loan losses of $1.6 million, partially offset by increases in non-interest expense of $11.2 million and income tax expense of $2.2 million and the diluted shares outstanding primarily due to the stock issued in the Kosciusko and LaPorte Bancorp acquisitions. Non-interest expenses increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing expense, professional fees, outside services and consultants’ expense, loan expense, FDIC deposit insurance, other losses and other expense. Excluding acquisition-related expenses and purchase accounting adjustments, gain on sale of investment securities and the death benefit on bank owned life insurance, net income for the nine months ended September 30, 2016 was $20.7 million or $1.07 diluted earnings per share compared to $15.7 million or $0.99 diluted earnings per share in the same period of 2015.

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

Net interest income during the three months ended September 30, 2016 was $24.4 million, an increase of $4.6 million from the $19.8 million earned during the same period in 2015. Yields on the Company’s interest-earning assets decreased by 19 basis points to 3.98% for the three months ending September 30, 2016 from 4.17% for the three months ended September 30, 2015. Interest income increased $5.4 million from $23.6 million for the three months ended September 30, 2015 to $29.0 million for the same period in 2016. This

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

increase was due to an increase in interest-earning assets, partially offset by lower yields on loans and investment securities. Interest income from acquisition-related purchase accounting adjustments was $459,000 for the three months ending September 30, 2016 compared to $402,000 for the same period of 2015.

Rates paid on interest-bearing liabilities decreased by 5 basis points for the three-month period ended September 30, 2016 compared to the same period in 2015 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense increased $750,000 compared to the three-month period ended September 30, 2015 to $4.6 million for the same period in 2016. This increase was due to higher average balances of interest-bearing deposits and borrowings, partially offset by lower rates paid on interest-bearing deposits and borrowings. The net interest margin decreased 14 basis points from 3.51% for the three-month period ended September 30, 2015 to 3.37% for the same period in 2016. The decrease in the margin for the three-month period ended September 30, 2016 compared to the same period in 2015 was due to a reduction in the yield on interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.31% for the three-month period ending September 30, 2016 compared to 3.44% for the same period in 2015.

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$35,492	$20	0.22%	$23,086	$2	0.03%
Interest-earning deposits	55,047	32	0.23%	16,340	5	0.12%
Investment securities - taxable	530,228	2,446	1.84%	401,702	2,149	2.12%
Investment securities - non-taxable (1)	186,074	1,151	3.73%	154,050	1,125	4.39%
Loans receivable (2)(3)	2,151,103	25,313	4.69%	1,709,337	20,297	4.72%

Total interest-earning assets (1)	2,957,944	28,962	3.98%	2,304,515	23,578	4.17%

Non-interest-earning assets
Cash and due from banks	39,875			31,384
Allowance for loan losses	(14,301)			(16,427)
Other assets	290,100			206,545

	$3,273,618			$2,526,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,896,156	$1,875	0.39%	$1,568,777	$1,566	0.40%
Borrowings	510,738	2,128	1.66%	303,521	1,729	2.26%
Subordinated debentures	37,092	549	5.89%	32,737	507	6.14%

Total interest-bearing liabilities	2,443,986	4,552	0.74%	1,905,035	3,802	0.79%

Non-interest-bearing liabilities
Demand deposits	462,253			343,780
Accrued interest payable and other liabilities	34,144			14,891
Stockholders’ equity	333,235			262,311

	$3,273,618			$2,526,017

Net interest income/spread		$24,410	3.24%		$19,776	3.38%

Net interest income as a percent of average interest earning assets (1)			3.37%			3.51%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

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

Net interest income during the nine months ended September 30, 2016 was $65.1 million, an increase of $10.5 million from the $54.5 million earned during the same period in 2015. Yields on the Company’s interest-earning assets decreased by 20 basis points to 4.05% for the nine months ending September 30, 2016 compared to 4.25% for the same period of 2015. Interest income increased $12.3 million from $64.8 million for the nine months ended September 30, 2015 to $77.1 million for the same period in 2016. This increase was due to an increase in interest-earning assets, partially offset by lower yields on loans and investment securities and a decrease in interest income from acquisition-related purchase accounting adjustments from $2.3 million for the nine months ending September 30, 2015 to $1.4 million for the same period of 2016.

Rates paid on interest-bearing liabilities decreased by 5 basis points for the nine-month period ended September 30, 2016 compared to the same period in 2015 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense increased $1.8 million compared to the nine-month period ended September 30, 2015 to $12.1 million for the same period in 2016. This increase was due to higher average balances of interest-bearing deposits and borrowings, partially offset by lower rates paid on interest-bearing deposits and borrowings. The net interest margin decreased 16 basis points from 3.59% for the nine-month period ended September 30, 2015 to 3.43% for the same period in 2016. The decrease in the margin for the nine-month period ended September 30, 2016 compared to the same period in 2015 was due to a reduction in the yield on interest-earning assets and a decrease of approximately $878,000 of interest income from acquisition-related purchase accounting adjustments. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.36% for the nine-month period ending September 30, 2016 compared to 3.44% for the same period in 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

The following are the average balance sheets for the nine months ending (dollars in thousands):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$13,812	$23	0.22%	$10,563	$11	0.14%
Interest-earning deposits	34,624	59	0.23%	11,927	10	0.11%
Investment securities - taxable	486,374	7,621	2.09%	375,548	6,356	2.26%
Investment securities - non-taxable (1)	183,142	3,583	3.63%	145,576	3,281	3.96%
Loans receivable (2)(3)	1,873,614	65,854	4.70%	1,528,662	55,140	4.83%

Total interest-earning assets (1)	2,591,566	77,140	4.05%	2,072,276	64,798	4.25%

Non-interest-earning assets
Cash and due from banks	36,220			30,729
Allowance for loan losses	(14,334)			(16,557)
Other assets	243,021			174,363

	$2,856,473			$2,260,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,680,560	$4,923	0.39%	$1,347,882	$4,035	0.40%
Borrowings	438,324	5,608	1.71%	340,593	4,747	1.86%
Subordinated debentures	34,144	1,556	6.09%	32,698	1,504	6.15%

Total interest-bearing liabilities	2,153,028	12,087	0.75%	1,721,173	10,286	0.80%

Non-interest-bearing liabilities
Demand deposits	387,768			303,309
Accrued interest payable and other liabilities	26,397			14,582
Stockholders’ equity	289,280			221,747

	$2,856,473			$2,260,811

Net interest income/spread		$65,053	3.30%		$54,512	3.45%

Net interest income as a percent of average interest earning assets (1)			3.43%			3.59%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended September 30, 2016, a provision of $455,000 was required to adequately fund the ALLL compared to $300,000 for the same period of 2015. Commercial loan net charge-offs during the three-month period ended September 30, 2016 were negative $6,000, there were no residential mortgage loan net charge-offs and consumer loan net charge-offs were $163,000. The increase in the provision for loan losses in the third quarter of 2016 compared to the same period of 2015 was due to loan growth. The ALLL balance at September 30, 2016 was $14.5 million or 0.66% of total loans. This compares to an ALLL balance of $14.5 million at December 31, 2015 or 0.83% of total loans. The decrease in the ratio at September 30, 2016 compared to December 31, 2015 was due to an increase in total loans of $441.4 million from the Kosciusko and LaPorte Bancorp mergers and improving credit trends.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

For the nine-month period ended September 30, 2016, the provision for loan losses totaled $1.2 million compared to $2.8 million in the same period of 2015. The lower provision for loan losses in the third quarter of 2016 compared to the same period of 2015 was due to the improvement of non-performing loans and the charge-off of one commercial credit of $1.3 million in the first nine months of 2015.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.87% as of September 30, 2016. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.40% as of September 30, 2016. The table below illustrates Horizon’s loan loss reserve ratio composition as of September 30, 2016.

Non-GAAP Allowance for Loan and Lease Loss Detail

As of September 30, 2016

(Dollars in Thousands, Unaudited)

	Horizon Legacy	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Pre-discount loan balance	$1,673,722	$15,719	$57,214	$155,318	$89,490	$215,531	$2,206,994

Allowance for loan losses (ALLL)	14,524	—	—	—	—	—	14,524
Loan discount	N/A	1,067	2,645	3,545	1,132	8,086	16,475

ALLL+loan discount	14,524	1,067	2,645	3,545	1,132	8,086	30,999

Loans, net	$1,659,198	$14,652	$54,569	$151,773	$88,358	$207,445	$2,175,995

ALLL/ pre-discount loan balance	0.87%	0.00%	0.00%	0.00%	0.00%	0.00%	0.66%
Loan discount/ pre-discount loan balance	N/A	6.79%	4.62%	2.28%	1.26%	3.75%	0.75%
ALLL+loan discount/ pre-discount loan balance	0.87%	6.79%	4.62%	2.28%	1.26%	3.75%	1.40%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2016.

Non-performing loans totaled $12.8 million as of September 30, 2016, down from $16.7 million as of December 31, 2015. Compared to December 31, 2015, non-performing commercial and real estate loans decreased by $1.5 million and $3.1 million, respectively, and non-performing consumer loans increased by $813,000.

Other Real Estate Owned (OREO) totaled $3.7 million at September 30, 2016 compared to $3.2 million on December 31, 2015 and $1.3 million on September 30, 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

Non-interest Income

The following is a summary of changes in non-interest income (three and nine month table dollar amounts in thousands):

	Three Months Ended
	September 30 2016	September 30 2015	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,483	$1,359	$124	9.1%
Wire transfer fees	292	160	132	82.5%
Interchange fees	2,016	1,625	391	24.1%
Fiduciary activities	1,653	1,520	133	8.8%
Gain on sale of mortgage loans	3,528	2,794	734	26.3%
Mortgage servicing net of impairment	409	246	163	66.3%
Increase in cash surrender value of bank owned life insurance	449	374	75	20.1%
Other income	226	322	(96)	-29.8%

Total non-interest income	$10,056	$8,400	$1,656	19.7%

Total non-interest income was $1.7 million higher in the third quarter of 2016 compared to the same period of 2015. Service charges on deposit accounts increased $124,000, wire transfer fees increased $132,000, interchange fees increased by $391,000, and fiduciary activities increased $133,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the third quarter of 2016 generated $3.5 million of income from the gain on sale of mortgage loans, up $734,000 from the same period in 2015. The increase in the gain on sale of mortgage loans was due to an increase in the percentage earned on the sale of these loans from 3.30% in the third quarter of 2015 to 3.91% in the same period of 2016. Mortgage servicing net of impairment increased by $163,000 during the third quarter of 2016 compared to the same period of 2015 primarily due to a larger portfolio of mortgage loans serviced.

	Nine Months Ended
	September 30 2016	September 30 2015	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$4,056	$3,443	$613	17.8%
Wire transfer fees	588	493	95	19.3%
Interchange fees	5,137	4,093	1,044	25.5%
Fiduciary activities	4,753	4,033	720	17.9%
Gain on sale of investment securities	875	124	751	605.6%
Gain on sale of mortgage loans	9,171	7,815	1,356	17.4%
Mortgage servicing net of impairment	1,356	725	631	87.0%
Increase in cash surrender value of bank owned life insurance	1,145	889	256	28.8%
Death benefit on officer life insurance	—	145	(145)	100.0%
Other income	708	892	(184)	-20.6%

Total non-interest income	$27,789	$22,652	$5,137	22.7%

Total non-interest income was $5.1 million higher in the first nine months of 2016 compared to the same period of 2015. Service charges on deposit accounts increased $613,000, interchange fees increased by $1.0 million and fiduciary activities increased $720,000, primarily due to overall company growth and increased volume. Gain on sale of securities increased $751,000 due to gains realized in the first nine months of 2016 as the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. Residential mortgage loan activity during the first nine months of 2016 generated $9.2 million of income from the gain on sale of mortgage loans, up $1.4 million from the same period in 2015. The increase in the gain on sale of mortgage loans was due to an increase in the percentage earned on the sale of these loans from 3.19% during the first nine months of 2015 to 3.81% in the same period of 2016, partially offset by a decrease in total loans sold of $2.4 million from $239.1 million

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

during the first nine months of 2015 to $236.7 million in the same period of 2016. Mortgage servicing net of impairment increased by $631,000 during the first nine months of 2016 compared to the same period of 2015 primarily due to a larger portfolio of mortgage loans serviced. The cash surrender value of bank owned life insurance increased by $256,000 in the first nine months of 2016 compared to the same period in 2015 due to the addition of bank owned life insurance policies as a result of the Kosciusko and LaPorte Bancorp acquisitions. The death benefit on bank owned life insurance decreased by $145,000 compared to the previous year due to a $145,000 death benefit on officer life insurance realized during the first nine months of 2015.

Non-interest Expense

The following is a summary of changes in non-interest expense (three and nine month table dollar amounts in thousands):

	Three Months Ended
	September 30 2016	September 30 2015	Amount Change	Percent Change
Non-interest expense
Salaries	$8,349	$6,896	$1,453	21.1%
Commission and bonuses	1,799	1,958	(159)	-8.1%
Employee benefits	2,062	1,798	264	14.7%
Net occupancy expenses	2,174	1,723	451	26.2%
Data processing	1,616	1,281	335	26.2%
Professional fees	612	409	203	49.6%
Outside services and consultants	2,686	3,209	(523)	-16.3%
Loan expense	1,482	1,351	131	9.7%
FDIC deposit insurance	465	423	42	9.9%
Other losses	107	246	(139)	-56.5%
Other expense	3,468	2,941	527	17.9%

Total non-interest expense	$24,820	$22,235	$2,585	11.6%

Total non-interest expense was $2.6 million higher in the third quarter of 2016 compared to the same period of 2015. Salaries increased by $1.5 million and employee benefits increased by $264,000 due to a larger employee base. Net occupancy expense increased $451,000 due to Horizon’s investment in growth markets and the Peoples, Kosciusko and LaPorte Bancorp acquisitions. Data processing expenses increased $335,000, professional fees increased $203,000 and loan expenses increased $131,000 primarily due to company growth. Other expenses increased by $527,000 primarily due to company growth and one-time merger-related expenses. Outside services and consultants expense decreased by $523,000 due to the one-time fees associated with the Peoples acquisition in the third quarter of 2015. One-time non-interest expense related to the Kosciusko, LaPorte Bancorp and CNB Bancorp acquisitions in the third quarter of 2016 totaled $2.9 million compared to $3.6 million in one-time fees associated with the Peoples acquisition in the same period of 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

	Nine Months Ended
	September 30 2016	September 30 2015	Amount Change	Percent Change
Non-interest expense
Salaries	$22,485	$18,522	$3,963	21.4%
Commission and bonuses	4,064	4,325	(261)	-6.0%
Employee benefits	6,043	4,694	1,349	28.7%
Net occupancy expenses	6,011	4,649	1,362	29.3%
Data processing	3,855	3,170	685	21.6%
Professional fees	2,190	1,596	594	37.2%
Outside services and consultants	5,983	4,753	1,230	25.9%
Loan expense	4,086	3,975	111	2.8%
FDIC deposit insurance	1,279	1,099	180	16.4%
Other losses	510	351	159	45.3%
Other expense	9,616	7,819	1,797	23.0%

Total non-interest expense	$66,122	$54,953	$11,169	20.3%

Total non-interest expenses were $11.2 million higher in the first nine months of 2016 compared to the same period of 2015. Salaries increased by $4.0 million and employee benefits increased by $1.3 million due to a larger employee base. Net occupancy expense increased $1.4 million due to Horizon’s investment in growth markets and the Peoples, Kosciusko and LaPorte Bancorp acquisitions. Data processing expenses increased $685,000, loan expense increased $111,000 and FDIC deposit insurance increased by $180,000 primarily due to company growth. Other losses increased by $159,000 primarily due to higher debit card losses and a trust settlement. Other expenses increased by $1.8 million primarily due to company growth and one-time merger-related expenses. Commission and bonuses decreased by $261,000 due to a decrease in loan volume and incentive pay. Outside services and consultants expense increased by $1.2 million due to the one-time fees associated with Kosciusko, LaPorte Bancorp and CNB Bancorp acquisitions. One-time non-interest expense related to the Kosciusko, LaPorte Bancorp and CNB Bancorp acquisitions totaled $5.5 million in the first nine months of 2016 compared to $4.4 million in one-time fees associated with the Peoples acquisition in the same period of 2015.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2016, cash and cash equivalents increased by approximately $35.1 million. At September 30, 2016, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $278.2 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $253.2 million at December 31, 2015 and $328.0 million at September 30, 2015.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2016. Stockholders’ equity totaled $345.7 million as of September 30, 2016, compared to $266.8 million as of December 31, 2015. For the three months ended September 30, 2016, the ratio of average stockholders’ equity to average assets was 10.18% compared to 10.32% for the three months ended December 31, 2015. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared, as well as the stock issued in the Kosciusko and LaPorte Bancorp acquisitions.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

On February 1, 2016, the Company paid off the $12.5 million in funds received through the Small Business Lending Fund with cash from the holding company, thereby ending its participation in the program, pursuant to which it issued preferred stock to the US Treasury. The funds were paid off due to an increase in the dividend cost that would have gone in effect at the end of February 2016. For the nine months ending September 30, 2016, the dividend cost was $42,000 or 1.0% annualized and included the acceleration of interest due to the payoff.

Horizon declared common stock dividends in the amount of $0.30 per share during the first nine months of 2016 compared to $0.29 per share for the same period of 2015. The dividend payout ratio (dividends as a percent of basic earnings per share) was 31.6% and 30.2% for the first nine months of 2016 and 2015, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2015.

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30
	2016	2016	2015	2016	2015
Net Interest Margin As Reported
Net interest income	$24,410	$20,869	$19,776	$65,053	$54,512
Average interest-earning assets	2,957,944	2,471,354	2,304,515	2,591,566	2,072,276
Net interest income as a percent of average interest-earning assets (“Net Interest Margin”)	3.37%	3.48%	3.51%	3.43%	3.59%

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(459)	$(397)	$(402)	$(1,404)	$(2,282)

Excluding Impact of Acquisitions
Net interest income	$23,951	$20,472	$19,374	$63,649	$52,230
Average interest-earning assets	2,957,944	2,471,354	2,304,515	2,591,566	2,072,276
Core Net Interest Margin	3.31%	3.42%	3.44%	3.36%	3.44%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2016

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands Except per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Non-GAAP Reconciliation of Net Income
Net income as reported	$6,602	$4,288	$18,309	$14,374
Merger expenses	2,953	3,648	5,472	4,364
Tax effect	(886)	(1,219)	(1,582)	(1,402)

Net income excluding merger expenses	8,669	6,717	22,199	17,336

Gain on sale of investment securities	—	—	(875)	(124)
Tax effect	—	—	306	43

Net income excluding gain on sale of investment securities	8,669	6,717	21,630	17,255

Death benefit on bank owned life insurance (“BOLI”)	—	—	—	(145)
Tax effect	—	—	—	51

Net income excluding death benefit on BOLI	8,669	6,717	21,630	17,161

Acquisition-related purchase accounting adjustments (“PAUs”)	(459)	(402)	(1,404)	(2,282)
Tax effect	161	141	491	799

Net income excluding PAUs	$8,371	$6,456	$20,717	$15,678

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.30	$0.24	$0.94	$0.92
Merger expenses	0.14	0.20	0.28	0.28
Tax effect	(0.04)	(0.07)	(0.08)	(0.09)

Diluted earnings per share excluding merger expenses	0.40	0.37	1.14	1.11

Gain on sale of investment securities	—	—	(0.05)	(0.01)
Tax effect	—	—	0.02	0.00

Net income excluding gain on sale of investment securities	0.40	0.37	1.11	1.10

Death benefit on BOLI	—	—	—	(0.01)
Tax effect	—	—	—	0.00

Net income excluding death benefit on BOLI	0.40	0.37	1.11	1.09

Acquisition-related PAUs	(0.02)	(0.02)	(0.07)	(0.15)
Tax effect	0.01	0.01	0.03	0.05

Diluted earnings per share excluding PAUs	$0.39	$0.36	$1.07	$0.99

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands Except per Share Data)

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Total stockholders’ equity	$345,736	$281,002	$261,417	$266,832	$264,738
Less: Preferred stock	—	—	—	12,500	12,500
Less: Intangible assets	83,891	65,144	56,695	56,971	57,248

Total tangible stockholder’s equity	$261,845	$215,858	$204,722	$197,361	$194,990

Common shares outstanding	22,143,228	18,857,301	17,974,970	17,909,831	17,897,981

Tangible book value per common share	$11.83	$11.45	$11.39	$11.02	$10.89

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Nine Months ended September 30, 2016

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

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2016, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2016, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months ended September 30, 2016

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

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months ended September 30, 2016

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, with October 19, 2016 Amendment (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed October 19, 2016)

10.1	Agreement between Horizon Bank, N.A. and Kathie A. DeRuiter (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 21, 2016

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated:	November 9, 2016	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated:	November 9, 2016	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, with October 19, 2016 Amendment	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed October 19, 2016

Exhibit 10.1	Agreement between Horizon Bank, N.A. and Kathie A. DeRuiter	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed September 21, 2016

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached