Form 10-K
period 2016-12-31
HORIZON BANCORP /IN/
filed 2017-02-28
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $294.8 million.

As of February 28, 2017, the registrant had 22,195,625 shares of common stock outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 4, 2017 annual meeting of shareholders	Part III

HORIZON BANCORP

2016 Annual Report on Form 10-K

HORIZON BANCORP

2016 Annual Report on 10-K

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

Horizon may include forward-looking statements in filings it makes with the Securities and Exchange Commission (“SEC”), such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media and others. Horizon intends that these forward-looking statements speak only as of the date they are made, and Horizon undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

Although management believes that the expectations reflected in forward-looking statements are reasonable, actual results may differ materially, whether adversely or positively, from the expectations of Horizon that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause Horizon’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to the following:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes and the outflow of deposits;

•	loss of key Horizon personnel;

•	increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;

•	loss of fee income, as new technologies take a greater market share of the payment systems;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the possible impact of whole or partial dismantling of provisions of the Dodd-Frank Act under a new federal administration;

•	the impact of the Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

HORIZON BANCORP

•	the risks presented by cyber terrorism and data security breaches;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits; and

•	the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

You are cautioned that actual results may differ materially from those contained in the forward-looking statements. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K lists some of the factors that could cause Horizon’s actual results to vary materially from those expressed in or implied by any forward-looking statements. We direct your attention to this discussion.

Other risks and uncertainties that could affect Horizon’s future performance are set forth below in Item 1A, “Risk Factors.”

PART I

ITEM 1. BUSINESS

The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

General

Horizon Bancorp (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana and Southwestern and Central Michigan through its bank subsidiary, Horizon Bank, N.A. (the “Bank”) and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon. LSB Risk Management, Inc. is a captive insurance company incorporated in Nevada and was acquired by Horizon through the acquisition of LaPorte Bancorp, Inc. in July 2016.

On November 7, 2016, Horizon completed the acquisition of CNB Bancorp, an Indiana corporation headquartered in Attica, Indiana (“CNB”) and the Bank’s acquisition of The Central National Bank and Trust Company (“Central National Bank & Trust”), through mergers effective November 7, 2016. Under terms of the acquisition, shareholders of CNB received merger consideration in the form of cash. The total value of the consideration for the acquisition was $5.3 million. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and the Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the merger agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.9435 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte Bancorp stockholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 3,421,488 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $18.36 per share of Horizon common stock, less the consideration used to pay off LaPorte Bancorp’s ESOP loan receivable, the

HORIZON BANCORP

transaction had an implied valuation of approximately $98.6 million. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and the Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the merger agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 4.5183 shares of Horizon common stock for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consisted of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko stockholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 873,430 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $16.57 per share of Horizon common stock, the transaction had an implied valuation of approximately $23.0 million. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and the Bank’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 1.425 shares of Horizon common stock and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 3,288,303. Horizon’s stock price was $16.88 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base, reductions in transaction costs and reduced costs through economies of scale.

On April 3, 2014 Horizon completed its acquisition of SCB Bancorp, Inc. (“Summit”) and the Bank’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.7356 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 856,230. Horizon’s stock price was $14.82 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base, reductions in transaction costs and reduced costs through economies of scale.

On July 17, 2012, Horizon completed its acquisition of Heartland Bancshares, Inc. (“Heartland”) and Heartland’s wholly owned subsidiary, Heartland Community Bank (“Heartland Bank”). Heartland was merged into Horizon, and Heartland Bank was merged into the Bank. The exchange ratio was 1.215 shares of Horizon’s common stock for each share of Heartland common stock outstanding. Horizon acquired the 1,442,449 outstanding shares of Heartland common stock in exchange for 1,752,574 shares of Horizon common stock, which had a market price of $11.22 per share at the close of business on July 17, 2012. Horizon also purchased and retired all shares of preferred stock that Heartland had issued pursuant to the Troubled Asset Relief Program Capital Purchase Program (“TARP”). Based upon the $11.22 market price and the TARP preferred stock purchase, the total value of the consideration for the acquisition was $26.9 million. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base, reductions in transaction costs and reduced costs through economies of scale.

The Bank maintains 56 full service offices and 3 loan and deposit production offices. At December 31, 2016, the Bank had total assets of $3.14 billion and total deposits of $2.47 billion. The Bank has wholly-owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies.

HORIZON BANCORP

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the acquisition of American Trust & Savings Bank (“American”) in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”). The Company also assumed additional debentures as the result of the Heartland transaction, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). In 2016, the Company also assumed additional debentures as the result of the LaPorte Bancorp transaction. LaPorte Bancorp acquired City Savings Financial Corporation in 2007. City Savings Financial Corporation issued the debentures and formed City Savings Statutory Trust I (“City Savings”) in 2003. See Note 15 of the Consolidated Financial Statements included at Item 8 for further discussion regarding these previously consolidated entities that are now reported separately.

The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2016, revenues from loans accounted for 63.4% of the total consolidated revenue, and revenues from investment securities accounted for 10.4% of total consolidated revenue.

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

Employees

The Bank employed approximately 665 full and part-time employees as of December 31, 2016. Other than the Bank, neither Horizon nor any of its direct or indirect subsidiaries have employees.

Competition

Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of areas throughout the northern, northwest and northeastern portions of the state of Indiana along with central Indiana defined by the counties of Lake, Porter, La Porte, St. Joseph, Elkhart, Kosciusko, LaGrange, DeKalb, Noble, Whitley, Allen, Fountain, Hamilton, Marion and Johnson Counties Indiana, along with the counties of Berrien, Cass, St. Joseph, Kalamazoo, and Ingham Counties located in southwest and southern Michigan. The Bank competes with other commercial banks as well as with savings and loan associations, consumer finance companies, credit unions and other non-bank and digital financial service providers. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.

Based on deposits as of June 30, 2016, Horizon was the largest of the nine bank and thrift institutions in La Porte County with a 36.68% market share. On July 18, 2016, Horizon completed its acquisition of The LaPorte Savings Bank which was the second largest of the nine bank and thrift institutions in La Porte County with a 19.92% market share as of June 30, 2016. In Porter County, Horizon was the fifth largest of the 14 institutions with a 9.56% market share while The LaPorte Savings Bank was the ninth largest with a 1.22% market share as of June 30, 2016. On June 1, 2016, Horizon completed its acquisition of Farmers State Bank which held 9.25% of the market share in Kosciusko County, Indiana as of June 30, 2016. In the northeastern Indiana counties where Horizon acquired Peoples FSB, Horizon held the largest market share of 11 banks at 25.14% market share in DeKalb County; 6.24% in LaGrange County; 8.08% in Noble County; 9.24% in Whitley County and then less than 1% in Allen County where the newest branch of the former Peoples FSB is located. The branches in Michigan that were formerly with Peoples FSB are in the counties of Cass and St. Joseph with 5.99% and 5.87% market share, respectively. On November 7, 2016, Horizon completed its acquisition of Central National Bank & Trust which held 12.63% of the market share in Fountain County Indiana as of June 30, 2016. In Johnson County,

HORIZON BANCORP

Indiana, where Horizon acquired the branches of Heartland Bank, the Bank enjoys a 12.15% market share as the third largest of the 20 institutions in that county. In Berrien County, Michigan, Horizon was the fifth largest of the 11 bank and thrift institutions with a 8.22% market share. Horizon’s market share of deposits in Lake County, Indiana was just over 1% at 1.53%, a little over 1% at 1.40% in Kalamazoo County, Michigan, and less than 1% in each of St. Joseph, Elkhart, Marion, and Hamilton Counties in Indiana. The branches the Bank acquired in the acquisition of Summit Community Bank are located in Ingham County, Michigan and had a 2.62% market share. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov.)

Regulation and Supervision

As a bank holding company and a financial holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”) as its primary federal regulator. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by the Bank is subject to the jurisdiction and requires notice to, or the prior approval of, the OCC. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state is no longer required. The supervision, regulation and examination of Horizon and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than for Horizon’s shareholders. In January 2017, the Bank filed an application with the Indiana Department of Financial Institutions to convert from a national bank to an Indiana state commercial bank. If the application to convert is approved, and the Bank becomes an Indiana state commercial bank, then its primary regulator would become the Indiana Department of Financial Institutions rather than the OCC, and its primary federal regulator would become the FDIC.

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

HORIZON BANCORP

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

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The FDIC and the OCC also have risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For Horizon’s regulatory capital ratios and regulatory requirements as of December 31, 2016, see the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, which is incorporated herein by reference.

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

HORIZON BANCORP

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

However, effective as of June 30, 2016, the reserve ratio reached 1.15% and a new assessment rate schedule became effective July 1, 2016, with rates ranging from 3 to 30 basis points instead of 5 to 35 basis points. Assessment rates for all established smaller banks will be determined using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The new pricing system eliminates risk categories, but establishes minimum and maximum assessment rates for established small banks based on a bank’s CAMELs composite ratings.

Horizon’s FDIC deposit insurance expense increased slightly during 2016 compared to 2015. The FDIC continued to offset the regular insurance assessments until the earlier of the exhaustion of an institution’s prepaid assessments or June 30, 2013. Any prepaid assessment remaining after collection of the amount due on June 30, 2013, was returned to the institution. The FDIC returned to the Bank $2.0 million in prepaid assessments.

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

FDIC-insured institutions are also subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (“SAIF”). These assessments will continue until the FICO bonds are repaid between 2017 and 2019. The FICO assessment rate was 0.58 basis points for each $100 of insured deposits for the first quarter of 2016 and 0.56 basis points for the remaining three quarter of 2016.

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

HORIZON BANCORP

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

These new minimum capital ratios became effective for Horizon on January 1, 2015, and will be fully phased-in on January 1, 2019. Horizon’s management believes that, as of December 31, 2016, Horizon and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis, as if such requirements were currently in effect.

HORIZON BANCORP

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2016.

	Actual		Required For Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016

Total capital[1] (to risk-weighted assets)
Consolidated	$316,576	13.87%	$182,596	8.00%	$196,976	8.63%	N/A	N/A
Bank	319,013	13.98%	$182,541	8.00%	196,916	8.63%	$228,176	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	301,739	13.22%	$136,947	6.00%	151,326	6.63%	N/A	N/A
Bank	304,176	13.33%	$136,905	6.00%	151,280	6.63%	182,540	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	263,313	11.50%	$103,036	4.50%	117,460	5.13%	N/A	N/A
Bank	304,176	13.33%	$102,679	4.50%	117,054	5.13%	148,314	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	301,739	10.44%	$115,609	4.00%	115,609	4.00%	N/A	N/A
Bank	304,176	9.93%	$122,521	4.00%	122,521	4.00%	153,151	5.00%

[1]	As defined by regulatory agencies

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

In 2011, Horizon issued 12,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) to the U. S. Department of the Treasury (the “Treasury”). The issuance to the Treasury of the Series B Preferred Stock resulted in the imposition of limitations on Horizon’s ability to pay dividends. Under the terms of the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities, including the common stock, during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. Effective February 1, 2016, Horizon redeemed all the Series B Preferred Stock and, accordingly, the restrictions imposed on the payment of dividends by the outstanding Series B Preferred Stock no longer had any effect. Further, on May 10, 2016, the Company amended its Articles of Incorporation to delete and remove the Certificate of Designations for the Series B Preferred Stock so it is no longer authorized for issuance.

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

HORIZON BANCORP

(ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. New prompt corrective action requirements became effective January 1, 2015 and increased the capital level requirements necessary to qualify as “well capitalized.” At December 31, 2016, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 8%, the Bank’s common equity Tier I risk-based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

HORIZON BANCORP

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

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of Horizon in substantial and unpredictable ways. Horizon has incurred higher operating costs in complying with the Dodd-Frank Act, and expects higher costs to continue for the foreseeable future. Horizon’s management continues to review rules and regulations adopted pursuant to the Dodd-Frank Act and assess their probable impact on the business, financial condition and results of operations of Horizon, and Horizon’s management will also continue to monitor whether the new federal administration pursues announced plans to repeal or modify the Dodd-Frank Act.

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

HORIZON BANCORP

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2016, the Bank’s investment in stock of the FHLB of Indianapolis was $14.9 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. For the year ended December 31, 2016, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $529,000, for an annualized rate paid in dividends of 4.3%.

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

II.	INVESTMENT PORTFOLIO

A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2016		December 31, 2015		December 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$8,051	$7,989	$5,940	$5,926	$26,996	$26,823
State and municipal	117,327	116,592	73,829	75,095	46,535	47,952
Federal agency collateralized mtg. obligations	139,040	137,195	157,291	156,203	122,930	122,860
Federal agency mortgage-backed pools	180,183	176,726	206,970	207,704	122,583	125,395
Private labeled mortgage-backed pools	—	—	—	—	670	689
Corporate notes	1,238	1,329	32	54	32	45

Total available for sale	445,839	439,831	444,062	444,982	319,746	323,764

Total held to maturity	193,194	194,086	187,629	193,703	165,767	169,904

Total investment securities	$639,033	$633,917	$631,691	$638,685	$485,513	$493,668

B.	The following is a schedule of maturities of each category of available for sale and held-to-maturity debt securities and the related weighted-average yield of such securities as of December 31, 2016:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$—	0.00%	$7,643	1.43%	$346	2.06%	$—	0.00%
State and municipal	7,480	2.27%	29,836	2.91%	20,638	3.88%	58,638	4.42%
Federal agency collateralized mtg. obligations(2)	—	0.00%	5,559	3.10%	27,655	2.93%	103,980	2.55%
Federal agency mortgage-backed pools(2)	—	0.00%	3,390	3.26%	23,946	2.47%	149,391	2.53%
Corporate notes	—	0.00%	—	0.00%	—	0.00%	1,329	0.00%

Total available for sale	$7,480	2.27%	$46,428	2.71%	$72,585	3.04%	$313,338	2.88%

Total held to maturity	$—	0.00%	$35,446	4.08%	$95,872	3.77%	$62,768	4.09%

Total investment securities	$7,480	2.27%	$81,874	3.31%	$168,457	3.46%	$376,106	3.08%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

HORIZON BANCORP

Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2016.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications for the years indicated.

(dollars in thousands)	December 31 2016	December 31 2015	December 31 2014	December 31 2013	December 31 2012
Commercial	$1,069,956	$804,995	$674,314	$505,189	$460,471
Real estate	531,874	437,144	254,625	185,958	189,714
Mortgage warehouse	135,727	144,692	129,156	98,156	251,448
Consumer	398,429	362,300	320,459	279,525	289,084

	2,135,986	1,749,131	1,378,554	1,068,828	1,190,717
Allowance for loan losses	(14,837)	(14,534)	(16,501)	(15,992)	(18,270)

Total loans	$2,121,149	$1,734,597	$1,362,053	$1,052,836	$1,172,447

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehouse and consumer loans, as of December 31, 2016:

(dollars in thousands) Maturing or repricing	One Year or Less	One Through Five Years	After Five Years	Total
Commercial, financial, agricultural and commercial tax-exempt loans	$658,783	$365,370	$45,803	$1,069,956

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

(dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$297,424	$113,749

HORIZON BANCORP

C.	Risk Elements

Non-accrual, Past Due and Restructured Loans - The following schedule summarizes non-accrual, past due and restructured loans.

(dollars in thousands)	December 31 2016	December 31 2015	December 31 2014	December 31 2013	December 31 2012
Non-performing loans
Commercial
More than 90 days past due	$183	$—	$—	$45	$—
Non-accrual	2,249	5,030	10,024	4,014	5,754
Trouble debt restructuring - accruing	—	60	610	1,296	1,265
Trouble debt restructuring - non-accrual	—	1,915	1,221	2,116	3,674
Real estate
More than 90 days past due	—	1	40	2	2
Non-accrual	2,959	4,354	2,297	2,459	4,565
Trouble debt restructuring - accruing	1,254	808	2,526	2,686	1,761
Trouble debt restructuring - non-accrual	809	1,074	1,031	999	2,827
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring - accruing	—	—	—	—	—
Trouble debt restructuring - non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	58	27	75	2	52
Non-accrual	2,728	2,878	2,991	3,275	3,055
Trouble debt restructuring - accruing	238	350	1,236	1,072	676
Trouble debt restructuring - non-accrual	205	183	391	311	148

Total non-performing loans	10,683	16,680	22,442	18,277	23,779

Other real estate owned and repossessed collateral
Commercial	542	161	411	830	1,337
Real estate	2,648	3,046	636	1,277	1,228
Mortgage warehouse	—	—	—	—	—
Consumer	26	—	154	14	11

Total other real estate owned and repossessed collateral	3,216	3,207	1,201	2,121	2,576

Total non-performing assets	$13,899	$19,887	$23,643	$20,398	$26,355

(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2016, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$690
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2016, and included in net income for the period.	204

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2016.	$486

Discussion of Non-Accrual Policy

1.	From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days or it has had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Credit Officer and the senior commercial loan workout officer must review all loans placed on non-accrual status.

HORIZON BANCORP

2.	Potential Problem Loans:

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $10.7 million and $16.7 million at December 31, 2016 and 2015. The allowance for impaired and non-accrual loans included in the Bank’s allowance for loan losses totaled $4,000 and $202,000 at those respective dates. The average balance of impaired loans during 2016 and 2015 was $2.9 million and $7.1 million.

3.	Foreign Outstandings:

None.

4.	Loan Concentrations:

As of December 31, 2016, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2016, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

(dollars in thousands)	December 31 2016	December 31 2015	December 31 2014	December 31 2013	December 31 2012
Loans outstanding at the end of the period (1)	$2,135,986	$1,749,131	$1,378,554	$1,068,828	$1,190,717
Average loans outstanding during the period (1)	1,948,580	1,593,790	1,247,510	1,092,662	1,043,620

(1)	Net of unearned income and deferred loan fees

(dollars in thousands)	December 31 2016	December 31 2015	December 31 2014	December 31 2013	December 31 2012
Balance at beginning of the period	$14,534	$16,501	$15,992	$18,270	$18,882
Loans charged-off:
Commercial	758	3,437	1,802	2,532	2,388
Real estate	213	288	328	1,055	597
Consumer	1,689	2,374	1,999	2,663	2,958

Total loans charged-off	2,660	6,099	4,129	6,250	5,943
Recoveries of loans previously charged-off:
Commercial	210	192	773	668	782
Real estate	97	69	21	114	77
Consumer	814	709	786	1,270	948

Total loan recoveries	1,121	970	1,580	2,052	1,807

Net loans charged-off	1,539	5,129	2,549	4,198	4,136
Provision charged to operating expense	1,842	3,162	3,058	1,920	3,524

Balance at the end of the period	$14,837	$14,534	$16,501	$15,992	$18,270

Percent of net charge-offs to average loans outstanding for the period	0.08%	0.32%	0.20%	0.38%	0.40%

HORIZON BANCORP

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31 2016		December 31 2015		December 31 2014		December 31 2013		December 31 2012
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$6,579	50%	$7,195	46%	$7,910	50%	$6,663	48%	$7,771	39%
Real estate	2,090	25%	2,476	25%	2,508	18%	3,462	17%	3,204	16%
Mortgage warehousing	1,254	6%	1,007	8%	1,132	9%	1,638	9%	1,705	21%
Consumer	4,914	19%	3,856	21%	4,951	23%	4,229	26%	5,590	24%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$14,837	100%	$14,534	100%	$16,501	100%	$15,992	100%	$18,270	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Notes to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2016, Horizon processed approximately $3.6 billion in mortgage warehouse loans.

V.	DEPOSITS

Information required by this section is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Consolidated Financial Statements and related Notes in Item 8 below, which are incorporated herein by reference.

VI.	RETURN ON EQUITY AND ASSETS

Information required by this section is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 below and in the Consolidated Financial Statements and related notes in Item 8 below, which are incorporated herein by reference.

VII.	SHORT TERM BORROWINGS

The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of stockholders’ equity at the end of the period.

(dollars in thousands)	December 31 2016	December 31 2015
Outstanding at year end	$57,144	$59,399
Approximate weighted-average interest rate at year-end	0.18%	0.13%
Highest amount outstanding as of any month-end during the year	$62,703	$61,205
Approximate average outstanding during the year	$54,737	$54,899
Approximate weighted-average interest during the year	0.17%	0.13%

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

Risks Related to Our Business

As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:

•	Credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	Market risk: the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;

•	Liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs;

•	Operational risk: the risk of loss resulting from fraud, inadequate or failed internal processes, cyber-security breaches, people and systems, or external events;

•	Economic risk: the risk that the economy in our markets could decline further resulting in increased unemployment, decreased real estate values and increased loan charge-offs; and

•	Compliance risk: the risk of additional action by our regulators or additional regulation could hinder our ability to do business profitably.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which continued through 2016. Although economic forecasters discuss the potential for more robust growth in 2017, financial institutions continue to be affected by sluggish real estate markets and constrained financial markets. While we continue to take steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

We face intense competition in all phases of our business from other banks, financial institutions and non-banks.

The banking and financial services business in most of our markets is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial and digital service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

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

Our primary market area for deposits and loans consists of Northern and Central Indiana and Southwestern and Central Michigan. An economic slowdown could hurt our business and the possible consequences of such a downturn could include the following:

•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral securing loans;

•	an increase in loans charged off;

•	an increase in the Company’s expense to fund loan loss reserves;

•	an increase in collection costs;

•	a decline in the demand for our products and services, and;

•	an increase in non-accrual loans and other real estate owned.

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

In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, and during 2010 and 2012 the Federal Housing Finance Agency indicated that the Treasury Department is committed to fund Fannie Mae and Freddie Mac to levels needed in order to sufficiently meet their funding needs, it is currently unclear whether further changes would significantly and adversely affect our operations. Members of the present federal administration have expressed an intent to seek an end to the conservatorship and to privatize the Agencies, and it is unclear how that might impact us. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible may also depend on having an acceptable peer-relative delinquency ratio for the Federal Housing Administration (“FHA”) and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, we have repurchased delinquent loans from them in the past to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by the FHA, such repurchases increase our capital and liquidity needs, and there can be no assurance that we will have sufficient capital or liquidity to continue to purchase such loans out of the Ginnie Mae pools if required to do so.

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

As of December 31, 2016, we had $86.3 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 11, “Nature of Operations and Summary of Significant Accounting Policies” and “Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Corporate tax reform continues to be a priority in the U.S., and the present federal administration proposes reducing the corporate income tax rate. Changes to the U.S. tax system could have significant effects, positive and negative, on our

HORIZON BANCORP

effective tax rate, and on our deferred tax assets and liabilities. In addition, changes to the tax system could impact our ability to utilize our federal and state net operating loss carryforwards. Accordingly, a decline in the U.S. corporate tax rate or other changes to the U.S. tax system could have a material adverse effect on Horizon’s earnings in the quarter and year in which the legislation is enacted.

We face other risks from recent actions of the U.S. Treasury and the Internal Revenue Service. In November 2016, these agencies issued a Notice making captive insurance company activities “transactions of interest” due to the potential for tax avoidance or evasion. We have two captive insurance companies (one was acquire in 2016 as part of the LaPorte Bancorp acquisition), and it is not certain at this point how the Notice may impact us on our operation of the captive insurance companies as a risk management tool.

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

HORIZON BANCORP

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

To the extent we are involved in any future cyber-attacks or other breaches, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain. We could also suffer significant damage to our reputation. Although we are insured against many of these risks, including privacy breach response costs, notification expenses, breach support and credit monitoring expenses, cyber extortion and cyber terrorism, there can be no assurances that such insurance will be sufficient to cover all costs arising from a data or information technology breach and our exposure may exceed our coverage.

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

Because our stock is moderately traded, it may be more difficult for you to sell your shares or buy additional shares when you desire to do so and the price may be volatile.

Although our common stock has been listed on the NASDAQ stock market since December 2001, our common stock is moderately traded. The prices of moderately traded stocks, such as ours, can be more volatile than stocks traded in a large, active public market and can be more easily impacted by sales or purchases of large blocks of stock. Moderately traded stocks are also less liquid, and because of the low volume of trades, you may be unable to sell your shares when you desire to do so.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The main office and full service branch of Horizon and the Bank is located at 515 Franklin Square, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Square, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 55 sales offices located at:

3631 South Franklin Street	Michigan City	Indiana
113 West First Street	Wanatah	Indiana
1500 West Lincolnway	LaPorte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet Avenue	Valparaiso	Indiana
902 East Lincolnway	Valparaiso	Indiana
455 Morthland Drive	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
10429 Calumet Avenue	Munster	Indiana
17400 State Road 23	South Bend	Indiana
1909 East Bristol Street	Elkhart	Indiana
1321 119th Street	Whiting	Indiana
1349 Calumet Avenue	Hammond	Indiana

HORIZON BANCORP

1300 North Main Street	Crown Point	Indiana
420 North Morton Street	Franklin	Indiana
151 Marlin Drive	Greenwood	Indiana
942 South US 31	Greenwood	Indiana
507 Three Notch Lane	Bargersville	Indiana
302 North Alabama Street	Indianapolis	Indiana
1216 West Carmel Drive	Carmel	Indiana
212 West Seventh Street	Auburn	Indiana
105 North Main Street	Avilla	Indiana
507 North Main Street	Columbia City	Indiana
123-129 South Main Street	Columbia City	Indiana
1212 South Randolph Street	Garrett	Indiana
303 Defiance Street	Howe	Indiana
116 West Mitchell Street	Kendallville	Indiana
114 South Detroit Street	LaGrange	Indiana
210 West Lake Street	Topeka	Indiana
625 South Wayne Street	Waterloo	Indiana
22730 Main Street	Woodburn	Indiana
200 Main Street	Leesburg	Indiana
102 East Main Street	Mentone	Indiana
411 South Huntington Street	Syracuse	Indiana
2102 East Center Street	Warsaw	Indiana
433 Anchorage Road	Warsaw	Indiana
301 Boyd Boulevard	LaPorte	Indiana
6959 West Johnson Road	LaPorte	Indiana
710 Indiana Avenue	LaPorte	Indiana
1 Parkman Drive	Westville	Indiana
307 East Jackson Street	Attica	Indiana
2 South Perry Street	Attica	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
500 West Buffalo Street	New Buffalo	Michigan
6801 West US 12	Three Oaks	Michigan
3250 West Centre Avenue	Portage	Michigan
1600 Abbot Road	East Lansing	Michigan
2151 West Grand River	Okemos	Michigan
500 North Grand Street	Schoolcraft	Michigan
123 Portage Avenue	Three Rivers	Michigan
1213 West Michigan Avenue	Three Rivers	Michigan
15534 US 12	Union	Michigan

Horizon owns all of these facilities except for the East Lansing, Michigan office located at 1600 Abbot Road, which is leased. The Bank also has three loan production offices which are all leased located at:

10020 Auburn Park Drive	Fort Wayne	Indiana
7100 Tower Road, Suite A	Battle Creek	Michigan
250 Pearl Street NW	Grand Rapids	Michigan

HORIZON BANCORP

ITEM 3. LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Craig M. Dwight	60	Chairman of Horizon since July 2014; Chairman and Chief Executive Officer of the Bank since January 2003; Chief Executive Officer of Horizon and the Bank since July 2001; President of the Bank from 1998 to January 2003.
Thomas H. Edwards	64	President of the Bank since January 2003.
Mark E. Secor	50	Executive Vice President of Horizon since January 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager from June 2007 to January 2009; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007.
James D. Neff	57	Corporate Secretary of Horizon since 2007; Executive Vice President-Mortgage Banking of the Bank since January 2004; Senior Vice President of the Bank from October 1999 to January 2004.
Kathie A. DeRuiter	55	Executive Vice President of Horizon and Senior Bank Operations Officer since January 2014; Senior Vice President, Senior Bank Operations Officer from January 2003 to January 2014; Vice President, Senior Bank Operations Officer from January 2000 to January 2003.

All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

HORIZON BANCORP

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of Securities

There were no purchases by the Company of its common stock during the fourth quarter of 2016.

Performance Graph

The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the common shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2011, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

	Period Ending
Index	December 31 2011	December 31 2012	December 31 2013	December 31 2014	December 31 2015	December 31 2016
Horizon Bancorp	100.00	173.93	228.51	240.98	262.38	403.16
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92
SNL Micro Cap Bank	100.00	126.37	163.04	184.90	205.62	252.77

Source : SNL Financial LC, Charlottesville, VA
Copyright 2017	www.snl.com

HORIZON BANCORP

The following chart compares the change in market price of Horizon’s common stock since December 31, 2011 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

	Period Ending
Index	December 31 2011	December 31 2012	December 31 2013	December 31 2014	December 31 2015	December 31 2016
Horizon Bancorp	100.00	170.08	219.24	226.26	242.01	363.53
Indiana Banks (1)	100.00	110.30	144.28	153.88	172.82	225.46
Michigan Banks (1)	100.00	123.05	147.57	158.96	173.88	209.68

(1)	excludes merger targets

Source : SNL Financial LC, Charlottesville, VA
Copyright 2017	www.snl.com

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana and Southwestern and Central Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873 and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. All share data included below has been adjusted to reflect Horizon’s three-for-two stock splits paid on November 14, 2016, November 9, 2012 and December 9, 2011.

Following are some highlights of Horizon’s financial performance during 2016:

•	Net income for the year ending December 31, 2016 was $23.9 million or $1.19 diluted earnings per share compared to $20.5 million or $1.26 diluted earnings per share for the year ended December 31, 2015.

•	Excluding acquisition-related expenses, gain on sale of investment securities, the death benefit on bank owned life insurance, prepayment penalties and purchase accounting adjustments, net income for the year ending December 31, 2016 increased 34.5% to $29.2 million or $1.45 diluted earnings per share compared to $21.7 million or $1.33 diluted earnings per share for the year ended December 31, 2015.

•	Total loans increased 22.0% or $387.0 million during the year ended December 31, 2016.

•	Total loans, excluding acquired loans, mortgage warehouse loans and loans held for sale, increased 4.3% or $69.6 million during the year ended December 31, 2016.

•	Net interest income for the year ended December 31, 2016 increased 15.1% or $11.3 million compared to the year ended December 31, 2015.

•	Net interest margin was 2.92% for the fourth quarter of 2016 compared to 3.37% for the prior quarter and 3.50% for the same period in 2015.

•	Net interest margin, excluding the impact of the prepayment penalties on borrowings and purchase accounting adjustments (“core net interest margin”), was 3.45% for the fourth quarter of 2016 compared to 3.31% for the prior quarter and 3.38% for the same period in 2015.

•	Non-interest income for the year ended December 31, 2016 increased 24.9% or $7.6 million compared to the year ended December 31, 2015.

•	Horizon’s tangible book value per share rose to $11.48 at December 31, 2016, compared to $11.02 at December 31, 2015.

•	The Bank’s capital ratios, including Tier 1 Capital to Average Assets of 9.93% and Total Capital to Risk Weighted Assets of 13.98% as of December 31, 2016, continue to be well above the regulatory standards for well-capitalized banks.

Critical Accounting Policies

The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for 2016 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2016, Horizon had core deposit intangibles of $9.4 million subject to amortization and $76.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 30, 2016 was $28.00 per share compared to a tangible book value of $11.48 per common share. Horizon’s return on average assets was 81 basis points for the year ending December 31, 2016.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Analysis of Financial Condition

Horizon’s total assets were $3.1 billion as of December 31, 2016, an increase of $488.8 million from December 31, 2015.

Investment Securities

Investment securities totaled $633.0 million at December 31, 2016, and consisted of Treasury and federal agency securities of $8.0 million (1.3%); state and municipal securities of $282.2 million (44.6%); federal agency mortgage-backed pools of $197.8 million and federal agency collateralized mortgage obligations of $143.7 million (53.9%); and corporate securities of $1.3 million (0.2%).

As indicated above, 53.9% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2016, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average duration of 3.75 years. Securities that have interest rates above current market rates are purchased at a premium. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2016, any unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.

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

At December 31, 2016, 69.5% and at December 31, 2015, 70.3% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net depreciation on these securities totaled $6.0 million, which resulted in a balance of $3.9 million, net of tax, included in stockholders’ equity at December 31, 2016. This compared to $598,000, net of tax, included in stockholders’ equity at December 31, 2015.

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

When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no Level 1 securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and Federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations, Federal agency mortgage-backed pools and corporate notes. For Level 2 securities, Horizon uses a third party service to determine fair value. In performing the valuations, the pricing service relies on models that consider security-specific

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. To verify the reasonableness of the fair value determination by the service, Horizon has a portion of the Level 2 securities priced by an independent securities broker-dealer.

Unrealized gains and losses on available-for-sale securities, deemed temporary, are recorded, net of income tax, in a separate component of other comprehensive income on the balance sheet. No unrealized losses were deemed to be “other-than-temporary.”

As a member of the Federal Reserve and Federal Home Loan Bank systems, Horizon is required to maintain an investment in the common stock of each entity. The investment in common stock is based on a predetermined formula. At December 31, 2016, Horizon had investments in the common stock of the Federal Reserve and Federal Home Loan Banks totaling $23.9 million and at December 31, 2015, investments totaled $13.8 million.

At December 31, 2016, Horizon did not maintain a trading account.

For more information about securities, see Note 4 — Securities to the Consolidated Financial Statements at Item 8.

Loans

Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $2.1 billion at December 31, 2016. The current level of total loans increased 22.1% from the December 31, 2015, level of $1.7 billion. The table below provides comparative detail on the loan categories.

	December 31 2016	December 31 2015	Dollar Change	Percent Change
Commercial
Working capital and equipment	$539,403	$381,245	$158,158	41.5%
Real estate, including agriculture	485,620	391,668	93,952	24.0%
Tax exempt	15,486	8,674	6,812	78.5%
Other	29,447	23,408	6,039	25.8%

Total	1,069,956	804,995	264,961	32.9%

Real estate
1–4 family	526,024	433,015	93,009	21.5%
Other	5,850	4,129	1,721	41.7%

Total	531,874	437,144	94,730	21.7%

Consumer
Auto	174,773	168,397	6,376	3.8%
Recreation	5,669	5,365	304	5.7%
Real estate/home improvement	53,898	47,015	6,883	14.6%
Home equity	144,508	127,113	17,395	13.7%
Unsecured	3,875	4,120	(245)	-5.9%
Other	15,706	10,290	5,416	52.6%

Total	398,429	362,300	36,129	10.0%

Mortgage warehouse	135,727	144,692	(8,965)	-6.2%

Total loans	2,135,986	1,749,131	386,855	22.1%
Allowance for loan losses	(14,837)	(14,534)	(303)

Loans, net	$2,121,149	$1,734,597	$386,552

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

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31 2016	December 31 2015	December 31 2014
Commercial	$918,844	$743,175	$620,809
Real estate	497,337	368,653	234,335
Mortgage warehouse	159,588	138,137	95,070
Consumer	372,811	343,825	297,296

Total average loans	$1,948,580	$1,593,790	$1,247,510

Commercial Loans

Commercial loans totaled $1.1 billion, or 50.1% of total loans as of December 31, 2016, compared to $805.0 million, or 46.0% as of December 31, 2015. The increase during 2016 was primarily related to the $226.0 million of commercial loans acquired in the Kosciusko, LaPorte and CNB acquisitions along with organic growth of $38.9 million net of principal reductions from payments.

Commercial loans consisted of the following types of loans at December 31:

	December 31, 2016			December 31, 2015
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed loans	295	$61,503	5.7%	251	$54,549	6.8%
Municipal government	1	344	0.0%	1	447	0.1%
Lines of credit	1,106	192,178	18.0%	927	153,080	19.0%
Real estate and equipment term loans	2,559	815,931	76.3%	1,834	596,919	74.2%

Total	3,961	$1,069,956	100.0%	3,013	$804,995	100.0%

Fixed rate term loans with a book value of $122.4 million and a fair value of $122.3 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2016 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are Level 3 inputs under the fair value hierarchy as described above.

At December 31, 2016, the commercial loan portfolio held $106.4 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $79.1 million were at their floor at December 31, 2016.

Residential Real Estate Loans

Residential real estate loans totaled $531.9 million or 24.9% of total loans as of December 31, 2016, compared to $437.1 million or 25.0% of total loans as of December 31, 2015. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2016 was primarily related to the $75.5 million of real estate loans acquired in the Kosciusko, LaPorte and CNB acquisitions along with organic growth of $19.3 million net of principal reductions from payments.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2016, $144.5 million in home equity lines of credit compared to $127.1 million at December 31, 2015. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the table above and in Note 5 of the Consolidated Financial Statements at Item 8.

Residential real estate lending is a highly competitive business. As of December 31, 2016, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$136,292	25.6%	4.25%	$114,035	26.1%	4.20%
Biweekly payment	104	0.0%	6.27%	151	0.0%	6.20%
Adjustable rate
Monthly payment	395,478	74.4%	3.77%	322,959	73.9%	3.84%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Sub total	531,874	100.0%	3.89%	437,145	100.0%	3.93%

Loans held for sale	8,087			7,917

Total real estate loans	$539,961			$445,062

The increase in fixed and adjustable rate residential mortgage loans during 2016 was primarily due to the real estate loans acquired in the Kosciusko, LaPorte and CNB acquisitions as well as organic growth. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2016 and 2015, approximately $316.9 million and $302.4 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.3 billion and $1.2 billion at December 31, 2016 and 2015.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2016, totaled approximately $12.1 million compared to the carrying value of $11.2 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2016	December 31 2015	December 31 2014
Mortgage servicing rights
Balances, January 1	$9,271	$7,980	$7,428
Servicing rights capitalized	3,426	2,974	2,280
Amortization of servicing rights	(1,016)	(1,683)	(1,728)

Balances, December 31	11,681	9,271	7,980

Impairment allowance
Balances, January 1	(397)	(338)	(389)
Additions	(236)	(130)	(95)
Reductions	126	71	146

Balances, December 31	(507)	(397)	(338)

Mortgage servicing rights, net	$11,174	$8,874	$7,642

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

At December 31, 2016, the mortgage warehouse loan balance was $135.7 million compared to $144.7 million as of December 31, 2015. The decrease in mortgage warehouse loans reflected an increase in long-term interest rates in 2016 and the lower refinance volume.

Consumer Loans

Consumer loans totaled $398.4 million, or 18.7% of total loans as of December 31, 2016, compared to $362.3 million, or 20.7% as of December 31, 2015. The increase during 2016 was primarily related to the $24.7 million of consumer loans acquired in the Kosciusko, LaPorte and CNB acquisitions along with organic growth of $11.4 million net of principal reductions from payments.

Allowance and Provision for Loan Losses/Critical Accounting Policy

At December 31, 2016, the allowance for loan losses was $14.8 million, or 0.69% of total loans outstanding, compared to $14.5 million, or 0.83% at December 31, 2015. The decrease in the ratio was primarily due to an increase in total loans from both organic growth and the Kosciusko, LaPorte and CNB acquisitions. During 2016, the expense for provision for loan losses totaled $1.8 million compared to $3.2 million in 2015. Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, was 0.91% as of December 31, 2016.

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-performing Loans

Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31 2016	December 31 2015	December 31 2014
Non-performing loans	$10,683	$16,680	$22,442

Non-performing loans total 72.0%, 114.8% and 136.0% of the allowance for loan losses at December 31, 2016, 2015 and 2014, respectively. Non-performing loans at December 31, 2016 totaled $10.7 million, a decrease from a balance of $16.7 million as of December 31, 2015 and $22.4 million as of December 31, 2014. Non-performing loans as a percentage of total loans was 0.50% as of December 31, 2016, a decrease from 0.95% and 1.62% as of December 31, 2015 and December 31, 2014, respectively.

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

Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31 2016	December 31 2015	December 31 2014
Other real estate owned	$3,190	$3,207	$1,047

OREO totaled $3.2 million on December 31, 2016, a decrease of $17,000 from December 31, 2015 and an increase of $2.1 million from December 31, 2014. On December 31, 2016, OREO was comprised of nine properties. Of these properties, three totaling $542,000 were commercial real estate and six totaling $2.6 million were residential real estate.

No mortgage warehouse loans were non-performing or OREO as of December 31, 2016, 2015 or 2014.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Deferred Tax

Horizon had a net deferred tax asset totaling $7.4 million and $5.2 million as of December 31, 2016 and December 31, 2015, respectively. The following table shows the major components of deferred tax:

	December 31 2016	December 31 2015
Assets
Allowance for loan losses	$5,581	$5,329
Net operating loss (from acquisitions)	2,368	1,679
Director and employee benefits	3,124	2,223
Unrealized loss on AFS securities and fair value hedge	937	711
Accrued Pension	1,323	1,725
Fair value adjustment on acquisitions	2,340	756
Other	1,593	273

Total assets	17,266	12,696

Liabilities
Depreciation	(1,916)	(2,180)
State tax	(341)	(192)
Federal Home Loan Bank stock dividends	(474)	(343)
Difference in basis of intangible assets	(4,654)	(2,938)
FHLB Penalty	—	(123)
Unrealized gain on securities available for sale	—	—
Other	(431)	(264)

Total liabilities	(7,816)	(6,040)
Valuation allowance	(2,018)	(1,407)

Net deferred tax asset	$7,432	$5,249

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $2.5 billion at December 31, 2016, compared to $1.9 billion at December 31, 2015. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the Year Ending December 31			Average Rate Paid for the Year Ending December 31
	2016	2015	2014	2016	2015	2014

Noninterest-bearing demand deposits	$417,900	$314,840	$258,523
Interest-bearing demand deposits	732,117	671,493	582,916	0.12%	0.12%	0.12%
Savings deposits	303,229	191,593	142,420	0.06%	0.05%	0.05%
Money market	254,453	205,119	161,146	0.26%	0.24%	0.23%
Time deposits	462,527	344,464	296,349	1.06%	1.21%	1.39%

Total deposits	$2,170,226	$1,727,509	$1,441,354

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The $442.7 million increase in average deposits during 2016 was the result of an increase in the depositor base due to organic growth as well as the Kosciusko, LaPorte and CNB acquisitions. The transactional accounts average balances, as the lower cost funding sources, increased $343.5 million and the average balances for higher cost time deposits increased $115.5 million. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2016:

Due in three months or less	$17,713
Due after three months through six months	30,304
Due after six months through one year	25,412
Due after one year	31,932

$105,361

Interest expense on time certificates of $100,000 or more was approximately $2.1 million, $2.3 million, and $2.2 million for 2016, 2015 and 2014. Interest expense on time certificates of $250,000 or more was approximately $753,000 and $990,000 for 2016 and 2015.

Off-Balance Sheet Arrangements

As of December 31, 2016, Horizon did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

The following tables summarize Horizon’s contractual obligations and other commitments to make payments as of December 31, 2016:

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Certificates of Deposit	$475,843	$257,071	$149,172	$47,380	$22,220
Borrowings (1)	267,489	203,610	55,285	8,164	430
Subordinated debentures (2)	37,456	—	—	—	37,456

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 13 in Horizon’s Consolidated Financial Statements at Item 8.
(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009, Heartland in 2012 and City Savings in 2016. See Note 15 in Horizon’s Consolidated Financial Statements at Item 8.

	Expiration by Period
	Within One Year	Greater Than One Year
Letters of credit	$2	$967
Unfunded loan commitments	254,063	554,236

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2016. Stockholders’ equity totaled $340.9 million as of December 31, 2016, compared to $266.8 million as of December 31, 2015. At year-end 2016, the ratio of stockholders’ equity to assets was 10.85%, compared to 10.06% for 2015. Tangible equity to tangible assets was 8.33% at December 31, 2016, compared to 7.60% at December 31, 2015. Book value per common share at December 31, 2016 increased to $15.37, compared to $14.20 at December 31, 2015. Horizon’s capital increased during 2016 as a result of earnings and common stock issued in acquisitions, partially offset by a decrease in other comprehensive income and dividends declared.

In 2008, in connection with the issuance of preferred stock that was subsequently redeemed, Horizon issued a warrant to the Treasury to purchase shares of Horizon’s common stock. The Treasury sold the warrant to a third party, and at December 31, 2015, the warrant covered 481,510 shares with an exercise price of $7.79 per share. These warrants were exercised during 2015.

On August 25, 2011, the Company sold 12,500 shares of Series B Preferred Stock for aggregate consideration of $12.5 million, to the Treasury pursuant to the Small Business Lending Fund program. Concurrently with this transaction, Horizon redeemed all 18,750 shares of our Series A Preferred Stock that remained outstanding under the Treasury’s Capital Purchase Program. The redemption of the Series A Preferred Stock was funded by the $12.5 million in proceeds from the sale of the Series B Preferred Stock together with other available funds. On February 1, 2016 the Company redeemed all 12,500 shares of Series B Preferred Stock for $12,500,000 along with the final dividend payment of $10,417.

Horizon declared dividends in the amount of $0.41 per share in 2016, $0.39 per share in 2015, and $0.34 per share in 2014. The dividend payout ratio (dividends as a percent of net income) was 34.3% for 2016, 29.9% for 2015, and 25.7% for 2014. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements at Item 8.

In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (2.95% at December 31, 2016) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.65% (2.65% at December 31, 2016) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I, a wholly owned business trust (“Alliance Trust”) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (3.65% at December 31, 2016) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.85% at December 31, 2016) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.2 million, net of the remaining purchase discount, at December 31, 2016.

The Company assumed additional debentures as the result of the Heartland merger in July 2013. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (2.67% at December 31, 2016) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.7 million, net of the remaining purchase discount, at December 31, 2016.

The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.10% (4.10% at December 31, 2016) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.3 million, net of the remaining purchase discount, at December 31, 2016.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Results of Operations

Net Income

Consolidated net income was $23.9 million or $1.19 per diluted share in 2016, $20.5 million or $1.26 per diluted share in 2015, and $18.1 million or $1.27 per diluted share in 2014. The increase in net income from the previous year reflects an increase in net interest income of $11.3 million, an increase in non-interest income of $7.6 million and a decrease in the provision for loan losses of $1.3 million, partially offset by an increase in non-interest expenses of $15.2 million and income taxes of $1.6 million. The decrease in diluted earnings per share compared to the previous year reflects an increase in diluted shares due to the Peoples, Kosciusko and LaPorte acquisitions. Excluding acquisition-related expenses, gain on sale of investment securities, the death benefit on bank owned life insurance, prepayment penalties on borrowings and purchase accounting adjustments, net income for the year ended December 31, 2016 was $29.2 million or $1.45 diluted earnings per share compared to $21.7 million or $1.33 diluted earnings per share for the year ended December 31, 2015. Diluted earnings per share were also reduced by $0.00 for the twelve months ending December 31, 2016, $0.01 for the twelve months ending December 31, 2015 and $0.01 for the twelve months ending December 31, 2014 resulting from the payment of preferred stock dividends.

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

Net interest income during 2016 was $86.0 million, an increase of $11.3 million or 15.1% over the $74.7 million earned in 2015. Yields on the Company’s interest-earning assets decreased by 15 basis points to 4.05% during 2016 from 4.20% in 2015. Interest income increased $17.9 million to $106.5 million for 2016 from $88.6 million in 2015. This increase was due to increased volume in interest-earning assets, partially offset by a decrease in the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $673,000 from $3.0 million in 2015 to $2.3 million in 2016 and the lower yield on interest-earning assets in 2016.

Rates paid on interest-bearing liabilities increased by 15 basis points during the same period due to the prepayment penalties on borrowings of $4.8 million in 2016. Interest expense increased $6.7 million from $13.9 million in 2015 to $20.5 million in 2016. This increase was due to increased volume of interest-bearing liabilities, partially offset by lower rates being paid. Due to the decrease in the yield on the Company’s interest-earning assets and the prepayment penalties paid on borrowings, the net interest margin decreased 27 basis points from 3.56% for 2015 to 3.29% in 2016. Excluding the interest expense recognized from the prepayment penalties on borrowings and the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.38% for 2016 compared to 3.42% for 2015. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin. Management does not expect significant increases in interest rates in the short term, but an increase in rates is expected at some time in the future due to the current historically low interest rate environment.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Twelve Months Ended December 31, 2016			Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$17,142	$95	0.55%	$10,264	$11	0.11%	$6,246	$11	0.18%
Interest-earning deposits	34,506	278	0.81%	14,045	10	0.07%	7,087	10	0.14%
Investment securities - taxable	490,274	9,666	1.97%	394,976	8,700	2.20%	387,013	9,323	2.41%
Investment securities - non-taxable (1)	192,881	4,921	3.59%	152,931	4,494	4.32%	146,407	4,426	4.32%
Loans receivable (2)(3)(4)	1,948,580	91,569	4.71%	1,593,790	75,373	4.74%	1,247,510	62,435	5.01%

Total interest-earning assets (1)	2,683,383	106,529	4.05%	2,166,006	88,588	4.20%	1,794,263	76,205	4.36%

Non-interest-earning assets
Cash and due from banks	37,549			31,692			27,168
Allowance for loan losses	(14,439)			(16,351)			(15,945)
Other assets	255,129			179,138			144,803

	$2,961,622			$2,360,485			$1,950,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,752,326	$6,616	0.38%	$1,438,026	$5,559	0.39%	$1,182,831	$5,257	0.44%
Borrowings	425,444	11,807	2.78%	336,618	6,286	1.87%	281,649	5,956	2.11%
Subordinated debentures	49,834	2,114	4.24%	32,717	2,009	6.14%	32,561	2,009	6.17%

Total interest-bearing liabilities	2,227,604	20,537	0.92%	1,807,361	13,854	0.77%	1,497,041	13,222	0.88%

Non-interest-bearing liabilities
Demand deposits	417,900			317,246			258,523
Accrued interest payable and other liabilities	13,574			16,364			12,776
Stockholders’ equity	302,544			219,514			181,949

	$2,961,622			$2,360,485			$1,950,289

Net interest income/spread		$85,992	3.13%		$74,734	3.43%		$62,983	3.48%

Net interest income as a percent of average interest earning assets (1)			3.29%			3.56%			3.62%

(1)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2016.
(2)	Yields are presented on a tax-equivalent basis.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans aggregated $5.5 million, $4.9 million, and $4.3 million in 2016, 2015 and 2014.

	2016-2015			2015-2014
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$84	$12	$72	$—	$5	$(5)
Interest-earning deposits	268	33	235	—	7	(7)
Investment securities - taxable	966	1,946	(980)	(623)	189	(812)
Investment securities - non-taxable	427	1,550	(1,123)	68	282	(214)
Loans receivable	16,196	16,711	(515)	12,938	16,571	(3,633)

Total interest income	17,941	20,252	(2,311)	12,383	17,054	(4,671)

Interest Expense
Interest-bearing deposits	1,057	1,189	(132)	302	1,042	(740)
Borrowings	5,521	1,942	3,579	330	1,077	(747)
Subordinated debentures	105	847	(742)	—	10	(10)

Total interest expense	6,683	3,978	2,705	632	2,129	(1,497)

Net interest income	$11,258	$16,274	$(5,016)	$11,751	$14,925	$(3,174)

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Net interest income during 2015 was $74.7 million, an increase of $11.8 million or 18.7% over the $63.0 million earned in 2014. Yields on the Company’s interest-earning assets decreased by 16 basis points to 4.20% during 2015 from 4.36% in 2014. Interest income increased $12.4 million to $88.6 million for 2015 from $76.2 million in 2015. This increase was due to increased volume in interest-earning assets and an increase in the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $300,000 from $2.7 million in 2014 to $3.0 million in 2015, partially offset by the lower yield on interest-earnings assets.

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

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of its loan portfolios. The provision for loan losses totaled $1.8 million in 2016 compared to $3.2 million in 2015. The lower provision for loan losses in 2016 compared to the previous year was due to continued improvement in non-performing loans and lower charged off loans. Total loan net charge-offs were $1.5 million, commercial loan net charge-offs were $548,000, residential mortgage loan net charge-offs were $116,000 and consumer loan net charge-offs were $875,000 for the year ending December 31, 2016.

During 2015, the provision for loan losses totaled $3.2 million, compared to $3.1 million in 2014. The higher provision for loan losses in 2015 compared to 2014 was due to continued loan growth. Commercial loan net charge-offs were $3.2 million, residential mortgage loan net charge-offs were $219,000 and consumer loan net charge-offs were $1.6 million for the year ending December 31, 2015.

Non-interest Income

The following is a summary of changes in non-interest income:

	Twelve Months Ended					2014 - 2015
	December 31	December 31	Amount	Percent	December 31	Amount	Percent
	2016	2015	Change	Change	2014	Change	Change
Non-interest Income
Service charges on deposit accounts	$5,404	$4,807	$597	12.4%	$4,085	$722	17.7%
Wire transfer fees	806	633	173	27.3%	557	76	13.6%
Interchange fees	7,042	5,591	1,451	26.0%	4,649	942	20.3%
Fiduciary activities	6,621	5,637	984	17.5%	4,738	899	19.0%
Gain on sale of investment securities	1,836	189	1,647	871.4%	988	(799)	-80.9%
Gain on sale of mortgage loans	11,675	10,055	1,620	16.1%	8,395	1,660	19.8%
Mortgage servicing net of impairment	1,908	993	915	92.1%	805	188	23.4%
Increase in cash surrender value of bank owned life insurance	1,643	1,249	394	31.5%	1,047	202	19.3%
Death benefit on officer life insurance	—	145	(145)	100.0%	—	145	0.0%
Other income	1,039	1,103	(64)	-5.8%	1,013	90	8.9%

Total non-interest income	$37,974	$30,402	$7,572	24.9%	$26,277	$4,125	15.7%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The increase in service charges on deposit accounts and interchange fee income in 2016 compared to 2015 was the result of growth in transactional deposit accounts and volume during 2016. Fiduciary activities income increased $984,000 during 2016 as a result of an increase in assets under management. During 2016, the Company originated approximately $316.9 million of mortgage loans to be sold on the secondary market, compared to $302.4 million in 2015. This increase in volume and increase in the percentage earned on the sale of mortgage loans, increased the overall gain on sale of mortgage loans by $1.6 million compared to the prior year. Mortgage servicing net of impairment increased by $915,000 during 2016 compared to 2015 due to a larger portfolio of mortgage loans serviced during 2016. The cash surrender value of bank owned life insurance increased by $394,000 in 2016 due to an increase in the number of policies outstanding as a result of the Kosciusko and LaPorte acquisitions. Gain on sale of investment securities increased $1.6 million in 2016 due to security gains used to help offset the penalties paid on the repayment of debt as part of a balance sheet restructuring and the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The death benefit on Bank owned life insurance decreased by $145,000 in 2016 due to a payment realized on one of the policies in 2015. These increases were partially offset by a decrease in other income of $64,000 in 2016.

The increase in service charges on deposit accounts and interchange fee income in 2015 compared to 2014 was the result of growth in transactional deposit accounts and volume during 2015. Fiduciary activities income increased $899,000 during 2015 as a result of an increase in assets under management. During 2015, the Company originated approximately $302.4 million of mortgage loans to be sold on the secondary market, compared to $229.2 million in 2014. This increase in volume, partially offset by a decrease in the percentage earned on the sale of mortgage loans, increased the overall gain on sale of mortgage loans by $1.7 million compared to the prior year. Mortgage servicing net of impairment increased by $188,000 during 2015 compared to 2014 due to a larger portfolio of mortgage loans serviced during 2015. The cash surrender value of bank owned life insurance increased by $202,000 in 2015 due to an increase in the number of policies outstanding as a result of the Peoples acquisition. The death benefit on Bank owned life insurance increased by $145,000 in 2015 due to payment realized on one of the policies. These increases were partially offset by a decrease in gain on sale of investment securities of $799,000 in 2015 due to a gain on sale of securities of $988,000 during the third quarter of 2014. This gain was the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The sale of securities was also used to fund loan growth.

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Twelve Months Ended					2014 - 2015
	December 31	December 31	Amount	Percent	December 31	Amount	Percent
	2016	2015	Change	Change	2014	Change	Change
Non-interest Expense
Salaries	$30,445	$25,284	$5,161	20.4%	$22,859	$2,425	10.6%
Commission and bonuses	6,484	6,008	476	7.9%	4,111	1,897	46.1%
Employee benefits	7,084	6,420	664	10.3%	5,712	708	12.4%
Net occupancy expenses	8,322	6,400	1,922	30.0%	5,607	793	14.1%
Data processing	5,367	4,251	1,116	26.3%	3,663	588	16.1%
Professional fees	2,752	2,070	682	32.9%	1,731	339	19.6%
Outside services and consultants	7,863	5,735	2,128	37.1%	3,250	2,485	76.5%
Loan expense	5,582	5,379	203	3.8%	4,770	609	12.8%
FDIC deposit insurance	1,559	1,499	60	4.0%	1,175	324	27.6%
Other losses	684	432	252	58.3%	(70)	502	-717.1%
Other expense	13,269	10,715	2,554	23.8%	9,138	1,577	17.3%

Total non-interest expense	$89,411	$74,193	$15,218	20.5%	$61,946	$12,247	19.8%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Salary expense, commission and bonuses, employee benefits, net occupancy expense and other expense increased by $5.2 million, $476,000, $664,000, $1.9 million and $2.6 million, respectively, due to the Kosciusko, LaPorte and CNB mergers, Horizon’s investments in growth markets and overall growth. Data processing and other expenses increased during 2016 from the cost of continued growth and expansion and the Kosciusko, LaPorte and CNB mergers. Outside services and consultants increased primarily due to the fees associated with the Kosciusko, LaPorte and CNB acquisitions. Loan expense increased in 2016 compared to 2015 due to company growth and collection costs. Other losses increased in 2016 compared to 2015 due to the recovery of a previously recorded loss contingency in 2014 and higher one-time losses in 2015.

Salary expense, commission and bonuses, employee benefits, net occupancy expense and other expense increased by $2.4 million, $1.9 million, $708,000, $793,000 and $1.6 million, respectively, due to the Peoples merger, Horizon’s investment in growth markets and overall growth. Data processing and other expenses increased during 2015 from the cost of continued growth and expansion and the Peoples merger. Outside services and consultants increased primarily due to the fees associated with the Peoples acquisition. Loan expense increased in 2015 compared to 2014 due to company growth and collection costs. Other losses increased in 2015 compared to 2014 due to the recovery of a previously recorded loss contingency in 2014 and higher one-time losses in 2015.

Income Taxes

Income tax expense for 2016 was $8.8 million, compared to $7.2 million of tax expense during 2015. The effective tax rate for 2016 was 26.9% compared to 26.0% in 2015 and 25.4% in 2014.

Use of Non-GAAP Financial Measures

Certain information set forth in this report on Form 10-K refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non-GAAP financial measures of the net interest income and net interest margin excluding the impact of acquisition-related purchase accounting adjustments and net income and diluted earnings per share excluding the impact of one-time costs related to the acquisitions, acquisition-related purchase accounting adjustments and other events that are considered to be non-recurring. Horizon believes these non-GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and one-time costs of acquisitions, although these measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure.

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended			Twelve Months Ended
	December 31	September 30	December 31	December 31
	2016	2016	2015	2016	2015	2014
Net Interest Margin As Reported
Net interest income	$20,939	$24,410	$20,222	$85,992	$74,734	$62,983
Average interest-earning assets	2,932,145	2,957,944	2,369,301	2,683,383	2,166,006	1,794,263
Net interest income as a percent of average interest- earning assets (“Net Interest Margin”)	2.92%	3.37%	3.50%	3.29%	3.56%	3.62%

Impact of Prepayment Penalties on Borrowings
Interest expense from prepayment penalties on borrowings	$4,839	$—	$—	$4,839	$—	$—

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(900)	$(459)	$(695)	$(2,304)	$(2,977)	$(2,745)

Excluding Impact of Prepayment Penalties and Acquisitions
Net interest income	$24,878	$23,951	$19,527	$88,527	$71,757	$60,238
Average interest-earning assets	2,932,145	2,957,944	2,369,301	2,683,383	2,166,006	1,794,263
Core Net Interest Margin	3.45%	3.31%	3.38%	3.38%	3.42%	3.47%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands Except per Share Data)

	Twelve Months Ended
	December 31
	2016	2015	2014
Non-GAAP Reconciliation of Net Income
Net income as reported	$23,912	$20,549	$18,101
Merger expenses	6,827	4,889	1,335
Tax effect	(1,998)	(1,585)	(467)

Net income excluding merger expenses	28,741	23,853	18,969

Gain on sale of investment securities	(1,836)	(189)	(988)
Tax effect	643	66	346

Net income excluding gain on sale of investment securities	27,548	23,730	18,327

Death benefit on bank owned life insurance (“BOLI”)	—	(145)	—
Tax effect	—	51	—

Net income excluding death benefit on BOLI	27,548	23,636	18,327

Prepayment penalties on borrowings	4,839	—	—
Tax effect	(1,694)	—	—

Net income excluding prepayment penalties on borrowings	$30,693	$23,636	$18,327

Acquisition-related purchase accounting adjustments (“PAUs”)	(2,304)	(2,977)	(2,745)
Tax effect	807	1,042	961

Net income excluding PAUs	$29,196	$21,701	$16,543

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$1.19	$1.26	$1.27
Merger expenses	0.34	0.30	0.09
Tax effect	(0.10)	(0.10)	(0.03)

Diluted earnings per share excluding merger expenses	1.43	1.46	1.33

Gain on sale of investment securities	(0.09)	(0.01)	(0.07)
Tax effect	0.03	0.00	0.02

Net income excluding gain on sale of investment securities	1.37	1.46	1.28

Death benefit on BOLI	—	(0.01)	—
Tax effect	—	0.00	—

Net income excluding death benefit on BOLI	1.37	1.45	1.28

Prepayment penalties on borrowings	0.24	—	—
Tax effect	(0.08)	—	—

Net income excluding prepayment penalties on borrowings	1.53	1.45	1.28

Acquisition-related PAUs	(0.11)	(0.18)	(0.19)
Tax effect	0.03	0.06	0.07

Diluted earnings per share excluding PAUs	$1.45	$1.33	$1.16

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Return on Average Assets and Average Common Equity

(Dollars in Thousands)

	Twelve Months Ended
	December 31
	2016	2015	2014
Non-GAAP Reconciliation of Return on Average Assets
Average Assets	$2,961,622	$2,360,485	$1,950,289

Return on average assets as reported	0.81%	0.87%	0.93%
Merger expenses	0.23%	0.21%	0.07%
Tax effect	-0.07%	-0.07%	-0.02%

Excluding merger expenses	0.97%	1.01%	0.97%

Gain on sale of investment securities	-0.06%	-0.01%	-0.05%
Tax effect	0.02%	0.00%	0.02%

Excluding gain on sale of investment securities	0.93%	1.01%	0.94%

Death benefit on BOLI	0.00%	-0.01%	0.00%
Tax effect	0.00%	0.00%	0.00%

Excluding death benefit on BOLI	0.93%	1.00%	0.94%

Prepayment penalties on borrowings	0.16%	0.00%	0.00%
Tax effect	-0.06%	0.00%	0.00%

Excluding prepayment penalties on borrowings	1.04%	1.00%	0.94%

Acquisition-related PAUs	-0.08%	-0.13%	-0.14%
Tax effect	0.03%	0.04%	0.05%

Excluding PAUs	0.99%	0.92%	0.85%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$301,485	$207,014	$169,449

Return on average common equity as reported	7.92%	9.87%	10.60%
Merger expenses	2.26%	2.36%	0.79%
Tax effect	-0.66%	-0.77%	-0.28%

Excluding merger expenses	9.52%	11.46%	11.12%

Gain on sale of investment securities	-0.61%	-0.09%	-0.58%
Tax effect	0.21%	0.03%	0.20%

Excluding gain on sale of investment securities	9.12%	11.40%	10.74%

Death benefit on BOLI	0.00%	-0.07%	0.00%
Tax effect	0.00%	0.02%	0.00%

Excluding death benefit on BOLI	9.12%	11.36%	10.74%

Prepayment penalties on borrowings	1.61%	0.00%	0.00%
Tax effect	-0.56%	0.00%	0.00%

Excluding prepayment penalties on borrowings	10.17%	11.36%	10.74%

Acquisition-related PAUs	-0.76%	-1.44%	-1.62%
Tax effect	0.27%	0.50%	0.57%

Excluding PAUs	9.67%	10.42%	9.68%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non- GAAP Allowance for Loan and Lease Loss Detail

As of December 31, 2016

(Dollars in Thousands, Unaudited)

	Horizon
	Legacy	Heartland	Summit	Peoples	Kosciusko	LaPorte	CNB	Total
Pre-discount loan balance	$1,636,945	$16,046	$55,042	$148,467	$81,946	$202,407	$10,303	$2,151,156

Allowance for loan losses (ALLL)	14,833	4	—	—	—	—	—	14,837
Loan discount	N/A	1,083	2,475	3,323	997	6,971	321	15,170

ALLL+loan discount	14,833	1,087	2,475	3,323	997	6,971	321	30,007

Loans, net	$1,622,112	$14,959	$52,567	$145,144	$80,949	$195,436	$9,982	$2,121,149

ALLL/ pre-discount loan balance	0.91%	0.02%	0.00%	0.00%	0.00%	0.00%	0.00%	0.69%
Loan discount/ pre-discount loan balance	N/A	6.75%	4.50%	2.24%	1.22%	3.44%	3.12%	0.71%
ALLL+loan discount/ pre-discount loan balance	0.91%	6.77%	4.50%	2.24%	1.22%	3.44%	3.12%	1.39%

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2016, Horizon had available approximately $453.9 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:

•	Horizon had outstanding borrowings of over $124.0 million with the FHLB and total borrowing capacity with the FHLB of $419.8 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or FHLB could change collateral requirements, which could lower the Company’s borrowing availability.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon had a total of $68.2 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.

•	Horizon had a total of $89.9 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

•	A downgrade in Horizon’s ability to obtain credit due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

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

During 2016, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $300.4 million, a decrease in loans of $32.1 million, cash received from acquisitions totaling $169.5 million and an increase in deposits of $46.6 million. Cash flows were used to purchase investments totaling $271.4 million, to decrease in borrowings by $256.0 million and to redeem preferred stock for $12.5 million. The net cash and cash equivalent position increased by $22.2 million during 2016.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2016. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After one	After three	After
		Within	but within	but within	five
	Total	one year	three years	five years	years
Remaining contractual maturities of time deposits	$475,843	$257,071	$149,172	$47,380	$22,220
Borrowings	267,489	203,610	55,285	8,164	430
Subordinated debentures	37,456	—	—	—	37,456
Loan Commitments	808,299	254,063	554,236	—	—
Letters of credit	969	2	967	—	—

Total	$1,590,056	$714,746	$752,161	$57,543	$65,606

Interest Rate Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on a model that assumes a lag in repricing, at December 31, 2016, the amount of assets that reprice within one year was 218% of liabilities that reprice within one year. At December 31, 2015, this same model reported that the amount of assets that reprice within one year was approximately 209% of the amount of liabilities that reprice within the same time period. The year 2016 was a stable rate environment and the yields on assets continued to reprice at lower rates due to current asset pricing and a more competitive environment. However, the impact of slightly lower funding costs and a balance sheet restructuring that repaid higher cost long term debt during 2016 positively impacted the net interest margin.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Rate Sensitivity
		> 3 Months		Greater
	3 Months	& < 6	> 6 Months	Than 1
	or Less	Months	& < 1 Year	Year	Total
Loans	$825,794	$150,925	$223,235	$944,119	$2,144,073
Federal Funds Sold	3,098	—	—	—	3,098
Interest-Bearing balances with Banks	19,022	—	—	—	19,022
Investment securities and FRB and FHLB stock	52,524	26,609	45,498	532,326	656,957
Other assets	—	—	—	318,006	318,006

Total Assets	$900,438	$177,534	$268,733	$1,794,451	$3,141,156

Noninterest-bearing deposits	$13,498	$13,498	$26,996	$442,256	$496,248
Interest-bearing deposits	116,459	116,287	176,047	1,566,169	1,974,962
Borrowed Funds	124,105	7,978	20,939	151,923	304,945
Other Liabilities	—	—	—	24,146	24,146
Stockholders’ equity	—	—	—	340,855	340,855

Total liabilities and stockholder’s equity	$254,062	$137,763	$223,982	$2,525,349	$3,141,156

GAP	$646,376	$39,771	$44,751	$(730,898)
Cumulative GAP	$646,376	$686,147	$730,898

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

The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2016. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

								Fair Value
						2022		December 31
	2017	2018	2019	2020	2021	& Beyond	Total	2016
Rate-sensitive assets
Fixed interest rate loans	$442,447	$210,532	$137,396	$83,172	$45,380	$74,691	$993,618	$895,233
Average interest rate	4.50%	4.55%	4.54%	4.52%	4.53%	4.57%	4.52%
Variable interest rate loans	751,349	80,145	70,570	57,912	52,088	138,391	1,150,455	1,201,126
Average interest rate	4.13%	4.26%	4.22%	4.14%	4.08%	3.66%	4.08%

Total loans	1,193,796	290,677	207,966	141,084	97,468	213,082	2,144,073	2,096,359
Average interest rate	4.26%	4.47%	4.43%	4.36%	4.29%	3.98%	4.29%
Securities, including FRB and FHLB stock	124,632	79,663	61,179	53,727	43,832	293,923	656,957	661,093
Average interest rate	2.42%	2.55%	2.42%	2.92%	3.27%	3.83%	3.16%
Other interest-bearing assets	22,120	—	—	—	—	—	22,120	22,120
Average interest rate	2.38%	0.00%	0.00%	0.00%	0.00%	0.00%	2.38%

Total earnings assets	$1,340,548	$370,340	$269,145	$194,811	$141,300	$507,005	$2,823,149	$2,779,572

Average interest rate	4.06%	4.06%	3.98%	3.97%	4.06%	3.89%	4.01%

Rate-sensitive liabilities
Noninterest-bearing deposits	$53,992	$48,117	$42,882	$38,217	$34,059	$278,981	$496,248	$496,248
NOW accounts	45,964	41,794	38,004	34,557	31,422	315,021	506,762	468,264
Average interest rate	0.09%	0.09%	0.09%	0.09%	0.09%	0.09%	0.09%
Savings and money market accounts	105,526	93,984	83,740	74,646	66,568	567,894	992,358	907,801
Average interest rate	0.18%	0.18%	0.18%	0.17%	0.17%	0.16%	0.17%
Certificates of deposit	257,304	75,178	73,602	31,629	15,632	22,498	475,843	463,104
Average interest rate	0.81%	1.10%	1.36%	1.58%	1.47%	1.57%	1.05%

Total deposits	462,786	259,073	238,228	179,049	147,681	1,184,394	2,471,211	2,335,415
Average interest rate	0.50%	0.40%	0.50%	0.37%	0.25%	0.13%	0.29%
Fixed interest rate borrowings	134,065	32,019	10,856	1,333	10,642	1,930	190,845	191,662
Average interest rate	0.54%	1.17%	1.69%	1.94%	2.48%	2.82%	0.85%
Variable interest rate borrowings	114,100	—	—	—	—	—	114,100	111,905
Average interest rate	2.46%	0.00%	0.00%	0.00%	0.00%	0.00%	2.46%

Total funds	$710,951	$291,092	$249,084	$180,382	$158,323	$1,186,324	$2,776,156	$2,638,982

Average interest rate	0.82%	0.48%	0.55%	0.38%	0.40%	0.14%	0.42%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Financial Statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	December 31	December 31
	2016	2015
Assets
Cash and due from banks	$70,832	$48,650
Investment securities, available for sale	439,831	444,982
Investment securities, held to maturity (fair value of $194,086 and $193,703)	193,194	187,629
Loans held for sale	8,087	7,917
Loans, net of allowance for loan losses of $14,837 and $14,534	2,121,149	1,734,597
Premises and equipment, net	66,357	60,798
Federal Reserve and Federal Home Loan Bank stock	23,932	13,823
Goodwill	76,941	49,600
Other intangible assets	9,366	7,371
Interest receivable	12,713	10,535
Cash value of life insurance	74,134	54,504
Other assets	44,620	31,995

Total assets	$3,141,156	$2,652,401

Liabilities
Deposits
Non-interest bearing	$496,248	$335,955
Interest bearing	1,974,962	1,544,198

Total deposits	2,471,210	1,880,153
Borrowings	267,489	449,347
Subordinated debentures	37,456	32,797
Interest payable	472	507
Other liabilities	23,674	22,765

Total liabilities	2,800,301	2,385,569

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares
Series B shares $.01 par value, $1,000 liquidation value
Issued 0 and 12,500 shares	—	12,500
Common stock, no par value
Authorized, 66,000,000 shares (1)
Issued, 22,192,530 and 17,992,986 shares (1)
Outstanding, 22,171,596 and 17,909,831 shares (1)	—	—
Additional paid-in capital	182,326	106,370
Retained earnings	164,173	148,685
Accumulated other comprehensive loss	(5,644)	(723)

Total stockholders’ equity	340,855	266,832

Total liabilities and stockholders’ equity	$3,141,156	$2,652,401

(1)	Adjusted for 3:2 stock split on November 14, 2016.

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2016	2015	2014
Interest Income
Loans receivable	$91,569	$75,373	$62,435
Investment securities
Taxable	10,039	8,721	9,344
Tax exempt	4,921	4,494	4,426

Total interest income	106,529	88,588	76,205

Interest Expense
Deposits	6,616	5,559	5,257
Borrowed funds	11,807	6,286	5,956
Subordinated debentures	2,114	2,009	2,009

Total interest expense	20,537	13,854	13,222

Net Interest Income	85,992	74,734	62,983
Provision for loan losses	1,842	3,162	3,058

Net Interest Income after Provision for Loan Losses	84,150	71,572	59,925

Non-interest Income
Service charges on deposit accounts	5,404	4,807	4,085
Wire transfer fees	806	633	557
Interchange fees	7,042	5,591	4,649
Fiduciary activities	6,621	5,637	4,738
Gain on sale of investment securities (includes $1,836, $189 and $988 for the years ended December 31, 2016, 2015 and
2014 related to accumulated other comprehensive earnings reclassifications)	1,836	189	988
Gain on sale of mortgage loans	11,675	10,055	8,395
Mortgage servicing income net of impairment	1,908	993	805
Increase in cash value of bank owned life insurance	1,643	1,249	1,047
Death benefit on bank owned life insurance	—	145	—
Other income	1,039	1,103	1,013

Total non-interest income	37,974	30,402	26,277

Non-interest Expense
Salaries and employee benefits	44,013	37,712	32,682
Net occupancy expenses	8,322	6,400	5,607
Data processing	5,367	4,251	3,663
Professional fees	2,752	2,070	1,731
Outside services and consultants	7,863	5,735	3,250
Loan expense	5,582	5,379	4,770
FDIC insurance expense	1,559	1,499	1,175
Other losses	684	432	(70)
Other expense	13,269	10,715	9,138

Total non-interest expense	89,411	74,193	61,946

Income Before Income Tax	32,713	27,781	24,256

Income tax expense (includes $643, $66 and $346 for the years ended December 31, 2016, 2015 and 2014 related to income tax expense from reclassification items)	8,801	7,232	6,155

Net Income	23,912	20,549	18,101
Preferred stock dividend	(42)	(125)	(133)

Net Income Available to Common Shareholders	$23,870	$20,424	$17,968

Basic Earnings Per Share (1)	$1.19	$1.30	$1.32
Diluted Earnings Per Share (1)	1.19	1.26	1.27

(1)	Adjusted for 3:2 stock split on November 14, 2016.

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31
	2016	2015	2014

Net Income	$23,912	$20,549	$18,101

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	9	195	(511)
Income tax effect	(3)	(68)	179

Changes from derivative instruments	6	127	(332)

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(5,091)	(2,910)	4,841
Amortization from transfer of securities from available-for-sale to held-to-maturity securities	(653)	(549)	1,658
Reclassification adjustment for securities gains realized in income	(1,836)	(189)	(988)
Income tax effect	2,653	1,277	(1,929)

Unrealized gains (losses) on securities	(4,927)	(2,371)	3,582

Other Comprehensive Income (Loss), Net of Tax	(4,921)	(2,244)	3,250

Comprehensive Income	$18,991	$18,305	$21,351

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2014	$12,500	$32,496	$121,253	$(1,729)	$164,520
Net income			18,101		18,101
Other comprehensive income, net of tax				3,250	3,250
Amortization of unearned compensation		363			363
Stock issued stock plans		165			165
Stock option expense		203			203
Stock issued from acquisition		12,689			12,689
Cash dividends on preferred stock (1.06%)			(133)		(133)
Cash dividends on common stock ($0.34 per share)			(4,744)		(4,744)

Balances, December 31, 2014	$12,500	$45,916	$134,477	$1,521	$194,414
Net income			20,549		20,549
Other comprehensive loss, net of tax				(2,244)	(2,244)
Amortization of unearned compensation		355			355
Stock issued stock plans		554			554
Exercise of stock warrants		3,751			3,751
Stock option expense		288			288
Stock issued from acquisition		55,506			55,506
Cash dividends on preferred stock (1.00%)			(125)		(125)
Cash dividends on common stock ($0.39 per share)			(6,216)		(6,216)

Balances, December 31, 2015	$12,500	$106,370	$148,685	$(723)	$266,832
Net income			23,912		23,912
Other comprehensive income, net of tax				(4,921)	(4,921)
Redemption of preferred stock	(12,500)				(12,500)
Amortization of unearned compensation		284			284
Stock option expense		324			324
Stock issued stock plans		572			572
Stock issued in Kosciusko acquisition		14,470			14,470
Stock issued in LaPorte acquisition		60,306			60,306
Cash dividends on preferred stock (1.00%)			(42)		(42)
Cash dividends on common stock ($0.41 per share)			(8,382)		(8,382)

Balances, December 31, 2016	$—	$182,326	$164,173	$(5,644)	$340,855

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Twelve Months Ended December 31
	2016	2015	2014
Operating Activities
Net income	$23,912	$20,549	$18,101
Items not requiring (providing) cash
Provision for loan losses	1,842	3,162	3,058
Depreciation and amortization	5,275	4,152	3,779
Share based compensation	324	288	203
Mortgage servicing rights net (recovery) impairment	110	59	(51)
Premium amortization on securities available for sale, net	6,162	3,420	2,299
Gain on sale of investment securities	(1,836)	(189)	(988)
Gain on sale of mortgage loans	(11,675)	(10,055)	(8,395)
Proceeds from sales of loans	328,377	310,700	234,776
Loans originated for sale	(316,875)	(302,419)	(229,243)
Change in cash value of life insurance	(1,618)	(1,224)	(1,007)
Gain (Loss) on sale of other real estate owned	261	(289)	(186)
Net change in
Interest receivable	(544)	(1,010)	(398)
Interest payable	(275)	(11)	(50)
Other assets	489	8,569	(4,945)
Other liabilities	(8,381)	(472)	712

Net cash provided by operating activities	25,548	35,230	17,665

Investing Activities
Purchases of securities available for sale	(225,555)	(244,195)	(93,375)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	269,587	121,724	117,533
Purchases of securities held to maturity	(45,832)	(32,605)	(4,839)
Proceeds from maturities of securities held to maturity	30,843	7,155	13,851
Change in FHLB stock	(5,448)	268	4,972
Net change in loans	32,099	(156,340)	(190,838)
Proceeds on the sale of OREO and repossessed assets	2,572	3,014	2,726
Change in premises and equipment, net	(1,383)	(5,622)	(6,255)
Acquisition of SCB, net of cash received	—	—	7,914
Acquisition of Peoples, net of cash received	—	182,413	—
Acquisition of Kosciusko, net of cash received	30,437	—	—
Acquisition of LaPorte, net of cash received	116,521	—	—
Acquisition of CNB, net of cash received	22,549	—	—
Purchase of Mortgage Company	—	—	(735)

Net cash provided by (used in) investing activities	226,390	(124,188)	(149,046)

Financing Activities
Net change in
Deposits	46,590	46,747	69,780
Borrowings	(255,994)	49,421	78,068
Redemption of preferred stock	(12,500)	—	—
Proceeds from issuance of stock	572	4,305	165
Dividends paid on common shares	(8,382)	(6,216)	(4,744)
Dividends paid on preferred shares	(42)	(125)	(133)

Net cash provided by (used in) financing activities	(229,756)	94,132	143,136

Net Change in Cash and Cash Equivalents	22,182	5,174	11,755
Cash and Cash Equivalents, Beginning of Period	48,650	43,476	31,721

Cash and Cash Equivalents, End of Period	$70,832	$48,650	$43,476

Continued

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Twelve Months Ended December 31
	2016	2015	2014
Additional Supplemental Information
Interest paid	$20,572	$13,844	$13,230
Income taxes paid	6,916	4,123	2,800
Transfer of loans to other real estate owned	3,679	5,567	3,905
Transfer of available-for-sale securities to held-to-maturity	—	—	167,047
The Company purchased all of the capital stock of Kosciusko for $22,983 on June 1, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	155,873	—	—
Less: common stock issued	14,470	—	—
Cash paid for the capital stock	8,513	—	—
Liabilities assumed	132,890	—	—
The Company purchased all of the capital stock of LaPorte Bancorp for $98,634 on July 18, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	549,412	—	—
Less: common stock issued	60,306	—	—
Cash paid for the capital stock	38,328	—	—
Liabilities assumed	450,778	—	—
The Company purchased all of the capital stock of CNB Bancorp for $5,311 on November 7, 2016. In conjunction with the acquisition, liabilities were assumed as follows:		—	—
Fair value of assets acquired	56,219	—	—
Less: cash paid for the capital stock	5,311	—	—
Liabilities assumed	50,908	—	—
The Company purchased all of the capital stock of Summit for $18,896 on April 3, 2014 and Peoples for $78,147 on July 1, 2015. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	485,077	158,585
Cash paid to retire debt	—	—	1,029
Less: common stock issued	—	55,506	12,689
Cash paid for the capital stock	—	22,641	6,207
Liabilities assumed	—	406,930	138,660

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp (“Horizon”) and its wholly owned subsidiaries, Horizon Bank, N.A. (“Bank”), Horizon Risk Management, Inc. and LSB Risk Management, Inc., together referred to as “Horizon” conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon. LSB Risk Management, Inc. is a captive insurance company incorporated in Nevada and acquired by Horizon as part of its LaPorte Bancorp acquisition.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank maintains 56 full service offices. The Bank has wholly owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. Horizon conducts no business except that incident to its ownership of the subsidiaries.

Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the following acquisitions: Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”); American Trust & Savings Bank in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”); Heartland Bancshares, Inc. in 2013, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”); and LaPorte Bancorp, Inc. in 2016, which acquired City Savings Statutory Trust I (“City Savings Trust”) in 2007. See Note 15 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.

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

Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Northern and Central Indiana and Southwestern and Central Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 46% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 25% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 20% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 6% of the loan portfolio and are secured by residential real estate.

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

Performing loans acquired (FASB ASC 310-20) with credit impairment subsequent to the acquisition date are evaluated individually and charged down to the fair value of the underlying collateral in the period the uncollectible loss is reasonably determined.

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

Intangible Assets — Goodwill is tested annually for impairment. At December 31, 2016, Horizon had core deposit intangibles of $9.4 million subject to amortization and $76.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $76.9 million at December 31, 2016 and $49.6 million at December 31, 2015. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko and LaPorte.

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

	Years Ended December 31
	2016	2015	2014
Basic earnings per share
Net income	$23,912	$20,549	$18,101
Less: Preferred stock dividends	42	125	133

Net income available to common shareholders	$23,870	$20,424	$17,968

Weighted average common shares outstanding(1)	19,987,728	15,765,444	13,591,053

Basic earnings per share	$1.19	$1.30	$1.32

Diluted earnings per share
Net income available to common shareholders	$23,870	$20,424	$17,968

Weighted average common shares outstanding(1)	19,987,728	15,765,444	13,591,053
Effect of dilutive securities:
Warrants	—	330,474	473,519
Restricted stock	26,553	48,015	59,214
Stock options	68,129	53,379	57,402

Weighted average shares outstanding	20,082,410	16,197,312	14,181,188

Diluted earnings per share	$1.19	$1.26	$1.27

(1)	Adjusted for 3:2 stock split on November 14, 2016

At December 31, 2016 there were zero shares and at December 31, 2015 and 2014 there were 3,750 and 3,750 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

Dividend Restrictions — Regulations of the OCC limit the amount of dividends that may be paid by a national bank to its parent holding company without prior approval of the OCC. At December 31, 2016, $6.6 million was available for payment of dividends from the Bank to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and borrowings.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities, unrealized and realized gains and losses in derivative financial instruments and amortization of available-for-sale securities transferred to held-to-maturity.

Share-Based Compensation — At December 31, 2016, Horizon has share-based compensation plans, which are described more fully in Note 22. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $608,000, $643,000, and $566,000 for 2016, 2015 and 2014, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12-month period ended December 31, 2016, 2015 and 2014.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Reclassifications — Certain reclassifications have been made to the 2015 consolidated financial statements to be comparable to 2016. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

FASB Accounting Standards Updates No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

The FASB has issued Accounting Standards Update (ASU) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB Accounting Standards Updates No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

FASB Accounting Standards Updates No. 2016-15, Statement of Cash Flows (Topic 230)

The FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. In November 2016, the FASB issued ASU No. 2016-18, which gave clarification on how restricted cash was to be presented in the cash flow statement. The Company elected to adopt these updates as of December 31, 2016, and there was no material impact on the consolidated financial statements.

FASB Accounting Standards Updates No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018. We have formed a cross functional committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

FASB Accounting Standards Updates No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Base Payment Accounting. The amendments are intended to improve the accounting for employee shared-base payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and did not have a material impact on the consolidated financial statements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

FASB Accounting Standards Updates No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations and Existing Hedge Accounting Relationships

The FASB has issued Accounting Standards Update (ASU) No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations and Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

FASB Accounting Standards Updates No. 2016-02, Leases (Topic 842)

The FASB has issued Accounting Standards Update (ASU) No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding as of December 31, 2016, we do not expect the new standard to have a material impact on our income statement, but anticipate an $80 million to $100 million increase in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact this level of materiality.

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

U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts.

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

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this update became effective for interim and annual periods beginning after December 15, 2015 and did not have a material impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

The FASB has issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update became effective for interim and annual periods beginning after December 15, 2015 and did not have a material impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers – (Topic 606)

The FASB has issued Accounting Standards Update (ASU) No. 2014-09 creating, Revenue from Contracts with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not expect the new standard, or any of the amendments detailed below, to result in a material change from our current accounting for revenue, as recognition of interest income and the larger sources of non-interest income from Horizon’s current financial instruments would not be impacted by the guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients.

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The FASB board decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU No. 2014-09 to increase awareness of the proposals and to expedite improvements to ASU No. 2014-09. The amendment affects narrow aspects of the guidance issued in ASU No. 2014-09.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 2 – Acquisitions

On November 7, 2016, Horizon completed the acquisition of CNB Bancorp, an Indiana corporation headquartered in Attica, Indiana (“CNB”) and the Bank’s acquisition of The Central National Bank and Trust Company (“Central National Bank & Trust”), through mergers effective November 7, 2016. Under terms of the acquisition, shareholders of CNB received merger consideration in the form of cash. The total value of the consideration for the acquisition was $5.3 million. The Company had approximately $779,000 in costs related to the acquisition as of December 31, 2016. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

Under the purchase method of accounting, the total estimated purchase price is allocated to CNB’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the CNB acquisition is allocated as follows:

ASSETS		LIABILITIES
Cash and due from banks	$27,860	Deposits
Investment securities, available for sale	16,393	Non-interest bearing	$24,079
		NOW accounts	9,038
Commercial	2,267	Savings and money market	13,829
Residential mortgage	6,624	Certificates of deposits	3,342

Consumer	1,579	Total deposits	50,288

Total loans	10,470
		Borrowings	459
Premises and equipment, net	444	Interest payable	7
FHLB stock	50	Other liabilities	154
Goodwill	609
Core deposit intangible	190
Interest receivable	154
Other assets	49

Total assets purchased	$56,219	Total liabilities assumed	$50,908

Cash paid	5,311

Total estimated purchase price	$5,311

Of the total purchase price of $5.3 million, $190,000 has been allocated to core deposit intangible. Additionally, $609,000 has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over 10 years on a straight line basis.

The Company acquired the $10.8 million performing loan portfolio with an estimated fair value of $10.5 million. No loans were purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and the Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the merger agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.9435 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte Bancorp shareholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 3,421,488 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $18.36 per share of Horizon common stock, less the consideration used to pay off LaPorte Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $98.6 million. The Company had approximately $4.0 million in costs related to the acquisition as of December 31, 2016. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

ASSETS		LIABILITIES
Cash and due from banks	$154,849	Deposits
Investment securities, available for sale	23,779	Non-interest bearing	$66,733
		NOW accounts	99,346
Commercial	153,750	Savings and money market	117,688
Residential mortgage	42,603	Certificates of deposits	87,605

Consumer	16,801	Total deposits	371,372
Mortgage Warehousing	99,752

Total loans	312,906
		Borrowings	64,793
Premises and equipment, net	6,022	Interest payable	178
FHLB stock	4,029	Subordinated debt	4,504
Goodwill	20,290	Other liabilities	9,931
Core deposit intangible	2,514
Interest receivable	844
Cash value of life insurance	15,267
Other assets	8,912

Total assets purchased	$549,412	Total liabilities assumed	$450,778

Common shares issued	$60,306
Cash paid	38,328

Total estimated purchase price	$98,634

Of the total estimated purchase price of $98.6 million, $2.5 million has been allocated to core deposit intangible. Additionally, $20.3 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over 10 years on a straight line basis.

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

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 as of July 18, 2016.

Contractually required principal and interest at acquisition	$12,545
Contractual cash flows not expected to be collected (nonaccretable differences)	4,492

Expected cash flows at acquisition	8,053
Interest component of expected cash flows (accretable discount)	1,258

Fair value of acquired loans accounted for under ASC 310-30	$6,795

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and the Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the merger agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 4.5183 shares of Horizon common stock for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consisted of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko shareholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 873,430 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $16.57 per share of Horizon common stock, the transaction has an implied valuation of approximately $23.0 million. The Company had approximately $2.0 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

ASSETS		LIABILITIES
Cash and due from banks	$38,950	Deposits
Investment securities, available for sale	1,191	Non-interest bearing	$27,871
		NOW accounts	35,213
Commercial	70,006	Savings and money market	26,953
Residential mortgage	26,244	Certificates of deposits	32,771

Consumer	6,319	Total deposits	122,808

Total loans	102,569
		Borrowings	9,038
Premises and equipment, net	1,466	Interest payable	55
FRB and FHLB stock	582	Other liabilities	989
Goodwill	6,443
Core deposit intangible	526
Interest receivable	636
Cash value of life insurance	2,745
Other assets	765

Total assets purchased	$155,873	Total liabilities assumed	$132,890

Common shares issued	$14,470
Cash paid	8,513

Total estimated purchase price	$22,983

Of the total estimated purchase price of $23.0 million, $526,000 has been allocated to core deposit intangible. Additionally, $6.4 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over 10 years on a straight line basis.

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

The results of operations of CNB, LaPorte Bancorp and Kosciusko have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the periods ended December 31, 2016 and 2015 as if the CNB, LaPorte Bancorp and Kosciusko acquisitions had occurred as of the beginning of the comparable prior reporting period.

	December 31	December 31
	2016	2015
Summary of Operations:
Net Interest Income	$95,451	$91,986
Provision for loan losses	1,842	3,417

Net Interest Income after Provision for Loan Losses	93,609	88,569
Non-interest Income	43,237	33,301
Non-interest Expense	104,226	87,779

Income before Income Taxes	32,620	34,091
Income Tax Expense	9,679	8,528

Net Income	22,941	25,563
Net Income Available to Common Shareholders	$22,899	$25,438

Basic Earnings Per Share	$1.15	$1.61
Diluted Earnings Per Share	$1.14	$1.57

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro-forma information for the year ended 2016 includes $4.3 million, net of tax, of operating revenue from CNB, LaPorte Bancorp and Kosciusko since the acquisition and approximately $4.8 million, net of tax, of non-recurring expenses directly attributable to the CNB, LaPorte Bancorp and Kosciusko acquisitions.

The pro-forma financial information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and the Bank’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 1.425 shares of Horizon common stock and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 3,288,303. Horizon’s stock price was $16.88 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. The Company had approximately $4.9 million in costs related to the acquisition as of December 31, 2015. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base, reductions in transaction costs and reduced costs through economies of scale.

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

ASSETS		LIABILITIES
Cash and due from banks	$205,054	Deposits
Investment securities, available for sale	2,038	Non-interest bearing	$28,251
		NOW accounts	65,771
Commercial	67,435	Savings and money market	125,176
Residential mortgage	137,331	Certificates of deposits	131,889

Consumer	19,593	Total deposits	351,087

Total loans	224,359
		Borrowings	48,884
Premises and equipment, net	5,524	Interest payable	21
FRB and FHLB stock	2,743	Other liabilities	6,938
Goodwill	21,424
Core deposit intangible	4,394
Interest receivable	1,279
Cash value of life insurance	13,898
Other assets	4,364

Total assets purchased	$485,077	Total liabilities assumed	$406,930

Common shares issued	$55,506
Cash paid	22,641

Total estimated purchase price	$78,147

Of the total purchase price of $78.1 million, $4.4 million has been allocated to core deposit intangible. Additionally, $21.4 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over 10 years on a straight line basis.

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

	December 31 2015	December 31 2014
Summary of Operations:
Net Interest Income	$80,688	$75,442
Provision for Loan Losses	3,222	3,443

Net Interest Income after Provision for Loan Losses	77,466	71,999
Non-interest Income	32,295	29,928
Non-Interest Expense	80,489	74,010

Income before Income Taxes	29,272	27,917
Income Tax Expense	7,359	6,560

Net Income	21,913	21,357
Net Income Available to Common Shareholders	$21,788	$21,342

Basic Earnings Per Share	$1.27	$1.25
Diluted Earnings Per Share	$1.23	$1.21

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

On April 3, 2014 Horizon closed its acquisition of SCB Bancorp, Inc. (“Summit”) and the Bank’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 0.7356 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 856,230. Horizon’s stock price was $14.82 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). For the year ended December 31, 2014, the Company had approximately $1.3 million in costs related to the acquisition. These expenses are classified in the other expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base and reductions in transaction costs. The Company also expects to reduce costs through economies of scale.

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

Of the total estimated purchase price of $19.9 million, $822,000 has been allocated to core deposit intangible. Additionally, $8.4 million has been allocated to goodwill and $4.4 million of the purchase price is deductible and was assigned to the business assets. The core deposit intangible will be amortized over 10 years on a straight line basis.

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

Note 3 – Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.

At December 31, 2016, the Company’s cash accounts exceeded federally insured limits by approximately $6.5 million.

Note 4 – Securities

The fair value of securities is as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$8,051	$2	$(64)	$7,989
State and municipal	117,327	324	(1,059)	116,592
Federal agency collateralized mortgage obligations	139,040	254	(2,099)	137,195
Federal agency mortgage-backed pools	180,183	251	(3,707)	176,726
Corporate notes	1,238	91	—	1,329

Total available for sale investment securities	$445,839	$922	$(6,929)	$439,831

Held to maturity
State and municipal	$165,607	$2,700	$(2,485)	$165,822
Federal agency collateralized mortgage obligations	6,530	31	(71)	6,490
Federal agency mortgage-backed pools	21,057	897	(180)	21,774

Total held to maturity investment securities	$193,194	$3,628	$(2,736)	$194,086

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$5,940	$3	$(17)	$5,926
State and municipal	73,829	1,299	(33)	75,095
Federal agency collateralized mortgage obligations	157,291	567	(1,655)	156,203
Federal agency mortgage-backed pools	206,970	2,080	(1,346)	207,704
Corporate notes	32	22	—	54

Total available for sale investment securities	$444,062	$3,971	$(3,051)	$444,982

Held to maturity
U.S. Treasury and federal agencies	$5,859	$93	$—	$5,952
State and municipal	146,331	5,375	(253)	151,453
Federal agency collateralized mortgage obligations	9,051	27	(124)	8,954
Federal agency mortgage-backed pools	26,388	1,141	(185)	27,344

Total held to maturity investment securities	$187,629	$6,636	$(562)	$193,703

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2016, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2016.

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

The amortized cost and fair value of securities available for sale and held-to-maturity at December 31, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$7,455	$7,480	$7,192	$7,232
One to five years	37,483	37,479	38,197	38,894
Five to ten years	21,112	20,984	16,807	17,152
After ten years	60,566	59,967	17,605	17,797

	126,616	125,910	79,801	81,075
Federal agency collateralized mortgage obligations	139,040	137,195	157,291	156,203
Federal agency mortgage-backed pools	180,183	176,726	206,970	207,704

Total available for sale investment securities	$445,839	$439,831	$444,062	$444,982

Held to maturity
Within one year	$—	$—	$—	$—
One to five years	24,594	25,271	17,815	18,403
Five to ten years	87,645	88,805	106,167	110,026
After ten years	53,368	51,746	28,208	28,976

	165,607	165,822	152,190	157,405
Federal agency collateralized mortgage obligations	6,530	6,490	9,051	8,954
Federal agency mortgage-backed pools	21,057	21,774	26,388	27,344

Total held to maturity investment securities	$193,194	$194,086	$187,629	$193,703

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$6,987	$(64)	$—	$—	$6,987	$(64)
State and municipal	142,466	(3,544)	—	—	142,466	(3,544)
Federal agency collateralized mortgage obligations	112,414	(1,918)	10,199	(252)	122,613	(2,170)
Federal agency mortgage-backed pools	163,768	(3,887)	—	—	163,768	(3,887)

Total temporarily impaired securities	$425,635	$(9,413)	$10,199	$(252)	$435,834	$(9,665)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and federal agencies	$5,468	$(17)	$—	$—	$5,468	$(17)
State and municipal	17,353	(280)	446	(6)	17,799	(286)
Federal agency collateralized mortgage obligations	89,459	(1,124)	25,428	(655)	114,887	(1,779)
Federal agency mortgage-backed pools	113,244	(1,212)	16,506	(319)	129,750	(1,531)

Total temporarily impaired securities	$225,524	$(2,633)	$42,380	$(980)	$267,904	$(3,613)

U.S. Treasury, federal agency, state and municipal

The unrealized losses on the Company’s investments in U.S. Treasury, federal agency and state and municipals were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Federal agency mortgage-backed pools and collateralized mortgage obligations

The unrealized losses on the Company’s investment in federal agency mortgage backed pools and collateralized mortgage obligations securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Information regarding security proceeds, gross gains and gross losses are presented below.

	Years ended December 31
	2016	2015	2014
Sales of securities available for sale
Proceeds	$182,549	$43,051	$45,228
Gross gains	2,646	254	988
Gross losses	(810)	(65)	—

The tax effect of the proceeds from the sale of securities available for sale was $643, $66 and $346 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2016, the Company had pledged $64.4 million of fair value or $65.1 million of amortized cost, in securities as collateral for $57.1 million in repurchase

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

agreements, $92.5 million of fair value or $92.4 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with no current outstanding borrowings and $16.2 million of fair value or $16.0 million of amortized cost, in securities as collateral for $3.1 million in settlements on the fair value of swap agreements.

Note 5 – Loans

	December 31	December 31
	2016	2015
Commercial
Working capital and equipment	$539,403	$381,245
Real estate, including agriculture	485,620	391,668
Tax exempt	15,486	8,674
Other	29,447	23,408

Total	1,069,956	804,995

Real estate
1–4 family	526,024	433,015
Other	5,850	4,129

Total	531,874	437,144

Consumer
Auto	174,773	168,397
Recreation	5,669	5,365
Real estate/home improvement	53,898	47,015
Home equity	144,508	127,113
Unsecured	3,875	4,120
Other	15,706	10,290

Total	398,429	362,300

Mortgage warehouse	135,727	144,692

Total loans	2,135,986	1,749,131
Allowance for loan losses	(14,837)	(14,534)

Loans, net	$2,121,149	$1,734,597

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the recorded investment of individual loan categories.

December 31, 2016	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$337,548	$899	$1,022	$339,469
Non owner occupied real estate	461,897	624	2,176	464,697
Residential spec homes	5,006	8	(2)	5,012
Development & spec land loans	31,228	56	119	31,403
Commercial and industrial	230,520	1,906	442	232,868

Total commercial	1,066,199	3,493	3,757	1,073,449

Residential mortgage	508,233	1,492	3,030	512,755
Residential construction	20,611	33	—	20,644
Mortgage warehouse	135,727	480	—	136,207

Total real estate	664,571	2,005	3,030	669,606

Direct installment	71,150	199	(385)	70,964
Direct installment purchased	119	—	—	119
Indirect installment	153,204	345	—	153,549
Home equity	175,126	703	(785)	175,044

Total consumer	399,599	1,247	(1,170)	399,676

Total loans	2,130,369	6,745	5,617	2,142,731
Allowance for loan losses	(14,837)	—	—	(14,837)

Net loans	$2,115,532	$6,745	$5,617	$2,127,894

December 31, 2015	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$268,281	$613	$1,328	$270,222
Non owner occupied real estate	326,399	306	497	327,202
Residential spec homes	5,018	9	17	5,044
Development & spec land loans	18,183	33	26	18,242
Commercial and industrial	184,911	1,246	335	186,492

Total commercial	802,792	2,207	2,203	807,202

Residential mortgage	414,924	1,275	2,470	418,669
Residential construction	19,751	34	—	19,785
Mortgage warehouse	144,692	480	—	145,172

Total real estate	579,367	1,789	2,470	583,626

Direct installment	54,341	168	(359)	54,150
Direct installment purchased	153	—	—	153
Indirect installment	151,523	323	—	151,846
Home equity	157,164	628	(522)	157,270

Total consumer	363,181	1,119	(881)	363,419

Total loans	1,745,340	5,115	3,792	1,754,247
Allowance for loan losses	(14,534)	—	—	(14,534)

Net loans	$1,730,806	$5,115	$3,792	$1,739,713

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	December 31 2016 Heartland	December 31 2016 Summit	December 31 2016 Peoples	December 31 2016 Kosciusko	December 31 2016 LaPorte	December 31 2016 CNB	December 31 2016 Total
Commercial	$774	$5,245	$692	$1,652	$3,200	$—	$11,563
Real estate	534	967	165	457	1,114	—	3,237
Consumer	2	0	—	—	41	—	43

Outstanding balance	$1,310	$6,213	$856	$2,109	$4,355	$—	$14,843

Carrying amount, net of allowance of $0							$14,843

	December 31 2015 Heartland	December 31 2015 Summit	December 31 2015 Peoples	December 31 2015 Kosciusko	December 31 2015 LaPorte	December 31 2015 CNB	December 31 2015 Total
Commercial	$1,633	$5,567	$1,061	$—	$—	$—	$8,261
Real estate	693	1,216	179	—	—	—	2,088
Consumer	6	35	—	—	—	—	41

Outstanding balance	$2,332	$6,818	$1,240	$—	$—	$—	$10,390

Carrying amount, net of allowance of $63							$10,327

Accretable yield, or income expected to be collected are as follows:

	Twelve Months Ended December 31, 2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	CNB	Total
Balance at January 1	$795	$708	$555	$—	$—	$—	$2,058
Additions	—	—	—	634	1,636		2,270
Accretion	(164)	(171)	(106)	(72)	(147)	—	(660)
Reclassification from nonaccretable difference	—	—	—	—	—	—	—
Disposals	(74)	(35)	(60)	(32)	(10)	—	(211)

Balance at December 31	$557	$502	$389	$530	$1,479	$—	$3,457

	Twelve Months Ended December 31, 2015
	Heartland	Summit	Peoples	Kosciusko	LaPorte	CNB	Total
Balance at January 1	$2,400	$1,268	$—	$—	$—	$—	$3,668
Additions	—	—	647	—	—	—	647
Accretion	(327)	(315)	(83)	—	—	—	(725)
Reclassification from nonaccretable difference	—	—	—	—	—	—	—
Disposals	(1,278)	(245)	(9)	—	—	—	(1,532)

Balance at December 31	$795	$708	$555	$—	$—	$—	$2,058

During the years ended December 31, 2016 and 2015, the Company increased (decreased) the allowance for loan losses by a charge to the income statement of $71,000 and $(190,000), respectively. $0 and $63,000 of allowances for loan losses were reversed for the years ended December 31, 2016 and 2015, respectively.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 7 – Allowance for Loan Losses

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior one to five years. Management believes using the highest of the one, two or five-year historical loss experience is an appropriate methodology in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed. The actual allowance for loan loss activity is provided below.

	December 31	December 31	December 31
	2016	2015	2014

Balance at beginning of the period	$14,534	$16,501	$15,992
Loans charged-off:
Commercial
Owner occupied real estate	181	2,208	40
Non owner occupied real estate	471	556	136
Residential development	—	—	—
Development & Spec Land Loans	—	—	173
Commercial and industrial	106	673	1,453

Total commercial	758	3,437	1,802
Real estate
Residential mortgage	213	288	328
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	213	288	328
Consumer
Direct Installment	329	367	250
Direct Installment Purchased	—	—	—
Indirect Installment	1,051	1,081	1,233
Home Equity	309	926	516

Total consumer	1,689	2,374	1,999

Total loans charged-off	2,660	6,099	4,129

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	31	104	13
Non owner occupied real estate	55	1	210
Residential development	8	—	—
Development & Spec Land Loans	—	35	55
Commercial and industrial	116	52	495

Total commercial	210	192	773
Real estate
Residential mortgage	97	69	21
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	97	69	21
Consumer
Direct Installment	81	106	67
Direct Installment Purchased	—	—	—
Indirect Installment	529	489	560
Home Equity	204	114	159

Total consumer	814	709	786

Total loan recoveries	1,121	970	1,580

Net loans charged-off (recovered)	1,539	5,129	2,549

Provision charged to operating expense
Commercial	(68)	2,531	2,277
Real estate	(23)	62	(1,153)
Consumer	1,933	569	1,934

Total provision charged to operating expense	1,842	3,162	3,058

Balance at the end of the period	$14,837	$14,534	$16,501

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

December 31, 2016	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$—	$—	$—	$4
Collectively evaluated for impairment	6,575	2,090	1,254	4,914	14,833
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$6,579	$2,090	$1,254	$4,914	$14,837

Loans:
Individually evaluated for impairment	$2,250	$—	$—	$—	$2,250
Collectively evaluated for impairment	1,071,199	533,399	136,207	399,676	2,140,481
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,073,449	$533,399	$136,207	$399,676	$2,142,731

December 31, 2015	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$202	$—	$—	$—	$202
Collectively evaluated for impairment	6,739	2,476	1,007	3,856	14,078
Loans acquired with deteriorated credit quality	254	—	—	—	254

Total ending allowance balance	$7,195	$2,476	$1,007	$3,856	$14,534

Loans:
Individually evaluated for impairment	$7,019	$—	$—	$—	$7,019
Collectively evaluated for impairment	798,454	438,454	145,172	363,419	1,745,499
Loans acquired with deteriorated credit quality	1,729	—	—	—	1,729

Total ending loans balance	$807,202	$438,454	$145,172	$363,419	$1,754,247

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 8 – Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

December 31, 2016	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,532	$183	$—	$—	$1,715
Non owner occupied real estate	440	—	—	—	440
Residential development	—	—	—	—	—
Development & Spec Land Loans	118	—	—	—	118
Commercial and industrial	159	—	—	—	159

Total commercial	2,249	183	—	—	2,432

Real estate
Residential mortgage	2,959	—	576	1,254	4,789
Residential construction	—	—	233	—	233
Mortgage warehouse	—	—	—	—	—

Total real estate	2,959	—	809	1,254	5,022

Consumer
Direct Installment	512	—	—	—	512
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	659	49	—	—	708
Home Equity	1,557	9	205	238	2,009

Total Consumer	2,728	58	205	238	3,229

Total	$7,936	$241	$1,014	$1,492	$10,683

December 31, 2015	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,749	$—	$—	$—	$1,749
Non owner occupied real estate	3,034	—	1,915	60	5,009
Residential development	—	—	—	—	—
Development & Spec Land Loans	71	—	—	—	71
Commercial and industrial	176	—	—	—	176

Total commercial	5,030	—	1,915	60	7,005

Real estate
Residential mortgage	4,354	1	824	808	5,987
Residential construction	—	—	250	—	250
Mortgage warehouse	—	—	—	—	—

Total real estate	4,354	1	1,074	808	6,237

Consumer
Direct Installment	541	—	—	—	541
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	601	27	—	—	628
Home Equity	1,736	—	183	350	2,269

Total Consumer	2,878	27	183	350	3,438

Total	$12,262	$28	$3,172	$1,218	$16,680

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Included in the $7.9 million of non-accrual loans and the $1.0 million of non-performing TDRs at December 31, 2016 were $2.8 million and $17,000, respectively, of loans acquired for which there were accretable yields recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2016, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2016, the Company had $2.5 million in TDRs and $1.5 million were performing according to the restructured terms and four TDRs were returned to accrual status during 2016. There was $109,000 of specific reserves allocated to TDRs at December 31, 2016 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

				Twelve Months Ending
December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,533	$1,533	$—	$1,619	$58
Non owner occupied real estate	440	440	—	871	18
Residential development	—	—	—	—	—
Development & Spec Land Loans	118	118	—	61	16
Commercial and industrial	128	127	—	349	1

Total commercial	2,219	2,218	—	2,900	93

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	—	—	—	—	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	31	32	4	5	2

Total commercial	31	32	4	5	2

Total	$2,250	$2,250	$4	$2,905	$95

				Twelve Months Ending
December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,340	$1,339	$—	$1,001	$22
Non owner occupied real estate	4,938	4,953	—	5,417	8
Residential development	—	—	—	—	—
Development & Spec Land Loans	71	71	—	6	3
Commercial and industrial	79	79	—	275	4

Total commercial	6,428	6,442	—	6,699	37

With an allowance recorded
Commercial
Owner occupied real estate	410	410	105	243	8
Non owner occupied real estate	70	70	32	6	13
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	97	97	65	162	—

Total commercial	577	577	202	411	21

Total	$7,005	$7,019	$202	$7,110	$58

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

				Twelve Months Ending
December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,169	$1,170	$—	$645	$65
Non owner occupied real estate	1,193	1,194	—	1,341	51
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	854	854	—	357	27

Total commercial	3,216	3,218	—	2,343	143

With an allowance recorded
Commercial
Owner occupied real estate	422	422	165	141	16
Non owner occupied real estate	6,453	6,453	744	1,995	208
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	962	962	680	798	12

Total commercial	7,837	7,837	1,589	2,934	236

Total	$11,053	$11,055	$1,589	$5,277	$379

The following table presents the payment status by class of loans:

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$1,068	$—	$183	$1,251	$336,297	$337,548
Non owner occupied real estate	357	—	—	357	461,540	461,897
Residential development	—	—	—	—	5,006	5,006
Development & Spec Land Loans	1	—	—	1	31,227	31,228
Commercial and industrial	982	—	—	982	229,538	230,520

Total commercial	2,408	—	183	2,591	1,063,608	1,066,199

Real estate
Residential mortgage	886	123	—	1,009	507,224	508,233
Residential construction	—	—	—	—	20,611	20,611
Mortgage warehouse	—	—	—	—	135,727	135,727

Total real estate	886	123	—	1,009	663,562	664,571

Consumer
Direct Installment	139	4	—	143	71,007	71,150
Direct Installment Purchased	—	—	—	—	119	119
Indirect Installment	1,339	237	49	1,625	151,579	153,204
Home Equity	912	267	9	1,188	173,938	175,126

Total consumer	2,390	508	58	2,956	396,643	399,599

Total	$5,684	$631	$241	$6,556	$2,123,813	$2,130,369

Percentage of total loans	0.27%	0.03%	0.01%	0.31%	99.69%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$481	$18	$—	$499	$267,782	$268,281
Non owner occupied real estate	49	—	—	49	326,350	326,399
Residential development	—	—	—	—	5,018	5,018
Development & Spec Land Loans	—	—	—	—	18,183	18,183
Commercial and industrial	32	—	—	32	184,879	184,911

Total commercial	562	18	—	580	802,212	802,792

Real estate
Residential mortgage	1,121	344	1	1,466	413,458	414,924
Residential construction	—	—	—	—	19,751	19,751
Mortgage warehouse	—	—	—	—	144,692	144,692

Total real estate	1,121	344	1	1,466	577,901	579,367

Consumer
Direct Installment	106	10	—	116	54,225	54,341
Direct Installment Purchased	—	—	—	—	153	153
Indirect Installment	1,186	268	27	1,481	150,042	151,523
Home Equity	1,193	203	—	1,396	155,768	157,164

Total consumer	2,485	481	27	2,993	360,188	363,181

Total	$4,168	$843	$28	$5,039	$1,740,301	$1,745,340

Percentage of total loans	0.24%	0.05%	0.00%	0.29%	99.71%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents loans by credit grades.

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$322,924	$4,960	$9,664	$—	$337,548
Non owner occupied real estate	455,648	341	5,908	—	461,897
Residential development	5,006	—	—	—	5,006
Development & Spec Land Loans	31,057	—	171	—	31,228
Commercial and industrial	220,424	3,728	6,368	—	230,520

Total commercial	1,035,059	9,029	22,111	—	1,066,199

Real estate
Residential mortgage	503,444	—	4,789	—	508,233
Residential construction	20,378	—	233	—	20,611
Mortgage warehouse	135,727	—	—	—	135,727

Total real estate	659,549	—	5,022	—	664,571

Consumer
Direct Installment	70,638	—	512	—	71,150
Direct Installment Purchased	119	—	—	—	119
Indirect Installment	152,496	—	708	—	153,204
Home Equity	173,117	—	2,009	—	175,126

Total Consumer	396,370	—	3,229	—	399,599

Total	$2,090,978	$9,029	$30,362	$—	$2,130,369

Percentage of total loans	98.15%	0.42%	1.43%	0.00%

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$257,181	$4,954	$6,146	$—	$268,281
Non owner occupied real estate	320,216	585	5,598	—	326,399
Residential development	5,018	—	—	—	5,018
Development & Spec Land Loans	18,112	—	71	—	18,183
Commercial and industrial	180,581	693	3,637	—	184,911

Total commercial	781,108	6,232	15,452	—	802,792

Real estate
Residential mortgage	408,937	—	5,987	—	414,924
Residential construction	19,501	—	250	—	19,751
Mortgage warehouse	144,692	—	—	—	144,692

Total real estate	573,130	—	6,237	—	579,367

Consumer
Direct Installment	53,800	—	541	—	54,341
Direct Installment Purchased	153	—	—	—	153
Indirect Installment	150,895	—	628	—	151,523
Home Equity	154,895	—	2,269	—	157,164

Total Consumer	359,743	—	3,438	—	363,181

Total	$1,713,981	$6,232	$25,127	$—	$1,745,340

Percentage of total loans	98.20%	0.36%	1.44%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 9 – Premises and Equipment

	December 31 2016	December 31 2015
Land	$20,032	$19,475
Buildings and improvements	59,607	55,341
Furniture and equipment	19,965	15,702

Total cost	99,604	90,518
Accumulated depreciation	(33,247)	(29,720)

Net premise and equipment	$66,357	$60,798

Note 10 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.3 billion and $1.2 billion at December 31, 2016 and 2015.

The aggregate fair value of capitalized mortgage servicing rights was approximately $12.1 million, $10.8 million, and $10.5 million at December 31, 2016, 2015 and 2014, compared to the carrying values of $11.1 million, $8.9 million and $7.6 million, respectively. The fair value of capitalized mortgage servicing rights was approximately $7.0 million on January 1, 2014. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2016	December 31 2015	December 31 2014
Mortgage servicing rights
Balances, January 1	$9,271	$7,980	$7,428
Servicing rights capitalized	3,426	2,974	2,280
Amortization of servicing rights	(1,016)	(1,683)	(1,728)

Balances, December 31	11,681	9,271	7,980

Impairment allowance
Balances, January 1	(397)	(338)	(389)
Additions	(236)	(130)	(95)
Reductions	126	71	146

Balances, December 31	(507)	(397)	(338)

Mortgage servicing rights, net	$11,174	$8,874	$7,642

During 2016, 2015 and 2014, the Bank recorded recovery and additional (impairment) of approximately $(110,000), $(59,000) and $51,000, respectively.

Note 11 – Goodwill and Intangible Assets

On November 7, 2016, the CNB acquisition resulted in goodwill of $609,000. On July 18, 2016, the LaPorte acquisition resulted in goodwill of $20.3 million. On June 1, 2016, the Kosciusko acquisition resulted in goodwill of $6.4 million. On July 1, 2015, the Peoples acquisition resulted in goodwill of $21.4 million. Additionally, on April 3, 2014, the Summit acquisition resulted in goodwill of $8.4 million.

No impairment loss was recorded in 2016 or 2015. The Company tested goodwill for impairment during 2016 and 2015. In both valuations, the fair value exceeded the Company’s carrying value, therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill and Intangible Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10K.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	2016	2015
Balance, January 1	$49,600	$28,176
Goodwill acquired	27,341	21,424

Balance, December 31	$76,941	$49,600

As a result of the acquisition of Alliance Bank Corporation in 2005, American Trust & Savings Bank in 2010, Heartland in 2012, Summit in 2014, Peoples in 2015, Kosciusko, LaPorte and CNB in 2016, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. The core deposit intangible is being amortized over seven to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$16,151	$(6,785)	$12,920	$(5,549)

Amortization expense for intangible assets totaled $1.2 million, $988,000, and $880,000 for the years ended December 31, 2016, 2015 and 2014. Estimated amortization for the years ending December 31 is as follows:

2017	$1,425
2018	1,422
2019	1,280
2020	984
2021	910
Thereafter	3,345

$9,366

Note 12 – Deposits

	December 31	December 31
	2016	2015
Noninterest-bearing demand deposits	$496,248	$335,955
Interest-bearing demand deposits	850,641	706,739
Money market (variable rate)	290,896	231,956
Savings deposits	357,582	238,956
Certificates of deposit of $250,000 or more	105,361	67,697
Other certificates and time deposits	370,482	298,850

Total deposits	$2,471,210	$1,880,153

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2017	$215,751	$41,320	$257,071
2018	74,148	1,250	75,398
2019	73,774	—	73,774
2020	31,702	—	31,702
2021	12,528	3,150	15,678
Thereafter	19,741	2,479	22,220

	$427,644	$48,199	$475,843

Note 13 – Borrowings

	December 31	December 31
	2016	2015
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.74% to 7.53%, due at various dates through November 15, 2024	$124,034	$158,948
Securities sold under agreements to repurchase	57,144	154,399
Federal funds purchased	66,811	136,000
Notes payable, variable rate of 2.75%, due at various dates through July 13, 2019	19,500	—

Total borrowings	$267,489	$449,347

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $537.8 million. Advances are subject to restrictions or penalties in the event of prepayment.

At December 31, 2016, the Bank had available approximately $453.9 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31 are as follows:

2017	$203,610
2018	33,328
2019	21,957
2020	2,847
2021	5,317
Thereafter	430

$267,489

Note 14 – Repurchase Agreements

The Company transfers various securities to customers in exchange for cash at the end of each business day and agrees to acquire the securities at the end of the next business day for the cash exchanged plus interest. The process is repeated at the end of each business day until the agreement is terminated. The securities underlying the agreement remain under the Bank’s control. Securities sold under agreements to repurchase are secured by federal agency collateralized mortgage obligations and mortgage-backed pools.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

	Remaining Contractual Maturity of the Agreements
December 31, 2016	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$57,144	$—	$—	$—	$—	$—	$57,144

Securities pledged for Repurchase Agreements
U.S. Treasury and federal agencies	$—	$—	$—	$—	$—	$—	$—
Federal agency collateralized mortgage obligations	44,408	—	—	—	—	—	44,408
Federal agency mortgage-backed pools	19,980	—	—	—	—	—	19,980

Total	$64,388	$—	$—	$—	$—	$—	$64,388

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations and federal agency mortgage-backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2016 and 2015 totaled $157.7 million and $156.2 million and the daily average of such agreements totaled $134.2 million and $149.9 million. The agreements at December 31, 2016, are overnight agreements.

Note 15 – Subordinated Debentures

In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (2.95% at December 31, 2016) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to October 31, 2009, the first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.65% (2.65% at December 31, 2016) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (3.65% at December 31, 2016) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (3.85% at December 31, 2016) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.2 million, net of the remaining purchase discount, at December 31, 2016.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (2.67% at December 31, 2016) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.7 million, net of the remaining purchase discount, at December 31, 2016.

The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.10% (4.10% at December 31, 2016) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.3 million, net of the remaining purchase discount, at December 31, 2016.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Total cash contributions and expense recorded for the ESOP was $550,000 in 2016, $450,000 in 2015 and $400,000 in 2014.

The ESOP, which is not leveraged, owns a total of 1,131,629 shares of Horizon’s stock or 5.1% of the outstanding shares.

Note 17 – Employee Thrift and Defined Benefit Plan

The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $785,000 in 2016, $848,000 in 2015 and $633,000 in 2014.

The Plan owns a total of 501,923 shares of Horizon’s stock or 2.3% of the outstanding shares.

The Company acquired a pension fund known as the Pentegra Defined Benefit Plan (“Pentegra Plan”) in the Peoples acquisition. Prior to August 1, 2007, Peoples provided pension benefits for substantially all of its employees through its participation in the Pentegra Plan. Peoples chose to freeze the Pentegra Plan effective August 1, 2007. The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 13-5645888 and plan number 333. This plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code 413(c) and, as a result, all of the assets stand behind all of the liabilities.

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

There was no expense to the Company in 2016 and 2015 for this Pentegra Plan. The Company intends on terminating this Pentegra Plan during the first quarter of 2017 and has recorded a $3.4 million withdrawal liability for the termination of the Pentegra Plan.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 18 – Income Tax

	December 31	December 31	December 31
	2016	2015	2014
Income tax expense
Currently payable
Federal	$7,467	$5,511	$4,561
Deferred	1,334	1,721	1,594

Total income tax expense	$8,801	$7,232	$6,155

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 35%	$11,450	$9,724	$8,488
Tax exempt interest	(1,882)	(1,708)	(1,628)
Tax exempt income	(575)	(488)	(366)
Other tax exempt income	(608)	(199)	(309)
Nondeductible and other	416	(97)	(30)

Actual tax expense	$8,801	$7,232	$6,155

	December 31	December 31
	2016	2015
Assets
Allowance for loan losses	$5,581	$5,329
Net operating loss (from acquisitions)	2,368	1,679
Director and employee benefits	3,124	2,223
Unrealized loss on AFS securities and fair value hedge	937	711
Accrued Pension	1,323	1,725
Fair value adjustment on acquisitions	2,340	756
Other	1,593	273

Total assets	17,266	12,696

Liabilities
Depreciation	(1,916)	(2,180)
State tax	(341)	(192)
Federal Home Loan Bank stock dividends	(474)	(343)
Difference in basis of intangible assets	(4,654)	(2,938)
FHLB Penalty	—	(123)
Other	(431)	(589)

Total liabilities	(7,816)	(6,040)
Valuation allowance	(2,018)	(1,082)

Net deferred tax asset	$7,432	$5,249

As of December 31, 2016, the Company had approximately $31.2 million of state tax loss carryforward available to offset future franchise taxable income. Also, at December 31, 2016, the Company had approximately $970,000 of Federal loss carryforward available to offset future federal income tax. The state loss carryforward begins to expire in 2024. The Federal loss carryforward begins to expire in 2032. Due to these losses being incurred by acquired institutions, prior to the acquisitions by Horizon, the annual losses which can be used are subject to an annual limitation. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Retained earnings of the Bank include approximately $10.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $3.8 million at December 31, 2016.

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.

Note 19 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) included in capital are as follows:

	December 31	December 31
	2016	2015
Unrealized gain (loss) on securities available for sale	$(6,007)	$920
Unamortized gain on securities held to maturity, previously transferred from AFS	456	1,109
Unrealized loss on derivative instruments	(3,132)	(3,141)
Tax effect	3,039	389

Total accumulated other comprehensive income (loss)	$(5,644)	$(723)

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

The Bank was required to have approximately $1.8 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2016. These balances are included in cash and cash equivalents and do not earn interest.

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

At December 31, 2016 and 2015, commitments to make loans amounted to approximately $808.3 million and $468.8 million and commitments under outstanding standby letters of credit amounted to approximately $1.0 million and $3.6 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For December 31, 2016 and 2015, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of December 31, 2016 and December 31, 2015, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending December 31, 2016 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Horizon and the Bank’s actual and required capital ratios as of December 31, 2016 and 2015 were as follows:

	Actual		Required For Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016

Total capital[1] (to risk-weighted assets)
Consolidated	$316,576	13.87%	$182,596	8.00%	$196,976	8.63%	N/A	N/A
Bank	319,013	13.98%	$182,541	8.00%	196,916	8.63%	$228,176	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	301,739	13.22%	$136,947	6.00%	151,326	6.63%	N/A	N/A
Bank	304,176	13.33%	$136,905	6.00%	151,280	6.63%	182,540	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	263,313	11.50%	$103,036	4.50%	117,460	5.13%	N/A	N/A
Bank	304,176	13.33%	$102,679	4.50%	117,054	5.13%	148,314	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	301,739	10.44%	$115,609	4.00%	115,609	4.00%	N/A	N/A
Bank	304,176	9.93%	$122,521	4.00%	122,521	4.00%	153,151	5.00%

As of December 31, 2015

Total capital[1] (to risk-weighted assets)
Consolidated	$264,452	13.99%	$151,223	8.00%	N/A	N/A	N/A	N/A
Bank	237,348	12.57%	151,057	8.00%	N/A	N/A	$188,821	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	249,918	13.22%	113,427	6.00%	N/A	N/A	N/A	N/A
Bank	222,814	11.80%	113,295	6.00%	N/A	N/A	151,060	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	204,350	10.81%	85,067	4.50%	N/A	N/A	N/A	N/A
Bank	222,814	11.80%	84,971	4.50%	N/A	N/A	122,737	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	249,918	9.82%	101,800	4.00%	N/A	N/A	N/A	N/A
Bank	222,814	8.77%	101,626	4.00%	N/A	N/A	127,032	5.00%

[1]	As defined by regulatory agencies

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 0.625% at December 31, 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 22 – Share-Based Compensation

On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (“2003 Plan”), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon could issue up to 506,250 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limited the number of shares available to 506,250 for incentive stock options and to 253,125 for the grant of non-option awards. The shares available for issuance under the 2003 Plan could be divided among the various types of awards and among the participants as the Compensation Committee (“Committee”) determines. The Committee was authorized to grant any type of award to a participant that was consistent with the provisions of the 2003 Plan. Awards could consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determined the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the Committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate designated per the individual agreements. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period. On March 8, 2010, the Board of Directors adopted, and on May 6, 2010, the stockholders approved, an amendment to the 2003 Omnibus Equity Incentive Plan making an additional 590,625 common shares available for issuance. All share data has been adjusted for the 3:2 stock split on November 14, 2016.

A summary of option activity under the 2003 Plan as of December 31, 2016, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	66,000	$7.38
Granted	—	—
Exercised	(25,990)	7.47
Forfeited	(3,375)	8.22

Outstanding, end of year	36,635	7.25	3.69	$760,345

Exercisable, end of year	35,285	7.11	3.63	736,963

On June 18, 2013, the Board of Directors adopted the Horizon Bancorp 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which was approved by the Company’s shareholders on May 8, 2014. Under the 2013 Plan, Horizon may issue up to 1,037,550 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2013 Plan limits the number of shares available to 150,000 for incentive stock options and to 600,000 for the grant of non-option awards. The shares available for issuance under the 2013 Plan may be divided among the various types of awards and among the participants as the Committee determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2013 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award.

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

The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2016	2015	2014
Dividend yields	2.34%	2.35%	2.01%
Volatility factors of expected market price of common stock	28.60%	28.97%	29.54%
Risk-free interest rates	1.83%	2.10%	2.66%
Expected life of options	8 years	8 years	8 years

A summary of option activity under the 2013 Plan as of December 31, 2016, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	181,627	$14.72
Granted	103,959	15.57
Exercised	(1,500)	13.49
Forfeited	—	—
Outstanding, end of year	284,086	15.04	7.99	$3,682,975

Exercisable, end of year	120,957	14.33	7.00	1,653,164

The weighted average grant-date fair value of options granted during the years 2016, 2015 and 2014 was $3.89, $4.09 and $4.33.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

A summary of the status of Horizon’s non-vested restricted and performance shares as of December 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of year	123,571	$12.13

Vested	(72,563)	9.69
Granted	19,951	15.57
Forfeited	—	—

Non-vested, end of year	70,959	15.59

Grants vest at the end of three, four or five years of continuous employment.

Total compensation cost recognized in the income statement for option-based payment arrangements during 2016 was $324,000 and the related tax benefit recognized was approximately $113,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2015 and 2014 was $288,000 and $203,000 and the related tax benefit recognized was $101,000 and $71,000, respectively.

Total compensation cost recognized in the income statement for restricted share and performance share based payment arrangements during 2016, 2015 and 2014 was $284,000, $355,000, and $363,000. The recognized tax benefit related thereto was approximately $99,000, $124,000, and $127,000 for the years ended December 31, 2016, 2015 and 2014.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014 was $214,000, $403,000, and $122,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $158,000, $151,000, and $43,000, for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, there was $888,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 23 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at December 31, 2016 and $30.5 million at December 31, 2015. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at December 31, 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Management has designated the interest rate swap agreements as cash flow hedging instruments. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2016, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2016, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $122.4 million at December 31, 2016 and $117.3 million at December 31, 2015.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2016, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives December 31, 2016		Liability Derivatives December 31, 2016
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$6
Interest rate contracts	Other Assets	6	Other liabilities	3,132

Total derivatives designated as hedging instruments		6		3,138

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	602	Other liabilities	22

Total derivatives not designated as hedging instruments		602		22

Total derivatives		$608		$3,160

	Asset Derivatives December 31, 2015		Liability Derivatives December 31, 2015
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$1,782
Interest rate contracts	Other Assets	1,782	Other liabilities	3,141

Total derivatives designated as hedging instruments		1,782		4,923

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	642	Other liabilities	—

Total derivatives not designated as hedging instruments		642		—

Total derivatives		$2,424		$4,923

The effect of the derivative instruments on the consolidated statement of income for the 12-month periods ended is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Years Ended December 31
Derivative in cash flow hedging relationship	2016	2015	2014
Interest rate contracts	$6	$127	$(332)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Years Ended December 31
		2016	2015	2014
Interest rate contracts	Interest income - loans	$(1,776)	$574	$1,261
Interest rate contracts	Interest income - loans	1,776	(574)	(1,261)

Total		$—	$—	$—

Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2016	2015	2014
Mortgage contracts	Other income - gain on sale of loans	$(62)	$195	$256

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Available-for-sale securities
U.S. Treasury and federal agencies	$7,989	$—	$7,989	$—
State and municipal	116,592	—	116,592	—
Federal agency collateralized mortgage obligations	137,195	—	137,195	—
Federal agency mortgage-backed pools	176,726	—	176,726	—
Corporate notes	1,329	—	1,329	—

Total available-for-sale securities	439,831	—	439,831	—

Hedged loans	122,345	—	122,345	—
Forward sale commitments	602	—	602	—
Interest rate swap agreements	(3,138)	—	(3,138)	—
Commitments to originate loans	(22)	—	(22)	—

December 31, 2015
Available-for-sale securities
U.S. Treasury and federal agencies	$5,926	$—	$5,926	$—
State and municipal	75,095	—	75,095	—
Federal agency collateralized mortgage obligations	156,203	—	156,203	—
Federal agency mortgage-backed pools	207,704	—	207,704	—
Corporate notes	54	—	54	—

Total available-for-sale securities	444,982	—	444,982	—

Hedged loans	115,472	—	115,472	—
Forward sale commitments	642	—	642	—
Interest rate swap agreements	(4,923)	—	(4,923)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

Non Interest Income Total gains and losses from:	Years Ended December 31
	2016	2015	2014
Hedged loans	$(1,776)	$574	$1,261
Fair value interest rate swap agreements	1,776	(574)	(1,261)
Derivative loan commitments	(62)	195	256

	$(62)	$195	$256

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Impaired loans	$2,246	$—	$—	$2,246
Mortgage servicing rights	11,174	—	—	11,174

December 31, 2015
Impaired loans	$6,803	$—	$—	$6,803
Mortgage servicing rights	8,874	—	—	8,874

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs were reduced by $507,000 in 2016 and $397,000 in 2015 for the fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2016 and 2015.

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$2,246	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 16% (13%)
Mortgage servicing rights	$11,174	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 16% (13%), 4% - 7% (4.6%), 1% - 10% (4.5%)

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$6,803	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 15% (12%)
Mortgage servicing rights	$8,874	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 15% (12%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2016 and December 31, 2015. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	December 31, 2016
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$70,832	$70,832	$—	$—
Investment securities, held to maturity	193,194	—	194,086	—
Loans held for sale	8,087	—	—	8,087
Loans excluding loan level hedges, net	1,998,804	—	—	1,965,928
Stock in FHLB and FRB	23,932	—	23,932	—
Interest receivable	12,713	—	12,713	—

Liabilities
Non-interest bearing deposits	$496,248	$496,248	$—	$—
Interest-bearing deposits	1,974,962	—	1,839,167	—
Borrowings	267,489	—	261,141	—
Subordinated debentures	37,456	—	36,371	—
Interest payable	472	—	472	—

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

Note 26 – General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results or operation and cash flows of the Company.

Note 27 – Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

Condensed Balance Sheets

	December 31	December 31
	2016	2015
Assets
Total cash and cash equivalents	$15,736	$26,507
Investment in Bank	386,389	276,718
Other assets	2,504	3,392

Total assets	$404,629	$306,617

Liabilities
Borrowings	$19,500	$—
Subordinated debentures	37,456	32,797
Other liabilities	6,818	6,988
Stockholders’ Equity	340,855	266,832

Total liabilities and stockholders’ equity	$404,629	$306,617

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Income

	Years Ended December 31
	2016	2015	2014
Operating Income (Expense)
Dividend income from Bank	$20,000	$30,470	$12,500
Investment income	33	15	12
Other income	42	24	17
Interest expense	(2,376)	(2,009)	(2,009)
Employee benefit expense	(1,158)	(1,093)	(965)
Other expense	1,279	910	883

Income Before Undistributed Income of Subsidiaries	17,820	28,317	10,438
Undistributed Income of Subsidiaries	5,938	(8,168)	6,814

Income Before Tax	23,758	20,149	17,252
Income Tax Benefit	154	400	849

Net Income	23,912	20,549	18,101
Preferred stock dividend	(42)	(125)	(133)

Net Income Available to Common Shareholders	$23,870	$20,424	$17,968

Condensed Statements of Comprehensive Income

	Years Ended December 31
	2016	2015	2014
Net Income	$23,912	$20,549	$18,101

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	6	127	(332)
Unrealized appreciation for the period on held-to-maturity securities, net of taxes	(424)	(357)	1,078
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes	(3,310)	(1,891)	3,146
Less: reclassification adjustment for realized gains included in net income, net of taxes	(1,193)	(123)	(642)

	(4,921)	(2,244)	3,250

Comprehensive Income	$18,991	$18,305	$21,351

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Cash Flows

	Years Ended December 31
	2016	2015	2014
Operating Activities
Net income	$23,912	$20,549	$18,101
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(5,938)	8,168	(6,814)
Change in
Share based compensation	284	288	203
Amortization of unearned compensation	324	355	363
Other assets	888	(634)	906
Other liabilities	(244)	(13)	1,377

Net cash provided by operating activities	19,226	28,713	14,136

Investing Activities
Acquisition of Summit	—	—	(7,036)
Acquisition of Peoples	—	(19,365)	—
Acquisition of Kosciusko	(6,741)	—	—
Acquisition of LaPorte	(17,108)	—	—
Acquisition of CNB	(5,296)	—	—

Net cash used in investing activities	(29,145)	(19,365)	(7,036)

Financing Activities
Redemption of preferred stock	(12,500)	—	—
Net change in borrowings	19,500	—	—
Dividends paid on preferred shares	(42)	(125)	(133)
Dividends paid on common shares	(8,382)	(6,216)	(4,744)
Exercise of stock options	572	4,305	165

Net cash used in financing activities	(852)	(2,036)	(4,712)

Net Change in Cash and Cash Equivalents	(10,771)	7,312	2,388
Cash and Cash Equivalents at Beginning of Year	26,507	19,195	16,807

Cash and Cash Equivalents at End of Year	$15,736	$26,507	$19,195

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 28 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2016	March 31	June 30	September 30	December 31

Interest income	$23,528	$24,650	$28,962	$29,390
Interest expense	3,754	3,781	4,552	8,450

Net interest income	19,774	20,869	24,410	20,940
Provision for loan losses	532	232	455	623
Gain on sale of securities	108	767	—	961
Net income	5,381	6,326	6,602	5,603
Net income available to common shareholders	$5,339	$6,326	$6,602	$5,603

Earnings per share:
Basic	$0.30	$0.35	$0.31	$0.25
Diluted	0.30	0.34	0.30	0.25

Average shares outstanding:
Basic	17,924,124	18,268,880	21,538,752	22,155,549
Diluted	18,012,726	18,364,167	21,651,953	22,283,722

Three Months Ended 2015	March 31	June 30	September 30	December 31

Interest income	$20,093	$21,127	$23,578	$23,790
Interest expense	3,207	3,277	3,802	3,568

Net interest income	16,886	17,850	19,776	20,222
Provision for loan losses	614	1,906	300	342
Gain on sale of securities	124	—	—	65
Net income	5,358	4,728	4,288	6,175
Net income available to common shareholders	$5,327	$4,697	$4,257	$6,144

Earnings per share:
Basic	$0.39	$0.34	$0.25	$0.34
Diluted	0.37	0.33	0.24	0.34

Average shares outstanding:
Basic	13,824,017	13,860,008	17,408,964	17,905,871
Diluted	14,414,259	14,456,379	17,839,881	18,020,615

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited the accompanying consolidated balance sheets of Horizon Bancorp as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Bancorp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horizon Bancorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Indianapolis, Indiana

February 28, 2017

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

We have audited Horizon Bancorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Horizon Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Horizon Bancorp and our report dated February 28, 2017, expressed an unqualified opinion thereon.

Indianapolis, Indiana

February 28, 2017

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2016, 2015 and 2014. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp

Summary of Selected Financial Data

(Dollars in thousands except for per share data)

	2016	2015	2014	2013	2012

Earnings
Net interest income	$85,992	$74,734	$62,983	$61,383	$58,206
Provision for loan losses	1,842	3,162	3,058	1,920	3,524
Non-interest income	37,974	30,402	26,277	25,906	27,331
Non-interest expenses	89,411	74,193	61,946	58,445	54,024
Income tax expense	8,801	7,232	6,155	7,048	8,446

Net income	23,912	20,549	18,101	19,876	19,543
Preferred stock dividend	(42)	(125)	(133)	(370)	(481)

Net income available to common shareholders	$23,870	$20,424	$17,968	$19,506	$19,062

Cash dividend declared	$8,382	$6,216	$4,744	$3,655	$3,047

Per Share Data
Basic earnings per share(1)	$1.19	$1.30	$1.32	$1.51	$1.59
Diluted earnings per share(1)	1.19	1.26	1.27	1.45	1.54
Cash dividends declared per common share(1)	0.41	0.39	0.34	0.28	0.25
Book value per common share(1)	15.37	14.20	13.16	11.76	11.33
Weighted-average shares outstanding
Basic(1)	19,987,728	15,765,444	13,591,053	12,928,995	11,961,362
Diluted(1)	20,082,410	16,197,312	14,181,188	13,501,445	12,406,765

Period End Totals
Loans, net of deferred loan fees and unearned income	$2,135,986	$1,749,131	$1,378,554	$1,068,828	$1,190,717
Allowance for loan losses	14,837	14,534	16,501	15,992	18,270
Total assets	3,141,156	2,652,401	2,076,922	1,758,276	1,848,227
Total deposits	2,471,210	1,880,153	1,482,319	1,291,520	1,294,153
Total borrowings	304,945	482,144	383,840	288,782	378,095

Ratios
Loan to deposit	86.43%	93.03%	93.00%	82.76%	92.01%
Loan to total funding	76.94%	74.04%	73.87%	67.63%	71.20%
Return on average assets	0.81%	0.87%	0.93%	1.13%	1.19%
Average stockholders’ equity to average total assets	10.22%	9.30%	9.33%	9.34%	8.63%
Return on average stockholders’ equity	7.92%	9.87%	10.60%	12.86%	14.72%
Dividend payout ratio (dividends divided by net income)	34.33%	29.85%	25.72%	18.56%	15.90%

Price to book value ratio	182.13%	131.26%	132.39%	143.59%	115.61%
Price to earnings ratio	23.56	14.78	13.75	11.69	8.53

(1)	Adjusted for 3:2 stock split on November 14, 2016.

Horizon Bancorp

Horizon’s Common Stock and Related Stockholders Matters

Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2016 and 2015.

	2016
	Common Stock Prices		Dividends Declared Per Share
	High	Low
First Quarter	$18.59	$15.41	$0.10
Second Quarter	16.76	15.87	0.10
Third Quarter	20.01	16.61	0.10
Fourth Quarter	28.41	17.84	0.11

	2015
	Common Stock Prices		Dividends Declared Per Share
	High	Low
First Quarter	$17.24	$14.92	$0.09
Second Quarter	17.35	15.23	0.09
Third Quarter	17.43	15.07	0.10
Fourth Quarter	18.77	15.72	0.10

The approximate number of holders of record of Horizon’s outstanding common stock as of December 31, 2016, was 1,364.

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

Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2016 is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears in Item 8, following BKD, LLP’s audit report.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2016, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Horizon Bancorp

PART III

Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016.

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

Horizon’s “Code of Ethics for Officers and Directors” applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at http://www.horizonbank.com/ in the section headed “About Us – Investor Relations” under the caption “Corporate Information – Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information on executive and director compensation and compensation committee matters required by this item can be found in the Proxy Statement under “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation of Directors” and is incorporated into this report by reference.

Horizon Bancorp

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	320,721	$14.15	691,482

Equity compensation plans not approved by security holders	—	$—	—

Total	320,721	$14.15	691,482

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

Horizon Bancorp Registrant

Date: February 28, 2017	By:	/s/ Craig M. Dwight
Craig M. Dwight Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2017	By:	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 28, 2017	/s/ Craig M. Dwight Craig M. Dwight, Chairman of the Board, President and Chief Executive Officer and Director

February 28, 2017	/s/ Susan D. Aaron Susan D. Aaron, Director

February 28, 2017	/s/ Lawrence E. Burnell Lawrence E. Burnell, Director

February 28, 2017	/s/ James B. Dworkin James B. Dworkin, Director

February 28, 2017	/s/ Daniel F. Hopp Daniel F. Hopp, Director

February 28, 2017	/s/ Michele M. Magnuson Michele M. Magnuson, Director

Date	Signature and Title

February 28, 2017	/s/ Larry N. Middleton Larry N. Middleton, Director

February 28, 2017	/s/ Peter L. Pairitz Peter L. Pairitz, Director

February 28, 2017	/s/ Steven W. Reed Steven W. Reed, Director

February 28, 2017	/s/ Robert E. Swinehart Robert E. Swinehart, Director

February 28, 2017	/s/ Spero W. Valavanis Spero W. Valavanis, Director

February 28, 2017	/s/ Maurice F. Winkler, III Maurice F. Winkler, III, Director

EXHIBIT INDEX

The following exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

Exhibit Number	Description	Incorporated by Reference/Attached

2.1	Agreement and Plan of Merger, dated as of March 10, 2016, between Horizon Bancorp and LaPorte Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed March 11, 2016

3.1	Articles of Incorporation of Horizon Bancorp, as amended and restated	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed October 19,2016

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed April 18, 2013

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006 (SEC File No. 000-10792, Film No. 061291739)

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006 (SEC File No. 000-10792, Film No. 061291739)

10.1*	Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2007 (SEC File No. 000-10792, Film No. 08689720)

10.2*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (SEC File No. 000-10792, Film No. 10693679)

10.3*	Directors Deferred Compensation Plan	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

10.4*	Form of Change of Control Agreement for certain executive officers	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

10.5*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

Exhibit Number	Description	Incorporated by Reference/Attached

10.6*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

10.7	Guarantee Agreement of Horizon Bancorp, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

10.8*	Description of Executive Officer Bonus Plan	Attached

10.9*	Horizon Bancorp 2005 Supplemental Executive Retirement Plan as amended	Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2006 (SEC File No. 000-10792, Film No. 07714381)

10.10*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 6, 2006 (SEC File No. 000-10792, Film No. 061259453)

10.11*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006 (SEC File No. 000-10792, Film No. 061259453)

10.12*	Guarantee Agreement of Horizon Bancorp, dated as of December 15, 2006, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 21, 2006 (SEC File No. 000-10792, Film No. 061291739)

10.13*	Employment Agreement, dated July 16, 2007, among Horizon Bancorp, Horizon Bank, N.A. and Thomas H. Edwards	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 19, 2007 (SEC File No. 000-10792, Film No. 07988114)

10.14*	Agreement, dated August 28, 2007, between Horizon Bank, N.A., and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2008 (SEC File No. 000-10792, Film No. 09694757)

10.15*	First Amendment of the Agreement between Horizon Bank, N.A., and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2008 (SEC File No. 000-10792, Film No. 09694757)

10.16*	Employment Agreement, dated December 14, 2011, by and among Horizon Bank, N.A., Horizon Bancorp and James D. Neff	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 14, 2011 (SEC File No. 000-10792, Film No. 111259976)

10.17*	First Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2012

10.18*	Second Amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2012

Exhibit Number	Description	Incorporated by Reference/Attached

10.19*	Fifth Amendment to the Horizon Bancorp 1997 Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2012

10.20*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.21*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 18, 2013

10.22*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 18, 2013

10.23*	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 18, 2013

10.24*	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on June 18, 2013

10.25*	Agreement dated September 21, 2016, between Horizon Bank, N.A. and Kathie A. DeRuiter	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2016

12	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data File	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.