Form 10-Q
period 2017-03-31
HORIZON BANCORP /IN/
filed 2017-05-09
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,195,715 shares of Common Stock, no par value, at May 8, 2017.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	March 31	December 31
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$60,280	$70,832
Investment securities, available for sale	474,222	439,831
Investment securities, held to maturity (fair value of $200,482 and $194,086)	198,868	193,194
Loans held for sale	1,789	8,087
Loans, net of allowance for loan losses of $15,054 and $14,837	2,131,899	2,121,149
Premises and equipment, net	66,314	66,357
Federal Reserve and Federal Home Loan Bank stock	24,090	23,932
Goodwill	77,644	76,941
Other intangible assets	9,450	9,366
Interest receivable	12,581	12,713
Cash value of life insurance	74,598	74,134
Other assets	37,908	44,620

Total assets	$3,169,643	$3,141,156

Liabilities
Deposits
Non-interest bearing	$502,400	$496,248
Interest bearing	1,941,299	1,974,962

Total deposits	2,443,699	2,471,210
Borrowings	319,993	267,489
Subordinated debentures	37,516	37,456
Interest payable	523	472
Other liabilities	19,337	23,674

Total liabilities	2,821,068	2,800,301

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares
Issued 0 and 0 shares	—	—
Common stock, no par value
Authorized 66,000,000 shares(1)
Issued, 22,195,715 and 22,192,530 shares(1)
Outstanding, 22,176,465 and 22,171,596 shares(1)	—	—
Additional paid-in capital	182,402	182,326
Retained earnings	169,950	164,173
Accumulated other comprehensive loss	(3,777)	(5,644)

Total stockholders’ equity	348,575	340,855

Total liabilities and stockholders’ equity	$3,169,643	$3,141,156

(1)	Adjusted for 3:2 stock split on November 14, 2016

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31
	2017	2016
	(Unaudited)	(Unaudited)
Interest Income
Loans receivable	$24,791	$19,747
Investment securities
Taxable	2,406	2,544
Tax exempt	1,637	1,237

Total interest income	28,834	23,528

Interest Expense
Deposits	1,753	1,491
Borrowed funds	937	1,759
Subordinated debentures	576	504

Total interest expense	3,266	3,754

Net Interest Income	25,568	19,774
Provision for loan losses	330	532

Net Interest Income after Provision for Loan Losses	25,238	19,242

Non-interest Income
Service charges on deposit accounts	1,400	1,288
Wire transfer fees	150	121
Interchange fees	1,176	931
Fiduciary activities	1,922	1,635

Gain on sale of investment securities (includes $35 and $108 for the three months ended March 31, 2017 and 2016 related to accumulated other comprehensive earnings reclassifications)	35	108
Gain on sale of mortgage loans	1,914	2,114
Mortgage servicing income net of impairment	447	447
Increase in cash value of bank owned life insurance	464	345
Other income	51	398

Total non-interest income	7,559	7,387

Non-interest Expense
Salaries and employee benefits	11,709	10,065
Net occupancy expenses	2,452	1,936
Data processing	1,307	1,105
Professional fees	613	831
Outside services and consultants	1,222	1,099
Loan expense	1,107	1,195
FDIC insurance expense	263	405
Other losses	50	267
Other expense	2,798	2,367

Total non-interest expense	21,521	19,270

Income Before Income Tax	11,276	7,359
Income tax expense (includes $12 and $38 for the three months ended March 31, 2017 and 2016, respectively, related to income tax expense from reclassification items)	3,052	1,978

Net Income	8,224	5,381
Preferred stock dividend	—	(42)

Net Income Available to Common Shareholders	$8,224	$5,339

Basic Earnings Per Share	$0.37	$0.30
Diluted Earnings Per Share	0.37	0.30

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2017	2016
	(Unaudited)	(Unaudited)

Net Income	$8,224	$5,381

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	400	(562)
Income tax effect	(140)	197

Changes from derivative instruments	260	(365)

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	2,597	5,946
Amortization from transfer of securities from available for sale to held to maturity securities	(88)	(229)
Reclassification adjustment for securities gains realized in income	(35)	108
Income tax effect	(867)	(2,039)

Unrealized gains (losses) on securities	1,607	3,786

Other Comprehensive Income (Loss), Net of Tax	1,867	3,421

Comprehensive Income	$10,091	$8,802

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2017	$—	$182,326	$164,173	$(5,644)	$340,855
Net income			8,224		8,224
Other comprehensive income, net of tax				1,867	1,867
Amortization of unearned compensation		(34)			(34)
Exercise of stock options		34			34
Stock option expense		76			76
Cash dividends on common stock ($0.11 per share)			(2,447)		(2,447)

Balances, March 31, 2017	$—	$182,402	$169,950	$(3,777)	$348,575

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2017	2016
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$8,224	$5,381
Items not requiring (providing) cash
Provision for loan losses	330	532
Depreciation and amortization	1,401	1,183
Share based compensation	76	68
Mortgage servicing rights net impairment	6	1
Premium amortization on securities available for sale, net	1,477	1,187
Gain on sale of investment securities	(35)	(108)
Gain on sale of mortgage loans	(1,914)	(2,114)
Proceeds from sales of loans	58,151	62,022
Loans originated for sale	(49,939)	(55,162)
Change in cash value of life insurance	(464)	(345)
Gain (Loss) on sale of other real estate owned	261	(100)
Net change in
Interest receivable	151	59
Interest payable	45	73
Other assets	5,784	(1,730)
Other liabilities	(4,527)	(1,532)

Net cash provided by operating activities	19,027	9,415

Investing Activities
Purchases of securities available for sale	(50,201)	(33,716)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	23,302	26,663
Purchases of securities held to maturity	(13,151)	(8,677)
Proceeds from maturities of securities held to maturity	1,015	10,319
Change in FHLB stock	(158)	—
Net change in loans	(8,684)	29,354
Proceeds on the sale of OREO and repossessed assets	510	663
Change in premises and equipment, net	(1,025)	(237)
Acquisition of branch, net of cash received	11,000	—

Net cash provided by (used in) investing activities	(37,392)	24,369

Financing Activities
Net change in
Deposits	(42,338)	(1,674)
Borrowings	52,564	(18,801)
Redemption of preferred stock	—	(12,500)
Proceeds from issuance of stock	34	—
Dividends paid on common shares	(2,447)	(1,805)
Dividends paid on preferred shares	—	(42)

Net cash provided by (used in) financing activities	7,813	(34,822)

Net Change in Cash and Cash Equivalents	(10,552)	(1,038)
Cash and Cash Equivalents, Beginning of Period	70,832	48,650

Cash and Cash Equivalents, End of Period	$60,280	$47,612

Additional Supplemental Information
Interest paid	$3,215	$3,681
Income taxes paid	1,050	1,250
Transfer of loans to other real estate owned	714	1,379
Acquisition of LaPorte, measurement period adjustments	703	—

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank, N.A. (“Horizon Bank” or the “Bank”). All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2017 and March 31, 2016 are not necessarily indicative of the operating results for the full year of 2017 or 2016. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2016 filed with the Securities and Exchange Commission on February 28, 2017. The condensed consolidated balance sheet of Horizon as of December 31, 2016 has been derived from the audited balance sheet as of that date.

On October 18, 2016, the Board of Directors of the Company approved a three-for-two stock split of the Company’s authorized common stock, no par value. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this three-for-two stock split. The effect of the three-for-two stock split on the outstanding common shares is that shareholders of record as of the close of business on October 31, 2016, the record date, received an additional half share of common stock held, with shareholders receiving cash in lieu of any fractional shares. The additional shares issued in the stock split were issued on November 14, 2016, and the common shares began trading on a split-adjusted basis on or about November 15, 2016.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows computation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2017	2016
	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$8,224	$5,381
Less: Preferred stock dividends	—	42

Net income available to common shareholders	$8,224	$5,339

Weighted average common shares outstanding(1)	22,175,526	17,924,124

Basic earnings per share	$0.37	$0.30

Diluted earnings per share
Net income available to common shareholders	$8,224	$5,339

Weighted average common shares outstanding(1)	22,175,526	17,924,124
Effect of dilutive securities:
Restricted stock	36,336	31,550
Stock options	114,209	57,053

Weighted average shares outstanding	22,326,071	18,012,726

Diluted earnings per share	$0.37	$0.30

(1)	Adjusted for 3:2 stock split on November 14, 2016

There were zero shares for the three months ended March 31, 2017 and 2016 which were not included in the computation of diluted earnings per share because they were non-dilutive.

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2016 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2016 condensed consolidated financial statements to be comparable to 2017. These reclassifications had no effect on net income.

Note 2 – Acquisitions

Kosciusko Financial, Inc.

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

ASSETS
Cash and due from banks	$38,950
Investment securities, available for sale	1,191

Commercial	70,006
Residential mortgage	26,244
Consumer	6,319

Total loans	102,569

Premises and equipment, net	1,466
FRB and FHLB stock	582
Goodwill	6,443
Core deposit intangible	526
Interest receivable	636
Cash value of life insurance	2,745
Other assets	765

Total assets purchased	$155,873

Common shares issued	$14,470
Cash paid	8,513

Total estimated purchase price	$22,983

LIABILITIES
Deposits
Non-interest bearing	$27,871
NOW accounts	35,213
Savings and money market	26,953
Certificates of deposits	32,771

Total deposits	122,808

Borrowings	9,038
Interest payable	55
Other liabilities	989

Total liabilities assumed	$132,890

Of the total estimated purchase price of $23.0 million, $526,000 has been allocated to core deposit intangible. Additionally, $6.4 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over ten years on a straight line basis.

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

LaPorte Bancorp, Inc. On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and Horizon Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the Merger Agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.9435 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte Bancorp stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 3,421,488 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $18.36 per share of Horizon common stock, less the consideration used to pay off LaPorte’s ESOP loan receivable, the transaction has an implied valuation of approximately $98.6 million. The Company has had approximately $4.0 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

ASSETS
Cash and due from banks	$154,849
Investment securities, available for sale	23,779

Commercial	153,750
Residential mortgage	42,603
Consumer	16,801
Mortgage Warehousing	99,752

Total loans	312,906

Premises and equipment, net	6,022
FHLB stock	4,029
Goodwill	20,993
Core deposit intangible	2,514
Interest receivable	844
Cash value of life insurance	15,267
Other assets	8,334

Total assets purchased	$549,537

Common shares issued	$60,306
Cash paid	38,328

Total estimated purchase price	$98,634

LIABILITIES
Deposits
Non-interest bearing	$66,733
NOW accounts	99,346
Savings and money market	117,688
Certificates of deposits	87,605

Total deposits	371,372

Borrowings	64,793
Interest payable	178
Subordinated debt	4,504
Other liabilities	10,056

Total liabilities assumed	$450,903

Of the total estimated purchase price of $98.6 million, $2.5 million has been allocated to core deposit intangible. Additionally, $21.0 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over ten years on a straight line basis.

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

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Goodwill was increased by $703,000 as of March 31, 2017 due to measurement period adjustments.

CNB Bancorp

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

Under the acquisition method of accounting, the total estimated purchase price is allocated to CNB’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of the tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the CNB acquisition is allocated as follows:

ASSETS
Cash and due from banks	$27,860
Investment securities, available for sale	16,393

Commercial	2,267
Residential mortgage	6,624
Consumer	1,579

Total loans	10,470

Premises and equipment, net	444
FHLB stock	50
Goodwill	609
Core deposit intangible	190
Interest receivable	154
Other assets	49

Total assets purchased	$56,219

Cash paid	5,311

Total estimated purchase price	$5,311

LIABILITIES
Deposits
Non-interest bearing	$24,079
NOW accounts	9,038
Savings and money market	13,829
Certificates of deposits	3,342

Total deposits	50,288

Borrowings	459
Interest payable	7
Other liabilities	154

Total liabilities assumed	$50,908

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

The results of operations of CNB, LaPorte Bancorp and Kosciusko have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the three months ended March 31, 2017 and 2016 as if the CNB, LaPorte Bancorp and Kosciusko acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	Three Months Ended
	March 31	March 31
	2017	2016
Summary of Operations:
Net Interest Income	$25,568	$25,497
Provision for Loan Losses	330	532

Net Interest Income after Provision for Loan Losses	25,238	$24,965
Non-interest Income	7,559	8,473
Non-Interest Expense	21,521	24,908

Income before Income Taxes	11,276	8,530
Income Tax Expense	3,052	2,385

Net Income	8,224	6,145
Net Income Available to Common Shareholders	$8,224	$6,103

Basic Earnings Per Share	$0.37	$0.34
Diluted Earnings Per Share	$0.37	$0.34

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

Bargersville Branch Purchase

On February 3, 2017, Horizon completed the purchase and assumption of certain assets and liabilities of a single branch of First Farmers Bank & Trust Company, in Bargersville, Indiana. Net cash of $10.9 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for loans acquired in the transaction of $3.4 million and a 3.0% premium on deposits. Customer deposit balances were recorded at $14.8 million and a core deposit intangible of $463,000 was recorded in the transaction, which will be amortized over ten years on a straight line basis. There was no goodwill generated in the transaction.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$13,546	$2	$(68)	$13,480
State and municipal	127,108	656	(659)	127,105
Federal agency collateralized mortgage obligations	137,815	241	(1,867)	136,189
Federal agency mortgage-backed pools	196,064	1,194	(3,547)	193,711
Private labeled mortgage-backed pools	1,901	—	(19)	1,882
Corporate notes	1,236	619	—	1,855

Total available for sale investment securities	$477,670	$2,712	$(6,160)	$474,222

Held to maturity
State and municipal	$176,631	$3,317	$(1,948)	$178,000
Federal agency collateralized mortgage obligations	6,297	30	(65)	6,262
Federal agency mortgage-backed pools	15,940	449	(169)	16,220

Total held to maturity investment securities	$198,868	$3,796	$(2,182)	$200,482

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$8,051	$2	$(64)	$7,989
State and municipal	117,327	324	(1,059)	116,592
Federal agency collateralized mortgage obligations	139,040	254	(2,099)	137,195
Federal agency mortgage-backed pools	180,183	251	(3,707)	176,726
Corporate notes	1,238	91	—	1,329

Total available for sale investment securities	$445,839	$922	$(6,929)	$439,831

Held to maturity
U.S. Treasury and federal agencies	$—	$—	$—	$—
State and municipal	165,607	2,700	(2,485)	165,822
Federal agency collateralized mortgage obligations	6,530	31	(71)	6,490
Federal agency mortgage-backed pools	21,057	897	(180)	21,774

Total held to maturity investment securities	$193,194	$3,628	$(2,736)	$194,086

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2017, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2017.

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$8,277	$8,311	$7,455	$7,480
One to five years	40,343	40,404	37,483	37,479
Five to ten years	28,390	28,380	21,112	20,984
After ten years	64,880	65,345	60,566	59,967

	141,890	142,440	126,616	125,910
Federal agency collateralized mortgage obligations	137,815	136,189	139,040	137,195
Federal agency mortgage-backed pools	196,064	193,711	180,183	176,726
Private labeled mortgage-backed pools	1,901	1,882	—	—

Total available for sale investment securities	$477,670	$474,222	$445,839	$439,831

Held to maturity
Within one year	$9,941	$9,941	$—	$—
One to five years	30,869	31,892	24,594	25,271
Five to ten years	86,470	87,885	87,645	88,805
After ten years	49,351	48,282	53,368	51,746

	176,631	178,000	165,607	165,822
Federal agency collateralized mortgage obligations	6,297	6,262	6,530	6,490
Federal agency mortgage-backed pools	15,940	16,220	21,057	21,774

Total held to maturity investment securities	$198,868	$200,482	$193,194	$194,086

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$13,158	$(68)	$—	$—	$13,158	$(68)
State and municipal	107,096	(2,607)	—	—	107,096	(2,607)
Federal agency collateralized mortgage obligations	105,289	(1,700)	9,626	(232)	114,916	(1,932)
Federal agency mortgage-backed pools	162,271	(3,716)	—	—	162,271	(3,716)
Private labeled mortgage-backed pools	1,882	(19)	—	—	1,882	(19)

Total temporarily impaired securities	$389,696	$(8,110)	$9,626	$(232)	$399,323	$(8,342)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and federal agencies	$6,987	$(64)	$—	$—	$6,987	$(64)
State and municipal	142,466	(3,544)	—	—	142,466	(3,544)
Federal agency collateralized mortgage obligations	112,414	(1,918)	10,199	(252)	122,613	(2,170)
Federal agency mortgage-backed pools	163,768	(3,887)	—	—	163,768	(3,887)

Total temporarily impaired securities	$425,635	$(9,413)	$10,199	$(252)	$435,834	$(9,665)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2017	2016
Sales of securities available for sale (Unaudited)
Proceeds	$2,090	$7,297
Gross gains	35	108
Gross losses	—	—

Note 4 – Loans

	March 31 2017	December 31 2016
Commercial
Working capital and equipment	$559,733	$539,403
Real estate, including agriculture	499,009	485,620
Tax exempt	16,399	15,486
Other	31,330	29,447

Total	1,106,471	1,069,956

Real estate
1–4 family	527,994	526,024
Other	5,652	5,850

Total	533,646	531,874

Consumer
Auto	188,601	174,773
Recreation	7,264	5,669
Real estate/home improvement	54,414	53,898
Home equity	147,528	144,508
Unsecured	3,536	3,875
Other	16,133	15,706

Total	417,476	398,429

Mortgage warehouse	89,360	135,727

Total loans	2,146,953	2,135,986
Allowance for loan losses	(15,054)	(14,837)

Loans, net	$2,131,899	$2,121,149

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

March 31, 2017	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$339,341	$813	$951	$341,105
Non owner occupied real estate	475,766	596	2,340	478,702
Residential spec homes	6,437	15	—	6,452
Development & spec land loans	35,395	58	114	35,567
Commercial and industrial	245,702	1,732	425	247,859

Total commercial	1,102,641	3,214	3,830	1,109,685

Residential mortgage	508,645	1,461	3,058	513,164
Residential construction	21,943	43	—	21,986
Mortgage warehouse	89,360	480	—	89,840

Total real estate	619,948	1,984	3,058	624,990

Direct installment	74,195	201	(423)	73,973
Direct installment purchased	99	—	—	99
Indirect installment	166,802	355	182	167,339
Home equity	177,551	691	(930)	177,312

Total consumer	418,647	1,247	(1,171)	418,723

Total loans	2,141,236	6,445	5,717	2,153,398
Allowance for loan losses	(15,054)	—	—	(15,054)

Net loans	$2,126,182	$6,445	$5,717	$2,138,344

December 31, 2016	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$337,548	$899	$1,022	$339,469
Non owner occupied real estate	461,897	624	2,176	464,697
Residential spec homes	5,006	8	(2)	5,012
Development & spec land loans	31,228	56	119	31,403
Commercial and industrial	230,520	1,906	442	232,868

Total commercial	1,066,199	3,493	3,757	1,073,449
Residential mortgage	508,233	1,492	3,030	512,755
Residential construction	20,611	33	—	20,644
Mortgage warehouse	135,727	480	—	136,207

Total real estate	664,571	2,005	3,030	669,606
Direct installment	71,150	199	(385)	70,964
Direct installment purchased	119	—	—	119
Indirect installment	153,204	345	—	153,549
Home equity	175,126	703	(785)	175,044

Total consumer	399,599	1,247	(1,170)	399,676

Total loans	2,130,369	6,745	5,617	2,142,731
Allowance for loan losses	(14,837)	—	—	(14,837)

Net loans	$2,115,532	$6,745	$5,617	$2,127,894

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	March 31 2017 Heartland	March 31 2017 Summit	March 31 2017 Peoples	March 31 2017 Kosciusko	March 31 2017 LaPorte	March 31 2017 Total
Commercial	$724	$4,900	$624	$1,632	$2,401	$10,281
Real estate	433	946	155	447	1,102	3,083
Consumer	—	—	—	—	38	38

Outstanding balance	$1,157	$5,846	$779	$2,079	$3,541	$13,402

Carrying amount, net of allowance of $71						$13,331

	December 31 2016 Heartland	December 31 2016 Summit	December 31 2016 Peoples	December 31 2016 Kosciusko	December 31 2016 LaPorte	December 31 2016 Total
Commercial	$774	$5,245	$692	$1,652	$3,200	$11,563
Real estate	534	967	165	457	1,114	3,237
Consumer	2	—	—	—	41	43

Outstanding balance	$1,310	$6,213	$856	$2,109	$4,355	$14,843

Carrying amount, net of allowance of $0						$14,843

Accretable yield, or income expected to be collected for the three months ended March 31, is as follows:

	Three Months Ended March 31, 2017
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Balance at January 1	$557	$502	$389	$530	$1,479	$3,457
Additions	—	—	—	—	—	—
Accretion	(34)	(93)	(194)	(31)	(81)	(433)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Disposals	(6)	(2)	(1)	—	(110)	(119)

Balance at March 31	$517	$407	$194	$499	$1,288	$2,905

	Three Months Ended March 31, 2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Balance at January 1	$795	$708	$555	$—	$—	$2,058
Additions	—	—	—	—	—	—
Accretion	(36)	(55)	(42)	—	—	(133)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Disposals	(10)	(4)	(30)	—	—	(44)

Balance at March 31	$749	$649	$483	$—	$—	$1,881

During the three months ended March 31, 2017, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $71,000. During the three months ended March 31, 2016, the Company decreased the allowance for loans losses on purchased loans by a recovery to the income statement of $63,000.

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

	Three Months Ended
	March 31
	2017	2016
	(Unaudited)	(Unaudited)
Balance at beginning of the period	$14,837	$14,534
Loans charged-off:
Commercial
Owner occupied real estate	—	147
Non owner occupied real estate	—	299
Residential development	—	—
Development & Spec Land Loans	—	—
Commercial and industrial	—	39

Total commercial	—	485
Real estate
Residential mortgage	51	115
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	51	115
Consumer
Direct Installment	25	58
Direct Installment Purchased	—	—
Indirect Installment	285	276
Home Equity	50	175

Total consumer	360	509

Total loans charged-off	411	1,109

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	—	25
Non owner occupied real estate	22	23
Residential development	2	2
Development & Spec Land Loans	—	—
Commercial and industrial	110	32

Total commercial	134	82
Real estate
Residential mortgage	13	32
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	13	32
Consumer
Direct Installment	17	16
Direct Installment Purchased	—	—
Indirect Installment	113	94
Home Equity	21	55

Total consumer	151	165

Total loan recoveries	298	279

Net loans charged-off (recovered)	113	830

Provision charged to operating expense
Commercial	887	(332)
Real estate	(567)	(592)
Consumer	10	1,456

Total provision charged to operating expense	330	532

Balance at the end of the period	$15,054	$14,236

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

March 31, 2017	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,600	1,697	1,042	4,715	15,054
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$7,600	$1,697	$1,042	$4,715	$15,054

Loans:
Individually evaluated for impairment	$1,379	$—	$—	$—	$1,379
Collectively evaluated for impairment	1,108,306	535,150	89,840	418,723	2,152,019
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,109,685	$535,150	$89,840	$418,723	$2,153,398

December 31, 2016	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$—	$—	$—	$4
Collectively evaluated for impairment	6,575	2,090	1,254	4,914	14,833
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$6,579	$2,090	$1,254	$4,914	$14,837

Loans:
Individually evaluated for impairment	$2,250	$—	$—	$—	$2,250
Collectively evaluated for impairment	1,071,199	533,399	136,207	399,676	2,140,481
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,073,449	$533,399	$136,207	$399,676	$2,142,731

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

March 31, 2017	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$760	$—	$—	$—	$760
Non owner occupied real estate	387	—	—	—	387
Residential development	—	—	—	—	—
Development & Spec Land Loans	112	—	—	—	112
Commercial and industrial	121	150	—	—	271

Total commercial	1,380	150	—	—	1,530

Real estate
Residential mortgage	2,904	—	567	1,356	4,827
Residential construction	—	—	230	—	230
Mortgage warehouse	—	—	—	—	—

Total real estate	2,904	—	797	1,356	5,057

Consumer
Direct Installment	489	—	—	—	489
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	690	69	—	—	759
Home Equity	1,481	26	201	291	1,999

Total Consumer	2,660	95	201	291	3,247

Total	$6,944	$245	$998	$1,647	$9,834

December 31, 2016	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,532	$183	$—	$—	$1,715
Non owner occupied real estate	440	—	—	—	440
Residential development	—	—	—	—	—
Development & Spec Land Loans	118	—	—	—	118
Commercial and industrial	159	—	—	—	159

Total commercial	2,249	183	—	—	2,432

Real estate
Residential mortgage	2,959	—	576	1,254	4,789
Residential construction	—	—	233	—	233
Mortgage warehouse	—	—	—	—	—

Total real estate	2,959	—	809	1,254	5,022

Consumer
Direct Installment	512	—	—	—	512
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	659	49	—	—	708
Home Equity	1,557	9	205	238	2,009

Total Consumer	2,728	58	205	238	3,229

Total	$7,936	$241	$1,014	$1,492	$10,683

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $6.9 million of non-accrual loans and the $998,000 of non-performing TDRs at March 31, 2017 were $2.2 million and $17,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to generally place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Credit Officer and/or the Chief Operations Officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status.

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

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including TDRs, are measured for impairment. Allowable methods for determining the amount of impairment include the three methods described above.

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2017, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2017, the Company had $2.6 million in TDRs and $1.6 million were performing according to the restructured terms and zero TDRs were returned to accrual status during the first three months of 2017. There were zero specific reserves allocated to TDRs at March 31, 2017 based on the discounted cash flows or when appropriate the fair value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending
March 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$759	$759	$—	$1,021	$—
Non owner occupied real estate	387	387	—	393	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	112	112	—	238	—
Commercial and industrial	121	121	—	350	—

Total commercial	1,379	1,379	—	2,002	—

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	—	—	—	—	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	—	—	—	—	—

Total	$1,379	$1,379	$—	$2,002	$—

				Three Months Ending
March 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,089	$1,089	$—	$1,106	$—
Non owner occupied real estate	1,851	1,856	—	2,063	1
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	76	76	—	330	—

Total commercial	3,016	3,021	—	3,499	1

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	2,757	2,767	900	2,767	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	2,757	2,767	900	2,767	—

Total	$5,773	$5,788	$900	$6,266	$1

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

March 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$1,523	$—	$—	$1,523	$337,818	$339,341
Non owner occupied real estate	103	92	—	195	475,571	475,766
Residential development	478	—	—	478	5,959	6,437
Development & Spec Land Loans	85	—	—	85	35,310	35,395
Commercial and industrial	415	—	150	565	245,137	245,702

Total commercial	2,604	92	150	2,846	1,099,795	1,102,641

Real estate
Residential mortgage	1,072	247	—	1,319	507,326	508,645
Residential construction	183	—	—	183	21,760	21,943
Mortgage warehouse	—	—	—	—	89,360	89,360

Total real estate	1,255	247	—	1,502	618,446	619,948

Consumer
Direct Installment	26	2	—	28	74,167	74,195
Direct Installment Purchased	—	—	—	—	99	99
Indirect Installment	707	193	69	969	165,833	166,802
Home Equity	326	40	26	392	177,159	177,551

Total consumer	1,059	235	95	1,389	417,258	418,647

Total	$4,918	$574	$245	$5,737	$2,135,499	$2,141,236

Percentage of total loans	0.23%	0.03%	0.01%	0.27%	99.73%

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$1,068	$—	$183	$1,251	$336,297	$337,548
Non owner occupied real estate	357	—	—	357	461,540	461,897
Residential development	—	—	—	—	5,006	5,006
Development & Spec Land Loans	1	—	—	1	31,227	31,228
Commercial and industrial	982	—	—	982	229,538	230,520

Total commercial	2,408	—	183	2,591	1,063,608	1,066,199

Real estate
Residential mortgage	886	123	—	1,009	507,224	508,233
Residential construction	—	—	—	—	20,611	20,611
Mortgage warehouse	—	—	—	—	135,727	135,727

Total real estate	886	123	—	1,009	663,562	664,571

Consumer
Direct Installment	139	4	—	143	71,007	71,150
Direct Installment Purchased	—	—	—	—	119	119
Indirect Installment	1,339	237	49	1,625	151,579	153,204
Home Equity	912	267	9	1,188	173,938	175,126

Total consumer	2,390	508	58	2,956	396,643	399,599

Total	$5,684	$631	$241	$6,556	$2,123,813	$2,130,369

Percentage of total loans	0.27%	0.03%	0.01%	0.31%	99.69%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$324,596	$4,311	$10,434	$—	$339,341
Non owner occupied real estate	469,602	338	5,826	—	475,766
Residential development	6,437	—	—	—	6,437
Development & Spec Land Loans	35,213	—	182	—	35,395
Commercial and industrial	233,988	4,916	6,798	—	245,702

Total commercial	1,069,836	9,565	23,240	—	1,102,641

Real estate
Residential mortgage	503,818	—	4,827	—	508,645
Residential construction	21,713	—	230	—	21,943
Mortgage warehouse	89,360	—	—	—	89,360

Total real estate	614,891	—	5,057	—	619,948

Consumer
Direct Installment	73,706	—	489	—	74,195
Direct Installment Purchased	99	—	—	—	99
Indirect Installment	166,043	—	759	—	166,802
Home Equity	175,552	—	1,999	—	177,551

Total Consumer	415,400	—	3,247	—	418,647

Total	$2,100,127	$9,565	$31,544	$—	$2,141,236

Percentage of total loans	98.08%	0.45%	1.47%	0.00%

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$322,924	$4,960	$9,664	$—	$337,548
Non owner occupied real estate	455,648	341	5,908	—	461,897
Residential development	5,006	—	—	—	5,006
Development & Spec Land Loans	31,057	—	171	—	31,228
Commercial and industrial	220,424	3,728	6,368	—	230,520

Total commercial	1,035,059	9,029	22,111	—	1,066,199

Real estate
Residential mortgage	503,444	—	4,789	—	508,233
Residential construction	20,378	—	233	—	20,611
Mortgage warehouse	135,727	—	—	—	135,727

Total real estate	659,549	—	5,022	—	664,571

Consumer
Direct Installment	70,638	—	512	—	71,150
Direct Installment Purchased	119	—	—	—	119
Indirect Installment	152,496	—	708	—	153,204
Home Equity	173,117	—	2,009	—	175,126

Total Consumer	396,370	—	3,229	—	399,599

Total	$2,090,978	$9,029	$30,362	$—	$2,130,369

Percentage of total loans	98.15%	0.42%	1.43%	0.00%

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

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

March 31, 2017	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$54,149	$—	$—	$—	$—	$—	$54,149

Securities pledged for Repurchase Agreements
U.S. Treasury and federal agencies	—	—	—	—	—	—	—
Federal agency collateralized mortgage obligations	45,034	—	—	—	—	—	45,034
Federal agency mortgage-backed pools	14,326	—	—	—	—	—	14,326

Total	$59,360	$—	$—	$—	$—	$—	$59,360

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at March 31, 2017 and December 31, 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at March 31, 2017 and December 31, 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2017, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2017, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $137.2 million at March 31, 2017 and $122.4 million at December 31, 2016.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2017, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives March 31, 2017		Liability Derivatives March 31, 2017
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$247
Interest rate contracts	Other Assets	247	Other liabilities	2,732

Total derivatives designated as hedging instruments		247		2,979

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	521	Other liabilities	—

Total derivatives not designated as hedging instruments		521		—

Total derivatives		$768		$2,979

	Asset Derivatives December 31, 2016		Liability Derivatives December 31, 2016
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$6
Interest rate contracts	Other Assets	6	Other liabilities	3,132

Total derivatives designated as hedging instruments		6		3,138

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	602	Other liabilities	22

Total derivatives not designated as hedging instruments		602		22

Total derivatives		$608		$3,160

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statements of income for the three-month periods ending March 31 is as follows:

	Comprehensive Income on Derivative (Effective Portion) Three Months Ended March 31
Derivative in cash flow hedging relationship	2017 (Unaudited)	2016 (Unaudited)
Interest rate contracts	$260	$(365)

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

		Amount of Gain (Loss) Recognized on Derivative Three Months Ended March 31
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2017 (Unaudited)	2016 (Unaudited)
Interest rate contracts	Interest income - loans	$253	$1,478
Interest rate contracts	Interest income - loans	(253)	(1,478)

Total		$—	$—

		Amount of Gain (Loss) Recognized on Derivative Three Months Ended March 31
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2017 (Unaudited)	2016 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$(59)	$2

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Available-for-sale securities
U.S. Treasury and federal agencies	$13,480	$—	$13,480	$—
State and municipal	127,105	—	127,105	—
Federal agency collateralized mortgage obligations	136,189	—	136,189	—
Federal agency mortgage-backed pools	193,711	—	193,711	—
Private labeled mortgage-backed pools	1,882	—	1,882	—
Corporate notes	1,855	—	1,855	—

Total available-for-sale securities	474,222	—	474,222	—

Hedged loans	137,202	—	137,202	—
Forward sale commitments	521	—	521	—
Interest rate swap agreements	(2,485)	—	(2,485)	—
Commitments to originate loans	—	—	—	—

December 31, 2016
Available-for-sale securities
U.S. Treasury and federal agencies	$7,989	$—	$7,989	$—
State and municipal	116,592	—	116,592	—
Federal agency collateralized mortgage obligations	137,195	—	137,195	—
Federal agency mortgage-backed pools	176,726	—	176,726	—
Corporate notes	1,329	—	1,329	—

Total available-for-sale securities	439,831	—	439,831	—

Hedged loans	122,345	—	122,345	—
Forward sale commitments	602	—	602	—
Interest rate swap agreements	(3,138)	—	(3,138)	—
Commitments to originate loans	(22)	—	(22)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended March 31
Non Interest Income Total gains and losses from:	2017 (Unaudited)	2016 (Unaudited)
Hedged loans	$253	$1,478
Fair value interest rate swap agreements	(253)	(1,478)
Derivative loan commitments	(59)	2

	$(59)	$2

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Impaired loans	$1,379	$—	$—	$1,379
Mortgage servicing rights	11,257	—	—	11,257

December 31, 2016
Impaired loans	$2,246	$—	$—	$2,246
Mortgage servicing rights	11,174	—	—	11,174

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $6,000 during the first three months of 2017 and decreased by $1,000 during the first three months of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill.

	Fair Value at	Valuation		Range (Weighted
	March 31, 2017	Technique	Unobservable Inputs	Average)

Impaired loans	$1,379	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	11% - 17% (14%)
Mortgage servicing rights	$11,257	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	11% - 17% (14%), 4% - 8% (5.1%), 1% - 11% (5.0%)

	Fair Value at	Valuation		Range (Weighted
	December 31, 2016	Technique	Unobservable Inputs	Average)

Impaired loans	$2,246	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 16% (13%)
Mortgage servicing rights	$11,174	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 16% (13%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2017 and December 31, 2016. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	March 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$60,280	$60,280	$—	$—
Investment securities, held to maturity	198,868	—	200,482	—
Loans held for sale	1,789	—	—	1,789
Loans excluding loan level hedges, net	1,994,697	—	—	1,954,518
Stock in FHLB and FRB	24,090	—	24,090	—
Interest receivable	12,581	—	12,581	—

Liabilities
Non-interest bearing deposits	$502,400	$502,400	$—	$—
Interest-bearing deposits	1,941,299	—	1,830,685	—
Borrowings	319,993	—	314,512	—
Subordinated debentures	37,516	—	36,263	—
Interest payable	523	—	523	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$70,832	$70,832	$—	$—
Investment securities, held to maturity	193,194	—	194,086	—
Loans held for sale	8,087	—	—	8,087
Loans excluding loan level hedges, net	1,998,804	—	—	1,965,928
Stock in FHLB and FRB	23,932	—	23,932	—
Interest receivable	12,713	—	12,713	—

Liabilities
Non-interest bearing deposits	$496,248	$496,248	$—	$—
Interest-bearing deposits	1,974,962	—	1,839,167	—
Borrowings	267,489	—	261,141	—
Subordinated debentures	37,456	—	36,371	—
Interest payable	472	—	472	—

Note 12 – Accumulated Other Comprehensive Income

	March 31 2017	December 31 2016
	(Unaudited)
Unrealized gain (loss) on securities available for sale	$(3,448)	$(6,007)
Unamortized gain on securities held to maturity, previously transferred from AFS	368	456
Unrealized loss on derivative instruments	(2,732)	(3,132)
Tax effect	2,035	3,039

Total accumulated other comprehensive income (loss)	$(3,777)	$(5,644)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For March 31, 2017, Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (March 31, 2017) and Tier I leverage ratios as set forth in the table below. As of March 31, 2017 and December 31, 2016, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2017 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Horizon and the Bank’s actual and required capital ratios as of March 31, 2017 and December 31, 2016 were as follows:

	Actual		Required For Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017

Total capital[1] (to risk-weighted assets)
Consolidated	$320,710	13.87%	$185,042	8.00%	$199,614	8.63%	N/A	N/A
Bank	320,418	13.87%	$184,771	8.00%	199,322	8.63%	$230,964	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	305,656	13.21%	$138,781	6.00%	153,353	6.63%	N/A	N/A
Bank	305,364	13.22%	$138,578	6.00%	153,129	6.63%	184,771	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	267,193	11.55%	$104,086	4.50%	118,658	5.13%	N/A	N/A
Bank	305,364	13.22%	$103,934	4.50%	118,484	5.13%	150,126	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	305,656	10.09%	$121,213	4.00%	121,213	4.00%	N/A	N/A
Bank	305,364	10.13%	$120,625	4.00%	120,625	4.00%	150,781	5.00%

As of December 31, 2016

Total capital[1] (to risk-weighted assets)
Consolidated	$316,576	13.87%	$182,596	8.00%	$196,976	8.63%	N/A	N/A
Bank	319,013	13.98%	182,541	8.00%	196,916	8.63%	$228,176	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	301,739	13.22%	136,947	6.00%	151,326	6.63%	N/A	N/A
Bank	304,176	13.33%	136,905	6.00%	151,280	6.63%	182,540	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	263,313	11.50%	103,036	4.50%	117,460	5.13%	N/A	N/A
Bank	304,176	13.33%	102,679	4.50%	117,054	5.13%	148,314	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	301,739	10.44%	115,609	4.00%	115,609	4.00%	N/A	N/A
Bank	304,176	9.93%	122,521	4.00%	122,521	4.00%	153,151	5.00%

[1]	As defined by regulatory agencies

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 15 – Future Accounting Matters

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update were adopted on January 1, 2017 and did not have a material impact on the consolidated financial statements.

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

FASB Accounting Standards Updates No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and resulted in a tax benefit of $19,000 for the three months ended March 31, 2017.

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

Note 16 – General Litigation

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

For the Three Months ended March 31, 2017 and 2016

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

Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes and the outflow of deposits;

•	loss of key Horizon personnel;

•	increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;

•	loss of fee income, as new technologies take a greater market share of the payment systems;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the possible impact of whole or partial dismantling of provisions of the Dodd-Frank Act under the administration of President Donald J. Trump;

•	the impact of the Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

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

The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2016 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

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

On February 3, 2017, Horizon completed the purchase and assumption of certain assets and liabilities of a single branch of First Farmers Bank & Trust Company, located in Bargersville, Indiana. Net cash of $11.0 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for loans acquired in the transaction and a premium on deposits assumed in the transaction.

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

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

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

Following are some highlights of Horizon’s financial performance through the first quarter of 2017:

•	Net income for the first quarter of 2017 was $8.2 million or $0.37 diluted earnings per share compared to $5.4 million or $0.30 diluted earnings per share for the first quarter of 2016. The first quarter of 2017 represents an excellent start to the year given that the first quarter is typically a seasonal low revenue point for Horizon.

•	Excluding acquisition-related expenses, gain on sale of investment securities and purchase accounting adjustments, net income for the first quarter of 2017 increased 38.9% to $7.5 million or $0.34 diluted earnings per share compared to $5.4 million or $0.30 diluted earnings per share for the same period of 2016.

•	Return on average assets was 1.07% for the first quarter of 2017 compared to 0.83% for the same period in 2016.

•	Net interest income for the first quarter of 2017 increased $5.8 million, or 29.3%, compared to the same period in 2016.

•	Net interest margin was 3.80% for the first quarter of 2017 compared to 2.92% for the prior quarter and 3.45% for the same period in 2016. The improvement in net interest margin reflects Horizon’s execution on its plan to reduce expensive funding costs, which was accomplished in the fourth quarter of 2016.

•	Net interest margin, excluding the impact of prepayment penalties on borrowings and purchase accounting adjustments (“core net interest margin”), was 3.66% for the first quarter of 2017 compared to 3.45% for the prior quarter and 3.36% for the same period in 2016.

•	Horizon’s tangible book value per share rose to $11.79 at March 31, 2017, compared to $11.48 at December 31, 2016.

•	Commercial loans, excluding acquired commercial loans, increased by an annualized rate of 12.8%, or $33.8 million, during the first quarter of 2017.

•	Consumer loans, excluding acquired consumer loans, increased by an annualized rate of 18.8%, or $18.5 million, during the first quarter of 2017.

•	On February 3, 2017, Horizon completed the purchase and assumption of certain assets and liabilities of a single branch of First Farmers Bank & Trust Company located in Bargersville, Indiana. The acquired office was closed and consolidated into Horizon’s existing Bargersville location.

•	Our Grand Rapids team moved to their new downtown loan production office during February 2017. This office was approved to continue as a full service branch which will take place in the second quarter of 2017.

•	Early in the second quarter, Horizon hired two additional seasoned commercial lenders for our Fort Wayne, Indiana loan production office.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

•	At the beginning of the second quarter of 2017, Michael Lamping, joined Horizon as Central Ohio Market President. A loan production office will be opened in the greater Columbus, Ohio area during the second quarter of 2017 and will focus on commercial business.

•	Horizon received regulatory approval to open a new office in Noblesville, Indiana, which will be open later this year.

•	Horizon, for the first time, hired a corporate general legal counsel in the first quarter. The objective for this position is, in part, to better manage legal costs and to more closely monitor changes in the regulatory and legal landscape.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2016 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2017, Horizon had core deposit intangibles of $9.5 million subject to amortization and $77.6 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2017 was $26.22 per share compared to a book value of $15.68 per common share.

Horizon has concluded that, based on its own internal evaluation, the recorded value of goodwill is not impaired.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

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

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

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

Financial Condition

On March 31, 2017, Horizon’s total assets were $3.2 billion, an increase of approximately $28.5 million compared to December 31, 2016. The increase was primarily in investment securities available for sale of $34.4 million, net loans of $10.8 million and investment securities held to maturity of $5.7 million which were offset by decreases in cash and due from banks of $10.6 million, loans held for sale of $6.3 million and other assets of $6.7 million.

Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$13,546	$13,480	$8,051	$7,989
State and municipal	127,108	127,105	117,327	116,592
Federal agency collateralized mortgage obligations	137,815	136,189	139,040	137,195
Federal agency mortgage-backed pools	196,064	193,711	180,183	176,726
Private labeled mortgage-backed pools	1,901	1,882	—	—
Corporate notes	1,236	1,855	1,238	1,329

Total available for sale investment securities	$477,670	$474,222	$445,839	$439,831

Held to maturity
State and municipal	$176,631	$178,000	$165,607	$165,822
Federal agency collateralized mortgage obligations	6,297	6,262	6,530	6,490
Federal agency mortgage-backed pools	15,940	16,220	21,057	21,774

Total held to maturity investment securities	$198,868	$200,482	$193,194	$194,086

Total investment securities increased by approximately $40.1 million at March 31, 2017 compared to December 31, 2016, primarily due to the investing of cash received from the Bargersville branch purchase and the CNB merger.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

Total loans increased $4.5 million since December 31, 2016 to $2.1 billion as of March 31, 2017. This increase was the result of an increase in commercial loans of $36.5 million, consumer loans of $19.0 million and residential mortgage loans of $1.8 million, offset by a decrease in mortgage warehouse loans of $46.4 million and a decrease in loans held for sale of $6.3 million. The growth markets of Fort Wayne, Grand Rapids, Indianapolis and Kalamazoo contributed total loan growth of $39.7 million during the first quarter of 2017 leading to the increase in commercial loans. Additionally, the consumer loan increase was the result of a new seasoned consumer loan portfolio manager in the third quarter of 2016 and increasing our focus on the management of direct consumer loans.

Total deposits decreased $27.5 million since December 31, 2016 to $2.4 billion as of March 31, 2017. Interest bearing transaction accounts decreased $94.7 million, offset by increases in interest bearing deposit accounts of $27.8 million, time deposits of $33.2 million and non-interest bearing accounts of $6.2 million during the three months ended March 31, 2017.

The Company’s borrowings increased $52.6 million from December 31, 2016 to $357.5 million as of March 31, 2017. At March 31, 2017, the Company had $242.1 million in short-term funds borrowed compared to $189.0 million at December 31, 2016.

Stockholders’ equity totaled $348.6 million at March 31, 2017 compared to $340.9 million at December 31, 2016. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared. At March 31, 2017, the ratio of average stockholders’ equity to average assets was 11.12% compared to 10.59% at December 31, 2016. Book value per common share at March 31, 2017 increased to $15.72 compared to $15.37 at December 31, 2016.

Results of Operations

Overview

Consolidated net income for the three-month period ended March 31, 2017 was $8.2 million compared to $5.3 million for the same period in 2016. Earnings per common share for the three months ended March 31, 2017 were $0.37 basic and diluted, compared to $0.30 basic and diluted for the same three-month period in the previous year. The increase in net income and earnings per share from the previous year reflects an increase in net interest income and non-interest income of $5.8 million and $172,000, respectively, a decrease in provision for loan losses of $202,000, partially offset by increases in non-interest expense of $2.3 million, income tax expense of $1.1 million and the diluted shares outstanding primarily due to the stock issued in the Kosciusko Financial, Inc. and LaPorte Bancorp, Inc. acquisitions. Non-interest expenses increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing expense, outside services and consultants and other expense. Excluding acquisition-related expenses and purchase accounting adjustments, net income for the first quarter of 2017 was $7.5 million or $0.34 diluted earnings per share compared to $5.4 million or $0.30 diluted earnings per share in the same period of 2016.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest-earning assets
Federal funds sold	$3,034	$5	0.67%	$2,424	$1	0.17%
Interest-earning deposits	24,748	69	1.13%	20,810	49	0.95%
Investment securities - taxable	398,871	2,332	2.37%	463,544	2,494	2.16%
Investment securities - non-taxable (1)	270,522	1,637	3.41%	182,275	1,237	3.79%
Loans receivable (2)(3)	2,100,254	24,791	4.79%	1,698,197	19,747	4.69%

Total interest-earning assets (1)	2,797,429	28,834	4.28%	2,367,250	23,528	4.09%

Non-interest-earning assets
Cash and due from banks	40,994			32,925
Allowance for loan losses	(14,937)			(14,508)
Other assets	279,982			214,604

	$3,103,468			$2,600,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,960,337	$1,753	0.36%	$1,534,833	$1,491	0.39%
Borrowings	249,923	937	1.52%	406,679	1,759	1.74%
Subordinated debentures	36,290	576	6.44%	32,813	504	6.18%

Total interest-bearing liabilities	2,246,550	3,266	0.59%	1,974,325	3,754	0.76%

Non-interest-bearing liabilities
Demand deposits	491,154			339,141
Accrued interest payable and other liabilities	20,672			22,521
Stockholders’ equity	345,092			264,284

	$3,103,468			$2,600,271

Net interest income/spread		$25,568	3.69%		$19,774	3.32%

Net interest income as a percent of average interest earning assets (1)			3.80%			3.45%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Net interest income during the three months ended March 31, 2017 was $25.6 million, an increase of $5.8 million from the $19.8 million earned during the same period in 2016. Yields on the Company’s interest-earning assets increased by 19 basis points to 4.28% for the three months ending March 31, 2017 from 4.09% for the three months ended March 31, 2016. Interest income increased $5.3 million from $23.5 million for the three months ended March 31, 2016 to $28.8 million for the same period in 2017. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $1.0 million for the three months ending March 31, 2017 compared to $547,000 for the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

Rates paid on interest-bearing liabilities decreased by 17 basis points for the three-month period ended March 31, 2017 compared to the same period in 2016 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense decreased $488,000 compared to the three-month period ended March 31, 2016 to $3.3 million for the same period in 2017. This decrease was due to lower average balances of borrowings in addition to lower rates paid on interest-bearing deposits and borrowings, partially offset by higher average balances of interest-bearing deposits.

The net interest margin increased 35 basis points from 3.45% for the three-month period ended March 31, 2016 to 3.80% for the same period in 2017. The increase in the margin for the three-month period ended March 31, 2017 compared to the same period in 2016 was due to an increase in the yield on interest-earning assets and a reduction in the cost on interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.66% for the three-month period ending March 31, 2017 compared to 3.36% for the same period in 2016.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended March 31, 2017, a provision of $330,000 was required to adequately fund the ALLL compared to $532,000 for the same period of 2016. Commercial loan net charge-offs during the three-month period ended March 31, 2017 were negative $134,000, residential mortgage loan net charge-offs were $38,000 and consumer loan net charge-offs were $209,000. The decrease in the provision for loan losses in the first quarter of 2017 compared to the same period of 2016 was due to lower net charge-offs, stable delinquency trends and a decrease in non-performing loans. The ALLL balance at March 31, 2017 was $15.1 million or 0.70% of total loans. This compares to an ALLL balance of $14.8 million at December 31, 2016 or 0.69% of total loans. The increase in the ratio at March 31, 2017 compared to December 31, 2016 was due to an increase in ALLL balance of $217,000.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.89% as of March 31, 2017. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.31% as of March 31, 2017. The table below illustrates Horizon’s loan loss reserve ratio composition as of March 31, 2017.

Non-GAAP Allowance for Loan and Lease Loss Detail

As of March 31, 2017

(Dollars in Thousands, Unaudited)

	Horizon Legacy	Heartland	Summit	Peoples	Kosciusko	LaPorte	CNB	Total
Pre-discount loan balance	$1,681,167	$14,698	$51,026	$139,602	$75,151	$189,149	$9,485	$2,160,278

Allowance for loan losses (ALLL)	14,983	71	—	—	—	—	—	15,054
Loan discount	N/A	867	2,431	3,260	994	5,466	307	13,325

ALLL+loan discount	14,983	938	2,431	3,260	994	5,466	307	28,379

Loans, net	$1,666,184	$13,760	$48,595	$136,342	$74,157	$183,683	$9,178	$2,131,899

ALLL/ pre-discount loan balance	0.89%	0.48%	0.00%	0.00%	0.00%	0.00%	0.00%	0.70%
Loan discount/ pre-discount loan balance	N/A	5.90%	4.76%	2.34%	1.32%	2.89%	3.24%	0.62%
ALLL+loan discount/ pre-discount loan balance	0.89%	6.38%	4.76%	2.34%	1.32%	2.89%	3.24%	1.31%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of March 31, 2017.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

Non-performing loans totaled $9.8 million as of March 31, 2017, down from $10.7 million as of December 31, 2016. Compared to December 31, 2016, non-performing commercial loans decreased by $902,000 and non-performing real estate and consumer loans increased by $35,000 and $18,000, respectively.

Other Real Estate Owned (OREO) totaled $3.0 million at March 31, 2017 compared to $3.2 million on December 31, 2016 and $3.8 million on March 31, 2016.

Non-interest Income

The following is a summary of changes in non-interest income (three month table dollar amounts in thousands):

	Three Months Ended
	March 31 2017	March 31 2016	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,400	$1,288	$112	8.7%
Wire transfer fees	150	121	29	24.0%
Interchange fees	1,176	931	245	26.3%
Fiduciary activities	1,922	1,635	287	17.6%
Gain on sale of investment securities	35	108	(73)	-67.6%
Gain on sale of mortgage loans	1,914	2,114	(200)	-9.5%
Mortgage servicing net of impairment	447	447	—	0.0%
Increase in cash surrender value of bank owned life insurance	471	345	126	36.5%
Other income	44	398	(354)	-88.9%

Total non-interest income	$7,559	$7,750	$172	2.2%

Total non-interest income was $172,000 higher in the first quarter of 2017 compared to the same period of 2016. Service charges on deposit accounts increased $112,000, wire transfer fees increased $29,000, interchange fees increased by $245,000, and fiduciary activities increased $287,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the first quarter of 2017 generated $1.9 million of income from the gain on sale of mortgage loans, down $200,000 from the same period in 2016. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $55.2 million in the first quarter of 2016 to $49.9 million in the same period of 2017 which was slightly offset by an increase in the percentage earned on the sale of these loans from 3.83% in the first quarter of 2016 to 3.95% in the same period of 2017. Other income decreased $354,000 in the first quarter of 2017 when compared to the same period of 2016. The Company recognized losses on other real estate owned properties of $148,000 in the first quarter of 2017 compared to gains on other real estate owned properties of $100,000 in the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

Non-interest Expense

The following is a summary of changes in non-interest expense (three month table dollar amounts in thousands):

	Three Months Ended
	March 31 2017	March 31 2016	Amount Change	Percent Change
Non-interest expense
Salaries	$8,506	$6,886	$1,620	23.5%
Commission and bonuses	1,061	1,075	(14)	-1.3%
Employee benefits	2,142	2,104	38	1.8%
Net occupancy expenses	2,452	1,936	516	26.7%
Data processing	1,307	1,105	202	18.3%
Professional fees	613	831	(218)	-26.2%
Outside services and consultants	1,222	1,099	123	11.2%
Loan expense	1,107	1,195	(88)	-7.4%
FDIC deposit insurance	263	405	(142)	-35.1%
Other losses	50	267	(217)	-81.3%
Other expense	2,798	2,367	431	18.2%

Total non-interest expense	$21,521	$19,240	$2,251	11.7%

Total non-interest expense was $2.3 million higher in the first quarter of 2017 compared to the same period of 2016. Salaries increased by $1.6 million due to a larger employee base. Net occupancy expense increased $516,000 due to Horizon’s investment in growth markets and the Kosciusko, LaPorte Bancorp and CNB acquisitions. Data processing expenses increased $202,000, outside services and consultants increased $123,000 and other expense increased $431,000 primarily due to company growth. Professional fee expense decreased $218,000 in the first quarter of 2017 when compared to the same period of 2016 primarily due to one-time expenses related to the Kosciusko and LaPorte Bancorp acquisitions. Other losses decreased by $217,000 in the first quarter of 2017 due to a decrease in debit card fraud-related expense. FDIC insurance expense was $142,000 lower in the first quarter of 2017 when compared to the same period of 2016 as the assessment rate schedule was reduced effective for assessment payments due in the fourth quarter of 2016 and during 2017.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the three months ended March 31, 2017, cash and cash equivalents decreased by approximately $10.6 million. At March 31, 2017, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $304.8 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $453.9 million at December 31, 2016 and $257.5 million at March 31, 2016.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2017. Stockholders’ equity totaled $348.6 million as of March 31, 2017, compared to $340.9 million as of December 31, 2016. For the three months ended March 31, 2017, the ratio of average stockholders’ equity to average assets was 11.12% compared to 10.59% for the three months ended December 31, 2016. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

On February 1, 2016, the Company paid off the $12.5 million in funds received through the Small Business Lending Fund with cash from the holding company, thereby ending its participation in the program, pursuant to which it issued preferred stock to the US Treasury. The funds were paid off due to an increase in the dividend cost that would have gone in effect at the end of February 2016.

Horizon declared common stock dividends in the amount of $0.11 per share during the first three months of 2017 and $0.10 per share for the same period of 2016. The dividend payout ratio (dividends as a percent of basic earnings per share) was 29.7% and 33.6% for the first three months of 2017 and 2016, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2016.

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended
	March 31 2017	December 31 2016	March 31 2016
Net Interest Margin As Reported
Net interest income	$25,568	$20,939	$19,774
Average interest-earning assets	2,797,429	2,932,145	2,367,250
Net interest income as a percent of average interest- earning assets (“Net Interest Margin”)	3.80%	2.92%	3.45%

Impact of Prepayment Penalties on Borrowings
Interest expense from prepayment penalties on borrowings	$—	$4,839	$—

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(1,016)	$(900)	$(547)

Excluding Impact of Prepayment Penalties and Acquisitions
Net interest income	$24,552	$24,878	$19,227
Average interest-earning assets	2,797,429	2,932,145	2,367,250
Core Net Interest Margin	3.66%	3.45%	3.36%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2017 and 2016

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands Except per Share Data)

	Three Months Ended
	March 31
	2017	2016
	(Unaudited)
Non-GAAP Reconciliation of Net Income
Net income as reported	$8,224	$5,381
Merger expenses	—	639
Tax effect	—	(165)

Net income excluding merger expenses	8,224	5,855

Gain on sale of investment securities	(35)	(108)
Tax effect	12	38

Net income excluding gain on sale of investment securities	8,201	5,785

Acquisition-related purchase accounting adjustments (“PAUs”)	(1,016)	(547)
Tax effect	356	191

Net income excluding PAUs	$7,541	$5,429

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.37	$0.30
Merger expenses	—	0.04
Tax effect	—	(0.01)

Diluted earnings per share excluding merger expenses	0.37	0.33

Gain on sale of investment securities	(0.00)	(0.01)
Tax effect	0.00	0.00

Net income excluding gain on sale of investment securities	0.37	0.32

Acquisition-related PAUs	(0.05)	(0.03)
Tax effect	0.02	0.01

Diluted earnings per share excluding PAUs	$0.34	$0.30

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands Except per Share Data)

	March 31 2017	December 31 2016	March 31 2016
	(Unaudited)		(Unaudited)
Total stockholders’ equity	$348,575	$340,855	$261,417
Less: Preferred stock	—	—	—
Less: Intangible assets	87,094	86,307	56,695

Total tangible stockholders’ equity	$261,481	$254,548	$204,722

Common shares outstanding	22,176,465	22,171,596	17,974,970

Tangible book value per common share	$11.79	$11.48	$11.39

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three Months ended March 31, 2017 and 2016

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2016 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2016 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2017, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2017, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months ended March 31, 2017 and 2016

ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10-K for 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number and prices paid for shares deemed to be repurchased during the periods set forth below. Horizon does not have a stock repurchase program. During the three months ended March 31, 2017, Horizon withheld a small number of shares associated with employee share-based incentive programs, and such withholdings are deemed “repurchases” for purposes of this Item.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announce Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2017	—	—	—	—

February 1 - February 28, 2017	—	—	—	—

March 1 - March 31, 2017	1,794	$25.14	—	—

Total	1,794	$25.14	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months ended March 31, 2017 and 2016

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

10.1	Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 27, 2017)

10.2	Performance Share Award Agreement (with restrictions) (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed March 27, 2017)

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: May 9, 2017	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 9, 2017	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 10.1	Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 27, 2017

Exhibit 10.2	Performance Share Award Agreement (with restrictions)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed March 27, 2017

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached