Form 10-Q
period 2017-06-30
HORIZON BANCORP /IN/
filed 2017-08-09
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,214,898 shares of Common Stock, no par value, at August 7, 2017.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	June 30 2017	December 31 2016
	(Unaudited)
Assets
Cash and due from banks	$65,993	$70,832
Investment securities, available for sale	505,051	439,831
Investment securities, held to maturity (fair value of $203,542 and $194,086)	199,474	193,194
Loans held for sale	3,730	8,087
Loans, net of allowance for loan losses of $15,027 and $14,837	2,252,697	2,121,149
Premises and equipment, net	65,358	66,357
Federal Reserve and Federal Home Loan Bank stock	14,945	23,932
Goodwill	77,644	76,941
Other intangible assets	9,082	9,366
Interest receivable	13,316	12,713
Cash value of life insurance	75,006	74,134
Other assets	38,882	44,620

Total assets	$3,321,178	$3,141,156

Liabilities
Deposits
Non-interest bearing	$508,305	$496,248
Interest bearing	1,910,478	1,974,962

Total deposits	2,418,783	2,471,210
Borrowings	485,304	267,489
Subordinated debentures	37,562	37,456
Interest payable	559	472
Other liabilities	21,711	23,674

Total liabilities	2,963,919	2,800,301

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares
Issued 0 and 0 shares	—	—
Common stock, no par value
Authorized 66,000,000 shares(1)
Issued, 22,195,715 and 22,192,530 shares(1)
Outstanding, 22,176,465 and 22,171,596 shares(1)	—	—
Additional paid-in capital	182,552	182,326
Retained earnings	176,123	164,173
Accumulated other comprehensive loss	(1,416)	(5,644)

Total stockholders’ equity	357,259	340,855

Total liabilities and stockholders’ equity	$3,321,178	$3,141,156

(1)	Adjusted for 3:2 stock split on November 14, 2016

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Interest Income
Loans receivable	$26,795	$20,794	$51,586	$40,541
Investment securities
Taxable	2,244	2,661	4,650	5,205
Tax exempt	1,766	1,195	3,403	2,432

Total interest income	30,805	24,650	59,639	48,178

Interest Expense
Deposits	1,721	1,557	3,474	3,048
Borrowed funds	1,338	1,721	2,275	3,480
Subordinated debentures	548	503	1,124	1,007

Total interest expense	3,607	3,781	6,873	7,535

Net Interest Income	27,198	20,869	52,766	40,643
Provision for loan losses	330	232	660	764

Net Interest Income after Provision for Loan Losses	26,868	20,637	52,106	39,879

Non-interest Income
Service charges on deposit accounts	1,566	1,417	2,966	2,705
Wire transfer fees	178	175	328	296
Interchange fees	1,382	978	2,558	1,909
Fiduciary activities	1,943	1,465	3,865	3,100
Gains (losses) on sale of investment securities (includes $(3) and $767 for the three months ended June 30, 2017 and 2016, respectively, and $32 and $875 for the six months ended June 30, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassifications)	(3)	767	32	875
Gain on sale of mortgage loans	2,054	3,529	3,968	5,643
Mortgage servicing income net of impairment	359	500	806	947
Increase in cash value of bank owned life insurance	408	351	872	696
Other income	325	84	376	482

Total non-interest income	8,212	9,266	15,771	16,653

Non-interest Expense
Salaries and employee benefits	12,466	10,317	24,175	20,382
Net occupancy expenses	2,196	1,901	4,648	3,837
Data processing	1,502	1,134	2,809	2,239
Professional fees	535	747	1,148	1,578
Outside services and consultants	1,265	2,198	2,487	3,297
Loan expense	1,250	1,409	2,357	2,604
FDIC insurance expense	243	409	506	814
Other losses	78	136	128	403
Other expense	2,953	2,701	5,751	5,068

Total non-interest expense	22,488	20,952	44,009	40,222

Income Before Income Tax	12,592	8,951	23,868	16,310
Income tax expense (includes $(1) and $268 for the three months ended
June 30, 2017 and 2016, respectively, and $11 and $306 for the six months ended June 30, 2017 and 2016, respectively, related to income tax (benefit) expense from reclassification items)	3,520	2,625	6,572	4,603

Net Income	9,072	6,326	17,296	11,707
Preferred stock dividend	—	—	—	(42)

Net Income Available to Common Shareholders	$9,072	$6,326	$17,296	$11,665

Basic Earnings Per Share	$0.41	$0.35	$0.78	$0.65
Diluted Earnings Per Share	0.41	0.35	0.77	0.64

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$9,072	$6,326	$17,296	$11,707

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	46	(83)	446	(645)
Income tax effect	(16)	29	(156)	226

Changes from derivative instruments	30	(54)	290	(419)

Change in securities:
Unrealized appreciation for the period on AFS securities	3,638	2,691	6,235	8,637
Amortization from transfer of securities from available for sale to held to maturity securities	(58)	(248)	(146)	(477)
Reclassification adjustment for securities (gains) losses realized in income	3	(767)	(32)	(875)
Income tax effect	(1,252)	(727)	(2,119)	(2,550)

Unrealized gains on securities	2,331	949	3,938	4,735

Other Comprehensive Income, Net of Tax	2,361	895	4,228	4,316

Comprehensive Income	$11,433	$7,221	$21,524	$16,023

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2017	$—	$182,326	$164,173	$(5,644)	$340,855
Net income			17,296		17,296
Other comprehensive income, net of tax				4,228	4,228
Amortization of unearned compensation		34			34
Exercise of stock options		34			34
Stock option expense		158			158
Cash dividends on common stock ($0.24 per share)			(5,346)		(5,346)

Balances, June 30, 2017	$—	$182,552	$176,123	$(1,416)	$357,259

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2017	2016
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$17,296	$11,707
Items not requiring (providing) cash
Provision for loan losses	660	764
Depreciation and amortization	2,820	2,463
Share based compensation	158	170
Mortgage servicing rights net impairment	23	840
Premium amortization on securities available for sale, net	2,945	2,673
Gain on sale of investment securities	(32)	(875)
Gain on sale of mortgage loans	(3,968)	(5,643)
Proceeds from sales of loans	113,382	144,197
Loans originated for sale	(107,473)	(138,452)
Change in cash value of life insurance	(872)	(695)
Gain (Loss) on sale of other real estate owned	83	118
Net change in
Interest receivable	(584)	(355)
Interest payable	81	399
Other assets	3,714	(5,624)
Other liabilities	(1,794)	316

Net cash provided by operating activities	26,439	12,003

Investing Activities
Purchases of securities available for sale	(97,482)	(50,143)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	44,223	65,523
Purchases of securities held to maturity	(19,948)	(17,960)
Proceeds from maturities of securities held to maturity	4,853	12,934
Change in Federal Reserve and FHLB stock	8,987	(2,231)
Net change in loans	(128,271)	(88,250)
Proceeds on the sale of OREO and repossessed assets	1,057	1,253
Change in premises and equipment, net	(1,052)	(683)
Acquisition of Kosciusko, net of cash received	—	30,437
Acquisition of branch, net of cash received	11,000	—

Net cash used in investing activities	(176,633)	(49,120)

Financing Activities
Net change in
Deposits	(67,254)	78,622
Borrowings	217,921	35,310
Redemption of preferred stock	—	(12,500)
Proceeds from issuance of stock	34	—
Dividends paid on common shares	(5,346)	(3,699)
Dividends paid on preferred shares	—	(42)

Net cash provided by financing activities	145,355	97,691

Net Change in Cash and Cash Equivalents	(4,839)	60,574
Cash and Cash Equivalents, Beginning of Period	70,832	48,650

Cash and Cash Equivalents, End of Period	$65,993	$109,224

Additional Supplemental Information
Interest paid	$6,786	$7,081
Income taxes paid	6,350	4,750
Transfer of loans to other real estate owned	1,416	1,971
Acquisition of LaPorte, measurement period adjustments	703	—
The Company purchased all of the capital stock of Kosciusko for $22,983 on June 1, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	155,873
Less: common stock issued	—	14,470
Cash paid for the capital stock	—	8,513
Liabilities assumed	—	132,890

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2017 and June 30, 2016 are not necessarily indicative of the operating results for the full year of 2017 or 2016. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows computation of basic and diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$9,072	$6,326	$17,296	$11,707
Less: Preferred stock dividends	—	—	—	42

Net income available to common shareholders	$9,072	$6,326	$17,296	$11,665
Weighted average common shares outstanding(1)	22,176,465	18,268,880	22,175,998	18,096,503
Basic earnings per share	$0.41	$0.35	$0.78	$0.65

Diluted earnings per share
Net income available to common shareholders	$9,072	$6,326	$17,296	$11,665
Weighted average common shares outstanding(1)	22,176,465	18,268,880	22,175,998	18,096,503
Effect of dilutive securities:
Restricted stock	30,091	31,082	33,205	31,575
Stock options	115,834	64,206	115,317	62,465

Weighted average shares outstanding	22,322,390	18,364,167	22,324,520	18,190,542
Diluted earnings per share	$0.41	$0.35	$0.77	$0.64

(1)	Adjusted for 3:2 stock split on November 14, 2016

There were zero shares for the three and six months ended June 30, 2017 and 2016 which were not included in the computation of diluted earnings per share because they were non-dilutive.

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

ASSETS		LIABILITIES
Cash and due from banks	$154,849	Deposits
Investment securities, available for sale	23,779	Non-interest bearing	$66,733
		NOW accounts	99,346
Commercial	153,750	Savings and money market	117,688
Residential mortgage	42,603	Certificates of deposits	87,605

Consumer	16,801	Total deposits	371,372
Mortgage Warehousing	99,752
Total loans	312,906
		Borrowings	64,793
Premises and equipment, net	6,022	Interest payable	178
FHLB stock	4,029	Subordinated debt	4,504
Goodwill	20,993	Other liabilities	10,056
Core deposit intangible	2,514
Interest receivable	844
Cash value of life insurance	15,267
Other assets	8,334
Total assets purchased	$549,537	Total liabilities assumed	$450,903

Common shares issued	$60,306
Cash paid	38,328
Total estimated purchase price	$98,634

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

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Goodwill was increased by $703,000 during the six months ended June 30, 2017 due to measurement period adjustments.

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

The results of operations of CNB, LaPorte Bancorp and Kosciusko have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the three and six months ended June 30, 2017 and 2016 as if the CNB, LaPorte Bancorp and Kosciusko acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	June 30	June 30	June 30	June 30
	2017	2016	2017	2016
Summary of Operations:
Net Interest Income	$27,198	$25,876	$52,766	$51,373
Provision for Loan Losses	330	232	660	764
Net Interest Income after Provision for Loan Losses	26,868	$25,644	52,106	50,609
Non-interest Income	8,212	13,020	15,771	21,493
Non-Interest Expense	22,488	27,067	44,009	51,975
Income before Income Taxes	12,592	11,597	23,868	20,127
Income Tax Expense	3,520	1,028	6,572	3,413
Net Income	9,072	10,569	17,296	16,714
Net Income Available to Common Shareholders	$9,072	$10,569	$17,296	$16,672

Basic Earnings Per Share	$0.41	$0.58	$0.78	$0.92
Diluted Earnings Per Share	$0.41	$0.58	$0.77	$0.92

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$20,020	$4	$(58)	$19,966
State and municipal	136,539	2,454	(507)	138,486
Federal agency collateralized mortgage obligations	133,038	213	(1,337)	131,914
Federal agency mortgage-backed pools	212,154	509	(1,782)	210,881
Private labeled mortgage-backed pools	1,871	—	(3)	1,868
Corporate notes	1,233	703	—	1,936

Total available for sale investment securities	$504,855	$3,883	$(3,687)	$505,051

Held to maturity
State and municipal	$177,781	$4,683	$(930)	$181,534
Federal agency collateralized mortgage obligations	6,102	39	(27)	6,114
Federal agency mortgage-backed pools	15,591	364	(61)	15,894

Total held to maturity investment securities	$199,474	$5,086	$(1,018)	$203,542

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$8,051	$2	$(64)	$7,989
State and municipal	117,327	324	(1,059)	116,592
Federal agency collateralized mortgage obligations	139,040	254	(2,099)	137,195
Federal agency mortgage-backed pools	180,183	251	(3,707)	176,726
Corporate notes	1,238	91	—	1,329

Total available for sale investment securities	$445,839	$922	$(6,929)	$439,831

Held to maturity
State and municipal	$165,607	$2,700	$(2,485)	$165,822
Federal agency collateralized mortgage obligations	6,530	31	(71)	6,490
Federal agency mortgage-backed pools	21,057	897	(180)	21,774

Total held to maturity investment securities	$193,194	$3,628	$(2,736)	$194,086

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2017, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2017.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$9,773	$9,787	$7,455	$7,480
One to five years	48,118	48,199	37,483	37,479
Five to ten years	33,409	33,891	21,112	20,984
After ten years	66,492	68,511	60,566	59,967

	157,792	160,388	126,616	125,910
Federal agency collateralized mortgage obligations	133,038	131,914	139,040	137,195
Federal agency mortgage-backed pools	212,154	210,881	180,183	176,726
Private labeled mortgage-backed pools	1,871	1,868	—	—

Total available for sale investment securities	$504,855	$505,051	$445,839	$439,831

Held to maturity
Within one year	$7,383	$7,366	$—	$—
One to five years	32,290	33,413	24,594	25,271
Five to ten years	85,899	88,391	87,645	88,805
After ten years	52,209	52,364	53,368	51,746

	177,781	181,534	165,607	165,822
Federal agency collateralized mortgage obligations	6,102	6,114	6,530	6,490
Federal agency mortgage-backed pools	15,591	15,894	21,057	21,774

Total held to maturity investment securities	$199,474	$203,542	$193,194	$194,086

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$13,846	$(58)	$—	$—	$13,846	$(58)
State and municipal	59,252	(1,266)	5,673	(171)	64,925	(1,437)
Federal agency collateralized mortgage obligations	79,153	(889)	25,382	(475)	104,535	(1,364)
Federal agency mortgage-backed pools	144,288	(1,760)	4,262	(83)	148,550	(1,843)
Private labeled mortgage-backed pools	1,869	(3)	—	—	1,869	(3)

Total temporarily impaired securities	$298,408	$(3,976)	$35,317	$(729)	$333,725	$(4,705)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$6,987	$(64)	$—	$—	$6,987	$(64)
State and municipal	142,466	(3,544)	—	—	142,466	(3,544)
Federal agency collateralized mortgage obligations	112,414	(1,918)	10,199	(252)	122,613	(2,170)
Federal agency mortgage-backed pools	163,768	(3,887)	—	—	163,768	(3,887)

Total temporarily impaired securities	$425,635	$(9,413)	$10,199	$(252)	$435,834	$(9,665)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Sales of securities available for sale (Unaudited)
Proceeds	$3,013	$17,536	$5,103	$25,077
Gross gains	110	952	145	1,060
Gross losses	(113)	(185)	(113)	(185)

Note 4 – Loans

	June 30	December 31
	2017	2016
Commercial
Working capital and equipment	$579,288	$539,403
Real estate, including agriculture	511,991	485,620
Tax exempt	18,094	15,486
Other	34,388	29,447

Total	1,143,761	1,069,956
Real estate
1–4 family	543,847	526,024
Other	6,150	5,850

Total	549,997	531,874
Consumer
Auto	210,093	174,773
Recreation	7,597	5,669
Real estate/home improvement	56,950	53,898
Home equity	153,323	144,508
Unsecured	3,610	3,875
Other	18,636	15,706

Total	450,209	398,429
Mortgage warehouse	123,757	135,727

Total loans	2,267,724	2,135,986
Allowance for loan losses	(15,027)	(14,837)

Loans, net	$2,252,697	$2,121,149

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

Mortgage Warehousing

Horizon’s mortgage warehouse lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with a pledge of collateral under Horizon’s agreement with the mortgage company. Each mortgage loan funded by Horizon undergoes an underwriting review by Horizon to the end investor guidelines and is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company reacquires the loan under its option within the agreement. Due to the reacquire feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with a pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company, the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold, and no costs are deferred due to the term between each loan funding and related payoff, which is typically less than 30 days.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

June 30, 2017	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$341,192	$925	$942	$343,059
Non owner occupied real estate	489,978	594	2,271	492,843
Residential spec homes	3,454	7	—	3,461
Development & spec land loans	38,139	70	98	38,307
Commercial and industrial	267,214	1,943	473	269,630

Total commercial	1,139,977	3,539	3,784	1,147,300
Residential mortgage	529,632	1,546	2,942	534,120
Residential construction	17,423	31	—	17,454
Mortgage warehouse	123,757	480	—	124,237

Total real estate	670,812	2,057	2,942	675,811
Direct installment	80,972	205	(503)	80,674
Direct installment purchased	94	—	—	94
Indirect installment	186,837	373	177	187,387
Home equity	183,741	713	(1,109)	183,345

Total consumer	451,644	1,291	(1,435)	451,500

Total loans	2,262,433	6,887	5,291	2,274,611
Allowance for loan losses	(15,027)	—	—	(15,027)

Net loans	$2,247,406	$6,887	$5,291	$2,259,584

December 31, 2016	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$337,548	$899	$1,022	$339,469
Non owner occupied real estate	461,897	624	2,176	464,697
Residential spec homes	5,006	8	(2)	5,012
Development & spec land loans	31,228	56	119	31,403
Commercial and industrial	230,520	1,906	442	232,868

Total commercial	1,066,199	3,493	3,757	1,073,449
Residential mortgage	508,233	1,492	3,030	512,755
Residential construction	20,611	33	—	20,644
Mortgage warehouse	135,727	480	—	136,207

Total real estate	664,571	2,005	3,030	669,606
Direct installment	71,150	199	(385)	70,964
Direct installment purchased	119	—	—	119
Indirect installment	153,204	345	—	153,549
Home equity	175,126	703	(785)	175,044

Total consumer	399,599	1,247	(1,170)	399,676

Total loans	2,130,369	6,745	5,617	2,142,731
Allowance for loan losses	(14,837)	—	—	(14,837)

Net loans	$2,115,532	$6,745	$5,617	$2,127,894

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	June 30 2017 Heartland	June 30 2017 Summit	June 30 2017 Peoples	June 30 2017 Kosciusko	June 30 2017 LaPorte	June 30 2017 Total
Commercial	$658	$4,814	$607	$1,505	$1,128	$8,712
Real estate	260	927	146	425	1,031	2,789
Consumer	—	—	—	—	36	36

Outstanding balance	$918	$5,741	$753	$1,930	$2,195	$11,537

Carrying amount, net of allowance of $71						$11,466

	December 31 2016 Heartland	December 31 2016 Summit	December 31 2016 Peoples	December 31 2016 Kosciusko	December 31 2016 LaPorte	December 31 2016 Total
Commercial	$774	$5,245	$692	$1,652	$3,200	$11,563
Real estate	534	967	165	457	1,114	3,237
Consumer	2	—	—	—	41	43

Outstanding balance	$1,310	$6,213	$856	$2,109	$4,355	$14,843

Carrying amount, net of allowance of $0						$14,843

Accretable yield, or income expected to be collected for the six months ended June 30, is as follows:

	Six Months Ended June 30, 2017
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Balance at January 1	$557	$502	$389	$530	$1,479	$3,457
Additions	—	—	—	—	—	—
Accretion	(67)	(182)	(388)	(58)	(150)	(845)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Disposals	(6)	(2)	(1)	(18)	(153)	(180)

Balance at June 30	$484	$318	$—	$454	$1,176	$2,432

	Six Months Ended June 30, 2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Balance at January 1	$795	$708	$555	$—	$—	$2,058
Additions	—	—	—	950	—	950
Accretion	(89)	(103)	(69)	—	—	(261)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Disposals	(24)	(4)	(58)	—	—	(86)

Balance at June 30	$682	$601	$428	$950	$—	$2,661

During the six months ended June 30, 2017 and 2016, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $71,000 and $0, respectively.

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

	Three Months Ended June 30		Six Months Ended June 30
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Balance at beginning of the period	$15,054	$14,236	$14,837	$14,534
Loans charged-off:
Commercial
Owner occupied real estate	—	31	—	178
Non owner occupied real estate	—	173	—	472
Residential development	—	—	—	—
Development & Spec Land Loans	1	—	1	—
Commercial and industrial	41	—	41	39

Total commercial	42	204	42	689
Real estate
Residential mortgage	1	—	52	115
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	1	—	52	115
Consumer
Direct Installment	222	46	247	104
Direct Installment Purchased	—	—	—	—
Indirect Installment	323	279	608	555
Home Equity	21	64	71	239

Total consumer	566	389	926	898

Total loans charged-off	609	593	1,020	1,702
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	1	4	1	29
Non owner occupied real estate	3	31	25	54
Residential development	2	2	4	4
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	12	63	122	95

Total commercial	18	100	152	182
Real estate
Residential mortgage	9	31	22	63
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	9	31	22	63
Consumer
Direct Installment	34	28	51	44
Direct Installment Purchased	—	—	—	—
Indirect Installment	152	146	265	240
Home Equity	39	46	60	101

Total consumer	225	220	376	385

Total loan recoveries	252	351	550	630

Net loans charged-off (recovered)	357	242	470	1,072

Provision charged to operating expense
Commercial	41	(305)	928	(639)
Real estate	93	343	(474)	(249)
Consumer	196	194	206	1,652

Total provision charged to operating expense	330	232	660	764

Balance at the end of the period	$15,027	$14,226	$15,027	$14,226

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

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down or specific allocation of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due. Pursuant to such guidelines, the Company also charges-off unsecured open-end loans when the loan is contractually 90 days past due, and charges down to the net realizable value other secured loans when they are contractually 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection in full will occur regardless of delinquency status, are not charged off.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

June 30, 2017	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,617	1,750	1,090	4,570	15,027
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$7,617	$1,750	$1,090	$4,570	$15,027

Loans:
Individually evaluated for impairment	$3,640	$—	$—	$—	$3,640
Collectively evaluated for impairment	1,143,660	551,574	124,237	451,500	2,270,971
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,147,300	$551,574	$124,237	$451,500	$2,274,611

December 31, 2016	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$—	$—	$—	$4
Collectively evaluated for impairment	6,575	2,090	1,254	4,914	14,833
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$6,579	$2,090	$1,254	$4,914	$14,837

Loans:
Individually evaluated for impairment	$2,250	$—	$—	$—	$2,250
Collectively evaluated for impairment	1,071,199	533,399	136,207	399,676	2,140,481
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,073,449	$533,399	$136,207	$399,676	$2,142,731

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

June 30, 2017	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$746	$—	$—	$—	$746
Non owner occupied real estate	467	—	—	—	467
Residential development	—	—	—	—	—
Development & Spec Land Loans	107	—	—	—	107
Commercial and industrial	1,474	—	—	—	1,474

Total commercial	2,794	—	—	—	2,794
Real estate
Residential mortgage	3,176	—	471	1,412	5,059
Residential construction	—	—	—	226	226
Mortgage warehouse	—	—	—	—	—

Total real estate	3,176	—	471	1,638	5,285
Consumer
Direct Installment	495	—	—	—	495
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	957	73	—	—	1,030
Home Equity	1,389	87	197	286	1,959

Total Consumer	2,841	160	197	286	3,484

Total	$8,811	$160	$668	$1,924	$11,563

December 31, 2016	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,532	$183	$—	$—	$1,715
Non owner occupied real estate	440	—	—	—	440
Residential development	—	—	—	—	—
Development & Spec Land Loans	118	—	—	—	118
Commercial and industrial	159	—	—	—	159

Total commercial	2,249	183	—	—	2,432
Real estate
Residential mortgage	2,959	—	576	1,254	4,789
Residential construction	—	—	233	—	233
Mortgage warehouse	—	—	—	—	—

Total real estate	2,959	—	809	1,254	5,022
Consumer
Direct Installment	512	—	—	—	512
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	659	49	—	—	708
Home Equity	1,557	9	205	238	2,009

Total Consumer	2,728	58	205	238	3,229

Total	$7,936	$241	$1,014	$1,492	$10,683

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $8.8 million of non-accrual loans and the $668,000 of non-performing TDRs at June 30, 2017 were $3.9 million and $17,000, respectively, of loans acquired for which accretable yield was recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2017, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2017, the Company had $2.6 million in TDRs and $1.9 million were performing according to the restructured terms and $301,000 in TDRs were returned to accrual status during the first six months of 2017. There were zero specific reserves allocated to TDRs at June 30, 2017 based on the discounted cash flows or when appropriate the fair value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Six Months Ending
June 30, 2017	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,591	$1,592	$—	$1,538	$22	$1,233	$22
Non owner occupied real estate	467	467	—	471	2	432	2
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	107	107	—	230	—	234	—
Commercial and industrial	1,474	1,474	—	1,023	16	619	16

Total commercial	3,639	3,640	—	3,262	40	2,518	40
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non owner occupied real estate	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	—	—	—	—	—	—	—

Total	$3,639	$3,640	$—	$3,262	$40	$2,518	$40

				Three Months Ending		Six Months Ending
June 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/ Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,054	$1,054	$—	$1,062	$—	$1,079	$—
Non owner occupied real estate	476	480	—	600	1	1,331	2
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	71	71	—	320	—	325	—

Total commercial	1,601	1,605	—	1,982	1	2,735	2
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non owner occupied real estate	2,729	2,739	500	2,747	—	2,757	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	2,729	2,739	500	2,747	—	2,757	—

Total	$4,330	$4,344	$500	$4,729	$1	$5,492	$2

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

	30 - 59 Days	60 - 89 Days	90 Days or		Loans Not Past
June 30, 2017	Past Due	Past Due	Greater Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$1,254	$130	$—	$1,384	$339,808	$341,192
Non owner occupied real estate	20	—	—	20	489,958	489,978
Residential development	—	—	—	—	3,454	3,454
Development & Spec Land Loans	—	—	—	—	38,139	38,139
Commercial and industrial	28	276	—	304	266,910	267,214

Total commercial	1,302	406	—	1,708	1,138,269	1,139,977
Real estate
Residential mortgage	1,043	—	—	1,043	528,589	529,632
Residential construction	—	—	—	—	17,423	17,423
Mortgage warehouse	—	—	—	—	123,757	123,757

Total real estate	1,043	—	—	1,043	669,769	670,812
Consumer
Direct Installment	127	46	—	173	80,799	80,972
Direct Installment Purchased	—	—	—	—	94	94
Indirect Installment	790	115	73	978	185,859	186,837
Home Equity	555	171	87	813	182,928	183,741
Total consumer	1,472	332	160	1,964	449,680	451,644

Total	$3,817	$738	$160	$4,715	$2,257,718	$2,262,433

Percentage of total loans	0.17%	0.03%	0.01%	0.21%	99.79%

	30 - 59 Days	60 - 89 Days	90 Days or		Loans Not Past
December 31, 2016	Past Due	Past Due	Greater Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$1,068	$—	$183	$1,251	$336,297	$337,548
Non owner occupied real estate	357	—	—	357	461,540	461,897
Residential development	—	—	—	—	5,006	5,006
Development & Spec Land Loans	1	—	—	1	31,227	31,228
Commercial and industrial	982	—	—	982	229,538	230,520

Total commercial	2,408	—	183	2,591	1,063,608	1,066,199
Real estate
Residential mortgage	886	123	—	1,009	507,224	508,233
Residential construction	—	—	—	—	20,611	20,611
Mortgage warehouse	—	—	—	—	135,727	135,727

Total real estate	886	123	—	1,009	663,562	664,571
Consumer
Direct Installment	139	4	—	143	71,007	71,150
Direct Installment Purchased	—	—	—	—	119	119
Indirect Installment	1,339	237	49	1,625	151,579	153,204
Home Equity	912	267	9	1,188	173,938	175,126

Total consumer	2,390	508	58	2,956	396,643	399,599

Total	$5,684	$631	$241	$6,556	$2,123,813	$2,130,369

Percentage of total loans	0.27%	0.03%	0.01%	0.31%	99.69%

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

•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective markets (ranging from $1,000,000 to $3,500,000) are validated by the Loan Committee, which is chaired by the Chief Credit Officer (CCO).

•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the CCO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCO, however, lenders must present their factual information to either the Loan Committee or the CCO when recommending an upgrade.

•	The CCO, or his designee, meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•	Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$329,160	$1,503	$10,529	$—	$341,192
Non owner occupied real estate	484,025	450	5,503	—	489,978
Residential development	3,454	—	—	—	3,454
Development & Spec Land Loans	37,884	—	255	—	38,139
Commercial and industrial	253,670	3,730	9,814	—	267,214

Total commercial	1,108,193	5,683	26,101	—	1,139,977
Real estate
Residential mortgage	524,573	—	5,059	—	529,632
Residential construction	17,197	—	226	—	17,423
Mortgage warehouse	123,757	—	—	—	123,757

Total real estate	665,527	—	5,285	—	670,812
Consumer
Direct Installment	80,477	—	495	—	80,972
Direct Installment Purchased	94	—	—	—	94
Indirect Installment	185,807	—	1,030	—	186,837
Home Equity	181,782	—	1,959	—	183,741

Total Consumer	448,160	—	3,484	—	451,644

Total	$2,221,880	$5,683	$34,870	$—	$2,262,433

Percentage of total loans	98.21%	0.25%	1.54%	0.00%

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$322,924	$4,960	$9,664	$—	$337,548
Non owner occupied real estate	455,648	341	5,908	—	461,897
Residential development	5,006	—	—	—	5,006
Development & Spec Land Loans	31,057	—	171	—	31,228
Commercial and industrial	220,424	3,728	6,368	—	230,520

Total commercial	1,035,059	9,029	22,111	—	1,066,199
Real estate
Residential mortgage	503,444	—	4,789	—	508,233
Residential construction	20,378	—	233	—	20,611
Mortgage warehouse	135,727	—	—	—	135,727

Total real estate	659,549	—	5,022	—	664,571
Consumer
Direct Installment	70,638	—	512	—	71,150
Direct Installment Purchased	119	—	—	—	119
Indirect Installment	152,496	—	708	—	153,204
Home Equity	173,117	—	2,009	—	175,126

Total Consumer	396,370	—	3,229	—	399,599

Total	$2,090,978	$9,029	$30,362	$—	$2,130,369

Percentage of total loans	98.15%	0.42%	1.43%	0.00%

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

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

June 30, 2017	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$53,484	$—	$—	$—	$—	$—	$53,484

Securities pledged for Repurchase Agreements
U.S. Treasury and federal agencies	—	—	—	—	—	—	—
Federal agency collateralized mortgage obligations	43,106	—	—	—	—	—	43,106
Federal agency mortgage-backed pools	13,845	—	—	—	—	—	13,845

Total	$56,951	$—	$—	$—	$—	$—	$56,951

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at June 30, 2017 and December 31, 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at June 30, 2017 and December 31, 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2017, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2017, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $149.7 million at June 30, 2017 and $122.4 million at December 31, 2016.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2017, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives June 30, 2017		Liability Derivatives June 30, 2017
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$433
Interest rate contracts	Other Assets	433	Other liabilities	2,686

Total derivatives designated as hedging instruments		433		3,119

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	389	Other liabilities	22

Total derivatives not designated as hedging instruments		389		22

Total derivatives		$822		$3,141

	Asset Derivatives December 31, 2016		Liability Derivatives December 31, 2016
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$6
Interest rate contracts	Other Assets	6	Other liabilities	3,132

Total derivatives designated as hedging instruments		6		3,138

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	602	Other liabilities	22

Total derivatives not designated as hedging instruments		602		22

Total derivatives		$608		$3,160

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statements of income for the three- month and six-month periods ending June 30 is as follows:

	Comprehensive Income on Derivative (Effective Portion)		Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30
Derivative in cash flow hedging relationship	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Interest rate contracts	$30	$(54)	$290	$(419)

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

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative in fair value hedging relationship	Location of gain (loss) recognized on derivative	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Interest rate contracts	Interest income - loans	$679	$1,110	$426	$3,611
Interest rate contracts	Interest income - loans	(679)	(1,110)	(426)	(3,611)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended June 30		Six Months Ended June 30
Derivative not designated as hedging relationship	Location of gain (loss) recognized on derivative	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Mortgage contracts	Other income - gain on sale of loans	$(153)	$468	$(212)	$471

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Available-for-sale securities
U.S. Treasury and federal agencies	$19,966	$—	$19,966	$—
State and municipal	138,486	—	138,486	—
Federal agency collateralized mortgage obligations	131,914	—	131,914	—
Federal agency mortgage-backed pools	210,881	—	210,881	—
Private labeled mortgage-backed pools	1,868	—	1,868	—
Corporate notes	1,936	—	1,936	—

Total available-for-sale securities	505,051	—	505,051	—
Hedged loans	149,676	—	149,676	—
Forward sale commitments	389	—	389	—
Interest rate swap agreements	(3,119)	—	(3,119)	—
Commitments to originate loans	(22)	—	(22)	—
December 31, 2016
Available-for-sale securities
U.S. Treasury and federal agencies	$7,989	$—	$7,989	$—
State and municipal	116,592	—	116,592	—
Federal agency collateralized mortgage obligations	137,195	—	137,195	—
Federal agency mortgage-backed pools	176,726	—	176,726	—
Corporate notes	1,329	—	1,329	—

Total available-for-sale securities	439,831	—	439,831	—
Hedged loans	122,345	—	122,345	—
Forward sale commitments	602	—	602	—
Interest rate swap agreements	(3,138)	—	(3,138)	—
Commitments to originate loans	(22)	—	(22)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
Non Interest Income Total gains and losses from:	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Hedged loans	$679	$1,110	$426	$3,611
Fair value interest rate swap agreements	(679)	(1,110)	(426)	(3,611)
Derivative loan commitments	(153)	468	(212)	471

	$(153)	$468	$(212)	$471

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Impaired loans	$3,639	$—	$—	$3,639
Mortgage servicing rights	11,336	—	—	11,336
December 31, 2016
Impaired loans	$2,246	$—	$—	$2,246
Mortgage servicing rights	11,174	—	—	11,174

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $23,000 during the first six months of 2017 and decreased by $46,000 during the first six months of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring Level 3 fair value measurements, other than goodwill.

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$3,639	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	11% - 17% (14%)
Mortgage servicing rights	$11,336	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	11% - 17% (14%), 4% - 8% (5.1%), 1% - 11% (5.0%)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$2,246	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 16% (13%)
Mortgage servicing rights	$11,174	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 16% (13%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2017 and December 31, 2016. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	June 30, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$65,993	$65,993	$—	$—
Investment securities, held to maturity	199,474	—	203,542	—
Loans held for sale	3,730	—	—	3,730
Loans excluding loan level hedges, net	2,103,021	—	—	2,058,278
Stock in FHLB and FRB	14,945	—	14,945	—
Interest receivable	13,316	—	13,316	—
Liabilities
Non-interest bearing deposits	$508,305	$508,305	$—	$—
Interest-bearing deposits	1,910,478	—	1,823,434	—
Borrowings	485,304	—	481,796	—
Subordinated debentures	37,562	—	36,177	—
Interest payable	559	—	559	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$70,832	$70,832	$—	$—
Investment securities, held to maturity	193,194	—	194,086	—
Loans held for sale	8,087	—	—	8,087
Loans excluding loan level hedges, net	1,998,804	—	—	1,965,928
Stock in FHLB and FRB	23,932	—	23,932	—
Interest receivable	12,713	—	12,713	—
Liabilities
Non-interest bearing deposits	$496,248	$496,248	$—	$—
Interest-bearing deposits	1,974,962	—	1,839,167	—
Borrowings	267,489	—	261,141	—
Subordinated debentures	37,456	—	36,371	—
Interest payable	472	—	472	—

Note 12 – Accumulated Other Comprehensive Income

	June 30 2017	December 31 2016
	(Unaudited)
Unrealized gain (loss) on securities available for sale	$196	$(6,007)
Unamortized gain on securities held to maturity, previously transferred from AFS	311	456
Unrealized loss on derivative instruments	(2,686)	(3,132)
Tax effect	763	3,039

Total accumulated other comprehensive income (loss)	$(1,416)	$(5,644)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For June 30, 2017, Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (June 30, 2017) and Tier I leverage ratios as set forth in the table below. As of June 30, 2017 and December 31, 2016, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2017 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Horizon and the Bank’s actual and required capital ratios as of June 30, 2017 and December 31, 2016 were as follows:

	Actual		Required For Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total capital[1] (to risk-weighted assets)
Consolidated	$327,323	13.44%	$194,837	8.00%	$210,180	8.63%	N/A	N/A
Bank	323,752	13.31%	194,639	8.00%	209,966	8.63%	$243,298	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	312,296	12.82%	146,127	6.00%	161,471	6.63%	N/A	N/A
Bank	308,682	12.69%	145,979	6.00%	161,307	6.63%	194,638	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	273,833	11.24%	109,596	4.50%	124,939	5.13%	N/A	N/A
Bank	308,682	12.69%	109,484	4.50%	124,812	5.13%	158,144	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	312,296	9.87%	126,519	4.00%	126,519	4.00%	N/A	N/A
Bank	308,682	9.77%	126,403	4.00%	126,403	4.00%	158,004	5.00%
As of December 31, 2016
Total capital[1] (to risk-weighted assets)
Consolidated	$316,576	13.87%	$182,596	8.00%	$196,976	8.63%	N/A	N/A
Bank	319,013	13.98%	182,541	8.00%	196,916	8.63%	$228,176	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	301,739	13.22%	136,947	6.00%	151,326	6.63%	N/A	N/A
Bank	304,176	13.33%	136,905	6.00%	151,280	6.63%	182,540	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	263,313	11.50%	103,036	4.50%	117,460	5.13%	N/A	N/A
Bank	304,176	13.33%	102,679	4.50%	117,054	5.13%	148,314	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	301,739	10.44%	115,609	4.00%	115,609	4.00%	N/A	N/A
Bank	304,176	9.93%	122,521	4.00%	122,521	4.00%	153,151	5.00%

[1]	As defined by regulatory agencies

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 15 – Business Combinations

On May 23, 2017, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Lafayette Community Bancorp (“Lafayette”). Pursuant to the Merger Agreement, Lafayette would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Lafayette Community Bank, a wholly-owned subsidiary of Lafayette, would merge with and into a wholly-owned subsidiary of Horizon, Horizon Bank, with Horizon Bank as the surviving bank.

The boards of directors of each of Horizon and Lafayette have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Lafayette shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the third quarter of 2017.

In connection with the Merger, shareholders of Lafayette will receive fixed consideration of 0.5878 shares of Horizon common stock and $1.73 in cash for each share of Lafayette common stock. Shareholders owning less than 100 shares of Lafayette common stock will receive $17.25 in cash for each share. On December 29, 2016, Horizon purchased 90,574 shares, or 4.65%, of Lafayette’s outstanding common stock from a Lafayette shareholder. Based on the closing price of Horizon’s common stock on May 22, 2017 of $25.38 per share, the transaction value for the shares of common stock, owned by shareholders other than Horizon, is approximately $32.0 million.

Subject to certain terms and conditions, the board of directors of Lafayette has agreed to recommend the approval and adoption of the Merger Agreement to the Lafayette shareholders and will solicit proxies voting in favor of the Merger from Lafayette’s shareholders.

The Merger Agreement also provides for certain termination rights for both Horizon and Lafayette, and further provides that upon termination of the Merger Agreement under certain circumstances, Lafayette will be obligated to pay Horizon a termination fee.

As of March 31, 2017, Lafayette had total assets of approximately $172.1 million and total deposits of approximately $149.2 million and total loans of approximately $135.2 million.

On June 13, 2017, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Wolverine Bancorp, Inc. (“Wolverine”). Pursuant to the Merger Agreement, Wolverine would merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Wolverine Bank, a wholly-owned subsidiary of Wolverine, would merge with and into a wholly-owned subsidiary of Horizon, Horizon Bank, with Horizon Bank as the surviving bank.

The boards of directors of each of Horizon and Wolverine have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Wolverine shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the fourth quarter of 2017.

In connection with the Merger, shareholders of Wolverine will receive fixed consideration of 1.0152 shares of Horizon common stock and $14.00 in cash for each share of Wolverine common stock. Based on the closing price of Horizon’s common stock on June 13, 2017 of $27.50 per share, the transaction value has an implied valuation of approximately $91.8 million.

Subject to certain terms and conditions, the board of directors of Wolverine has agreed to recommend the approval and adoption of the Merger Agreement to the Wolverine shareholders and will solicit proxies voting in favor of the Merger from Wolverine’s shareholders.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The Merger Agreement also provides for certain termination rights for both Horizon and Wolverine, and further provides that upon termination of the Merger Agreement under certain circumstances, Wolverine will be obligated to pay Horizon a termination fee.

As of March 31, 2017, Wolverine reported total assets of approximately $379.3 million, total deposits of approximately $271.1 million and total loans of approximately $315.9 million.

Note 16 – Future Accounting Matters

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

FASB Accounting Standards Updates No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Acounting

The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and resulted in a tax benefit of $19,000 for the three and six months ended June 30, 2017.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

FASB Accounting Standards Updates No. 2016-02, Leases (Topic 842)

The FASB has issued Accounting Standards Update (ASU) No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding as of December 31, 2016, we do not expect the new standard to have a material impact on our balance sheet or income statement.

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

For the Three and Six Months ended June 30, 2017 and 2016

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

Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes and the outflow of deposits;

•	loss of key Horizon personnel;

•	increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;

•	loss of fee income, as new technologies take a greater market share of the payment systems;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the possible impact of whole or partial dismantling of provisions of the Dodd-Frank Act under the administration of President Donald J. Trump;

•	the potential for changes in tax laws, particularly corporate income tax reform, that may affect current returns, Horizon’s deferred tax assets and liabilities, the ability to utilize federal and state net operating loss carryforwards, and the market’s perception on overall value;

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

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

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana, Southwestern and Central Michigan and Central Ohio through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was originally chartered as a national banking association in 1873 and has operated continuously since that time, however converted to an Indiana state-chartered bank in June 2017. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.

On June 14, 2017, Horizon and Wolverine Bancorp, Inc. (“Wolverine”) announced the execution on June 13, 2017 of a definitive agreement whereby Horizon will acquire Wolverine and its wholly-owned subsidiary, Wolverine Bank, through a stock and cash merger. Under the terms of the merger agreement, shareholders of Wolverine will receive fixed consideration of 1.0152 shares of Horizon common stock and $14.00 in cash for each share of Wolverine’s common stock. As of March 31, 2017, Wolverine had total assets of approximately $379.3 million.

On May 23, 2017, Horizon and Lafayette Community Bancorp (“Lafayette”) announced the execution of a definitive agreement whereby Horizon will acquire Lafayette and its wholly-owned subsidiary, Lafayette Community Bank, through a stock and cash merger. Under the terms of the merger agreement, shareholders of Lafayette will receive fixed consideration of 0.5878 shares of Horizon common stock and $1.73 in cash for each share of Lafayette’s common stock. Lafayette shareholders owning less than 100 shares of common stock will receive $17.25 in cash for each share. As of March 31, 2017, Lafayette had total assets of approximately $172.1 million.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

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

On November 7, 2016, Horizon completed the acquisition of CNB Bancorp, an Indiana corporation headquartered in Attica, Indiana (“CNB”) and the Bank’s acquisition of The Central National Bank and Trust Company (“Central National Bank & Trust”), through mergers effective November 7, 2016. Under the terms of the acquisition, shareholders of CNB received merger consideration in the form of cash. The total value of the consideration for the acquisition was $5.3 million.

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and Horizon Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly-owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the Merger Agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.9435 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte stockholder stock and cash elections and the related proration provisions of the Merger Agreement, Horizon issued 3,421,488 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $18.36 per share of Horizon common stock, the transaction has an implied valuation of approximately $98.6 million.

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

Following are some highlights of Horizon’s financial performance through the second quarter of 2017:

•	Net income for the second quarter of 2017 increased 43.4% to $9.1 million or $0.41 diluted earnings per share compared to $6.3 million or $0.35 diluted earnings per share for the second quarter of 2016.

•	Net income, excluding acquisition-related expenses, gain on sale of investment securities and purchase accounting adjustments (“core net income”), for the second quarter of 2017 increased 24.2% to $8.6 million or $0.39 diluted earnings per share compared to $6.9 million or $0.38 diluted earnings per share for the same period of 2016.

•	Net income for the first six months of 2017 was $17.3 million or $0.77 diluted earnings per share compared to $11.7 million or $0.64 diluted earnings per share for the same period in 2016.

•	Core net income for the first six months of 2017 increased 30.7% to $16.1 million or $0.71 diluted earnings per share compared to $12.3 million or $0.68 diluted earnings per share for the same period of 2016.

•	Return on average assets was 1.12% for the second quarter of 2017 compared to 0.94% for the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

•	Commercial loans, excluding acquired commercial loans, increased by an annualized rate of 13.4%, or $71.1 million, during the first six months of 2017.

•	Consumer loans, excluding acquired commercial loans, increased by an annualized rate of 25.9%, or $51.2 million, during the first six months of 2017.

•	Total loans, excluding acquired loans, increased by an annualized rate of 11.7%, or $124.3 million, during the first six months of 2017.

•	Net interest income for the second quarter of 2017 increased $6.3 million, or 30.3%, compared to the same period in 2016.

•	Net interest margin was 3.84% for the second quarter of 2017 compared to 3.80% for the prior quarter and 3.48% for the second quarter of 2016. The improvement in net interest margin was due to Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016, an increase in average interest-earning assets and an increase in loan yields.

•	Net interest margin, excluding the impact of purchase accounting adjustments (“core net interest margin”), was 3.71% for the second quarter of 2017 compared to 3.66% for the prior quarter and 3.42% for the second quarter of 2016.

•	Horizon’s tangible book value per share rose to $12.20 at June 30, 2017, compared to $11.48 at December 31, 2016.

•	Horizon’s Grand Rapids, Michigan loan production office converted into a full-service branch during the second quarter of 2017.

•	On May 4, 2017, Horizon announced its entrance into central Ohio by opening a loan production office located in Dublin, Ohio, in the Columbus metropolitan area, which will provide a full-range of commercial products and services.

•	On May 23, 2017, Horizon announced the pending acquisition of Lafayette Community Bancorp (“Lafayette”) and its wholly-owned subsidiary, Lafayette Community Bank, headquartered in Lafayette, Indiana.

•	On June 13, 2017, Horizon’s Board of Directors announced the approval of an 18% increase in the Company’s quarterly cash dividend from $0.11 to $0.13 per share, payable on July 21, 2017 to shareholders of record on July 7, 2017.

•	On June 14, 2017, Horizon announced the pending acquisition of Wolverine Bancorp, Inc. (“Wolverine”) and its wholly-owned subsidiary, Wolverine Bank, headquartered in Midland, Michigan.

•	On June 26, 2017, Horizon announced its wholly-owned subsidiary, Horizon Bank, N.A., converted from a national bank to an Indiana state-chartered non-member bank. The charter conversion became effective following the close of business on June 23, 2017 and the converted bank now operates under the name Horizon Bank.

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

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2017, Horizon had core deposit intangibles of $9.1 million subject to amortization and $77.6 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2017 was $26.35 per share compared to a book value of $16.11 per common share.

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

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

Financial Condition

On June 30, 2017, Horizon’s total assets were $3.3 billion, an increase of approximately $180.0 million compared to December 31, 2016. The increase was primarily in net loans of $131.5 million, investment securities available for sale of $65.2 million and investment securities held to maturity of $6.3 million which were offset by decreases in Federal Reserve Bank stock of $9.0 million, other assets of $5.7 million, cash and due from banks of $4.8 million and loans held for sale of $4.4 million.

Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$20,020	$19,966	$8,051	$7,989
State and municipal	136,539	138,486	117,327	116,592
Federal agency collateralized mortgage obligations	133,038	131,914	139,040	137,195
Federal agency mortgage-backed pools	212,154	210,881	180,183	176,726
Private labeled mortgage-backed pools	1,871	1,868	—	—
Corporate notes	1,233	1,936	1,238	1,329

Total available for sale investment securities	$504,855	$505,051	$445,839	$439,831

Held to maturity
State and municipal	$177,781	$181,534	$165,607	$165,822
Federal agency collateralized mortgage obligations	6,102	6,114	6,530	6,490
Federal agency mortgage-backed pools	15,591	15,894	21,057	21,774

Total held to maturity investment securities	$199,474	$203,542	$193,194	$194,086

Total investment securities increased by approximately $71.5 million at June 30, 2017 compared to December 31, 2016, primarily due to the investing of cash received from the Bargersville branch purchase and the CNB merger and increasing earning assets due to lower mortgage warehouse balances.

Total loans increased $127.4 million since December 31, 2016 to $2.3 billion as of June 30, 2017. This increase was the result of an increase in commercial loans of $73.8 million, consumer loans of $51.8 million and residential mortgage loans of $18.1 million, offset by a decrease in mortgage warehouse loans of $12.0 million and a decrease in loans held for sale of $4.4 million. The growth markets of Fort Wayne, Grand Rapids, Indianapolis and Kalamazoo contributed total loan growth of $83.1 million during the first six months of 2017 leading to the increase in commercial loans. Additionally, the consumer loan increase was the result of a new seasoned consumer loan portfolio manager hired in the third quarter of 2016 and increasing our focus on the management of direct consumer loans.

Total deposits decreased $52.4 million since December 31, 2016 to $2.4 billion as of June 30, 2017. Interest bearing transaction accounts and time deposits decreased $46.5 million and $23.6 million, respectively, and were offset by increases in interest bearing deposit accounts of $5.7 million and non-interest bearing accounts of $12.1 million during the six months ended June 30, 2017. The decrease in interest bearing transaction accounts and time deposits is primarily due to the seasonality of certain municipal deposit accounts.

The Company’s borrowings increased $217.8 million from December 31, 2016 to $485.3 million as of June 30, 2017. At June 30, 2017, the Company had $339.4 million in short-term funds borrowed compared to $189.0 million at December 31, 2016. The increase in borrowings was utilized to fund loan growth of $127.4 million and offset the decrease in total deposits of $52.4 million since December 31, 2016.

Stockholders’ equity totaled $357.3 million at June 30, 2017 compared to $340.9 million at December 31, 2016. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared. At June 30, 2017, the ratio of average stockholders’ equity to average assets was 10.94% compared to 10.59% at December 31, 2016. Book value per common share at June 30, 2017 increased to $16.11 compared to $15.37 at December 31, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

Results of Operations

Overview

Consolidated net income for the three-month period ended June 30, 2017 was $9.1 million compared to $6.3 million for the same period in 2016. Earnings per common share for the three months ended June 30, 2017 were $0.41 basic and diluted, compared to $0.35 basic and diluted for the same three-month period in the previous year. The increase in net income and earnings per share from the previous year reflects an increase in net interest income of $6.3 million, partially offset by a decrease in non-interest income of $1.1 million and increases in non-interest expense of $1.5 million, income tax expense of $895,000 and the diluted shares outstanding primarily due to the stock issued in the Kosciusko Financial, Inc. and LaPorte Bancorp, Inc. acquisitions. Non-interest expenses increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing expense and other expense. Excluding acquisition-related expenses, gain/losses on sale of investment securities and purchase accounting adjustments, net income for the second quarter of 2017 was $8.6 million or $0.39 diluted earnings per share compared to $6.9 million or $0.38 diluted earnings per share in the same period of 2016.

Consolidated net income for the six-month period ended June 30, 2017 was $17.3 million compared to $11.7 million for the same period in 2016. Earnings per common share for the six months ended June 30, 2017 were $0.78 basic and $0.77 diluted, compared to $0.65 basic and $0.64 diluted for the same six-month period in the previous year. The increase in net income and earnings per share from the previous year reflects an increase in net interest income of $12.1 million, partially offset by a decrease in non-interest income of $882,000 and increases in non-interest expense of $3.8 million, income tax expense of $2.0 million and the diluted shares outstanding primarily due to the stock issued in the Kosciusko Financial, Inc. and LaPorte Bancorp, Inc. acquisitions. Non-interest expense increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing expense and other expense. Excluding acquisition-related expenses, gains/losses on sale of investment securities and purchase accounting adjustments, net income for the six months ended June 30, 2017 was $16.1 million or $0.72 diluted earnings per share compared to $12.3 million or $0.68 diluted earnings per share in the same period of 2016.

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

Net interest income during the three months ended June 30, 2017 was $27.2 million, an increase of $6.3 million from the $20.9 million earned during the same period in 2016. Yields on the Company’s interest-earning assets increased by 23 basis points to 4.33% for the three months ending June 30, 2017 from 4.10% for the three months ended June 30, 2016. Interest income increased $6.2 million from $24.7 million for the three months ended June 30, 2016 to $30.8 million for the same period in 2017. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $939,000 for the three months ending June 30, 2017 compared to $397,000 for the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$1,728	$6	1.39%	$3,309	$4	0.49%
Interest-earning deposits	27,677	83	1.20%	28,045	59	0.85%
Investment securities - taxable	423,815	2,155	2.04%	469,925	2,598	2.22%
Investment securities - non-taxable (1)	290,494	1,766	3.40%	182,886	1,195	3.70%
Loans receivable (2)(3)	2,199,913	26,795	4.94%	1,787,189	20,794	4.69%

Total interest-earning assets (1)	2,943,627	30,805	4.33%	2,471,354	24,650	4.10%
Non-interest-earning assets
Cash and due from banks	42,331			35,435
Allowance for loan losses	(15,131)			(14,350)
Other assets	279,024			223,258

	$3,249,851			$2,715,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,980,025	$1,721	0.35%	$1,625,024	$1,557	0.39%
Borrowings	359,462	1,338	1.49%	400,585	1,721	1.73%
Subordinated debentures	36,340	548	6.05%	32,854	503	6.16%

Total interest-bearing liabilities	2,375,827	3,607	0.61%	2,058,463	3,781	0.74%
Non-interest-bearing liabilities
Demand deposits	499,446			364,822
Accrued interest payable and other liabilities	19,143			22,574
Stockholders’ equity	355,435			269,838

	$3,249,851			$2,715,697

Net interest income/spread		$27,198	3.73%		$20,869	3.36%

Net interest income as a percent of average interest earning assets (1)			3.84%			3.48%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Rates paid on interest-bearing liabilities decreased by 13 basis points for the three-month period ended June 30, 2017 compared to the same period in 2016 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense decreased $174,000 compared to the three-month period ended June 30, 2016 to $3.6 million for the same period in 2017. This decrease was due to lower average balances of borrowings in addition to lower rates paid on interest-bearing deposits and borrowings, partially offset by higher average balances of interest-bearing deposits. The rates paid on borrowings decreased as a result Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

The net interest margin increased 36 basis points from 3.48% for the three-month period ended June 30, 2016 to 3.84% for the same period in 2017. The increase in the margin for the three-month period ended June 30, 2017 compared to the same period in 2016 was due to an increase in the yield on interest-earning assets and a reduction in the cost on interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.71% for the three-month period ending June 30, 2017 compared to 3.42% for the same period in 2016.

Net interest income during the six months ended June 30, 2017 was $52.8 million, an increase of $12.1 million from the $40.6 million earned during the same period in 2016. Yields on the Company’s interest-earning assets increased by 19 basis points to 4.29% for the six months ending June 30, 2017 from 4.10% for the six months ended June 30, 2016. Interest income increased $11.5 million from $48.2 million for the six months ended June 30, 2016 to $59.6 million for the same period in 2017. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $2.0 million for the six months ending June 30, 2017 compared to $944,000 for the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

The following are the average balance sheets for the three months ending (dollars in thousands):

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets
Federal funds sold	$2,377	$11	0.93%	$2,853	$4	0.28%
Interest-earning deposits	26,220	152	1.17%	24,300	109	0.90%
Investment securities - taxable	411,417	4,487	2.20%	464,209	5,092	2.21%
Investment securities - non-taxable (1)	280,563	3,403	3.40%	181,660	2,432	3.64%
Loans receivable (2)(3)	2,150,307	51,586	4.85%	1,733,446	40,541	4.71%

Total interest-earning assets (1)	2,870,884	59,639	4.29%	2,406,468	48,178	4.10%
Non-interest-earning assets
Cash and due from banks	41,788			34,246
Allowance for loan losses	(15,035)			(14,350)
Other assets	279,497			217,797

	$3,177,134			$2,644,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,970,235	$3,474	0.36%	$1,571,579	$3,048	0.39%
Borrowings	305,116	2,275	1.50%	401,594	3,480	1.74%
Subordinated debentures	36,315	1,124	6.24%	32,653	1,007	6.20%

Total interest-bearing liabilities	2,311,666	6,873	0.60%	2,005,826	7,535	0.76%
Non-interest-bearing liabilities
Demand deposits	495,262			350,157
Accrued interest payable and other liabilities	19,901			22,465
Stockholders’ equity	350,305			265,713

	$3,177,134			$2,644,161

Net interest income/spread		$52,766	3.69%		$40,643	3.34%

Net interest income as a percent of average interest earning assets (1)			3.81%			3.47%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Rates paid on interest-bearing liabilities decreased by 16 basis points for the six-month period ended June 30, 2017 compared to the same period in 2016 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense decreased $662,000 compared to the six-month period ended June 30, 2016 to $6.9 million for the same period in 2017. This decrease was due to lower average balances of borrowings in addition to lower rates paid on interest-bearing deposits and borrowings, partially offset by higher average balances of interest-bearing deposits. The rates paid on borrowings decreased as a result Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

The net interest margin increased 34 basis points from 3.47% for the six-month period ended June 30, 2016 to 3.81% for the same period in 2017. The increase in the margin for the six-month period ended June 30, 2017 compared to the same period in 2016 was due to an increase in the yield on interest-earning assets and a reduction in the cost on interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.67% for the six-month period ending June 30, 2017 compared to 3.40% for the same period in 2016.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended June 30, 2017, a provision of $330,000 was required to adequately fund the ALLL compared to $232,000 for the same period of 2016. Commercial loan net charge-offs during the three-month period ended June 30, 2017 were $24,000, residential mortgage loan net charge-offs were negative $8,000 and consumer loan net charge-offs were $341,000. The increase in the provision for loan losses in the first quarter of 2017 compared to the same period of 2016 was due to increased loan balances. The ALLL balance at June 30, 2017 was $15.0 million or 0.66% of total loans. This compares to an ALLL balance of $14.8 million at December 31, 2016 or 0.69% of total loans. The decrease in the ratio at June 30, 2017 compared to December 31, 2016 was due to an increase in loan balances, excluding loans held for sale, of $131.7 million.

For the six-month period ended June 30, 2017, the provision for loan losses totaled $660,000 compared to $764,000 in the same period of 2016. The lower provision for loan losses for the six months ended June 30, 2017 compared to the same period of 2016 was due to a decrease in net charge-offs.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.82% as of June 30, 2017. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.18% as of June 30, 2017. The table below illustrates Horizon’s loan loss reserve ratio composition as of June 30, 2017.

Non- GAAP Allowance for Loan and Lease Loss Detail

As of June 30, 2017

(Dollars in Thousands, Unaudited)

	Horizon Legacy	Heartland	Summit	Peoples	Kosciusko	LaPorte	CNB	Total
Pre-discount loan balance	$1,834,963	$13,823	$46,708	$130,009	$68,577	$176,902	$8,612	$2,279,594
Allowance for loan losses (ALLL)	14,956	71	—	—	—	—	—	15,027
Loan discount	N/A	879	2,416	3,086	1,004	4,248	237	11,870

ALLL+loan discount	14,956	950	2,416	3,086	1,004	4,248	237	26,897

Loans, net	$1,820,007	$12,873	$44,292	$126,923	$67,573	$172,654	$8,375	$2,252,697

ALLL/ pre-discount loan balance	0.82%	0.51%	0.00%	0.00%	0.00%	0.00%	0.00%	0.66%
Loan discount/ pre-discount loan balance	N/A	6.36%	5.17%	2.37%	1.46%	2.40%	2.75%	0.52%
ALLL+loan discount/ pre-discount loan balance	0.82%	6.87%	5.17%	2.37%	1.46%	2.40%	2.75%	1.18%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of June 30, 2017.

Non-performing loans totaled $11.6 million as of June 30, 2017, up from $10.7 million as of December 31, 2016. Non-performing commercial, real estate and consumer loans increased by $362,000, $263,000 and $255,000, respectively, at June 30, 2017 compared to December 31, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

Other Real Estate Owned (OREO) totaled $2.2 million at June 30, 2017 compared to $3.2 million on December 31, 2016 and $3.5 million on June 30, 2016.

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
Non-interest Income	June 30 2017	June 30 2016	Amount Change	Percent Change
Service charges on deposit accounts	$1,566	$1,417	$149	10.5%
Wire transfer fees	178	175	3	1.7%
Interchange fees	1,382	978	404	41.3%
Fiduciary activities	1,943	1,465	478	32.6%
Gain on sale of investment securities	(3)	767	(770)	-100.4%
Gain on sale of mortgage loans	2,054	3,529	(1,475)	-41.8%
Mortgage servicing net of impairment	359	500	(141)	-28.2%
Increase in cash surrender value of bank owned life insurance	408	351	57	16.2%
Other income	325	84	241	286.9%

Total non-interest income	$8,212	$9,266	$(1,054)	-11.4%

Total non-interest income was $1.1 million lower during the second quarter of 2017 compared to the same period of 2016. Service charges on deposit accounts increased $149,000, interchange fees increased by $404,000, and fiduciary activities increased $478,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the first quarter of 2017 generated $2.1 million of income from the gain on sale of mortgage loans, down $1.5 million from the same period in 2016. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $83.3 million in the second quarter of 2016 to $57.5 million in the same period of 2017 which was slightly offset by an increase in the percentage earned on the sale of these loans from 3.68% in the second quarter of 2016 to 3.84% in the same period of 2017. Other income increased $241,000 in the second quarter of 2017 when compared to the same period of 2016. The Company recognized gains on other real estate owned properties of $65,000 in the second quarter of 2017 compared to losses on other real estate owned properties of $190,000 in the same period of 2016.

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Six Months Ended
Non-interest Income	June 30 2017	June 30 2016	Amount Change	Percent Change
Service charges on deposit accounts	$2,966	$2,705	$261	9.6%
Wire transfer fees	328	296	32	10.8%
Interchange fees	2,558	1,909	649	34.0%
Fiduciary activities	3,865	3,100	765	24.7%
Gain on sale of investment securities	32	875	(843)	-96.3%
Gain on sale of mortgage loans	3,968	5,643	(1,675)	-29.7%
Mortgage servicing net of impairment	806	947	(141)	-14.9%
Increase in cash surrender value of bank owned life insurance	872	696	176	25.3%
Other income	376	482	(106)	-22.0%

Total non-interest income	$15,771	$16,653	$(882)	-5.3%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

Total non-interest income was $882,000 lower in the first six months of 2017 when compared to the same period of 2016. Service charges on deposit accounts increased $261,000, interchange fees increased $649,000 and fiduciary activities increased $765,000, primarily due to overall company growth and increased volume. Gain on sale of investment securities decreased $843,000 due to gains realized in the first six months of 2016 as a result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting loan-term earnings. Residential mortgage loan activity during the first six months of 2017 generated $4.0 million from the gain on sale of mortgage loans, down $1.7 million from the same period in 2016. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $138.5 million in the first six months of 2016 to $107.5 million in the same period of 2017 which was slightly offset by an increase in the percentage earned on the sale of these loans from 3.74% for the first six months of 2016 to 3.89% in the same period of 2017.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	June 30	June 30	Amount	Percent
Non-interest expense	2017	2016	Change	Change
Salaries	$9,116	$7,250	$1,866	25.7%
Commission and bonuses	1,389	1,190	199	16.7%
Employee benefits	1,961	1,877	84	4.5%
Net occupancy expenses	2,196	1,901	295	15.5%
Data processing	1,502	1,134	368	32.5%
Professional fees	535	747	(212)	-28.4%
Outside services and consultants	1,265	2,198	(933)	-42.4%
Loan expense	1,250	1,409	(159)	-11.3%
FDIC deposit insurance	243	409	(166)	-40.6%
Other losses	78	136	(58)	-42.6%
Other expense	2,953	3,304	(351)	-10.6%

Total non-interest expense	$22,488	$21,555	$933	4.3%

Total non-interest expense was $933,000 higher in the second quarter of 2017 compared to the same period of 2016. Excluding merger-related expenses of $200,000 and $1.9 million recorded during the three months ended June 30, 2017 and 2016, respectively, total non-interest expense increased $3.2 million, or 16.9%. Salaries increased by $1.9 million due to a larger employee base. Net occupancy expense increased $295,000 due to Horizon’s investment in growth markets and the Kosciusko, LaPorte Bancorp and CNB acquisitions. Data processing expenses increased $368,000 primarily due to company growth. Outside service and consultant, professional fees and other expense decreased $933,000, $212,000 and $351,000, respectively in the second quarter of 2017 when compared to the same period of 2016 primarily due to one-time expenses related to the Kosciusko and LaPorte Bancorp acquisitions. FDIC insurance expense was $166,000 lower in the second quarter of 2017 when compared to the same period of 2016 as the assessment rate schedule was reduced effective for assessment payments due in the fourth quarter of 2016 and during 2017. Loan expenses decreased $159,000 primarily due to a decrease in loan collection expenses.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Six Months Ended
	June 30	June 30	Amount	Percent
Non-interest Expense	2017	2016	Change	Change
Salaries	$17,622	$14,136	$3,486	24.7%
Commission and bonuses	2,450	2,265	185	8.2%
Employee benefits	4,103	3,981	122	3.1%
Net occupancy expenses	4,648	3,837	811	21.1%
Data processing	2,809	2,239	570	25.5%
Professional fees	1,148	1,578	(430)	-27.2%
Outside services and consultants	2,487	3,297	(810)	-24.6%
Loan expense	2,357	2,604	(247)	-9.5%
FDIC deposit insurance	506	814	(308)	-37.8%
Other losses	128	403	(275)	-68.2%
Other expense	5,751	6,148	(397)	-6.5%

Total non-interest expense	$44,009	$41,302	$2,707	6.6%

Total non-interest expense was $2.7 million higher for the six months ended June 30, 2017 compared to the same period of 2016. Excluding merger-related expenses of $200,000 and $2.5 million recorded during the six months of June 30, 2017 and 2016, respectively, total non-interest expense increased $6.1 million, or 16.2%. Salaries increased by $3.5 million due to a larger employee base. Net occupancy expenses increased $811,000 due to Horizon’s investment in growth markets and the Kosciusko, LaPorte Bancorp and CNB acquisitions. Data processing expenses increased $570,000 primarily due to company growth. Outside services and consultants, professional fees and other expenses decreased $810,000, $430,000 and $397,000, respectively, for the six months ended June 30, 2017 compared to the same period of 2016 primarily due to one-time expenses related to the Kosciusko and LaPorte Bancorp acquisitions. FDIC deposit insurance expense was $308,000 lower for the first six months of 2017 when compared to the same period in 2016 as the assessment rate schedule was reduced effective for assessment payments due in the fourth quarter of 2016 and in 2017. Other losses decreased $275,000 for the six months ended June 30, 2017 when compared to the same period in 2016, primarily due to a decrease in debit card related expense. Loan expense decreased $247,000 as loan collection expenses were lower during the first six months of 2017 when compared to the same period of 2016.

Income Taxes

Income tax expense for the second quarter of 2017 was $3.5 million compared to $2.6 million for the same period of 2016. The effective tax rate for the second quarter of 2017 was 28.0% compared to 29.3% in the same period of 2016. The decrease in the effective tax rate for the second quarter of 2017 was primarily due to a lower level of non-tax deductible merger-related expenses when compared to the same period of 2016.

Income tax expense for the six months ended June 30, 2017 was $6.6 million compared to $4.6 million for the same period of 2016. The effective tax rate for the first six months of 2017 was 27.5% compared to 28.2% in the same period of 2016. The decrease in the effective tax rate for the six months ended June 30, 2017 was primarily due to a lower level of non-tax deductible merger-related expenses when compared to the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2017, cash and cash equivalents decreased by approximately $4.8 million. At June 30, 2017, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $181.2 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $453.9 million at December 31, 2016 and $300.6 million at June 30, 2016.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2017. Stockholders’ equity totaled $357.3 million as of June 30, 2017, compared to $340.9 million as of December 31, 2016. For the six months ended June 30, 2017, the ratio of average stockholders’ equity to average assets was 11.03% compared to 10.22% for the twelve months ended December 31, 2016. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared.

On February 1, 2016, the Company paid off the $12.5 million in funds received through the Small Business Lending Fund with cash from the holding company, thereby ending its participation in the program, pursuant to which it issued preferred stock to the US Treasury. The funds were paid off due to an increase in the dividend cost that would have gone in effect at the end of February 2016.

Horizon declared common stock dividends in the amount of $0.24 per share during the first six months of 2017 and $0.20 per share for the same period of 2016. The dividend payout ratio (dividends as a percent of basic earnings per share) was 30.8% and 30.8% for the first six months of 2017 and 2016, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30
Net Interest Margin As Reported	2017	2017	2016	2017	2016
Net interest income	$27,198	$25,568	$20,869	$52,766	$40,643
Average interest-earning assets	2,943,627	2,797,429	2,471,354	2,870,884	2,406,468
Net interest income as a percent of average interest-earning assets (“Net Interest Margin”)	3.84%	3.80%	3.48%	3.81%	3.47%
Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(939)	$(1,016)	$(397)	$(1,955)	$(944)
Excluding Impact of Prepayment Penalties and Acquisitions
Net interest income	$26,259	$24,552	$20,472	$50,811	$39,699
Average interest-earning assets	2,943,627	2,797,429	2,471,354	2,870,884	2,406,468
Core Net Interest Margin	3.71%	3.66%	3.42%	3.67%	3.40%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2017 and 2016

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
Non-GAAP Reconciliation of Net Income	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income as reported	$9,072	$6,326	$17,296	$11,707
Merger expenses	200	1,881	200	2,520
Tax effect	(70)	(531)	(70)	(696)

Net income excluding merger expenses	9,202	7,676	17,426	13,531
Gain on sale of investment securities	3	(767)	(32)	(875)
Tax effect	(1)	268	11	306

Net income excluding gain on sale of investment securities	9,204	7,177	17,405	12,962
Acquisition-related purchase accounting adjustments (“PAUs”)	(939)	(397)	(1,955)	(944)
Tax effect	329	139	684	330

Net income excluding PAUs	$8,594	$6,919	$16,134	$12,348

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.41	$0.35	$0.77	$0.64
Merger expenses	0.01	0.10	0.01	0.14
Tax effect	(0.00)	(0.03)	(0.00)	(0.04)

Diluted earnings per share excluding merger expenses	0.42	0.42	0.78	0.74
Gain on sale of investment securities	0.00	(0.04)	(0.00)	(0.05)
Tax effect	(0.00)	0.01	0.00	0.02

Net income excluding gain on sale of investment securities	0.42	0.39	0.78	0.71
Acquisition-related PAUs	(0.04)	(0.02)	(0.09)	(0.05)
Tax effect	0.01	0.01	0.02	0.02

Diluted earnings per share excluding PAUs	$0.39	$0.38	$0.71	$0.68

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands Except per Share Data)

	June 30	March 31	June 30
	2017	2017	2016
	(Unaudited)		(Unaudited)
Total stockholders’ equity	$357,259	$348,575	$281,002
Less: Intangible assets	86,726	87,094	65,144

Total tangible stockholders’ equity	$270,533	$261,481	$215,858

Common shares outstanding	22,176,465	22,176,465	18,857,301
Tangible book value per common share	$12.20	$11.79	$11.45

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Six Months ended June 30, 2017 and 2016

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2017, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2017, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months ended June 30, 2017 and 2016

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

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months ended June 30, 2017 and 2016

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 13, 2017, between Horizon Bancorp and Wolverine Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed June 14, 2017)

10.1	Voting Agreement, dated June 13, 2017 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 14, 2017)

31.1	Certification of Craig M. Dwight

31.2	Certification of Mark E. Secor

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: August 9, 2017	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 9, 2017	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

Exhibit 2.1	Agreement and Plan of Merger, dated June 13, 2017, between Horizon Bancorp and Wolverine Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed June 14, 2017

Exhibit 10.1	Voting Agreement, dated June 13, 2017	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 14, 2017

Exhibit 31.1	Certification of Craig M. Dwight	Attached

Exhibit 31.2	Certification of Mark E. Secor	Attached

Exhibit 32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 101	Interactive Data Files	Attached