Form 10-Q
period 2017-09-30
HORIZON BANCORP /IN/
filed 2017-11-08
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,482,438 shares of Common Stock, no par value, at November 7, 2017.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 30	December 31
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$72,662	$70,832
Investment securities, available for sale	509,844	439,831
Investment securities, held to maturity (fair value of $202,222 and $194,086)	198,605	193,194
Loans held for sale	3,616	8,087
Loans, net of allowance for loan losses of $15,586 and $14,837	2,410,239	2,121,149
Premises and equipment, net	73,743	66,357
Federal Reserve and Federal Home Loan Bank stock	15,340	23,932
Goodwill	93,750	76,941
Other intangible assets	9,494	9,366
Interest receivable	14,880	12,713
Cash value of life insurance	75,480	74,134
Other assets	41,848	44,620

Total assets	$3,519,501	$3,141,156

Liabilities
Deposits
Non-interest bearing	$563,536	$496,248
Interest bearing	2,044,739	1,974,962

Total deposits	2,608,275	2,471,210
Borrowings	458,152	267,489
Subordinated debentures	37,607	37,456
Interest payable	700	472
Other liabilities	22,712	23,674

Total liabilities	3,127,446	2,800,301

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares
Issued 0 and 0 shares	—	—
Common stock, no par value
Authorized 66,000,000 shares(1)
Issued, 23,344,709 and 22,192,530 shares(1)
Outstanding, 23,325,459 and 22,171,596 shares(1)	—	—
Additional paid-in capital	212,436	182,326
Retained earnings	181,396	164,173
Accumulated other comprehensive loss	(1,777)	(5,644)

Total stockholders’ equity	392,055	340,855

Total liabilities and stockholders’ equity	$3,519,501	$3,141,156

(1)	Adjusted for 3:2 stock split on November 14, 2016

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest Income
Loans receivable	$28,113	$25,313	$79,699	$65,854
Investment securities
Taxable	2,167	2,498	6,817	7,703
Tax exempt	1,790	1,151	5,193	3,583

Total interest income	32,070	28,962	91,709	77,140

Interest Expense
Deposits	1,841	1,875	5,315	4,923
Borrowed funds	1,753	2,128	4,028	5,608
Subordinated debentures	597	549	1,721	1,556

Total interest expense	4,191	4,552	11,064	12,087

Net Interest Income	27,879	24,410	80,645	65,053
Provision for loan losses	710	455	1,370	1,219

Net Interest Income after Provision for Loan Losses	27,169	23,955	79,275	63,834

Non-interest Income
Service charges on deposit accounts	1,672	1,605	4,638	4,310
Wire transfer fees	175	292	503	588
Interchange fees	1,251	1,156	3,809	3,065
Fiduciary activities	1,887	1,653	5,752	4,753
Gains (losses) on sale of investment securities (includes $6 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $38 and $875 for the nine months ended September 30, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassifications)	6	—	38	875
Gain on sale of mortgage loans	1,950	3,528	5,918	9,171
Mortgage servicing income net of impairment	369	409	1,175	1,356
Increase in cash value of bank owned life insurance	474	449	1,346	1,145
Other income	237	226	613	708

Total non-interest income	8,021	9,318	23,792	25,971

Non-interest Expense
Salaries and employee benefits	12,911	12,210	37,086	32,592
Net occupancy expenses	2,400	2,174	7,048	6,011
Data processing	1,502	1,616	4,311	3,855
Professional fees	649	612	1,797	2,190
Outside services and consultants	2,504	2,686	4,991	5,983
Loan expense	1,215	1,482	3,572	4,086
FDIC insurance expense	270	465	776	1,279
Other losses	58	107	186	510
Other expense	3,004	2,730	8,755	7,798

Total non-interest expense	24,513	24,082	68,522	64,304

Income Before Income Tax	10,677	9,191	34,545	25,501
Income tax expense (includes $2 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $13 and $306 for the nine months ended September 30, 2017 and 2016, respectively, related to income tax expense from reclassification items)	2,506	2,589	9,078	7,192

Net Income	8,171	6,602	25,467	18,309
Preferred stock dividend	—	—	—	(42)

Net Income Available to Common Shareholders	$8,171	$6,602	$25,467	$18,267

Basic Earnings Per Share	$0.36	$0.31	$1.14	$0.95
Diluted Earnings Per Share	0.36	0.30	1.13	0.94

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$8,171	$6,602	$25,467	$18,309

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	297	803	743	158
Income tax effect	(104)	(281)	(260)	(55)

Changes from derivative instruments	193	522	483	103

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(791)	(1,927)	5,444	6,712
Amortization from transfer of securities from available for sale to held to maturity securities	(54)	(83)	(200)	(560)
Reclassification adjustment for securities (gains) losses realized in income	(6)	—	(38)	(875)
Income tax effect	297	704	(1,822)	(1,848)

Unrealized gains (losses) on securities	(554)	(1,306)	3,384	3,429

Other Comprehensive Income (Loss), Net of Tax	(361)	(784)	3,867	3,532

Comprehensive Income	$7,810	$5,818	$29,334	$21,841

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2017	$—	$182,326	$164,173	$(5,644)	$340,855
Net income			25,467		25,467
Other comprehensive income, net of tax				3,867	3,867
Amortization of unearned compensation		103			103
Exercise of stock options		616			616
Stock option expense		238			238
Stock issued in Lafayette acquisition		29,153			29,153
Cash dividends on common stock ($0.37 per share)			(8,244)		(8,244)

Balances, September 30, 2017	$—	$212,436	$181,396	$(1,777)	$392,055

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Nine Months Ended September 30
	2017	2016
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$25,467	$18,309
Items not requiring (providing) cash
Provision for loan losses	1,370	1,219
Depreciation and amortization	4,303	3,790
Share based compensation	238	247
Mortgage servicing rights net impairment	75	840
Premium amortization on securities available for sale, net	4,476	4,389
Gain on sale of investment securities	(38)	(875)
Gain on sale of mortgage loans	(5,918)	(9,171)
Proceeds from sales of loans	174,271	246,435
Loans originated for sale	(163,882)	(236,719)
Change in cash value of life insurance	(1,346)	(1,145)
Gain on sale of other real estate owned	12	118
Net change in
Interest receivable	(1,811)	(687)
Interest payable	180	275
Other assets	2,215	(16,641)
Other liabilities	(2,335)	1,015

Net cash provided by operating activities	37,277	11,399

Investing Activities
Purchases of securities available for sale	(127,752)	(152,283)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	67,416	88,330
Purchases of securities held to maturity	(20,152)	(35,598)
Proceeds from maturities of securities held to maturity	4,883	14,654
Change in Federal Reserve and FHLB stock	8,987	(2,443)
Net change in loans	(154,038)	(26,920)
Proceeds on the sale of OREO and repossessed assets	2,125	1,524
Change in premises and equipment, net	(2,667)	(1,719)
Acquisition of Kosciusko, net of cash received	—	30,437
Acquisition of LaPorte, net of cash received	—	116,521
Acquisition of branch, net of cash received	11,000	—
Acquisition of Lafayette, net of cash received	20,425	—

Net cash provided by (used in) investing activities	(189,773)	32,503

Financing Activities
Net change in
Deposits	(28,860)	(37,495)
Borrowings	190,814	46,846
Redemption of preferred stock	—	(12,500)
Proceeds from issuance of stock	616	286
Dividends paid on common shares	(8,244)	(5,926)
Dividends paid on preferred shares	—	(42)

Net cash provided by financing activities	154,326	(8,831)

Net Change in Cash and Cash Equivalents	1,830	35,071
Cash and Cash Equivalents, Beginning of Period	70,832	48,650

Cash and Cash Equivalents, End of Period	$72,662	$83,721

(continued)

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Dollar Amounts in Thousands)

Additional Supplemental Information
Interest paid	$10,836	$11,579
Income taxes paid	10,350	7,310
Transfer of loans to other real estate owned	1,717	3,035
The Company purchased all of the capital stock of Lafayette for $34,529 on September 1, 2017. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	186,659	—
Less: common stock issued	30,108	—
Cash paid for the capital stock	4,421	—
Liabilities assumed	152,130	—
Acquisition of LaPorte, measurement period adjustments	703
The Company purchased all of the capital stock of LaPorte Bancorp for $98,634 on July 18, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	546,770
Less: common stock issued	—	60,306
Cash paid for the capital stock	—	38,328
Liabilities assumed	—	448,136
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

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2017 and September 30, 2016 are not necessarily indicative of the operating results for the full year of 2017 or 2016. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share
Net income	$8,171	$6,602	$25,467	$18,309
Less: Preferred stock dividends	—	—	—	42

Net income available to common shareholders	$8,171	$6,602	$25,467	$18,267
Weighted average common shares outstanding(1)	22,580,160	21,538,752	22,326,454	19,252,295
Basic earnings per share	$0.36	$0.31	$1.14	$0.95

Diluted earnings per share
Net income available to common shareholders	$8,171	$6,602	$25,467	$18,267
Weighted average common shares outstanding(1)	22,580,160	21,538,752	22,326,454	19,252,295
Effect of dilutive securities:
Restricted stock	36,749	33,650	33,791	27,590
Stock options	98,364	79,551	95,553	66,491

Weighted average shares outstanding	22,715,273	21,651,953	22,455,798	19,346,376
Diluted earnings per share	$0.36	$0.30	$1.13	$0.94

(1)	Adjusted for 3:2 stock split on November 14, 2016

There were zero shares for the three and nine months ended September 30, 2017 and 2016 which were not included in the computation of diluted earnings per share because they were non-dilutive.

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

The Company acquired various loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The Company acquired various loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Goodwill was increased by $703,000 during the nine months ended September 30, 2017 due to measurement period adjustments.

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

The Company acquired the $10.8 million performing loan portfolio with an estimated fair value of $10.5 million. No loans were purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected or which are considered to be credit impaired.

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

Lafayette Community Bancorp

On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and Horizon Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.5878 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,091,259. Based upon the August 31, 2017 closing price of $26.17 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million. The Company has had approximately $1.5 million in costs

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Horizon held a 5% ownership in Lafayette immediately preceding the merger date. In accordance with ASC 805-10 – Business Combinations, Horizon was required to remeasure the equity interest in Lafayette’s common stock and recognize the resulting gain or loss, if any, in earnings. Since Lafayette was traded in the OTC market, the remeasurement was based on the closing price of Lafayette’s common stock immediately prior to the acquisition announcement and immediately prior to Horizon taking control of Lafayette. A control premium was calculated which is not indicative of the fair value of Horizon’s equity ownership interest immediately preceding the acquisition announcement. The control premium was immaterial to the financial statements taken as a whole.

The purchase price allocated to net tangible and intangible assets was made based upon provisional amounts as the initial accounting was not complete as of September 30, 2017. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Lafayette acquisition is detailed in the following table. Prior to the end of the one year measurement period for finalizing the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. If any adjustments are made to the preliminary assumptions (provisional amounts), disclosures will be made in the notes to the financial statements of the amounts recorded in the current period earnings by line item that have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

ASSETS			LIABILITIES
Cash and due from banks	$24,846		Deposits
Investment securities, available for sale	6		Non-interest bearing	$34,990
			NOW accounts	30,174
Commercial	98,011		Savings and money market	53,663
Residential mortgage	30,997		Certificates of deposits	32,271

Consumer	5,345		Total deposits	151,098

Total loans	134,353
			Borrowings	—
Premises and equipment, net	7,818		Interest payable	42
FHLB stock	395		Other liabilities	990
Goodwill	16,106
Core deposit intangible	777
Interest receivable	338
Other assets	2,020

Total assets purchased	$186,659		Total liabilities assumed	$152,130

Common shares issued	$30,108	(1)
Cash paid	4,421

Total estimated purchase price	$34,529

(1)	This includes $955,000 of common shares previously held by Horizon.

Of the total estimated purchase price of $34.5 million, $777,000 has been allocated to core deposit intangible. Additionally, $16.1 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over ten years on a straight-line basis.

The Company acquired various loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The Company acquired the $134.4 million loan portfolio at an estimated fair value discount of $3.4 million. The accounting for the business combination is not yet complete and therefore all required disclosures for a business combination have not been provided. When completed, the excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30.

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, will be recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans will be based on reasonable expectation about the timing and amount of cash flows to be collected.

The results of operations of Lafayette, CNB, LaPorte Bancorp and Kosciusko have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the three and nine months ended September 30, 2017 and 2016 as if the Lafayette, CNB, LaPorte Bancorp and Kosciusko acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Summary of Operations:
Net Interest Income	$28,856	$26,628	$84,471	$80,515
Provision for Loan Losses	725	455	1,438	1,219
Net Interest Income after Provision for Loan Losses	28,131	$26,173	83,033	79,296
Non-interest Income	8,077	10,534	24,175	32,547
Non-Interest Expense	26,523	32,400	73,003	86,781
Income before Income Taxes	9,685	4,307	34,205	25,062
Income Tax Expense	2,394	1,997	9,260	8,328
Net Income	7,291	2,310	24,945	16,734
Net Income Available to Common Shareholders	$7,291	$2,310	$24,945	$16,692
Basic Earnings Per Share	$0.32	$0.11	$1.12	$0.87
Diluted Earnings Per Share	$0.32	$0.11	$1.11	$0.86
	22,580,160	21,538,752	22,326,454	19,252,295
	22,715,273	21,651,953	22,455,798	19,346,376

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Wolverine Bancorp, Inc.

On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally-chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.0152 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331, and the shares of Horizon common stock issued to Wolverine shareholders totaled 2,161,610. Based upon the October 16, 2017 closing price of $29.06 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $95.1 million.

As of October 17, 2017, Wolverine had total assets of approximately $363.2 million, total deposits of approximately $256.5 million and total net loans of approximately $308.1 million.

Utilizing September 30, 2017 financials for both Horizon and Wolverine and an estimate of the fair market value adjustments associated with the merger, Horizon would have total assets of approximately $3.9 billion, total deposits of approximately $2.9 billion and total net loans of approximately $2.7 billion on a pro forma basis. The accounting for the business combination is not yet complete and therefore all required disclosures for a business combination have not been provided.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities

The fair value of securities is as follows:

		Gross	Gross
September 30, 2017	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$17,996	$3	$(114)	$17,885
State and municipal	141,751	2,288	(556)	143,483
Federal agency collateralized mortgage obligations	135,511	131	(1,440)	134,202
Federal agency mortgage-backed pools	213,071	496	(1,516)	212,051
Private labeled mortgage-backed pools	1,841	—	(11)	1,830
Corporate notes	275	118	—	393

Total available for sale investment securities	$510,445	$3,036	$(3,637)	$509,844

Held to maturity
State and municipal	$177,473	$4,249	$(862)	$180,860
Federal agency collateralized mortgage obligations	5,902	25	(31)	5,896
Federal agency mortgage-backed pools	15,230	307	(71)	15,466

Total held to maturity investment securities	$198,605	$4,581	$(964)	$202,222

		Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$8,051	$2	$(64)	$7,989
State and municipal	117,327	324	(1,059)	116,592
Federal agency collateralized mortgage obligations	139,040	254	(2,099)	137,195
Federal agency mortgage-backed pools	180,183	251	(3,707)	176,726
Corporate notes	1,238	91	—	1,329

Total available for sale investment securities	$445,839	$922	$(6,929)	$439,831

Held to maturity
State and municipal	$165,607	$2,700	$(2,485)	$165,822
Federal agency collateralized mortgage obligations	6,530	31	(71)	6,490
Federal agency mortgage-backed pools	21,057	897	(180)	21,774

Total held to maturity investment securities	$193,194	$3,628	$(2,736)	$194,086

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2017, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2017.

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$9,772	$9,784	$7,455	$7,480
One to five years	44,771	44,811	37,483	37,479
Five to ten years	44,163	44,851	21,112	20,984
After ten years	61,316	62,315	60,566	59,967

	160,022	161,761	126,616	125,910
Federal agency collateralized mortgage obligations	135,511	134,202	139,040	137,195
Federal agency mortgage-backed pools	213,071	212,051	180,183	176,726
Private labeled mortgage-backed pools	1,841	1,830	—	—

Total available for sale investment securities	$510,445	$509,844	$445,839	$439,831

Held to maturity
Within one year	$7,383	$7,373	$—	$—
One to five years	37,402	38,645	24,594	25,271
Five to ten years	88,399	90,371	87,645	88,805
After ten years	44,289	44,471	53,368	51,746

	177,473	180,860	165,607	165,822
Federal agency collateralized mortgage obligations	5,902	5,896	6,530	6,490
Federal agency mortgage-backed pools	15,230	15,466	21,057	21,774

Total held to maturity investment securities	$198,605	$202,222	$193,194	$194,086

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$15,233	$(71)	$1,372	$(43)	$16,605	$(114)
State and municipal	41,995	(483)	28,127	(935)	70,122	(1,418)
Federal agency collateralized mortgage obligations	61,135	(480)	47,213	(991)	108,348	(1,471)
Federal agency mortgage-backed pools	81,397	(567)	61,624	(1,020)	143,021	(1,587)
Private labeled mortgage-backed pools	1,830	(11)	—	—	1,830	(11)

Total temporarily impaired securities	$201,590	$(1,612)	$138,336	$(2,989)	$339,926	$(4,601)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$6,987	$(64)	$—	$—	$6,987	$(64)
State and municipal	142,466	(3,544)	—	—	142,466	(3,544)
Federal agency collateralized mortgage obligations	112,414	(1,918)	10,199	(252)	122,613	(2,170)
Federal agency mortgage-backed pools	163,768	(3,887)	—	—	163,768	(3,887)

Total temporarily impaired securities	$425,635	$(9,413)	$10,199	$(252)	$435,834	$(9,665)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Sales of securities available for sale (Unaudited)
Proceeds	$387	$—	$5,490	$25,077
Gross gains	6	—	151	1,060
Gross losses	—	—	(113)	(185)

Note 4 – Loans

	September 30 2017	December 31 2016
Commercial
Working capital and equipment	$599,427	$539,403
Real estate, including agriculture	624,009	485,620
Tax exempt	20,987	15,486
Other	29,367	29,447

Total	1,273,790	1,069,956
Real estate
1–4 family	563,993	526,024
Other	7,069	5,850

Total	571,062	531,874
Consumer
Auto	230,976	174,773
Recreation	8,969	5,669
Real estate/home improvement	59,641	53,898
Home equity	163,205	144,508
Unsecured	3,614	3,875
Other	19,085	15,706

Total	485,490	398,429
Mortgage warehouse	95,483	135,727

Total loans	2,425,825	2,135,986
Allowance for loan losses	(15,586)	(14,837)

Loans, net	$2,410,239	$2,121,149

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

September 30, 2017	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$403,184	$1,371	$880	$405,435
Non owner occupied real estate	531,560	656	2,202	534,418
Residential spec homes	4,031	11	—	4,042
Development & spec land loans	43,299	100	84	43,483
Commercial and industrial	288,086	2,475	464	291,025

Total commercial	1,270,160	4,613	3,630	1,278,403
Residential mortgage	553,451	1,814	2,786	558,051
Residential construction	14,825	29	—	14,854
Mortgage warehouse	95,483	480	—	95,963

Total real estate	663,759	2,323	2,786	668,868
Direct installment	85,726	249	(566)	85,409
Direct installment purchased	88	—	—	88
Indirect installment	207,293	437	173	207,903
Home equity	194,050	795	(1,274)	193,571

Total consumer	487,157	1,481	(1,667)	486,971

Total loans	2,421,076	8,417	4,749	2,434,242
Allowance for loan losses	(15,586)	—	—	(15,586)

Net loans	$2,405,490	$8,417	$4,749	$2,418,656

December 31, 2016	Loan Balance	Interest Due	Deferred Fees / (Costs)	Recorded Investment
Owner occupied real estate	$337,548	$899	$1,022	$339,469
Non owner occupied real estate	461,897	624	2,176	464,697
Residential spec homes	5,006	8	(2)	5,012
Development & spec land loans	31,228	56	119	31,403
Commercial and industrial	230,520	1,906	442	232,868

Total commercial	1,066,199	3,493	3,757	1,073,449
Residential mortgage	508,233	1,492	3,030	512,755
Residential construction	20,611	33	—	20,644
Mortgage warehouse	135,727	480	—	136,207

Total real estate	664,571	2,005	3,030	669,606
Direct installment	71,150	199	(385)	70,964
Direct installment purchased	119	—	—	119
Indirect installment	153,204	345	—	153,549
Home equity	175,126	703	(785)	175,044

Total consumer	399,599	1,247	(1,170)	399,676

Total loans	2,130,369	6,745	5,617	2,142,731
Allowance for loan losses	(14,837)	—	—	(14,837)

Net loans	$2,115,532	$6,745	$5,617	$2,127,894

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	September 30	September 30	September 30	September 30	September 30	September 30
	2017	2017	2017	2017	2017	2017
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Commercial	$521	$4,657	$398	$962	$1,086	$7,624
Real estate	241	895	139	411	1,017	2,703
Consumer	—	—	—	—	35	35

Outstanding balance	$762	$5,552	$537	$1,373	$2,138	$10,362

Carrying amount, net of allowance of $71						$10,291

	December 31	December 31	December 31	December 31	December 31	December 31
	2016	2016	2016	2016	2016	2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Commercial	$774	$5,245	$692	$1,652	$3,200	$11,563
Real estate	534	967	165	457	1,114	3,237
Consumer	2	—	—	—	41	43

Outstanding balance	$1,310	$6,213	$856	$2,109	$4,355	$14,843

Carrying amount, net of allowance of $0						$14,843

Accretable yield, or income expected to be collected for the nine months ended September 30, is as follows:

	Nine Months Ended September 30, 2017
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Balance at January 1	$557	$502	$389	$530	$1,479	$3,457
Additions	—	—	—	—	—	—
Accretion	(99)	(268)	(388)	(80)	(194)	(1,029)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Disposals	(6)	(2)	(1)	(42)	(264)	(315)

Balance at September 30	$452	$232	$—	$408	$1,021	$2,113

	Nine Months Ended September 30, 2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Total
Balance at January 1	$795	$708	$555	$—	$—	$2,058
Additions	—	—	—	634	1,736	2,370
Accretion	(127)	(139)	(92)	(38)	—	(396)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Disposals	(74)	(35)	(59)	(23)	—	(191)

Balance at September 30	$594	$534	$404	$573	$—	$3,841

During the nine months ended September 30, 2017 and 2016, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $71,000 and $0, respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$15,027	$14,226	$14,837	$14,534
Loans charged-off:
Commercial
Owner occupied real estate	12	4	12	182
Non owner occupied real estate	20	(1)	20	471
Residential development	—	—	—	—
Development & Spec Land Loans	—	—	1	—
Commercial and industrial	232	8	273	47

Total commercial	264	11	306	700
Real estate
Residential mortgage	37	12	89	127
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	37	12	89	127
Consumer
Direct Installment	84	55	331	159
Direct Installment Purchased	—	—	—	—
Indirect Installment	254	296	862	851
Home Equity	24	32	95	271

Total consumer	362	383	1,288	1,281

Total loans charged-off	663	406	1,683	2,108
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	7	2	8	31
Non owner occupied real estate	4	1	29	55
Residential development	2	2	6	6
Development & Spec Land Loans	—	—	—	—
Commercial and industrial	82	12	204	107

Total commercial	95	17	247	199
Real estate
Residential mortgage	13	12	35	75
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	13	12	35	75
Consumer
Direct Installment	260	26	311	70
Direct Installment Purchased	—	—	—	—
Indirect Installment	119	160	384	400
Home Equity	25	34	85	135

Total consumer	404	220	780	605

Total loan recoveries	512	249	1,062	879

Net loans charged-off (recovered)	151	157	621	1,229

Provision charged to operating expense
Commercial	429	165	1,357	(471)
Real estate	361	102	(113)	(147)
Consumer	(80)	188	126	1,837

Total provision charged to operating expense	710	455	1,370	1,219

Balance at the end of the period	$15,586	$14,524	$15,586	$14,524

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

			Mortgage
September 30, 2017	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,877	2,129	1,048	4,532	15,586
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$7,877	$2,129	$1,048	$4,532	$15,586

Loans:
Individually evaluated for impairment	$3,451	$—	$—	$—	$3,451
Collectively evaluated for impairment	1,274,952	572,905	95,963	486,971	2,430,791
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,278,403	$572,905	$95,963	$486,971	$2,434,242

			Mortgage
December 31, 2016	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$—	$—	$—	$4
Collectively evaluated for impairment	6,575	2,090	1,254	4,914	14,833
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$6,579	$2,090	$1,254	$4,914	$14,837

Loans:
Individually evaluated for impairment	$2,250	$—	$—	$—	$2,250
Collectively evaluated for impairment	1,071,199	533,399	136,207	399,676	2,140,481
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,073,449	$533,399	$136,207	$399,676	$2,142,731

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

September 30, 2017	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non- Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$894	$—	$29	$—	$923
Non owner occupied real estate	218	—	483	—	701
Residential development	—	—	—	—	—
Development & Spec Land Loans	102	—	—	—	102
Commercial and industrial	1,707	—	—	—	1,707

Total commercial	2,921	—	512	—	3,433
Real estate
Residential mortgage	3,269	119	460	1,473	5,321
Residential construction	—	—	—	224	224
Mortgage warehouse	—	—	—	—	—

Total real estate	3,269	119	460	1,697	5,545
Consumer
Direct Installment	310	—	—	—	310
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	1,019	15	—	—	1,034
Home Equity	1,546	28	220	318	2,112

Total Consumer	2,875	43	220	318	3,456

Total	$9,065	$162	$1,192	$2,015	$12,434

December 31, 2016	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-Performing TDRs	Performing TDRs	Total Non- Performing Loans
Commercial
Owner occupied real estate	$1,532	$183	$—	$—	$1,715
Non owner occupied real estate	440	—	—	—	440
Residential development	—	—	—	—	—
Development & Spec Land Loans	118	—	—	—	118
Commercial and industrial	159	—	—	—	159

Total commercial	2,249	183	—	—	2,432
Real estate
Residential mortgage	2,959	—	576	1,254	4,789
Residential construction	—	—	233	—	233
Mortgage warehouse	—	—	—	—	—

Total real estate	2,959	—	809	1,254	5,022
Consumer
Direct Installment	512	—	—	—	512
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	659	49	—	—	708
Home Equity	1,557	9	205	238	2,009

Total Consumer	2,728	58	205	238	3,229

Total	$7,936	$241	$1,014	$1,492	$10,683

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Included in the $9.1 million of non-accrual loans and the $1.2 million of non-performing TDRs at September 30, 2017 were $4.3 million and $339,000, respectively, of loans acquired for which accretable yield was recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2017, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2017, the Company had $3.2 million in TDRs and $2.0 million were performing according to the restructured terms and $298,000 in TDRs were returned to accrual status during the first nine months of 2017. There were zero specific reserves allocated to TDRs at September 30, 2017 based on the discounted cash flows or when appropriate the fair value of the collateral.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents commercial loans individually evaluated for impairment by class of loan:

				Three Months Ending		Nine Months Ending
September 30, 2017	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$923	$934	$—	$1,167	$4	$1,033	$4
Non owner occupied real estate	701	701	—	468	—	308	2
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	102	102	—	222	—	230	—
Commercial and industrial	1,707	1,714	—	2,066	3	1,071	19

Total commercial	3,433	3,451	—	3,923	7	2,642	25
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non owner occupied real estate	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	—	—	—	—	—	—	—

Total	$3,433	$3,451	$—	$3,923	$7 $	2,642	$25

				Three Months Ending		Nine Months Ending
September 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$994	$995	$—	$1,029	$—	$1,062	$—
Non owner occupied real estate	3,106	3,120	—	3,150	1	3,776	3
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	1,740	1,740	—	1,984	—	878	—

Total commercial	5,840	5,855	—	6,163	1	5,716	3
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non owner occupied real estate	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	—	—	—	—	—	—	—

Total	$5,840	$5,855	$—	$6,163	$1	$5,716	$3

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

			90 Days or
	30-59 Days	60-89 Days	Greater Past	Total Past	Loans Not
September 30, 2017	Past Due	Past Due	Due	Due	Past Due	Total
Commercial
Owner occupied real estate	$2,282	$—	$—	$2,282	$400,902	$403,184
Non owner occupied real estate	132	—	—	132	531,428	531,560
Residential development	135	—	—	135	3,896	4,031
Development & Spec Land Loans	—	—	—	—	43,299	43,299
Commercial and industrial	255	166	—	421	287,665	288,086

Total commercial	2,804	166	—	2,970	1,267,190	1,270,160
Real estate
Residential mortgage	1,012	167	119	1,298	552,153	553,451
Residential construction	—	—	—	—	14,825	14,825
Mortgage warehouse	—	—	—	—	95,483	95,483

Total real estate	1,012	167	119	1,298	662,461	663,759
Consumer
Direct Installment	67	—	—	67	85,659	85,726
Direct Installment Purchased	—	—	—	—	88	88
Indirect Installment	1,192	181	15	1,388	205,905	207,293
Home Equity	611	84	28	723	193,327	194,050

Total consumer	1,870	265	43	2,178	484,979	487,157

Total	$5,686	$598	$162	$6,446	$2,414,630	$2,421,076

Percentage of total loans	0.23%	0.02%	0.01%	0.27%	99.73%

			90 Days or
	30-59 Days	60-89 Days	Greater Past	Total Past	Loans Not
December 31, 2016	Past Due	Past Due	Due	Due	Past Due	Total
Commercial
Owner occupied real estate	$1,068	$—	$183	$1,251	$336,297	$337,548
Non owner occupied real estate	357	—	—	357	461,540	461,897
Residential development	—	—	—	—	5,006	5,006
Development & Spec Land Loans	1	—	—	1	31,227	31,228
Commercial and industrial	982	—	—	982	229,538	230,520

Total commercial	2,408	—	183	2,591	1,063,608	1,066,199
Real estate
Residential mortgage	886	123	—	1,009	507,224	508,233
Residential construction	—	—	—	—	20,611	20,611
Mortgage warehouse	—	—	—	—	135,727	135,727

Total real estate	886	123	—	1,009	663,562	664,571
Consumer
Direct Installment	139	4	—	143	71,007	71,150
Direct Installment Purchased	—	—	—	—	119	119
Indirect Installment	1,339	237	49	1,625	151,579	153,204
Home Equity	912	267	9	1,188	173,938	175,126

Total consumer	2,390	508	58	2,956	396,643	399,599

Total	$5,684	$631	$241	$6,556	$2,123,813	$2,130,369

Percentage of total loans	0.27%	0.03%	0.01%	0.31%	99.69%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

		Special
September 30, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$386,856	$5,776	$10,552	$—	$403,184
Non owner occupied real estate	523,831	1,008	6,721	—	531,560
Residential development	4,031	—	—	—	4,031
Development & Spec Land Loans	43,066	—	233	—	43,299
Commercial and industrial	272,622	4,969	10,495	—	288,086

Total commercial	1,230,406	11,753	28,001	—	1,270,160
Real estate
Residential mortgage	548,249	—	5,202	—	553,451
Residential construction	14,601	—	224	—	14,825
Mortgage warehouse	95,483	—	—	—	95,483

Total real estate	658,333	—	5,426	—	663,759
Consumer
Direct Installment	85,416	—	310	—	85,726
Direct Installment Purchased	88	—	—	—	88
Indirect Installment	206,259	—	1,034	—	207,293
Home Equity	191,938	—	2,112	—	194,050

Total Consumer	483,701	—	3,456	—	487,157

Total	$2,372,439	$11,753	$36,883	$—	$2,421,076

Percentage of total loans	97.99%	0.49%	1.52%	0.00%

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$322,924	$4,960	$9,664	$—	$337,548
Non owner occupied real estate	455,648	341	5,908	—	461,897
Residential development	5,006	—	—	—	5,006
Development & Spec Land Loans	31,057	—	171	—	31,228
Commercial and industrial	220,424	3,728	6,368	—	230,520

Total commercial	1,035,059	9,029	22,111	—	1,066,199
Real estate
Residential mortgage	503,444	—	4,789	—	508,233
Residential construction	20,378	—	233	—	20,611
Mortgage warehouse	135,727	—	—	—	135,727

Total real estate	659,549	—	5,022	—	664,571
Consumer
Direct Installment	70,638	—	512	—	71,150
Direct Installment Purchased	119	—	—	—	119
Indirect Installment	152,496	—	708	—	153,204
Home Equity	173,117	—	2,009	—	175,126

Total Consumer	396,370	—	3,229	—	399,599

Total	$2,090,978	$9,029	$30,362	$—	$2,130,369

Percentage of total loans	98.15%	0.42%	1.43%	0.00%

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

The following table shows repurchase agreements accounted for as secured borrowings:

September 30, 2017	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$63,081	$—	$—	$—	$—	$—	$63,081

Securities pledged for Repurchase Agreements
U.S. Treasury and federal agencies	—	—	—	—	—	—	—
Federal agency collateralized mortgage obligations	40,740	—	—	—	—	—	40,740
Federal agency mortgage-backed pools	38,476	—	—	—	—	—	38,476

Total	$79,216	$—	$—	$—	$—	$—	$79,216

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 6.14% on a notional amount of $30.5 million at September 30, 2017 and December 31, 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at September 30, 2017 and December 31, 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2017, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2017, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $152.2 million at September 30, 2017 and $122.4 million at December 31, 2016.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2017, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	September 30, 2017		September 30, 2017
Derivatives designated as hedging instruments (Unaudited)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$429
Interest rate contracts	Other Assets	429	Other liabilities	2,390

Total derivatives designated as hedging instruments		429		2,819

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	286	Other liabilities	31

Total derivatives not designated as hedging instruments		286		31

Total derivatives		$715		$2,850

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$6
Interest rate contracts	Other Assets	6	Other liabilities	3,132

Total derivatives designated as hedging instruments		6		3,138

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	602	Other liabilities	22

Total derivatives not designated as hedging instruments		602		22

Total derivatives		$608		$3,160

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statements of income for the three-month and nine-month periods ending September 30 is as follows:

	Comprehensive Income on Derivative		Comprehensive Income on Derivative
	(Effective Portion)		(Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30
Derivative in cash flow	2017	2016	2017	2016
hedging relationship	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	$193	$522	$483	$103

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

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative in fair value	Location of gain (loss)	2017	2016	2017	2016
hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest rate contracts	Interest income-loans	$(4)	$(830)	$423	$2,781
Interest rate contracts	Interest income-loans	4	830	(423)	(2,781)

Total		$—	$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended September 30		Nine Months Ended September 30
Derivative not designated	Location of gain (loss)	2017	2016	2017	2016
as hedging relationship	recognized on derivative	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Mortgage contracts	Other income-gain on sale of loans	$(112)	$(324)	$(324)	$145

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Available-for-sale securities
U.S. Treasury and federal agencies	$17,885	$—	$17,885	$—
State and municipal	143,483	—	143,483	—
Federal agency collateralized mortgage obligations	134,202	—	134,202	—
Federal agency mortgage-backed pools	212,051	—	212,051	—
Private labeled mortgage-backed pools	1,830	—	1,830	—
Corporate notes	393	—	393	—

Total available-for-sale securities	509,844	—	509,844	—
Hedged loans	152,216	—	152,216	—
Forward sale commitments	286	—	286	—
Interest rate swap agreements	(2,819)	—	(2,819)	—
Commitments to originate loans	(31)	—	(31)	—
December 31, 2016
Available-for-sale securities
U.S. Treasury and federal agencies	$7,989	$—	$7,989	$—
State and municipal	116,592	—	116,592	—
Federal agency collateralized mortgage obligations	137,195	—	137,195	—
Federal agency mortgage-backed pools	176,726	—	176,726	—
Corporate notes	1,329	—	1,329	—

Total available-for-sale securities	439,831	—	439,831	—
Hedged loans	122,345	—	122,345	—
Forward sale commitments	602	—	602	—
Interest rate swap agreements	(3,138)	—	(3,138)	—
Commitments to originate loans	(22)	—	(22)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Non Interest Income	2017	2016	2017	2016
Total gains and losses from:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hedged loans	$(4)	$(830)	$423	$2,781
Fair value interest rate swap agreements	4	830	(423)	(2,781)
Derivative loan commitments	(112)	(324)	(324)	145

	$(112)	$(324)	$(324)	$145

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Impaired loans	$3,433	$—	$—	$3,433
Mortgage servicing rights	11,485	—	—	11,485
December 31, 2016
Impaired loans	$2,246	$—	$—	$2,246
Mortgage servicing rights	11,174	—	—	11,174

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $75,000 during the first nine months of 2017 and decreased by $193,000 during the first nine months of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring Level 3 fair value measurements, other than goodwill.

	Fair Value at	Valuation		Range (Weighted
	September 30, 2017	Technique	Unobservable Inputs	Average)
			Discount to reflect current market conditions and ultimate
Impaired loans	$3,433	Collateral based measurement	collectability	11% - 17% (14%	)
			Discount rate, Constant	11% - 17% (14%	),
			prepayment rate, Probability of	4% - 8% (5.1%	),
Mortgage servicing rights	$11,485	Discounted cashflows	default	1% - 11% (5.0%	)

	Fair Value at	Valuation		Range (Weighted
	December 31, 2016	Technique	Unobservable Inputs	Average)
			Discount to reflect current
			market conditions and ultimate
Impaired loans	$2,246	Collateral based measurement	collectability	10% - 16% (13%	)
			Discount rate, Constant	10% - 16% (13%	),
			prepayment rate, Probability of	4% - 7% (4.6%	),
Mortgage servicing rights	$11,174	Discounted cashflows	default	1% - 10% (4.5%	)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2017 and December 31, 2016. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	September 30, 2017
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$72,662	$72,662	$—	$—
Investment securities, held to maturity	198,605	—	202,222	—
Loans held for sale	3,616	—	—	3,616
Loans excluding loan level hedges, net	2,258,023	—	—	2,205,681
Stock in FHLB and FRB	15,340	—	15,340	—
Interest receivable	14,880	—	14,880	—
Liabilities
Non-interest bearing deposits	$563,536	$563,536	$—	$—
Interest-bearing deposits	2,044,739	—	1,948,765	—
Borrowings	458,152	—	453,303	—
Subordinated debentures	37,607	—	36,241	—
Interest payable	700	—	700	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2016
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$70,832	$70,832	$—	$—
Investment securities, held to maturity	193,194	—	194,086	—
Loans held for sale	8,087	—	—	8,087
Loans excluding loan level hedges, net	1,998,804	—	—	1,965,928
Stock in FHLB and FRB	23,932	—	23,932	—
Interest receivable	12,713	—	12,713	—
Liabilities
Non-interest bearing deposits	$496,248	$496,248	$—	$—
Interest-bearing deposits	1,974,962	—	1,839,167	—
Borrowings	267,489	—	261,141	—
Subordinated debentures	37,456	—	36,371	—
Interest payable	472	—	472	—

Note 12 – Accumulated Other Comprehensive Income

	September 30	December 31
	2017	2016
	(Unaudited)
Unrealized gain (loss) on securities available for sale	$(601)	$(6,007)
Unamortized gain on securities held to maturity, previously transferred from AFS	256	456
Unrealized loss on derivative instruments	(2,390)	(3,132)
Tax effect	958	3,039

Total accumulated other comprehensive income (loss)	$(1,777)	$(5,644)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For September 30, 2017, Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based (September 30, 2017) and Tier I leverage ratios as set forth in the table below. As of September 30, 2017 and December 31, 2016, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2017 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

Horizon and the Bank’s actual and required capital ratios as of September 30, 2017 and December 31, 2016 were as follows:

	Actual		Required For Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Total capital[1] (to risk-weighted assets)
Consolidated	$347,601	13.22%	210,274	8.00%	226,833	8.63%	N/ A	N/ A
Bank	339,596	12.93%	210,162	8.00%	226,713	8.63%	$262,703	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	331,962	12.63%	157,705	6.00%	174,264	6.63%	N/ A	N/ A
Bank	323,957	12.33%	157,622	6.00%	174,172	6.63%	210,162	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	293,499	11.17%	118,279	4.50%	134,838	5.13%	N/ A	N/ A
Bank	323,957	12.33%	118,216	4.50%	134,766	5.13%	170,757	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	331,962	10.11%	131,319	4.00%	131,319	4.00%	N/ A	N/ A
Bank	323,957	9.90%	130,877	4.00%	130,877	4.00%	163,596	5.00%
As of December 31, 2016
Total capital[1] (to risk-weighted assets)
Consolidated	$316,576	13.87%	$182,596	8.00%	$196,976	8.63%	N/ A	N/ A
Bank	319,013	13.98%	182,541	8.00%	196,916	8.63%	$228,176	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	301,739	13.22%	136,947	6.00%	151,326	6.63%	N/ A	N/ A
Bank	304,176	13.33%	136,905	6.00%	151,280	6.63%	182,540	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	263,313	11.50%	103,036	4.50%	117,460	5.13%	N/ A	N/ A
Bank	304,176	13.33%	102,679	4.50%	117,054	5.13%	148,314	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	301,739	10.44%	115,609	4.00%	115,609	4.00%	N/ A	N/ A
Bank	304,176	9.93%	122,521	4.00%	122,521	4.00%	153,151	5.00%

[1]	As defined by regulatory agencies

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 15 – Future Accounting Matters

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. For public entities, the new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date).

FASB Accounting Standards Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update were adopted on January 1, 2017 and did not have a material impact on the consolidated financial statements.

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

FASB Accounting Standards Updates No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Acounting

The FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and resulted in a tax benefit of $208,000 and $227,000 for the three and nine months ended September 30, 2017, respectively.

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

FASB Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The FASB has issued Accounting Standards Update (ASU) No. 2014-09 creating, Revenue from Contracts with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not expect the new standard, or any of the amendments detailed below, to result in a material change from our current accounting for revenue, as recognition of interest income and the larger sources of non-interest income from Horizon’s current financial instruments would not be impacted by the guidance. Additional disclosures regarding the composition of Horizon’s revenue sources will be required.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and some practical expedients.

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

For the Three and Nine Months ended September 30, 2017 and 2016

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

For the Three and Nine Months ended September 30, 2017 and 2016

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

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana, Southwestern and Central Michigan and Central Ohio through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was originally chartered as a national banking association in 1873 and has operated continuously since that time and converted to an Indiana state-chartered bank effective on June 23, 2017. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking.

On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally-chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.0152 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331 and the shares of Horizon common stock issued to Wolverine shareholders totaled 2,161,610. Based upon the October 16, 2017 closing price of $29.06 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $95.1 million.

On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and Horizon Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.5878 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016 fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,091,259. Based upon the August 31, 2017 closing price of $26.17 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million.

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

Following are some highlights of Horizon’s financial performance through the third quarter of 2017:

•	Net income for the third quarter of 2017 increased 23.8% to $8.2 million or $0.36 diluted earnings per share compared to $6.6 million or $0.30 diluted earnings per share for the third quarter of 2016.

•	Net income, excluding acquisition-related expenses, gain on sale of investment securities and purchase accounting adjustments (“core net income”), for the third quarter of 2017 increased 10.3% to $9.2 million or $0.41 diluted earnings per share compared to $8.4 million or $0.39 diluted earnings per share for the same period of 2016.

•	Net income for the first nine months of 2017 was $25.5 million or $1.13 diluted earnings per share compared to $18.3 million or $0.94 diluted earnings per share for the same period in 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

•	Core net income for the first nine months of 2017 increased 22.5% to $25.4 million or $1.13 diluted earnings per share compared to $20.7 million or $1.07 diluted earnings per share for the same period of 2016.

•	Return on average assets was 0.96% for the third quarter of 2017 compared to 0.80% for the same period in 2016.

•	Return on average assets, excluding acquisition-related expenses, gain on sale of investment securities and purchase accounting adjustments (“core return on average assets”), for the third quarter of 2017 was 1.09% compared to 1.02% for the same period of 2016.

•	Commercial loans, excluding acquired commercial loans, increased by an annualized rate of 12.8%, or $103.1 million, during the first nine months of 2017.

•	Consumer loans, excluding acquired consumer loans, increased by an annualized rate of 27.2%, or $81.2 million, during the first nine months of 2017.

•	Total loans, excluding acquired loans, increased by an annualized rate of 9.2%, or $147.7 million, during the first nine months of 2017.

•	Net interest income for the third quarter of 2017 increased $3.5 million, or 14.2%, compared to the same period in 2016.

•	Net interest margin was 3.71% for the third quarter of 2017 compared to 3.84% for the prior quarter and 3.37% for the third quarter of 2016. The improvement in net interest margin from the prior year was due to Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016, an increase in average interest-earning assets and an increase in loan yields.

•	Net interest margin, excluding the impact of purchase accounting adjustments (“core net interest margin”), was 3.63% for the third quarter of 2017 compared to 3.71% for the prior quarter and 3.31% for the same period in 2016.

•	Horizon’s tangible book value per share rose to $12.38 at September 30, 2017, compared to $11.48 at December 31, 2016.

•	On September 1, 2017, Horizon closed the acquisition of Lafayette Community Bancorp (“Lafayette”) and its wholly-owned subsidiary, Lafayette Community Bank, headquartered in Lafayette, Indiana. The system integration of Lafayette was successfully completed on September 22, 2017.

•	On October 17, 2017, Horizon closed the acquisition of Wolverine Bancorp, Inc. (“Wolverine”) and its wholly-owned subsidiary, Wolverine Bank, headquartered in Midland, Michigan. The system integration of Wolverine is scheduled for November 2017.

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

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016 an individual basis for loss potential. Other loans are reviewed as a group based upon previous trends of loss experience. Horizon also reviews the current and anticipated economic conditions of its lending market as well as transaction risk to determine the effect they may have on the loss experience of the loan portfolio.

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2017, Horizon had core deposit intangibles of $9.5 million subject to amortization and $93.8 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2017 was $29.17 per share compared to a book value of $16.81 per common share.

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

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Financial Condition

On September 30, 2017, Horizon’s total assets were $3.5 billion, an increase of approximately $378.3 million compared to December 31, 2016. The increase was primarily in net loans of $289.1 million, investment securities available for sale of $70.0 million, goodwill of $16.8 million and investment securities held to maturity of $5.4 million which were offset by decreases in Federal Reserve Bank stock of $8.6 million, other assets of $2.8 million and loans held for sale of $4.5 million.

Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$17,996	$17,885	$8,051	$7,989
State and municipal	141,751	143,483	117,327	116,592
Federal agency collateralized mortgage obligations	135,511	134,202	139,040	137,195
Federal agency mortgage-backed pools	213,071	212,051	180,183	176,726
Private labeled mortgage-backed pools	1,841	1,830	—	—
Corporate notes	275	393	1,238	1,329

Total available for sale investment securities	$510,445	$509,844	$445,839	$439,831

Held to maturity
State and municipal	$177,473	$180,860	$165,607	$165,822
Federal agency collateralized mortgage obligations	5,902	5,896	6,530	6,490
Federal agency mortgage-backed pools	15,230	15,466	21,057	21,774

Total held to maturity investment securities	$198,605	$202,222	$193,194	$194,086

Total investment securities increased by approximately $75.4 million at September 30, 2017 compared to December 31, 2016, primarily due to the investing of cash received from the Bargersville branch purchase and the CNB merger and increasing earning assets due to lower mortgage warehouse balances.

Total loans increased $285.4 million since December 31, 2016 to $2.4 billion as of September 30, 2017. This increase was the result of an increase in commercial loans of $203.8 million, consumer loans of $87.1 million and residential mortgage loans of $39.2 million, offset by a decrease in mortgage warehouse loans of $40.2 million and a decrease in loans held for sale of $4.5 million. Total loans increased $134.4 million as a result of the acquisition of Lafayette during the third quarter of 2017. The growth markets of Fort Wayne, Grand Rapids, Indianapolis and Kalamazoo contributed total loan growth of $120.1 million during the first nine months of 2017 leading to the increase in commercial loans. The addition of a seasoned consumer loan portfolio manager during the fourth quarter of 2016 and an increased focus on the management of direct consumer loans are the main drivers for the increase in consumer loans.

Total deposits increased $137.1 million since December 31, 2016 to $2.6 billion as of September 30, 2017. Non-interest bearing transaction accounts, interest bearing transaction accounts and time deposits increased $67.3 million, $37.0 million and $32.7 million, respectively, during the nine months ended September 30, 2017. The increase in deposits is primarily attributable to the acquisition of $151.1 million in deposits from Lafayette during the third quarter of 2017.

The Company’s borrowings increased $190.7 million from December 31, 2016 to $458.2 million as of September 30, 2017. At September 30, 2017, the Company had $320.3 million in short-term funds borrowed compared to $189.0 million at December 31, 2016. The increase in borrowings was utilized to fund loan growth of $285.4 million since December 31, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Stockholders’ equity totaled $392.1 million at September 30, 2017 compared to $340.9 million at December 31, 2016. The increase in stockholders’ equity during the period was the result of the acquisition of Lafayette, generation of net income, net of dividends declared. At September 30, 2017, the ratio of average stockholders’ equity to average assets was 10.74% compared to 10.59% at December 31, 2016. Book value per common share at September 30, 2017 increased to $16.81 compared to $15.37 at December 31, 2016.

Results of Operations

Overview

Consolidated net income for the three-month period ended September 30, 2017 was $8.2 million compared to $6.6 million for the same period in 2016. Earnings per common share for the three months ended September 30, 2017 were $0.36 basic and diluted, compared to $0.31 basic and $0.30 diluted for the same three-month period in the previous year. The increase in net income and earnings per share from the previous year reflects an increase in net interest income of $3.5 million, partially offset by a decrease in non-interest income of $1.3 million and increases in provision for loan losses of $255,000, non-interest expense of $431,000 and the diluted shares outstanding primarily due to the stock issued in the Kosciusko and LaPorte Bancorp acquisitions. Non-interest expense increased primarily due to an increase in salaries, employee benefits, net occupancy expenses and other expense. Excluding acquisition-related expenses, gain/losses on sale of investment securities and purchase accounting adjustments, net income for the third quarter of 2017 was $9.2 million or $0.41 diluted earnings per share compared to $8.4 million or $0.39 diluted earnings per share in the same period of 2016.

Consolidated net income for the nine-month period ended September 30, 2017 was $25.5 million compared to $18.3 million for the same period in 2016. Earnings per common share for the nine months ended September 30, 2017 were $1.14 basic and $1.13 diluted, compared to $0.95 basic and $0.94 diluted for the same nine-month period in the previous year. The increase in net income and earnings per share from the previous year reflects an increase in net interest income of $15.6 million, partially offset by a decrease in non-interest income of $2.2 million and increases in non-interest expense of $4.2 million, income tax expense of $1.9 million and the diluted shares outstanding primarily due to the stock issued in the Kosciusko and LaPorte Bancorp acquisitions. Non-interest expense increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing expense and other expense. Excluding acquisition-related expenses, gains/losses on sale of investment securities and purchase accounting adjustments, net income for the nine months ended September 30, 2017 was $25.4 million or $1.13 diluted earnings per share compared to $20.7 million or $1.07 diluted earnings per share in the same period of 2016.

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

Net interest income during the three months ended September 30, 2017 was $27.9 million, an increase of $3.5 million from the $24.4 million earned during the same period in 2016. Yields on the Company’s interest-earning assets increased by 34 basis points to 3.71% for the three months ending September 30, 2017 from 3.37% for the three months ended September 30, 2016. Interest income increased $3.1 million from $29.0 million for the three months ended September 30, 2016 to $32.1 million for the same period in 2017. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $661,000 for the three months ending September 30, 2017 compared to $459,000 for the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Rates paid on interest-bearing liabilities decreased by 6 basis points for the three-month period ended September 30, 2017 compared to the same period in 2016 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense decreased $361,000 compared to the three-month period ended September 30, 2016 to $4.2 million for the same period in 2017. This decrease was due to lower average balances of borrowings in addition to lower rates paid on borrowings, partially offset by higher average balances of interest-bearing deposits. The rates paid on borrowings decreased as a result of Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016.

The net interest margin increased 34 basis points from 3.37% for the three-month period ended September 30, 2016 to 3.71% for the same period in 2017. The increase in the margin for the three-month period ended September 30, 2017 compared to the same period in 2016 was due to an increase in the yield on interest-earning assets and a reduction in the cost on interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.63% for the three-month period ending September 30, 2017 compared to 3.31% for the same period in 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$6,770	$24	1.41%	$35,492	$20	0.22%
Interest-earning deposits	20,157	49	0.96%	55,047	32	0.23%
Investment securities - taxable	426,145	2,094	1.95%	530,228	2,446	1.84%
Investment securities - non-taxable (1)	296,716	1,790	3.36%	186,074	1,151	3.73%
Loans receivable (2)(3)	2,328,823	28,113	4.82%	2,151,103	25,313	4.69%

Total interest-earning assets (1)	3,078,611	32,070	4.25%	2,957,944	28,962	3.98%
Non-interest-earning assets
Cash and due from banks	41,465			39,875
Allowance for loan losses	(15,135)			(14,301)
Other assets	278,721			290,100

	$3,383,662			$3,273,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,961,998	$1,841	0.37%	$1,896,156	$1,875	0.39%
Borrowings	460,878	1,753	1.51%	510,738	2,128	1.66%
Subordinated debentures	36,386	597	6.51%	37,092	549	5.89%

Total interest-bearing liabilities	2,459,262	4,191	0.68%	2,443,986	4,552	0.74%
Non-interest-bearing liabilities
Demand deposits	540,109			462,253
Accrued interest payable and other liabilities	20,915			34,144
Stockholders’ equity	363,376			333,235

	$3,383,662			$3,273,618

Net interest income/ spread		$27,879	3.58%		$24,410	3.24%

Net interest income as a percent of average interest earning assets (1)			3.71%			3.37%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

Net interest income during the nine months ended September 30, 2017 was $80.6 million, an increase of $15.6 million from the $65.1 million earned during the same period in 2016. Yields on the Company’s interest-earning assets increased by 34 basis points to 3.77% for the nine months ending September 30, 2017 from 3.43% for the nine months ended September 30, 2016. Interest income increased $14.6 million from $77.1 million for the nine months ended September 30, 2016 to $91.7 million for the same period in 2017. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $2.6 million for the nine months ending September 30, 2017 compared to $1.4 million for the same period of 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Rates paid on interest-bearing liabilities decreased by 12 basis points for the nine-month period ended September 30, 2017 compared to the same period in 2016 due to the continued low interest rate environment and shift in mix on interest-bearing liabilities. Interest expense decreased $1.0 million compared to the nine-month period ended September 30, 2016 to $11.1 million for the same period in 2017. This decrease was due to lower average balances of borrowings in addition to lower rates paid on borrowings, partially offset by higher average balances of interest-bearing deposits. The rates paid on borrowings decreased as a result of Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016.

The net interest margin increased 34 basis points from 3.43% for the nine-month period ended September 30, 2016 to 3.77% for the same period in 2017. The increase in the margin for the nine-month period ended September 30, 2017 compared to the same period in 2016 was due to an increase in the yield on interest-earning assets and a reduction in the cost on interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.65% for the nine-month period ending September 30, 2017 compared to 3.36% for the same period in 2016.

The following are the average balance sheets for the nine months ending (dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$3,857	$35	1.21%	$13,812	$23	0.22%
Interest-earning deposits	24,177	201	1.11%	34,624	59	0.23%
Investment securities - taxable	416,323	6,581	2.11%	486,374	7,621	2.09%
Investment securities - non-taxable (1)	286,007	5,193	3.39%	183,142	3,583	3.63%
Loans receivable (2)(3)	2,210,295	79,699	4.83%	1,873,614	65,854	4.70%

Total interest-earning assets (1)	2,940,659	91,709	4.27%	2,591,566	77,140	4.05%
Non-interest-earning assets
Cash and due from banks	42,004			36,220
Allowance for loan losses	(15,069)			(14,334)
Other assets	279,706			243,021

	$3,247,300			$2,856,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$1,967,457	$5,315	0.36%	$1,680,560	$4,923	0.39%
Borrowings	357,932	4,028	1.50%	438,324	5,608	1.71%
Subordinated debentures	36,339	1,721	6.33%	34,144	1,556	6.09%

Total interest-bearing liabilities	2,361,728	11,064	0.63%	2,153,028	12,087	0.75%
Non-interest-bearing liabilities
Demand deposits	510,230			387,768
Accrued interest payable and other liabilities	20,220			26,397
Stockholders’ equity	355,121			289,280

	$3,247,299			$2,856,473

Net interest income/spread		$80,645	3.64%		$65,053	3.30%

Net interest income as a percent of average interest earning assets (1)			3.77%			3.43%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. Interest rate is presented on a tax equivalent basis.
(2)	Includes loan fees and late fees. The inclusion of these fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended September 30, 2017, a provision of $710,000 was required to adequately fund the ALLL compared to $455,000 for the same period of 2016. Commercial loan net charge-offs during the three-month period ended September 30, 2017 were $169,000, residential mortgage loan net charge-offs were $24,000 and consumer loan net charge-offs were negative $42,000. The increase in the provision for loan losses in the third quarter of 2017 compared to the same period of 2016 was due to increased additional allocations to loans originated in new markets and an increase in allocation for agricultural economic factors. The ALLL balance at September 30, 2017 was $15.6 million or 0.64% of total loans. This compares to an ALLL balance of $14.8 million at December 31, 2016 or 0.69% of total loans. The decrease in the ratio at September 30, 2017 compared to December 31, 2016 was due to an increase in loan balances, excluding acquired loans and loans held for sale, of $187.9 million.

For the nine-month period ended September 30, 2017, the provision for loan losses totaled $1.4 million compared to $1.2 million in the same period of 2016. The higher provision for loan losses for the nine months ended September 30, 2017 compared to the same period of 2016 was due to an increase in loan balances, along with additional allocations to loans originated in new markets and an increase in allocation for agricultural economic factors.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.82% as of September 30, 2017. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.24% as of September 30, 2017. The table below illustrates Horizon’s loan loss reserve ratio composition as of September 30, 2017.

Non-GAAP Allowance for Loan and Lease Loss Detail

As of September 30, 2017

(Dollars in Thousands, Unaudited)

	Horizon
	Legacy	Heartland	Summit	Peoples	Kosciusko	LaPorte	CNB	Lafayette	Total
Pre-discount loan balance	$1,903,322	$12,861	$44,649	$123,332	$64,450	$158,099	$7,694	$125,981	$2,440,388
Allowance for loan losses (ALLL)	15,515	71	—	—	—	—	—	—	15,586
Loan discount	N/A	846	2,365	2,944	810	4,036	206	3,356	14,563

ALLL+ loan discount	15,515	917	2,365	2,944	810	4,036	206	3,356	30,149

Loans, net	$1,887,807	$11,944	$42,284	$120,388	$63,640	$154,063	$7,488	$122,625	$2,410,239

ALLL/ pre-discount loan balance	0.82%	0.55%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.64%
Loan discount/ pre-discount loan balance	N/A	6.58%	5.30%	2.39%	1.26%	2.55%	2.68%	2.66%	0.60%
ALLL+ loan discount/ pre-discount loan balance	0.82%	7.13%	5.30%	2.39%	1.26%	2.55%	2.68%	2.66%	1.24%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2017.

Non-performing loans totaled $12.4 million as of September 30, 2017, up from $10.7 million as of December 31, 2016. Non-performing commercial, real estate and consumer loans increased by $1.0 million, $523,000 and $227,000, respectively, at September 30, 2017 compared to December 31, 2016.

Other Real Estate Owned (OREO) totaled $1.8 million at September 30, 2017 compared to $3.2 million on December 31, 2016 and $3.7 million on September 30, 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
	September 30	September 30	Amount	Percent
	2017	2016	Change	Change
Non-interest Income
Service charges on deposit accounts	$1,672	$1,605	$67	4.2%
Wire transfer fees	175	292	(117)	-40.1%
Interchange fees	1,251	1,156	95	8.2%
Fiduciary activities	1,887	1,653	234	14.2%
Gain on sale of investment securities	6	—	6	NM
Gain on sale of mortgage loans	1,950	3,528	(1,578)	-44.7%
Mortgage servicing net of impairment	369	409	(40)	-9.8%
Increase in cash surrender value of bank owned life insurance	474	449	25	5.6%
Other income	237	226	11	4.9%

Total non-interest income	$8,021	$9,318	$(1,297)	-13.9%

Total non-interest income was $1.3 million lower during the third quarter of 2017 compared to the same period of 2016. Service charges on deposit accounts increased $67,000, interchange fees increased by $95,000, and fiduciary activities increased $234,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the third quarter of 2017 generated $1.9 million of income from the gain on sale of mortgage loans, down $1.6 million from the same period in 2016. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $98.3 million in the third quarter of 2016 to $56.4 million in the same period of 2017. Wire transfer fee income decreased $117,000 during the third quarter of 2017 when compared to the same period of 2016 due to a decrease in mortgage warehouse activity and related wire transfer fees.

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Nine Months Ended
	September 30	September 30	Amount	Percent
	2017	2016	Change	Change
Non-interest Income
Service charges on deposit accounts	$4,638	$4,310	$328	7.6%
Wire transfer fees	503	588	(85)	-14.5%
Interchange fees	3,809	3,065	744	24.3%
Fiduciary activities	5,752	4,753	999	21.0%
Gain on sale of investment securities	38	875	(837)	-95.7%
Gain on sale of mortgage loans	5,918	9,171	(3,253)	-35.5%
Mortgage servicing net of impairment	1,175	1,356	(181)	-13.3%
Increase in cash surrender value of bank owned life insurance	1,346	1,145	201	17.6%
Other income	613	708	(95)	-13.4%

Total non-interest income	$23,792	$25,971	$(2,179)	-8.4%

Total non-interest income was $2.2 million lower in the first nine months of 2017 when compared to the same period of 2016. Service charges on deposit accounts increased $328,000, interchange fees increased $744,000 and fiduciary activities increased $999,000, primarily due to overall company growth and increased volume. Gain on sale of investment securities decreased $837,000 due to gains realized in the first nine months of 2016 as a result of an analysis that determined market conditions provided the opportunity to add

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016 gains to capital without negatively impacting loan-term earnings. Residential mortgage loan activity during the first nine months of 2017 generated $5.9 million from the gain on sale of mortgage loans, down $3.3 million from the same period in 2016. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $236.7 million in the first nine months of 2016 to $163.9 million in the same period of 2017.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	September 30	September 30	Amount	Percent
	2017	2016	Change	Change
Non-interest expense
Salaries	$9,245	$8,349	$896	10.7%
Commission and bonuses	1,413	1,799	(386)	-21.5%
Employee benefits	2,253	2,062	191	9.3%
Net occupancy expenses	2,400	2,174	226	10.4%
Data processing	1,502	1,616	(114)	-7.1%
Professional fees	649	612	37	6.0%
Outside services and consultants	2,504	2,686	(182)	-6.8%
Loan expense	1,215	1,482	(267)	-18.0%
FDIC deposit insurance	270	465	(195)	-41.9%
Other losses	58	107	(49)	-45.8%
Other expense	3,004	2,730	274	10.0%

Total non-interest expense	$24,513	$24,082	$431	1.8%

Total non-interest expense was $431,000 higher in the third quarter of 2017 compared to the same period of 2016. Excluding merger-related expenses of $2.0 million and $3.0 million recorded during the three months ended September 30, 2017 and 2016, respectively, total non-interest expense increased $1.4 million, or 6.5%. Salaries increased by $896,000 due to a larger employee base. Net occupancy expense increased $226,000 due to Horizon’s investment in growth markets and the LaPorte Bancorp, CNB and Lafayette acquisitions. Other expense increased $274,000 primarily due to higher amortization expense related to core deposit intangibles. Outside service and consultant, professional fees and other expense decreased $182,000 in the third quarter of 2017 when compared to the same period of 2016 primarily due to lower merger-related expenses. FDIC insurance expense was $195,000 lower in the third quarter of 2017 when compared to the same period of 2016 as the assessment rate schedule was reduced effective for assessment payments due in the fourth quarter of 2016 and during 2017. Loan expenses decreased $267,000 primarily due to a decrease in loan collection expenses. Data processing expense decreased $114,000 in the third quarter of 2017 when compared to the same period in 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Nine Months Ended
	September 30	September 30	Amount	Percent
	2017	2016	Change	Change
Non-interest Expense
Salaries	$26,867	$22,485	$4,382	19.5%
Commission and bonuses	3,863	4,064	(201)	-4.9%
Employee benefits	6,356	6,043	313	5.2%
Net occupancy expenses	7,048	6,011	1,037	17.3%
Data processing	4,311	3,855	456	11.8%
Professional fees	1,797	2,190	(393)	-17.9%
Outside services and consultants	4,991	5,983	(992)	-16.6%
Loan expense	3,572	4,086	(514)	-12.6%
FDIC deposit insurance	776	1,279	(503)	-39.3%
Other losses	186	510	(324)	-63.5%
Other expense	8,755	9,616	(861)	-9.0%

Total non-interest expense	$68,522	$66,122	$2,400	3.6%

Total non-interest expense was $2.4 million higher for the nine months ended September 30, 2017 compared to the same period of 2016. Excluding merger-related expenses of $2.2 million and $5.5 million recorded during the nine months of September 30, 2017 and 2016, respectively, total non-interest expense increased $5.7 million, or 9.3%. Salaries increased by $4.4 million due to a larger employee base. Net occupancy expenses increased $1.0 million due to Horizon’s investment in growth markets and the Kosciusko, LaPorte Bancorp, CNB and Lafayette acquisitions. Data processing expenses increased $456,000 primarily due to company growth. Outside services and consultants, professional fees and other expenses decreased $992,000, $393,000 and $861,000, respectively, for the nine months ended September 30, 2017 compared to the same period of 2016 primarily due to one-time expenses related to the Kosciusko and LaPorte Bancorp acquisitions. FDIC deposit insurance expense was $503,000 lower for the first nine months of 2017 when compared to the same period in 2016 as the assessment rate schedule was reduced effective for assessment payments due in the fourth quarter of 2016 and in 2017. Other losses decreased $324,000 for the nine months ended September 30, 2017 when compared to the same period in 2016, primarily due to a decrease in debit card related expense. Loan expense decreased $514,000 as loan collection expenses were lower during the first nine months of 2017 when compared to the same period of 2016.

Income Taxes

Income tax expense for the third quarter of 2017 was $2.5 million compared to $2.6 million for the same period of 2016. The effective tax rate for the third quarter of 2017 was 23.5% compared to 28.2% in the same period of 2016. The decrease in the effective tax rate for the third quarter of 2017 was primarily due to tax benefits related to the exercise of stock options.

Income tax expense for the nine months ended September 30, 2017 was $9.1 million compared to $7.2 million for the same period of 2016. The effective tax rate for the first nine months of 2017 was 26.3% compared to 28.2% in the same period of 2016. The decrease in the effective tax rate for the nine months ended September 30, 2017 was primarily due to tax benefits related to the exercise of stock options.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2017, cash and cash equivalents increased by approximately $1.8 million. At September 30, 2017, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $236.3 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $453.9 million at December 31, 2016 and $278.2 million at September 30, 2016.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2017. Stockholders’ equity totaled $392.1 million as of September 30, 2017, compared to $340.9 million as of December 31, 2016. For the nine months ended September 30, 2017, the ratio of average stockholders’ equity to average assets was 10.94% compared to 10.22% for the twelve months ended December 31, 2016. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared, as well as the stock issued in the Lafayette acquisition.

On February 1, 2016, the Company paid off the $12.5 million in funds received through the Small Business Lending Fund with cash from the holding company, thereby ending its participation in the program, pursuant to which it issued preferred stock to the US Treasury. The funds were paid off due to an increase in the dividend cost that would have gone in effect at the end of February 2016.

Horizon declared common stock dividends in the amount of $0.37 per share during the first nine months of 2017 and $0.30 per share for the same period of 2016. The dividend payout ratio (dividends as a percent of basic earnings per share) was 32.4% and 31.6% for the first nine months of 2017 and 2016, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2016.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30
	2017	2017	2016	2017	2016
Net Interest Margin As Reported
Net interest income	$27,879	$27,198	$24,410	$80,645	$65,053
Average interest-earning assets	3,078,611	2,943,627	2,957,944	2,940,659	2,591,566
Net interest income as a percent of average interest-earning assets (“Net Interest Margin”)	3.71%	3.84%	3.37%	3.77%	3.43%
Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(661)	$(939)	$(459)	$(2,616)	$(1,404)
Excluding Impact of Prepayment Penalties and Acquisitions
Net interest income	$27,218	$26,259	$23,951	$78,029	$63,649
Average interest-earning assets	3,078,611	2,943,627	2,957,944	2,940,659	2,591,566
Core Net Interest Margin	3.63%	3.71%	3.31%	3.65%	3.36%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Non-GAAP Reconciliation of Net Income
Net income as reported	$8,171	$6,602	$25,467	$18,309
Merger expenses	2,013	2,953	2,213	5,472
Tax effect	(516)	(886)	(586)	(1,582)

Net income excluding merger expenses	9,668	8,669	27,094	22,199
Gain on sale of investment securities	(6)	—	(38)	(875)
Tax effect	2	—	13	306

Net income excluding gain on sale of investment securities	9,664	8,669	27,069	21,630
Acquisition-related purchase accounting adjustments (“PAUs”)	(661)	(459)	(2,616)	(1,404)
Tax effect	231	161	916	491

Net income excluding PAUs	$9,234	$8,371	$25,369	$20,717

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$0.36	$0.30	$1.13	$0.94
Merger expenses	0.09	0.14	0.10	0.28
Tax effect	(0.02)	(0.04)	(0.02)	(0.08)

Diluted earnings per share excluding merger expenses	0.43	0.40	1.21	1.14
Gain on sale of investment securities	(0.00)	—	(0.00)	(0.05)
Tax effect	0.00	—	0.00	0.02

Net income excluding gain on sale of investment securities	0.43	0.40	1.21	1.11
Acquisition-related PAUs	(0.03)	(0.02)	(0.12)	(0.07)
Tax effect	0.01	0.01	0.04	0.03

Diluted earnings per share excluding PAUs	$0.41	$0.39	$1.13	$1.07

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands Except per Share Data)

	September 30	June 30	March 31	December 31	September 30
	2017	2017	2017	2016	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total stockholders’ equity	$392,055	$357,259	$348,575	$340,855	$345,736
Less: Intangible assets	103,244	86,726	87,094	86,307	83,891

Total tangible stockholders’ equity	$288,811	$270,533	$261,481	$254,548	$261,845

Common shares outstanding	23,325,459	22,176,465	22,176,465	22,171,596	22,143,228
Tangible book value per common share	$12.38	$12.20	$11.79	$11.48	$11.83

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

Non-GAAP Reconciliation of Return on Average Assets

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Non-GAAP Reconciliation of Net Income
Average Assets	$3,383,662	$3,273,618	$3,247,300	$2,856,473
Net income as reported	8,171	6,602	25,467	18,309
Merger expenses	2,013	2,953	2,213	5,472
Tax effect	(516)	(886)	(586)	(1,582)

Net income excluding merger expenses	9,668	8,669	27,094	22,199
Gain on sale of investment securities	(6)	—	(38)	(875)
Tax effect	2	—	13	306

Net income excluding gain on sale of investment securities	9,664	8,669	27,069	21,630
Acquisition-related purchase accounting adjustments (“PAUs”)	(661)	(459)	(2,616)	(1,404)
Tax effect	231	161	916	491

Net income excluding PAUs	$9,234	$8,371	$25,369	$20,717

Non-GAAP Reconciliation Return on Average Assets
Return on average assets as reported	0.96%	0.80%	1.05%	0.86%
Merger expenses	0.24%	0.37%	0.09%	0.25%
Tax effect	-0.06%	-0.11%	-0.03%	-0.07%

Return on average assets excluding merger expenses	1.14%	1.06%	1.11%	1.04%
Gain on sale of investment securities	0.00%	0.00%	0.00%	-0.04%
Tax effect	0.00%	0.00%	0.00%	0.01%

Return on average assets excluding gain on sale of investment securities	1.14%	1.06%	1.11%	1.01%
Acquisition-related PAUs	-0.08%	-0.06%	-0.11%	-0.06%
Tax effect	0.03%	0.02%	0.04%	0.02%

Return on average assets excluding PAUs	1.09%	1.02%	1.04%	0.97%

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Nine Months ended September 30, 2017 and 2016

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2016 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2016 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2017, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2017, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months ended September 30, 2017 and 2016

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

For the Three and Nine Months ended September 30, 2017 and 2016

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

HORIZON BANCORP

Dated:	November 8, 2017	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated:	November 8, 2017	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer