Form 10-K
period 2017-12-31
HORIZON BANCORP /IN/
filed 2018-02-28
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 0-10792

Horizon Bancorp

(Exact name of registrant as specified in its charter)

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Street, Michigan City	46360
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code: 219-879-0211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price of such stock as of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $554.7 million.

As of February 27, 2018, the registrant had 25,560,819 shares of common stock outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 3, 2018 annual meeting of shareholders	Part III

HORIZON BANCORP

2017 Annual Report on Form 10-K

HORIZON BANCORP

2017 Annual Report on 10-K

FORWARD-LOOKING STATEMENTS

A cautionary note about forward-looking statements: In addition to historical information, information included and incorporated by reference in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking those safe-harbor provisions. Forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about Horizon’s financial and business performance as well as economic and market conditions. They often can be identified by the use of words such as “expect,” “may,” “likely,” “could,” “should,” “will,” “intend,” “project,” “estimate,” “believe,” “anticipate,” “seek,” “plan,” “goals,” “strategy,” “future” and variations of such words and similar expressions.

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

Although management believes that the expectations reflected in forward-looking statements are reasonable, actual results may differ materially, whether adversely or positively, from the expectations of Horizon that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause Horizon’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to the following:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes and the outflow of deposits;

•	loss of key Horizon personnel;

•	increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;

•	loss of fee income, including interchange fees, as new and emerging alternative payment platforms (e.g., Apple Pay or Bitcoin) take a greater market share of the payment systems;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the impact of whole or partial dismantling of provisions of the Dodd-Frank Act under the current federal administration;

•	the impact of the Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

HORIZON BANCORP

•	rapid technological developments and changes;

•	the risks presented by cyber terrorism and data security breaches;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits; and

•	the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

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

General

Horizon Bancorp (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in the Northern and Central regions of Indiana and the Southern, Central and Great Lakes Bay regions of Michigan through its bank subsidiary, Horizon Bank (“Horizon Bank” or the “Bank”) and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. Prior to that date, Horizon was chartered as a national banking association founded in 1873. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.

On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally-chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.0152 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331, and the shares of Horizon common stock issued to Wolverine shareholders totaled 2,160,697. Based upon the October 16, 2017 closing price of $29.06 per share of Horizon common stock immediately prior to the effectiveness of the merger, less the consideration used to pay off Wolverine Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $93.8 million. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and the Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement,

HORIZON BANCORP

shareholders of Lafayette received 0.5878 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,091,259. Based upon the August 31, 2017 closing price of $26.17 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale and to increase revenue in this vibrant growth market.

On February 3, 2017, Horizon completed the purchase and assumption of certain assets and liabilities of a single branch of First Farmers Bank & Trust Company, in Bargersville, Indiana. Net cash of $11.0 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for loans acquired in the transaction of $3.4 million and a 3.0% premium on deposits. Customer deposit balances were recorded at $14.8 million and a core deposit intangible of $452,000 was recorded in the transaction which will be amortized over ten years on a straight line basis. There was no goodwill generated in the transaction.

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

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and the Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the merger agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 0.9435 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte Bancorp stockholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 3,421,488 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $18.36 per share of Horizon common stock, less the consideration used to pay off LaPorte Bancorp’s ESOP loan receivable, the transaction had an implied valuation of approximately $98.6 million. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

HORIZON BANCORP

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

The Bank maintains 62 full service offices and 4 loan and deposit production offices. At December 31, 2017, the Bank had total assets of $3.96 billion and total deposits of $2.88 billion. The Bank has wholly-owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust, The Loan Store, Inc. and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Loan Store, Inc. does not presently engage in any business activities. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.

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

The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2017, revenues from loans accounted for 69.5% of the total consolidated revenue, and revenues from investment securities accounted for 10.0% of total consolidated revenue.

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

Employees

The Company and its subsidiaries employed approximately 701 full and part-time employees as of December 31, 2017.

HORIZON BANCORP

Competition

Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of areas throughout the northern, northwestern, northeastern and central regions of the state of Indiana along with the southern, central and Great Lakes Bay regions of the state of Michigan. The Bank’s primary market is further defined by the Indiana counties of La Porte, Lake, Porter, St. Joseph, Elkhart, Kosciusko, LaGrange, DeKalb, Noble, Whitley, Allen, Fountain, Tippecanoe, Hamilton, Marion and Johnson, as well as the Michigan counties of Berrien, Cass, St. Joseph, Kalamazoo, Ingham, Midland, Saginaw and Oakland. The Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions and other non-bank and digital financial service providers. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.

Horizon was the largest of the eight bank and thrift institutions in La Porte County with a 54.31% market share, as of June 30, 2017. In July 2016, Horizon completed its acquisition of The LaPorte Savings Bank adding its market share and a net of four branches located in La Porte County. In Porter County, Horizon was the fifth largest of 13 institutions with a market share of 11.26%. As of June 30, 2017, Horizon held 1.53% of the market share in Lake County. Horizon entered Kosciusko County in June 2016 through its acquisition of Farmers State Bank. As of June 30, 2017, Horizon held a market share of 7.84% and was ranked fourth out of 10 institutions in Kosciusko County. Horizon entered the Indiana counties of Allen, DeKalb, LaGrange, Noble and Whitley in 2015 through its acquisition of Peoples FSB. As of June 30, 2017, Horizon was the largest of the 11 bank and thrift institutions in DeKalb County with a market share of 23.09%, followed by market shares of 8.53% in Whitley County; 7.48% in Noble County; 5.44% in LaGrange County; and less than 1% in Allen County. Horizon’s market share in the counties of St. Joseph and Elkhart were less than 1% at June 30, 2017. At June 30, 2017, Horizon held a 10.38% market share in Fountain County, which it entered in late 2016 through the acquisition of Central National Bank and Trust. On September 1, 2017, Horizon acquired Lafayette Community Bank and entered Tippecanoe County. Lafayette Community Bank was ranked fifth of the 16 institutions in Tippecanoe County with a 5.69% market share. In 2012, Horizon entered Johnson County through its acquisition of Heartland Bank and ranked third of the 19 institutions with a market share of 11.55%, as of June 30, 2017. Horizon’s market share of deposits was less than 1% each in Hamilton and Marion Counties.

Horizon was the fourth largest of the 11 bank and thrift institutions in Berrien County with an 8.46% market share, as of June 30, 2017. The branches acquired from Peoples FSB in Michigan are located in Cass, St. Joseph and Kalamazoo Counties where Horizon held market share of 6.02%, 5.25% and 1.38%, respectively, as of June 30, 2017. Horizon entered Ingham County through its acquisition of Summit Community Bank in 2014 and held 2.37% market share as of June 30, 2017. On October 17, 2017, Horizon acquired Wolverine Bank and entered Midland and Saginaw counties. At June 30, 2017, Wolverine Bank was second largest of seven institutions in Midland County with an 11.51% market share. Wolverine Bank also held a market share of 1.64% in Saginaw County. As of June 30, 2017, Horizon held less than 1% market share in Kent County, Michigan. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov.)

Regulation and Supervision

General

As a bank holding company and a financial holding company, the Company is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”) as its primary federal regulator under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company is required to file annual reports with the Federal Reserve and provide other information that the Federal Reserve may require. The Federal Reserve may also make examinations and inspections of the Company.

The Bank, as an Indiana-chartered bank, is subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions (“DFI”) as its primary state regulator. Also, as to certain matters, the Bank is under the supervision of, and subject to examination by, the Federal Deposit Insurance Corporation (“FDIC”) because the FDIC provides deposit insurance to the Bank and is the Bank’s primary federal regulator.

HORIZON BANCORP

The supervision, regulation and examination of Horizon and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for the benefit of Horizon’s shareholders.

Horizon is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Horizon’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “HBNC,” and Horizon is subject to the NASDAQ rules applicable to listed companies.

Included below is a brief summary of significant aspects of the laws, regulations and policies applicable to Horizon and the Bank. This summary is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are referenced and is not intended to be an exhaustive description of the statutes, regulations and policies applicable to the business of Horizon and the Bank. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and by federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Horizon and the Bank could have a material effect on Horizon’s business, financial condition and results of operations.

The Bank Holding Company Act

The BHC Act generally limits the business in which a bank holding company and its subsidiaries may engage to banking or managing or controlling banks and those activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Those closely related activities currently can include such activities as consumer finance, mortgage banking and securities brokerage. Certain well-managed and well-capitalized bank holding companies may elect to be treated as a “financial holding company” and, as a result, will be permitted to engage in a broader range of activities that are financial in nature and in activities that are determined to be incidental or complementary to activities that are financial in nature. Horizon has both qualified as, and elected to be, a financial holding company. Activities that are considered financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and managerial strength for their subsidiary banks. The Dodd-Frank Act, which was signed into law on July 21, 2010, codified this policy. Under this requirement, Horizon is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which Horizon might not otherwise do so. For this purpose, “source of financial strength” means Horizon’s ability to provide financial assistance to the Bank in the event of the Bank’s financial distress.

The BHC Act, the Bank Merger Act (which is the popular name for Section 18(c) of the Federal Deposit Insurance Act) and other federal and state statutes regulate acquisitions of banks and bank holding companies. The BHC Act requires the prior approval of the Federal Reserve before a bank holding company may acquire more than a 5% voting interest or substantially all the assets of any bank or bank holding company. Banks must also seek prior approval from their primary state and federal regulators for any such acquisitions. In reviewing applications seeking approval for mergers and other acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and the effectiveness of the subject organizations in combating money laundering activities.

HORIZON BANCORP

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA), with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2017, please refer to the subsection titled “Capital Regulation” in this “Regulation and Supervision” section.

Branching and Acquisitions

Indiana law, the BHC Act and the Bank Merger Act restrict certain types of expansion by the Company and the Bank. The Company and the Bank may be required to apply for prior approval from (or give prior notice and an opportunity for review to) the Federal Reserve, the DFI and the FDIC, and or other regulatory agencies as a condition to the acquisition or establishment of new offices, or the acquisition by merger, purchase or otherwise of the stock, business or assets of other banks or companies.

Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations. Indiana law also authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state in which the new branch will be opened is no longer required.

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

The Dodd-Frank Act resulted in significant changes to the FDIC’s deposit insurance system. Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the DIF at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the long term goal for the designated reserve ratio of the deposit insurance fund at 2% of estimated insured deposits.

Also as a consequence of the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed in 2011 from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Effective April 1, 2011, the initial base assessment rates were as follows:

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

However, effective as of June 30, 2016, the reserve ratio reached 1.15% and a new assessment rate schedule became effective July 1, 2016, with rates ranging from 3 to 30 basis points instead of 5 to 35 basis points. Assessment rates for all established smaller banks will be determined using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The new pricing system eliminates risk categories, but establishes minimum and maximum assessment rates for established small banks based on a bank’s CAMELS composite ratings (i.e., capital adequacy, asset quality, management, earnings, liquidity and sensitivity).

Horizon’s FDIC deposit insurance expense decreased $513,000 during 2017 compared to 2016 as a result of the new assessment rate schedule effective July 1, 2016.

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

FDIC-insured institutions are also subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the insolvent Federal Savings and Loan Insurance Corporation, an early predecessor of the DIF. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. The FICO assessment rate was 0.56 basis points for each $100 of insured deposits for the first quarter of 2017 and reduced to 0.54 basis points for the remaining three quarters of 2017. The assessment rate for the first quarter of 2018 was further reduced to 0.46 basis points for each $100 of insured deposits.

Transactions with Affiliates and Insiders

Horizon and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks, affiliated companies and their executive officers, including limits on credit transactions between these parties. The statute prescribes terms and conditions in order for bank affiliate transactions to be deemed to be consistent with safe and sound banking practices, and it also restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate. In general, extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and subject to credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with non-affiliates, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Capital Regulation

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Generally, to satisfy the capital requirements, the Company must maintain capital sufficient to meet both risk-based asset ratio tests and a leverage ratio test on a consolidated basis. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments into various risk-weighted categories, with higher weighting assigned to categories perceived as representing greater risk. A risk-based ratio represents the applicable measure of capital divided by total risk-weighted assets. The leverage ratio is a measure of the Company’s core capital divided by total assets adjusted as specified in the guidelines.

The capital guidelines divide a bank holding company’s or bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary capital (“Tier II”) includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. The regulations also require the maintenance of a leverage ratio designed to supplement the risk-based capital guidelines.

HORIZON BANCORP

This ratio is computed by dividing Tier I capital, net of all intangibles, by the quarterly average of total assets. Pursuant to the regulations, banks must maintain capital levels commensurate with the level of risk, including the volume and severity of problem loans to which they are exposed.

Effective January 1, 2015 (subject to certain phase-in provisions through January 1, 2019), the Company became subject to new federal banking rules implementing changes arising from Dodd-Frank and the U.S. Basel Committee on Banking Supervision, providing a capital framework for all U.S. banks and bank holding companies (“Basel III”). Basel III increased the minimum requirements for both the quantity and quality of capital held by Horizon and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% (increased from 4.0%), a total capital ratio of 8.0% (unchanged from prior rules) and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of certain bonuses to senior executive management. The capital conservation buffer requirement is being phased in over three years beginning in 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis.

Basel III also introduced other changes, including an increase in the capital required for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Banking organizations with less than $15 billion in assets as of December 31, 2010, such as Horizon, are permitted to retain non-qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010, subject generally to a limit of 25% of Tier 1 capital.

Horizon’s management believes that, as of December 31, 2017, Horizon and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis, as if all such requirements were currently in effect.

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2017.

					Required For Capital[1]
			Required For Capital[1]		Adequacy Purposes		Well Capitalized Under Prompt[1]
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total capital[1] (to risk-weighted assets)
Consolidated	$384,800	12.91%	$238,543	8.00%	$275,816	9.25%	N/A	N/A
Bank	382,788	12.85%	238,386	8.00%	275,634	9.25%	$297,982	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	368,355	12.35%	178,907	6.00%	216,180	7.25%	N/A	N/A
Bank	366,343	12.29%	178,790	6.00%	216,038	7.25%	238,386	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	329,892	11.06%	134,181	4.50%	171,454	5.75%	N/A	N/A
Bank	366,343	12.29%	134,092	4.50%	171,340	5.75%	193,689	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	368,355	9.92%	148,503	4.00%	148,503	4.00%	N/A	N/A
Bank	366,343	9.89%	148,116	4.00%	148,116	4.00%	185,145	5.00%

[1]	As defined by regulatory agencies

The Dodd-Frank Act also requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries, except that bank holding companies with less than $1 billion in assets are exempt from these capital requirements.

HORIZON BANCORP

Dividends

Horizon is a legal entity separate and distinct from the Bank. The primary source of Horizon’s cash flow, including cash flow to pay dividends on its common stock, is the payment of dividends to Horizon by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered appropriate by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. The Bank is generally exempt from this DFI pre-approval process for dividends if (i) the Bank has been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; (ii) the proposed dividend will not result in a Tier 1 leverage ratio below 7.5%; and (iii) the Bank is not subject to any corrective action, supervisory order, supervisory agreement or board approved operating agreement.

The FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.

In addition, under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality and overall financial condition. The Federal Reserve issued a letter dated February 24, 2009, to bank holding companies informing them that it expects bank holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common stock or preferred stock. Although the effect of this letter was revised in December 2015 to become inapplicable to certain large U.S. bank holding companies (generally, those with at least $50 billion in average total consolidated assets), the guidance remains effective for bank holding companies like Horizon.

Prompt Corrective Regulatory Action

Under FDICIA, federal banking regulatory authorities are required to take regulatory enforcement actions known as “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The extent of the regulators’ powers depends on whether the institution in question is categorized as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the submission of a capital restoration plan; (ii) placing limits on asset growth and restrictions on activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions with affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, for critically undercapitalized institutions, appointing a receiver for the institution.

New prompt corrective action requirements that became effective January 1, 2015, increased the capital level requirements necessary to qualify as “well capitalized.” At December 31, 2017, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier 1 risk-based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk-based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

HORIZON BANCORP

Banking regulators may change these capital requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Company is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.

Anti-Money Laundering – The USA Patriot Act and the Bank Secrecy Act

Horizon is subject to the provisions of the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures to address money laundering, suspicious activities and currency transaction reporting, and currency crimes. The regulations promulgated under the USA PATRIOT Act of 2001 require financial institutions such as the Bank to adopt controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers.

The Bank Secrecy Act of 1970, which was amended to incorporate certain provisions of the USA PATRIOT Act of 2001, also focuses on combating money laundering and terrorist financing and requires financial institutions to develop policies, procedures and practices to prevent, detect and deter these activities, including customer identification programs and procedures for filing suspicious activity reports. Banks have until May 2018 at the latest to update their policies with respect to new customer due diligence regulations adopted by the U.S. Department of the Treasury under the Bank Secrecy Act. Horizon Bank has created a project team led by the Bank’s compliance officer to work on and implement the Fifth Pillar of the Bank Secrecy Act (“BSA”) which focuses on identifying beneficial ownership. The BSA officer is working on policies and procedures with a target date for full implementation on, or before, May 11, 2018. To prepare for the implementation of this enhanced due diligence, the BSA Officer and BSA Analysts have attended in-person training sessions and webinars. The implementation of the new policy and procedures will include training of all Bank personnel.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations relating thereto, could have serious legal and reputational consequences for Horizon and the Bank.

Federal Securities Law and NASDAQ

The shares of common stock of Horizon have been registered with the SEC under the Securities Exchange Act (the “1934 Act”). Horizon is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC promulgated thereunder.

Shares of common stock held by persons who are affiliates of Horizon may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If Horizon meets the current public information requirements under Rule 144, each affiliate of Horizon who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of Horizon or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Under the Dodd-Frank Act, Horizon is required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments in connection with mergers and acquisitions. These votes are non-binding and advisory. At least once every six years, Horizon must also permit shareholders to determine, on an advisory basis, whether such votes on executive compensation (called “say on pay” votes) should be held every one, two, or three years. In 2012, Horizon’s shareholders voted in favor of presenting the executive compensation “say on pay” question every year, and so the question has been included and voted on every year since then. Because it has been six years since the last vote deciding the frequency of the “say on pay” question, Horizon will ask shareholders to vote on frequency at the annual meeting to be held in 2018.

Shares of common stock of Horizon are listed on The NASDAQ Global Select Market under the trading symbol “HBNC,” and Horizon is subject to the rules of NASDAQ for listed companies.

HORIZON BANCORP

Sarbanes-Oxley Act of 2002

Horizon is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which revised the laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act applies to all companies with equity or debt securities registered under the 1934 Act. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

Pursuant to the final rules adopted by the SEC to implement Section 404 of the Sarbanes-Oxley Act, Horizon is required to include in each Form 10-K it files a report of management on Horizon’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of Horizon, identify the framework used by management to evaluate the effectiveness of Horizon’s internal control over financial reporting and provide management’s assessment of the effectiveness of Horizon’s internal control over financial reporting. This Annual Report on Form 10-K also includes an attestation report issued by Horizon’s registered public accounting firm on Horizon’s internal control over financial reporting. For fiscal years prior to the year ended December 31, 2012, Horizon was not an “accelerated filer” and, therefore, Horizon was exempt from the attestation report requirements.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau within the Federal Reserve System with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies were transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with offering consumer financial products. Additionally, the CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities.

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

HORIZON BANCORP

The CFPB also amended Regulation C to implement amendments to the Home Mortgage Disclosure Act made by the Dodd-Frank Act. The amendment added a significant number of new information collecting and reporting requirements for financial institutions, most of which became effective as of January 1, 2018.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of Horizon in substantial and unpredictable ways. Horizon has incurred higher operating costs in complying with the Dodd-Frank Act, and expects these higher costs to continue for the foreseeable future. Horizon’s management continues to review the status of the rules and regulations adopted pursuant to the Dodd-Frank Act and assess their probable impact on the business, financial condition and results of operations of Horizon.

Horizon’s management will also continue to monitor Congressional action to pursue President Trump’s announced plans to repeal or modify the Dodd-Frank Act. In 2017, the House of Representatives successfully passed a bill to dismantle the Dodd-Frank Act, but no Senate action resulted other than action to repeal a controversial arbitration rule under the Dodd-Frank Act.

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2017, the Bank’s investment in stock of the FHLB of Indianapolis was $18.0 million. For the year ended December 31, 2017, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $668,000, for an annualized rate paid in dividends of 4.3%.

Limitations on Rates Paid for Deposits; Restrictions on Brokered Deposits

FDIC regulations restrict the interest rates that less than well-capitalized insured depository institutions may pay on deposits and also restrict the ability of such institutions to accept brokered deposits. These regulations permit a “well capitalized” depository institution to accept, renew or roll over brokered deposits without restriction, and an “adequately capitalized” depository institution to accept, renew or roll over brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates). The regulations prohibit an “undercapitalized” depository institution from accepting, renewing or rolling over brokered deposits. These regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of FDICIA. The Bank is a well-capitalized institution, and management does not believe that these regulations have a materially adverse effect on the Bank’s current operations.

HORIZON BANCORP

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion proposals (e.g., branching and acquisitions of other financial institutions) and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act adopted in 1999 (“Gramm-Leach”) was intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. Gramm-Leach was responsible for establishing a distinct type of bank holding company, known as a financial holding company, which is allowed to engage in an expanded range of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. As previously discussed, Horizon has qualified as, and elected to become, a financial holding company under the Gramm-Leach amendments to the BHC Act.

Under Gramm-Leach, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of Gramm-Leach affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

The Company does not disclose any non-public information about any current or former customers to anyone except as permitted by law and subject to contractual confidentiality provisions which restrict the release and use of such information.

Interchange Fees for Debit Cards

Under the Dodd-Frank Act, interchange fees for bank card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Interchange fees are transaction fees between banks for each bank card transaction, designed to reimburse the card-issuing bank for the costs of handling and credit risk inherent in a bank credit or debit card transaction. Although institutions with total assets of less than $10 billion, like the Bank, are exempt from this requirement, competitive pressures are likely to require smaller depository institutions to reduce fees with respect to these bank card transactions.

Other Regulation

In addition to the matters discussed above, the Bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit and debt collection activities and regulations affecting secondary mortgage market activities. Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations.

HORIZON BANCORP

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

Legislative Initiatives

Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above such as the potential dismantling of the Dodd-Frank Act. Horizon cannot predict with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or Horizon and its affiliates in particular will be affected.

BANK HOLDING COMPANY STATISTICAL DISCLOSURES

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Information required by this section of Securities Act Industry Guide 3 is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Item 7 below, herein incorporated by reference.

II.	INVESTMENT PORTFOLIO

A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2017		December 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Treasury and federal agencies	$19,277	$19,052	$8,051	$7,989	$5,940	$5,926
State and municipal	148,045	149,564	117,327	116,592	73,829	75,095
Federal agency collateralized mtg. obligations	132,871	130,365	139,040	137,195	157,291	156,203
Federal agency mortgage-backed pools	211,487	208,657	180,183	176,726	206,970	207,704
Private labeled mortgage-backed pools	1,650	1,642	—	—	—	—
Corporate notes	272	385	1,238	1,329	32	54

Total available for sale	513,602	509,665	445,839	439,831	444,062	444,982
Total held to maturity	200,448	201,085	193,194	194,086	187,629	193,703

Total investment securities	$714,050	$710,750	$639,033	$633,917	$631,691	$638,685

HORIZON BANCORP

B.	The following is a schedule of maturities of each category of available for sale and held-to-maturity debt securities and the related weighted-average yield of such securities as of December 31, 2017:

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$1,492	1.21%	$17,560	1.88%	$—	0.00%	$—	0.00%
State and municipal	11,834	2.67%	22,633	3.04%	51,156	4.14%	63,941	4.11%
Federal agency collateralized mtg. obligations(2)	65	3.99%	6,277	2.96%	38,417	2.69%	85,606	2.70%
Federal agency mortgage-backed pools(2)	30	4.43%	8,851	2.74%	44,203	2.53%	155,573	2.67%
Private labeled mortgage-backed pools(2)	—	0.00%	—	0.00%	1,642	2.53%	—	0.00%
Corporate notes	—	0.00%	—	0.00%	—	0.00%	385	0.00%

Total available for sale	$13,421	2.52%	$55,321	2.61%	$135,418	3.15%	$305,505	2.98%
Total held to maturity	$1,934	1.86%	$50,936	3.59%	$93,279	3.86%	$54,936	3.87%

Total investment securities	$15,355	2.43%	$106,257	3.08%	$228,697	3.44%	$360,441	3.11%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2017.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications for the years indicated.

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial	$1,617,870	$1,069,956	$804,995	$674,314	$505,189
Real estate	606,760	531,874	437,144	254,625	185,958
Mortgage warehouse	94,508	135,727	144,692	129,156	98,156
Consumer	512,857	398,429	362,300	320,459	279,525

	2,831,995	2,135,986	1,749,131	1,378,554	1,068,828
Allowance for loan losses	(16,394)	(14,837)	(14,534)	(16,501)	(15,992)

Total loans	$2,815,601	$2,121,149	$1,734,597	$1,362,053	$1,052,836

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehouse and consumer loans, as of December 31, 2017:

(dollars in thousands)	One Year	One Through	After Five
Maturing or repricing	or Less	Five Years	Years	Total
Commercial, financial, agricultural and commercial tax-exempt loans	$995,899	$574,467	$47,504	$1,617,870

HORIZON BANCORP

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Fixed	Variable
(dollars in thousands)	Rate	Rate
Total commercial, financial, agricultural and commercial tax-exempt loans due after one year	$415,854	$206,117

C.	Risk Elements

Non-accrual, Past Due and Restructured Loans - The following schedule summarizes non-accrual, past due and restructured loans.

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2017	2016	2015	2014	2013
Non-performing loans
Commercial
More than 90 days past due	$—	$183	$—	$—	$45
Non-accrual	6,689	2,249	5,030	10,024	4,014
Trouble debt restructuring - accruing	1	—	60	610	1,296
Trouble debt restructuring - non-accrual	451	—	1,915	1,221	2,116
Real estate
More than 90 days past due	—	—	1	40	2
Non-accrual	3,693	2,959	4,354	2,297	2,459
Trouble debt restructuring - accruing	1,672	1,254	808	2,526	2,686
Trouble debt restructuring - non-accrual	351	809	1,074	1,031	999
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring - accruing	—	—	—	—	—
Trouble debt restructuring - non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	167	58	27	75	2
Non-accrual	2,894	2,728	2,878	2,991	3,275
Trouble debt restructuring - accruing	285	238	350	1,236	1,072
Trouble debt restructuring - non-accrual	211	205	183	391	311

Total non-performing loans	16,414	10,683	16,680	22,442	18,277

Other real estate owned and repossessed collateral
Commercial	578	542	161	411	830
Real estate	200	2,648	3,046	636	1,277
Mortgage warehouse	—	—	—	—	—
Consumer	60	26	—	154	14

Total other real estate owned and repossessed collateral	838	3,216	3,207	1,201	2,121

Total non-performing assets	$17,252	$13,899	$19,887	$23,643	$20,398

(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2017, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$870
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2017, and included in net income for the period.	238

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2017.	$632

HORIZON BANCORP

Discussion of Non-Accrual Policy

1.	From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. Further, it is management’s policy to place a commercial loan on a non-accrual status when delinquent in excess of 90 days or it has had the accrual of interest discontinued by management. The officer responsible for the loan, the Chief Credit Officer and the senior commercial loan workout officer must review all loans placed on non-accrual status.

2.	Potential Problem Loans:

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $16.4 million and $10.7 million at December 31, 2017 and 2016. The allowance for impaired and non-accrual loans included in the Bank’s allowance for loan losses totaled $184,000 and $4,000 at those respective dates. The average balance of impaired loans during 2017 and 2016 was $3.8 million and $2.9 million.

3.	Foreign Outstandings:

None.

4.	Loan Concentrations:

As of December 31, 2017, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2017, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2017	2016	2015	2014	2013
Loans outstanding at the end of the period (1)	$2,831,995	$2,135,986	$1,749,131	$1,378,554	$1,068,828
Average loans outstanding during the period (1)	2,335,126	1,948,580	1,593,790	1,247,510	1,092,662

(1)	Net of unearned income and deferred loan fees

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of the period	$14,837	$14,534	$16,501	$15,992	$18,270
Loans charged-off:
Commercial	377	758	3,437	1,802	2,532
Real estate	89	213	288	328	1,055
Consumer	1,787	1,689	2,374	1,999	2,663

Total loans charged-off	2,253	2,660	6,099	4,129	6,250
Recoveries of loans previously charged-off:
Commercial	268	210	192	773	668
Real estate	44	97	69	21	114
Consumer	1,028	814	709	786	1,270

Total loan recoveries	1,340	1,121	970	1,580	2,052

Net loans charged-off	913	1,539	5,129	2,549	4,198
Provision charged to operating expense	2,470	1,842	3,162	3,058	1,920

Balance at the end of the period	$16,394	$14,837	$14,534	$16,501	$15,992

Percent of net charge-offs to average loans outstanding for the period	0.04%	0.08%	0.32%	0.20%	0.38%

HORIZON BANCORP

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31		December 31		December 31		December 31		December 31
	2017		2016		2015		2014		2013
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$8,634	57%	$6,579	50%	$7,195	46%	$7,910	50%	$6,663	48%
Real estate	2,188	22%	2,090	25%	2,476	25%	2,508	18%	3,462	17%
Mortgage warehousing	1,030	3%	1,254	6%	1,007	8%	1,132	9%	1,638	9%
Consumer	4,542	18%	4,914	19%	3,856	21%	4,951	23%	4,229	26%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$16,394	100%	$14,837	100%	$14,534	100%	$16,501	100%	$15,992	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Notes to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2017, Horizon processed approximately $2.645 billion in mortgage warehouse loans.

V.	DEPOSITS

Information required by this section is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Consolidated Financial Statements and related Notes in Item 8 below, which are incorporated herein by reference.

VI.	RETURN ON EQUITY AND ASSETS

Information required by this section is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below and in the Consolidated Financial Statements and related Notes in Item 8 below, which are incorporated herein by reference.

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

	December 31	December 31
(dollars in thousands)	2017	2016
Outstanding at year end	$61,097	$57,144
Approximate weighted-average interest rate at year-end	0.25%	0.18%
Highest amount outstanding as of any month-end during the year	$63,081	$62,703
Approximate average outstanding during the year	$55,206	$54,737
Approximate weighted-average interest during the year	0.21%	0.17%

ITEM 1A.	RISK FACTORS

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

HORIZON BANCORP

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

Risks Related to Our Business

As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:

•	Credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	Market risk: the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;

•	Liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs;

•	Operational risk: the risk of loss resulting from fraud, inadequate or failed internal processes, cyber-security breaches, people and systems, or external events;

•	Economic risk: the risk that the economy in our markets could decline further resulting in increased unemployment, decreased real estate values and increased loan charge-offs; and

•	Compliance risk: the risk of additional action by our regulators or additional regulation that could hinder our ability to do business profitably.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption since 2008. This presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Our financial statements have been prepared using values and information currently available to us, but given this volatility, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values and the allowance for loan losses, which could negatively impact our ability to meet regulatory capital requirements and maintain sufficient liquidity. The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we began experiencing in the latter half of 2008 and which continued through 2016. The economy experienced more growth in 2017, with increasing exports, jobs and manufacturing production, but if tighter financial conditions emerge, along with additional rate hikes by the Federal Reserve, there can be no assurance that the economy will not enter another recession. Although forecasters predict residential investment to improve in 2018, financial institutions continue to be affected by sluggish real estate markets and constrained financial markets. While we continue to take steps to decrease and limit our exposure to residential construction and land development loans and home equity loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job loss, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. Deterioration of local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using non-banks that historically have involved banks at one or both ends of the transaction. Non-banks now offer products and services traditionally provided by banks. The wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Use of emerging alternative payment platforms, such as Apple Pay or Bitcoin or other cryptocurrencies, can alter consumer credit card behavior and consequently impact our interchange fee income.

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

Our business depends on the creditworthiness of our customers. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, our business, financial condition, liquidity, capital; and results of operations could be materially adversely affected.

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

Our primary market area for deposits and loans consists of Northern and Central Indiana and the Southern, Central and Great Lakes Bay regions of Michigan. An economic slowdown could hurt our business and the possible consequences of such a downturn could include the following:

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

We may need to raise additional capital in the future to fund acquisitions and to provide us with sufficient capital resources and liquidity to meet our commitments, regulatory capital requirements and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Although we are currently, and have historically been, “well capitalized” for regulatory purposes, in the past we have been required to maintain increased levels of capital in connection with certain acquisitions. Additionally, we periodically explore acquisition opportunities with other financial institutions, some of which are in distressed financial condition. Any future acquisition, particularly the acquisition of a significantly troubled institution or an institution of comparable size to us, may require us to raise additional capital in order to obtain regulatory approval and/or to remain well capitalized.

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

Our mortgage lending profitability could be significantly reduced as changes in interest rates could affect mortgage origination volume and pricing for selling mortgages on the secondary market.

Currently, we sell a substantial portion of the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to originate and sell mortgages to the secondary market at a gain.

A higher interest rate environment can negatively affect the volume of loan originations and refinanced loans reducing the dollar amount of loans available to be sold to the secondary market. Higher interest rates can also negatively affect the premium received on loans sold to the secondary market as competitive pressures to originate loans can reduce pricing.

We are exposed to intangible asset risk in that our goodwill may become impaired.

As of December 31, 2017, we had $132.3 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 11, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

HORIZON BANCORP

We face other risks from recent actions of the U.S. Treasury and the Internal Revenue Service. In November 2016, these agencies issued a Notice making captive insurance company activities “transactions of interest” due to the potential for tax avoidance or evasion. We have a captive insurance company and it is not certain at this point how the Notice may impact us on our operation of the captive insurance company as a risk management tool.

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

The full impact of the Tax Cuts and Jobs Act on us and our customers is unknown at present, creating uncertainty and risk related to our customers’ future demand for credit and our future results.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Tax Reform Act”), which introduced broad and complex tax reforms. Among other changes, the Tax Reform Act reduced the corporate tax rate for 2018 and limited the utilization of net operating losses to offset taxable income. As a result, during the fourth quarter of 2017, Horizon recognized an increase in income tax expense because of a $2.4 million adjustment of Horizon’s net deferred tax assets to the new corporate rate. Many aspects of the Tax Reform Act are unclear and may not be clarified for some time. As additional clarification and implementation guidance is issued on the Tax Reform Act, we may need to make further adjustments, which could have an impact on our earnings.

Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowings and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We are anticipating an increase in our after-tax net income available to stockholders in 2018 and future years as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of the Tax Reform Act for the Company will be realized.

In addition, the Tax Reform Act could have an impact on how we compensate our executives due to amendments affecting the deductibility of certain executive compensation, and it could also prompt tax changes at the state level that could impact us.

In short, the Tax Reform Act may have wide-ranging, unexpected and material effects on our business practices, financial condition and results of operations, and we are not able to predict these effects at this time.

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

HORIZON BANCORP

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

HORIZON BANCORP

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure, including Internet connections, mobile and internet banking, statement processing, loan document preparation, network access and transaction and other processing services. Although we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service or breach of customer information, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. In addition, any breach in customer information could affect our reputation and cause a loss of business. Replacing these third- party vendors also could result in significant delay and expense.

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

These factors include:

•	variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	increases in loan losses, non-performing loans and other real estate owned;

•	changes in expectations as to our future financial performance;

•	announcements of new products, strategic developments, acquisitions and other material events by us or our competitors;

•	ability to fund Horizon’s assets through core deposits and/or wholesale funding;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

HORIZON BANCORP

•	our inclusion on the Russell 3000 or other indices;

•	actual or anticipated sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing;

•	developments with respect to financial institutions generally; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.

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

The main office and full service branch of Horizon and the Bank is located at 515 Franklin Street, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Street, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 61 sales offices located at:

113 West First Street	Wanatah	Indiana
3631 Franklin Street	Michigan City	Indiana
1500 West Lincolnway	La Porte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet Avenue	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
1909 East Bristol Street	Elkhart	Indiana
902 East Lincolnway	Valparaiso	Indiana
10429 Calumet Avenue	Munster	Indiana
17400 State Road 23	South Bend	Indiana
455 Morthland Drive	Valparaiso	Indiana
302 North Alabama Street	Indianapolis	Indiana
1216 West Carmel Drive	Carmel	Indiana
1321 119th Street	Whiting	Indiana
1349 Calumet Avenue	Hammond	Indiana
1300 North Main Street	Crown Point	Indiana
420 North Morton Street	Franklin	Indiana
151 Marlin Drive	Greenwood	Indiana
507 Three Notch Lane	Bargersville	Indiana
942 South US 31	Greenwood	Indiana
105 North Main Street	Avilla	Indiana
116 West Mitchell Street	Kendallville	Indiana
212 West 7th Street	Auburn	Indiana
1212 South Randolph Street	Garrett	Indiana
114 South Detroit Street	Lagrange	Indiana
123-129 South Main Street	Columbia City	Indiana
303 Defiance Street	Howe	Indiana
625 South Wayne Street	Waterloo	Indiana
210 West Lake Street	Topeka	Indiana
22730 Main Street	Woodburn	Indiana
102 East Main Street	Mentone	Indiana
433 Anchorage Road	Warsaw	Indiana
2102 East Center Street	Warsaw	Indiana
200 Main Street	Leesburg	Indiana
411 South Huntington Street	Syracuse	Indiana
710 Indiana Avenue	La Porte	Indiana
6959 West Johnson Road	La Porte	Indiana
301 Boyd Boulevard	La Porte	Indiana

HORIZON BANCORP

1 Parkman Drive	Westville	Indiana
2 South Perry Street	Attica	Indiana
307 East Jackson Street	Attica	Indiana
301 South Street	Lafayette	Indiana
1980 Northwestern Avenue	West Lafayette	Indiana
3602 Cougill Lane	Lafayette	Indiana
2134 Greenbush Street	Lafayette	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
3250 West Centre Avenue	Portage	Michigan
250 Pearl Street NW	Grand Rapids	Michigan
500 West Buffalo Street	New Buffalo	Michigan
6801 US Highway 12	Three Oaks	Michigan
1600 Abbott Road	East Lansing	Michigan
2151 West Grand River Avenue	Okemos	Michigan
15534 US 12	Union	Michigan
500 North Grand Street	Schoolcraft	Michigan
1213 West Michigan Avenue	Three Rivers	Michigan
5710 Eastman Avenue	Midland	Michigan
118 Ashman Street	Midland	Michigan
464 North Main Street	Frankenmuth	Michigan

Horizon owns all of these facilities except for the East Lansing, Michigan office located at 1600 Abbot Road and the Grand Rapids, Michigan office located at 250 Pearl Street NW, which are leased. The Bank also has 4 loan production offices which are all leased located at:

10020 Auburn Park Drive	Fort Wayne	Indiana
200 South Rangeline Road	Carmel	Indiana
3330 Grand Ridge Drive NE	Grand Rapids	Michigan
200 East Big Beaver Road	Troy	Michigan

ITEM 3.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

HORIZON BANCORP

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Craig M. Dwight	61	Chairman of Horizon since July 2014; Chairman and Chief Executive Officer of the Bank since January 2003; Chief Executive Officer of Horizon and the Bank since July 2001; President of the Bank from 1998 to January 2003.

James D. Neff	58	President of Horizon and the Bank since January 2018; Executive Vice President – Consumer and Mortgage Banking of the Bank from 2016 to January 2018; Executive Vice President – Mortgage Banking of the Bank from January 2004 to 2016; Senior Vice President of the Bank from October 1999 to January 2004; Corporate Secretary of Horizon from 2007 to 2017.

Mark E. Secor	51	Executive Vice President of Horizon since January 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager from June 2007 to January 2009; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007.

Kathie A. DeRuiter	56	Executive Vice President of Horizon and Senior Bank Operations Officer since January 2014; Senior Vice President, Senior Bank Operations Officer from January 2003 to January 2014; Vice President, Senior Bank Operations Officer from January 2000 to January 2003.

Dennis J. Kuhn	58	Executive Vice President and Chief Commercial Banking Officer since October 2017; Regional Market President for Michigan and Northeast Indiana since February 2014; Chair of the Regional Loan Committee; Market President for Kalamazoo, Michigan since May 2010.

All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases of Securities

There were no purchases by the Company of its common stock during the fourth quarter of 2017.

HORIZON BANCORP

Performance Graph

The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the common shares with market and industry returns over the past five years. SNL Financial LC prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2012, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2012	2013	2014	2015	2016	2017
Horizon Bancorp	100.00	131.38	138.55	150.85	231.79	234.25
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04
SNL Micro Cap Bank	100.00	129.02	146.32	162.71	200.04	244.72

Source : S&P Global Market Intelligence

Copyright 2017

HORIZON BANCORP

The following chart compares the change in market price of Horizon’s common stock since December 31, 2012 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

	Period Ending
	December 31	December 31	December 31	December 31	December 31	December 31
Index	2012	2013	2014	2015	2016	2017
Horizon Bancorp	100.00	128.93	133.05	142.29	213.74	212.21
Indiana Banks (1)	100.00	131.09	141.28	158.90	231.81	278.42
Michigan Banks (1)	100.00	118.70	128.85	142.90	171.55	183.68

(1)	excludes merger targets

Source : S&P Global Market Intelligence

Copyright 2017

Other Information

The information regarding Horizon’s common stock, including the approximate number of holders of the common stock, and regarding dividends is included under the caption “Horizon’s Common Stock and Related Stockholders Matters” in Item 8 below, which is incorporated by reference.

The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana and Southern, Central and the Great Lakes Bay regions of Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873, until its conversion to an Indiana commercial bank effective June 23, 2017, and has operated continuously since that time. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. All share data included below has been adjusted to reflect Horizon’s three-for-two stock split paid on November 14, 2016.

Following are some highlights of Horizon’s financial performance during 2017:

•	Net income for the year ended December 31, 2017 was $33.1 million, or $1.43 diluted earnings per share, compared to $23.9 million, or $1.19 diluted earnings per share, for the year ended December 31, 2016.

•	Net income, excluding acquisition-related expenses, gain on sale of investment securities, prepayment penalties on borrowings, gain on the accounting for Horizon’s equity interest in Lafayette Community Bancorp, tax reform bill impact and purchase accounting adjustments (“core net income”), for the year ended December 31, 2017 increased 21.4% to $35.5 million, or $1.53 diluted earnings per share, compared to $29.2 million, or $1.45 diluted earnings per share for the year ended December 31, 2016.

•	Return on average assets was 0.97% for the year ended December 31, 2017 compared to 0.81% for the year ended December 31, 2016.

•	Return on average assets, excluding acquisition-related expenses, gain on sale of investment securities, prepayment penalties on borrowings, gain on the accounting for Horizon’s equity interest in Lafayette Community Bancorp, tax reform bill impact and purchase accounting adjustments (“core return on average assets”), for the year ended December 31, 2017 was 1.04% compared to 0.99% for the year ended December 31, 2016.

•	Horizon surpassed $3.9 billion in total assets during 2017.

•	Total loans increased by a rate of 32.2%, or $691.0 million, during 2017. Total loans, excluding acquired loans, increased by a rate of 11.3%, or $242.7 million, during 2017.

•	Commercial loans increased by a rate of 51.2%, or $547.9 million, during 2017. Commercial loans, excluding acquired commercial loans, increased by a rate of 14.3%, or $152.7 million, during 2017.

•	Consumer loans increased by a rate of 28.7%, or $114.4 million, during 2017. Consumer loans, excluding acquired consumer loans, increased by a rate of 26.3%, or $104.7 million, during 2017.

•	Net interest income increased $26.1 million, or 30.4%, to $112.1 million for the year ended December 31, 2017 compared to $86.0 million for the year ended December 31, 2016.

•	Net interest margin was 3.75% for the year ended December 31, 2017 compared to 3.29% for the year ended December 31, 2016. The improvement in net interest margin from the prior year was due to Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016, an increase in average interest-earning assets, an increase in loan yields and the increase in interest rates during 2017.

•	Net interest margin, excluding the impact of prepayment penalties on borrowings and purchase accounting adjustments (“core net interest margin”), was 3.64% for the year ended December 31, 2017 compared to 3.38% for the year ended December 31, 2016.

•	Horizon’s tangible book value per share increased following the acquisitions of Lafayette Community Bancorp and Wolverine Bancorp, Inc. to $12.72 at December 31, 2017, compared to $11.48 at December 31, 2016.

•	Horizon consolidated branch locations in Three Rivers, Michigan and Columbia City, Indiana, reducing the aggregate number of branches from four to two and lowering related non-interest expenses.

•	On February 3, 2018, Horizon closed its Columbus, Ohio loan production office to reallocate its resources to growth markets in Indiana and Michigan.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Critical Accounting Policies

The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for 2017 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2017, Horizon had core deposit intangibles of $12.4 million subject to amortization and $119.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 29, 2017 was $27.80 per share compared to a tangible book value of $12.72 per common share. Horizon’s return on average assets was 97 basis points for the year ending December 31, 2017.

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

Valuation Measurements

Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, as defined in FASB ASC 820, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other post-retirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent; to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment speeds and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.

Analysis of Financial Condition

Horizon’s total assets were $3.964 billion as of December 31, 2017, an increase of $823.1 million from December 31, 2016.

Investment Securities

Investment securities totaled $710.1 million at December 31, 2017, and consisted of Treasury and federal agency securities of $19.1 million (2.7%); state and municipal securities of $329.4 million (46.3%); federal agency mortgage-backed pools of $223.5 million, federal agency collateralized mortgage obligations of $136.1 million and private labeled mortgage-backed pools of $1.6 million (50.9%); and corporate securities of $385,000 (0.1%).

As indicated above, 50.9% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2017, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average duration of 3.85 years. Securities that have interest rates above current market rates are purchased at a premium. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2017, any unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.

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

At December 31, 2017, 71.8% and at December 31, 2016, 69.5% of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net depreciation on these securities totaled $3.9 million, which resulted in a balance of $3.1 million, net of tax, included in stockholders’ equity at December 31, 2017. This compared to $3.9 million, net of tax, included in stockholders’ equity at December 31, 2016.

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

As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2017, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $18.1 million and $14.9 million at December 31, 2016.

At December 31, 2017, Horizon did not maintain a trading account.

For more information about securities, see Note 4 — Securities to the Consolidated Financial Statements at Item 8.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Loans

Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $2.832 billion at December 31, 2017. The current level of total loans increased 32.6% from the December 31, 2016, level of $2.136 billion. The table below provides comparative detail on the loan categories.

	December 31	December 31	Dollar	Percent
	2017	2016	Change	Change
Commercial
Working capital and equipment	$696,612	$539,403	$157,209	29.1%
Real estate, including agriculture	854,003	485,620	368,383	75.9%
Tax exempt	36,324	15,486	20,838	134.6%
Other	30,931	29,447	1,484	5.0%

Total	1,617,870	1,069,956	547,914	51.2%
Real estate
1–4 family	599,217	526,024	73,193	13.9%
Other	7,543	5,850	1,693	28.9%

Total	606,760	531,874	74,886	14.1%

Consumer
Auto	251,020	174,773	76,247	43.6%
Recreation	8,752	5,669	3,083	54.4%
Real estate/home improvement	63,811	53,898	9,913	18.4%
Home equity	165,240	144,508	20,732	14.3%
Unsecured	3,743	3,875	(132)	-3.4%
Other	20,291	15,706	4,585	29.2%

Total	512,857	398,429	114,428	28.7%

Mortgage warehouse	94,508	135,727	(41,219)	-30.4%

Total loans	2,831,995	2,135,986	696,009	32.6%
Allowance for loan losses	(16,394)	(14,837)	(1,557)

Loans, net	$2,815,601	$2,121,149	$694,452

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

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31	December 31	December 31
	2017	2016	2015
Commercial	$1,227,698	$918,844	$743,175
Real estate	567,581	497,337	368,653
Mortgage warehouse	89,212	159,588	138,137
Consumer	450,635	372,811	343,825

Total average loans	$2,335,126	$1,948,580	$1,593,790

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Commercial Loans

Commercial loans totaled $1.618 billion, or 57.1% of total loans as of December 31, 2017, compared to $1.070 billion, or 50.1% as of December 31, 2016. The increase during 2017 was primarily related to the $395.2 million of commercial loans acquired in the Bargersville branch purchase and the Lafayette and Wolverine acquisitions along with organic growth of $152.7 million net of principal reductions from payments.

Commercial loans consisted of the following types of loans at December 31:

	December 31, 2017			December 31, 2016
			Percent of			Percent of
	Number	Amount	Portfolio	Number	Amount	Portfolio
SBA guaranteed loans	356	$69,345	4.3%	295	$61,503	5.7%
Municipal government	3	11,838	0.7%	1	344	0.0%
Lines of credit	1,294	304,855	18.8%	1,106	192,178	18.0%
Real estate and equipment term loans	3,339	1,231,832	76.2%	2,559	815,931	76.3%

Total	4,992	$1,617,870	100.0%	3,961	$1,069,956	100.0%

Fixed rate term loans with a book value of $154.6 million and a fair value of $153.8 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2017 equally offset each other. Fair values are determined by the counter party using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are Level 3 inputs under the fair value hierarchy as described above.

At December 31, 2017, the commercial loan portfolio held $192.1 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $124.3 million were at their floor at December 31, 2017.

Residential Real Estate Loans

Residential real estate loans totaled $606.8 million, or 21.4% of total loans as of December 31, 2017, compared to $531.9 million or 24.9% of total loans as of December 31, 2016. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2017 was primarily related to the $43.4 million of real estate loans acquired in the Lafayette and Wolverine acquisitions along with organic growth of $31.5 million net of principal reductions from payments.

In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2017, $165.2 million in home equity lines of credit compared to $144.5 million at December 31, 2016. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 5 of the Consolidated Financial Statements at Item 8.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Residential real estate lending is a highly competitive business. As of December 31, 2017, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2017			December 31, 2016
		Percent of			Percent of
	Amount	Portfolio	Yield	Amount	Portfolio	Yield
Fixed rate
Monthly payment	$140,115	23.1%	4.35%	$136,292	25.6%	4.25%
Biweekly payment	6	0.0%	7.13%	104	0.0%	6.27%
Adjustable rate
Monthly payment	466,639	76.9%	3.76%	395,478	74.4%	3.77%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Sub total	606,760	100.0%	3.90%	531,874	100.0%	3.89%

Loans held for sale	3,094			8,087

Total real estate loans	$609,854			$539,961

The increase in fixed and adjustable rate residential mortgage loans during 2017 was primarily due to the real estate loans acquired in the Lafayette and Wolverine acquisitions as well as organic growth. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2017 and 2016, approximately $218.5 million and $316.9 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.310 billion and $1.301 billion at December 31, 2017 and 2016.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2017, totaled approximately $12.8 million compared to the carrying value of $11.6 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31	December 31	December 31
	2017	2016	2015
Mortgage servicing rights
Balances, January 1	$11,681	$9,271	$7,980
Servicing rights capitalized	2,109	3,426	2,974
Amortization of servicing rights	(1,601)	(1,016)	(1,683)

Balances, December 31	12,189	11,681	9,271

Impairment allowance
Balances, January 1	(507)	(397)	(338)
Additions	(85)	(236)	(130)
Reductions	5	126	71

Balances, December 31	(587)	(507)	(397)

Mortgage servicing rights, net	$11,602	$11,174	$8,874

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

At December 31, 2017, the mortgage warehouse loan balance was $94.5 million compared to $135.7 million as of December 31, 2016. The decrease in mortgage warehouse loans reflected an increase in long-term interest rates in 2017 and the lower refinance volume.

Consumer Loans

Consumer loans totaled $512.9 million, or 18.1% of total loans as of December 31, 2017, compared to $398.4 million, or 18.7% as of December 31, 2016. The increase during 2017 was primarily related to the $9.7 million of consumer loans acquired in the Lafayette and Wolverine acquisitions along with organic growth of $104.7 million net of principal reductions from payments.

Allowance and Provision for Loan Losses/Critical Accounting Policy

At December 31, 2017, the allowance for loan losses was $16.4 million, or 0.58% of total loans outstanding, compared to $14.8 million, or 0.69%, at December 31, 2016. The decrease in the ratio was primarily due to an increase in total loans from organic growth, the Bargersville branch purchase, and the Lafayette and Wolverine acquisitions. During 2017, the expense for provision for loan losses totaled $2.5 million compared to $1.8 million in 2016. Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, was 0.81% as of December 31, 2017.

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2017.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-performing Loans

Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31	December 31	December 31
	2017	2016	2015
Non-performing loans	$16,414	$10,683	$16,680

Non-performing loans total 100.1%, 72.0% and 114.8% of the allowance for loan losses at December 31, 2017, 2016 and 2015, respectively. Non-performing loans at December 31, 2017 totaled $16.4 million, an increase from a balance of $10.7 million as of December 31, 2016 and a decrease from the balance of $16.7 million as of December 31, 2015. Non-performing loans as a percentage of total loans was 0.58% as of December 31, 2017, an increase from 0.50% as of December 31, 2016 and a decrease from 0.95% as of December 31, 2015. The increase in non-performing loans was driven primarily by loans acquired from Lafayette Community Bank and Wolverine Bank.

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

Other Real Estate Owned (OREO) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31	December 31	December 31
	2017	2016	2015
Other real estate owned	$778	$3,190	$3,207

OREO totaled $778,000 on December 31, 2017, a decrease of $2.4 million from both December 31, 2016 and December 31, 2015. On December 31, 2017, OREO was comprised of 8 properties. Of these properties, 4 totaling $578,000 were commercial real estate and 4 totaling $200,000 were residential real estate.

No mortgage warehouse loans were non-performing or OREO as of December 31, 2017, 2016 or 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Deferred Tax

Horizon had a net deferred tax asset totaling $4.7 million and $7.4 million as of December 31, 2017 and December 31, 2016, respectively. The following table shows the major components of deferred tax:

	December 31	December 31
	2017	2016
Assets
Allowance for loan losses	$3,396	$5,581
Net operating loss (from acquisitions)	1,658	2,368
Director and employee benefits	2,276	3,124
Unrealized loss on AFS securities and fair value hedge	1,147	937
Accrued Pension	852	1,323
Fair value adjustment on acquistions	1,087	2,340
Other	1,083	1,593

Total assets	11,499	17,266

Liabilities
Depreciation	(1,680)	(1,916)
State tax	(210)	(341)
Federal Home Loan Bank stock dividends	(339)	(474)
Difference in basis of intangible assets	(2,831)	(4,654)
Other	(125)	(431)

Total liabilities	(5,185)	(7,816)
Valuation allowance	(1,613)	(2,018)

Net deferred tax asset	$4,701	$7,432

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $2.881 billion at December 31, 2017, compared to $2.471 billion at December 31, 2016. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Year Ending December 31			Year Ending December 31
	2017	2016	2015	2017	2016	2015
Noninterest-bearing demand deposits	$533,852	$417,900	$314,840
Interest-bearing demand deposits	831,292	732,117	671,493	0.14%	0.12%	0.12%
Savings deposits	388,953	303,229	191,593	0.07%	0.06%	0.05%
Money market	310,310	254,453	205,119	0.35%	0.26%	0.24%
Time deposits	515,341	462,527	344,464	1.04%	1.06%	1.21%

Total deposits	$2,579,748	$2,170,226	$1,727,509

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The $409.5 million increase in average deposits during 2017 was the result of an increase in the depositor base due to the Bargersville branch acquisition and the Lafayette and Wolverine acquisitions. The transactional accounts average balances, as the lower cost funding sources, increased $215.1 million and the average balances for higher cost time deposits increased $52.8 million. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2017:

Due in three months or less	$25,654
Due after three months through six months	24,825
Due after six months through one year	35,810
Due after one year	44,296

$130,585

Interest expense on time certificates of $100,000 or more was approximately $3.2 million, $2.1 million, and $2.3 million for 2017, 2016 and 2015. Interest expense on time certificates of $250,000 or more was approximately $1.2 million, $753,000 and $990,000 for 2017, 2016 and 2015.

Off-Balance Sheet Arrangements

As of December 31, 2017, Horizon did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

The following tables summarize Horizon’s contractual obligations and other commitments to make payments as of December 31, 2017:

		Within	One to	Three to	After Five
	Total	One Year	Three Years	Five Years	Years
Certificates of Deposit	$566,952	$277,498	$228,481	$38,172	$22,801
Borrowings (1)	564,157	434,094	97,206	22,833	10,024
Subordinated debentures (2)	37,653	—	—	—	37,653

(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 13 in Horizon’s Consolidated Financial Statements at Item 8.
(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009, Heartland in 2012 and City Savings in 2016. See Note 15 in Horizon’s Consolidated Financial Statements at Item 8.

	Expiration by Period
		Greater
	Within One	Than
	Year	One Year
Letters of credit	$889	$2,494
Unfunded loan commitments	214,249	588,700

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Capital Resources

The capital resources of Horizon and the Bank exceed regulatory capital ratios for “well capitalized” banks at December 31, 2017. Stockholders’ equity totaled $457.1 million as of December 31, 2017, compared to $340.9 million as of December 31, 2016. At year-end 2017, the ratio of stockholders’ equity to assets was 11.53%, compared to 10.85% for 2016. Tangible equity to tangible assets was 8.48% at December 31, 2017, compared to 8.33% at December 31, 2016. Book value per common share at December 31, 2017 increased to $17.90, compared to $15.37 at December 31, 2016. Horizon’s capital increased during 2017 as a result of earnings and common stock issued in acquisitions, partially offset by a decrease in other comprehensive income and dividends declared.

In 2008, in connection with the issuance of preferred stock that was subsequently redeemed, Horizon issued a warrant to the Treasury to purchase shares of Horizon’s common stock. The Treasury sold the warrant to a third party, and at December 31, 2015, the warrant covered 481,510 shares with an exercise price of $7.79 per share. These warrants were exercised during 2015.

On August 25, 2011, the Company sold 12,500 shares of Series B Preferred Stock for aggregate consideration of $12.5 million, to the Treasury pursuant to the Small Business Lending Fund program. Concurrently with this transaction, Horizon redeemed all 18,750 shares of our Series A Preferred Stock that remained outstanding under the Treasury’s Capital Purchase Program. The redemption of the Series A Preferred Stock was funded by the $12.5 million in proceeds from the sale of the Series B Preferred Stock together with other available funds. On February 1, 2016, the Company redeemed all 12,500 shares of Series B Preferred Stock for $12.5 million along with the final dividend payment of $10,417.

Horizon declared dividends in the amount of $0.50 per share in 2017, $0.41 per share in 2016, and $0.39 per share in 2015. The dividend payout ratio (dividends as a percent of net income) was 34.8% for 2017, 34.3% for 2016, and 29.9% for 2015. For additional information regarding dividend conditions, see Note 1 of the Notes to the Consolidated Financial Statements at Item 8.

In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (3.40% at December 31, 2017) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.65% (3.03% at December 31, 2017) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I, a wholly owned business trust (“Alliance Trust”) to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (4.25% at December 31, 2017) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (4.45% at December 31, 2017) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.3 million, net of the remaining purchase discount, at December 31, 2017.

The Company assumed additional debentures as the result of the Heartland merger in July 2013. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of junior subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (3.26% at December 31, 2017) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.8 million, net of the remaining purchase discount, at December 31, 2017.

The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.10% (4.77% at December 31, 2017) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.4 million, net of the remaining purchase discount, at December 31, 2017.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Results of Operations

Net Income

Consolidated net income was $33.1 million, or $1.43 per diluted share, in 2017, $23.9 million or $1.19 per diluted share in 2016, and $20.5 million or $1.26 per diluted share in 2015. The increase in net income from the previous year reflects an increase in net interest income of $26.1 million, partially offset by a decrease in non-interest income of $2.3 million, an increase in non-interest expenses of $7.9 million, income taxes of $6.0 million and provision for loan losses of $628,000. The increase in diluted earnings per share compared to the previous year reflects an increase in net income, partially offset by an increase in diluted shares due to the Lafayette and Wolverine acquisitions. Excluding acquisition-related expenses, gain on sale of investment securities, prepayment penalties on borrowings, gain on accounting for Horizon’s equity interest in Lafayette, tax reform bill impact and purchase accounting adjustments, net income for the year ended December 31, 2017 was $35.5 million, or $1.53 diluted earnings per share, compared to $29.2 million, or $1.45 diluted earnings per share, for the year ended December 31, 2016. Diluted earnings per share were also reduced by $0.00 for the twelve months ending December 31, 2017, $0.00 for the twelve months ending December 31, 2016 and $0.01 for the twelve months ending December 31, 2015 resulting from the payment of preferred stock dividends.

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

Net interest income during 2017 was $112.1 million, an increase of $26.1 million, or 30.4%, over the $86.0 million earned in 2016. Yields on the Company’s interest-earning assets increased by 24 basis points to 4.29% during 2017 from 4.05% in 2016. Interest income increased $22.0 million to $128.5 million for 2017 from $106.5 million in 2016. This increase was due to increased volume in interest-earning assets, an increase in the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $1.2 million from $2.3 million in 2016 to $3.5 million in 2017 and an increase in overall interest rates in 2017.

Rates paid on interest-bearing liabilities decreased by 26 basis points during the same period due to the prepayment penalties on borrowings of $4.8 million in 2016. Interest expense decreased $4.2 million from $20.5 million in 2016 to $16.4 million in 2017. This decrease was due to Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016 and related prepayment penalties on borrowings of $4.8 million, partially offset by an increase in average interest-bearing liabilities and the rates paid on subordinated debentures. The increase in the yield on the Company’s interest-earning assets and the decrease in rates paid on interest-bearing liabilities resulted in an increase in the net interest margin of 46 basis points from 3.29% for 2016 to 3.75% in 2017. Excluding the interest expense recognized from the prepayment penalties on borrowings and the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.64% for 2017 compared to 3.38% for 2016. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.

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

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Rates paid on interest-bearing liabilities decreased by 15 basis points during the same period due to the prepayment penalties on borrowings of $4.8 million in 2016. Interest expense increased $6.7 million from $13.9 million in 2015 to $20.5 million in 2016. In addition to the prepayment penalties on FHLB borrowings, this increase was due to increased volume of interest-bearing liabilities, partially offset by lower rates being paid. Due to the decrease in the yield on the Company’s interest-earning assets and the prepayment penalties paid on borrowings, the net interest margin decreased 27 basis points from 3.56% for 2015 to 3.29% in 2016. Excluding the interest expense recognized form the prepayment penalties on borrowings and the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.38% for 2016 compared to 3.42% for 2015. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Federal funds sold	$5,450	$80	1.47%	$17,142	$95	0.55%	$10,264	$11	0.11%
Interest-earning deposits	23,865	301	1.26%	34,506	278	0.81%	14,045	10	0.07%
Investment securities - taxable	417,993	8,705	2.08%	490,274	9,666	1.97%	394,976	8,700	2.20%
Investment securities - non-taxable (1)	292,030	7,068	3.39%	192,881	4,921	3.59%	152,931	4,494	4.32%
Loans receivable (2)(3)(4)	2,335,126	112,329	4.83%	1,948,580	91,569	4.71%	1,593,790	75,373	4.74%

Total interest-earning assets (1)	3,074,464	128,483	4.29%	2,683,383	106,529	4.05%	2,166,006	88,588	4.20%
Non-interest-earning assets
Cash and due from banks	42,578			37,549			31,692
Allowance for loan losses	(15,226)			(14,439)			(16,351)
Other assets	295,057			255,129			179,138

	$3,396,873			$2,961,622			$2,360,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing deposits	$2,045,896	$7,901	0.39%	$1,752,326	$6,616	0.38%	$1,438,026	$5,559	0.39%
Borrowings	381,488	6,178	1.62%	425,444	11,807	2.78%	336,618	6,286	1.87%
Subordinated debentures	36,362	2,304	6.34%	49,834	2,114	4.24%	32,717	2,009	6.14%

Total interest-bearing liabilities	2,463,746	16,383	0.66%	2,227,604	20,537	0.92%	1,807,361	13,854	0.77%
Non-interest-bearing liabilities
Demand deposits	533,852			417,900			317,246
Accrued interest payable and other liabilities	20,566			13,574			16,364
Stockholders’ equity	378,709			302,544			219,514

	$3,396,873			$2,961,622			$2,360,485

Net interest income/spread		$112,100	3.63%		$85,992	3.13%		$74,734	3.43%

Net interest income as a percent of average interest earning assets (1)			3.75%			3.29%			3.56%

(1)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2017.
(2)	Yields are presented on a tax-equivalent basis.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loans fees.
(4)	Loan fees and late fees included in interest on loans aggregated $7.1 million, $5.5 million, and $4.9 million in 2017, 2016 and 2015.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	2017-2016			2016-2015
		Change	Change		Change	Change
	Total	Due To	Due To	Total	Due To	Due To
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Federal funds sold	$(15)	$(95)	$80	$84	$12	$72
Interest-earning deposits	23	(103)	126	268	33	235
Investment securities - taxable	(961)	(1,483)	522	966	1,946	(980)
Investment securities - non-taxable	2,147	3,384	(1,237)	427	1,550	(1,123)
Loans receivable	20,760	18,613	2,147	16,196	16,711	(515)

Total interest income	21,954	20,316	1,638	17,941	20,252	(2,311)

Interest Expense
Interest-bearing deposits	1,285	1,132	153	1,057	1,189	(132)
Borrowings	(5,629)	(1,121)	(4,508)	5,521	1,942	3,579
Subordinated debentures	190	(671)	861	105	847	(742)

Total interest expense	(4,154)	(660)	(3,494)	6,683	3,978	2,705

Net interest income	$26,108	$20,976	$5,132	$11,258	$16,274	$(5,016)

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (ALLL) by regularly reviewing the performance of its loan portfolios. The provision for loan losses totaled $2.5 million in 2017 compared to $1.8 million in 2016. The higher provision for loan losses in 2017 compared to the previous year was due to additional allocations for loan growth in new markets and an increase in allocation for agricultural economic factors. Total loan net charge-offs were $913,000, commercial loan net charge-offs were $109,000, residential mortgage loan net charge-offs were $45,000 and consumer loan net charge-offs were $759,000 for the year ending December 31, 2017.

During 2016, the provision for loan losses totaled $1.8 million, compared to $3.2 million in 2015. The lower provision for loan losses in 2016 compared to 2015 was due to continued improvement in non-performing loans and lower charged off loans. Total loan net charge-offs were $1.5 million, commercial loan net charge-offs were $548,000, residential mortgage loan net charge-offs were $116,000 and consumer loan net charge-offs were $875,000 for the year ending December 31, 2016.

Non-interest Income

The following is a summary of changes in non-interest income:

	Twelve Months Ended					2015 - 2016
	December 31	December 31	Amount	Percent	December 31	Amount	Percent
	2017	2016	Change	Change	2015	Change	Change
Non-interest Income
Service charges on deposit accounts	$6,383	$5,762	$621	10.8%	$4,807	$955	19.9%
Wire transfer fees	658	806	(148)	-18.4%	633	173	27.3%
Interchange fees	5,104	4,165	939	22.5%	3,623	542	15.0%
Fiduciary activities	7,894	6,621	1,273	19.2%	5,637	984	17.5%
Gain on sale of investment securities	38	1,836	(1,798)	-97.9%	189	1,647	871.4%
Gain on sale of mortgage loans	7,906	11,675	(3,769)	-32.3%	10,055	1,620	16.1%
Mortgage servicing net of impairment	1,583	1,908	(325)	-17.0%	993	915	92.1%
Increase in cash surrender value of bank owned life insurance	1,797	1,643	154	9.4%	1,249	394	31.5%
Death benefit on officer life insurance	—	—	—	0.0%	145	(145)	-100.0%
Other income	1,773	1,039	734	70.6%	1,103	(64)	-5.8%

Total non-interest income	$33,136	$35,455	$(2,319)	-6.5%	$28,434	$7,021	24.7%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

During 2017, the Company originated approximately $218.5 million of mortgage loans to be sold on the secondary market, compared to $316.9 million in 2016. This decrease in volume, offset by an increase in the percentage earned on the sale of mortgage loans, resulted in a decrease in the overall gain on sale of mortgage loans of $3.8 million compared to the prior year. Gain on the sale of investment securities decreased $1.8 million in 2017 as analysis in 2016 determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings, in addition to helping offset the penalties incurred on the repayment of debt as part of a balance sheet restructuring. Mortgage servicing net of impairment decreased by $325,000 during 2017 compared to 2016. The increase in service charges on deposit accounts and interchange fee income in 2017 compared to 2016 was the result of growth in transactional deposit accounts and volume during 2017. Fiduciary activities income increased $1.3 million during 2017 as a result of an increase in assets under management. Other income increased $734,000 in 2017 compared to 2016 reflecting the finalized entries of the Lafayette acquisition which resulted in a gain on the accounting for Horizon’s previous equity interest of Lafayette totaling $530,000.

The increase in service charges on deposit accounts and interchange fee income in 2016 compared to 2015 was the result of growth in transactional deposit accounts and volume during 2016. Fiduciary activities income increased $984,000 during 2016 as a result of an increase in assets under management. During 2016, the Company originated approximately $316.9 million of mortgage loans to be sold on the secondary market, compared to $302.4 million in 2015. This increase in volume and increase in the percentage earned on the sale of mortgage loans; increased the overall gain on sale of mortgage loans by $1.6 million compared to the prior year. Mortgage servicing net of impairment increased by $915,000 during 2016 compared to 2015 due to a larger portfolio of mortgage loans serviced during 2016. The cash surrender value of bank owned life insurance increased by $394,000 in 2016 due to an increase in the number of policies outstanding as a result of the Kosciusko and LaPorte acquisitions. Gain on sale of investment securities increased $1.6 million in 2016 due to security gains used to help offset the penalties paid on the repayment of debt as part of a balance sheet restructuring and the result of an analysis that determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings. The death benefit on Bank owned life insurance decreased by $145,000 in 2016 due to a payment realized on one of the policies in 2015. These increases were partially offset by a decrease in other income of $64,000 in 2016.

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Twelve Months Ended					2015 - 2016
	December 31	December 31	Amount	Percent	December 31	Amount	Percent
	2017	2016	Change	Change	2015	Change	Change
Non-interest Expense
Salaries	$36,503	$30,445	$6,058	19.9%	$25,284	$5,161	20.4%
Commission and bonuses	6,225	6,484	(259)	-4.0%	6,008	476	7.9%
Employee benefits	8,647	7,084	1,563	22.1%	6,420	664	10.3%
Net occupancy expenses	9,535	8,322	1,213	14.6%	6,400	1,922	30.0%
Data processing	5,914	5,367	547	10.2%	4,251	1,116	26.3%
Professional fees	2,490	2,752	(262)	-9.5%	2,070	682	32.9%
Outside services and consultants	7,018	7,863	(845)	-10.7%	5,735	2,128	37.1%
Loan expense	4,970	5,582	(612)	-11.0%	5,379	203	3.8%
FDIC deposit insurance	1,046	1,559	(513)	-32.9%	1,499	60	4.0%
Other losses	368	684	(316)	-46.2%	432	252	58.3%
Other expense	12,097	10,750	1,347	12.5%	8,747	2,003	22.9%

Total non-interest expense	$94,813	$86,892	$7,921	9.1%	$72,225	$14,667	20.3%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

For the twelve months ended December 31, 2017, salary expense, employee benefits increased by $6.1 million and $1.6 million, respectively, reflecting additional compensation expense related to performance-based incentive plans, overall company growth and the Lafayette and Wolverine acquisitions. Net occupancy, data processing and other expense increased during 2017 primarily due to overall company growth, market expansions and recent acquisitions. Outside services and consultants expense and professional fees decreased primarily due to a lower amount of acquisition-related expenses in 2017 compared to 2016. The decrease in loan expense reflects a decrease in loan collection expenses when comparing 2017 to 2016. The reduced assessment rate schedule implemented by the FDIC in the fourth quarter of 2016 resulted in the decrease of FDIC insurance expense in 2017. Other losses decreased primarily due to lower debit card fraud-related expenses in 2017.

For the twelve months ended December 31, 2016, salary expense, commission and bonuses, employee benefits, net occupancy expense and other expense increased by $5.2 million, $476,000, $664,000, $1.9 million and $2.0 million, respectively, due to the Kosciusko, LaPorte and CNB mergers, Horizon’s investments in growth markets and overall growth. Data processing and various other expenses increased during 2016 from the cost of continued growth and expansion and the Kosciusko, LaPorte and CNB mergers. Outside services and consultants increased primarily due to the fees associated with the Kosciusko, LaPorte and CNB acquisitions. Loan expense increased in 2016 compared to 2015 due to company growth and collection costs. Other losses increased in 2016 compared to 2015 due to the recovery of a previously recorded loss contingency in 2014 and higher one-time losses in 2015.

Income Taxes

Income tax expense increased $6.0 million in 2017 totaling $14.8 million, compared to $8.8 million in 2016. The majority of the increase was due to an increase in income before taxes of $15.2 million in 2017. Also included in this increase is an adjustment to Horizon’s net deferred tax asset of $2.4 million ($1.7 million of net deferred tax assets and $766,000 of net deferred tax assets related to accumulated other comprehensive income) to reflect the new corporate tax rate signed into law at the end of 2017.

Use of Non-GAAP Financial Measures

Certain information set forth in this report on Form 10-K refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non-GAAP financial measures relating to net income, diluted earnings per share, net interest margin, total loans and loan growth, the allowance for loan and lease losses, tangible stockholders’ equity, tangible book value per share and the return on average assets and average common equity. In each case, we have identified special circumstances that we consider to be non-recurring and have excluded them, in order to show the impact of such matters as acquisition-related purchase accounting adjustments, prepayment penalties on borrowings and the Tax Cuts and Jobs Act, among other matters we have identified in our reconciliations. Horizon believes these non-GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and one-time costs of acquisitions and non-core items. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the following tables for reconciliations of the non-GAAP measures identified in this Form 10-K to their most comparable GAAP measures.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Twelve Months Ended
	December 31
	2017	2016	2015
Net Interest Margin As Reported
Net interest income	$112,100	$85,992	$74,734
Average interest-earning assets	3,074,464	2,683,383	2,166,006
Net interest income as a percent of average interest-earning assets (“Net Interest Margin”)	3.75%	3.29%	3.56%

Impact of Prepayment Penalties on Borrowings
Interest expense from prepayment penalties on borrowings	$—	$4,839	$—

Impact of Acquisitions
Interest income from acquisition-related purchase accounting adjustments	$(3,484)	$(2,304)	$(2,977)

Excluding Impact of Prepayment Penalties and Acquisitions
Net interest income	$108,616	$88,527	$71,757
Average interest-earning assets	3,074,464	2,683,383	2,166,006
Core Net Interest Margin	3.64%	3.38%	3.42%

Loan Growth by Type, Excluding Acquired Loans

Twelve Months Ended December 31, 2017

(Dollars in Thousands)

					Excluding Acquired Loans
	December 31	December 31	Amount	Acquired	Amount	Percent
	2017	2016	Change	Loans	Change	Change
Commercial loans	$1,617,870	$1,069,956	$547,914	$(395,167)	$152,747	14.3%
Residential mortgage loans	606,760	531,874	74,886	(43,423)	31,463	5.9%
Consumer loans	512,857	398,429	114,428	(9,739)	104,689	26.3%

Subtotal	2,737,487	2,000,259	737,228	(448,329)	288,899	14.4%
Held for sale loans	3,094	8,087	(4,993)	—	(4,993)	-61.7%
Mortgage warehouse loans	94,508	135,727	(41,219)	—	(41,219)	-30.4%

Total loans	$2,835,089	$2,144,073	$691,016	$(448,329)	$242,687	11.3%

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands Except per Share Data, Unaudited)

	December 31	September 30	June 30	March 31	December 31
	2017	2017	2017	2017	2016
Total stockholders’ equity	$457,078	$392,055	$357,259	$348,575	$340,855
Less: Intangible assets	132,282	103,244	86,726	87,094	86,307

Total tangible stockholders’ equity	$324,796	$288,811	$270,533	$261,481	$254,548

Common shares outstanding	25,529,819	23,325,459	22,176,465	22,176,465	22,171,596
Tangible book value per common share	$12.72	$12.38	$12.20	$11.79	$11.48

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands Except per Share Data)

	Twelve Months Ended
	December 31
	2017	2016	2015
Non-GAAP Reconciliation of Net Income
Net income as reported	$33,117	$23,912	$20,549
Merger expenses	3,656	6,827	4,889
Tax effect	(1,003)	(1,998)	(1,585)

Net income excluding merger expenses	35,770	28,741	23,853
Gain on sale of investment securities	(38)	(1,836)	(189)
Tax effect	13	643	66

Net income excluding gain on sale of investment securities	35,745	27,548	23,730
Death benefit on bank owned life insurance (“BOLI”)	—	—	(145)
Tax effect	—	—	51

Net income excluding death benefit on BOLI	35,745	27,548	23,636
Prepayment penalties on borrowings	—	4,839	—
Tax effect	—	(1,694)	—

Net income excluding prepayment penalties on borrowings	35,745	30,693	23,636
Gain on remeasurement of equity interest in Lafayette	(530)	—	—
Tax effect	78	—	—

Net income excluding gain on remeasurement of equity interest in Lafayette	35,293	30,693	23,636
Tax reform bill impact	2,426	—	—

Net income excluding tax reform bill impact	37,719	30,693	23,636
Acquisition-related purchase accounting adjustments (“PAUs”)	(3,484)	(2,304)	(2,977)
Tax effect	1,219	807	1,042

Core Net Income	$35,454	$29,196	$21,701

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share as reported	$1.43	$1.19	$1.26
Merger expenses	0.16	0.34	0.30
Tax effect	(0.04)	(0.10)	(0.10)

Diluted earnings per share excluding merger expenses	1.55	1.43	1.46
Gain on sale of investment securities	—	(0.09)	(0.01)
Tax effect	—	0.03	0.01

Diluted earnings per share excluding gain on sale of investment securities	1.55	1.37	1.46
Death benefit on BOLI	—	—	(0.01)
Tax effect	—	—	—

Net income excluding death benefit on BOLI	1.55	1.37	1.45
Prepayment penalties on borrowings	—	0.24	—
Tax effect	—	(0.08)	—

Diluted earnings per share excluding prepayment penalties on borrowings	1.55	1.53	1.45
Gain on remeasurement of equity interest in Lafayette	(0.02)	—	—
Tax effect	—	—	—

Diluted earnings per share excluding gain on remeasurement of equity interest in Lafayette	1.53	1.53	1.45
Tax reform bill impact	0.10	—	—

Diluted earnings per share excluding tax reform bill impact	1.64	1.53	1.45
Acquisition-related PAUs	(0.15)	(0.11)	(0.18)
Tax effect	0.05	0.03	0.06

Diluted earnings per share excluding PAUs	$1.53	$1.45	$1.33

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Return on Average Assets and Average Common Equity

(Dollars in Thousands, Unaudited)

	Twelve Months Ended
	December 31
	2017	2016	2015
Non-GAAP Reconciliation of Return on Average Assets
Average Assets	$3,396,873	$2,961,622	$2,360,485
Net income as reported	0.97%	0.81%	0.87%
Merger expenses	0.11%	0.23%	0.21%
Tax effect	-0.03%	-0.07%	-0.07%

Net income excluding merger expenses	1.05%	0.97%	1.01%
Gain on sale of investment securities	0.00%	-0.06%	-0.01%
Tax effect	0.00%	0.02%	0.00%

Net income excluding gain on sale of investment securities	1.05%	0.93%	1.00%
Death benefit on BOLI	0.00%	0.00%	-0.01%
Tax effect	0.00%	0.00%	0.00%

Net income excluding death benefit on BOLI	1.05%	0.93%	0.99%
Prepayment penalties on borrowings	0.00%	0.17%	0.00%
Tax effect	0.00%	-0.06%	0.00%

Net income excluding prepayment penalties on borrowings	1.05%	1.04%	0.99%
Gain on remeasurement of equity interest in Lafayette	-0.02%	0.00%	0.00%
Tax effect	0.00%	0.00%	0.00%

Net income excluding gain on remeasurement of equity interest in Lafayette	1.03%	1.04%	0.99%
Tax reform bill impact	0.07%	0.00%	0.00%

Net income excluding tax reform bill impact	1.10%	1.04%	0.99%
Acquisition-related purchase accounting adjustments (“PAUs”)	-0.10%	-0.08%	-0.13%
Tax effect	0.04%	0.03%	0.04%

Net income excluding PAUs	1.04%	0.99%	0.90%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$378,709	$301,485	$207,014
Return on average common equity as reported	8.74%	7.93%	9.93%
Merger expenses	0.97%	2.26%	2.36%
Tax effect	-0.26%	-0.66%	-0.77%

Return on average assets excluding merger expenses	9.45%	9.53%	11.52%
Gain on sale of investment securities	-0.01%	-0.61%	-0.09%
Tax effect	0.00%	0.21%	0.03%

Return on average assets excluding gain on sale of investment securities	9.44%	9.13%	11.46%
Death benefit on BOLI	0.00%	0.00%	-0.07%
Tax effect	0.00%	0.00%	0.02%

Return on average assets excluding death benefit on BOLI	9.44%	9.13%	11.41%
Prepayment penalties on borrowings	0.00%	1.61%	0.00%
Tax effect	0.00%	-0.56%	0.00%

Return on average assets excluding prepayment penalties on borrowings	9.44%	10.18%	11.41%
Gain on remeasurement of equity interest in Lafayette	-0.14%	0.00%	0.00%
Tax effect	0.02%	0.00%	0.00%

Return on average assets excluding gain on remeasurement of equity interest in Lafayette	9.32%	10.18%	11.41%
Tax reform bill impact	0.64%	0.00%	0.00%

Return on average assets excluding tax reform bill impact	9.96%	10.18%	11.41%
Acquisition-related PAUs	-0.92%	-0.76%	-1.44%
Tax effect	0.32%	0.27%	0.50%

Return on average assets excluding PAUs	9.36%	9.69%	10.47%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non- GAAP Allowance for Loan and Lease Loss Detail

As of December 31, 2017

(Dollars in Thousands, Unaudited)

	Horizon
	Legacy	Heartland	Summit	Peoples	Kosciusko	LaPorte	CNB	Lafayette	Wolverine	Total
Pre-discount loan balance	$2,019,194	$11,646	$40,995	$113,171	$60,497	$142,824	$6,583	$144,444	$311,313	$2,850,667
Allowance for loan losses (ALLL)	16,394	—	—	—	—	—	—	—	—	16,394
Loan discount	N/A	800	2,241	2,754	758	3,796	167	3,226	4,930	18,672

ALLL+loan discount	16,394	800	2,241	2,754	758	3,796	167	3,226	4,930	35,066

Loans, net	$2,002,800	$10,846	$38,754	$110,417	$59,739	$139,028	$6,416	$141,218	$306,383	$2,815,601

ALLL/ pre-discount loan balance	0.81%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.58%
Loan discount/ pre-discount loan balance	N/A	6.87%	5.47%	2.43%	1.25%	2.66%	2.54%	2.23%	1.58%	0.66%
ALLL+loan discount/ pre-discount loan balance	0.81%	6.87%	5.47%	2.43%	1.25%	2.66%	2.54%	2.23%	1.58%	1.23%

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2017, Horizon had available approximately $127.2 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:

•	Horizon had outstanding borrowings of over $336.3 million with the FHLB and total borrowing capacity with the FHLB of $368.9 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon had a total of $16.7 million of Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.

•	Horizon had a total of $91.8 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

•	A downgrade in Horizon’s ability to obtain credit due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

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

During 2017, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $99.0 million, an increase in borrowings of $259.9 million and cash received from acquisitions totaling $43.6 million. Cash flows were used to purchase investments totaling $181.2 million, to fund an increase in loans of $251.8 million and a decrease in deposits of $13.4 million. The net cash and cash equivalent position increased by $5.6 million during 2017.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2017. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

			After one	After three	After
		Within	but within	but within	five
	Total	one year	three years	five years	years
Remaining contractual maturities of time deposits	$566,952	$277,498	$228,481	$38,172	$22,801
Borrowings	564,157	430,078	106,724	17,196	10,159
Subordinated debentures	37,653	—	—	—	37,653
Loan Commitments	802,949	214,249	588,700	—	—
Letters of credit	3,383	889	2,494	—	—

Total	$1,975,094	$922,714	$926,399	$55,368	$70,613

Interest Rate Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on a model that assumes a lag in repricing, at December 31, 2017, the amount of assets that reprice within one year was 191% of liabilities that reprice within one year. At December 31, 2016, this same model reported that the amount of assets that reprice within one year was approximately 218% of the amount of liabilities that reprice within the same time period. The year 2017 was a stable rate environment and the yields on assets continued to reprice at lower rates due to current asset pricing and a more competitive environment. However, the impact of slightly lower funding costs and a balance sheet restructuring that repaid higher cost long term debt during 2017 positively impacted the net interest margin.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	Rate Sensitivity
		> 3 Months		Greater
	3 Months	& </= 6	> 6 Months	Than 1
	or Less	Months	& </= 1 Year	Year	Total
Loans	$1,048,841	$206,877	$304,267	$1,275,104	$2,835,089
Federal Funds Sold	590	—	—	—	590
Interest-Bearing balances with Banks	18,371	—	—	—	18,371
Investment securities and FRB and FHLB stock	50,011	30,507	55,247	592,453	728,218
Other assets	—	—	—	382,035	382,035

Total Assets	$1,117,813	$237,384	$359,514	$2,249,592	$3,964,303

Noninterest-bearing deposits	$16,143	$16,143	$32,287	$537,232	$601,805
Interest-bearing deposits	126,308	110,910	213,225	1,828,755	2,279,198
Borrowed Funds	345,619	21,926	13,229	221,036	601,810
Other Liabilities	—	—	—	24,412	24,412
Stockholders’ equity	—	—	—	457,078	457,078

Total liabilities and stockholder’s equity	$488,070	$148,979	$258,741	$3,068,513	$3,964,303

GAP	$629,743	$88,405	$100,773	$(818,921)
Cumulative GAP	$629,743	$718,148	$818,921

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

The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2017. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

								Fair Value
						2023		December 31
	2018	2019	2020	2021	2022	& Beyond	Total	2017
Rate-sensitive assets
Fixed interest rate loans	$610,499	$297,692	$183,718	$107,903	$53,235	$71,918	$1,324,965	$1,221,263
Average interest rate	4.55%	4.53%	4.51%	4.51%	4.59%	4.63%	4.55%
Variable interest rate loans	950,032	123,165	97,866	83,942	76,662	178,457	1,510,124	1,522,286
Average interest rate	4.25%	4.11%	4.27%	4.16%	4.42%	3.67%	4.17%

Total loans	1,560,531	420,857	281,584	191,845	129,897	250,375	2,835,089	2,743,549
Average interest rate	4.37%	4.41%	4.43%	4.35%	4.49%	3.94%	4.35%
Securities, including FHLB stock	135,766	83,908	71,389	60,484	58,347	318,324	728,218	728,855
Average interest rate	2.27%	2.55%	2.73%	3.00%	3.16%	3.71%	3.11%
Other interest-bearing assets	18,961	—	—	—	—	—	18,961	18,961
Average interest rate	2.15%	0.00%	0.00%	0.00%	0.00%	0.00%	2.15%

Total earnings assets	$1,715,258	$504,765	$352,973	$252,329	$188,244	$568,699	$3,582,268	$3,491,365

Average interest rate	4.18%	4.10%	4.08%	4.03%	4.10%	3.81%	4.08%
Rate-sensitive liabilities
Noninterest-bearing deposits	$64,576	$57,645	$51,460	$45,938	$41,009	$341,177	$601,805	$601,805
NOW accounts	49,916	45,059	40,675	36,717	33,145	307,498	513,010	480,615
Average interest rate	0.14%	0.14%	0.14%	0.14%	0.14%	0.14%	0.14%
Savings and money market accounts	122,618	110,044	98,764	88,643	79,563	699,604	1,199,236	1,118,315
Average interest rate	0.28%	0.28%	0.28%	0.28%	0.27%	0.27%	0.27%
Certificates of deposit	277,909	164,040	63,819	19,443	18,638	23,103	566,952	559,181
Average interest rate	0.93%	1.30%	1.40%	1.54%	1.57%	1.68%	1.16%

Total deposits	515,019	376,788	254,718	190,741	172,355	1,371,382	2,881,003	2,759,916
Average interest rate	0.58%	0.66%	0.48%	0.31%	0.32%	0.20%	0.37%
Fixed interest rate borrowings	360,497	60,854	36,353	9,304	13,529	10,024	490,561	492,504
Average interest rate	1.21%	1.60%	1.96%	2.40%	3.89%	2.22%	1.43%
Variable interest rate borrowings	111,249	—	—	—	—	—	111,249	109,683
Average interest rate	2.53%	0.00%	0.00%	0.00%	0.00%	0.00%	2.53%

Total funds	$986,765	$437,642	$291,071	$200,045	$185,884	$1,381,406	$3,482,813	$3,362,103

Average interest rate	1.03%	0.79%	0.66%	0.41%	0.58%	0.21%	0.59%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Horizon Bancorp and Subsidiaries

Consolidated Financial Statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	December 31	December 31
	2017	2016
Assets
Cash and due from banks	$76,441	$70,832
Investment securities, available for sale	509,665	439,831
Investment securities, held to maturity (fair value of $201,085 and $194,086)	200,448	193,194
Loans held for sale	3,094	8,087
Loans, net of allowance for loan losses of $16,394 and $14,837	2,815,601	2,121,149
Premises and equipment, net	75,529	66,357
Federal Reserve and Federal Home Loan Bank stock	18,105	23,932
Goodwill	119,880	76,941
Other intangible assets	12,402	9,366
Interest receivable	16,244	12,713
Cash value of life insurance	75,931	74,134
Other assets	40,963	44,620

Total assets	$3,964,303	$3,141,156

Liabilities
Deposits
Non-interest bearing	$601,805	$496,248
Interest bearing	2,279,198	1,974,962

Total deposits	2,881,003	2,471,210
Borrowings	564,157	267,489
Subordinated debentures	37,653	37,456
Interest payable	886	472
Other liabilities	23,526	23,674

Total liabilities	3,507,225	2,800,301

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares Issued 0 and 0 shares	—	—
Common stock, no par value Authorized 66,000,000 shares(1) Issued, 25,549,069 and 22,192,530 shares(1) Outstanding, 25,529,819 and 22,171,596 shares(1)	—	—
Additional paid-in capital	275,059	182,326
Retained earnings	185,570	164,173
Accumulated other comprehensive loss	(3,551)	(5,644)

Total stockholders’ equity	457,078	340,855

Total liabilities and stockholders’ equity	$3,964,303	$3,141,156

(1)	Adjusted for 3:2 stock split on November 14, 2016

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2017	2016	2015
Interest Income
Loans receivable	$112,329	$91,569	$75,373
Investment securities
Taxable	9,086	10,039	8,721
Tax exempt	7,068	4,921	4,494

Total interest income	128,483	106,529	88,588

Interest Expense
Deposits	7,901	6,616	5,559
Borrowed funds	6,178	11,807	6,286
Subordinated debentures	2,304	2,114	2,009

Total interest expense	16,383	20,537	13,854

Net Interest Income	112,100	85,992	74,734
Provision for loan losses	2,470	1,842	3,162

Net Interest Income after Provision for Loan Losses	109,630	84,150	71,572

Non-interest Income
Service charges on deposit accounts	6,383	5,762	4,807
Wire transfer fees	658	806	633
Interchange fees	5,104	4,165	3,623
Fiduciary activities	7,894	6,621	5,637
Gain on sale of investment securities (includes $38, $1,836 and $189 for the years ended December 31, 2017, 2016 and 2015 related to accumulated other comprehensive earnings reclassifications)	38	1,836	189
Gain on sale of mortgage loans	7,906	11,675	10,055
Mortgage servicing income net of impairment	1,583	1,908	993
Increase in cash value of bank owned life insurance	1,797	1,643	1,249
Death benefit on bank owned life insurance	—	—	145
Other income	1,773	1,039	1,103

Total non-interest income	33,136	35,455	28,434

Non-interest Expense
Salaries and employee benefits	51,375	44,013	37,712
Net occupancy expenses	9,535	8,322	6,400
Data processing	5,914	5,367	4,251
Professional fees	2,490	2,752	2,070
Outside services and consultants	7,018	7,863	5,735
Loan expense	4,970	5,582	5,379
FDIC insurance expense	1,046	1,559	1,499
Other losses	368	684	432
Other expense	12,097	10,750	8,747

Total non-interest expense	94,813	86,892	72,225

Income Before Income Tax	47,953	32,713	27,781
Income tax expense (includes $13, $643 and $66 for the years ended December 31, 2017, 2016 and 2015 related to income tax expense from reclassification items)	14,836	8,801	7,232

Net Income	33,117	23,912	20,549
Preferred stock dividend	—	(42)	(125)

Net Income Available to Common Shareholders	$33,117	$23,870	$20,424

Basic Earnings Per Share(1)	$1.44	$1.19	$1.30
Diluted Earnings Per Share(1)	1.43	1.19	1.26

(1)	Adjusted for 3:2 stock split on November 14, 2016

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31
	2017	2016	2015
Net Income	$33,117	$23,912	$20,549

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	1,404	9	195
Income tax effect	(491)	(3)	(68)

Changes from derivative instruments	913	6	127

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	2,110	(5,091)	(2,910)
Amortization from transfer of securities from available for sale to held to maturity securities	(256)	(653)	(549)
Reclassification adjustment for securities (gains) losses realized in income	(38)	(1,836)	(189)
Income tax effect	(636)	2,653	1,277

Unrealized gains (losses) on securities	1,180	(4,927)	(2,371)

Other Comprehensive Income (Loss), Net of Tax	2,093	(4,921)	(2,244)

Comprehensive Income	$35,210	$18,991	$18,305

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2015	$12,500	$45,916	$134,477	$1,521	$194,414
Net income			20,549		20,549
Other comprehensive loss, net of tax				(2,244)	(2,244)
Amortization of unearned compensation		355			355
Stock issued stock plans		554			554
Exercise of stock warrants		3,751			3,751
Stock option expense		288			288
Stock issued from acquisition		55,506			55,506
Cash dividends on preferred stock (1.00%)			(125)		(125)
Cash dividends on common stock ($0.39 per share)			(6,216)		(6,216)

Balances, December 31, 2015	$12,500	$106,370	$148,685	$(723)	$266,832
Net income			23,912		23,912
Other comprehensive income, net of tax				(4,921)	(4,921)
Redemption of preferred stock	(12,500)				(12,500)
Amortization of unearned compensation		284			284
Stock option expense		324			324
Stock issued stock plans		572			572
Stock issued in Kosciusko acquisition		14,470			14,470
Stock issued in LaPorte acquisition		60,306			60,306
Cash dividends on preferred stock (1.00%)			(42)		(42)
Cash dividends on common stock ($0.41 per share)			(8,382)		(8,382)

Balances, December 31, 2016	$—	$182,326	$164,173	$(5,644)	$340,855
Net income			33,117		33,117
Other comprehensive income, net of tax				2,093	2,093
Amortization of unearned compensation		135			135
Exercise of stock options		1,604			1,604
Stock option expense		325			325
Stock issued in Lafayette acquisition		28,558			28,558
Stock issued in Wolverine acquisition		62,111			62,111
Cash dividends on common stock ($0.50 per share)			(11,720)		(11,720)

Balances, December 31, 2017	$—	$275,059	$185,570	$(3,551)	$457,078

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Twelve Months Ended December 31
	2017	2016	2015
Operating Activities
Net income	$33,117	$23,912	$20,549
Items not requiring (providing) cash
Provision for loan losses	2,470	1,842	3,162
Depreciation and amortization	5,936	5,275	4,152
Share based compensation	325	324	288
Mortgage servicing rights net impairment	80	110	59
Premium amortization on securities, net	6,024	6,162	3,420
Gain on sale of investment securities	(38)	(1,836)	(189)
Gain on sale of mortgage loans	(7,906)	(11,675)	(10,055)
Proceeds from sales of loans	231,410	328,377	310,700
Loans originated for sale	(218,511)	(316,875)	(302,419)
Change in cash value of life insurance	(1,797)	(1,618)	(1,224)
Loss (gain) on sale of other real estate owned	(4)	261	(289)
Net change in
Interest receivable	(2,591)	(544)	(1,010)
Interest payable	152	(275)	(11)
Other assets	6,173	489	8,569
Other liabilities	(5,776)	(8,381)	(472)

Net cash provided by operating activities	49,064	25,548	35,230

Investing Activities
Purchases of securities available for sale	(149,376)	(225,555)	(244,195)
Proceeds from sales, maturities, calls, and principal repayments of securities available for sale	85,587	269,587	121,724
Purchases of securities held to maturity	(31,794)	(45,832)	(32,605)
Proceeds from maturities of securities held to maturity	13,376	30,843	7,155
Change in Federal Reserve and FHLB stock	8,922	(5,448)	268
Net change in loans	(251,821)	32,099	(156,340)
Proceeds on the sale of OREO and repossessed assets	4,238	2,572	3,014
Change in premises and equipment, net	(2,689)	(1,383)	(5,622)
Net cash received in acquisition, Peoples	—	—	182,413
Net cash received in acquisition, Kosciusko	—	30,437	—
Net cash received in acquisition, LaPorte	—	116,521	—
Net cash received in acquisition, CNB	—	22,549	—
Net cash received in acquisition of branch	11,000	—	—
Net cash received in acquisition, Lafayette	20,425	—	—
Gain on remeasurement of equity interest in Lafayette	(530)	—	—
Net cash received in acquisition, Wolverine	12,788	—	—

Net cash provided by (used in) investing activities	(279,874)	226,390	(124,188)

Financing Activities
Net change in
Deposits	(13,360)	46,590	46,747
Borrowings	259,895	(255,994)	49,421
Redemption of preferred stock	—	(12,500)	—
Proceeds from issuance of stock	1,604	572	4,305
Dividends paid on common shares	(11,720)	(8,382)	(6,216)
Dividends paid on preferred shares	—	(42)	(125)

Net cash provided by (used in) financing activities	236,419	(229,756)	94,132

Net Change in Cash and Cash Equivalents	5,609	22,182	5,174
Cash and Cash Equivalents, Beginning of Period	70,832	48,650	43,476

Cash and Cash Equivalents, End of Period	$76,441	$70,832	$48,650

Continued

HORIZON BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

Additional Supplemental Information
Interest paid	$15,969	$20,572	$13,844
Income taxes paid	10,195	6,916	4,123
Transfer of loans to other real estate owned	2,411	3,679	5,567
The Company purchased all of the capital stock of Wolverine for $93,773 on October 17, 2017. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	394,090	—	—
Less: common stock issued	62,111	—	—
Cash paid for the capital stock	31,662	—	—
Liabilities assumed	300,317	—	—
The Company purchased all of the capital stock of Lafayette for $34,465 on September 1, 2017. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	186,844	—	—
Less: common stock issued	30,044	—	—
Cash paid for the capital stock	4,421	—	—
Liabilities assumed	152,379	—	—
Acquisition of LaPorte, measurement period adjustments	704	—	—
The Company purchased all of the capital stock of CNB Bancorp for $5,311 on November 7, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	56,219	—
Less: cash paid for the capital stock	—	5,311	—
Liabilities assumed	—	50,908	—
The Company purchased all of the capital stock of LaPorte Bancorp for $98,634 on July 18, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	546,770	—
Less: common stock issued	—	60,306	—
Cash paid for the capital stock	—	38,328	—
Liabilities assumed	—	448,136	—
The Company purchased all of the capital stock of Kosciusko for $22,983 on June 1, 2016. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	155,873	—
Less: common stock issued	—	14,470	—
Cash paid for the capital stock	—	8,513	—
Liabilities assumed	—	132,890	—
The Company purchased all of the capital stock of Peoples for $78,147 on July 1, 2015. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	—	485,077
Less: common stock issued	—	—	55,506
Cash paid for the capital stock		—	22,641
Liabilities assumed	—	—	406,930

See notes to consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp (“Horizon”) and its wholly owned subsidiaries, Horizon Bank (“Bank”) and Horizon Risk Management, Inc., together referred to as “Horizon” conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.

The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank maintains 62 full service offices. The Bank has wholly owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. Horizon conducts no business except that incident to its ownership of the subsidiaries.

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

Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in the Northern and Central regions of Indiana and the Southern, Central and Great Lakes Bay regions of Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 57% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 21% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 18% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 3% of the loan portfolio and are secured by residential real estate.

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

Intangible Assets — Goodwill is tested annually for impairment. At December 31, 2017, Horizon had core deposit intangibles of $12.4 million subject to amortization and $119.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Goodwill totaled $119.9 million at December 31, 2017 and $76.9 million at December 31, 2016. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette and Wolverine.

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

	Years Ended December 31
	2017	2016	2015
Basic earnings per share
Net income	$33,117	$23,912	$20,549
Less: Preferred stock dividends	—	42	125

Net income available to common shareholders	$33,117	$23,870	$20,424

Weighted average common shares outstanding(1)	23,035,824	19,987,728	15,765,444

Basic earnings per share	$1.44	$1.19	$1.30

Diluted earnings per share
Net income available to common shareholders	$33,117	$23,870	$20,424

Weighted average common shares outstanding(1)	23,035,824	19,987,728	15,765,444
Effect of dilutive securities:
Warrants	—	—	330,474
Restricted stock	31,321	26,553	48,015
Stock options	106,481	68,129	53,379

Weighted average shares outstanding	23,173,626	20,082,410	16,197,312

Diluted earnings per share	$1.43	$1.19	$1.26

(1)	Adjusted for 3:2 stock split on November 14, 2016

At December 31, 2017 and 2016, there were zero shares and at December 31, 2015 there were 3,750 shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

Dividend Restrictions — Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 21. At December 31, 2017, the Bank could, without prior approval, declare dividends of approximately $8.5 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

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

Share-Based Compensation — At December 31, 2017, Horizon had share-based compensation plans, which are described more fully in Note 22. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $1.7 million, $608,000, and $643,000 for 2017, 2016 and 2015, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12-month periods ended December 31, 2017, 2016 and 2015.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Reclassifications — Certain reclassifications have been made to the 2016 and 2015 consolidated financial statements to be comparable to 2017. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The FASB has issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. At December 31, 2017, the Company had approximately $766,000 stranded tax effects included in AOCI.

FASB ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities

The FASB has issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. For public entities, the new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities

The FASB has issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update were adopted on January 1, 2017 and did not have a material impact on the consolidated financial statements.

FASB ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment

The FASB has issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The new guidance is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business

The FASB has issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The amendments in this update became effective on January 1, 2017 and did not have a material impact on the consolidated financial statements.

FASB ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments

The FASB has issued ASU No. 2016-13, Financial Instrument – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018. We have formed a cross functional committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

FASB ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting

The FASB has issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The amendments in this update became effective on January 1, 2017 and resulted in a tax benefit of $522,000 for the year ended December 31, 2017.

FASB ASU No. 2016-02, Leases (Topic 842)

The FASB has issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding as of December 31, 2017, we do not expect the new standard to have a material impact on our balance sheet or income statement.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

FASB ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities

The FASB has issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

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

FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that any entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The new standard,and the amendments detailed below, will not result in a material change from our current accounting for revenue, as recognition of interest income and the larger sources of non-interest income from Horizon’s current financial instruments are not impacted by the guidance. Additional disclosures regarding the composition of Horizon’s revenue sources will be required.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and some practical expedients.

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606), Technical Corrections and Improvements. The FASB board decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU No. 2014-09 to increase awareness of the proposals and to expedite improvements to ASU No. 2014-09. The amendment affects narrow aspects of the guidance issued in ASU No. 2014-09.

Note 2 – Acquisitions

Wolverine Bancorp, Inc.

On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.0152 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331, and the shares of Horizon common stock issued to Wolverine shareholders totaled 2,160,697. Based upon the October 16, 2017 closing price of $29.06 per share of Horizon common stock immediately prior to the effectiveness of the merger, less the consideration used to pay off Wolverine Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $93.8 million. The Company incurred approximately $1.9 million in costs related to the acquisition as of December 31, 2017. These expenses are classified in the non-interest section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the Wolverine acquisition is allocated as follows:

ASSETS
Cash and due from banks	$44,450
Investment securities, available for sale	—

Commercial	276,167
Residential mortgage	30,603

Consumer	3,897

Total loans	310,667

Premises and equipment, net	2,941
FHLB stock	2,700
Goodwill	26,827
Core deposit intangible	2,024
Interest receivable	584
Other assets	3,897

Total assets purchased	$394,090

Common shares issued	$62,111
Cash paid	31,662

Total estimated purchase price	$93,773

LIABILITIES
Deposits
Non-interest bearing	$25,221
NOW accounts	8,026
Savings and money market	129,044
Certificates of deposits	94,688

Total deposits	256,979

Borrowings	36,970
Interest payable	214
Other liabilities	6,154

Total liabilities assumed	$300,317

Of the total purchase price of $93.8 million, $2.0 million has been allocated to core deposit intangible. Additionally, $26.8 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over 10 years on a straight line basis.

The Company acquired various loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current assumptions, such as default rates, severity and prepayment speeds.

Loans with specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table details the acquired loans that are accounted for in accordance with ASC 310-30 as of October 17, 2017.

Contractually required principal and interest at acquisition	$21,912
Contractual cash flows not expected to be collected (nonaccretable differences)	1,832

Expected cash flows at acquisition	20,080
Interest component of expected cash flows (accretable discount)	2,267

Fair value of acquired loans accounted for under ASC 310-30	$17,813

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

Lafayette Community Bancorp

On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and Horizon Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.5878 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,091,259. Based upon the August 31, 2017 closing price of $26.17 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million. The Company has had approximately $1.7 million in costs related to the acquisition as of December 31, 2017. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Horizon held 5% ownership in Lafayette immediately preceding the merger date. In accordance with ASC 805-10 – Business Combinations, Horizon was required to remeasure the equity interest in Lafayette’s common stock and recognize the resulting gain or loss, if any, in earnings. Since Lafayette was traded in the OTC market, the remeasurement was based on the closing price of Lafayette’s common stock immediately prior to the acquisition announcement and immediately prior to Horizon taking control of Lafayette. This remeasurement resulted in a gain of $530,000.

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

ASSETS
Cash and due from banks	$24,846
Investment securities, available for sale	6

Commercial	116,258
Residential mortgage	12,761

Consumer	5,280

Total loans	134,299

Premises and equipment, net	7,818
FHLB stock	395
Goodwill	15,408
Core deposit intangible	2,085
Interest receivable	338
Other assets	1,649

Total assets purchased	$186,844

Common shares issued	$30,044	(1)
Cash paid	4,421

Total estimated purchase price	$34,465

LIABILITIES
Deposits
Non-interest bearing	$34,990
NOW accounts	30,174
Savings and money market	53,663
Certificates of deposits	32,520

Total deposits	151,347

Borrowings	—
Interest payable	42
Other liabilities	990

Total liabilities assumed	$152,379

(1)	This includes $955,000 of common shares previously held by Horizon.

Of the total estimated purchase price of $34.5 million, $2.1 million has been allocated to core deposit intangible. Additionally, $15.4 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over 10 years on a straight-line basis.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table details an estimate of the acquired loans that are accounted for in accordance with ASC 310-30 as of September 1, 2017.

Contractually required principal and interest at acquisition	$6,128
Contractual cash flows not expected to be collected (nonaccretable differences)	1,326

Expected cash flows at acquisition	4,802
Interest component of expected cash flows (accretable discount)	933

Fair value of acquired loans accounted for under ASC 310-30	$3,869

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

Bargersville Branch Purchase

On February 3, 2017, Horizon completed the purchase and assumption of certain assets and liabilities of a single branch of First Farmers Bank & Trust Company, in Bargersville, Indiana. Net cash of $11.0 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for loans acquired in the transaction of $3.4 million and a 3.0% premium on deposits. Customer deposit balances were recorded at $14.8 million and a core deposit intangible of $452,000 was recorded in the transaction, which will be amortized over 10 years on a straight line basis. There was no goodwill generated in the transaction.

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

Peoples Bancorp

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

ASSETS
Cash and due from banks	$205,054
Investment securities, available for sale	2,038

Commercial	67,435
Residential mortgage	137,331

Consumer	19,593

Total loans	224,359

Premises and equipment, net	5,524
FRB and FHLB stock	2,743
Goodwill	21,424
Core deposit intangible	4,394
Interest receivable	1,279
Cash value of life insurance	13,898
Other assets	4,364

Total assets purchased	$485,077

Common shares issued	$55,506
Cash paid	22,641

Total estimated purchase price	$78,147

LIABILITIES
Deposits
Non-interest bearing	$28,251
NOW accounts	65,771
Savings and money market	125,176
Certificates of deposits	131,889

Total deposits	351,087

Borrowings	48,884
Interest payable	21
Other liabilities	6,938

Total liabilities assumed	$406,930

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

The results of operations of Wolverine, Lafayette, CNB, LaPorte Bancorp, Kosciusko and Peoples have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the periods ended December 31, 2017, 2016 and 2015 as if the Wolverine, Lafayette, CNB, LaPorte Bancorp, Kosciusko and Peoples acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	December 31	December 31	December 31
	2017	2016	2015
Summary of Operations:
Net Interest Income	$125,442	$115,860	119,732
Provision for loan losses	(12)	1,082	4,027

Net Interest Income after Provision for Loan Losses	125,454	114,778	115,705
Non-interest Income	33,959	43,330	37,976
Non-interest Expense	109,605	119,522	112,309

Income before Income Taxes	49,808	38,586	41,372
Income Tax Expense	16,204	12,072	10,764

Net Income	33,604	26,514	30,608
Net Income Available to Common Shareholders	$33,604	$26,472	30,483

Basic Earnings Per Share	$1.46	$1.32	$1.93
Diluted Earnings Per Share	$1.45	$1.32	$1.88

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro-forma information for the year ended 2017 includes $2.6 million, net of tax, of operating revenue from Lafayette and Wolverine since acquisitions and approximately $2.7 million, net of tax, of non-recurring expenses directly attributable to the Lafayette and Wolverine acquisitions. The pro-forma information for the year ended 2016 includes $4.3 million, net of tax, of operating revenue from CNB, LaPorte Bancorp and Kosciusko since acquisition and approximately $4.8 million, net of tax, of non-recurring expenses directly attributable to the acquisitions. The pro-forma information for the year ended 2015 includes $2.3 million, net of tax, of operating revenue from Peoples since the acquisition and approximately $3.3 million, net of tax, of non-recurring expenses directly attributable to the Peoples acquisition.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 3 – Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.

At December 31, 2017, the Company’s cash accounts exceeded federally insured limits by approximately $12.5 million.

Note 4 – Securities

The fair value of securities is as follows:

		Gross	Gross
December 31, 2017	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$19,277	$—	$(225)	$19,052
State and municipal	148,045	2,189	(670)	149,564
Federal agency collateralized mortgage obligations	132,871	45	(2,551)	130,365
Federal agency mortgage-backed pools	211,487	155	(2,985)	208,657
Private labeled mortgage-backed pools	1,650	—	(8)	1,642
Corporate notes	272	113	—	385

Total available for sale investment securities	$513,602	$2,502	$(6,439)	$509,665

Held to maturity
State and municipal	$179,836	$3,493	$(2,932)	$180,397
Federal agency collateralized mortgage obligations	5,734	17	(69)	5,682
Federal agency mortgage-backed pools	14,878	216	(88)	15,006

Total held to maturity investment securities	$200,448	$3,726	$(3,089)	$201,085

		Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$8,051	$2	$(64)	$7,989
State and municipal	117,327	324	(1,059)	116,592
Federal agency collateralized mortgage obligations	139,040	254	(2,099)	137,195
Federal agency mortgage-backed pools	180,183	251	(3,707)	176,726
Corporate notes	1,238	91	—	1,329

Total available for sale investment securities	$445,839	$922	$(6,929)	$439,831

Held to maturity
State and municipal	$165,607	$2,700	$(2,485)	$165,822
Federal agency collateralized mortgage obligations	6,530	31	(71)	6,490
Federal agency mortgage-backed pools	21,057	897	(180)	21,774

Total held to maturity investment securities	$193,194	$3,628	$(2,736)	$194,086

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2017, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2017.

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

The amortized cost and fair value of securities available for sale and held-to-maturity at December 31, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$13,347	$13,326	$7,455	$7,480
One to five years	40,468	40,193	37,483	37,479
Five to ten years	50,473	51,156	21,112	20,984
After ten years	63,306	64,326	60,566	59,967

	167,594	169,001	126,616	125,910
Federal agency collateralized mortgage obligations	132,871	130,365	139,040	137,195
Federal agency mortgage-backed pools	211,487	208,657	180,183	176,726
Private labeled mortgage-backed pools	1,650	1,642	—	—

Total available for sale investment securities	$513,602	$509,665	$445,839	$439,831

Held to maturity
Within one year	$1,948	$1,934	$—	$—
One to five years	40,603	41,531	24,594	25,271
Five to ten years	89,801	91,249	87,645	88,805
After ten years	47,484	45,683	53,368	51,746

	179,836	180,397	165,607	165,822
Federal agency collateralized mortgage obligations	5,734	5,682	6,530	6,490
Federal agency mortgage-backed pools	14,878	15,006	21,057	21,774

Total held to maturity investment securities	$200,448	$201,085	$193,194	$194,086

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$15,882	$(180)	$2,870	$(45)	$18,752	$(225)
State and municipal	54,312	(2,758)	30,691	(844)	85,003	(3,602)
Federal agency collateralized mortgage obligations	54,006	(589)	73,462	(2,031)	127,468	(2,620)
Federal agency mortgage-backed pools	103,926	(1,019)	86,846	(2,054)	190,772	(3,073)
Private labeled mortgage-backed pools	1,642	(8)	—	—	1,642	(8)

Total temporarily impaired securities	$229,768	$(4,554)	$193,869	$(4,974)	$423,637	$(9,528)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and federal agencies	$6,987	$(64)	$—	$—	$6,987	$(64)
State and municipal	142,466	(3,544)	—	—	142,466	(3,544)
Federal agency collateralized mortgage obligations	112,414	(1,918)	10,199	(252)	122,613	(2,170)
Federal agency mortgage-backed pools	163,768	(3,887)	—	—	163,768	(3,887)

Total temporarily impaired securities	$425,635	$(9,413)	$10,199	$(252)	$435,834	$(9,665)

U.S. Treasury, federal agency, state and municipal

The unrealized losses on the Company’s investments in U.S. Treasury, federal agency and state and municipals were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Federal agency mortgage-backed pools and collateralized mortgage obligations

The unrealized losses on the Company’s investment in federal agency mortgage backed pools and collateralized mortgage obligations securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Information regarding security proceeds, gross gains and gross losses are presented below.

	Years ended December 31
	2017	2016	2015
Sales of securities available for sale
Proceeds	$5,490	$182,549	$43,051
Gross gains	151	2,646	254
Gross losses	(113)	(810)	(65)

The tax effect of the proceeds from the sale of securities available for sale was $13,000, $643,000 and $66,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2017, the Company had pledged $74.0 million of fair value or $75.6 million of amortized cost, in securities as collateral for $61.1 million in repurchase agreements, $94.6 million of fair value or $93.1 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with $11.0 million current outstanding borrowings and $13.1 million of fair value or $13.1 million of amortized cost, in securities as collateral for $917,000 in settlements on the fair value of swap agreements.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 5 – Loans

	December 31	December 31
	2017	2016
Commercial
Working capital and equipment	$696,612	$539,403
Real estate, including agriculture	854,003	485,620
Tax exempt	36,324	15,486
Other	30,931	29,447

Total	1,617,870	1,069,956

Real estate
1–4 family	599,217	526,024
Other	7,543	5,850

Total	606,760	531,874

Consumer
Auto	251,020	174,773
Recreation	8,752	5,669
Real estate/home improvement	63,811	53,898
Home equity	165,240	144,508
Unsecured	3,743	3,875
Other	20,291	15,706

Total	512,857	398,429

Mortgage warehouse	94,508	135,727

Total loans	2,831,995	2,135,986
Allowance for loan losses	(16,394)	(14,837)

Loans, net	$2,815,601	$2,121,149

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the recorded investment of individual loan categories.

	Loan		Deferred	Recorded
December 31, 2017	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$547,596	$1,441	$1,917	$550,954
Non owner occupied real estate	664,281	1,100	2,478	667,859
Residential spec homes	16,431	63	80	16,574
Development & spec land loans	48,674	116	579	49,369
Commercial and industrial	335,227	2,524	607	338,358

Total commercial	1,612,209	5,244	5,661	1,623,114

Residential mortgage	588,358	1,776	2,375	592,509
Residential construction	16,027	39	—	16,066
Mortgage warehouse	94,508	480	—	94,988

Total real estate	698,893	2,295	2,375	703,563

Direct installment	89,617	270	(552)	89,335
Direct installment purchased	82	—	—	82
Indirect installment	227,323	528	168	228,019
Home equity	197,578	889	(1,359)	197,108

Total consumer	514,600	1,687	(1,743)	514,544

Total loans	2,825,702	9,226	6,293	2,841,221
Allowance for loan losses	(16,394)	—	—	(16,394)

Net loans	$2,809,308	$9,226	$6,293	$2,824,827

	Loan		Deferred	Recorded
December 31, 2016	Balance	Interest Due	Fees / (Costs)	Investment
Owner occupied real estate	$337,548	$899	$1,022	$339,469
Non owner occupied real estate	461,897	624	2,176	464,697
Residential spec homes	5,006	8	(2)	5,012
Development & spec land loans	31,228	56	119	31,403
Commercial and industrial	230,520	1,906	442	232,868

Total commercial	1,066,199	3,493	3,757	1,073,449

Residential mortgage	508,233	1,492	3,030	512,755
Residential construction	20,611	33	—	20,644
Mortgage warehouse	135,727	480	—	136,207

Total real estate	664,571	2,005	3,030	669,606

Direct installment	71,150	199	(385)	70,964
Direct installment purchased	119	—	—	119
Indirect installment	153,204	345	—	153,549
Home equity	175,126	703	(785)	175,044

Total consumer	399,599	1,247	(1,170)	399,676

Total loans	2,130,369	6,745	5,617	2,142,731
Allowance for loan losses	(14,837)	—	—	(14,837)

Net loans	$2,115,532	$6,745	$5,617	$2,127,894

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 6 – Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in acquisitions with evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31
	2017	2017	2017	2017	2017	2017	2017	2017
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Lafayette	Wolverine	Total
Commercial	$390	$3,653	$315	$838	$1,034	$4,271	$16,697	$27,198
Real estate	229	870	126	403	1,004	—	—	2,632
Consumer	—	—	—	—	33	—	—	33

Outstanding balance	$619	$4,523	$441	$1,241	$2,071	$4,271	$16,697	$29,863

Carrying amount, net of allowance of $0								$29,863

	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31
	2016	2016	2016	2016	2016	2016	2016	2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Lafayette	Wolverine	Total
Commercial	$774	$5,245	$692	$1,652	$3,200	$—	$—	$11,563
Real estate	534	967	165	457	1,114	—	—	3,237
Consumer	2	—	—	—	41	—	—	43

Outstanding balance	$1,310	$6,213	$856	$2,109	$4,355	$—	$—	$14,843

Carrying amount, net of allowance of $0								$14,843

Accretable yield, or income expected to be collected are as follows:

	Twelve Months Ended December 31, 2017
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Lafayette	Wolverine	Total
Balance at January 1	$557	$502	$389	$530	$1,479	$—	$—	$3,457
Additions	—	—	—	—	—	933	2,267	3,200
Accretion	(99)	(353)	(388)	(101)	(235)	—	—	(1,176)
Reclassification from nonaccretable difference	—	—	—	—	—	—	—	—
Disposals	(6)	(2)	(1)	(43)	(264)	—	—	(316)

Balance at December 31	$452	$147	$—	$386	$980	$933	$2,267	$5,165

	Twelve Months Ended December 31, 2016
	Heartland	Summit	Peoples	Kosciusko	LaPorte	Lafayette	Wolverine	Total
Balance at January 1	$795	$708	$555	$—	$—	$—	$—	$2,058
Additions	—	—	—	634	1,636	—	—	2,270
Accretion	(164)	(171)	(106)	(72)	(147)	—	—	(660)
Reclassification from nonaccretable difference	—	—	—	—	—	—	—	—
Disposals	(74)	(35)	(60)	(32)	(10)	—	—	(211)

Balance at December 31	$557	$502	$389	$530	$1,479	$—	$—	$3,457

During the years ended December 31, 2017 and 2016, the Company increased the allowance for loan losses by a charge to the income statement of $0 and $71,000, respectively. $71,000 and $0 of allowances for loan losses were reversed for the years ended December 31, 2017 and 2016, respectively.

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

	December 31	December 31	December 31
	2017	2016	2015
Balance at beginning of the period	$14,837	$14,534	$16,501
Loans charged-off:
Commercial
Owner occupied real estate	68	181	2,208
Non owner occupied real estate	20	471	556
Residential development	—	—	—
Development & Spec Land Loans	1	—	—
Commercial and industrial	288	106	673

Total commercial	377	758	3,437
Real estate
Residential mortgage	89	213	288
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	89	213	288
Consumer
Direct Installment	389	329	367
Direct Installment Purchased	—	—	—
Indirect Installment	1,193	1,051	1,081
Home Equity	205	309	926

Total consumer	1,787	1,689	2,374

Total loans charged-off	2,253	2,660	6,099

Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	9	31	104
Non owner occupied real estate	32	55	1
Residential development	8	8	—
Development & Spec Land Loans	—	—	35
Commercial and industrial	219	116	52

Total commercial	268	210	192
Real estate
Residential mortgage	44	97	69
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	44	97	69
Consumer
Direct Installment	531	81	106
Direct Installment Purchased	—	—	—
Indirect Installment	497	529	489
Home Equity	—	204	114

Total consumer	1,028	814	709

Total loan recoveries	1,340	1,121	970

Net loans charged-off	913	1,539	5,129

Provision charged to operating expense
Commercial	2,164	(68)	2,531
Real estate	(81)	(23)	62
Consumer	387	1,933	569

Total provision charged to operating expense	2,470	1,842	3,162

Balance at the end of the period	$16,394	$14,837	$14,534

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

			Mortgage
December 31, 2017	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$—	$—	$—	$184
Collectively evaluated for impairment	8,450	2,188	1,030	4,542	16,210
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$8,634	$2,188	$1,030	$4,542	$16,394

Loans:
Individually evaluated for impairment	$7,187	$—	$—	$—	$7,187
Collectively evaluated for impairment	1,615,927	608,575	94,988	514,544	2,834,034
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,623,114	$608,575	$94,988	$514,544	$2,841,221

			Mortgage
December 31, 2016	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$—	$—	$—	$4
Collectively evaluated for impairment	6,575	2,090	1,254	4,914	14,833
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$6,579	$2,090	$1,254	$4,914	$14,837

Loans:
Individually evaluated for impairment	$2,250	$—	$—	$—	$2,250
Collectively evaluated for impairment	1,071,199	533,399	136,207	399,676	2,140,481
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,073,449	$533,399	$136,207	$399,676	$2,142,731

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 8 – Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

		Loans Past
		Due Over 90	Non-		Total Non-
		Days Still	Performing	Performing	Performing
December 31, 2017	Non-accrual	Accruing	TDRs	TDRs	Loans
Commercial
Owner occupied real estate	$4,742	$—	$11	$1	$4,754
Non owner occupied real estate	115	—	440	—	555
Residential development	—	—	—	—	—
Development & Spec Land Loans	176	—	—	—	176
Commercial and industrial	1,656	—	—	—	1,656

Total commercial	6,689	—	451	1	7,141

Real estate
Residential mortgage	3,693	—	351	1,450	5,494
Residential construction	—	—	—	222	222
Mortgage warehouse	—	—	—	—	—

Total real estate	3,693	—	351	1,672	5,716
Consumer
Direct Installment	373	—	—	—	373
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	1,041	167	—	—	1,208
Home Equity	1,480	—	211	285	1,976

Total Consumer	2,894	167	211	285	3,557

Total	$13,276	$167	$1,013	$1,958	$16,414

		Loans Past
		Due Over 90	Non-		Total Non-
		Days Still	Performing	Performing	Performing
December 31, 2016	Non-accrual	Accruing	TDRs	TDRs	Loans
Commercial
Owner occupied real estate	$1,532	$183	$—	$—	$1,715
Non owner occupied real estate	440	—	—	—	440
Residential development	—	—	—	—	—
Development & Spec Land Loans	118	—	—	—	118
Commercial and industrial	159	—	—	—	159

Total commercial	2,249	183	—	—	2,432

Real estate
Residential mortgage	2,959	—	576	1,254	4,789
Residential construction	—	—	233	—	233
Mortgage warehouse	—	—	—	—	—

Total real estate	2,959	—	809	1,254	5,022

Consumer
Direct Installment	512	—	—	—	512
Direct Installment Purchased	—	—	—	—	—
Indirect Installment	659	49	—	—	708
Home Equity	1,557	9	205	238	2,009

Total Consumer	2,728	58	205	238	3,229

Total	$7,936	$241	$1,014	$1,492	$10,683

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Included in the $13.3 million of non-accrual loans and the $1.0 million of non-performing TDRs at December 31, 2017 were $3.9 million and $467,000, respectively, of loans acquired for which there were accretable yields recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2017, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2017, the Company had $3.0 million in TDRs and $2.0 million were performing according to the restructured terms and two TDRs were returned to accrual status during 2017. There was $50,000 of specific reserves allocated to TDRs at December 31, 2017 based on the collateral deficiencies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

				Twelve Months Ending
				Average	Cash/Accrual
	Unpaid		Allowance For	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income
December 31, 2017	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$3,824	$3,849	$—	$1,673	$11
Non owner occupied real estate	554	570	—	345	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	176	174	—	233	4
Commercial and industrial	1,656	1,663	—	1,445	25

Total commercial	6,210	6,256	—	3,696	40

With an allowance recorded
Commercial
Owner occupied real estate	931	931	184	78	46
Non owner occupied real estate	—	—	—	—	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	931	931	184	78	46

Total	$7,141	$7,187	$184	$3,774	$86

				Twelve Months Ending
				Average	Cash/Accrual
	Unpaid		Allowance For	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income
December 31, 2016	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,533	$1,533	$—	$1,619	$58
Non owner occupied real estate	440	440	—	871	18
Residential development	—	—	—	—	—
Development & Spec Land Loans	118	118	—	61	16
Commercial and industrial	128	127	—	349	1

Total commercial	2,219	2,218	—	2,900	93

With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non owner occupied real estate	—	—	—	—	—
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	31	32	4	5	2

Total commercial	31	32	4	5	2

Total	$2,250	$2,250	$4	$2,905	$95

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

				Twelve Months Ending
				Average	Cash/Accrual
	Unpaid		Allowance For	Balance in	Interest
	Principal	Recorded	Loan Loss	Impaired	Income
December 31, 2015	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,340	$1,339	$—	$1,001	$22
Non owner occupied real estate	4,938	4,953	—	5,417	8
Residential development	—	—	—	—	—
Development & Spec Land Loans	71	71	—	6	3
Commercial and industrial	79	79	—	275	4

Total commercial	6,428	6,442	—	6,699	37

With an allowance recorded
Commercial
Owner occupied real estate	410	410	105	243	8
Non owner occupied real estate	70	70	32	6	13
Residential development	—	—	—	—	—
Development & Spec Land Loans	—	—	—	—	—
Commercial and industrial	97	97	65	162	—

Total commercial	577	577	202	411	21

Total	$7,005	$7,019	$202	$7,110	$58

The following table presents the payment status by class of loans:

	30 - 59 Days	60 - 89 Days	90 Days or		Loans Not Past
December 31, 2017	Past Due	Past Due	Greater Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$1,613	$1,950	$—	$3,563	$544,033	$547,596
Non owner occupied real estate	512	122	—	634	663,647	664,281
Residential development	—	—	—	—	16,431	16,431
Development & Spec Land Loans	31	—	—	31	48,643	48,674
Commercial and industrial	520	1	—	521	334,706	335,227

Total commercial	2,676	2,073	—	4,749	1,607,460	1,612,209
Real estate
Residential mortgage	1,248	49	—	1,297	587,061	588,358
Residential construction	63	—	—	63	15,964	16,027
Mortgage warehouse	—	—	—	—	94,508	94,508

Total real estate	1,311	49	—	1,360	697,533	698,893
Consumer
Direct Installment	78	10	—	88	89,529	89,617
Direct Installment Purchased	—	—	—	—	82	82
Indirect Installment	1,859	244	167	2,270	225,053	227,323
Home Equity	502	527	—	1,029	196,549	197,578

Total consumer	2,439	781	167	3,387	511,213	514,600

Total	$6,426	$2,903	$167	$9,496	$2,816,206	$2,825,702

Percentage of total loans	0.23%	0.10%	0.01%	0.34%	99.66%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	30 - 59 Days	60 - 89 Days	90 Days or		Loans Not Past
December 31, 2016	Past Due	Past Due	Greater Past Due	Total Past Due	Due	Total
Commercial
Owner occupied real estate	$1,068	$—	$183	$1,251	$336,297	$337,548
Non owner occupied real estate	357	—	—	357	461,540	461,897
Residential development	—	—	—	—	5,006	5,006
Development & Spec Land Loans	1	—	—	1	31,227	31,228
Commercial and industrial	982	—	—	982	229,538	230,520

Total commercial	2,408	—	183	2,591	1,063,608	1,066,199
Real estate
Residential mortgage	886	123	—	1,009	507,224	508,233
Residential construction	—	—	—	—	20,611	20,611
Mortgage warehouse	—	—	—	—	135,727	135,727

Total real estate	886	123	—	1,009	663,562	664,571

Consumer
Direct Installment	139	4	—	143	71,007	71,150
Direct Installment Purchased	—	—	—	—	119	119
Indirect Installment	1,339	237	49	1,625	151,579	153,204
Home Equity	912	267	9	1,188	173,938	175,126

Total consumer	2,390	508	58	2,956	396,643	399,599

Total	$5,684	$631	$241	$6,556	$2,123,813	$2,130,369

Percentage of total loans	0.27%	0.03%	0.01%	0.31%	99.69%

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents loans by credit grades.

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$520,907	$8,622	$18,067	$—	$547,596
Non owner occupied real estate	655,410	3,864	5,007	—	664,281
Residential development	16,431	—	—	—	16,431
Development & Spec Land Loans	47,562	886	226	—	48,674
Commercial and industrial	314,190	7,448	13,589	—	335,227

Total commercial	1,554,500	20,820	36,889	—	1,612,209

Real estate
Residential mortgage	582,864	—	5,494	—	588,358
Residential construction	15,805	—	222	—	16,027
Mortgage warehouse	94,508	—	—	—	94,508

Total real estate	693,177	—	5,716	—	698,893

Consumer
Direct Installment	89,244	—	373	—	89,617
Direct Installment Purchased	82	—	—	—	82
Indirect Installment	226,115	—	1,208	—	227,323
Home Equity	195,602	—	1,976	—	197,578

Total Consumer	511,043	—	3,557	—	514,600

Total	$2,758,720	$20,820	$46,162	$—	$2,825,702

Percentage of total loans	97.63%	0.74%	1.63%	0.00%

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$322,924	$4,960	$9,664	$—	$337,548
Non owner occupied real estate	455,648	341	5,908	—	461,897
Residential development	5,006	—	—	—	5,006
Development & Spec Land Loans	31,057	—	171	—	31,228
Commercial and industrial	220,424	3,728	6,368	—	230,520

Total commercial	1,035,059	9,029	22,111	—	1,066,199

Real estate
Residential mortgage	503,444	—	4,789	—	508,233
Residential construction	20,378	—	233	—	20,611
Mortgage warehouse	135,727	—	—	—	135,727

Total real estate	659,549	—	5,022	—	664,571

Consumer
Direct Installment	70,638	—	512	—	71,150
Direct Installment Purchased	119	—	—	—	119
Indirect Installment	152,496	—	708	—	153,204
Home Equity	173,117	—	2,009	—	175,126

Total Consumer	396,370	—	3,229	—	399,599

Total	$2,090,978	$9,029	$30,362	$—	$2,130,369

Percentage of total loans	98.15%	0.42%	1.43%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 9 – Premises and Equipment

	December 31	December 31
	2017	2016
Land	$21,633	$20,032
Buildings and improvements	68,447	59,607
Furniture and equipment	22,288	19,965

Total cost	112,368	99,604
Accumulated depreciation	(36,839)	(33,247)

Net premise and equipment	$75,529	$66,357

Note 10 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.310 billion and $1.301 billion at December 31, 2017 and 2016.

The aggregate fair value of capitalized mortgage servicing rights was approximately $12.8 million, $12.1 million, and $10.8 million at December 31, 2017, 2016 and 2015, compared to the carrying values of $11.6 million, $11.1 million and $8.9 million, respectively. The fair value of capitalized mortgage servicing rights was approximately $7.6 million on January 1, 2015. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31	December 31	December 31
	2017	2016	2015
Mortgage servicing rights
Balances, January 1	$11,681	$9,271	$7,980
Servicing rights capitalized	2,109	3,426	2,974
Amortization of servicing rights	(1,601)	(1,016)	(1,683)

Balances, December 31	12,189	11,681	9,271

Impairment allowance
Balances, January 1	(507)	(397)	(338)
Additions	(85)	(236)	(130)
Reductions	5	126	71

Balances, December 31	(587)	(507)	(397)

Mortgage servicing rights, net	$11,602	$11,174	$8,874

During 2017, 2016 and 2015, the Bank recorded additional impairment of approximately $80,000, $110,000 and $59,000, respectively.

Note 11 – Goodwill and Intangible Assets

On October 17, 2017, the Wolverine acquisition resulted in goodwill of $26.8 million. On September 1, 2017, the Lafayette acquisition resulted in goodwill of $15.4 million. On November 7, 2016, the CNB acquisition resulted in goodwill of $609,000. On July 18, 2016, the LaPorte acquisition resulted in goodwill of $21.0 million. On June 1, 2016, the Kosciusko acquisition resulted in goodwill of $6.4 million. Additionally, on July 1, 2015, the Peoples acquisition resulted in goodwill of $21.4 million.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

No impairment loss was recorded in 2017 or 2016. The Company tested goodwill for impairment during 2017 and 2016. In both valuations, the fair value exceeded the Company’s carrying value, therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill and Intangible Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10K.

	2017	2016
Balance, January 1	$76,941	$49,600
Goodwill acquired	42,939	27,341

Balance, December 31	$119,880	$76,941

Goodwill acquired in 2017 includes a $704,000 measurement period adjustment related to the 2016 acquisition of LaPorte.

As a result of the acquisition of Alliance Bank Corporation in 2005; American Trust & Savings Bank in 2010; Heartland in 2012; Summit in 2014; Peoples in 2015; Kosciusko, LaPorte and CNB in 2016; and Lafayette and Wolverine in 2017; the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over seven to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Core deposit intangible	$20,711	$(8,309)	$16,151	$(6,785)

Amortization expense for intangible assets totaled $1.5 million, $1.2 million, and $988,000 for the years ended December 31, 2017, 2016 and 2015. Estimated amortization for the years ending December 31 is as follows:

2018	$2,012
2019	1,787
2020	1,481
2021	1,394
2022	1,375
Thereafter	4,353

$12,402

Note 12 – Deposits

	December 31	December 31
	2017	2016
Noninterest-bearing demand deposits	$601,805	$496,248
Interest-bearing demand deposits	909,638	850,641
Money market (variable rate)	378,108	290,896
Savings deposits	424,500	357,582
Certificates of deposit of $250,000 or more	130,585	105,361
Other certificates and time deposits	436,367	370,482

Total deposits	$2,881,003	$2,471,210

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2018	$258,488	$19,010	$277,498
2019	152,027	12,558	164,585
2020	56,838	7,058	63,896
2021	16,128	3,386	19,514
2022	16,758	1,900	18,658
Thereafter	22,222	579	22,801

	$522,461	$44,491	$566,952

Note 13 – Borrowings

	December 31	December 31
	2017	2016
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.93% to 7.53%, due at various dates through November 15, 2024	$336,308	$124,034
Securities sold under agreements to repurchase	61,097	57,144
Federal Reserve Bank discount window	11,000	—
Federal funds purchased	143,252	66,811
Notes payable,variable rate of 2.75%, due at various dates through July 13, 2019	12,500	19,500

Total borrowings	$564,157	$267,489

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $503.8 million. Advances are subject to restrictions or penalties in the event of prepayment.

At December 31, 2017, the Bank had available approximately $127.2 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31 are as follows:

2018	$430,078
2019	69,252
2020	37,472
2021	5,042
2022	12,154
Thereafter	10,159

$564,157

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

	Remaining Contractual Maturity of the Agreements
December 31, 2017	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$61,097	$—	$—	$—	$—	$—	$61,097
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	38,421	$—	$—	$—	$—	$—	$38,421
Federal agency mortgage-backed pools	35,577	—	—	—	—	—	35,577

Total	$73,998	$—	$—	$—	$—	$—	$73,998

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by federal agency collateralized mortgage obligations and federal agency mortgage-backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2017 and 2016 totaled $63.1 million and $157.7 million and the daily average of such agreements totaled $55.2 million and $134.2 million. The agreements at December 31, 2017, are overnight agreements.

Note 15 – Subordinated Debentures

In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (3.64% at December 31, 2017) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to October 31, 2009, the first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.65% (3.34% at December 31, 2017) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (4.34% at December 31, 2017) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (4.54% at December 31, 2017) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.3 million, net of the remaining purchase discount, at December 31, 2017.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (3.36% at December 31, 2017) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.8 million, net of the remaining purchase discount, at December 31, 2017.

The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.10% (4.79% at December 31, 2017) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.4 million, net of the remaining purchase discount, at December 31, 2017.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Total cash contributions and expense recorded for the ESOP was $600,000 in 2017, $550,000 in 2016 and $450,000 in 2015.

The ESOP, which is not leveraged, owns a total of 963,628 shares of Horizon’s stock or 3.8% of the outstanding shares.

Note 17 – Employee Thrift and Defined Benefit Plan

The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $942,000 in 2017, $785,000 in 2016 and $848,000 in 2015.

The Plan owns a total of 497,948 shares of Horizon’s stock or 1.9% of the outstanding shares.

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

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

There was no expense to the Company in 2017 and 2016 for this Pentegra Plan. The Company intends on terminating this Pentegra Plan during 2018 and has recorded a $3.4 million withdrawal liability for the termination of the Pentegra Plan.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 18 – Income Tax

	December 31	December 31	December 31
	2017	2016	2015
Income tax expense
Currently payable
Federal	$12,079	$7,467	$5,511
Deferred
Federal	331	1,334	1,721
Revaluation of deferred tax assets	2,426	—	—

Total income tax expense	$14,836	$8,801	$7,232

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 35%	$16,783	$11,450	$9,724
Tax exempt interest	(2,699)	(1,882)	(1,708)
Tax exempt income	(638)	(575)	(488)
Stock compensation	(546)	—	—
Revaluation of deferred tax assets	2,426	—	—
Other tax exempt income	(456)	(608)	(199)
Nondeductible and other	(34)	416	(97)

Actual tax expense	$14,836	$8,801	$7,232

	December 31	December 31
	2017	2016
Assets
Allowance for loan losses	$3,396	$5,581
Net operating loss (from acquisitions)	1,658	2,368
Director and employee benefits	2,276	3,124
Unrealized loss on AFS securities and fair value hedge	1,147	937
Accrued Pension	852	1,323
Fair value adjustment on acquistions	1,087	2,340
Other	1,083	1,593

Total assets	11,499	17,266

Liabilities
Depreciation	(1,680)	(1,916)
State tax	(210)	(341)
Federal Home Loan Bank stock dividends	(339)	(474)
Difference in basis of intangible assets	(2,831)	(4,654)
Other	(125)	(431)

Total liabilities	(5,185)	(7,816)
Valuation allowance	(1,613)	(2,018)

Net deferred tax asset	$4,701	$7,432

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent. As of December 31, 2017, we have substantially completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances. We do not believe the actual results will vary materially from those estimates. The effect of the Tax Cuts and Jobs Act listed above reflects the revaluation of our net deferred tax asset based on a U.S. federal tax rate of 21 percent.

As of December 31, 2017, the Company had approximately $25.2 million of state tax loss carryforward available to offset future franchise taxable income. Also, at December 31, 2017, the Company had approximately $74,000 of Federal loss carryforward available to offset future federal income tax. The state loss carryforward begins to expire in 2024. The Federal loss carryforward begins to expire in 2032. Due to these losses being incurred by acquired institutions, prior to the acquisitions by Horizon, the annual losses which can be used are subject to an annual limitation. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2017.

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.

Note 19 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in capital are as follows:

	December 31	December 31
	2017	2016
Unrealized loss on securities available for sale	$(3,937)	$(6,007)
Unamortized gain on securities held to maturity, previously transferred from AFS	200	456
Unrealized loss on derivative instruments	(1,728)	(3,132)
Tax effect	1,914	3,039

Total accumulated other comprehensive loss	$(3,551)	$(5,644)

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

The Bank was not required to have any cash on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2017. These balances would be included in cash and cash equivalents and would not earn interest.

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

At December 31, 2017 and 2016, commitments to make loans amounted to approximately $802.9 million and $808.3 million and commitments under outstanding standby letters of credit amounted to approximately $3.4 million and $1.0 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 21 – Regulatory Capital

Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company and Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For December 31, 2017 and 2016, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of December 31, 2017 and December 31, 2016, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending December 31, 2017 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies. Horizon and the Bank’s actual and required capital ratios as of December 31, 2017 and 2016 were as follows:

					Required For Capital[1]
			Required For Capital[1]		Adequacy Purposes		Well Capitalized Under Prompt[1]
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total capital[1] (to risk-weighted assets)
Consolidated	$384,800	12.91%	$238,543	8.00%	$275,816	9.25%	N/A	N/A
Bank	382,788	12.85%	238,386	8.00%	275,634	9.25%	$297,982	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	368,355	12.35%	178,907	6.00%	216,180	7.25%	N/A	N/A
Bank	366,343	12.29%	178,790	6.00%	216,038	7.25%	238,386	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	329,892	11.06%	134,181	4.50%	171,454	5.75%	N/A	N/A
Bank	366,343	12.29%	134,092	4.50%	171,340	5.75%	193,689	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	368,355	9.92%	148,503	4.00%	148,503	4.00%	N/A	N/A
Bank	366,343	9.89%	148,116	4.00%	148,116	4.00%	185,145	5.00%

As of December 31, 2016
Total capital[1] (to risk-weighted assets)
Consolidated	$316,576	13.87%	$182,596	8.00%	$196,976	8.63%	N/A	N/A
Bank	319,013	13.98%	182,541	8.00%	196,916	8.63%	$228,176	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	301,739	13.22%	136,947	6.00%	151,326	6.63%	N/A	N/A
Bank	304,176	13.33%	136,905	6.00%	151,280	6.63%	182,540	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	263,313	11.50%	103,036	4.50%	117,460	5.13%	N/A	N/A
Bank	304,176	13.33%	102,679	4.50%	117,054	5.13%	148,314	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	301,739	10.44%	115,609	4.00%	115,609	4.00%	N/A	N/A
Bank	304,176	9.93%	122,521	4.00%	122,521	4.00%	153,151	5.00%

[1]	As defined by regulatory agencies

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.25% at December 31, 2017. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Note 22 – Share-Based Compensation

On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (“2003 Plan”), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon could issue up to 506,250 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limited the number of shares available to 506,250 for incentive stock options and to 253,125 for the grant of non-option awards. The shares available for issuance under the 2003 Plan could be divided among the various types of awards and among the participants as the Compensation Committee (“Committee”) determines. The Committee was authorized to grant any type of award to a participant that was consistent with the provisions of the 2003 Plan. Awards could consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determined the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the Committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 plan vest at a rate designated per the individual agreements. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period. On March 8, 2010, the Board of Directors adopted, and on May 6, 2010, the stockholders approved, an amendment to the 2003 Omnibus Equity Incentive Plan making an additional 590,625 common shares available for issuance. All share data has been adjusted for the 3:2 stock split on November 14, 2016 (and for three additional stock splits in 2003, 2011 and 2012 after the 2003 Plan was adopted).

A summary of option activity under the 2003 Plan as of December 31, 2017, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, beginning of year	36,635	$7.25
Granted	—	—
Exercised	(9,185)	6.86
Forfeited	—	—

Outstanding, end of year	27,450	7.37	2.73	$560,691

Exercisable, end of year	27,450	7.37	2.73	560,691

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

The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements.

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

December 31	2017	2016	2015
Dividend yields	1.75%	2.34%	2.35%
Volatility factors of expected market price of common stock	28.52%	28.60%	28.97%
Risk-free interest rates	2.42%	1.83%	2.10%
Expected life of options	8 years	8 years	8 years

A summary of option activity under the 2013 Plan as of December 31, 2017, and changes during the year then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding, beginning of year	286,586	$15.08
Granted	43,502	25.14
Exercised	(108,434)	14.77
Forfeited	(5,871)	15.64

Outstanding, end of year	215,783	17.25	7.69	$2,276,823

Exercisable, end of year	88,036	14.77	6.62	1,147,538

The weighted average grant-date fair value of options granted during the years 2017, 2016 and 2015 was $7.25, $3.89 and $4.09.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

A summary of the status of Horizon’s non-vested restricted and performance shares as of December 31, 2017 are presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested beginning of year	70,959	$15.59
Vested	(6,754)	14.80
Granted	41,786	25.49
Forfeited	(9,461)	15.05

Non-vested, end of year	96,530	19.98

Grants vest at the end of three, four or five years of continuous employment.

Total compensation cost recognized in the income statement for option-based payment arrangements during 2017 was $325,000 and the related tax benefit recognized was approximately $114,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2016 and 2015 was $324,000 and $288,000 and the related tax benefit recognized was $113,000 and $101,000, respectively.

Total compensation cost recognized in the income statement for restricted share and performance share based payment arrangements during 2017, 2016 and 2015 was $135,000, $284,000, and $355,000. The recognized tax benefit related thereto was approximately $47,000, $99,000, and $124,000 for the years ended December 31, 2017, 2016 and 2015.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $214,000, and $403,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $522,000, $158,000, and $151,000, for the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, there was $911,000 of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. Under all plans, forfeitures of share-based compensation grants are recognized as they occur.

On December 19, 2017, the Board of Directors proposed adoption of the Amended and Restated 2013 Omnibus Equity Incentive Plan, primarily to allow awards of “Other Stock Based Awards,” which includes awards valued in whole or in part by reference to Horizon’s common shares. The Amended and Restated 2013 Omnibus Equity Incentive Plan must be approved by the shareholders in order to become effective, and the shareholders will vote on its adoption at the Annual Meeting to be held on May 3, 2018.

Note 23 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.81% on a notional amount of $30.5 million at December 31, 2017 and 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at December 31, 2017 and 2016. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreements as cash flow hedging instruments. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2017, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2017, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $154.6 million at December 31, 2017 and $122.4 million at December 31, 2016.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2017, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$811
Interest rate contracts	Other Assets	811	Other liabilities	1,728

Total derivatives designated as hedging instruments		811		2,539

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	143	Other liabilities	3

Total derivatives not designated as hedging instruments		143		3

Total derivatives		$954		$2,542

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Loans	$—	Other liabilities	$6
Interest rate contracts	Other Assets	6	Other liabilities	3,132

Total derivatives designated as hedging instruments		6		3,138

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	602	Other liabilities	22

Total derivatives not designated as hedging instruments		602		22

Total derivatives		$608		$3,160

The effect of the derivative instruments on the consolidated statement of income for the 12-month periods ended is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
Derivative in cash flow	Years Ended December 31
hedging relationship	2017	2016	2015
Interest rate contracts	$913	$6	$127

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

		Amount of Gain (Loss) Recognized on Derivative
Derivative in fair value	Location of gain (loss)	Years Ended December 31
hedging relationship	recognized on derivative	2017	2016	2015
Interest rate contracts	Interest income - loans	$(817)	$(1,776)	$574
Interest rate contracts	Interest income - loans	817	1,776	(574)

Total		$—	$—	$—

		Amount of Gain (Loss) Recognized on Derivative
Derivative not designated	Location of gain (loss)	Years Ended December 31
as hedging relationship	recognized on derivative	2017	2016	2015
Mortgage contracts	Other income - gain on sale of loans	$(439)	$(62)	$195

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Available-for-sale securities
U.S. Treasury and federal agencies	$19,052	$—	$19,052	$—
State and municipal	149,564	—	149,564	—
Federal agency collateralized mortgage obligations	130,365	—	130,365	—
Federal agency mortgage-backed pools	208,657	—	208,657	—
Private labeled mortgage-backed pools	1,642	—	1,642	—
Corporate notes	385	—	385	—

Total available-for-sale securities	509,665	—	509,665	—

Hedged loans	154,575	—	154,575	—
Forward sale commitments	143	—	143	—
Interest rate swap agreements	(917)	—	(917)	—
Commitments to originate loans	(3)	—	(3)	—
December 31, 2016
Available-for-sale securities
U.S. Treasury and federal agencies	$7,989	$—	$7,989	$—
State and municipal	116,592	—	116,592	—
Federal agency collateralized mortgage obligations	137,195	—	137,195	—
Federal agency mortgage-backed pools	176,726	—	176,726	—
Corporate notes	1,329	—	1,329	—

Total available-for-sale securities	439,831	—	439,831	—

Hedged loans	122,345	—	122,345	—
Forward sale commitments	602	—	602	—
Interest rate swap agreements	(3,138)	—	(3,138)	—
Commitments to originate loans	(22)	—	(22)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

Non Interest Income	Years Ended December 31
Total gains and losses from:	2017	2016	2015
Hedged loans	$(817)	$(1,776)	$574
Fair value interest rate swap agreements	817	1,776	(574)
Derivative loan commitments	(439)	(62)	195

	$(439)	$(62)	$195

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Impaired loans	$6,957	$—	$—	$6,957
Mortgage servicing rights	11,602	—	—	11,602
December 31, 2016
Impaired loans	$2,246	$—	$—	$2,246
Mortgage servicing rights	11,174	—	—	11,174

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs were reduced by $587,000 in 2017 and $507,000 in 2016 for the fair value.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2017 and 2016.

	Fair Value at	Valuation		Range (Weighted
	December 31, 2017	Technique	Unobservable Inputs	Average)
Impaired loans	$6,957	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0% - 46.8% (2.6%)
Mortgage servicing rights	$11,602	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	9.6% - 10.8% (9.7%), 9.2% - 27.7% (10.5%), 0% - 1.5% (0.2%)

	Fair Value at	Valuation		Range (Weighted
	December 31, 2016	Technique	Unobservable Inputs	Average)
Impaired loans	$2,246	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	10% - 16% (13%)
Mortgage servicing rights	$11,174	Discounted cashflows	Discount rate, Constant prepayment rate, Probability of default	10% - 16% (13%), 4% - 7% (4.6%), 1% - 10% (4.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2017 and December 31, 2016. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	December 31, 2017
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$76,441	$76,441	$—	$—
Investment securities, held to maturity	200,448	—	201,085	—
Loans held for sale	3,094	—	—	3,094
Loans excluding loan level hedges, net	2,661,026	—	—	2,585,879
Stock in FHLB	18,105	—	18,105	—
Interest receivable	16,244	—	16,244	—
Liabilities
Non-interest bearing deposits	$601,805	$601,805	$—	$—
Interest-bearing deposits	2,279,198	—	2,156,487	—
Borrowings	564,157	—	560,057	—
Subordinated debentures	37,653	—	35,994	—
Interest payable	886	—	886	—

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

Note 27 – Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp:

Condensed Balance Sheets

	December 31	December 31
	2017	2016
Assets
Total cash and cash equivalents	$13,361	$15,736
Investment in Subsidiaries	497,623	386,389
Other assets	1,318	2,504

Total assets	$512,302	$404,629

Liabilities
Borrowings	$12,500	$19,500
Subordinated debentures	37,653	37,456
Other liabilities	5,071	6,818
Stockholders’ Equity	457,078	340,855

Total liabilities and stockholders’ equity	$512,302	$404,629

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Income

	Years Ended December 31
	2017	2016	2015
Operating Income (Expense)
Dividend income from Bank	$27,000	$20,000	$30,470
Investment income	—	33	15
Other income	540	42	24
Interest expense	(2,791)	(2,376)	(2,009)
Employee benefit expense	(1,094)	(1,158)	(1,093)
Other expense	(326)	1,279	910

Income Before Undistributed Income of Subsidiaries	23,329	17,820	28,317
Undistributed Income of Subsidiaries	8,804	5,938	(8,168)

Income Before Tax	32,133	23,758	20,149
Income Tax Benefit	984	154	400

Net Income	33,117	23,912	20,549
Preferred stock dividend	—	(42)	(125)

Net Income Available to Common Shareholders	$33,117	$23,870	$20,424

Condensed Statements of Comprehensive Income

	Years Ended December 31
	2017	2016	2015
Net Income	$33,117	$23,912	$20,549
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	913	6	127
Unrealized appreciation for the period on held-to-maturity securities, net of taxes	(166)	(424)	(357)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes	1,371	(3,310)	(1,891)
Less: reclassification adjustment for realized gains included in net income, net of taxes	(25)	(1,193)	(123)

	2,093	(4,921)	(2,244)

Comprehensive Income	$35,210	$18,991	$18,305

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Cash Flows

	Years Ended December 31
	2017	2016	2015
Operating Activities
Net income	$33,117	$23,912	$20,549
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(8,804)	(5,938)	8,168
Change in
Share based compensation	325	284	288
Amortization of unearned compensation	135	324	355
Other assets	388	888	(634)
Other liabilities	(1,675)	(244)	(13)

Net cash provided by operating activities	23,486	19,226	28,713

Investing Activities
Acquisition of Peoples	—	—	(19,365)
Acquisition of Kosciusko	—	(6,741)	—
Acquisition of LaPorte	—	(17,108)	—
Acquisition of CNB	—	(5,296)	—
Acquisition of Lafayette	(1,254)	—	—
Acquisition of Wolverine	(7,688)	—	—

Net cash used in investing activities	(8,942)	(29,145)	(19,365)

Financing Activities
Redemption of preferred stock	—	(12,500)	—
Net change in borrowings	(6,803)	19,500	—
Dividends paid on preferred shares	—	(42)	(125)
Dividends paid on common shares	(11,720)	(8,382)	(6,216)
Exercise of stock options	1,604	572	4,305

Net cash used in financing activities	(16,919)	(852)	(2,036)

Net Change in Cash and Cash Equivalents	(2,375)	(10,771)	7,312
Cash and Cash Equivalents at Beginning of Year	15,736	26,507	19,195

Cash and Cash Equivalents at End of Year	$13,361	$15,736	$26,507

HORIZON BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 28 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

Three Months Ended 2017	March 31	June 30	September 30	December 31
Interest income	$28,834	$30,805	$32,070	$36,774
Interest expense	3,266	3,607	4,191	5,319

Net interest income	25,568	27,198	27,879	31,455
Provision for loan losses	330	330	710	1,100
Gain on sale of securities	35	(3)	6	—
Net income	8,224	9,072	8,171	7,650
Net income available to common shareholders	$8,224	$9,072	$8,171	$7,650

Earnings per share:
Basic	$0.37	$0.41	$0.36	$0.30
Diluted	0.37	0.41	0.36	0.30

Average shares outstanding:
Basic	22,175,526	22,176,465	22,580,160	25,140,800
Diluted	22,326,071	22,322,390	22,715,273	25,262,010

Three Months Ended 2016	March 31	June 30	September 30	December 31
Interest income	$23,528	$24,650	$28,962	$29,390
Interest expense	3,754	3,781	4,552	8,450

Net interest income	19,774	20,869	24,410	20,940
Provision for loan losses	532	232	455	623
Gain on sale of securities	108	767	—	961
Net income	5,381	6,326	6,602	5,603
Net income available to common shareholders	$5,339	$6,326	$6,602	$5,603

Earnings per share:
Basic	$0.30	$0.35	$0.31	$0.25
Diluted	0.30	0.34	0.30	0.25

Average shares outstanding:
Basic	17,924,124	18,268,880	21,538,752	22,155,549
Diluted	18,012,726	18,364,167	21,651,953	22,283,722

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Horizon Bancorp (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Reporting Required by Government Auditing Standards

In accordance with Government Auditing Standards, we have also issued our reports dated February 28, 2018, on our consideration of the Company’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

We have served as the Company’s auditor since 1998

Indianapolis, Indiana

February 28, 2018

Name of Engagement Executive: Michael A. Ososki

Federal Employer Identification Number: 44-0160260

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited Horizon Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control over Financial Reporting

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

Indianapolis, Indiana

February 28, 2018

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2017, 2016 and 2015. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp

Summary of Selected Financial Data

(Dollars in thousands except for per share data)

	2017	2016	2015	2014	2013
Earnings
Net interest income	$112,100	$85,992	$74,734	$62,983	$61,383
Provision for loan losses	2,470	1,842	3,162	3,058	1,920
Non-interest income	33,136	35,455	30,402	26,277	25,906
Non-interest expenses	94,813	86,892	74,193	61,946	58,445
Income tax expense	14,836	8,801	7,232	6,155	7,048

Net income	33,117	23,912	20,549	18,101	19,876
Preferred stock dividend	—	(42)	(125)	(133)	(370)

Net income available to common shareholders	$33,117	$23,870	$20,424	$17,968	$19,506

Cash dividend declared	$11,720	$8,382	$6,216	$4,744	$3,655

Per Share Data
Basic earnings per share (1)	$1.44	$1.19	$1.30	$1.32	$1.51
Diluted earnings per share (1)	1.43	1.19	1.26	1.27	1.45
Cash dividends declared per common share (1)	0.50	0.41	0.39	0.34	0.28
Book value per common share (1)	17.90	15.37	14.20	13.16	11.76
Weighted-average shares outstanding

Basic (1)	23,035,824	19,987,728	15,765,444	13,591,053	12,928,995
Diluted (1)	23,173,626	20,082,410	16,197,312	14,181,188	13,501,445
Period End Totals
Loans, net of deferred loan fees and unearned income	$2,831,995	$2,135,986	$1,749,131	$1,378,554	$1,068,828
Allowance for loan losses	16,394	14,837	14,534	16,501	15,992
Total assets	3,964,303	3,141,156	2,652,401	2,076,922	1,758,276
Total deposits	2,881,003	2,471,210	1,880,153	1,482,319	1,291,520
Total borrowings	601,810	304,945	482,144	383,840	288,782
Ratios
Loan to deposit	98.30%	86.43%	93.03%	93.00%	82.76%
Loan to total funding	81.31%	76.94%	74.04%	73.87%	67.63%
Return on average assets	0.97%	0.81%	0.87%	0.93%	1.13%
Average stockholders’ equity to average total assets	11.15%	10.22%	9.30%	9.33%	9.34%
Return on average stockholders’ equity	8.74%	7.92%	9.87%	10.60%	12.86%
Dividend payout ratio (dividends divided by basic earnings per share)	34.78%	34.33%	29.85%	25.72%	18.56%

Price to book value ratio	155.28%	182.13%	131.26%	132.39%	143.59%
Price to earnings ratio	19.45	23.56	14.78	13.75	11.69

(1)	Adjusted for 3:2 stock split on November 14, 2016.

Horizon Bancorp

Horizon’s Common Stock and Related Stockholders Matters

Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.” The following table sets forth, for the periods indicated, the high and low prices per share. Also summarized below are the cash dividends declared by quarter for 2017 and 2016.

	2017
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
First Quarter	$28.09	$24.91	$0.11
Second Quarter	27.50	24.73	0.13
Third Quarter	29.17	25.30	0.13
Fourth Quarter	29.21	25.99	0.13

	2016
			Dividends
	Common Stock Prices		Declared
	High	Low	Per Share
First Quarter	$18.59	$15.41	$0.10
Second Quarter	16.76	15.87	0.10
Third Quarter	20.01	16.61	0.10
Fourth Quarter	28.41	17.84	0.11

The approximate number of holders of record of Horizon’s outstanding common stock as of February 27, 2018 was 1,554.

Horizon’s ability to pay dividends to its stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Part I. Item 1 Business: Regulation and Supervision – Dividends” for a discussion of the regulatory requirements and limitations.

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

Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2017 is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears in Item 8, following BKD, LLP’s audit report.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2017, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Horizon Bancorp

PART III

Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017.

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

Horizon’s “Code of Ethics for Executive Officers and Directors” applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at http://www.horizonbank.com/ in the section headed “About Us – Investor Relations” under the caption “Corporate Information – Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information on executive and director compensation and compensation committee matters required by this item can be found in the Proxy Statement under “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation of Directors” and is incorporated into this report by reference.

Horizon Bancorp

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	257,751	$16.07	621,526
Equity compensation plans not approved by security holders	—	$—	—

Total	257,751	$16.07	621,526

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

Horizon Bancorp

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

2.1	Agreement and Plan of Merger, dated as of May 23, 2017, between Horizon Bancorp and Lafayette Community Bancorp	Incorporated by reference to Appendix A to Registrant’s Registration Statement on Form S-4 filed on July 14, 2017 (Registration No. 333-219289)

2.2	Agreement and Plan of Merger dated June 13, 2017, between Horizon Bancorp and Wolverine Bancorp, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed June 14, 2017

3.1	Articles of Incorporation of Horizon Bancorp, as amended and restated	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed October 19, 2016

3.2	Amended and Restated Bylaws of Horizon Bancorp	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed December 21, 2017

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed December 21, 2006 (SEC File No. 000-10792, Film No. 061291739)

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed December 21, 2006 (SEC File No. 000-10792, Film No. 061291739)

10.1*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (SEC File No. 000-10792, Film No. 10693679)

10.2*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

10.3*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

Horizon Bancorp

Exhibit Number	Description	Incorporated by Reference/Attached

10.4*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.5*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 18, 2013

10.6*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 18, 2013

10.7*	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 27, 2017

10.8*	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 27, 2017

10.9*	Form of Restricted Stock Award Agreement	Attached

10.10*	Form of Restricted Stock Award Agreement (Restrictive Covenant)	Attached

10.11*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222329)

10.12*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222329)

10.13*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222330)

10.14*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222330)

10.15*	Description of Executive Officer Bonus Plan	Attached

10.16*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 6, 2006 (SEC File No. 000-10792, Film No. 061259453)

10.17*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 6, 2006 (SEC File No. 000-10792, Film No. 061259453)

10.18*	Agreement dated August 28, 2007, between Horizon Bank, N.A. and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2008 (SEC File No. 000-10792, Film No. 09694757)

Horizon Bancorp

Exhibit Number	Description	Incorporated by Reference/Attached

10.19*	First Amendment of the Agreement between Horizon Bank, N.A. and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2008 (SEC File No. 000-10792, Film No. 09694757)

10.20*	Agreement dated September 21, 2016, between Horizon Bank, N.A. and Kathie A. DeRuiter	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2016

10.21*	Agreement dated October 2, 2017, between Horizon Bank and Dennis J. Kuhn	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 3, 2017

10.22*	Employment Agreement, dated January 1, 2018, between Horizon Bank, Horizon Bancorp and James D. Neff	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 3, 2018

12	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Attached

14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8-K filed on December 21, 2017

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data File	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Horizon Bancorp Registrant

Date: February 28, 2018	By:	/s/ Craig M. Dwight
Craig M. Dwight
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2018	By:	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 28, 2018	/s/ Craig M. Dwight
Craig M. Dwight, Chairman of the Board Chief Executive Officer and Director

February 28, 2018	/s/ Susan D. Aaron
Susan D. Aaron, Director

February 28, 2018	/s/ Eric P. Blackhurst
Eric P. Blackhurst, Director

February 28, 2018	/s/ Lawrence E. Burnell
Lawrence E. Burnell, Director

February 28, 2018	/s/ James B. Dworkin
James B. Dworkin, Director

February 28, 2018	/s/ Daniel F. Hopp
Daniel F. Hopp, Director

February 28, 2018	/s/ Michele M. Magnuson
Michele M. Magnuson, Director

Date	Signature and Title

February 28, 2018	/s/ Larry N. Middleton
Larry N. Middleton, Director

February 28, 2018	/s/ Peter L. Pairitz
Peter L. Pairitz, Director

February 28, 2018	/s/ Steven W. Reed
Steven W. Reed, Director

February 28, 2018	/s/ Spero W. Valavanis
Spero W. Valavanis, Director

February 28, 2018	/s/ Maurice F. Winkler, III
Maurice F. Winkler, III, Director