Form 10-Q
period 2018-03-31
HORIZON BANCORP /IN/
filed 2018-05-07
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission file number 0-10792

HORIZON BANCORP

(Exact name of registrant as specified in its charter)

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Street, Michigan City, Indiana	46360
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (219) 879-0211

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,555,235 shares of Common Stock, no par value, at May 4, 2018.

HORIZON BANCORP

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	March 31	December 31
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$63,591	$76,441
Investment securities, available for sale	507,736	509,665
Investment securities, held to maturity (fair value of $203,896 and $201,085)	206,689	200,448
Loans held for sale	1,973	3,094
Loans, net of allowance for loan losses of $16,474 and $16,394	2,840,319	2,815,601
Premises and equipment, net	75,408	75,529
Federal Home Loan Bank stock	18,105	18,105
Goodwill	119,880	119,880
Other intangible assets	11,844	12,402
Interest receivable	12,044	16,244
Cash value of life insurance	76,366	75,931
Other assets	35,795	40,963

Total assets	$3,969,750	$3,964,303

Liabilities
Deposits
Non-interest bearing	$602,175	$601,805
Interest bearing	2,331,501	2,279,198

Total deposits	2,933,676	2,881,003
Borrowings	520,300	564,157
Subordinated debentures	37,699	37,653
Interest payable	1,216	886
Other liabilities	16,443	23,526

Total liabilities	3,509,334	3,507,225

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 66,000,000 shares Issued 25,580,304 and 25,549,069 shares, Outstanding 25,555,235 and 25,529,819 shares	—	—
Additional paid-in capital	275,302	275,059
Retained earnings	195,292	185,570
Accumulated other comprehensive loss	(10,178)	(3,551)

Total stockholders’ equity	460,416	457,078

Total liabilities and stockholders’ equity	$3,969,750	$3,964,303

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31
	2018	2017
Interest Income
Loans receivable	$35,131	$24,791
Investment securities
Taxable	2,430	2,406
Tax exempt	1,865	1,637

Total interest income	39,426	28,834

Interest Expense
Deposits	2,871	1,753
Borrowed funds	2,572	937
Subordinated debentures	572	576

Total interest expense	6,015	3,266

Net Interest Income	33,411	25,568
Provision for loan losses	567	330

Net Interest Income after Provision for Loan Losses	32,844	25,238

Non-interest Income
Service charges on deposit accounts	1,888	1,400
Wire transfer fees	150	150
Interchange fees	1,328	1,176
Fiduciary activities	1,925	1,922
Gains on sale of investment securities (includes $11 and $35 for the three months ended March 31, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassifications)	11	35
Gain on sale of mortgage loans	1,423	1,914
Mortgage servicing income net of impairment	349	447
Increase in cash value of bank owned life insurance	435	464
Other income	809	51

Total non-interest income	8,318	7,559

Non-interest Expense
Salaries and employee benefits	14,373	11,709
Net occupancy expenses	2,966	2,452
Data processing	1,696	1,307
Professional fees	501	613
Outside services and consultants	1,264	1,222
Loan expense	1,257	1,107
FDIC insurance expense	310	263
Other losses	146	50
Other expense	3,324	2,798

Total non-interest expense	25,837	21,521

Income Before Income Taxes	15,325	11,276
Income tax expense (includes $2 and $12 for the three months ended March 31, 2018 and 2017, respectively, related to income tax expense from reclassification items)	2,521	3,052

Net Income	$12,804	$8,224

Basic Earnings Per Share	$0.50	$0.37
Diluted Earnings Per Share	0.50	0.37

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2018	2017
Net Income	$12,804	$8,224

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	759	400
Income tax effect	(159)	(140)

Changes from derivative instruments	600	260

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(8,114)	2,597
Amortization from transfer of securities from available for sale to held to maturity securities	(52)	(88)
Reclassification adjustment for securities (gains) losses realized in income	(11)	(35)
Income tax effect	1,716	(867)

Unrealized gains (losses) on securities	(6,461)	1,607

Other Comprehensive Income (Loss), Net of Tax	(5,861)	1,867

Comprehensive Income	$6,943	$10,091

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2018	$—	$275,059	$185,570	$(3,551)	$457,078
Net income	—	—	12,804	—	12,804
Other comprehensive loss, net of tax	—	—	—	(5,861)	(5,861)
Amortization of unearned compensation	—	61	—	—	61
Exercise of stock options	—	100	—	—	100
Stock option expense	—	82	—	—	82
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	766	(766)	—
Cash dividends on common stock ($0.15 per share)	—	—	(3,848)	—	(3,848)

Balances, March 31, 2018	$—	$275,302	$195,292	$(10,178)	$460,416

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2018	2017
Operating Activities
Net income	$12,804	$8,224
Items not requiring (providing) cash
Provision for loan losses	567	330
Depreciation and amortization	1,814	1,401
Share based compensation	82	76
Mortgage servicing rights, net impairment	6	6
Premium amortization on securities, net	1,476	1,477
Gain on sale of investment securities	(11)	(35)
Gain on sale of mortgage loans	(1,423)	(1,914)
Proceeds from sales of loans	43,307	58,151
Loans originated for sale	(35,770)	(49,939)
Change in cash value life insurance	(435)	(464)
Loss (gain) on sale of other real estate owned	—	261
Net change in:
Interest receivable	4,200	151
Interest payable	330	45
Other assets	6,595	5,784
Other liabilities	(3,556)	(4,527)

Net cash provided by (used in) operating activities	29,986	19,027

Investing Activities
Purchases of securities available for sale	(36,389)	(50,201)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	30,415	23,302
Purchases of securities held to maturity	(8,703)	(13,151)
Proceeds from maturities of securities held to maturity	721	1,015
Change in Federal Reserve and FHLB stock	—	(158)
Net change in loans	(33,312)	(8,684)
Proceeds on the sale of OREO and repossessed assets	392	510
Change in premises and equipment, net	(1,074)	(1,025)
Net cash received in acquisition of branch	—	11,000

Net cash provided by (used in) investing activities	(47,950)	(37,392)

Financing Activities
Net change in:
Deposits	52,673	(42,338)
Borrowings	(43,811)	52,564
Proceeds from issuance of stock	100	34
Dividends paid on common stock	(3,848)	(2,447)

Net cash provided by (used in) financing activities	5,114	7,813

Net Change in Cash and Cash Equivalents	(12,850)	(10,552)
Cash and Cash Equivalents, Beginning of Period	76,441	70,832

Cash and Cash Equivalents, End of Period	$63,591	$60,280

Additional Supplemental Information
Interest paid	$5,685	$3,215
Income taxes paid	—	1,050
Transfer of loans to other real estate	266	714
Acquisition of LaPorte, measurement period adjustments	—	704

See notes to condensed consolidated financial statements

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2018 and March 31, 2017 are not necessarily indicative of the operating results for the full year of 2018 or 2017. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2017 filed with the Securities and Exchange Commission on February 28, 2018. The condensed consolidated balance sheet of Horizon as of December 31, 2017 has been derived from the audited balance sheet as of that date.

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

The following table shows computation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2018	2017
Basic earnings per share
Net income	$12,804	$8,224

Weighted average common shares outstanding	25,537,597	22,175,526

Basic earnings per share	$0.50	$0.37

Diluted earnings per share
Net income available to common shareholders	$12,804	$8,224

Weighted average common shares outstanding	25,537,597	22,175,526
Effect of dilutive securities:
Restricted stock	23,571	36,336
Stock options	84,706	114,209

Weighted average common shares outstanding	25,645,874	22,326,071

	$0.50	$0.37

There were 44,053 and zero shares for the three months ended March 31, 2018 and 2017, respectively, that were not included in the computation of diluted earnings per share because they were non-dilutive.

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2017 Annual Report on Form 10-K.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Adoption of New Accounting Standards

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The FASB has issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 on January 1, 2018 through a $766,000 cumulative-effect adjustment from AOCI to increase retained earnings related to unrealized gains and losses on available for sale securities and derivative instruments.

FASB ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

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

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company adopted ASU 2016-01 on January 1, 2018, and it did not have a material effect on its accounting for equity investments, fair value disclosures and other disclosure requirements.

FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The FASB has issued ASU No. 2014-09 creating, Revenue from Contracts with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Additional disclosures related to revenue recognition appear in “Note 1 – Accounting Policies.”

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and some practical expedients.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

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

Revenue Recognition

Accounting Standards Codification 606, “Revenue from Contracts with Customers” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. Revenue-generating activities that are within the scope of ASC 606 and that are presented as non-interest income in the Company’s consolidated statements of income include:

•	Service charges and fees on deposit accounts – these include general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer or overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

•	Fiduciary activities – this includes periodic fees due from trust and wealth management customers for managing the customers’ financial assets. Fees are charged based on a standard agreement and are recognized as they are earned.

Reclassifications

Certain reclassifications have been made to the 2017 condensed consolidated financial statements to be comparable to 2018. These reclassifications had no effect on net income.

Note 2 – Acquisitions

Wolverine Bancorp, Inc.

On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.0152 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331, and the shares of Horizon common stock issued to Wolverine shareholders totaled 2,160,697. Based upon the October 16, 2017 closing price of $29.06 per share of Horizon common stock immediately prior to the effectiveness of the merger, less the consideration used to pay off Wolverine Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $93.8 million. The Company incurred approximately $1.9 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Assets		Liabilities
Cash and due from banks	$44,450	Deposits
		Non-interest bearing	$25,221
Loans		NOW accounts	8,026
Commercial	276,167	Savings and money market	129,044
Residential mortgage	30,603	Certificates of deposit	94,688

Consumer	3,897	Total deposits	256,979

Total loans	310,667

Premises and equipment, net	2,941	Borrowings	36,970
FRB and FHLB stock	2,700	Interest payable	214
Goodwill	26,827	Other liabilities	6,154
Core deposit intangible	2,024
Interest receivable	584
Other assets	3,897

Total assets purchased	$394,090	Total liabilities assumed	$300,317

Common shares issued	$62,111
Cash paid	31,662

Total estimated purchase price	$93,773

Of the total purchase price of $93.8 million, $2.0 million has been allocated to core deposit intangible. Additionally, $26.8 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible is being amortized over 10 years on a straight line basis.

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

(Unaudited)

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

Lafayette Community Bancorp

On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and Horizon Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.5878 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,091,259. Based upon the August 31, 2017 closing price of $26.17 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million. The Company incurred approximately $1.7 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

Horizon held 5% ownership in Lafayette immediately preceding the merger date. In accordance with ASC 805-10 – Business Combinations, Horizon was required to remeasure the equity interest in Lafayette’s common stock and recognize the resulting gain or loss, if any, in earnings. Since Lafayette was traded in the OTC market, the remeasurement was based on the closing price of Lafayette’s common stock immediately prior to the acquisition announcement and immediately prior to Horizon taking control of Lafayette. This remeasurement resulted in a gain of $530,000 which was recorded during the fourth quarter of 2017.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Assets			Liabilities
Cash and due from banks	$24,846		Deposits
Investment securities, available for sale	6		Non-interest bearing	$34,990
			NOW accounts	30,174
Loans			Savings and money market	53,663
Commercial	116,258		Certificates of deposit	32,520

Residential mortgage	12,761		Total deposits	151,347
Consumer	5,280

Total loans	134,299

Premises and equipment, net	7,818		Interest payable	42
FHLB stock	395		Other liabilities	990
Goodwill	15,408
Core deposit intangible	2,085
Interest receivable	338
Other assets	1,649

Total assets purchased	$186,844		Total liabilities assumed	$152,379

Common shares issued	$30,044	(1)
Cash paid	4,421

Total estimated purchase price	$34,465

(1)	This includes $955,000 of common shares previously held by Horizon.

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

(Unaudited)

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

The results of operations of Wolverine and Lafayette have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the three months ended March 31, 2017 as if the Wolverine and Lafayette acquisitions had occurred as of the beginning of the comparable prior reporting period, which was January 1, 2016.

Three Months Ended March 31
2017
Summary of Operations:
Net Interest Income	$30,126
Provision for Loan Losses	(247)

Net Interest Income after Provision for Loan Losses	30,373
Non-interest Income	7,903
Non-interest Expense	24,684

Income before Income Taxes	13,592
Income Tax Expense	3,863

Net Income	9,729

Net Income Available to Common Shareholders	$9,729

Basic Earnings per Share	$0.44
Diluted Earnings per Share	$0.44

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

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

Note 3 – Securities

The fair value of securities is as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$24,665	$1	$(382)	$24,284
State and municipal	135,021	298	(1,948)	133,371
Federal agency collateralized mortgage obligations	137,443	28	(4,063)	133,408
Federal agency mortgage-backed pools	218,274	40	(6,141)	212,173
Private labeled mortgage-backed pools	4,135	—	(25)	4,110
Corporate notes	260	130	—	390

Total available for sale investment securities	$519,798	$497	$(12,559)	$507,736

Held to maturity
State and municipal	$186,529	$1,793	$(4,339)	$183,983
Federal agency collateralized mortgage obligations	5,566	11	(137)	5,440
Federal agency mortgage-backed pools	14,594	91	(212)	14,473

Total held to maturity investment securities	$206,689	$1,895	$(4,688)	$203,896

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,277	$—	$(225)	$19,052
State and municipal	148,045	2,189	(670)	149,564
Federal agency collateralized mortgage obligations	132,871	45	(2,551)	130,365
Federal agency mortgage-backed pools	211,487	155	(2,985)	208,657
Private labeled mortgage-backed pools	1,650	—	(8)	1,642
Corporate notes	272	113	—	385

Total available for sale investment securities	$513,602	$2,502	$(6,439)	$509,665

Held to maturity
State and municipal	$179,836	$3,493	$(2,932)	$180,397
Federal agency collateralized mortgage obligations	5,734	17	(69)	5,682
Federal agency mortgage-backed pools	14,878	216	(88)	15,006

Total held to maturity investment securities	$200,448	$3,726	$(3,089)	$201,085

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2018, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2018.

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$11,599	$11,539	$13,347	$13,326
One to five years	30,343	29,886	40,468	40,193
Five to ten years	60,856	60,059	50,473	51,156
After ten years	57,148	56,561	63,306	64,326

	159,946	158,045	167,594	169,001
Federal agency collateralized mortgage obligations	137,443	133,408	132,871	130,365
Federal agency mortgage-backed pools	218,274	212,173	211,487	208,657
Private labeled mortgage-backed pools	4,135	4,110	1,650	1,642

Total available for sale investment securities	$519,798	$507,736	$513,602	$509,665

Held to maturity
Within one year	$8,755	$8,698	$1,948	$1,934
One to five years	42,305	42,970	40,603	41,531
Five to ten years	96,666	96,328	89,801	91,249
After ten years	38,803	35,987	47,484	45,683

	186,529	183,983	179,836	180,397
Federal agency collateralized mortgage obligations	5,566	5,440	5,734	5,682
Federal agency mortgage-backed pools	14,594	14,473	14,878	15,006

Total held to maturity investment securities	$206,689	$203,896	$200,448	$201,085

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury and federal agencies	$17,929	$(320)	$2,853	$(62)	$20,782	$(382)
State and municipal	155,952	(4,750)	29,869	(1,537)	185,821	(6,287)
Federal agency collateralized mortgage obligations	60,700	(1,332)	69,729	(2,868)	130,429	(4,200)
Federal agency mortgage-backed pools	133,020	(2,962)	83,578	(3,391)	216,598	(6,353)
Private labeled mortgage-backed pools	1,590	(25)	—	—	1,590	(25)

Total temporarily impaired securities	$369,191	$(9,389)	$186,029	$(7,858)	$555,220	$(17,247)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury and federal agencies	$15,882	$(180)	$2,870	$(45)	$18,752	$(225)
State and municipal	54,312	(2,758)	30,691	(844)	85,003	(3,602)
Federal agency collateralized mortgage obligations	54,006	(589)	73,462	(2,031)	127,468	(2,620)
Federal agency mortgage-backed pools	103,926	(1,019)	86,846	(2,054)	190,772	(3,073)
Private labeled mortgage-backed pools	1,642	(8)	—	—	1,642	(8)

Total temporarily impaired securities	$229,768	$(4,554)	$193,869	$(4,974)	$423,637	$(9,528)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended March 31
	2018	2017
Sales of securities available for sale
Proceeds	$9,836	$2,090
Gross gains	37	35
Gross losses	(26)	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	March 31 2018	December 31 2017
Commercial
Working capital and equipment	$721,239	$720,477
Real estate, including agriculture	865,279	880,861
Tax exempt	36,754	36,324
Other	33,102	32,066

Total	1,656,374	1,669,728

Real estate 1-4 family	610,763	599,217
Other	7,368	7,543

Total	618,131	606,760

Consumer
Auto	267,386	244,003
Recreation	8,749	8,728
Real estate/home improvement	36,073	37,052
Home equity	163,017	165,240
Unsecured	3,257	3,479
Other	2,507	2,497

Total	480,989	460,999

Mortgage warehouse	101,299	94,508

Total loans	2,856,793	2,831,995
Allowance for loan losses	(16,474)	(16,394)

Loans, net	$2,840,319	$2,815,601

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

(Unaudited)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

	March 31, 2018
	Loan Balance	Interest Due	Deferred Fees/(Costs)	Recorded Investment
Owner occupied real estate	$581,696	$1,247	$1,825	$584,768
Non-owner occupied real estate	677,932	1,022	2,173	681,127
Residential spec homes	17,473	53	80	17,606
Development & spec land	33,736	77	497	34,310
Commercial and industrial	340,518	2,301	444	343,263

Total commercial	1,651,355	4,700	5,019	1,661,074

Residential mortgage	595,424	1,742	2,260	599,426
Residential construction	20,447	38	—	20,485
Mortgage warehouse	101,299	480	—	101,779

Total real estate	717,170	2,260	2,260	721,690

Direct installment	37,414	98	(552)	36,960
Indirect installment	250,925	542	163	251,630
Home equity	194,495	876	(1,456)	193,915

Total consumer	482,834	1,516	(1,845)	482,505

Total loans	2,851,359	8,476	5,434	2,865,269
Allowance for loan losses	(16,474)	—	—	(16,474)

Net loans	$2,834,885	$8,476	$5,434	$2,848,795

	December 31, 2017
	Loan Balance	Interest Due	Deferred Fees/(Costs)	Recorded Investment
Owner occupied real estate	$571,982	$1,511	$1,917	$575,410
Non-owner occupied real estate	678,945	1,138	2,478	682,561
Residential spec homes	16,431	63	80	16,574
Development & spec land	48,838	117	579	49,534
Commercial and industrial	347,871	2,572	607	351,050

Total commercial	1,664,067	5,401	5,661	1,675,129

Residential mortgage	588,358	1,776	2,375	592,509
Residential construction	16,027	39	—	16,066
Mortgage warehouse	94,508	480	—	94,988

Total real estate	698,893	2,295	2,375	703,563

Direct installment	37,841	113	(552)	37,402
Indirect installment	227,323	528	168	228,019
Home equity	197,578	889	(1,359)	197,108

Total consumer	462,742	1,530	(1,743)	462,529

Total loans	2,825,702	9,226	6,293	2,841,221
Allowance for loan losses	(16,394)	—	—	(16,394)

Net loans	$2,809,308	$9,226	$6,293	$2,824,827

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	March 31, 2018
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$265	$205	$—	$470	$—	$470
Summit	3,289	827	—	4,116	—	4,116
Peoples	308	118	—	426	—	426
Kosciusko	823	215	—	1,038	—	1,038
LaPorte	900	991	32	1,923	—	1,923
Lafayette	3,655	—	—	3,655	—	3,655
Wolverine	15,481	—	—	15,481	—	15,481

Total	$24,721	$2,356	$32	$27,109	$—	$27,109

	December 31, 2017
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$390	$229	$—	$619	$—	$619
Summit	3,653	870	—	4,523	—	4,523
Peoples	315	126	—	441	—	441
Kosciusko	838	403	—	1,241	—	1,241
LaPorte	1,034	1,004	33	2,071	—	2,071
Lafayette	4,271	—	—	4,271	—	4,271
Wolverine	16,697	—	—	16,697	—	16,697

Total	$27,198	$2,632	$33	$29,863	$—	$29,863

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accretable yield, or income expected to be collected for the three months ended March 31, is as follows:

	Three Months Ended March 31, 2018
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$452	$—	$(59)	$—	$—	$393
Summit	147	—	(18)	—	(2)	127
Peoples	—	—	—	—	—	—
Kosciusko	386	—	(20)	—	—	366
LaPorte	980	—	(40)	—	(7)	933
Lafayette	933	—	(118)	—	(2)	813
Wolverine	2,267	—	(387)	—	(42)	1,838

Total	$5,165	$—	$(642)	$—	$(53)	$4,470

	Three Months Ended March 31, 2017
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$557	$—	$(34)	$—	$(6)	$517
Summit	502	—	(93)	—	(2)	407
Peoples	389	—	(194)	—	(1)	194
Kosciusko	530	—	(31)	—	—	499
LaPorte	1,479	—	(81)	—	(110)	1,288

Total	$3,457	$—	$(433)	$—	$(119)	$2,905

During the three months ended March 31, 2018 the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $0. During the three months ended March 31, 2017, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $71,000.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended March 31
	2018	2017
	(Unaudited)	(Unaudited)
Balance at beginning of the period	$16,394	$14,837
Loans charged-off:
Commercial
Owner occupied real estate	13	—
Non-owner occupied real estate	—	—
Residential spec homes	—	—
Development & spec land	—	—
Commercial and industrial	—	5

Total commercial	13	5
Real estate
Residential mortgage	12	51
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	12	51
Consumer
Direct installment	55	20
Indirect installment	505	285
Home equity	131	50

Total consumer	691	355

Total loans charged-off	716	411
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	12	—
Non-owner occupied real estate	5	22
Residential spec homes	2	2
Development & spec land	—	—
Commercial and industrial	32	111

Total commercial	51	135
Real estate
Residential mortgage	6	13
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	6	13
Consumer
Direct installment	11	16
Indirect installment	139	113
Home equity	22	21

Total consumer	172	150

Total loan recoveries	229	298

Net loans charged-off	487	113

Provision charged to operating expense
Commercial	(1,291)	887
Real estate	(252)	(567)
Consumer	2,110	10

Total provision charged to operating expense	567	330

Balance at the end of the period	$16,474	$15,054

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	March 31, 2018
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$—	$—	$—	$184
Collectively evaluated for impairment	7,656	1,930	1,030	5,674	16,290
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$7,840	$1,930	$1,030	$5,674	$16,474

Loans:
Individually evaluated for impairment	$6,824	$—	$—	$—	$6,824
Collectively evaluated for impairment	1,654,250	619,911	101,779	482,505	2,858,445
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,661,074	$619,911	$101,779	$482,505	$2,865,269

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$—	$—	$—	$184
Collectively evaluated for impairment	8,909	2,188	1,030	4,083	16,210
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$9,093	$2,188	$1,030	$4,083	$16,394

Loans:
Individually evaluated for impairment	$7,187	$—	$—	$—	$7,187
Collectively evaluated for impairment	1,667,942	608,575	94,988	462,529	2,834,034
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,675,129	$608,575	$94,988	$462,529	$2,841,221

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	March 31, 2018
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$4,921	$—	$9	$1	$4,931
Non-owner occupied real estate	596	—	438	—	1,034
Residential spec homes	—	—	—	—	—
Development & spec land	76	—	—	—	76
Commercial and industrial	737	—	—	—	737

Total commercial	6,330	—	447	1	6,778
Real estate
Residential mortgage	3,162	—	458	1,656	5,276
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	3,162	—	458	1,656	5,276
Consumer
Direct installment	153	—	—	—	153
Direct installment purchased	—	—	—	—	—
Indirect installment	866	30	—	—	896
Home equity	1,551	—	185	242	1,978

Total consumer	2,570	30	185	242	3,027

Total	$12,062	$30	$1,090	$1,899	$15,081

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$4,877	$—	$11	$1	$4,889
Non-owner occupied real estate	115	—	440	—	555
Residential spec homes	—	—	—	—	—
Development & spec land	176	—	—	—	176
Commercial and industrial	1,734	—	—	—	1,734

Total commercial	6,902	—	451	1	7,354
Real estate
Residential mortgage	3,693	—	351	1,450	5,494
Residential construction	—	—	—	222	222
Mortgage warehouse	—	—	—	—	—

Total real estate	3,693	—	351	1,672	5,716
Consumer
Direct installment	160	—	—	—	160
Direct installment purchased	—	—	—	—	—
Indirect installment	1,041	167	—	—	1,208
Home equity	1,480	—	211	285	1,976

Total consumer	2,681	167	211	285	3,344

Total	$13,276	$167	$1,013	$1,958	$16,414

Included in the $12.1 million of non-accrual loans and the $1.1 million of non-performing TDRs at March 31, 2018 were $2.8 million and $10,000, respectively, of loans acquired for which accretable yield was recognized.

From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to generally place a loan on a non-accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Commercial Banking Officer and/or the Chief Operations Officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status.

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including TDRs, are measured for impairment. Allowable methods for determining the amount of impairment include the three methods described above.

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2018, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2018, the Company had $3.0 million in TDRs and $1.1 million were performing according to the restructured terms and $0 in TDRs were returned to accrual status during the first three months of 2018. There were $70,000 specific reserves allocated to TDRs at March 31, 2018 based on the discounted cash flows or when appropriate the fair value of the collateral.

The following table presents commercial loans individually evaluated for impairment by class of loan:

	March 31, 2018
				Three Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,038	$4,063	$—	$4,590	$37
Non-owner occupied real estate	1,033	1,049	—	975	5
Residential spec homes	—	—	—	—	—
Development & spec land	76	74	—	75	—
Commercial and industrial	737	745	—	1,447	—

Total commercial	5,884	5,931	—	7,087	42
With an allowance recorded
Commercial
Owner occupied real estate	893	893	184	900	—
Non-owner occupied real estate	—	—	—	—	—
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	893	893	184	900	—

Total	$6,777	$6,824	$184	$7,987	$42

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2017
				Three Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$759	$759	$—	$1,021	$—
Non-owner occupied real estate	387	387	—	393	—
Residential spec homes	—	—	—	—	—
Development & spec land	112	112	—	238	—
Commercial and industrial	121	121	—	350	—

Total commercial	1,379	1,379	—	2,002	—
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non-owner occupied real estate	—	—	—	—	—
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	—	—	—	—	—

Total	$1,379	$1,379	$—	$2,002	$—

The following table presents the payment status by class of loan:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$5,341	$195	$—	$5,536	$576,160	$581,696
Non-owner occupied real estate	1,048	—	—	1,048	676,884	677,932
Residential spec homes	—	—	—	—	17,473	17,473
Development & spec land	12	—	—	12	33,724	33,736
Commercial and industrial	922	109	—	1,031	339,487	340,518

Total commercial	7,323	304	—	7,627	1,643,728	1,651,355
Real estate
Residential mortgage	602	79	—	681	594,743	595,424
Residential construction	—	—	—	—	20,447	20,447
Mortgage warehouse	—	—	—	—	101,299	101,299

Total real estate	602	79	—	681	716,489	717,170
Consumer
Direct installment	7	—	—	7	37,407	37,414
Indirect installment	747	201	30	978	249,947	250,925
Home equity	253	104	—	357	194,138	194,495

Total consumer	1,007	305	30	1,342	481,492	482,834

Total	$8,932	$688	$30	$9,650	$2,841,709	$2,851,359

Percentage of total loans	0.31%	0.02%	0.00%	0.34%	99.66%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$1,613	$1,950	$—	$3,563	$568,419	$571,982
Non-owner occupied real estate	512	122	—	634	678,311	678,945
Residential spec homes	—	—	—	—	16,431	16,431
Development & spec land	31	—	—	31	48,807	48,838
Commercial and industrial	520	1	—	521	347,350	347,871

Total commercial	2,676	2,073	—	4,749	1,659,318	1,664,067
Real estate
Residential mortgage	1,248	49	—	1,297	587,061	588,358
Residential construction	63	—	—	63	15,964	16,027
Mortgage warehouse	—	—	—	—	94,508	94,508

Total real estate	1,311	49	—	1,360	697,533	698,893
Consumer
Direct installment	78	10	—	88	37,753	37,841
Indirect installment	1,859	244	167	2,270	225,053	227,323
Home equity	502	527	—	1,029	196,549	197,578

Total consumer	2,439	781	167	3,387	459,355	462,742

Total	$6,426	$2,903	$167	$9,496	$2,816,206	$2,825,702

Percentage of total loans	0.23%	0.10%	0.01%	0.34%	99.66%

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

•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective markets (ranging from $1,000,000 to $3,500,000) are validated by the Loan Committee, which is chaired by the Chief Commercial Banking Officer (CCBO).

•	Commercial loan officers are responsible for reviewing their loan portfolios and report any adverse material change to the CCBO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCBO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCBO, however, lenders must present their factual information to either the Loan Committee or the CCBO when recommending an upgrade.

•	The CCBO, or his designee, meets weekly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•	Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$551,813	$13,215	$16,668	$—	$581,696
Non-owner occupied real estate	667,528	5,014	5,390	—	677,932
Residential spec homes	17,473	—	—	—	17,473
Development & spec land	33,660	—	76	—	33,736
Commercial and industrial	323,117	4,803	12,598	—	340,518

Total commercial	1,593,591	23,032	34,732	—	1,651,355
Real estate
Residential mortgage	590,148	—	5,276	—	595,424
Residential construction	20,447	—	—	—	20,447
Mortgage warehouse	101,299	—	—	—	101,299

Total real estate	711,894	—	5,276	—	717,170
Consumer
Direct installment	37,261	—	153	—	37,414
Indirect installment	250,029	—	896	—	250,925
Home equity	192,517	—	1,978	—	194,495

Total consumer	479,807	—	3,027	—	482,834

Total	$2,785,292	$23,032	$43,035	$—	$2,851,359

Percentage of total loans	97.68%	0.81%	1.51%	0.00%

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$545,158	$8,622	$18,202	$—	$571,982
Non-owner occupied real estate	670,074	3,864	5,007	—	678,945
Residential spec homes	16,431	—	—	—	16,431
Development & spec land	47,726	886	226	—	48,838
Commercial and industrial	326,756	7,448	13,667	—	347,871

Total commercial	1,606,145	20,820	37,102	—	1,664,067
Real estate
Residential mortgage	582,864	—	5,494	—	588,358
Residential construction	15,805	—	222	—	16,027
Mortgage warehouse	94,508	—	—	—	94,508

Total real estate	693,177	—	5,716	—	698,893
Consumer
Direct installment	37,681	—	160	—	37,841
Indirect installment	226,115	—	1,208	—	227,323
Home equity	195,602	—	1,976	—	197,578

Total consumer	459,398	—	3,344	—	462,742

Total	$2,758,720	$20,820	$46,162	$—	$2,825,702

Percentage of total loans	97.63%	0.74%	1.63%	0.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table shows repurchase agreements accounted for as secured borrowings:

	March 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$60,761	$—	$—	$—	$—	$—	$60,761
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$38,421	$—	$—	$—	$—	$—	$38,421
Federal agency mortgage-backed pools	35,577	—	—	—	—	—	35,577

Total	$73,998	$—	$—	$—	$—	$—	$73,998

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.81% on a notional amount of $30.5 million at March 31, 2018 and December 31, 2017. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at March 31, 2018 and December 31, 2017. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2018, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2018, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $155.0 million at March 31, 2018 and $154.6 million at December 31, 2017.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2018, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	March 31, 2018		March 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Other liabilities	$3,579
Interest rate contracts	Other Assets	3,579	Other liabilities	969

Total derivatives desginated as hedging instruments		3,579		4,548

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	257	Other liabilities	4

Total derivatives not designated as hedging instruments		257		4

Total derivatives		$3,836		$4,552

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Other liabilities	$811
Interest rate contracts	Other Assets	811	Other liabilities	1,728

Total derivatives desginated as hedging instruments		811		2,539

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	143	Other liabilities	3

Total derivatives not designated as hedging instruments		143		3

Total derivatives		$954		$2,542

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The effect of the derivative instruments on the condensed consolidated statements of income for the three-month periods ending March 31 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2018	March 31, 2017
Derivatives in cash flow hedging relationship
Interest rate contracts	$358	$260

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

	Location of gain (loss) recognized on	Amount of Gain (Loss) Recognized on Derivative Three Months Ended
	derivative	March 31, 2018	March 31, 2017
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$2,768	$253
Interest rate contracts	Interest income - loans	(2,768)	(253)

Total		$—	$—

	Location of gain (loss) recognized on	Amount of Gain (Loss) Recognized on Derivative Three Months Ended
	derivative	March 31, 2018	March 31, 2017
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$112	$(59)

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

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$24,284	$—	$24,284	$—
State and municipal	133,371	—	133,371	—
Federal agency collateralized mortgage obligations	133,408	—	133,408	—
Federal agency mortgage-backed pools	212,173	—	212,173	—
Private labeled mortgage-backed pools	4,110	—	4,110	—
Corporate notes	390	—	390	—

Total available for sale securities	507,736	—	507,736	—

Hedged loans	155,013	—	155,013	—
Forward sale commitments	257	—	257	—
Interest rate swap agreements	2,610	—	2,610	—
Commitments to originate loans	(4)	—	(4)	—

	December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$19,052	$—	$19,052	$—
State and municipal	149,564	—	149,564	—
Federal agency collateralized mortgage obligations	130,365	—	130,365	—
Federal agency mortgage-backed pools	208,657	—	208,657	—
Private labeled mortgage-backed pools	1,642	—	1,642	—
Corporate notes	385	—	385	—

Total available for sale securities	509,665	—	509,665	—

Hedged loans	154,575	—	154,575	—
Forward sale commitments	143	—	143	—
Interest rate swap agreements	(917)	—	(917)	—
Commitments to originate loans	(3)	—	(3)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Non-interest Income
Total gains and losses from:
Hedged loans	$2,768	$253
Fair value interest rate swap agreements	(2,768)	(253)
Derivative loan commitments	112	(59)

	$112	$(59)

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Impaired loans	$6,593	$—	$—	$6,593
Mortgage servicing rights	11,477	—	—	11,477
December 31, 2017
Impaired loans	$6,957	$—	$—	$6,957
Mortgage servicing rights	11,602	—	—	11,602

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $6,000 during the first three months of 2018 and 2017, respectively.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring Level 3 fair value measurements, other than goodwill.

	March 31, 2018
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$6,593	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-53.7% (2.7%)
Mortgage servicing rights	11,477	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.0%-11.0% (10.0%), 8.6%-18.6% (9.8%), 0.2%-25.9% (2.4%)

	December 31, 2017
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$6,957	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-46.8% (2.6%)
Mortgage servicing rights	11,602	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	9.6%-10.8% (9.7%), 9.2%-27.7% (10.5%), 0%-1.5% (0.2%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2018 and December 31, 2017. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

Net Loans — At March 31, 2018, the fair value of net loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed at December 31, 2017, which were based on an entrance price basis. At December 31, 2017, the fair value of portfolio loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	March 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$63,591	$63,591	$—	$—
Investment securities, held to maturity	206,689	—	203,896	—
Loans held for sale	1,973	—	—	1,973
Loans (excluding loan level hedges), net	2,685,306	—	—	2,529,000
Stock in FHLB	18,105	—	18,105	—
Interest receivable	12,044	—	12,044	—
Liabilities
Non-interest bearing deposits	$602,175	$602,175	$—	$—
Interest bearing deposits	2,331,501	—	2,195,544	—
Borrowings	520,300	—	514,777	—
Subordinated debentures	37,699	—	35,546	—
Interest payable	1,216	—	1,216	—

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$76,441	$76,441	$—	$—
Investment securities, held to maturity	200,448	—	201,085	—
Loans held for sale	3,094	—	—	3,094
Loans (excluding loan level hedges), net	2,661,026	—	—	2,585,879
Stock in FHLB	18,105	—	18,105	—
Interest receivable	16,244	—	16,244	—
Liabilities
Non-interest bearing deposits	$601,805	$601,805	$—	$—
Interest bearing deposits	2,279,198	—	2,156,487	—
Borrowings	564,157	—	560,057	—
Subordinated debentures	37,653	—	35,994	—
Interest payable	886	—	886	—

Note 12 – Accumulated Other Comprehensive Income

	March 31 2018	December 31 2017
Unrealized loss on securities available for sale	$(12,062)	$(3,937)
Unamortized gain on securities held to maturity, previously transferred from AFS	148	200
Unrealized loss on derivative instruments	(969)	(1,728)
Tax effect	2,705	1,914

Total accumulated other comprehensive loss	$(10,178)	$(3,551)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For March 31, 2018, Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of March 31, 2018 and December 31, 2017, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2018 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of March 31, 2018 and December 31, 2017 were as follows:

	Actual		Required for Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018

Total capital[1] (to risk-weighted assets)
Consolidated	$390,855	13.08%	239,082	8.00%	276,439	9.25%	N/A	N/A
Bank	384,766	12.87%	239,093	8.00%	276,451	9.25%	$298,866	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	374,322	12.53%	179,312	6.00%	216,668	7.25%	N/A	N/A
Bank	368,233	12.32%	179,320	6.00%	216,678	7.25%	239,093	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	335,859	11.24%	134,483	4.50%	171,840	5.75%	N/A	N/A
Bank	368,233	12.32%	134,490	4.50%	171,848	5.75%	194,263	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	374,322	9.82%	152,494	4.00%	152,494	4.00%	N/A	N/A
Bank	368,233	9.66%	152,542	4.00%	152,542	4.00%	190,678	5.00%

December 31, 2017

Total capital[1] (to risk-weighted assets)
Consolidated	$384,800	12.91%	$238,543	8.00%	$275,816	9.25%	N/A	N/A
Bank	382,788	12.85%	238,386	8.00%	275,634	9.25%	$297,982	10.00%

Tier 1 capital[1] (to risk-weighted assets)
Consolidated	368,355	12.35%	178,907	6.00%	216,180	7.25%	N/A	N/A
Bank	366,343	12.29%	178,790	6.00%	216,038	7.25%	238,386	8.00%

Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	329,892	11.06%	134,181	4.50%	171,454	5.75%	N/A	N/A
Bank	366,343	12.29%	134,092	4.50%	171,340	5.75%	193,689	6.50%

Tier 1 capital[1] (to average assets)
Consolidated	368,355	9.92%	148,503	4.00%	148,503	4.00%	N/A	N/A
Bank	366,343	9.89%	148,116	4.00%	148,116	4.00%	185,145	5.00%

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 14 – Future Accounting Matters

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

FASB ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The FASB has issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit

HORIZON BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018. We have formed a cross functional committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. This committee has developed a timeline associated with the Company’s adoption of this ASU. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

For the Three Months ended March 31, 2018 and 2017

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp (“Horizon” or the “Company”) and Horizon Bank (the “Bank”). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Statements in this report should be considered in conjunction with the other information available about Horizon, including the information in the other filings we make with the Securities and Exchange Commission. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “expect,” “estimate,” “project,” “intend,” “plan,” “believe,” “could,” “will” and similar expressions in connection with any discussion of future operating or financial performance. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.

Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes and the outflow of deposits;

•	loss of key Horizon personnel;

•	increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;

•	loss of fee income, including interchange fees, as new and emerging alternative payment platforms (e.g. Apple Pay or Bitcoin) take a greater market share of the payment systems;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the possible impact of whole or partial dismantling of provisions of the Dodd-Frank Act under the current federal administration;

•	the potential for additional changes in tax laws, particularly corporate income tax reform, that may affect current returns, Horizon’s deferred tax assets and liabilities, the ability to utilize federal and state net operating loss carryforwards, and the market’s perception on overall value;

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

•	the impact of the Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	the risks presented by cyber terrorism and data security breaches, and the increasing costs of cybersecurity for the Company;

•	containing costs and expenses;

•	an economic slowdown and/or possible recession;

•	the ability of the U.S. federal government to manage federal debt limits; and

•	the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2017 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central regions of Indiana and the Southern, Central and Great Lakes Bay regions of Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was originally chartered as a national banking association in 1873 and has operated continuously since that time and converted to an Indiana state-chartered bank effective on June 23, 2017. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Upon approval of a name change by Horizon’s shareholders at the annual meeting on May 3, 2018, Horizon’s full corporate name will be “Horizon Bancorp, Inc.”

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

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

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

Following are some highlights of Horizon’s financial performance through the first quarter of 2018:

•	Net income for the first quarter ended March 31, 2018 was $12.8 million, or $0.50 diluted earnings per share, compared to $8.2 million, or $0.37 diluted earnings per share, for the quarter ended March 31, 2017. This represents the highest quarterly net income and diluted earnings per share in the Company’s 145-year history.

•	Return on average assets was 1.32% for the first quarter of 2018 compared to 1.07% for the first quarter of 2017.

•	Return on average equity was 11.29% for the first quarter of 2018 compared to 9.66% for the first quarter of 2017.

•	Total loans increased by an annualized rate of 3.4%, or $23.7 million, during the first quarter of 2018.

•	Consumer loans increased by an annualized rate of 17.6%, or $20.0 million, during the first quarter of 2018.

•	Residential mortgage loans increased by an annualized rate of 7.6%, or $11.4 million, during the first quarter of 2018.

•	Net interest income increased $7.8 million, or 30.7%, to $33.4 million for the three months ended March 31, 2018 compared to $25.6 million for the three months ended March 31, 2017.

•	Net interest margin was 3.81% for the three months ended March 31, 2018 compared to 3.80% for the three months ended March 31, 2017.

•	Horizon’s tangible book value per share increased to $12.86 compared to $12.72 and $11.79 at December 31, 2017 and March 31, 2017, respectively. This represents the highest tangible book value per share in the Company’s 145-year history.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2017 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

Allowance for Loan Losses

An allowance for loan losses is maintained to absorb probable incurred loan losses inherent in the loan portfolio. The determination of the allowance for loan losses is a critical accounting policy that involves management’s ongoing

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2018, Horizon had core deposit intangibles of $11.8 million subject to amortization and $119.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 31, 2018 was $30.01 per share compared to a book value of $18.02 per common share.

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

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

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

Financial Condition

On March 31, 2018, Horizon’s total assets were $3.970 billion, an increase of approximately $5.4 million compared to December 31, 2017. The increase was primarily in net loans of $24.7 million and investment securities held to maturity of $6.2 million which were offset by decreases in cash and due from banks of $12.8 million, interest receivable of $4.2 million and other assets of $5.2 million.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$24,665	$24,284	$19,277	$19,052
State and municipal	135,021	133,371	148,045	149,564
Federal agency collateralized mortgage obligations	137,443	133,408	132,871	130,365
Federal agency mortgage-backed pools	218,274	212,173	211,487	208,657
Private labeled mortgage-backed pools	4,135	4,110	1,650	1,642
Corporate notes	260	390	272	385

Total available for sale investment securities	$519,798	$507,736	$513,602	$509,665

Held to maturity
State and municipal	$186,529	$183,983	$179,836	$180,397
Federal agency collateralized mortgage obligations	5,566	5,440	5,734	5,682
Federal agency mortgage-backed pools	14,594	14,473	14,878	15,006

Total held to maturity investment securities	$206,689	$203,896	$200,448	$201,085

Total loans increased $23.7 million since December 31, 2017 to $2.859 billion as of March 31, 2018. This increase was the result of an increase in consumer loans of $20.0 million, residential mortgage loans of $11.4 million and mortgage warehouse loans of $6.8 million, offset by a decrease in commercial loans of $13.4 million and a decrease in loans held for sale of $1.1 million. The growth markets of Fort Wayne, Grand Rapids, Indianapolis and Kalamazoo contributed total loan growth of $14.8 million during the first quarter of 2018. An increased focus on the management of indirect and direct consumer loans is the main driver for the increase in consumer loans.

Total deposits increased $52.7 million since December 31, 2017 to $2.934 billion as of March 31, 2018. Non-interest bearing transaction accounts and time deposits increased $370,000 and $144.7 million, respectively, during the three months ended March 31, 2018 which was offset by a decrease in interest-bearing deposits of $92.4 million.

The Company’s borrowings decreased $43.9 million from December 31, 2017 to $520.3 million as of March 31, 2018. At March 31, 2018, the Company had $351.8 million in short-term funds borrowed compared to $392.3 million at December 31, 2017. The decrease in borrowings was primarily due to the increase in deposits of $52.7 million from December 31, 2017.

Stockholders’ equity totaled $460.4 million at March 31, 2018 compared to $457.1 million at December 31, 2017. The increase in stockholders’ equity during the period was due to the generation of net income, net of dividends declared and a decrease in accumulated other comprehensive income. At March 31, 2018, the ratio of average stockholders’ equity to average assets was 11.67% compared to 11.70% at December 31, 2017. Book value per common share at March 31, 2018 increased to $18.02 compared to $17.90 at December 31, 2017.

Results of Operations

Overview

Consolidated net income for the three-month period ended March 31, 2018 was $12.8 million compared to $8.2 million for the same period in 2017. Earnings per common share for the three months ended March 31, 2018 were $0.50 basic and diluted, compared to $0.37 basic and diluted for the same three-month period in the previous year. The increase in net income and earnings per share from the previous year reflects increases in net interest income of $7.8 million and non-interest income of $759,000, partially offset by increases in provision for loan losses of $237,000,

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

non-interest expense of $4.3 million and the diluted shares outstanding primarily due to the stock issued in the Lafayette and Wolverine acquisitions. Non-interest expense increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing and other expense. Excluding gain on sale of investment securities and purchase accounting adjustments, net income for the first quarter of 2018 was $11.2 million or $0.44 diluted earnings per share compared to $7.5 million or $0.34 diluted earnings per share in the same period of 2017.

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

Net interest income during the three months ended March 31, 2018 was $33.4 million, an increase of $7.8 million from the $25.6 million earned during the same period in 2017. Yields on the Company’s interest-earning assets increased by 22 basis points to 4.50% for the three months ending March 31, 2018 from 4.28% for the three months ended March 31, 2017. Interest income increased $10.6 million from $28.8 million for the three months ended March 31, 2017 to $39.4 million for the same period in 2018. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $2.0 million for the three months ending March 31, 2018 compared to $1.0 million for the same period of 2017.

Rates paid on interest-bearing liabilities increased by 26 basis points for the three-month period ended March 31, 2018 compared to the same period in 2017 due to increases in the cost of interest-bearing deposits and borrowings. Interest expense increased $2.7 million compared to the three-month period ended March 31, 2017 to $6.0 million for the same period in 2018. This increase was due to higher average balances of interest-bearing deposits and borrowings in addition to the higher rates paid on both. Average balances of interest-bearing deposits increased $344.5 million and were primarily due to the acquisitions of Lafayette and Wolverine during the third and fourth quarters of 2017.

The net interest margin increased 1 basis point from 3.80% for the three-month period ended March 31, 2017 to 3.81% for the same period in 2018. The increase in the margin for the three-month period ended March 31, 2018 compared to the same period in 2017 was due to an increase in the yield on interest-earning assets, offset by an increase in the cost of interest-bearing liabilities and the impact of the lower income tax rate on non-taxable interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.55% for the three-month period ending March 31, 2018 compared to 3.66% for the same period in 2017.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$3,714	$14	1.53%	$3,034	$5	0.67%
Interest-earning deposits	22,962	90	1.59%	24,748	69	1.13%
Investment securities - taxable	421,068	2,326	2.24%	398,871	2,332	2.37%
Investment securities - non-taxable(1)	307,921	1,865	2.88%	270,522	1,637	3.41%
Loans receivable(2)(3)	2,824,478	35,131	5.04%	2,100,254	24,791	4.79%

Total interest-earning assets(1)	3,580,143	39,426	4.50%	2,797,429	28,834	4.28%

Non-interest-earning assets
Cash and due from banks	43,809			40,994
Allowance for loan losses	(16,342)			(14,937)
Other assets	335,227			279,982

Total average assets	$3,942,837			$3,103,468

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,304,829	$2,871	0.51%	$1,960,337	$1,753	0.36%
Borrowings	528,066	2,572	1.98%	249,923	937	1.52%
Subordinated debentures	36,477	572	6.36%	36,290	576	6.44%

Total interest-bearing liabilities	2,869,372	6,015	0.85%	2,246,550	3,266	0.59%

Non-interest-bearing liabilities
Demand deposits	595,644			491,154
Accrued interest payable and other liabilities	17,745			20,672
Stockholders’ equity	460,076			345,092

Total average liabilities and stockholders’ equity	$3,942,837			$3,103,468

Net interest income/spread		$33,411	3.65%		$25,568	3.69%

Net interest income as a percent of average interest-earning assets(1)			3.81%			3.80%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended March 31, 2018, a provision of $567,000 was required to adequately fund the ALLL compared to $330,000 for the same period of 2017. Commercial loan net charge-offs during the three-month period ended March 31, 2018 were negative $38,000, residential mortgage loan net charge-offs were $6,000 and consumer loan net charge-offs were $519,000. The increase in the provision for loan losses in the first quarter of 2018 compared to the same period of 2017 was due to additional general and non-specific allocations for loan growth in new markets and an increase in allocation for other economic factors during 2018. The ALLL balance at March 31, 2018 was $16.5 million or 0.58% of total loans. This compares to an ALLL balance of $16.4 million at December 31, 2017 or 0.58% of total loans.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.77% as of March 31, 2018. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.15% as of March 31, 2018. The table below illustrates Horizon’s loan loss reserve ratio composition as of March 31, 2018.

Non-GAAP Allowance for Loan and Lease Loss Detail

As of March 31, 2018

(Dollars in Thousands, Unaudited)

	Pre-discount Loan Balance	Allowance for Loan Losses (ALLL)	Loan Discount	ALLL + Loan Discount	Loans, net	ALLL/ Pre-discount Loan Balance	Loan Discount/ Pre-discount Loan Balance	ALLL+Loan Discount/ Pre-discount Loan Balance
Horizon Legacy	$2,152,002	$16,474	N/A	$16,474	$2,135,528	0.77%	0.00%	0.77%
Heartland	10,848	—	742	742	10,106	0.00%	6.84%	6.84%
Summit	35,397	—	2,147	2,147	33,250	0.00%	6.07%	6.07%
Peoples	105,363	—	2,609	2,609	102,754	0.00%	2.48%	2.48%
Kosciusko	52,298	—	664	664	51,634	0.00%	1.27%	1.27%
LaPorte	121,265	—	3,445	3,445	117,820	0.00%	2.84%	2.84%
CNB	5,561	—	152	152	5,409	0.00%	2.73%	2.73%
Lafayette	118,829	—	2,170	2,170	116,659	0.00%	1.83%	1.83%
Wolverine	257,203	—	4,346	4,346	252,857	0.00%	1.69%	1.69%

Total	$2,858,766	$16,474	$16,275	$32,749	$2,826,017	0.58%	0.57%	1.15%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of March 31, 2018.

Non-performing loans totaled $15.1 million as of March 31, 2018, down from $16.4 million as of December 31, 2017. Non-performing commercial, real estate and consumer loans decreased by $576,000, $440,000 and $317,000, respectively, at March 31, 2018 compared to December 31, 2017.

Other Real Estate Owned (OREO) and repossessed assets totaled $870,000 at March 31, 2018 compared to $838,000 on December 31, 2017 and $3.0 million on March 31, 2017.

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
	March 31 2018	March 31 2017	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,888	$1,400	$488	34.9%
Wire transfer fees	150	150	—	0.0%
Interchange fees	1,328	1,176	152	12.9%
Fiduciary activities	1,925	1,922	3	0.2%
Gain on sale of investment securities	11	35	(24)	-68.6%
Gain on sale of mortgage loans	1,423	1,914	(491)	-25.7%
Mortgage servicing net of impairment	349	447	(98)	-21.9%
Increase in cash surrender value of bank owned life insurance	435	464	(29)	-6.3%
Other income	809	51	758	1486.3%

Total non-interest income	$8,318	$7,559	$759	10.0%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

Total non-interest income was $759,000 higher during the first quarter of 2018 compared to the same period of 2017. Service charges on deposit accounts increased $488,000 and interchange fees increased by $152,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the first quarter of 2018 generated $1.4 million of income from the gain on sale of mortgage loans, down $491,000 from the same period in 2017. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $49.9 million in the first quarter of 2017 to $35.8 million in the same period of 2018. Total mortgage loan originations, including mortgage loans sold, increased to $72.3 million for the first quarter of 2018 compared to $65.9 million for the first quarter of 2017.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	March 31 2018	March 31 2017	Amount Change	Percent Change
Non-interest Expense
Salaries	$10,074	$8,506	$1,568	18.4%
Commission and bonuses	1,347	1,061	286	27.0%
Employee benefits	2,952	2,142	810	37.8%
Net occupancy expenses	2,966	2,452	514	21.0%
Data processing	1,696	1,307	389	29.8%
Professional fees	501	613	(112)	-18.3%
Outside services and consultants	1,264	1,222	42	3.4%
Loan expense	1,257	1,107	150	13.6%
FDIC deposit insurance	310	263	47	17.9%
Other losses	146	50	96	192.0%
Other expenses	3,324	2,798	526	18.8%

Total non-interest expense	$25,837	$21,521	$4,316	20.1%

Total non-interest expense was $4.3 million higher in the first quarter of 2018 compared to the same period of 2017. The increase was primarily due to an increase in salaries and employee benefits of $2.7 million, other expenses of $526,000, net occupancy expenses of $514,000, data processing expenses of $389,000 and loan expense of $150,000. The increase in salaries and employee benefits reflects overall company growth and recent acquisitions. Other expense and data processing increased as a result of market expansions and acquisitions. Net occupancy expense increased due to increased snow removal costs incurred in 2018, along with market expansions and acquisitions. Loan expense increased due to a higher level of loan originations in the first quarter of 2018 when compared to the same period of 2017.

Income Taxes

Income tax expense totaled $2.5 million for the first quarter of 2018, a decrease of $3.2 million and $531,000 when compared to the fourth quarter and first quarter of 2017, respectively. The decrease was primarily due to the impact of the new corporate tax rate which was signed into law at the end of 2017. An adjustment to Horizon’s net deferred tax asset of $2.4 million, of which $766,000 was related to accumulated other comprehensive income was recorded to income tax expense during the fourth quarter of 2017 to reflect the new corporate tax rate.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. During the three months ended March 31, 2018, cash and cash equivalents decreased by approximately $12.8 million. At March 31, 2018, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $161.6 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $127.2 million at December 31, 2017 and $304.8 million at March 31, 2017. The Bank had approximately $528.5 million of unpledged investment securities at March 31, 2018 compared to $518.2 million at December 31, 2017 and $492.6 million at March 31, 2017.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2018. Stockholders’ equity totaled $460.4 million as of March 31, 2018, compared to $457.1 million as of December 31, 2017. For the three months ended March 31, 2018, the ratio of average stockholders’ equity to average assets was 11.67% compared to 11.15% for the twelve months ended December 31, 2017. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared, as well as the stock issued in the Lafayette and Wolverine acquisitions.

Horizon declared common stock dividends in the amount of $0.15 per share during the first three months of 2018 and $0.11 per share for the same period of 2017. The dividend payout ratio (dividends as a percent of basic earnings per share) was 29.9% and 29.7% for the first three months of 2018 and 2017, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2017.

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

Use of Non-GAAP Financial Measures

Certain information set forth in this quarterly report on Form 10-Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non-GAAP financial measures relating to net income, diluted earnings per share, net interest margin, the allowance for loan and lease losses, tangible stockholders’ equity, tangible book value per share, the return on average assets and the return on average common equity. In each case, we have identified special circumstances that we consider to be non-recurring and have excluded them, to show the impact of such events as acquisition-related purchase accounting adjustments and the tax reform bill, among others we have identified in our reconciliations. Horizon believes that these non-GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and one-time costs of acquisitions and non-core items. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this Report on Form 10-Q for reconciliations of the non-GAAP figures identified herein and their most comparable GAAP measures.

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended
	March 31 2018	December 31 2017	March 31 2017
Non-GAAP Reconciliation of Net Interest Margin
Net interest income as reported	$33,411	$31,455	$25,568
Average interest-earning assets	3,580,143	3,471,169	2,797,429
Net interest income as a percentage of average interest-earning assets (“Net Interest Margin”)	3.81%	3.71%	3.80%
Acquisition-related purchase accounting adjustments (“PAUs”)	$(2,037)	$(868)	$(1,016)

Core net interest income	$31,374	$30,587	$24,552

Core net interest margin	3.55%	3.61%	3.66%

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands, Except per Share Data, Unaudited)

	Three Months Ended
	March 31 2018	December 31 2017	March 31 2017
Non-GAAP Reconciliation of Net Income
Net income as reported	$12,804	$7,650	$8,224
Merger expenses	—	1,444	—
Tax effect	—	(418)	—

Net income excluding merger expenses	12,804	8,676	8,224

Gain on sale of investment securities	(11)	—	(35)
Tax effect	2	—	12

Net income excluding gain on sale of investment securities	12,795	8,676	8,201

Gain on remeasurement of equity interest in Lafayette	—	(530)	—
Tax effect	—	78	—

Net income excluding gain on remeasurement of equity interest in Lafayette	12,795	8,224	8,201

Tax reform bill impact	—	2,426	—

Net income excluding tax reform bill impact	12,795	10,650	8,201

Acquisition-related purchase accounting adjustments (“PAUs”)	(2,037)	(868)	(1,016)
Tax effect	428	304	356

Core Net Income	$11,186	$10,086	$7,541

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share (“EPS”) as reported	$0.50	$0.30	$0.37
Merger expenses	—	0.06	—
Tax effect	—	(0.02)	—

Diluted EPS excluding merger expenses	0.50	0.34	0.37

Gain on sale of investment securities	—	—	—
Tax effect	—	—	—

Diluted EPS excluding gain on sale of investment securities	0.50	0.34	0.37

Gain on remeasurement of equity interest in Lafayette	—	(0.02)	—
Tax effect	—	—	—

Diluted EPS excluding gain on remeasurement of equity interest in Lafayette	0.50	0.32	0.37

Tax reform bill impact	—	0.10	—

Diluted EPS excluding tax reform bill impact	0.50	0.42	0.37

Acquisition-related PAUs	(0.08)	(0.03)	(0.05)
Tax effect	0.02	0.01	0.02

Core Diluted EPS	$0.44	$0.40	$0.34

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands Except per Share Data, Unaudited)

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Total stockholders’ equity	$460,416	$457,078	$392,055	$357,259	$348,575
Less: Intangible assets	131,724	132,282	103,244	86,726	87,094

Total tangible stockholders’ equity	$328,692	$324,796	$288,811	$270,533	$261,481

Common shares outstanding	25,555,235	25,529,819	23,325,459	22,176,465	22,176,465

Tangible book value per common share	$12.86	$12.72	$12.38	$12.20	$11.79

HORIZON BANCORP AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2018 and 2017

Non-GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity

(Dollars in Thousands, Unaudited)

	Three Months Ended
	March 31 2018	December 31 2017	March 31 2017
Non-GAAP Reconciliation of Return on Average Assets
Average assets	$3,942,837	$3,841,551	$3,103,468

Return on average assets (“ROAA”) as reported	1.32%	0.79%	1.07%
Merger expenses	0.00%	0.15%	0.00%
Tax effect	0.00%	-0.04%	0.00%

ROAA excluding merger expenses	1.32%	0.90%	1.07%

Gain on sale of investment securities	0.00%	0.00%	0.00%
Tax effect	0.00%	0.00%	0.00%

ROAA excluding gain on sale of investment securities	1.32%	0.90%	1.07%

Gain on remeasurement of equity interest in Lafayette	0.00%	-0.05%	0.00%
Tax effect	0.00%	0.01%	0.00%

ROAA excluding gain on remeasurement of equity interest in Lafayette	1.32%	0.86%	1.07%

Tax reform bill impact	0.00%	0.25%	0.00%

ROAA excluding tax reform bill impact	1.32%	1.11%	1.07%

Acquisition-related purchase accounting adjustments (“PAUs”)	-0.21%	-0.09%	-0.13%
Tax effect	0.04%	0.03%	0.05%

Core ROAA	1.15%	1.05%	0.99%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$460,076	$449,318	$345,092

Return on average common equity (“ROACE”) as reported	11.29%	6.75%	9.66%
Merger expenses	0.00%	1.28%	0.00%
Tax effect	0.00%	-0.37%	0.00%

ROACE excluding merger expenses	11.29%	7.66%	9.66%

Gain on sale of investment securities	-0.01%	0.00%	-0.04%
Tax effect	0.00%	0.00%	0.01%

ROACE excluding gain on sale of investment securities	11.28%	7.66%	9.63%

Gain on remeasurement of equity interest in Lafayette	0.00%	-0.47%	0.00%
Tax effect	0.00%	0.07%	0.00%

ROACE excluding gain on remeasurement of equity interest in Lafayette	11.28%	7.26%	9.63%

Tax reform bill impact	0.00%	2.14%	0.00%

ROACE excluding tax reform bill impact	11.28%	9.40%	9.63%

Acquisition-related purchase accounting adjustments (“PAUs”)	-1.80%	-0.77%	-1.19%
Tax effect	0.38%	0.27%	0.42%

Core ROACE	9.86%	8.90%	8.86%

HORIZON BANCORP AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three Months ended March 31, 2018 and 2017

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2017 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2017 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2018, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2018, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months ended March 31, 2018 and 2017

ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10-K for 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP AND SUBSIDIARIES

Part II – Other Information

For the Three Months ended March 31, 2018 and 2017

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Index

Exhibit No.	Description	Location

10.1	Employment Agreement among Horizon Bancorp, Horizon Bank and James D. Neff, dated January 1, 2018	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 3, 2018

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of Mark E. Secor	Attached

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data Files	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: May 7, 2018	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: May 7, 2018	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer