Form 10-Q
period 2018-06-30
HORIZON BANCORP INC /IN/
filed 2018-08-07
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Commission file number 0-10792

HORIZON BANCORP, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,362,640 shares of Common Stock, no par value, at August 6, 2018.

HORIZON BANCORP, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	June 30 2018	December 31 2017
	(Unaudited)
Assets
Cash and due from banks	$69,018	$76,441
Investment securities, available for sale	526,195	509,665
Investment securities, held to maturity (fair value of $206,730 and $201,085)	209,767	200,448
Loans held for sale	3,000	3,094
Loans, net of allowance for loan losses of $17,071 and $16,394	2,907,445	2,815,601
Premises and equipment, net	75,063	75,529
Federal Home Loan Bank stock	18,105	18,105
Goodwill	119,880	119,880
Other intangible assets	11,359	12,402
Interest receivable	12,993	16,244
Cash value of life insurance	76,576	75,931
Other assets	47,210	40,963

Total assets	$4,076,611	$3,964,303

Liabilities
Deposits
Non-interest bearing	$615,018	$601,805
Interest bearing	2,401,145	2,279,198

Total deposits	3,016,163	2,881,003
Borrowings	524,846	564,157
Subordinated debentures	37,745	37,653
Interest payable	1,441	886
Other liabilities	25,881	23,526

Total liabilities	3,606,076	3,507,225

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares (Restated - See Note 1)
Issued 38,387,709 and 38,323,604 shares (Restated - See Note 1), Outstanding 38,362,640 and 38,294,729 shares (Restated - See Note 1)	—	—
Additional paid-in capital	275,587	275,059
Retained earnings	205,535	185,570
Accumulated other comprehensive loss	(10,587)	(3,551)

Total stockholders’ equity	470,535	457,078

Total liabilities and stockholders’ equity	$4,076,611	$3,964,303

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Interest Income
Loans receivable	$36,308	$26,795	$71,439	$51,586
Investment securities
Taxable	2,563	2,244	4,993	4,650
Tax exempt	1,870	1,766	3,735	3,403

Total interest income	40,741	30,805	80,167	59,639

Interest Expense
Deposits	3,920	1,721	6,791	3,474
Borrowed funds	2,679	1,338	5,251	2,275
Subordinated debentures	592	548	1,164	1,124

Total interest expense	7,191	3,607	13,206	6,873

Net Interest Income	33,550	27,198	66,961	52,766
Provision for loan losses	635	330	1,202	660

Net Interest Income after Provision for Loan Losses	32,915	26,868	65,759	52,106

Non-interest Income
Service charges on deposit accounts	1,907	1,566	3,795	2,966
Wire transfer fees	180	178	330	328
Interchange fees	1,555	1,382	2,883	2,558
Fiduciary activities	1,818	1,943	3,743	3,865
Gains on sale of investment securities (includes $0 and $(3) for the three months ended June 30, 2018 and 2017, respectively, and $11 and $32 for the six months ended June 30, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassifications)	—	(3)	11	32
Gain on sale of mortgage loans	1,896	2,054	3,319	3,968
Mortgage servicing income net of impairment	511	359	860	806
Increase in cash value of bank owned life insurance	442	408	877	872
Death benefit on bank owned life insurance	154	—	154	—
Other income	469	325	1,278	376

Total non-interest income	8,932	8,212	17,250	15,771

Non-interest Expense
Salaries and employee benefits	13,809	12,466	28,182	24,175
Net occupancy expenses	2,520	2,196	5,486	4,648
Data processing	1,607	1,502	3,303	2,809
Professional fees	376	535	877	1,148
Outside services and consultants	1,267	1,265	2,531	2,487
Loan expense	1,525	1,250	2,782	2,357
FDIC insurance expense	345	243	655	506
Other losses	269	78	415	128
Other expense	3,224	2,953	6,548	5,751

Total non-interest expense	24,942	22,488	50,779	44,009

Income Before Income Taxes	16,905	12,592	32,230	23,868
Income tax expense (includes $0 and $(1) for the three months ended June 30, 2018 and 2017, respectively, and $2 and $11 for the six months ended June 30, 2018 and 2017, respectively, related to income tax expense from reclassification items)	2,790	3,520	5,311	6,572

Net Income	$14,115	$9,072	$26,919	$17,296

Basic Earnings Per Share (Restated - See Note 1)	$0.37	$0.27	$0.70	$0.52
Diluted Earnings Per Share (Restated - See Note 1)	0.37	0.27	0.70	0.51

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net Income	$14,115	$9,072	$26,919	$17,296

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	354	46	1,113	446
Income tax effect	(75)	(16)	(234)	(156)

Changes from derivative instruments	279	30	879	290

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(829)	3,638	(8,943)	6,235
Amortization from transfer of securities from available for sale to held to maturity securities	(46)	(58)	(98)	(146)
Reclassification adjustment for securities (gains) losses realized in income	—	3	(11)	(32)
Income tax effect	187	(1,252)	1,903	(2,119)

Unrealized gains (losses) on securities	(688)	2,331	(7,149)	3,938

Other Comprehensive Income (Loss), Net of Tax	(409)	2,361	(6,270)	4,228

Comprehensive Income	$13,706	$11,433	$20,649	$21,524

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2018	$—	$275,059	$185,570	$(3,551)	$457,078
Net income	—	—	26,919	—	26,919
Other comprehensive loss, net of tax	—	—	—	(6,270)	(6,270)
Amortization of unearned compensation	—	(79)	—	—	(79)
Exercise of stock options	—	444	—	—	444
Stock option expense	—	163	—	—	163
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	766	(766)	—
Cash dividends on common stock ($0.20 per share)	—	—	(7,720)	—	(7,720)

Balances, June 30, 2018	$—	$275,587	$205,535	$(10,587)	$470,535

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Six Months Ended
	June 30
	2018	2017
Operating Activities
Net income	$26,919	$17,296
Items not requiring (providing) cash
Provision for loan losses	1,202	660
Depreciation and amortization	3,300	2,820
Share based compensation	163	158
Mortgage servicing rights, net impairment	24	23
Premium amortization on securities, net	2,985	2,945
Gain on sale of investment securities	(11)	(32)
Gain on sale of mortgage loans	(3,319)	(3,968)
Proceeds from sales of loans	95,218	113,382
Loans originated for sale	(86,812)	(107,473)
Change in cash value life insurance	(877)	(872)
Death benefit on bank owned life insurance	(154)	—
(Gain)/loss on sale of other real estate owned	(55)	83
Net change in:
Interest receivable	3,251	(584)
Interest payable	555	81
Other assets	(4,220)	3,714
Other liabilities	7,211	(1,794)

Net cash provided by operating activities	45,380	26,439

Investing Activities
Purchases of securities available for sale	(84,909)	(97,482)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	55,723	44,223
Purchases of securities held to maturity	(14,207)	(19,948)
Proceeds from maturities of securities held to maturity	5,517	4,853
Change in Federal Reserve and FHLB stock	—	8,987
Net change in loans	(102,516)	(128,271)
Proceeds on the sale of OREO and repossessed assets	794	1,057
Change in premises and equipment, net	(1,870)	(1,052)
Net cash received in acquisition of branch	—	11,000

Net cash used in investing activities	(141,468)	(176,633)

Financing Activities
Net change in:
Deposits	135,160	(67,254)
Borrowings	(39,219)	217,921
Proceeds from issuance of stock	444	34
Dividends paid on common stock	(7,720)	(5,346)

Net cash provided by financing activities	88,665	145,355

Net Change in Cash and Cash Equivalents	(7,423)	(4,839)
Cash and Cash Equivalents, Beginning of Period	76,441	70,832

Cash and Cash Equivalents, End of Period	$69,018	$65,993

Additional Supplemental Information
Interest paid	$12,651	$6,786
Income taxes paid	3,966	6,350
Transfer of loans to other real estate	733	1,416
Acquisition of LaPorte, measurement period adjustments	—	704

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2018 and June 30, 2017 are not necessarily indicative of the operating results for the full year of 2018 or 2017. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

On May 15, 2018, the Board of Directors of the Company approved a three-for-two stock split of the Company’s authorized common stock, no par value. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this three-for-two stock split. The effect of the three-for-two stock split on the outstanding common shares is that shareholders of record as of the close of business on May 31, 2018, the record date, received an additional half share of common stock held, with shareholders receiving cash in lieu of any fractional shares. The additional shares issued in the stock split were payable and issued on June 15, 2018, and the common shares began trading on a split-adjusted basis on June 19, 2018.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Basic earnings per share
Net income	$14,115	$9,072	$26,919	$17,296
Weighted average common shares outstanding(1)	38,347,612	33,264,697	38,327,118	33,263,997
Basic earnings per share	$0.37	$0.27	$0.70	$0.52

Diluted earnings per share
Net income available to common shareholders	$14,115	$9,072	$26,919	$17,296
Weighted average common shares outstanding(1)	38,347,612	33,264,697	38,327,118	33,263,997
Effect of dilutive securities:
Restricted stock	47,307	45,136	37,383	49,807
Stock options	124,482	173,751	119,820	172,975

Weighted average common shares outstanding	38,519,401	33,483,584	38,484,321	33,486,779
	$0.37	$0.27	$0.70	$0.51

(1)	adjusted for 3:2 stock split on June 15, 2018

There were zero shares for the three months ended June 30, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive. There were 67,575 and zero shares for the six months ended June 30, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Note 2 – Acquisitions

Wolverine Bancorp, Inc.

On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.5228 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331, and the shares of Horizon common stock issued to Wolverine shareholders totaled 3,241,045. Based upon the October 16, 2017 closing price of $19.37 per share of Horizon common stock immediately prior to the effectiveness of the merger, less the consideration used to pay off Wolverine Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $93.8 million. The Company incurred approximately $1.9 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Lafayette Community Bancorp

On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and Horizon Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.8817 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,636,888. Based upon the August 31, 2017 closing price of $17.45 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million. The Company incurred approximately $1.7 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Assets			Liabilities
Cash and due from banks	$24,846		Deposits
Investment securities, available for sale	6		Non-interest bearing	$34,990
			NOW accounts	30,174
Loans			Savings and money market	53,663
Commercial	116,258		Certificates of deposit	32,520

Residential mortgage	12,761		Total deposits	151,347
Consumer	5,280

Total loans	134,299
Premises and equipment, net	7,818		Interest payable	42
FHLB stock	395		Other liabilities	990
Goodwill	15,408
Core deposit intangible	2,085
Interest receivable	338
Other assets	1,649

Total assets purchased	$186,844		Total liabilities assumed	$152,379

Common shares issued	$30,044	(1)
Cash paid	4,421

Total estimated purchase price	$34,465

(1)	This includes $955,000 of common shares previously held by Horizone.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The results of operations of Wolverine and Lafayette have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the three and six months ended June 30, 2017 as if the Wolverine and Lafayette acquisitions had occurred as of the beginning of the comparable prior reporting period, which was January 1, 2016.

	Three Months Ended	Six Months Ended
	June 30	June 30
	2017	2017
Summary of Operations:
Net Interest Income	$32,038	$62,164
Provision for Loan Losses	(1,090)	(1,337)

Net Interest Income after Provision for Loan Losses	33,128	63,501
Non-interest Income	8,662	16,565
Non-interest Expense	26,714	51,398

Income before Income Taxes	15,076	28,668
Income Tax Expense	4,549	8,412

Net Income	10,527	20,256

Net Income Available to Common Shareholders	$10,527	$20,256

Basic Earnings per Share	$0.32	$0.61
Diluted Earnings per Share	$0.31	$0.60

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Note 3 – Securities

The fair value of securities is as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$24,654	$—	$(435)	$24,219
State and municipal	136,732	300	(2,051)	134,981
Federal agency collateralized mortgage obligations	168,382	112	(4,360)	164,134
Federal agency mortgage-backed pools	203,593	28	(6,626)	196,995
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	5,725	145	(4)	5,866

Total available for sale investment securities	$539,086	$585	$(13,476)	$526,195

Held to maturity
State and municipal	$190,079	$1,610	$(4,309)	$187,380
Federal agency collateralized mortgage obligations	5,409	8	(157)	5,260
Federal agency mortgage-backed pools	14,279	55	(244)	14,090

Total held to maturity investment securities	$209,767	$1,673	$(4,710)	$206,730

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,277	$—	$(225)	$19,052
State and municipal	148,045	2,189	(670)	149,564
Federal agency collateralized mortgage obligations	132,871	45	(2,551)	130,365
Federal agency mortgage-backed pools	211,487	155	(2,985)	208,657
Private labeled mortgage-backed pools	1,650	—	(8)	1,642
Corporate notes	272	113	—	385

Total available for sale investment securities	$513,602	$2,502	$(6,439)	$509,665

Held to maturity
State and municipal	$179,836	$3,493	$(2,932)	$180,397
Federal agency collateralized mortgage obligations	5,734	17	(69)	5,682
Federal agency mortgage-backed pools	14,878	216	(88)	15,006

Total held to maturity investment securities	$200,448	$3,726	$(3,089)	$201,085

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2018, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2018.

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$10,054	$10,013	$13,347	$13,326
One to five years	29,238	28,739	40,468	40,193
Five to ten years	80,973	79,937	50,473	51,156
After ten years	46,846	46,377	63,306	64,326

	167,111	165,066	167,594	169,001
Federal agency collateralized mortgage obligations	168,382	164,134	132,871	130,365
Federal agency mortgage-backed pools	203,593	196,995	211,487	208,657
Private labeled mortgage-backed pools	—	—	1,650	1,642

Total available for sale investment securities	$539,086	$526,195	$513,602	$509,665

Held to maturity
Within one year	$5,578	$5,546	$1,948	$1,934
One to five years	43,825	44,383	40,603	41,531
Five to ten years	103,804	103,252	89,801	91,249
After ten years	36,872	34,199	47,484	45,683

	190,079	187,380	179,836	180,397
Federal agency collateralized mortgage obligations	5,409	5,260	5,734	5,682
Federal agency mortgage-backed pools	14,279	14,090	14,878	15,006

Total held to maturity investment securities	$209,767	$206,730	$200,448	$201,085

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury and federal agencies	$20,387	$(352)	$3,832	$(83)	$24,219	$(435)
State and municipal	149,412	(4,495)	37,546	(1,865)	186,958	(6,360)
Federal agency collateralized mortgage obligations	67,216	(1,507)	67,923	(3,010)	135,139	(4,517)
Federal agency mortgage-backed pools	119,369	(3,073)	84,772	(3,797)	204,141	(6,870)
Private labeled mortgage-backed pools	—	—	—	—	—	—
Corporate notes	971	(4)	—	—	971	(4)

Total temporarily impaired securities	$357,355	$(9,431)	$194,073	$(8,755)	$551,428	$(18,186)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury and federal agencies	$15,882	$(180)	$2,870	$(45)	$18,752	$(225)
State and municipal	54,312	(2,758)	30,691	(844)	85,003	(3,602)
Federal agency collateralized mortgage obligations	54,006	(589)	73,462	(2,031)	127,468	(2,620)
Federal agency mortgage-backed pools	103,926	(1,019)	86,846	(2,054)	190,772	(3,073)
Private labeled mortgage-backed pools	1,642	(8)	—	—	1,642	(8)

Total temporarily impaired securities	$229,768	$(4,554)	$193,869	$(4,974)	$423,637	$(9,528)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Sales of securities available for sale
Proceeds	$—	$3,013	$9,836	$5,103
Gross gains	—	110	37	145
Gross losses	—	(113)	(26)	(113)

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	June 30	December 31
	2018	2017
Commercial
Working capital and equipment	$744,842	$720,477
Real estate, including agriculture	857,336	880,861
Tax exempt	36,857	36,324
Other	33,963	32,066

Total	1,672,998	1,669,728
Real estate
1-4 family	627,137	599,217
Other	7,499	7,543

Total	634,636	606,760
Consumer
Auto	289,361	244,003
Recreation	13,158	8,728
Real estate/home improvement	38,096	37,052
Home equity	161,047	165,240
Unsecured	3,996	3,479
Other	2,208	2,497

Total	507,866	460,999
Mortgage warehouse	109,016	94,508

Total loans	2,924,516	2,831,995
Allowance for loan losses	(17,071)	(16,394)

Loans, net	$2,907,445	$2,815,601

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

	June 30, 2018
	Loan Balance	Interest Due	Deferred Fees/ (Costs)	Recorded Investment
Owner occupied real estate	$591,273	$1,446	$2,000	$594,719
Non-owner occupied real estate	678,913	980	2,100	681,993
Residential spec homes	11,614	27	45	11,686
Development & spec land	34,384	97	28	34,509
Commercial and industrial	352,213	2,573	428	355,214

Total commercial	1,668,397	5,123	4,601	1,678,121
Residential mortgage	610,871	1,827	2,180	614,878
Residential construction	21,585	40	—	21,625
Mortgage warehouse	109,016	480	—	109,496

Total real estate	741,472	2,347	2,180	745,999
Direct installment	39,065	103	(576)	38,592
Indirect installment	276,317	607	—	276,924
Home equity	194,637	883	(1,577)	193,943

Total consumer	510,019	1,593	(2,153)	509,459

Total loans	2,919,888	9,063	4,628	2,933,579
Allowance for loan losses	(17,071)	—	—	(17,071)

Net loans	$2,902,817	$9,063	$4,628	$2,916,508

	December 31, 2017
	Loan Balance	Interest Due	Deferred Fees/ (Costs)	Recorded Investment
Owner occupied real estate	$571,982	$1,511	$1,917	$575,410
Non-owner occupied real estate	678,945	1,138	2,478	682,561
Residential spec homes	16,431	63	80	16,574
Development & spec land	48,838	117	579	49,534
Commercial and industrial	347,871	2,572	607	351,050

Total commercial	1,664,067	5,401	5,661	1,675,129
Residential mortgage	588,358	1,776	2,375	592,509
Residential construction	16,027	39	—	16,066
Mortgage warehouse	94,508	480	—	94,988

Total real estate	698,893	2,295	2,375	703,563
Direct installment	37,841	113	(552)	37,402
Indirect installment	227,323	528	168	228,019
Home equity	197,578	889	(1,359)	197,108

Total consumer	462,742	1,530	(1,743)	462,529

Total loans	2,825,702	9,226	6,293	2,841,221
Allowance for loan losses	(16,394)	—	—	(16,394)

Net loans	$2,809,308	$9,226	$6,293	$2,824,827

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	June 30, 2018
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$254	$193	$—	$447	$—	$447
Summit	3,301	592	—	3,893	—	3,893
Peoples	296	112	—	408	—	408
Kosciusko	791	207	—	998	—	998
LaPorte	855	974	30	1,859	—	1,859
Lafayette	3,481	—	—	3,481	—	3,481
Wolverine	10,020	—	—	10,020	—	10,020

Total	$18,998	$2,078	$30	$21,106	$—	$21,106

	December 31, 2017
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$390	$229	$—	$619	$—	$619
Summit	3,653	870	—	4,523	—	4,523
Peoples	315	126	—	441	—	441
Kosciusko	838	403	—	1,241	—	1,241
LaPorte	1,034	1,004	33	2,071	—	2,071
Lafayette	4,271	—	—	4,271	—	4,271
Wolverine	16,697	—	—	16,697	—	16,697

Total	$27,198	$2,632	$33	$29,863	$—	$29,863

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accretable yield, or income expected to be collected for the six months ended June 30, is as follows:

	Six Months Ended June 30, 2018
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$452	$—	$(68)	$—	$(193)	$191
Summit	147	—	(34)	—	(6)	107
Kosciusko	386	—	(40)	—	—	346
LaPorte	980	—	(75)	—	(7)	898
Lafayette	933	—	(176)	—	(2)	755
Wolverine	2,267	—	(538)	—	(680)	1,049

Total	$5,165	$—	$(931)	$—	$(888)	$3,346

	Six Months Ended June 30, 2017
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$557	$—	$(67)	$—	$(6)	$484
Summit	502	—	(182)	—	(2)	318
Peoples	389	—	(388)	—	(1)	—
Kosciusko	530	—	(58)	—	(18)	454
LaPorte	1,479	—	(150)	—	(153)	1,176

Total	$3,457	$—	$(845)	$—	$(180)	$2,432

During the six months ended June 30, 2018 and 2017 the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $0 and $71,000, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$16,474	$15,054	$16,394	$14,837
Loans charged-off:
Commercial
Owner occupied real estate	—	—	13	—
Non-owner occupied real estate	—	—	—	—
Residential spec homes	—	—	—	—
Development & spec land	—	1	—	1
Commercial and industrial	—	254	—	259

Total commercial	—	255	13	260
Real estate
Residential mortgage	3	1	15	52
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	3	1	15	52
Consumer
Direct installment	49	9	104	29
Indirect installment	365	323	870	608
Home equity	—	21	131	71

Total consumer	414	353	1,105	708

Total loans charged-off	417	609	1,133	1,020
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	—	1	12	1
Non-owner occupied real estate	12	3	17	25
Residential spec homes	2	2	4	4
Development & spec land	—	—	—	—
Commercial and industrial	26	30	58	141

Total commercial	40	36	91	171
Real estate
Residential mortgage	5	9	11	22
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	5	9	11	22
Consumer
Direct installment	21	16	32	32
Indirect installment	132	152	271	265
Home equity	181	39	203	60

Total consumer	334	207	506	357

Total loan recoveries	379	252	608	550

Net loans charged-off	38	357	525	470

Provision charged to operating expense
Commercial	985	41	(306)	928
Real estate	(117)	93	(369)	(474)
Consumer	(233)	196	1,877	206

Total provision charged to operating expense	635	330	1,202	660

Balance at the end of the period	$17,071	$15,027	$17,071	$15,027

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Certain loans are individually evaluated for impairment, and the Company’s general practice is to proactively charge down impaired loans to the fair value of the underlying collateral, which is the appraised value less estimated selling costs.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	June 30, 2018
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$—	$—	$—	$184
Collectively evaluated for impairment	8,681	1,761	1,084	5,361	16,887
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$8,865	$1,761	$1,084	$5,361	$17,071

Loans:
Individually evaluated for impairment	$8,999	$—	$—	$—	$8,999
Collectively evaluated for impairment	1,669,122	636,503	109,496	509,459	2,924,580
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,678,121	$636,503	$109,496	$509,459	$2,933,579

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$—	$—	$—	$184
Collectively evaluated for impairment	8,909	2,188	1,030	4,083	16,210
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$9,093	$2,188	$1,030	$4,083	$16,394

Loans:
Individually evaluated for impairment	$7,187	$—	$—	$—	$7,187
Collectively evaluated for impairment	1,667,942	608,575	94,988	462,529	2,834,034
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,675,129	$608,575	$94,988	$462,529	$2,841,221

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	June 30, 2018
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$5,629	$—	$—	$—	$5,629
Non-owner occupied real estate	1,038	—	305	—	1,343
Residential spec homes	—	—	—	—	—
Development & spec land	72	—	—	—	72
Commercial and industrial	1,943	—	—	—	1,943

Total commercial	8,682	—	305	—	8,987
Real estate
Residential mortgage	1,823	11	440	1,641	3,915
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	1,823	11	440	1,641	3,915
Consumer
Direct installment	54	—	—	—	54
Direct installment purchased	—	—	—	—	—
Indirect installment	619	38	—	—	657
Home equity	1,377	—	149	270	1,796

Total consumer	2,050	38	149	270	2,507

Total	$12,555	$49	$894	$1,911	$15,409

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Included in the $12.6 million of non-accrual loans and the $894,000 of non-performing TDRs at June 30, 2018 were $2.0 million and $0, respectively, of loans acquired for which accretable yield was recognized.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2018, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2018, the Company had $2.8 million in TDRs and $1.9 million were performing according to the restructured terms and $32,000 in TDRs were returned to accrual status during the first six months of 2018. There were $70,000 specific reserves allocated to TDRs at June 30, 2018 based on the discounted cash flows or when appropriate the fair value of the collateral.

The following table presents commercial loans individually evaluated for impairment by class of loan:

	June 30, 2018
				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,765	$4,762	$—	$5,271	$59	$5,303	$96
Non-owner occupied real estate	1,344	1,360	—	1,591	5	1,559	10
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	72	70	—	71	—	73	—
Commercial and industrial	1,943	1,943	—	1,916	7	1,886	7

Total commercial	8,124	8,135	—	8,849	71	8,821	113
With an allowance recorded
Commercial
Owner occupied real estate	864	864	184	871	—	885	—
Non-owner occupied real estate	—	—	—	—	—	—	—
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	864	864	184	871	—	885	—

Total	$8,988	$8,999	$184	$9,720	$71	$9,706	$113

	June 30, 2017
				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,591	$1,592	$—	$1,538	$22	$1,233	$22
Non-owner occupied real estate	467	467	—	471	2	432	2
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	107	107	—	230	—	234	—
Commercial and industrial	1,474	1,474	—	1,023	16	619	16

Total commercial	3,639	3,640	—	3,262	40	2,518	40
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non-owner occupied real estate	—	—	—	—	—	—	—
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	—	—	—	—	—	—	—

Total	$3,639	$3,640	$—	$3,262	$40	$2,518	$40

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$897	$138	$—	$1,035	$590,238	$591,273
Non-owner occupied real estate	42	895	—	937	677,976	678,913
Residential spec homes	—	—	—	—	11,614	11,614
Development & spec land	—	—	—	—	34,384	34,384
Commercial and industrial	175	966	—	1,141	351,072	352,213

Total commercial	1,114	1,999	—	3,113	1,665,284	1,668,397
Real estate
Residential mortgage	822	302	11	1,135	609,736	610,871
Residential construction	—	—	—	—	21,585	21,585
Mortgage warehouse	—	—	—	—	109,016	109,016

Total real estate	822	302	11	1,135	740,337	741,472
Consumer
Direct installment	78	26	—	104	38,961	39,065
Indirect installment	1,513	256	38	1,807	274,510	276,317
Home equity	451	30	—	481	194,156	194,637

Total consumer	2,042	312	38	2,392	507,627	510,019

Total	$3,978	$2,613	$49	$6,640	$2,913,248	$2,919,888

Percentage of total loans	0.14%	0.09%	0.00%	0.23%	99.77%

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$1,613	$1,950	$—	$3,563	$568,419	$571,982
Non-owner occupied real estate	512	122	—	634	678,311	678,945
Residential spec homes	—	—	—	—	16,431	16,431
Development & spec land	31	—	—	31	48,807	48,838
Commercial and industrial	520	1	—	521	347,350	347,871

Total commercial	2,676	2,073	—	4,749	1,659,318	1,664,067
Real estate
Residential mortgage	1,248	49	—	1,297	587,061	588,358
Residential construction	63	—	—	63	15,964	16,027
Mortgage warehouse	—	—	—	—	94,508	94,508

Total real estate	1,311	49	—	1,360	697,533	698,893
Consumer
Direct installment	78	10	—	88	37,753	37,841
Indirect installment	1,859	244	167	2,270	225,053	227,323
Home equity	502	527	—	1,029	196,549	197,578

Total consumer	2,439	781	167	3,387	459,355	462,742

Total	$6,426	$2,903	$167	$9,496	$2,816,206	$2,825,702

Percentage of total loans	0.23%	0.10%	0.01%	0.34%	99.66%

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

•

Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material change to the CCBO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCBO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCBO, however, lenders must present their factual information to either the Loan Committee or the CCBO when recommending an upgrade.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Risk Grade 4W Management Watch:

Loans in this category are considered to be of acceptable quality, but with above normal risk. Borrower displays potential indicators of weakness in the primary source of repayment resulting in a higher reliance on secondary sources of repayment. Balance sheet may exhibit weak liquidity and/or high leverage. There is inconsistent earnings performance without the ability to sustain adverse economic conditions. Borrower may be operating in a declining industry or the property type, as for a commercial real estate loan, may be unstablized, high risk or in decline. These loans require an increased level of loan officer supervision and monitoring to assure that any deterioration is addressed in a timely fashion.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The following table presents loans by credit grades.

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$569,089	$5,772	$16,412	$—	$591,273
Non-owner occupied real estate	667,031	5,888	5,994	—	678,913
Residential spec homes	11,614	—	—	—	11,614
Development & spec land	34,168	144	72	—	34,384
Commercial and industrial	335,442	4,719	12,052	—	352,213

Total commercial	1,617,344	16,523	34,530	—	1,668,397
Real estate
Residential mortgage	606,967	—	3,904	—	610,871
Residential construction	21,585	—	—	—	21,585
Mortgage warehouse	109,016	—	—	—	109,016

Total real estate	737,568	—	3,904	—	741,472
Consumer
Direct installment	39,011	—	54	—	39,065
Indirect installment	275,660	—	657	—	276,317
Home equity	192,841	—	1,796	—	194,637

Total consumer	507,512	—	2,507	—	510,019

Total	$2,862,424	$16,523	$40,941	$—	$2,919,888

Percentage of total loans	98.03%	0.57%	1.40%	0.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The following table shows repurchase agreements accounted for as secured borrowings:

	June 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$43,702	$—	$—	$—	$—	$—	$43,702
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$34,344	$—	$—	$—	$—	$—	$34,344
Federal agency mortgage-backed pools	31,208	—	—	—	—	—	31,208

Total	$65,552	$—	$—	$—	$—	$—	$65,552

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 9 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.81% on a notional amount of $30.5 million at June 30, 2018 and December 31, 2017. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at June 30, 2018 and December 31, 2017. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2018, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2018, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $155.7 million at June 30, 2018 and $154.6 million at December 31, 2017.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2018, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	June 30, 2018		June 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Other liabilities	$3,579
Interest rate contracts	Other Assets	3,579	Other liabilities	969

Total derivatives desginated as hedging instruments		3,579		4,548

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	257	Other liabilities	4

Total derivatives not designated as hedging instruments		257		4

Total derivatives		$3,836		$4,552

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Other liabilities	$811
Interest rate contracts	Other Assets	811	Other liabilities	1,728

Total derivatives desginated as hedging instruments		811		2,539

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	143	Other liabilities	3

Total derivatives not designated as hedging instruments		143		3

Total derivatives		$954		$2,542

The effect of the derivative instruments on the condensed consolidated statements of income for the three and six-month periods ending June 30 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Derivatives in cash flow hedging relationship
Interest rate contracts	$279	$30	$879	$290

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$2,768	$679	$574	$426
Interest rate contracts	Interest income - loans	(2,768)	(679)	(574)	(426)

Total		$—	$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$112	$(153)	$195	$(212)

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$24,219	$—	$24,219	$—
State and municipal	134,981	—	134,981	—
Federal agency collateralized mortgage obligations	164,134	—	164,134	—
Federal agency mortgage-backed pools	196,995	—	196,995	—
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	5,866	—	5,866	—

Total available for sale securities	526,195	—	526,195	—
Hedged loans	155,742	—	155,742	—
Forward sale commitments	344	—	344	—
Interest rate swap agreements	3,939	—	3,939	—
Commitments to originate loans	(21)	—	(21)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$19,052	$—	$19,052	$—
State and municipal	149,564	—	149,564	—
Federal agency collateralized mortgage obligations	130,365	—	130,365	—
Federal agency mortgage-backed pools	208,657	—	208,657	—
Private labeled mortgage-backed pools	1,642	—	1,642	—
Corporate notes	385	—	385	—

Total available for sale securities	509,665	—	509,665	—
Hedged loans	154,575	—	154,575	—
Forward sale commitments	143	—	143	—
Interest rate swap agreements	(917)	—	(917)	—
Commitments to originate loans	(3)	—	(3)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

Non-interest Income	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total gains and losses from:
Hedged loans	$976	$679	$3,744	$426
Fair value interest rate swap agreements	(976)	(679)	(3,744)	(426)
Derivative loan commitments	71	(153)	183	(212)

	$71	$(153)	$183	$(212)

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Impaired loans	$8,804	$—	$—	$8,804
Mortgage servicing rights	11,670	—	—	11,670
December 31, 2017
Impaired loans	$6,957	$—	$—	$6,957
Mortgage servicing rights	11,602	—	—	11,602

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $24,000 during the first six months of 2018 and decreased by $23,000 during the first six months of 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring Level 3 fair value measurements, other than goodwill.

	June 30, 2018
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$8,804	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-54.8% (2.0%)
Mortgage servicing rights	11,670	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.3%-11.3% (10.3%), 8.3%-16.5% (8.6%), 0.1%-1.7% (0.6%)

	December 31, 2017
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$6,957	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-46.8% (2.6%)
Mortgage servicing rights	11,602	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	9.6%-10.8% (9.7%), 9.2%-27.7% (10.5%), 0%-1.5% (0.2%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2018 and December 31, 2017. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

Net Loans — At June 30, 2018, the fair value of net loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed at December 31, 2017, which were based on an entrance price basis. At December 31, 2017, the fair value of portfolio loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

	June 30, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$69,018	$69,018	$—	$—
Investment securities, held to maturity	209,767	—	206,730	—
Loans held for sale	3,000	—	—	3,000
Loans (excluding loan level hedges), net	2,751,703	—	—	2,585,501
Stock in FHLB	18,105	—	18,105	—
Interest receivable	12,993	—	12,993	—
Liabilities
Non-interest bearing deposits	$615,018	$615,018	$—	$—
Interest bearing deposits	2,401,145	—	2,263,817	—
Borrowings	524,846	—	520,701	—
Subordinated debentures	37,745	—	35,682	—
Interest payable	1,441	—	1,441	—

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$76,441	$76,441	$—	$—
Investment securities, held to maturity	200,448	—	201,085	—
Loans held for sale	3,094	—	—	3,094
Loans (excluding loan level hedges), net	2,661,026	—	—	2,585,879
Stock in FHLB	18,105	—	18,105	—
Interest receivable	16,244	—	16,244	—
Liabilities
Non-interest bearing deposits	$601,805	$601,805	$—	$—
Interest bearing deposits	2,279,198	—	2,156,487	—
Borrowings	564,157	—	560,057	—
Subordinated debentures	37,653	—	35,994	—
Interest payable	886	—	886	—

Note 12 – Accumulated Other Comprehensive Income

	June 30	December 31
	2018	2017
Unrealized loss on securities available for sale	$(12,891)	$(3,937)
Unamortized gain on securities held to maturity, previously transferred from AFS	102	200
Unrealized loss on derivative instruments	(615)	(1,728)
Tax effect	2,817	1,914

Total accumulated other comprehensive loss	$(10,587)	$(3,551)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For June 30, 2018, Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of June 30, 2018 and December 31, 2017, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2018 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of June 30, 2018 and December 31, 2017 were as follows:

	Actual		Required for Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total capital[1] (to risk-weighted assets)
Consolidated	$403,480	13.07%	246,952	8.00%	285,539	9.25%	N/A	N/A
Bank	392,814	12.77%	246,109	8.00%	284,563	9.25%	$307,636	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	386,409	12.52%	185,214	6.00%	223,800	7.25%	N/A	N/A
Bank	375,684	12.21%	184,581	6.00%	223,035	7.25%	246,108	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	347,946	11.27%	138,910	4.50%	177,497	5.75%	N/A	N/A
Bank	375,684	12.21%	138,436	4.50%	176,890	5.75%	199,963	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	386,409	9.94%	155,556	4.00%	155,556	4.00%	N/A	N/A
Bank	375,684	9.65%	155,805	4.00%	155,805	4.00%	194,756	5.00%
December 31, 2017
Total capital[1] (to risk-weighted assets)
Consolidated	$384,800	12.91%	$238,543	8.00%	$275,816	9.25%	N/A	N/A
Bank	382,788	12.85%	238,386	8.00%	275,634	9.25%	$297,982	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	368,355	12.35%	178,907	6.00%	216,180	7.25%	N/A	N/A
Bank	366,343	12.29%	178,790	6.00%	216,038	7.25%	238,386	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	329,892	11.06%	134,181	4.50%	171,454	5.75%	N/A	N/A
Bank	366,343	12.29%	134,092	4.50%	171,340	5.75%	193,689	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	368,355	9.92%	148,503	4.00%	148,503	4.00%	N/A	N/A
Bank	366,343	9.89%	148,116	4.00%	148,116	4.00%	185,145	5.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp, Inc. (“Horizon” or the “Company”) and Horizon Bank (the “Bank”). Horizon intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Statements in this report should be considered in conjunction with the other information available about Horizon, including the information in the other filings we make with the Securities and Exchange Commission. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “expect,” “estimate,” “project,” “intend,” “plan,” “believe,” “could,” “will” and similar expressions in connection with any discussion of future operating or financial performance. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

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

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central regions of Indiana and the Southern, Central and Great Lakes Bay regions of Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was originally chartered as a national banking association in 1873 and has operated continuously since that time and converted to an Indiana state-chartered bank effective on June 23, 2017. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Upon approval of a name change by Horizon’s shareholders at the annual meeting on May 3, 2018, Horizon’s full corporate name became “Horizon Bancorp, Inc.”

On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally-chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.5228 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331 and the shares of Horizon common stock issued to Wolverine shareholders totaled 3,241,045. Based upon the October 16, 2017 closing price of $19.37 per share of Horizon common stock immediately prior to the effectiveness of the merger, less the consideration used to pay off Wolverine Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $93.8 million.

On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and Horizon Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.8817 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,636,888. Based upon the August 31, 2017 closing price of $17.45 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

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

Following are some highlights of Horizon’s financial performance through the first six months of 2018:

•

Net income for the quarter ended June 30, 2018 was $14.1 million, or $0.37 diluted earnings per share, compared to $9.1 million, or $0.27 diluted earnings per share, for the quarter ended June 30, 2017 resulting in a 37.0% increase in diluted earnings per share. This represents the highest quarterly net income and diluted earnings per share in the Company’s 145-year history.

•

Net income for the first six months of 2018 was $26.9 million, or $0.70 diluted earnings per share, compared to $17.3 million, or $0.51 diluted earnings per share, for the first six months of 2017 resulting in a 37.3% increase in diluted earnings per share. This represents the highest year-to-date net income and diluted earnings per share as of June 30th in the Company’s 145-year history.

•

Return on average assets was 1.41% for the second quarter of 2018 compared to 1.12% for the second quarter of 2017. Return on average assets for the first six months of 2018 was 1.36% compared to 1.10% for the first six months of 2017.

•

Return on average equity was 12.15% for the second quarter of 2018 compared to 10.24% for the second quarter of 2017. Return on average equity was 11.72% for the first six months of 2018 compared to 9.96% for the first six months of 2017.

•	Total loans increased by an annualized rate of 6.6%, or $92.4 million, during the first six months of 2018.

•	Consumer loans increased by an annualized rate of 20.5%, or $46.9 million, during the first six months of 2018.

•	Residential mortgage loans increased by an annualized rate of 9.3%, or $27.9 million, during the first six months of 2018.

•	Total deposits increased by an annualized rate of 9.5%, or $135.2 million, during the first six months of 2018.

•

Net interest income increased $6.4 million, or 23.4%, to $33.6 million for the three months ended June 30, 2018 compared to $27.2 million for the three months ended June 30, 2017. Net interest income increased $14.2 million, or 26.9%, to $67.0 million for the six months ended June 30, 2018 compared to $52.8 million for the six months ended June 30, 2017.

•

Net interest margin was 3.78% for the three months ended June 30, 2018 compared to 3.84% for the three months ended June 30, 2017. Net interest margin for the six months ended June 30, 2018 and 2017 was 3.81%.

•

Horizon’s tangible book value per share increased to $8.84 at June 30, 2018 compared to $8.48 and $8.13 at December 31, 2017 and June 30, 2017, respectively. This represents the highest tangible book value per share in the Company’s 145-year history.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2017 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2018, Horizon had core deposit intangibles of $11.4 million subject to amortization and $119.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 30, 2018 was $20.69 per share compared to a book value of $12.27 per common share.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

Financial Condition

On June 30, 2018, Horizon’s total assets were $4.077 billion, an increase of approximately $112.3 million compared to December 31, 2017. The increase was primarily in net loans of $91.8 million, other assets of $6.2 million and investment securities available for sale and held to maturity of $16.5 million and $9.3 million, respectively, which were offset by decreases in cash and due from banks of $7.4 million and interest receivable of $3.3 million.

Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$24,654	$24,219	$19,277	$19,052
State and municipal	136,732	134,981	148,045	149,564
Federal agency collateralized mortgage obligations	168,382	164,134	132,871	130,365
Federal agency mortgage-backed pools	203,593	196,995	211,487	208,657
Private labeled mortgage-backed pools	—	—	1,650	1,642
Corporate notes	5,725	5,866	272	385

Total available for sale investment securities	$539,086	$526,195	$513,602	$509,665

Held to maturity
State and municipal	$190,079	$187,380	$179,836	$180,397
Federal agency collateralized mortgage obligations	5,409	5,260	5,734	5,682
Federal agency mortgage-backed pools	14,279	14,090	14,878	15,006

Total held to maturity investment securities	$209,767	$206,730	$200,448	$201,085

Total loans increased $92.4 million since December 31, 2017 to $2.928 billion as of June 30, 2018. This increase was the result of an increase in consumer loans of $46.9 million, residential mortgage loans of $27.9 million, mortgage warehouse loans of $14.5 million and commercial loans of $3.3 million, offset by a decrease in loans held for sale of $94,000. The growth markets of Fort Wayne, Grand Rapids, Indianapolis and Kalamazoo contributed total loan growth of $34.3 million during the first six months of 2018. Our experienced consumer loan team and increased focus on the consumer portfolio have been the main drivers for the increase in consumer loans.

Total deposits increased $135.2 million since December 31, 2017 to $3.016 billion as of June 30, 2018. Non-interest bearing transaction accounts and time deposits increased $13.2 million and $189.4 million, respectively, during the six months ended June 30, 2018 which was offset by a decrease in interest-bearing deposits of $67.5 million.

The Company decreased total borrowings from $564.2 million as of December 31, 2017 to $524.8 million as of June 30, 2018. At June 30, 2018, the Company had $366.4 million in short-term funds borrowed compared to $392.3 million at December 31, 2017. The decrease in borrowings was primarily due to the increase in deposits of $135.2 million from December 31, 2017.

Stockholders’ equity totaled $470.5 million at June 30, 2018 compared to $457.1 million at December 31, 2017. The increase in stockholders’ equity during the period was due to the generation of net income, net of dividends declared and a decrease in accumulated other comprehensive income. At June 30, 2018, the ratio of average stockholders’ equity to average assets was 11.60% compared to 11.70% at December 31, 2017. Book value per common share at June 30, 2018 increased to $12.27 compared to $11.93 at December 31, 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

Results of Operations

Overview

Consolidated net income for the three-month period ended June 30, 2018 was $14.1 million compared to $9.1 million for the same period in 2017. Earnings per common share for the three months ended June 30, 2018 were $0.37 basic and diluted, compared to $0.27 basic and diluted for the same three-month period in the previous year. The increase in net income and earnings per share from the previous year reflects increases in net interest income of $6.4 million and non-interest income of $720,000, partially offset by increases in provision for loan losses of $305,000 and non-interest expense of $2.5 million. Non-interest expense increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing, loan expense, other losses and other expense. Excluding loss on sale of investment securities, death benefit on bank owned life insurance and purchase accounting adjustments, net income for the second quarter of 2018 was $12.7 million or $0.33 diluted earnings per share compared to $8.6 million or $0.26 diluted earnings per share in the same period of 2017.

Consolidated net income for the six-month period ended June 30, 2018 was $26.9 million compared to $17.3 million for the same period of 2017. Earnings per common share for the six months ended June 30, 2018 were $0.70 basic and diluted, compared to $0.52 basic and $0.51 diluted for the same six-month period in the previous year. The increase in net income and earnings per share from the previous year reflects increases in net interest income of $14.2 million and non-interest income of $1.5 million, partially offset by increases in provision for loan losses of $542,000 and non-interest expense of $6.8 million. Non-interest expense increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing, loan expense, other losses and other expense. Excluding acquisition-related expenses, gains on sale of investment securities, death benefit on bank owned life insurance and purchase accounting adjustments, net income for the six months ended June 30, 2018 was $23.9 million or $0.62 diluted earnings per share compared to $16.1 million or $0.47 diluted earnings per share in the same period of 2017.

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

Net interest income during the three months ended June 30, 2018 was $33.6 million, an increase of $6.4 million from the $27.2 million earned during the same period in 2017. Yields on the Company’s interest-earning assets increased by 24 basis points to 4.57% for the three months ending June 30, 2018 from 4.33% for the three months ended June 30, 2017. Interest income increased $9.9 million from $30.8 million for the three months ended June 30, 2017 to $40.7 million for the same period in 2018. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $1.6 million for the three months ending June 30, 2018 compared to $939,000 for the same period of 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$3,367	$15	1.79%	$1,728	$6	1.39%
Interest-earning deposits	25,946	107	1.65%	27,677	83	1.20%
Investment securities - taxable	416,182	2,441	2.35%	423,815	2,155	2.04%
Investment securities - non-taxable(1)	307,219	1,870	3.15%	290,494	1,766	3.40%
Loans receivable(2)(3)	2,886,087	36,308	5.08%	2,199,913	26,795	4.94%

Total interest-earning assets(1)	3,638,801	40,741	4.57%	2,943,627	30,805	4.33%
Non-interest-earning assets
Cash and due from banks	44,213			42,331
Allowance for loan losses	(16,617)			(15,131)
Other assets	351,154			279,024

Total average assets	$4,017,551			$3,249,851

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,403,780	$3,920	0.65%	$1,980,025	$1,721	0.35%
Borrowings	489,608	2,679	2.19%	359,462	1,338	1.49%
Subordinated debentures	36,525	592	6.50%	36,340	548	6.05%

Total interest-bearing liabilities	2,929,913	7,191	0.98%	2,375,827	3,607	0.61%
Non-interest-bearing liabilities
Demand deposits	605,188			499,446
Accrued interest payable and other liabilities	16,482			19,143
Stockholders’ equity	465,968			355,435

Total average liabilities and stockholders’ equity	$4,017,551			$3,249,851

Net interest income/spread		$33,550	3.59%		$27,198	3.73%

Net interest income as a percent of average interest-earning assets(1)			3.78%			3.84%

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

Rates paid on interest-bearing liabilities increased by 37 basis points for the three-month period ended June 30, 2018 compared to the same period in 2017 due to increases in the cost of interest-bearing deposits and borrowings. Interest expense increased $3.6 million compared to the three-month period ended June 30, 2017 to $7.2 million for the same period in 2018. This increase was due to higher average balances of interest-bearing deposits and borrowings in addition to the higher rates paid on both. Average balances of interest-bearing deposits increased $423.8 million and were due to the acquisitions of Lafayette and Wolverine during the third and fourth quarters of 2017, as well as organic growth during the first six months of 2018.

The net interest margin decreased 6 basis points from 3.84% for the three-month period ended June 30, 2017 to 3.78% for the same period in 2018. The decrease in the margin for the three-month period ended June 30, 2018 compared to the same period in 2017 was due to an increase in the cost of interest-bearing liabilities and the impact of the lower income tax rate on non-taxable interest-earning assets, offset by an increase in the yield of taxable interest-earning assets.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.60% for the three-month period ending June 30, 2018 compared to 3.71% for the same period in 2017.

Net interest income during the six months ended June 30, 2018 was $67.0 million, an increase of $14.2 million from the $52.8 million earned during the same period in 2017. Yields on the Company’s interest-earning assets increased by 26 basis points to 4.55% for the six months ending June 30, 2018 from 4.29% for the six months ended June 30, 2017. Interest income increased $20.5 million from $59.6 million for the six months ended June 30, 2017 to $80.2 million for the same period in 2018. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $3.7 million for the six months ending June 30, 2018 compared to $2.0 million for the same period of 2017.

The following are the average balance sheets for the six months ending (dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$3,560	$29	1.64%	$2,377	$11	0.93%
Interest-earning deposits	24,749	197	1.61%	26,220	152	1.17%
Investment securities - taxable	409,669	4,767	2.35%	411,417	4,487	2.20%
Investment securities - non-taxable(1)	307,462	3,735	3.13%	280,563	3,403	3.40%
Loans receivable(2)(3)	2,855,236	71,439	5.05%	2,150,307	51,586	4.85%

Total interest-earning assets(1)	3,600,676	80,167	4.55%	2,870,884	59,639	4.29%
Non-interest-earning assets
Cash and due from banks	43,984			41,788
Allowance for loan losses	(16,480)			(15,035)
Other assets	352,684			279,497

Total average assets	$3,980,864			$3,177,134

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,354,578	$6,791	0.58%	$1,970,235	$3,474	0.36%
Borrowings	508,731	5,251	2.08%	305,116	2,275	1.50%
Subordinated debentures	37,695	1,164	6.23%	36,315	1,124	6.24%

Total interest-bearing liabilities	2,901,004	13,206	0.92%	2,311,666	6,873	0.60%
Non-interest-bearing liabilities
Demand deposits	600,214			495,262
Accrued interest payable and other liabilities	16,490			19,901
Stockholders’ equity	463,156			350,305

Total average liabilities and stockholders’ equity	$3,980,864			$3,177,134

Net interest income/spread		$66,961	3.64%		$52,766	3.69%

Net interest income as a percent of average interest-earning assets(1)			3.81%			3.81%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

Rates paid on interest-bearing liabilities increased by 32 basis points for the six-month period ended June 30, 2018 compared to the same period in 2017 due to increases in the cost of interest-bearing deposits and borrowings. Interest expense increased $6.3 million compared to the six-month period ended June 30, 2017 to $13.2 million for the same period in 2018. This increase was due to higher average balances of interest-bearing deposits and borrowings in addition to the higher rates paid on both. Average balances of interest-bearing deposits increased $384.3 million and were due to the acquisitions of Lafayette and Wolverine during the third and fourth quarters of 2017, as well as organic growth during the first six months of 2018.

The net interest margin remained at 3.81% for the six-month periods ended June 30, 2018 and 2017, respectively. The increase in the cost of interest-bearing liabilities and the impact of the lower income tax rate on non-taxable interest-earning assets was offset by an increase in the yield of taxable interest-earning assets when comparing the six-month periods ended June 30, 2017 and 2018. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.61% for the six-month period ending June 30, 2018 compared to 3.67% for the same period in 2017.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended June 30, 2018, a provision of $635,000 was required to adequately fund the ALLL compared to $330,000 for the same period of 2017. Commercial loan net charge-offs during the three-month period ended June 30, 2018 were negative $40,000, residential mortgage loan net charge-offs were negative $2,000 and consumer loan net charge-offs were $80,000. The increase in the provision for loan losses in the second quarter of 2018 compared to the same period of 2017 was due to additional general and non-specific allocations for loan growth in new markets, higher than anticipated growth of the indirect loan portfolio and an increase in allocation for other economic factors, including the potential of a recession. The ALLL balance at June 30, 2018 was $17.1 million or 0.58% of total loans. This compares to an ALLL balance of $16.4 million at December 31, 2017 or 0.58% of total loans.

For the six-month period ended June 30, 2018, the provision for loan losses totaled $1.2 million compared to $660,000 in the same period of 2017. The increase in the provision for loan losses was due to additional general and non-specific allocations for loan growth in new markets, higher than anticipated growth of the indirect loan portfolio and an increase in allocation for other economic factors, including the potential of a recession.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.75% as of June 30, 2018. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.08% as of June 30, 2018. The table below illustrates Horizon’s loan loss reserve ratio composition as of June 30, 2018.

Non-GAAP Allowance for Loan and Lease Loss Detail

As of June 30, 2018

(Dollars in Thousands, Unaudited)

	Pre-discount Loan Balance	Allowance for Loan Losses (ALLL)	Loan Discount	ALLL + Loan Discount	Loans, net	ALLL/ Pre-discount Loan Balance	Loan Discount/ Pre-discount Loan Balance	ALLL+Loan Discount/ Pre-discount Loan Balance
Horizon Legacy	$2,280,089	$17,071	N/A	$17,071	$2,263,018	0.75%	0.00%	0.75%
Heartland	10,290	—	725	725	9,565	0.00%	7.05%	7.05%
Summit	31,357	—	1,858	1,858	29,499	0.00%	5.93%	5.93%
Peoples	99,586	—	2,259	2,259	97,327	0.00%	2.27%	2.27%
Kosciusko	46,070	—	700	700	45,370	0.00%	1.52%	1.52%
LaPorte	108,429	—	3,283	3,283	105,146	0.00%	3.03%	3.03%
CNB	5,293	—	144	144	5,149	0.00%	2.72%	2.72%
Lafayette	112,352	—	2,036	2,036	110,316	0.00%	1.81%	1.81%
Wolverine	234,050	—	3,447	3,447	230,603	0.00%	1.47%	1.47%

Total	$2,927,516	$17,071	$14,452	$31,523	$2,895,993	0.58%	0.49%	1.08%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of June 30, 2018.

Non-performing loans totaled $15.4 million as of June 30, 2018, down from $16.4 million as of December 31, 2017. Non-performing real estate and consumer loans decreased by $1.8 million and $837,000, respectively, at June 30, 2018 compared to December 31, 2017. Non-performing commercial loans increased $1.6 million at June 30, 2018 compared to December 31, 2017.

Other Real Estate Owned (OREO) and repossessed assets totaled $3.0 million at June 30, 2018 compared to $838,000 on December 31, 2017 and $2.2 million on June 30, 2017. The majority of this increase was due to several bank owned properties acquired through acquisitions and listed for sale being re-classified to other real estate owned and recorded at fair value during the second quarter of 2018.

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
Non-interest Income	June 30 2018	June 30 2017	Amount Change	Percent Change
Service charges on deposit accounts	$1,907	$1,566	$341	21.8%
Wire transfer fees	180	178	2	1.1%
Interchange fees	1,555	1,382	173	12.5%
Fiduciary activities	1,818	1,943	(125)	-6.4%
Gain on sale of investment securities	—	(3)	3	-100.0%
Gain on sale of mortgage loans	1,896	2,054	(158)	-7.7%
Mortgage servicing net of impairment	511	359	152	42.3%
Increase in cash surrender value of bank owned life insurance	442	408	34	8.3%
Death benefit on bank owned life insurance	154	—	154	0.0%
Other income	469	325	144	44.3%

Total non-interest income	$8,932	$8,212	$720	8.8%

Total non-interest income was $720,000 higher during the second quarter of 2018 compared to the same period of 2017. Service charges on deposit accounts increased $341,000 and interchange fees increased by $173,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the second quarter of 2018 generated $1.9 million of income from the gain on sale of mortgage loans, down $158,000 from the same period in 2017. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $57.5 million in the second quarter of 2017 to $51.0 million in the same period of 2018. Total mortgage loan originations, including mortgage loans sold, decreased to $109.0 million for the second quarter of 2018 compared to $110.4 million for the second quarter of 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Six Months Ended
Non-interest Income	June 30 2018	June 30 2017	Amount Change	Percent Change
Service charges on deposit accounts	$3,795	$2,966	$829	28.0%
Wire transfer fees	330	328	2	0.6%
Interchange fees	2,883	2,558	325	12.7%
Fiduciary activities	3,743	3,865	(122)	-3.2%
Gain on sale of investment securities	11	32	(21)	-65.6%
Gain on sale of mortgage loans	3,319	3,968	(649)	-16.4%
Mortgage servicing net of impairment	860	806	54	6.7%
Increase in cash surrender value of bank owned life insurance	877	872	5	0.6%
Death benefit on bank owned life insurance	154	—	154	0.0%
Other income	1,278	376	902	239.9%

Total non-interest income	$17,250	$15,771	$1,479	9.4%

Total non-interest income was $1.5 million higher during the first six months of 2018 compared to the same period of 2017. Service charges on deposit accounts increased $829,000 and interchange fees increased by $325,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the first six months of 2018 generated $3.3 million of income from the gain on sale of mortgage loans, down $649,000 from the same period in 2017. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $107.5 million during the first six months of 2017 to $86.8 million during the same period of 2018. Total mortgage loan originations, including mortgage loans sold, increased to $181.3 million for the first six months of 2018 compared to $176.3 million for the same period of 2017.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
Non-interest Expense	June 30 2018	June 30 2017	Amount Change	Percent Change
Salaries	$10,043	$9,116	$927	10.2%
Commission and bonuses	1,509	1,389	120	8.6%
Employee benefits	2,257	1,961	296	15.1%
Net occupancy expenses	2,520	2,196	324	14.8%
Data processing	1,607	1,502	105	7.0%
Professional fees	376	535	(159)	-29.7%
Outside services and consultants	1,267	1,265	2	0.2%
Loan expense	1,525	1,250	275	22.0%
FDIC deposit insurance	345	243	102	42.0%
Other losses	269	78	191	244.9%
Other expenses	3,224	2,953	271	9.2%

Total non-interest expense	$24,942	$22,488	$2,454	10.9%

Total non-interest expense was $2.5 million higher in the second quarter of 2018 compared to the same period of 2017. The increase was primarily due to an increase in salaries and employee benefits of $1.3 million, net occupancy expenses of $324,000, loan expense of $275,000, other expenses of $271,000, other losses of $191,000, data processing of $105,000 and FDIC deposit insurance of $102,000. The increase in salaries and employee benefits, net occupancy expense, other expense, data processing and FDIC deposit insurance reflect overall company growth and the acquisitions of Lafayette Community Bancorp and Wolverine Bancorp, Inc. during the third and fourth quarters of

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

2017. Loan expense increased due to a higher level of loan originations and loan collection expenses when compared to the second quarter of 2017. Other losses increased primarily due to write-downs on other bank owned properties and an accrual for a potential loss on a fiduciary account recorded during the second quarter of 2018.

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Six Months Ended
Non-interest Expense	June 30 2018	June 30 2017	Amount Change	Percent Change
Salaries	$20,117	$17,622	$2,495	14.2%
Commission and bonuses	2,856	2,450	406	16.6%
Employee benefits	5,209	4,103	1,106	27.0%
Net occupancy expenses	5,486	4,648	838	18.0%
Data processing	3,303	2,809	494	17.6%
Professional fees	877	1,148	(271)	-23.6%
Outside services and consultants	2,531	2,487	44	1.8%
Loan expense	2,782	2,357	425	18.0%
FDIC deposit insurance	655	506	149	29.4%
Other losses	415	128	287	224.2%
Other expenses	6,548	5,751	797	13.9%

Total non-interest expense	$50,779	$44,009	$6,770	15.4%

Total non-interest expense was $6.8 million higher for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. The increase was primarily due to increases in salaries and employee benefits of $4.0 million, net occupancy expenses of $838,000, other expense of $797,000, data processing of $494,000 and loan expense of $425,000. The increase in salaries and employee benefits, net occupancy expense, other expense and data processing expense reflect overall company growth and recent acquisitions. Loan expense increased due to a higher level of loan originations and collection expenses during the six months ended June 30, 2018 when compared to the same period of 2017. Offsetting these increases was a decrease of $271,000 in professional fees primarily due to a lack of acquisition-related expenses in 2018.

Income Taxes

Income tax expense totaled $2.8 million for the second quarter of 2018, a decrease of $730,000 when compared to the second quarter of 2017. The decrease was primarily due to the impact of the new corporate tax rate which was signed into law at the end of 2017 reducing the effective federal tax rate from 35% to 21% and the benefits from the exercising of stock options. This decrease was offset by an increase in income before income taxes of $4.3 million when comparing the second quarter of 2018 to the same period of 2017.

Income tax expense totaled $5.3 million for the six months ended June 30, 2018, a decrease of $1.3 million when compared to the six months ended June 30, 2017. The decrease was primarily due to the impact of the new corporate tax rate which was signed into law at the end of 2017 reducing the effective federal tax rate from 35% to 21% and the benefits from the exercising of stock options. This decrease was offset by an increase in income before income taxes of $8.4 million when comparing the first six months of 2018 to the same period of 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2018, cash and cash equivalents decreased by approximately $7.4 million. At June 30, 2018, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $207.3 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $127.2 million at December 31, 2017 and $181.2 million at June 30, 2017. The Bank had approximately $561.3 million of unpledged investment securities at June 30, 2018 compared to $518.2 million at December 31, 2017 and $545.0 million at June 30, 2017.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2018. Stockholders’ equity totaled $470.5 million as of June 30, 2018, compared to $457.1 million as of December 31, 2017. For the six months ended June 30, 2018, the ratio of average stockholders’ equity to average assets was 11.63% compared to 11.15% for the twelve months ended December 31, 2017. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared.

Horizon declared common stock dividends in the amount of $0.20 per share during the first six months of 2018 and $0.16 per share for the same period of 2017. The dividend payout ratio (dividends as a percent of basic earnings per share) was 28.5% and 30.8% for the first six months of 2018 and 2017, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2018	2018	2017	2018	2017
Non-GAAP Reconciliation of Net Interest Margin
Net interest income as reported	$33,550	$33,411	$27,198	$66,961	$52,766
Average interest-earning assets	3,638,801	3,580,143	2,943,627	3,600,676	2,870,884
Net interest income as a percentage of average interest-earning assets (“Net Interest Margin”)	3.78%	3.81%	3.84%	3.81%	3.81%
Acquisition-related purchase accounting adjustments (“PAUs”)	$(1,634)	$(2,037)	$(939)	(3,671)	(1,955)

Core net interest income	$31,916	$31,374	$26,259	63,290	50,811

Core net interest margin	3.60%	3.55%	3.71%	3.61%	3.67%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands, Except per Share Data, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2018	2018	2017	2018	2017
Non-GAAP Reconciliation of Net Income
Net income as reported	$14,115	$12,804	$9,072	$26,919	$17,296
Merger expenses	—	—	200	—	200
Tax effect	—	—	(70)	—	(70)

Net income excluding merger expenses	14,115	12,804	9,202	26,919	17,426
Gain on sale of investment securities	—	(11)	3	(11)	(32)
Tax effect	—	2	(1)	2	11

Net income excluding gain on sale of investment securities	14,115	12,795	9,204	26,910	17,405
Death benefit on bank owned life insurance (“BOLI”)	(154)	—	—	(154)	—
Tax effect	32	—	—	32	—

Net income excluding death benefit on BOLI	13,993	12,795	9,204	26,788	17,405
Acquisition-related purchase accounting adjustments (“PAUs”)	(1,634)	(2,037)	(939)	(3,671)	(1,955)
Tax effect	343	428	329	771	684

Core Net Income	$12,702	$11,186	$8,594	$23,888	$16,134

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share (“EPS”) as reported	$0.37	$0.33	$0.27	$0.70	$0.51
Merger expenses	—	—	0.01	—	0.01
Tax effect	—	—	—	—	—

Diluted EPS excluding merger expenses	0.37	0.33	0.28	0.70	0.52
Gain on sale of investment securities	—	—	—	—	—
Tax effect	—	—	—	—	—

Diluted EPS excluding gain on sale of investment securities	0.37	0.33	0.28	0.70	0.52
Death benefit on BOLI	—	—	—	—	—
Tax effect	—	—	—	—	—

Diluted EPS excluding death benefit on BOLI	0.37	0.33	0.28	0.70	0.52
Acquisition-related PAUs	(0.04)	(0.05)	(0.03)	(0.10)	(0.06)
Tax effect	—	0.01	0.01	0.02	0.01

Core Diluted EPS	$0.33	$0.29	$0.26	$0.62	$0.47

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands Except per Share Data, Unaudited)

	June 30	March 31	December 31	September 30	June 30
	2018	2018	2017	2017	2017
Total stockholders’ equity	$470,535	$460,416	$457,078	$392,055	$357,259
Less: Intangible assets	131,239	131,724	132,282	103,244	86,726

Total tangible stockholders’ equity	$339,296	$328,692	$324,796	$288,811	$270,533

Common shares outstanding	38,362,640	38,332,853	38,294,729	34,988,189	33,264,698
Tangible book value per common share	$8.84	$8.57	$8.48	$8.25	$8.13

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

Non-GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity

(Dollars in Thousands, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2018	2018	2017	2018	2017
Non-GAAP Reconciliation of Return on Average Assets
Average assets	$4,017,551	$3,942,837	$3,249,851	$3,980,864	$3,177,134
Return on average assets (“ROAA”) as reported	1.41%	1.32%	1.12%	1.36%	1.10%
Merger expenses	0.00%	0.00%	0.02%	0.00%	0.01%
Tax effect	0.00%	0.00%	-0.01%	0.00%	0.00%

ROAA excluding merger expenses	1.41%	1.32%	1.13%	1.36%	1.11%
Gain on sale of investment securities	0.00%	0.00%	0.00%	0.00%	0.00%
Tax effect	0.00%	0.00%	0.00%	0.00%	0.00%

ROAA excluding gain on sale of investment securities	1.41%	1.32%	1.13%	1.36%	1.11%
Death benefit on bank owned life insurance (“BOLI”)	-0.02%	0.00%	0.00%	-0.01%	0.00%
Tax effect	0.00%	0.00%	0.00%	0.00%	0.00%

ROAA excluding death benefit on BOLI	1.39%	1.32%	1.13%	1.35%	1.11%
Acquisition-related purchase accounting adjustments (“PAUs”)	-0.16%	-0.21%	-0.12%	-0.19%	-0.12%
Tax effect	0.03%	0.04%	0.04%	0.04%	0.04%

Core ROAA	1.26%	1.15%	1.05%	1.20%	1.03%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$465,968	$460,076	$355,435	$463,156	$350,305
Return on average common equity (“ROACE”) as reported	12.15%	11.29%	10.24%	11.72%	9.96%
Merger expenses	0.00%	0.00%	0.23%	0.00%	0.12%
Tax effect	0.00%	0.00%	-0.08%	0.00%	-0.04%

ROACE excluding merger expenses	12.15%	11.29%	10.39%	11.72%	10.04%
Gain on sale of investment securities	0.00%	-0.01%	0.00%	0.00%	-0.02%
Tax effect	0.00%	0.00%	0.00%	0.00%	0.01%

ROACE excluding gain on sale of investment securities	12.15%	11.28%	10.39%	11.72%	10.03%
Death benefit on bank owned life insurance (“BOLI”)	-0.13%	0.00%	0.00%	-0.07%	0.00%
Tax effect	0.03%	0.00%	0.00%	0.01%	0.00%

ROACE excluding death benefit on BOLI	12.05%	11.28%	10.39%	11.66%	10.03%
Acquisition-related purchase accounting adjustments (“PAUs”)	-1.41%	-1.80%	-1.06%	-1.60%	-1.13%
Tax effect	0.30%	0.38%	0.37%	0.34%	0.39%

Core ROACE	10.94%	9.86%	9.70%	10.40%	9.29%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Six Months ended June 30, 2018 and 2017

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2017 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2017 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of June 30, 2018, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2018, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months ended June 30, 2018 and 2017

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

Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES

Part II – Other Information

For the Three and Six Months ended June 30, 2018 and 2017

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Index

Exhibit No.	Description	Location

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc., as amended by the Articles of Amendment effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed May 16, 2018

10.1	Horizon Bancorp Amended and Restated 2013 Omnibus Equity Incentive Plan (effective February 1, 2013; amended and restated as of December 19, 2017; approved by shareholders effective May 3, 2018	Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of Mark E. Secor	Attached

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data Files	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP

Dated: August 7, 2018	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 7, 2018	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer