Form 10-Q
period 2018-09-30
HORIZON BANCORP INC /IN/
filed 2018-11-09
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,367,890 shares of Common Stock, no par value, at November 8, 2018.

HORIZON BANCORP, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 30 2018	December 31 2017
	(Unaudited)
Assets
Cash and due from banks	$69,697	$76,441
Investment securities, available for sale	542,305	509,665
Investment securities, held to maturity (fair value of $219,158 and $201,085)	223,848	200,448
Loans held for sale	1,980	3,094
Loans, net of allowance for loan losses of $17,798 and $16,394	2,939,588	2,815,601
Premises and equipment, net	75,348	75,529
Federal Home Loan Bank stock	18,073	18,105
Goodwill	119,880	119,880
Other intangible assets	10,875	12,402
Interest receivable	13,999	16,244
Cash value of life insurance	87,530	75,931
Other assets	47,438	40,963

Total assets	$4,150,561	$3,964,303

Liabilities
Deposits
Non-interest bearing	$621,475	$601,805
Interest bearing	2,507,079	2,279,198

Total deposits	3,128,554	2,881,003
Borrowings	477,719	564,157
Subordinated debentures	37,791	37,653
Interest payable	1,688	886
Other liabilities	27,215	23,526

Total liabilities	3,672,967	3,507,225

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares (Restated—See Note 1)
Issued 38,392,959 and 38,323,604 shares (Restated—See Note 1), Outstanding 38,367,890 and 38,294,729 shares (Restated—See Note 1)	—	—
Additional paid-in capital	275,804	275,059
Retained earnings	214,753	185,570
Accumulated other comprehensive loss	(12,963)	(3,551)

Total stockholders’ equity	477,594	457,078

Total liabilities and stockholders’ equity	$4,150,561	$3,964,303

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Interest Income
Loans receivable	$37,522	$28,113	$108,961	$79,699
Investment securities
Taxable	2,739	2,167	7,732	6,817
Tax exempt	2,010	1,790	5,745	5,193

Total interest income	42,271	32,070	122,438	91,709

Interest Expense
Deposits	5,023	1,841	11,814	5,315
Borrowed funds	2,876	1,753	8,127	4,028
Subordinated debentures	600	597	1,764	1,721

Total interest expense	8,499	4,191	21,705	11,064

Net Interest Income	33,772	27,879	100,733	80,645
Provision for loan losses	1,176	710	2,378	1,370

Net Interest Income after Provision for Loan Losses	32,596	27,169	98,355	79,275

Non-interest Income
Service charges on deposit accounts	2,009	1,672	5,804	4,638
Wire transfer fees	160	175	490	503
Interchange fees	1,410	1,251	4,293	3,809
Fiduciary activities	1,855	1,887	5,598	5,752
Gains on sale of investment securities (includes $(122) and $6 for the three months ended September 30, 2018 and 2017, respectively, and $(111) and $38 for the nine months ended September 30, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassifications)	(122)	6	(111)	38
Gain on sale of mortgage loans	1,839	1,950	5,158	5,918
Mortgage servicing income net of impairment	563	369	1,423	1,175
Increase in cash value of bank owned life insurance	503	474	1,380	1,346
Death benefit on bank owned life insurance	—	—	154	—
Other income	469	237	1,747	613

Total non-interest income	8,686	8,021	25,936	23,792

Non-interest Expense
Salaries and employee benefits	14,343	12,911	42,525	37,086
Net occupancy expenses	2,495	2,400	7,981	7,048
Data processing	1,759	1,502	5,062	4,311
Professional fees	437	649	1,314	1,797
Outside services and consultants	1,204	2,504	3,735	4,991
Loan expense	1,722	1,215	4,504	3,572
FDIC insurance expense	396	270	1,051	776
Other losses	161	58	576	186
Other expense	3,103	3,004	9,651	8,755

Total non-interest expense	25,620	24,513	76,399	68,522

Income Before Income Taxes	15,662	10,677	47,892	34,545
Income tax expense (includes $(25) and $2 for the three months ended September 30, 2018 and 2017, respectively, and $(23) and $13 for the nine months ended September 30, 2018 and 2017, respectively, related to income tax expense from reclassification items)	2,597	2,506	7,908	9,078

Net Income	$13,065	$8,171	$39,984	$25,467

Basic Earnings Per Share (Restated - See Note 1)	$0.34	$0.24	$1.04	$0.76
Diluted Earnings Per Share (Restated - See Note 1)	0.34	0.24	1.04	0.75

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net Income	$13,065	$8,171	$39,984	$25,467

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	639	297	1,752	743
Income tax effect	(134)	(104)	(368)	(260)

Changes from derivative instruments	505	193	1,384	483

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(3,712)	(791)	(12,655)	5,444
Amortization from transfer of securities from available for sale to held to maturity securities	(55)	(54)	(153)	(200)
Reclassification adjustment for securities (gains) losses realized in income	122	(6)	111	(38)
Income tax effect	764	297	2,667	(1,822)

Unrealized gains (losses) on securities	(2,881)	(554)	(10,030)	3,384

Other Comprehensive Income (Loss), Net of Tax	(2,376)	(361)	(8,646)	3,867

Comprehensive Income	$10,689	$7,810	$31,338	$29,334

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2018	$—	$—	$275,059	$185,570	$(3,551)	$457,078
Net income	—	—	—	39,984	—	39,984
Other comprehensive loss, net of tax	—	—	—	—	(8,646)	(8,646)
Amortization of unearned compensation	—	—	45	—	—	45
Exercise of stock options	—	—	493	—	—	493
Stock option expense	—	—	207	—	—	207
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	—	766	(766)	—
Cash dividends on common stock ($0.30 per share)	—	—	—	(11,567)	—	(11,567)

Balances, September 30, 2018	$—	$—	$275,804	$214,753	$(12,963)	$477,594

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2018	2017
Operating Activities
Net income	$39,984	$25,467
Items not requiring (providing) cash
Provision for loan losses	2,378	1,370
Depreciation and amortization	5,045	4,303
Share based compensation	207	238
Mortgage servicing rights, net impairment	26	75
Premium amortization on securities, net	4,436	4,476
Gain on sale of investment securities	111	(38)
Gain on sale of mortgage loans	(5,158)	(5,918)
Proceeds from sales of loans	157,353	174,271
Loans originated for sale	(146,088)	(163,882)
Change in cash value life insurance	(1,380)	(1,346)
Death benefit on bank owned life insurance	154	—
(Gain)/loss on sale of other real estate owned	(167)	12
Net change in:
Interest receivable	2,245	(1,811)
Interest payable	802	180
Other assets	(4,858)	2,215
Other liabilities	9,549	(2,335)

Net cash provided by operating activities	64,639	37,277

Investing Activities
Purchases of securities available for sale	(130,207)	(127,752)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	79,188	67,416
Purchases of securities held to maturity	(28,374)	(20,152)
Proceeds from maturities of securities held to maturity	6,109	4,883
Change in Federal Reserve and FHLB stock	32	8,987
Net change in loans	(137,864)	(154,038)
Proceeds on the sale of OREO and repossessed assets	3,298	2,125
Change in premises and equipment, net	(3,292)	(2,667)
Purchases of bank owned life insurance	(10,450)	—
Net cash received in acquisition of branch	—	11,000
Net cash received in acquisition, Lafayette	—	20,425

Net cash used in investing activities	(221,560)	(189,773)

Financing Activities
Net change in:
Deposits	247,551	(28,860)
Borrowings	(86,300)	190,814
Proceeds from issuance of stock	493	616
Dividends paid on common stock	(11,567)	(8,244)

Net cash provided by financing activities	150,177	154,326

Net Change in Cash and Cash Equivalents	(6,744)	1,830
Cash and Cash Equivalents, Beginning of Period	76,441	70,832

Cash and Cash Equivalents, End of Period	$69,697	$72,662

Additional Supplemental Information
Interest paid	$20,903	$10,836
Income taxes paid	6,661	10,350
Transfer of loans to other real estate	2,398	1,717
Acquisition of LaPorte, measurement period adjustments	—	704

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 – Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2018 and September 30, 2017 are not necessarily indicative of the operating results for the full year of 2018 or 2017. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

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

On May 15, 2018, the Board of Directors of the Company approved a three-for-two stock split of the Company’s authorized common stock, no par value. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this three-for-two stock split. The effect of the three-for-two stock split on the outstanding common shares is that shareholders of record as of the close of business on May 31, 2018, the record date, received an additional half share for each share of common stock held, with shareholders receiving cash in lieu of any fractional shares. The additional shares issued in the stock split were payable and issued on June 15, 2018, and the common shares began trading on a split-adjusted basis on June 19, 2018.

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

The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Basic earnings per share
Net income	$13,065	$8,171	$39,984	$25,467
Weighted average common shares outstanding(1)	38,365,379	33,870,240	38,340,012	33,489,681
Basic earnings per share	$0.34	$0.24	$1.04	$0.76

Diluted earnings per share
Net income available to common shareholders	$13,065	$8,171	$39,984	$25,467
Weighted average common shares outstanding(1)	38,365,379	33,870,240	38,340,012	33,489,681
Effect of dilutive securities:
Restricted stock	47,603	55,123	43,926	50,686
Stock options	121,988	147,546	119,465	143,329

Weighted average common shares outstanding	38,534,970	34,072,909	38,503,403	33,683,696
	$0.34	$0.24	$1.04	$0.75

(1)	Adjusted for 3:2 stock split on June 15, 2018

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

There were no shares for the three and nine months ended September 30, 2018 and 2017, respectively, which were included in the computation of diluted earnings per share because they were non-dilutive.

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

The results of operations of Wolverine and Lafayette have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the three and nine months ended September 30, 2017 as if the Wolverine and Lafayette acquisitions had occurred as of the beginning of the comparable prior reporting period, which was January 1, 2016.

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2017	2017
Summary of Operations:
Net Interest Income	$32,038	$62,164
Provision for Loan Losses	(1,090)	(1,337)

Net Interest Income after Provision for Loan Losses	33,128	63,501
Non-interest Income	8,662	16,565
Non-interest Expense	26,714	51,398

Income before Income Taxes	15,076	28,668
Income Tax Expense	4,549	8,412

Net Income	10,527	20,256

Net Income Available to Common Shareholders	$10,527	$20,256

Basic Earnings per Share	$0.32	$0.61
Diluted Earnings per Share	$0.31	$0.60

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

Note 3 – Securities

The fair value of securities is as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$17,036	$—	$(464)	$16,572
State and municipal	159,812	57	(3,194)	156,675
Federal agency collateralized mortgage obligations	178,069	—	(5,398)	172,671
Federal agency mortgage-backed pools	193,461	16	(7,502)	185,975
Corporate notes	10,408	103	(99)	10,412

Total available for sale investment securities	$558,786	$176	$(16,657)	$542,305

Held to maturity
State and municipal	$204,619	$1,062	$(5,257)	$200,424
Federal agency collateralized mortgage obligations	5,262	3	(182)	5,083
Federal agency mortgage-backed pools	13,967	27	(343)	13,651

Total held to maturity investment securities	$223,848	$1,092	$(5,782)	$219,158

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,277	$—	$(225)	$19,052
State and municipal	148,045	2,189	(670)	149,564
Federal agency collateralized mortgage obligations	132,871	45	(2,551)	130,365
Federal agency mortgage-backed pools	211,487	155	(2,985)	208,657
Private labeled mortgage-backed pools	1,650	—	(8)	1,642
Corporate notes	272	113	—	385

Total available for sale investment securities	$513,602	$2,502	$(6,439)	$509,665

Held to maturity
State and municipal	$179,836	$3,493	$(2,932)	$180,397
Federal agency collateralized mortgage obligations	5,734	17	(69)	5,682
Federal agency mortgage-backed pools	14,878	216	(88)	15,006

Total held to maturity investment securities	$200,448	$3,726	$(3,089)	$201,085

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2018, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2018.

The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$19,958	$19,861	$13,347	$13,326
One to five years	34,822	34,019	40,468	40,193
Five to ten years	96,035	94,103	50,473	51,156
After ten years	36,441	35,676	63,306	64,326

	187,256	183,659	167,594	169,001
Federal agency collateralized mortgage obligations	178,069	172,671	132,871	130,365
Federal agency mortgage-backed pools	193,461	185,975	211,487	208,657
Private labeled mortgage-backed pools	—	—	1,650	1,642

Total available for sale investment securities	$558,786	$542,305	$513,602	$509,665

Held to maturity
Within one year	$5,646	$5,628	$1,948	$1,934
One to five years	48,383	48,788	40,603	41,531
Five to ten years	102,816	101,199	89,801	91,249
After ten years	47,774	44,809	47,484	45,683

	204,619	200,424	179,836	180,397
Federal agency collateralized mortgage obligations	5,262	5,083	5,734	5,682
Federal agency mortgage-backed pools	13,967	13,651	14,878	15,006

Total held to maturity investment securities	$223,848	$219,158	$200,448	$201,085

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

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$7,763	$(137)	$8,809	$(327)	$16,572	$(464)
State and municipal	215,439	(3,691)	56,725	(4,760)	272,164	(8,451)
Federal agency collateralized mortgage obligations	72,495	(830)	102,498	(4,750)	174,993	(5,580)
Federal agency mortgage-backed pools	48,696	(1,270)	145,787	(6,575)	194,483	(7,845)
Corporate notes	8,124	(99)	—	—	8,124	(99)

Total temporarily impaired securities	$352,517	$(6,027)	$313,819	$(16,412)	$666,336	$(22,439)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$15,882	$(180)	$2,870	$(45)	$18,752	$(225)
State and municipal	54,312	(2,758)	30,691	(844)	85,003	(3,602)
Federal agency collateralized mortgage obligations	54,006	(589)	73,462	(2,031)	127,468	(2,620)
Federal agency mortgage-backed pools	103,926	(1,019)	86,846	(2,054)	190,772	(3,073)
Private labeled mortgage-backed pools	1,642	(8)	—	—	1,642	(8)

Total temporarily impaired securities	$229,768	$(4,554)	$193,869	$(4,974)	$423,637	$(9,528)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Sales of securities available for sale
Proceeds	$7,485	$387	$17,321	$5,490
Gross gains	—	6	37	151
Gross losses	(122)	—	(148)	(113)

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	September 30	December 31
	2018	2017
Commercial
Working capital and equipment	$764,422	$720,477
Real estate, including agriculture	850,364	880,861
Tax exempt	46,171	36,324
Other	37,625	32,066

Total	1,698,582	1,669,728
Real estate 1-4 family	643,396	599,217
Other	7,854	7,543

Total	651,250	606,760
Consumer
Auto	316,925	244,003
Recreation	13,339	8,728
Real estate/home improvement	39,104	37,052
Home equity	161,398	165,240
Unsecured	4,017	3,479
Other	1,349	2,497

Total	536,132	460,999
Mortgage warehouse	71,422	94,508

Total loans	2,957,386	2,831,995
Allowance for loan losses	(17,798)	(16,394)

Loans, net	$2,939,588	$2,815,601

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

	September 30, 2018
	Loan Balance	Interest Due	Deferred Costs/(Fees)	Recorded Investment
Owner occupied real estate	$583,261	$1,690	$(1,693)	$583,258
Non-owner occupied real estate	704,284	1,091	(2,128)	703,247
Residential spec homes	7,254	16	(2)	7,268
Development & spec land	43,889	127	(27)	43,989
Commercial and industrial	364,151	2,919	(407)	366,663

Total commercial	1,702,839	5,843	(4,257)	1,704,425
Residential mortgage	630,955	1,995	(2,099)	630,851
Residential construction	22,394	41	—	22,435
Mortgage warehouse	71,422	480	—	71,902

Total real estate	724,771	2,516	(2,099)	725,188
Direct installment	37,895	107	586	38,588
Indirect installment	303,579	696	—	304,275
Home equity	192,397	931	1,675	195,003

Total consumer	533,871	1,734	2,261	537,866

Total loans	2,961,481	10,093	(4,095)	2,967,479
Allowance for loan losses	(17,798)	—	—	(17,798)

Net loans	$2,943,683	$10,093	$(4,095)	$2,949,681

	December 31, 2017
	Loan Balance	Interest Due	Deferred Costs/(Fees)	Recorded Investment
Owner occupied real estate	$575,816	$1,511	$(1,917)	$575,410
Non-owner occupied real estate	683,901	1,138	(2,478)	682,561
Residential spec homes	16,591	63	(80)	16,574
Development & spec land	49,996	117	(579)	49,534
Commercial and industrial	349,085	2,572	(607)	351,050

Total commercial	1,675,389	5,401	(5,661)	1,675,129
Residential mortgage	593,108	1,776	(2,375)	592,509
Residential construction	16,027	39	—	16,066
Mortgage warehouse	94,508	480	—	94,988

Total real estate	703,643	2,295	(2,375)	703,563
Direct installment	36,737	113	552	37,402
Indirect installment	227,659	528	(168)	228,019
Home equity	194,860	889	1,359	197,108

Total consumer	459,256	1,530	1,743	462,529

Total loans	2,838,288	9,226	(6,293)	2,841,221
Allowance for loan losses	(16,394)	—	—	(16,394)

Net loans	$2,821,894	$9,226	$(6,293)	$2,824,827

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	September 30, 2018
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$242	$185	$—	$427	$—	$427
Summit	1,463	575	—	2,038	—	2,038
Peoples	280	103	—	383	—	383
Kosciusko	769	199	—	968	—	968
LaPorte	811	962	29	1,802	106	1,696
Lafayette	3,245	—	—	3,245	15	3,230
Wolverine	9,488	—	—	9,488	—	9,488

Total	$16,298	$2,024	$29	$18,351	$121	$18,230

	December 31, 2017
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$390	$229	$—	$619	$—	$619
Summit	3,653	870	—	4,523	—	4,523
Peoples	315	126	—	441	—	441
Kosciusko	838	403	—	1,241	—	1,241
LaPorte	1,034	1,004	33	2,071	—	2,071
Lafayette	4,271	—	—	4,271	—	4,271
Wolverine	16,697	—	—	16,697	—	16,697

Total	$27,198	$2,632	$33	$29,863	$—	$29,863

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accretable yield, or income expected to be collected for the nine months ended September 30, is as follows:

	Nine Months Ended September 30, 2018
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$452	$—	$(77)	$—	$(193)	$182
Summit	147	—	(48)	—	(9)	90
Kosciusko	386	—	(60)	—	—	326
LaPorte	980	—	(110)	—	(7)	863
Lafayette	933	—	(229)	—	(16)	688
Wolverine	2,267	—	(686)	—	(681)	900

Total	$5,165	$—	$(1,210)	$—	$(906)	$3,049

	Nine Months Ended September 30, 2017
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$557	$—	$(99)	$—	$(6)	$452
Summit	502	—	(268)	—	(2)	232
Peoples	389	—	(388)	—	(1)	—
Kosciusko	530	—	(80)	—	(42)	408
LaPorte	1,479	—	(194)	—	(264)	1,021

Total	$3,457	$—	$(1,029)	$—	$(315)	$2,113

During the nine months ended September 30, 2018 and 2017 the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $121,000 and $71,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$17,071	$15,027	$16,394	$14,837
Loans charged-off:
Commercial
Owner occupied real estate	97	12	110	12
Non-owner occupied real estate	—	20	—	20
Residential spec homes	—	—	—	—
Development & spec land	—	—	—	1
Commercial and industrial	109	232	109	491

Total commercial	206	264	219	524
Real estate
Residential mortgage	2	37	17	89
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	2	37	17	89
Consumer
Direct installment	20	84	124	113
Indirect installment	432	254	1,302	862
Home equity	11	24	142	95

Total consumer	463	362	1,568	1,070

Total loans charged-off	671	663	1,804	1,683
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	7	7	19	8
Non-owner occupied real estate	5	4	22	29
Residential spec homes	2	2	6	6
Development & spec land	—	—	—	—
Commercial and industrial	13	93	71	234

Total commercial	27	106	118	277
Real estate
Residential mortgage	4	13	15	35
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	4	13	15	35
Consumer
Direct installment	10	249	42	281
Indirect installment	107	119	378	384
Home equity	74	25	277	85

Total consumer	191	393	697	750

Total loan recoveries	222	512	830	1,062

Net loans charged-off	449	151	974	621

Provision charged to operating expense
Commercial	1,895	429	1,589	1,357
Real estate	(243)	361	(612)	(113)
Consumer	(476)	(80)	1,401	126

Total provision charged to operating expense	1,176	710	2,378	1,370

Balance at the end of the period	$17,798	$15,586	$17,798	$15,586

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	September 30, 2018
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$924	$—	$—	$—	$924
Collectively evaluated for impairment	9,657	1,574	1,030	4,613	16,874
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$10,581	$1,574	$1,030	$4,613	$17,798

Loans:
Individually evaluated for impairment	$8,358	$—	$—	$—	$8,358
Collectively evaluated for impairment	1,696,067	653,286	71,902	537,866	2,959,121
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,704,425	$653,286	$71,902	$537,866	$2,967,479

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$—	$—	$—	$184
Collectively evaluated for impairment	8,909	2,188	1,030	4,083	16,210
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$9,093	$2,188	$1,030	$4,083	$16,394

Loans:
Individually evaluated for impairment	$7,187	$—	$—	$—	$7,187
Collectively evaluated for impairment	1,667,942	608,575	94,988	462,529	2,834,034
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,675,129	$608,575	$94,988	$462,529	$2,841,221

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	September 30, 2018
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$5,341	$—	$—	$—	$5,341
Non-owner occupied real estate	527	—	501	—	1,028
Residential spec homes	—	—	—	—	—
Development & spec land	71	—	—	—	71
Commercial and industrial	1,915	—	—	—	1,915

Total commercial	7,854	—	501	—	8,355
Real estate
Residential mortgage	1,702	142	429	1,481	3,754
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	1,702	142	429	1,481	3,754
Consumer
Direct installment	62	—	—	—	62
Indirect installment	608	60	—	—	668
Home equity	1,191	—	147	349	1,687

Total consumer	1,861	60	147	349	2,417

Total	$11,417	$202	$1,077	$1,830	$14,526

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

Included in the $11.4 million of non-accrual loans and the $1.1 million of non-performing TDRs at September 30, 2018 were $2.2 million and $0, respectively, of loans acquired for which accretable yield was recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2018, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2018, the Company had $2.9 million in TDRs and $1.8 million were performing according to the restructured terms and $32,000 in TDRs were returned to accrual status during the first nine months of 2018. There were $70,000 specific reserves allocated to TDRs at September 30, 2018 based on the discounted cash flows or when appropriate the fair value of the collateral.

The following table presents commercial loans individually evaluated for impairment by class of loan:

	September 30, 2018
				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,496	$4,490	$—	$5,014	$(25)	$5,077	$71
Non-owner occupied real estate	841	857	—	936	(5)	1,119	5
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	71	69	—	69	—	72	—
Commercial and industrial	1,165	1,160	—	1,418	5	1,241	12

Total commercial	6,573	6,576	—	7,437	(25)	7,509	88
With an allowance recorded
Commercial
Owner occupied real estate	845	845	145	852	—	874	—
Non-owner occupied real estate	187	187	30	189	4	178	4
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—	—
Commercial and industrial	750	750	749	750	4	750	4

Total commercial	1,782	1,782	924	1,791	8	1,802	8

Total	$8,355	$8,358	$924	$9,228	$(17)	$9,311	$96

	September 30, 2017
				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$923	$934	$—	$1,167	$4	$1,033	$4
Non-owner occupied real estate	701	701	—	468	—	308	2
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	102	102	—	222	—	230	—
Commercial and industrial	1,707	1,714	—	2,066	3	1,071	19

Total commercial	3,433	3,451	—	3,923	7	2,642	25
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—	—	—
Non-owner occupied real estate	—	—	—	—	—	—	—
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	—	—	—	—	—	—	—

Total	$3,433	$3,451	$—	$3,923	$7	$2,642	$25

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents the payment status by class of loan:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$448	$58	$—	$506	$582,755	$583,261
Non-owner occupied real estate	370	34	—	404	703,880	704,284
Residential spec homes	—	—	—	—	7,254	7,254
Development & spec land	—	—	—	—	43,889	43,889
Commercial and industrial	1,388	343	—	1,731	362,420	364,151

Total commercial	2,206	435	—	2,641	1,700,198	1,702,839
Real estate
Residential mortgage	2,642	156	142	2,940	628,015	630,955
Residential construction	123	—	—	123	22,271	22,394
Mortgage warehouse	—	—	—	—	71,422	71,422

Total real estate	2,765	156	142	3,063	721,708	724,771
Consumer
Direct installment	67	20	—	87	37,808	37,895
Indirect installment	1,025	313	60	1,398	302,181	303,579
Home equity	815	112	—	927	191,470	192,397

Total consumer	1,907	445	60	2,412	531,459	533,871

Total	$6,878	$1,036	$202	$8,116	$2,953,365	$2,961,481

Percentage of total loans	0.23%	0.03%	0.01%	0.27%	99.73%

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Commercial
Owner occupied real estate	$1,613	$1,950	$—	$3,563	$572,253	$575,816
Non-owner occupied real estate	512	122	—	634	683,267	683,901
Residential spec homes	—	—	—	—	16,591	16,591
Development & spec land	31	—	—	31	49,965	49,996
Commercial and industrial	520	1	—	521	348,564	349,085

Total commercial	2,676	2,073	—	4,749	1,670,640	1,675,389
Real estate
Residential mortgage	1,248	49	—	1,297	591,811	593,108
Residential construction	63	—	—	63	15,964	16,027
Mortgage warehouse	—	—	—	—	94,508	94,508

Total real estate	1,311	49	—	1,360	702,283	703,643
Consumer
Direct installment	78	10	—	88	36,649	36,737
Indirect installment	1,859	244	167	2,270	225,389	227,659
Home equity	502	527	—	1,029	193,831	194,860

Total consumer	2,439	781	167	3,387	455,869	459,256

Total	$6,426	$2,903	$167	$9,496	$2,828,792	$2,838,288

Percentage of total loans	0.23%	0.10%	0.01%	0.33%	99.67%

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

The following table presents loans by credit grades.

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$563,429	$5,176	$14,656	$—	$583,261
Non-owner occupied real estate	692,995	5,903	5,386	—	704,284
Residential spec homes	7,254	—	—	—	7,254
Development & spec land	41,084	2,734	71	—	43,889
Commercial and industrial	350,617	5,021	8,513	—	364,151

Total commercial	1,655,379	18,834	28,626	—	1,702,839
Real estate
Residential mortgage	627,343	—	3,612	—	630,955
Residential construction	22,394	—	—	—	22,394
Mortgage warehouse	71,422	—	—	—	71,422

Total real estate	721,159	—	3,612	—	724,771
Consumer
Direct installment	37,833	—	62	—	37,895
Indirect installment	302,911	—	668	—	303,579
Home equity	190,710	—	1,687	—	192,397

Total consumer	531,454	—	2,417	—	533,871

Total	$2,907,992	$18,834	$34,655	$—	$2,961,481

Percentage of total loans	98.19%	0.64%	1.17%	0.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$548,992	$8,622	$18,202	$—	$575,816
Non-owner occupied real estate	675,030	3,864	5,007	—	683,901
Residential spec homes	16,591	—	—	—	16,591
Development & spec land	48,884	886	226	—	49,996
Commercial and industrial	327,970	7,448	13,667	—	349,085

Total commercial	1,617,467	20,820	37,102	—	1,675,389
Real estate
Residential mortgage	587,614	—	5,494	—	593,108
Residential construction	15,805	—	222	—	16,027
Mortgage warehouse	94,508	—	—	—	94,508

Total real estate	697,927	—	5,716	—	703,643
Consumer
Direct installment	36,577	—	160	—	36,737
Indirect installment	226,451	—	1,208	—	227,659
Home equity	192,884	—	1,976	—	194,860

Total consumer	455,912	—	3,344	—	459,256

Total	$2,771,306	$20,820	$46,162	$—	$2,838,288

Percentage of total loans	97.64%	0.73%	1.63%	0.00%

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

The following table shows repurchase agreements accounted for as secured borrowings:

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$56,629	$—	$—	$—	$—	$—	$56,629
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$32,535	$—	$—	$—	$—	$—	$32,535
Federal agency mortgage-backed pools	29,467	—	—	—	—	—	29,467

Total	$62,002	$—	$—	$—	$—	$—	$62,002

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 9 – Derivative Financial Instruments

Cash Flow Hedges –As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.81% on a notional amount of $30.5 million at September 30, 2018 and December 31, 2017. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at September 30, 2018 and December 31, 2017. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a rate of 2.81% on a notional amount of $50.0 million at September 30, 2018. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2018, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2018, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $205.8 million at September 30, 2018 and $154.6 million at December 31, 2017.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2018, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	September 30, 2018		September 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$4,918	Loans	$4,918
Interest rate contracts	Other Assets	24	Other liabilities	—

Total derivatives desginated as hedging instruments		4,942		4,918

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	231	Other liabilities	92

Total derivatives not designated as hedging instruments		231		92

Total derivatives		$5,173		$5,010

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Loans	$811
Interest rate contracts	Other Assets	811	Other liabilities	1,728

Total derivatives desginated as hedging instruments		811		2,539

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	143	Other liabilities	3

Total derivatives not designated as hedging instruments		143		3

Total derivatives		$954		$2,542

The effect of the derivative instruments on the condensed consolidated statements of income for the three and nine-month periods ending September 30 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Derivatives in cash flow hedging relationship
Interest rate contracts	$505	$193	$1,384	$483

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$2,768	$(4)	$574	$423
Interest rate contracts	Interest income - loans	(2,768)	4	(574)	(423)

Total		$—	$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$112	$(112)	$195	$(324)

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$16,572	$—	$16,572	$—
State and municipal	156,675	—	156,675	—
Federal agency collateralized mortgage obligations	172,671	—	172,671	—
Federal agency mortgage-backed pools	185,975	—	185,975	—
Corporate notes	10,412	—	10,412	—

Total available for sale securities	542,305	—	542,305	—
Hedged loans	205,778	—	205,778	—
Forward sale commitments	231	—	231	—
Interest rate swap agreements	4,942	—	4,942	—
Commitments to originate loans	(92)	—	(92)	—

	December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$19,052	$—	$19,052	$—
State and municipal	149,564	—	149,564	—
Federal agency collateralized mortgage obligations	130,365	—	130,365	—
Federal agency mortgage-backed pools	208,657	—	208,657	—
Private labeled mortgage-backed pools	1,642	—	1,642	—
Corporate notes	385	—	385	—

Total available for sale securities	509,665	—	509,665	—
Hedged loans	154,575	—	154,575	—
Forward sale commitments	143	—	143	—
Interest rate swap agreements	(917)	—	(917)	—
Commitments to originate loans	(3)	—	(3)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Non-interest Income
Total gains and losses from:
Hedged loans	$364	$(4)	$4,108	$423
Fair value interest rate swap agreements	(364)	4	(4,108)	(423)
Derivative loan commitments	(184)	(112)	(1)	(324)

	$(184)	$(112)	$(1)	$(324)

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Impaired loans	$7,431	$—	$—	$7,431
Mortgage servicing rights	12,044	—	—	12,044
December 31, 2017
Impaired loans	$6,957	$—	$—	$6,957
Mortgage servicing rights	11,602	—	—	11,602

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $26,000 during the first nine months of 2018 and decreased by $75,000 during the first nine months of 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring Level 3 fair value measurements, other than goodwill.

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$7,431	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-100% (11.1%)
Mortgage servicing rights	12,044	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.3%-11.3% (10.3%), 9.3%-14.9% (9.5%), 0.1%-0.8% (0.6%)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,957	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-46.8% (2.6%)
Mortgage servicing rights	11,602	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	9.6%-10.8% (9.7%), 9.2%-27.7% (10.5%), 0%-1.5% (0.2%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2018 and December 31, 2017. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

Net Loans — At September 30, 2018, the fair value of net loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed at December 31, 2017, which were based on an entrance price basis. At December 31, 2017, the fair value of portfolio loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

	September 30, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$69,697	$69,697	$—	$—
Investment securities, held to maturity	223,848	—	219,158	—
Loans held for sale	1,980	—	—	1,980
Loans (excluding loan level hedges), net	2,733,810	—	—	2,610,426
Stock in FHLB	18,073	—	18,073	—
Interest receivable	13,999	—	13,999	—
Liabilities
Non-interest bearing deposits	$621,475	$621,475	$—	$—
Interest bearing deposits	2,507,079	—	2,373,715	—
Borrowings	477,719	—	471,265	—
Subordinated debentures	37,791	—	35,811	—
Interest payable	1,688	—	1,688	—

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$76,441	$76,441	$—	$—
Investment securities, held to maturity	200,448	—	201,085	—
Loans held for sale	3,094	—	—	3,094
Loans (excluding loan level hedges), net	2,661,026	—	—	2,585,879
Stock in FHLB	18,105	—	18,105	—
Interest receivable	16,244	—	16,244	—
Liabilities
Non-interest bearing deposits	$601,805	$601,805	$—	$—
Interest bearing deposits	2,279,198	—	2,156,487	—
Borrowings	564,157	—	560,057	—
Subordinated debentures	37,653	—	35,994	—
Interest payable	886	—	886	—

Note 12 – Accumulated Other Comprehensive Income

	September 30 2018	December 31 2017
Unrealized loss on securities available for sale	$(16,481)	$(3,937)
Unamortized gain on securities held to maturity, previously transferred from AFS	47	200
Unrealized loss on derivative instruments	24	(1,728)
Tax effect	3,447	1,914

Total accumulated other comprehensive loss	$(12,963)	$(3,551)

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

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of September 30, 2018 and December 31, 2017, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2018 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of September 30, 2018 and December 31, 2017 were as follows:

	Actual		Required for Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total capital[1] (to risk-weighted assets)
Consolidated	$417,728	13.31%	$251,097	8.00%	$290,331	9.25%	N/A	N/A
Bank	397,610	12.66%	251,262	8.00%	290,522	9.25%	$314,078	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	399,885	12.74%	188,323	6.00%	227,557	7.25%	N/A	N/A
Bank	379,767	12.09%	188,447	6.00%	227,706	7.25%	251,262	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	361,422	11.52%	141,242	4.50%	180,476	5.75%	N/A	N/A
Bank	379,767	12.09%	141,335	4.50%	180,595	5.75%	204,150	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	399,885	10.05%	159,098	4.00%	159,098	4.00%	N/A	N/A
Bank	379,767	9.53%	159,405	4.00%	159,405	4.00%	199,257	5.00%
December 31, 2017
Total capital[1] (to risk-weighted assets)
Consolidated	$384,800	12.91%	$238,543	8.00%	$275,816	9.25%	N/A	N/A
Bank	382,788	12.85%	238,386	8.00%	275,634	9.25%	$297,982	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	368,355	12.35%	178,907	6.00%	216,180	7.25%	N/A	N/A
Bank	366,343	12.29%	178,790	6.00%	216,038	7.25%	238,386	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	329,892	11.06%	134,181	4.50%	171,454	5.75%	N/A	N/A
Bank	366,343	12.29%	134,092	4.50%	171,340	5.75%	193,689	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	368,355	9.92%	148,503	4.00%	148,503	4.00%	N/A	N/A
Bank	366,343	9.89%	148,116	4.00%	148,116	4.00%	185,145	5.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 14 – Future Accounting Matters

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

The FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments modify the disclosure requirements in Topic 820 as follows:

Removals: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.

Modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of adoption of ASU 2018-13 and the impact on our accounting and disclosures.

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

FASB ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The FASB has issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018. We expect a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We are currently implementing third-party software that was purchased and are validating the data loaded into the solution. Our implementation team meets on a regular basis to oversee activities and monitor progress. Methodologies are still being evaluated at this time so the magnitude of any such adjustment or the overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

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

Note 16 – Business Combinations

On October 29, 2018, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Salin Bancshares, Inc. (“Salin”). Pursuant to the Merger Agreement, Salin will merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Salin Bank and Trust Company, a wholly-owned subsidiary of Salin, will merge with and into Horizon Bank, with Horizon Bank as the surviving bank.

The boards of directors of each of Horizon and Salin have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Salin shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the first quarter of 2019.

In connection with the Merger, shareholders of Salin will receive fixed consideration of 23,907.5 shares of Horizon common stock and $84,417.17 in cash for each share of Salin common stock. Based on the closing price of Horizon’s common stock on October 26, 2018 of $16.95 per share, the transaction value for the shares of common stock is approximately $135.3 million.

The Merger Agreement also provides for certain termination rights for both Horizon and Salin, and further provides that upon termination of the Merger Agreement under certain circumstances, Salin will be obligated to pay Horizon a termination fee.

As of September 30, 2018, Salin had total assets of approximately $918.4 million and total deposits of approximately $752.1 million and total loans of approximately $595.7 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

•	the impact of the Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	the risks presented by cyber terrorism and data security breaches, and the increasing costs of cybersecurity for the Company;

•	ability to contain costs and expenses;

•	an economic slowdown and/or possible recession;

•	the ability of the U.S. federal government to manage federal debt limits; and

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

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

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

Following are some highlights of Horizon’s financial performance through the first nine months of 2018:

•

Net income for the quarter ended September 30, 2018 was $13.1 million, or $0.34 diluted earnings per share, compared to $8.2 million, or $0.24 diluted earnings per share, for the quarter ended September 30, 2017 resulting in a 41.7% increase in diluted earnings per share.

•

Net income for the first nine months of 2018 was $40.0 million, or $1.04 diluted earnings per share, compared to $25.5 million, or $0.75 diluted earnings per share, for the first nine months of 2017 resulting in a 38.7% increase in diluted earnings per share. This represents the highest year-to-date net income and diluted earnings per share as of September 30th in the Company’s 145-year history.

•

Return on average assets was 1.26% for the third quarter of 2018 compared to 0.96% for the third quarter of 2017. Return on average assets for the first nine months of 2018 was 1.33% compared to 1.05% for the first nine months of 2017.

•

Return on average equity was 10.87% for the third quarter of 2018 compared to 8.92% for the third quarter of 2017. Return on average equity was 11.43% for the first nine months of 2018 compared to 9.59% for the first nine months of 2017.

•

Total loans increased by an annualized rate of 4.3%, or $31.8 million, during the three months ended September 30, 2018. Total loans, excluding loans held for sale and mortgage warehouse loans, increased by an annualized rate of 9.9%, or $70.5 million, during the three months ended September 30, 2018.

•

Total loans increased by an annualized rate of 5.9%, or $124.3 million, during the first nine months of 2018. Total loans, excluding loans held for sale and mortgage warehouse loans, increased by an annualized rate of 7.3%, or $148.5 million, during the first nine months of 2018.

•	Commercial loans increased by an annualized rate of 6.1%, or $25.6 million, during the third quarter of 2018.

•	Residential mortgage loans increased by an annualized rate of 10.4%, or $16.6 million, during the third quarter of 2018.

•	Consumer loans increased by an annualized rate of 22.1%, or $28.3 million, during the third quarter of 2018.

•	Total deposits increased by an annualized rate of 11.5%, or $247.6 million, during the first nine months of 2018.

•

Net interest income increased $5.9 million, or 21.1%, to $33.8 million for the three months ended September 30, 2018 compared to $27.9 million for the three months ended September 30, 2017. Net interest income increased $20.1 million, or 24.9%, to $100.7 million for the nine months ended September 30, 2018 compared to $80.6 million for the nine months ended September 30, 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

•

Net interest margin was 3.67% for the three months ended September 30, 2018 compared to 3.71% for the three months ended September 30, 2017. Net interest margin was 3.74% for the nine months ended September 30, 2018 and 3.77% for the nine months ended September 30, 2017.

•

Horizon’s tangible book value per share increased to $9.04 at September 30, 2018 compared to $8.48 and $8.25 at December 31, 2017 and September 30, 2017, respectively. This represents the highest tangible book value per share in the Company’s 145-year history.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2018, Horizon had core deposit intangibles of $10.9 million subject to amortization and $119.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2018 was $19.75 per share compared to a book value of $12.45 per common share.

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

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

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

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

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

Financial Condition

On September 30, 2018, Horizon’s total assets were $4.151 billion, an increase of approximately $186.3 million compared to December 31, 2017. The increase was primarily in net loans of $124.0 million, investment securities available for sale and held to maturity of $32.6 million and $23.4 million, respectively, and the cash value of life insurance of $11.6 million, which was offset by a decrease in cash and due from banks of $6.7 million.

Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$17,036	$16,572	$19,277	$19,052
State and municipal	159,812	156,675	148,045	149,564
Federal agency collateralized mortgage obligations	178,069	172,671	132,871	130,365
Federal agency mortgage-backed pools	193,461	185,975	211,487	208,657
Private labeled mortgage-backed pools	—	—	1,650	1,642
Corporate notes	10,408	10,412	272	385

Total available for sale investment securities	$558,786	$542,305	$513,602	$509,665

Held to maturity
State and municipal	$204,619	$200,424	$179,836	$180,397
Federal agency collateralized mortgage obligations	5,262	5,083	5,734	5,682
Federal agency mortgage-backed pools	13,967	13,651	14,878	15,006

Total held to maturity investment securities	$223,848	$219,158	$200,448	$201,085

Total loans increased $124.3 million since December 31, 2017 to $2.959 billion as of September 30, 2018. This increase was the result of an increase in consumer loans of $75.1 million, residential mortgage loans of $44.5 million and commercial loans of $28.9 million, offset by a decrease in mortgage warehouse loans of $23.1 million and loans held for sale of $1.1 million. The growth markets of Fort Wayne, Grand Rapids, Indianapolis and Kalamazoo contributed total loan growth of $70.6 million during the first nine months of 2018. Our experienced consumer loan team and increased focus on the consumer portfolio have been the main drivers for the increase in consumer loans.

Total deposits increased $247.6 million since December 31, 2017 to $3.129 billion as of September 30, 2018. Non-interest bearing transaction accounts and time deposits increased $19.7 million and $334.3 million, respectively, during the nine months ended September 30, 2018 which was offset by a decrease in interest-bearing deposits of $106.4 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

The Company decreased total borrowings from $564.2 million as of December 31, 2017 to $477.7 million as of September 30, 2018. At September 30, 2018, the Company had $329.6 million in short-term funds borrowed compared to $392.3 million at December 31, 2017. The decrease in borrowings was primarily due to the increase in deposits of $247.6 million from December 31, 2017.

Stockholders’ equity totaled $477.6 million at September 30, 2018 compared to $457.1 million at December 31, 2017. The increase in stockholders’ equity during the period was due to the generation of net income, net of dividends declared and a decrease in accumulated other comprehensive income. At September 30, 2018, the ratio of average stockholders’ equity to average assets was 11.62% compared to 11.70% at December 31, 2017. Book value per common share at September 30, 2018 increased to $12.45 compared to $11.93 at December 31, 2017.

Results of Operations

Overview

Consolidated net income for the three-month period ended September 30, 2018 was $13.1 million compared to $8.2 million for the same period in 2017. Earnings per common share for the three months ended September 30, 2018 were $0.34 basic and diluted, compared to $0.24 basic and diluted for the same three-month period in the previous year. The increase in net income and earnings per share from the previous year reflects increases in net interest income of $5.9 million and non-interest income of $665,000, partially offset by increases in provision for loan losses of $466,000, non-interest expense of $1.1 million and income tax expense of $91,000. Non-interest expense increased primarily due to an increase in salaries, employee benefits, data processing, loan expense, FDIC insurance expense and other losses. Excluding acquisition-related expenses, gain/loss on sale of investment securities and purchase accounting adjustments, net income for the third quarter of 2018 was $12.5 million or $0.32 diluted earnings per share compared to $9.2 million or $0.27 diluted earnings per share in the same period of 2017.

Consolidated net income for the nine-month period ended September 30, 2018 was $40.0 million compared to $25.5 million for the same period of 2017. Earnings per common share for the nine months ended September 30, 2018 were $1.04 basic and diluted, compared to $0.76 basic and $0.75 diluted for the same nine-month period in the previous year. The increase in net income and earnings per share from the previous year reflects increases in net interest income of $20.1 million and non-interest income of $2.1 million and a decrease in income tax expense of $1.2 million, partially offset by increases in provision for loan losses of $1.0 and non-interest expense of $7.9 million. Non-interest expense increased primarily due to an increase in salaries, employee benefits, net occupancy expenses, data processing, loan expense, other losses and other expense. Excluding acquisition-related expenses, gain/loss on sale of investment securities, death benefit on bank owned life insurance and purchase accounting adjustments, net income for the nine months ended September 30, 2018 was $36.4 million or $0.94 diluted earnings per share compared to $25.4 million or $0.75 diluted earnings per share in the same period of 2017.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$3,840	$24	2.48%	$6,770	$24	1.41%
Interest-earning deposits	24,494	104	1.68%	20,157	49	0.96%
Investment securities - taxable	421,681	2,611	2.46%	426,145	2,094	1.95%
Investment securities - non-taxable(1)	324,289	2,010	3.11%	296,716	1,790	3.36%
Loans receivable(2)(3)	2,942,835	37,522	5.07%	2,328,823	28,113	4.82%

Total interest-earning assets(1)	3,717,139	42,271	4.58%	3,078,611	32,070	4.25%
Non-interest-earning assets
Cash and due from banks	45,864			41,465
Allowance for loan losses	(17,090)			(15,135)
Other assets	359,183			278,721

Total average assets	$4,105,096			$3,383,662

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,438,450	$5,023	0.82%	$1,961,998	$1,841	0.37%
Borrowings	496,054	2,876	2.30%	460,878	1,753	1.51%
Subordinated debentures	36,570	600	6.51%	36,386	597	6.51%

Total interest-bearing liabilities	2,971,074	8,499	1.13%	2,459,262	4,191	0.68%
Non-interest-bearing liabilities
Demand deposits	640,983			540,109
Accrued interest payable and other liabilities	16,080			20,915
Stockholders’ equity	476,959			363,376

Total average liabilities and stockholders’ equity	$4,105,096			$3,383,662

Net interest income/spread		$33,772	3.44%		$27,879	3.58%

Net interest income as a percent of average interest-earning assets(1)			3.67%			3.71%

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

Net interest income during the three months ended September 30, 2018 was $33.8 million, an increase of $5.9 million from the $27.9 million earned during the same period in 2017. Yields on the Company’s interest-earning assets increased by 33 basis points to 4.58% for the three months ending September 30, 2018 from 4.25% for the three months ended September 30, 2017. Interest income increased $10.2 million from $32.1 million for the three months ended September 30, 2017 to $42.3 million for the same period in 2018. This was due to an increase in average interest-earning assets through organic and acquisition-related growth, in addition to an increase in yield. Interest income from acquisition-related purchase accounting adjustments was $789,000 million for the three months ending September 30, 2018 compared to $661,000 for the same period of 2017.

Rates paid on interest-bearing liabilities increased by 45 basis points for the three-month period ended September 30, 2018 compared to the same period in 2017 due to increases in the cost of interest-bearing deposits and borrowings. Interest expense increased $4.3 million compared to the three-month period ended September 30, 2017 to $8.5 million for the same period in 2018. This increase was due to higher average balances of interest-bearing deposits and borrowings in addition to the higher rates paid on both. Average balances of interest-bearing deposits increased $476.5 million and were due to the acquisitions of Lafayette and Wolverine during the third and fourth quarters of 2017, as well as organic growth during the first nine months of 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

The net interest margin decreased 4 basis points from 3.71% for the three-month period ended September 30, 2017 to 3.67% for the same period in 2018. The decrease in the margin for the three-month period ended September 30, 2018 compared to the same period in 2017 was due to an increase in the cost of interest-bearing liabilities and the impact of the lower income tax rate on non-taxable interest-earning assets, offset by an increase in the yield of taxable interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.59% for the three-month period ending September 30, 2018 compared to 3.63% for the same period in 2017.

The following are the average balance sheets for the nine months ending (dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$2,845	$53	2.49%	$3,857	$35	1.21%
Interest-earning deposits	25,411	300	1.58%	24,177	201	1.11%
Investment securities - taxable	413,617	7,379	2.39%	416,323	6,581	2.11%
Investment securities - non-taxable(1)	313,168	5,745	3.00%	286,007	5,193	3.39%
Loans receivable(2)(3)	2,855,236	108,961	5.06%	2,210,295	79,699	4.83%

Total interest-earning assets(1)	3,610,277	122,438	4.55%	2,940,659	91,709	4.27%
Non-interest-earning assets
Cash and due from banks	44,605			42,004
Allowance for loan losses	(16,686)			(15,069)
Other assets	383,615			279,706

Total average assets	$4,021,811			$3,247,300

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,382,864	$11,814	0.66%	$1,967,457	$5,315	0.36%
Borrowings	504,349	8,127	2.15%	357,932	4,028	1.50%
Subordinated debentures	36,524	1,764	6.46%	36,339	1,721	6.33%

Total interest-bearing liabilities	2,923,737	21,705	0.99%	2,361,728	11,064	0.63%
Non-interest-bearing liabilities
Demand deposits	613,866			510,230
Accrued interest payable and other liabilities	16,341			20,221
Stockholders’ equity	467,867			355,121

Total average liabilities and stockholders’ equity	$4,021,811			$3,247,300

Net interest income/spread		$100,733	3.55%		$80,645	3.64%

Net interest income as a percent of average interest-earning assets(1)			3.74%			3.77%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

Net interest income during the nine months ended September 30, 2018 was $100.7 million, an increase of $20.1 million from the $80.6 million earned during the same period in 2017. Yields on the Company’s interest-earning assets increased by 28 basis points to 4.55% for the nine months ending September 30, 2018 from 4.27% for the nine months ended September 30, 2017. Interest income increased $30.7 million from $91.7 million for the nine months ended September 30, 2017 to $122.4 million for the same period in 2018. This was due to an increase in average interest-earning assets through organic and acquisition-related growth, in addition to an increase in yield. Interest income from acquisition-related purchase accounting adjustments was $4.5 million for the nine months ending September 30, 2018 compared to $2.6 million for the same period of 2017.

Rates paid on interest-bearing liabilities increased by 36 basis points for the nine-month period ended September 30, 2018 compared to the same period in 2017 due to increases in the cost of interest-bearing deposits and borrowings. Interest expense increased $10.6 million compared to the nine-month period ended September 30, 2017 to $21.7 million for the same period in 2018. This increase was due to higher average balances of interest-bearing deposits and borrowings in addition to the higher rates paid on both. Average balances of interest-bearing deposits increased $415.4 million and were due to the acquisitions of Lafayette and Wolverine during the third and fourth quarters of 2017, as well as organic growth during the first nine months of 2018.

The net interest margin decreased 3 basis points from 3.77% for the nine-month period ended September 30, 2017 to 3.74% for the nine-month periods ended September 30, 2018. The increase in the cost of interest-bearing liabilities and the impact of the lower income tax rate on non-taxable interest-earning assets was offset by an increase in the yield of taxable interest-earning assets when comparing the nine-month periods ended September 30, 2017 and 2018. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.58% for the nine-month period ending September 30, 2018 compared to 3.65% for the same period in 2017.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended September 30, 2018, a provision of $1.2 million was required to adequately fund the ALLL compared to $710,000 for the same period of 2017. Commercial loan net charge-offs during the three-month period ended September 30, 2018 were $179,000, residential mortgage loans had a net recovery of $2,000 and consumer loan net charge-offs were $272,000. The increase in the provision for loan losses in the third quarter of 2018 compared to the same period of 2017 was due to an increase in specific allocations of approximately $485,000, along with additional general and non-specific allocations for loan growth in new markets, higher than anticipated growth of the indirect loan portfolio and an increase in allocation for other economic factors, including the potential of a recession. The ALLL balance at September 30, 2018 was $17.8 million or 0.60% of total loans. This compares to an ALLL balance of $16.4 million at December 31, 2017 or 0.58% of total loans.

For the nine-month period ended September 30, 2018, the provision for loan losses totaled $2.4 million compared to $1.4 million in the same period of 2017. The increase in the provision for loan losses was due to an increase in specific allocations of approximately $485,000, along with additional general and non-specific allocations for loan growth in new markets, higher than anticipated growth of the indirect loan portfolio and an increase in allocation for other economic factors, including the potential of a recession.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.75% as of September 30, 2018. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.06% as of September 30, 2018. The table below illustrates Horizon’s loan loss reserve ratio composition as of September 30, 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

Non-GAAP Allowance for Loan and Lease Loss Detail

As of September 30, 2018

(Dollars in Thousands, Unaudited)

	Pre-discount Loan Balance	Allowance for Loan Losses (ALLL)	Loan Discount	ALLL + Loan Discount	Loans, net	ALLL/ Pre-discount Loan Balance	Loan Discount/ Pre-discount Loan Balance	ALLL+Loan Discount/ Pre-discount Loan Balance
Horizon Legacy	$2,362,215	$17,677	N/A	$17,677	$2,344,538	0.75%	0.00%	0.75%
Heartland	9,572	—	702	702	8,870	0.00%	7.33%	7.33%
Summit	26,226	—	1,617	1,617	24,609	0.00%	6.17%	6.17%
Peoples	93,282	—	2,081	2,081	91,201	0.00%	2.23%	2.23%
Kosciusko	42,790	—	677	677	42,113	0.00%	1.58%	1.58%
LaPorte	99,931	106	3,136	3,242	96,689	0.11%	3.14%	3.25%
CNB	5,076	—	136	136	4,940	0.00%	2.68%	2.68%
Lafayette	105,797	15	1,935	1,950	103,847	0.01%	1.83%	1.84%
Wolverine	214,477	—	3,245	3,245	211,232	0.00%	1.51%	1.51%

Total	$2,959,366	$17,798	$13,529	$31,327	$2,928,039	0.60%	0.46%	1.06%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2018.

Non-performing loans totaled $14.5 million as of September 30, 2018, down from $16.4 million as of December 31, 2017. Non-performing real estate and consumer loans decreased by $2.0 million and $927,000, respectively, at September 30, 2018 compared to December 31, 2017. Non-performing commercial loans increased $1.0 million at September 30, 2018 compared to December 31, 2017.

Other Real Estate Owned (OREO) and repossessed assets totaled $2.3 million at September 30, 2018 compared to $838,000 on December 31, 2017 and $1.8 million on September 30, 2017. The majority of this increase was due to several bank owned properties acquired through acquisitions and listed for sale being re-classified to other real estate owned and recorded at fair value during the second quarter of 2018.

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
	September 30 2018	September 30 2017	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$2,009	$1,672	$337	20.2%
Wire transfer fees	160	175	(15)	-8.6%
Interchange fees	1,410	1,251	159	12.7%
Fiduciary activities	1,855	1,887	(32)	-1.7%
Gain on sale of investment securities	(122)	6	(128)	-2133.3%
Gain on sale of mortgage loans	1,839	1,950	(111)	-5.7%
Mortgage servicing net of impairment	563	369	194	52.6%
Increase in cash surrender value of bank owned life insurance	503	474	29	6.1%
Other income	469	237	232	97.9%

Total non-interest income	$8,686	$8,021	$665	8.3%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

Total non-interest income was $665,000 higher during the third quarter of 2018 compared to the same period of 2017. Service charges on deposit accounts increased $337,000 and interchange fees increased by $159,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the third quarter of 2018 generated $1.8 million of income from the gain on sale of mortgage loans, down from $1.9 million for the same period in 2017.

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Nine Months Ended
	September 30	September 30	Amount Change	Percent Change
	2018	2017
Non-interest Income
Service charges on deposit accounts	$5,804	$4,638	$1,166	25.1%
Wire transfer fees	490	503	(13)	-2.6%
Interchange fees	4,293	3,809	484	12.7%
Fiduciary activities	5,598	5,752	(154)	-2.7%
Gain on sale of investment securities	(111)	38	(149)	-392.1%
Gain on sale of mortgage loans	5,158	5,918	(760)	-12.8%
Mortgage servicing net of impairment	1,423	1,175	248	21.1%
Increase in cash surrender value of bank owned life insurance	1,380	1,346	34	2.5%
Death benefit on bank owned life insurance	154	—	154	0.0%
Other income	1,747	613	1,134	185.0%

Total non-interest income	$25,936	$23,792	$2,144	9.0%

Total non-interest income was $2.1 million higher during the first nine months of 2018 compared to the same period of 2017. Service charges on deposit accounts increased $1.2 million and interchange fees increased by $484,000 primarily due to overall company growth and increased volume. Residential mortgage loan activity during the first nine months of 2018 generated $5.2 million of income from the gain on sale of mortgage loans, down $760,000 from the same period in 2017. The decrease in the gain on sale of mortgage loans was due to a decrease in the volume of mortgage loans sold from $163.9 million during the first nine months of 2017 to $146.1 million during the same period of 2018. Total mortgage loan originations, including mortgage loans sold, increased to $281.9 million for the first nine months of 2018 compared to $271.4 million for the same period of 2017.

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	September 30	September 30	Amount Change	Percent Change
	2018	2017
Non-interest Expense
Salaries	$10,468	$9,245	$1,223	13.2%
Commission and bonuses	1,391	1,413	(22)	-1.6%
Employee benefits	2,484	2,253	231	10.3%
Net occupancy expenses	2,495	2,400	95	4.0%
Data processing	1,759	1,502	257	17.1%
Professional fees	437	649	(212)	-32.7%
Outside services and consultants	1,204	2,504	(1,300)	-51.9%
Loan expense	1,722	1,215	507	41.7%
FDIC deposit insurance	396	270	126	46.7%
Other losses	161	58	103	177.6%
Other expenses	3,103	3,004	99	3.3%

Total non-interest expense	$25,620	$24,513	$1,107	4.5%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

Total non-interest expense was $1.1 million higher in the third quarter of 2018 compared to the same period of 2017. The increase was primarily due to an increase in salaries and employee benefits of $1.5 million, loan expense of $507,000, data processing of $257,000, FDIC insurance expense of $126,000 and other losses of $103,000. The increase in salaries and employee benefits, data processing and FDIC insurance expense reflect overall company growth and the acquisitions of Lafayette Community Bancorp and Wolverine Bancorp, Inc. during the third and fourth quarters of 2017. Loan expense increased due to a higher level of loan originations and indirect dealer reserve costs expenses when compared to the third quarter of 2017. Other losses increased primarily due to write-downs on other bank owned properties and additional accruals for a potential loss on a fiduciary account recorded during the third quarter of 2018.

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Nine Months Ended
	September 30	September 30	Amount Change	Percent Change
	2018	2017
Non-interest Expense
Salaries	$30,585	$26,867	$3,718	13.8%
Commission and bonuses	4,247	3,863	384	9.9%
Employee benefits	7,693	6,356	1,337	21.0%
Net occupancy expenses	7,981	7,048	933	13.2%
Data processing	5,062	4,311	751	17.4%
Professional fees	1,314	1,797	(483)	-26.9%
Outside services and consultants	3,735	4,991	(1,256)	-25.2%
Loan expense	4,504	3,572	932	26.1%
FDIC deposit insurance	1,051	776	275	35.4%
Other losses	576	186	390	209.7%
Other expenses	9,651	8,755	896	10.2%

Total non-interest expense	$76,399	$68,522	$7,877	11.5%

Total non-interest expense was $7.9 million higher for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. The increase was primarily due to increases in salaries and employee benefits of $5.4 million, net occupancy expenses of $933,000, loan expense of $932,000, other expense of $896,000, data processing of $751,000 and other losses of $390,000. The increase in salaries and employee benefits, net occupancy expense, other expense and data processing expense reflect overall company growth and recent acquisitions. Loan expense increased due to a higher level of loan originations and indirect dealer reserve costs during the nine months ended September 30, 2018 when compared to the same period of 2017. Offsetting these increases was a decrease of $1.3 million and $483,000 in outside services and consultants expense and professional fees, respectively, primarily due to acquisition-related expenses in 2017.

Income Taxes

Income tax expense totaled $2.6 million for the third quarter of 2018, an increase of $91,000 when compared to the third quarter of 2017. The increase was primarily due to an increase in income before income tax of $5.0 million which was offset by the impact of the new corporate tax rate which was signed into law at the end of 2017 reducing the effective federal tax rate from 35% to 21% and the benefits from the exercising of stock options.

Income tax expense totaled $7.9 million for the nine months ended September 30, 2018, a decrease of $1.2 million when compared to the nine months ended September 30, 2017. The decrease was primarily due to the impact of the new corporate tax rate which was signed into law at the end of 2017 reducing the effective federal tax rate from 35% to 21% and the benefits from the exercising of stock options. This decrease was offset by an increase in income before income taxes of $13.3 million when comparing the first nine months of 2018 to the same period of 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2018, cash and cash equivalents decreased by approximately $6.7 million. At September 30, 2018, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $405.1 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $127.2 million at December 31, 2017 and $236.3 million at September 30, 2017. The Bank had approximately $600.5 million of unpledged investment securities at September 30, 2018 compared to $518.2 million at December 31, 2017 and $531.2 million at September 30, 2017.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2018. Stockholders’ equity totaled $477.6 million as of September 30, 2018, compared to $457.1 million as of December 31, 2017. For the nine months ended September 30, 2018, the ratio of average stockholders’ equity to average assets was 11.62% compared to 11.15% for the twelve months ended December 31, 2017. The increase in stockholders’ equity during the period was the result of the generation of net income, net of dividends declared.

Horizon declared common stock dividends in the amount of $0.30 per share during the first nine months of 2018 and $0.25 per share for the same period of 2017. The dividend payout ratio (dividends as a percent of basic earnings per share) was 28.8% and 32.4% for the first nine months of 2018 and 2017, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2018	2018	2017	2018	2017
Non-GAAP Reconciliation of Net Interest Margin
Net interest income as reported	$33,772	$33,550	$27,879	$100,733	$80,645
Average interest-earning assets	3,717,139	3,638,801	3,078,611	3,610,277	2,940,659
Net interest income as a percentage of average interest-earning assets (“Net Interest Margin”)	3.67%	3.78%	3.71%	3.74%	3.77%
Acquisition-related purchase accounting adjustments (“PAUs”)	$(789)	$(1,634)	$(661)	$(4,460)	$(2,616)

Core net interest income	$32,983	$31,916	$27,218	$96,273	$78,029

Core net interest margin	3.59%	3.60%	3.63%	3.58%	3.65%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands, Except per Share Data, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2018	2018	2017	2018	2017
Non-GAAP Reconciliation of Net Income
Net income as reported	$13,065	$14,115	$8,171	$39,984	$25,467
Merger expenses	—	—	2,013	—	2,213
Tax effect	—	—	(516)	—	(586)

Net income excluding merger expenses	13,065	14,115	9,668	39,984	27,094
Loss (gain) on sale of investment securities	122	—	(6)	111	(38)
Tax effect	(25)	—	2	(23)	13

Net income excluding gain on sale of investment securities	13,162	14,115	9,664	40,072	27,069
Death benefit on bank owned life insurance (“BOLI”)	—	(154)	—	(154)	—
Tax effect	—	32	—	32	—

Net income excluding death benefit on BOLI	13,162	13,993	9,664	39,950	27,069
Acquisition-related purchase accounting adjustments (“PAUs”)	(789)	(1,634)	(661)	(4,460)	(2,616)
Tax effect	166	343	231	937	916

Core Net Income	$12,539	$12,702	$9,234	$36,427	$25,369

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share (“EPS”) as reported	$0.34	$0.37	$0.24	$1.04	$0.75
Merger expenses	—	—	0.06	—	0.07
Tax effect	—	—	(0.01)	—	(0.01)

Diluted EPS excluding merger expenses	0.34	0.37	0.29	1.04	0.81
Loss (gain) on sale of investment securities	—	—	—	—	—
Tax effect	—	—	—	—	—

Diluted EPS excluding gain on sale of investment securities	0.34	0.37	0.29	1.04	0.81
Death benefit on BOLI	—	—	—	—	—
Tax effect	—	—	—	—	—

Diluted EPS excluding death benefit on BOLI	0.34	0.37	0.29	1.04	0.81
Acquisition-related PAUs	(0.02)	(0.04)	(0.02)	(0.12)	(0.08)
Tax effect	—	—	—	0.02	0.02

Core Diluted EPS	$0.32	$0.33	$0.27	$0.94	$0.75

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands Except per Share Data, Unaudited)

	September 30	June 30	March 31	December 31	September 30
	2018	2018	2018	2017	2017
Total stockholders’ equity	$477,594	$470,535	$460,416	$457,078	$392,055
Less: Intangible assets	130,755	131,239	131,724	132,282	103,244

Total tangible stockholders’ equity	$346,839	$339,296	$328,692	$324,796	$288,811

Common shares outstanding	38,367,890	38,362,640	38,332,853	38,294,729	34,988,189
Tangible book value per common share	$9.04	$8.84	$8.57	$8.48	$8.25

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

Non-GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity

(Dollars in Thousands, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2018	2018	2017	2018	2017
Non-GAAP Reconciliation of Return on Average Assets
Average assets	$4,105,096	$4,017,551	$3,383,662	$4,021,811	$3,247,300
Return on average assets (“ROAA”) as reported	1.26%	1.41%	0.96%	1.33%	1.05%
Merger expenses	0.00%	0.00%	0.24%	0.00%	0.09%
Tax effect	0.00%	0.00%	-0.06%	0.00%	-0.03%

ROAA excluding merger expenses	1.26%	1.41%	1.14%	1.33%	1.11%
Gain on sale of investment securities	0.01%	0.00%	0.00%	0.00%	0.00%
Tax effect	0.00%	0.00%	0.00%	0.00%	0.00%

ROAA excluding gain on sale of investment securities	1.27%	1.41%	1.14%	1.33%	1.11%
Death benefit on bank owned life insurance (“BOLI”)	0.00%	-0.02%	0.00%	-0.01%	0.00%
Tax effect	0.00%	0.00%	0.00%	0.00%	0.00%

ROAA excluding death benefit on BOLI	1.27%	1.39%	1.14%	1.32%	1.11%
Acquisition-related purchase accounting adjustments (“PAUs”)	-0.08%	-0.16%	-0.08%	-0.15%	-0.11%
Tax effect	0.02%	0.03%	0.03%	0.03%	0.04%

Core ROAA	1.21%	1.26%	1.09%	1.20%	1.04%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$476,959	$465,968	$363,376	$467,867	$355,121
Return on average common equity (“ROACE”) as reported	10.87%	12.15%	8.92%	11.43%	9.59%
Merger expenses	0.00%	0.00%	2.20%	0.00%	0.83%
Tax effect	0.00%	0.00%	-0.56%	0.00%	-0.22%

ROACE excluding merger expenses	10.87%	12.15%	10.56%	11.43%	10.20%
Gain on sale of investment securities	0.10%	0.00%	-0.01%	0.03%	-0.01%
Tax effect	-0.02%	0.00%	0.00%	-0.01%	0.00%

ROACE excluding gain on sale of investment securities	10.95%	12.15%	10.55%	11.45%	10.19%
Death benefit on bank owned life insurance (“BOLI”)	0.00%	-0.13%	0.00%	-0.04%	0.00%
Tax effect	0.00%	0.03%	0.00%	0.01%	0.00%

ROACE excluding death benefit on BOLI	10.95%	12.05%	10.55%	11.42%	10.19%
Acquisition-related purchase accounting adjustments (“PAUs”)	-0.66%	-1.41%	-0.72%	-1.27%	-0.98%
Tax effect	0.14%	0.30%	0.25%	0.27%	0.34%

Core ROACE	10.43%	10.94%	10.08%	10.42%	9.55%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

For the Three and Nine Months ended September 30, 2018 and 2017

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2017 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2017 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of September 30, 2018, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2018, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Part II – Other Information

For the Three and Nine Months ended September 30, 2018 and 2017

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

For the Three and Nine Months ended September 30, 2018 and 2017

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

HORIZON BANCORP, INC.

Dated:	November 9, 2018	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated:	November 9, 2018	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer