Form 10-K
period 2018-12-31
HORIZON BANCORP INC /IN/
filed 2019-02-28
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average sale price of such stock as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $763.7 million.

As of February 27, 2019, the registrant had 38,375,407 shares of common stock outstanding.

Documents Incorporated by Reference

Part of Form 10-K into which
Document	portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its	Part III
May 2, 2019 annual meeting of shareholders

HORIZON BANCORP, INC.

2018 Annual Report on Form 10-K

HORIZON BANCORP, INC.

2018 Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

A cautionary note about forward-looking statements: In addition to historical information, information included and incorporated by reference in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. Horizon Bancorp, Inc. (“Horizon”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking those safe-harbor provisions. Forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about Horizon’s financial and business performance as well as economic and market conditions. They often can be identified by the use of words such as “expect,” “may,” “likely,” “could,” “should,” “will,” “intend,” “project,” “estimate,” “believe,” “anticipate,” “seek,” “plan,” “goals,” “strategy,” “future” and variations of such words and similar expressions.

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

Although management believes that the expectations reflected in forward-looking statements are reasonable, actual results may differ materially, whether adversely or positively, from the expectations of Horizon that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause Horizon’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to the following:

•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes and the outflow of deposits;

•	loss of key Horizon personnel;

•	increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;

•	loss of fee income, including interchange fees, as new and emerging alternative payment platforms (e.g., Apple Pay or Bitcoin) take a greater market share of the payment systems;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending and acquisition activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•

legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•

the impact of whole or partial dismantling of provisions of the Dodd-Frank Act under the current federal administration, including the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act;

•	the impact of the Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

HORIZON BANCORP, INC.

•	rapid technological developments and changes;

•	the risks presented by cyber terrorism and data security breaches;

•	the rising costs of effective cybersecurity;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits;

•

the potential influence on the U.S. financial markets and economy from material changes outside the U.S. or in overseas relations, including changes in U.S. trade relations related to imposition of tariffs, Brexit, and the phase out in 2021 of the London Interbank Offered Rate (“LIBOR”); and

•

the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

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

General

Horizon Bancorp, Inc. (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in the Northern and Central regions of Indiana and the Southern, Central and Great Lakes Bay regions of Michigan through its bank subsidiary, Horizon Bank (“Horizon Bank” or the “Bank”) and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. Prior to that date, Horizon was chartered as a national banking association founded in 1873. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.

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

HORIZON BANCORP, INC.

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

As of December 31, 2018, Salin had total assets of approximately $929.4 million, total deposits of approximately $749.5 million and total loans of approximately $593.7 million.

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

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and the Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the merger agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 1.4153 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate,

HORIZON BANCORP, INC.

LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte Bancorp stockholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 5,132,232 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $12.24 per share of Horizon common stock, less the consideration used to pay off LaPorte Bancorp’s ESOP loan receivable, the transaction had an implied valuation of approximately $98.6 million. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and the Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the merger agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 6.7775 shares of Horizon common stock for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consisted of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko stockholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 1,310,145 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $11.04 per share of Horizon common stock, the transaction had an implied valuation of approximately $23.0 million. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

On July 1, 2015, Horizon completed the acquisition of Peoples Bancorp, an Indiana corporation (“Peoples”) and the Bank’s acquisition of Peoples Federal Savings Bank of DeKalb County (“Peoples FSB”), through mergers effective July 1, 2015. Under the terms of the acquisition, the exchange ratio was 2.1375 shares of Horizon common stock and $9.75 in cash for each outstanding share of Peoples common stock. Peoples shareholders owning fewer than 100 shares of common stock received $33.14 in cash for each common share. Peoples shares outstanding at the closing were 2,311,858, and the shares of Horizon common stock issued to Peoples shareholders totaled 4,932,454. Horizon’s stock price was $11.25 per share at the close of business on July 1, 2015. Based upon these numbers, the total value of the consideration for the acquisition was $78.1 million. As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base, reductions in transaction costs and reduced costs through economies of scale.

On April 3, 2014 Horizon completed its acquisition of SCB Bancorp, Inc. (“Summit”) and the Bank’s acquisition of Summit Community Bank, through mergers effective as of that date. Under the final terms of the acquisition, the exchange ratio was 1.1034 shares of Horizon’s common stock and $5.15 in cash for each share of Summit common stock outstanding. Summit shares outstanding at the closing were 1,164,442, and the shares of Horizon common stock issued to Summit shareholders totaled 1,284,345. Horizon’s stock price was $9.88 per share at the close of business on April 3, 2014. Based upon these numbers, the total value of the consideration for the acquisition was $18.9 million (not including the retirement of Summit debt). As a result of the acquisition, the Company experienced, and expects to continue to experience, increases in its deposit base, reductions in transaction costs and reduced costs through economies of scale.

The Bank maintains 63 full service offices and 3 loan and deposit production offices. At December 31, 2018, the Bank had total assets of $4.25 billion and total deposits of $3.14 billion. The Bank has wholly-owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust, The Loan Store, Inc. and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain life insurance products through a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies. The Loan Store, Inc. does not presently engage in any business activities. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.

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

HORIZON BANCORP, INC.

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

The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2018, revenues from loans accounted for 73.5% of the total consolidated revenue, and revenues from investment securities accounted for 9.1% of total consolidated revenue.

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

Employees

The Company and its subsidiaries employed approximately 716 full and part-time employees as of December 31, 2018.

Competition

Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of areas throughout the northern, northwestern, northeastern and central regions of the state of Indiana along with the southern, central and Great Lakes Bay regions of the state of Michigan. The Bank’s primary market is further defined by the Indiana counties of La Porte, Lake, Porter, St. Joseph, Elkhart, Kosciusko, LaGrange, DeKalb, Noble, Whitley, Allen, Fountain, Tippecanoe, Hamilton, Marion and Johnson, as well as the Michigan counties of Berrien, Cass, St. Joseph, Kalamazoo, Ingham, Midland, Saginaw, Oakland and Ottawa. The Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions and other non-bank and digital financial service providers. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies.

Horizon was the largest of the eight bank and thrift institutions in La Porte County with a 54.99% market share, as of June 30, 2018. In July 2016, Horizon completed its acquisition of The LaPorte Savings Bank adding its market share and a net of four branches located in La Porte County. In Porter County, Horizon was the fifth largest of 12 institutions with a market share of 10.93%. As of June 30, 2018, Horizon held 1.70% of the market share in Lake County. Horizon entered Kosciusko County in June 2016 through its acquisition of Farmers State Bank. As of June 30, 2018, Horizon held a market share of 7.63% and was ranked fourth out of 10 institutions in Kosciusko County. Horizon entered the Indiana counties of Allen, DeKalb, LaGrange, Noble and Whitley in 2015 through its acquisition of Peoples FSB. As of June 30, 2018, Horizon was the second largest of the 11 bank and thrift institutions in DeKalb County with a market share of 21.96%, followed by market shares of 7.97% in Whitley County; 7.63% in Noble County; 5.33% in LaGrange County; and less than 1% in Allen County. Horizon’s market share in the counties of St. Joseph and Elkhart were less than 1% at June 30, 2018. At June 30, 2018, Horizon held a 10.49% market share in Fountain County, which it entered in late 2016 through the acquisition of Central National Bank and Trust. On September 1, 2017, Horizon acquired Lafayette Community Bank and entered Tippecanoe County. At June 30, 2018, Horizon ranked fifth out of 15 institutions in Tippecanoe County with a 11.06% market share. In 2012, Horizon entered Johnson County through its acquisition of Heartland Bank and ranked second of the 19 institutions with a market share of 12.24%, as of June 30, 2018. Horizon’s market share of deposits was less than 1% each in Hamilton and Marion Counties.

HORIZON BANCORP, INC.

Horizon was the fourth largest of the 10 bank and thrift institutions in Berrien County with an 8.88% market share, as of June 30, 2018. The branches acquired from Peoples FSB in Michigan are located in Cass, St. Joseph and Kalamazoo Counties where Horizon held market share of 6.18%, 4.62% and 1.36%, respectively, as of June 30, 2018. Horizon entered Ingham County through its acquisition of Summit Community Bank in 2014 and held 2.26% market share as of June 30, 2018. On October 17, 2017, Horizon acquired Wolverine Bank and entered Midland and Saginaw counties. At June 30, 2018, Horizon was the second largest of seven institutions in Midland County with a 6.32% market share. Horizon held less than 1% market share in Saginaw County and Kent County, Michigan at June 30, 2018. (Source: FDIC Summary of Deposits Market Share Reports, available at www.fdic.gov.)

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

HORIZON BANCORP, INC.

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

Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2018, please refer to the subsection titled “Capital Regulation” in this “Regulation and Supervision” section.

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

HORIZON BANCORP, INC.

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

Also as a consequence of the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed in 2011 from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. The initial base assessment rates ranged from 5-35 basis points. For small Risk Category I banks, such as Horizon Bank, the rates ranged from 5-9 basis points.

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

Horizon’s FDIC deposit insurance expense decreased $513,000 during 2017 compared to 2016 as a result of the new assessment rate schedule effective July 1, 2016. Horizon’s FDIC deposit insurance expense increased $398,000 during 2018 compared to 2017 primarily due to an increase in average consolidated total assets.

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

FDIC-insured institutions are also subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the insolvent Federal Savings and Loan Insurance Corporation, an early predecessor of the DIF. The FICO bonds were scheduled to be repaid between 2017 and 2019, and the last bond is now scheduled to be repaid in September 2019. For 2018, the Bank paid 0.46 basis points for each $100 of insured deposits for the first quarter, 0.44 basis points for the second quarter, and 0.32 basis points for the third and fourth quarters. The assessment rate was further reduced to 0.14 basis points for the first quarter of 2019. The Federal Housing Finance Agency, which is the agency authorized by Congress to prescribe regulations relating to FICO, recently adopted a final rule effective January 7, 2019, that projects that the last FICO assessment on institutions like Horizon Bank will be collected on the March 29, 2019, FDIC Quarterly Certified Statement Invoice.

HORIZON BANCORP, INC.

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

Effective January 1, 2015 (subject to certain phase-in provisions through January 1, 2019), the Company became subject to new federal banking rules implementing changes arising from Dodd-Frank and the U.S. Basel Committee on Banking Supervision, providing a capital framework for all U.S. banks and bank holding companies (“Basel III”). Basel III increased the minimum requirements for both the quantity and quality of capital held by Horizon and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% (increased from 4.0%), a total capital ratio of 8.0% (unchanged from prior rules) and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of certain bonuses to senior executive management. The capital conservation buffer requirement was phased in over three years beginning in 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis.

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

HORIZON BANCORP, INC.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, which could change the regulatory capital requirements applicable to Horizon. The Regulatory Relief Act was enacted to modify or remove certain financial reform rules and regulations, including some implemented under the Dodd-Frank Act. Of particular significance for financial institutions and their holding companies with total consolidated assets of less than $10 billion, the Regulatory Relief Act directs the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% to 10% to replace the leverage and risk-based regulatory capital ratios. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital ratios, and any qualifying depository institution that exceeds the new ratio will be considered to be “well-capitalized” under the prompt correction action rules.

Horizon’s management believes that, as of December 31, 2018, Horizon and the Bank met all capital adequacy requirements under the Basel III capital rules currently in effect.

The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2018.

	Actual		Required for Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital[1] (to risk-weighted assets)
Consolidated	$427,616	13.39%	$255,419	8.00%	$315,283	9.875%	N/A	N/A
Bank	396,755	12.43%	255,419	8.00%	315,283	9.875%	$319,274	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	409,760	12.83%	191,565	6.00%	251,429	7.875%	N/A	N/A
Bank	378,899	11.87%	191,565	6.00%	251,429	7.875%	255,420	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	371,297	11.63%	143,673	4.50%	203,537	6.375%	N/A	N/A
Bank	378,899	11.87%	143,674	4.50%	203,537	6.375%	207,528	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	409,760	10.12%	162,033	4.00%	162,033	4.000%	N/A	N/A
Bank	378,899	9.34%	162,327	4.00%	162,327	4.000%	202,908	5.00%

[1]	As defined by regulatory agencies

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

HORIZON BANCORP, INC.

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

New prompt corrective action requirements that became effective January 1, 2015, increased the capital level requirements necessary to qualify as “well capitalized.” At December 31, 2018, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier 1 risk-based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk-based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Banking regulators may change these capital requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. For instance, when established, the new Community Bank Leverage Ratio prescribed by the Regulatory Relief Act will set the standard for a “well-capitalized” institution for purposes of “prompt corrective action.” The Company is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.

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

The Bank Secrecy Act of 1970, which was amended to incorporate certain provisions of the USA PATRIOT Act of 2001, also focuses on combating money laundering and terrorist financing and requires financial institutions to develop policies, procedures and practices to prevent, detect and deter these activities, including customer identification programs and procedures for filing suspicious activity reports. Banks had until May 2018 at the latest to update their policies with respect to new customer due diligence regulations adopted by the U.S. Department of the Treasury under the Bank Secrecy Act. During 2018, Horizon Bank implemented the Fifth Pillar of the Bank Secrecy Act (“BSA”) which focuses on identifying beneficial ownership. The BSA officer and BSA analysts incorporated these enhanced due diligence requirements into the Bank’s policies, procedures and training programs in 2018.

HORIZON BANCORP, INC.

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

Under the Dodd-Frank Act, Horizon is required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments in connection with mergers and acquisitions. These votes are non-binding and advisory. At least once every six years, Horizon must also permit shareholders to determine, on an advisory basis, whether such votes on executive compensation (called “say on pay” votes) should be held every one, two, or three years. In both 2012 and 2018, Horizon’s shareholders voted in favor of presenting the executive compensation “say on pay” question every year.

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

HORIZON BANCORP, INC.

Financial System Reform – The Dodd-Frank Act, the CFPB and the 2018 Regulatory Relief Act

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

In May 2018, the Regulatory Relief Act was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as Horizon Bank.

The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10% to replace the leverage and risk-based regulatory capital ratios. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the new ration. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

HORIZON BANCORP, INC.

It is difficult at this time to predict when or how any new standards under the Regulatory Relief Act will ultimately be applied to us or what specific impact the yet-to-be-written implementing rules and regulations will have on community banks.

Horizon’s management will continue to review the status of the rules and regulations adopted pursuant to the Dodd-Frank Act and the Regulatory Relief Act, and to assess their probable impact on the business, financial condition and results of operations of Horizon.

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2018, the Bank’s investment in stock of the FHLB of Indianapolis was $18.1 million. For the year ended December 31, 2018, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $875,000, for an annualized rate paid in dividends of 4.9%.

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

HORIZON BANCORP, INC.

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

Gramm-Leach-Bliley Act, Financial Privacy

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

As a financial institution, the Bank handles a significant amount of sensitive data, including personal information. The Company does not disclose any non-public information about any current or former customers to anyone except as permitted by law and subject to contractual confidentiality provisions which restrict the release and use of such information.

We are also subject to guidance from the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body for five federal banking regulators, with respect to such matters as data privacy, disaster recovery and cybersecurity.

Horizon continues to monitor existing and new privacy and data security laws for their impact on Horizon’s business operations, including the applicability of laws such as the European Union’s comprehensive 2018 General Data Privacy Regulation to Horizon and its customers.

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

HORIZON BANCORP, INC.

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

Legislative Initiatives

Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above such as the 2018 Regulatory Relief Act. Horizon cannot predict with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or Horizon and its affiliates in particular will be affected.

BANK HOLDING COMPANY STATISTICAL DISCLOSURES

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Information required by this section of Securities Act Industry Guide 3 is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Item 7 below, herein incorporated by reference.

II.	INVESTMENT PORTFOLIO

A. The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2018		December 31, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$16,815	$16,608	$19,277	$19,052	$8,051	$7,989
State and municipal	210,386	209,303	148,045	149,564	117,327	116,592
Federal agency collateralized mortgage obligations	187,563	185,003	132,871	130,365	139,040	137,195
Federal agency mortgage-backed pools	183,479	178,736	211,487	208,657	180,183	176,726
Private labeled mortgage-backed pools	—	—	1,650	1,642	—	—
Corporate notes	10,666	10,698	272	385	1,238	1,329

Total available for sale	608,909	600,348	513,602	509,665	445,839	439,831
Total held to maturity	210,112	208,273	200,448	201,085	193,194	194,086

Total investment securities	$819,021	$808,621	$714,050	$710,750	$639,033	$633,917

HORIZON BANCORP, INC.

B.	The following is a schedule of maturities of each category of available for sale and held-to-maturity debt securities and the related weighted-average yield of such securities as of December 31, 2018:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$—	0.00%	$11,607	2.17%	$5,001	3.36%	$—	0.00%
State and municipal	20,448	2.36%	30,099	2.89%	91,740	4.09%	67,016	4.01%
Federal agency collateralized mortgage obligations(2)	—	0.00%	1,031	2.52%	56,511	2.61%	127,461	3.36%
Federal agency mortgage-backed pools(2)	14	4.42%	4,115	2.52%	93,174	2.53%	81,433	2.96%
Private labeled mortgage-backed pools(2)	—	0.00%	—	0.00%	—	2.53%	—	0.00%
Corporate notes	—	0.00%	—	0.00%	10,365	3.17%	333	0.00%

Total available for sale	20,462	2.36%	46,852	2.67%	256,791	3.15%	276,243	3.39%
Total held to maturity	70	2.00%	58,405	3.59%	103,326	4.04%	46,472	3.80%

Total investment securities	$20,532	2.36%	$105,257	3.18%	$360,117	3.40%	$322,715	3.45%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date

The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent basis.

Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2018.

III.	LOAN PORTFOLIO

A.	Types of Loans—Total loans on the balance sheet are comprised of the following classifications for the years indicated.

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial	$1,721,590	$1,669,934	$1,069,956	$804,995	$674,314
Real estate	668,141	609,739	531,874	437,144	254,625
Mortgage warehouse	74,120	94,508	135,727	144,692	129,156
Consumer	549,481	460,999	398,429	362,300	320,459

Total loans	3,013,332	2,835,180	2,135,986	1,749,131	1,378,554
Allowance for loan losses	(17,820)	(16,394)	(14,837)	(14,534)	(16,501)

Loans, net	$2,995,512	$2,818,786	$2,121,149	$1,734,597	$1,362,053

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates—The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehouse and consumer loans, as of December 31, 2018:

(dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Maturing or repricing Commercial, financial, agricultural and commercial tax-exempt loans	$1,044,106	$621,879	$55,605	$1,721,590

HORIZON BANCORP, INC.

The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

(dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, financial, agricultural, and commercial tax-exempt loans due after one year	$464,046	$213,438

C.	Risk Elements

Non-accrual, Past Due and Restructured Loans—The following schedule summarizes non-accrual, past due and restructured loans.

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2018	2017	2016	2015	2014
Non-performing loans
Commercial
More than 90 days past due	$208	$—	$183	$—	$—
Non-accrual	6,094	6,902	2,249	5,030	10,024
Trouble debt restructuring - accruing	109	1	—	60	610
Trouble debt restructuring - non-accrual	492	451	—	1,915	1,221
Real estate
More than 90 days past due	180	—	—	1	40
Non-accrual	2,846	3,693	2,959	4,354	2,297
Trouble debt restructuring - accruing	1,558	1,672	1,254	808	2,526
Trouble debt restructuring - non-accrual	423	351	809	1,074	1,031
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring - accruing	—	—	—	—	—
Trouble debt restructuring - non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	180	167	58	27	75
Non-accrual	2,608	2,681	2,728	2,878	2,991
Trouble debt restructuring - accruing	335	285	238	350	1,236
Trouble debt restructuring - non-accrual	142	211	205	183	391

Total non-performing loans	15,175	16,414	10,683	16,680	22,442

Other real estate owned and repossessed collateral
Commercial	1,967	578	542	161	411
Real estate	60	200	2,648	3,046	636
Mortgage warehouse	—	—	—	—	—
Consumer	48	60	26	—	154

Total other real estate owned and repossessed collateral	2,075	838	3,216	3,207	1,201

Total non-performing assets	$17,250	$17,252	$13,899	$19,887	$23,643

(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2018, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$835
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2018, and included in net income for the period.	341

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2018.	$494

HORIZON BANCORP, INC.

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

Impaired and non-accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $15.2 million and $16.4 million at December 31, 2018 and 2017. The allowance for impaired and non-accrual loans included in the Bank’s allowance for loan losses totaled $1.0 million and $184,000 at those respective dates. The average balance of impaired loans during 2018 and 2017 was $7.4 million and $3.8 million.

3.	Foreign Outstandings:

None.

4.	Loan Concentrations:

As of December 31, 2018, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.

D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2018, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following is an analysis of the activity in the allowance for loan losses account:

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2018	2017	2016	2015	2014
Loans outstanding at the end of the period(1)	$3,013,332	$2,835,180	$2,135,986	$1,749,131	$1,378,554
Average loans outstanding during the period(1)	2,910,741	2,335,126	1,948,580	1,593,790	1,247,510

(1)	Net of unearned income and deferred loan fees

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of the period	$16,394	$14,837	$14,534	$16,501	$15,992
Loans charged-off:
Commercial	473	629	758	3,437	1,802
Real estate	76	89	213	288	328
Consumer	2,003	1,535	1,689	2,374	1,999

Total loans charged-off	2,552	2,253	2,660	6,099	4,129
Recoveries of loans previously charged-off:
Commercial	176	298	210	192	773
Real estate	27	44	97	69	21
Consumer	869	998	814	709	786

Total loan recoveries	1,072	1,340	1,121	970	1,580
Net loans charged-off	1,480	913	1,539	5,129	2,549
Provision charged to operating expense	2,906	2,470	1,842	3,162	3,058

Balance at end of the period	$17,820	$16,394	$14,837	$14,534	$16,501

Percent of net charge-offs to average loans outstanding for the period	0.05%	0.04%	0.07%	0.26%	0.16%

HORIZON BANCORP, INC.

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31, 2018		December 31, 2017		December 31, 2016
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$10,495	59%	$9,093	56%	$6,579	45%
Real estate	1,676	9%	2,188	13%	2,090	14%
Mortgage warehousing	1,006	6%	1,030	6%	1,254	8%
Consumer	4,643	26%	4,083	25%	4,914	33%
Unallocated	—	—	—	—	—	—

Total	$17,820	100%	$16,394	100%	$14,837	100%

	December 31, 2015		December 31, 2014
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$7,195	49%	$7,910	48%
Real estate	2,476	17%	2,508	15%
Mortgage warehousing	1,007	7%	1,132	7%
Consumer	3,856	27%	4,951	30%
Unallocated	—	—	—	—

Total	$14,534	100%	$16,501	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Notes to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2018, Horizon processed approximately $2.359 billion in mortgage warehouse loans.

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

	December 31	December 31
(dollars in thousands)	2018	2017
Outstanding at year-end	$52,116	$61,097
Approximate weighted-average interest rate at year-end	0.64%	0.25%
Highest amount outstanding as of any month-end during the year	$61,383	$63,081
Approximate average outstanding during the year	51,385	55,206
Approximate weighted-average interest during the year	0.43%	0.21%

HORIZON BANCORP, INC.

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

Risks Related to Our Business

As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:

•	Credit risk: the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	Market risk: the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;

•	Liquidity risk: the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs;

•	Operational risk: the risk of loss resulting from fraud, inadequate or failed internal processes, cyber-security breaches, people and systems, or external events;

•	Economic risk: the risk that the economy in our markets could decline resulting in increased unemployment, decreased real estate values and increased loan charge-offs; and

•	Compliance risk: the risk of additional action by our regulators or additional regulation that could hinder our ability to do business profitably.

The current economic environment poses challenges that could adversely affect our financial condition and results of operations.

For many years, we operated in a challenging and uncertain economic environment due to the volatility and disruption caused by the major recession that began in 2008. The housing market was significantly impacted, several major banks collapsed, and the U.S. economy continued to shrink through the third quarter of 2009, representing the longest downturn since the Great Depression. Now, a decade later, the U.S. economy has been recovering slowly and unevenly. The labor market has seen significant recovery and employment levels are returning to pre-2008 recession levels, but many challenges face the economy going forward, such as elevated pension and medical costs, government budget deficits, and looming escalation of trade conflicts with China and others. In addition, economic growth going forward from 2018 into 2019 has been impacted by the partial government shutdown from December 22, 2018 to January 25, 2019, causing business disruptions from understaffed federal agencies, and loss of income and employment for federal contractors, as well as temporary loss of income for over 800,000 federal employees. In addition, even though the Federal Reserve has indicated that after four interest rate hikes in 2018, it will slow down on raising rates, both the current higher interest rates and the fading impact of the 2017 tax cuts could affect the strength of the economy for 2019. Global and national economic changes will ultimately have local economic impact, and can impact us directly and indirectly. Financial institutions, such as the Bank, retain direct exposure to the residential and commercial real estate markets, and local declines in real estate values, home sales volumes, and loss of confidence in the U.S. economy or loss of employment by borrowers, could have an adverse effect on our financial condition and results of operations. In general, any loss confidence in the U.S. or local economy could cause financial stress on borrowers and their customers, driving losses beyond that which is provided in our allowance for loan losses and potentially resulting in the following additional consequences: increases in loan delinquencies, problem assets and foreclosures; declining demand for our products and services; decreased deposits, which would negatively impact our liquidity position; and declining asset and collateral values associated with our existing loans, reducing a customer’s borrowing power and our security for the loans.

HORIZON BANCORP, INC.

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

Annually, the number of banks and the number of bank branches continues to decrease, which decreases the opportunities to expand through acquisitions. Horizon is also experiencing an increase in competition to acquire other banks, due to the overall strength of financial institutions and their high capital levels. In addition, credit unions are now actively pursuing small bank acquisitions within our markets. Increased competition for bank acquisitions may slow Horizon’s ability to grow earning assets at comparable historical growth rates.

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

HORIZON BANCORP, INC.

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

Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments re-price, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers flow funds away from us into direct investments, such as U.S. Government bonds, corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions such as ours. These consequences and consumer reactions may be more likely to occur during a future rise in interest rates as a result of, and in reaction to, the historically low interest rates that persisted for an extended period of time from 2008 until the rates started to rise again slowly in late 2015. In other words, historical consumer behavior may not be a reliable predictor of future consumer behavior in a period of rising interest rates (such as 2018, with four interest rate increases), resulting in a larger outflow of deposits or a higher level of loan prepayments than we would expect. In either case, our deposit costs may increase and our loan interest income may decline, either or both of which may have an adverse effect on our financial results.

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

HORIZON BANCORP, INC.

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

HORIZON BANCORP, INC.

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

We cannot guarantee that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations and may restrict our ability to grow.

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

HORIZON BANCORP, INC.

Our mortgage lending profitability could be significantly reduced if we are not able to resell mortgages at a reasonable gain on sale or experience other problems with the secondary market process or we are unable to retain our mortgage loan sales force due to regulatory changes.

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

As of December 31, 2018, we had $130.3 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 11, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

HORIZON BANCORP, INC.

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

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Tax Reform Act”), which introduced broad and complex tax reforms. Among other changes, the Tax Reform Act reduced the corporate tax rate for 2018 and limited the utilization of net operating losses to offset taxable income. As a result, during the fourth quarter of 2017, Horizon recognized an increase in income tax expense because of a $2.4 million adjustment of Horizon’s net deferred tax assets to the new corporate rate. Many aspects of the Tax Reform Act were clarified during 2018 by the U.S. Treasury and the Internal Revenue Service. As additional clarification and implementation guidance is issued on the Tax Reform Act, we may need to make further adjustments, which could have an impact on our earnings.

Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The limitations on the federal income tax deductibility of business interest expense (subject to new proposed regulations announced in November 2018) may affect a significant number of our customers, effectively increasing the cost of borrowings and making equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We experienced an increase in our after-tax net income available to stockholders in 2018, and anticipate an increase in future years as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of the Tax Reform Act for the Company will be realized.

In addition, the Tax Reform Act could have an impact on how we compensate our executives due to amendments affecting the deductibility of certain executive compensation, and it could also prompt tax changes at the state level that could impact us.

HORIZON BANCORP, INC.

In short, the Tax Reform Act may have wide-ranging, unexpected and material effects on our business practices, financial condition and results of operations, and we are not able to predict all of these effects at this time.

In the long-term, U.S. corporate tax rates may increase and therefore would have an adverse impact on earnings.

Our inability to continue to process large volumes of transactions accurately could adversely impact our business and financial results.

We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people and systems includes the risk of fraud by persons inside or outside Horizon, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards. Accordingly, if systems of internal control should fail to work as expected, if systems are used in an unauthorized manner, or if employees subvert the system of internal controls, significant losses could result.

We establish and maintain systems of internal operational controls that are designed to provide us with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures also exist that are designed to ensure that policies relating to conduct, ethics and business practices are followed. If these systems fail, significant losses could result.

While we continually monitor and improve the system of internal controls, data processing systems and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.

Our information systems may experience cyber-attacks or an interruption or breach in security. Our cybersecurity systems could be inadequate or fail.

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

HORIZON BANCORP, INC.

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

HORIZON BANCORP, INC.

Loss of income due to payment systems leaving the banking industry.

As technology continues to improve there is an increasing erosion of banks processing payments to Fintech companies, such as Amazon, Walmart and Paypal, to name a few. As banks lose transaction processing volume we may experience a decline in deposits and related fee income. In addition, an increase in the usage of crypto currencies will diminish the need for banks and their related payment systems.

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

These factors include:

•	variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	increases in loan losses, non-performing loans and other real estate owned;

•	changes in the U.S. corporate tax rates;

•	changes in expectations as to our future financial performance;

•	announcements of new products, strategic developments, new technology, acquisitions and other material events by us or our competitors;

•	ability to fund Horizon’s assets through core deposits and/or wholesale funding;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our inclusion on the Russell 3000 or other indices;

•	actual or anticipated sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, and the markets for securities relating to mortgages or housing;

•	developments with respect to financial institutions generally; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.

In addition the stock market in general has experienced price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.

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

HORIZON BANCORP, INC.

Provisions in our articles of incorporation, our by-laws, and Indiana law may delay or prevent an acquisition of us by a third party.

Our articles of incorporation and by-laws and Indiana law contain provisions that have certain anti-takeover effects. While the purpose of these provisions is to strengthen the negotiating position of the board of directors in the event of a hostile takeover attempt, the overall effects of these provisions may be to render more difficult or discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a larger block of our shares, and the removal of incumbent directors and key management.

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

Our by-laws do not permit cumulative voting of shareholders in the election of directors, allowing the holders of a majority of our outstanding shares to control the election of all our directors, and our directors are elected by plurality (not majority) voting. Our by-laws also establish detailed procedures that shareholders must follow if they desire to nominate directors for election or otherwise present issues for consideration at a shareholders’ meeting. We also have a maximum age for new directors and a mandatory retirement age for directors.

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

Not applicable.

HORIZON BANCORP, INC.

ITEM 2. PROPERTIES

The main office and full service branch of Horizon and the Bank is located at 515 Franklin Street, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Street, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 62 sales offices located at:

113 West First Street	Wanatah	Indiana
3631 Franklin Street	Michigan City	Indiana
1500 West Lincolnway	La Porte	Indiana
423 South Roosevelt Street	Chesterton	Indiana
4208 North Calumet Avenue	Valparaiso	Indiana
2650 Willowcreek Road	Portage	Indiana
8590 Broadway	Merrillville	Indiana
1909 East Bristol Street	Elkhart	Indiana
902 East Lincolnway	Valparaiso	Indiana
10429 Calumet Avenue	Munster	Indiana
17400 State Road 23	South Bend	Indiana
455 Morthland Drive	Valparaiso	Indiana
302 North Alabama Street	Indianapolis	Indiana
1216 West Carmel Drive	Carmel	Indiana
1321 119th Street	Whiting	Indiana
1349 Calumet Avenue	Hammond	Indiana
1300 North Main Street	Crown Point	Indiana
420 North Morton Street	Franklin	Indiana
151 Marlin Drive	Greenwood	Indiana
507 Three Notch Lane	Bargersville	Indiana
942 South US 31	Greenwood	Indiana
105 North Main Street	Avilla	Indiana
116 West Mitchell Street	Kendallville	Indiana
212 West 7th Street	Auburn	Indiana
1212 South Randolph Street	Garrett	Indiana
114 South Detroit Street	Lagrange	Indiana
123-129 South Main Street	Columbia City	Indiana
303 Defiance Street	Howe	Indiana
625 South Wayne Street	Waterloo	Indiana
210 West Lake Street	Topeka	Indiana
22730 Main Street	Woodburn	Indiana
102 East Main Street	Mentone	Indiana
433 Anchorage Road	Warsaw	Indiana
2102 East Center Street	Warsaw	Indiana
200 Main Street	Leesburg	Indiana
411 South Huntington Street	Syracuse	Indiana
710 Indiana Avenue	La Porte	Indiana
6959 West Johnson Road	La Porte	Indiana
301 Boyd Boulevard	La Porte	Indiana
1 Parkman Drive	Westville	Indiana
2 South Perry Street	Attica	Indiana
307 East Jackson Street	Attica	Indiana
301 South Street	Lafayette	Indiana
1980 Northwestern Avenue	West Lafayette	Indiana
3602 Cougill Lane	Lafayette	Indiana
2134 Greenbush Street	Lafayette	Indiana

HORIZON BANCORP, INC.

44 S 8th Street	Noblesville	Indiana
811 Ship Street	St. Joseph	Michigan
2608 Niles Road	St. Joseph	Michigan
1041 East Napier Avenue	Benton Harbor	Michigan
3250 West Centre Avenue	Portage	Michigan
250 Pearl Street NW	Grand Rapids	Michigan
500 West Buffalo Street	New Buffalo	Michigan
6801 US Highway 12	Three Oaks	Michigan
1600 Abbott Road	East Lansing	Michigan
2151 West Grand River Avenue	Okemos	Michigan
15534 US 12	Union	Michigan
500 North Grand Street	Schoolcraft	Michigan
1213 West Michigan Avenue	Three Rivers	Michigan
5710 Eastman Avenue	Midland	Michigan
118 Ashman Street	Midland	Michigan
464 North Main Street	Frankenmuth	Michigan

Horizon owns all of these facilities except for the East Lansing, Michigan office located at 1600 Abbot Road and the Grand Rapids, Michigan office located at 250 Pearl Street NW, which are leased. The Bank also has three loan production offices which are located at:

10020 Auburn Park Drive	Fort Wayne	Indiana
200 East Big Beaver Road	Troy	Michigan
77 E 8th Street	Holland	Michigan

Horizon leases the Fort Wayne, Indiana office located at 10020 Auburn Park Drive and the Troy, Michigan office located at 200 East Big Beaver Road.

ITEM 3. LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HORIZON BANCORP, INC.

SPECIAL ITEM: EXECUTIVE OFFICERS OF REGISTRANT

Craig M. Dwight	62	Chairman of Horizon since July 2014; Chairman and Chief Executive Officer of the Bank since January 2003; Chief Executive Officer of Horizon and the Bank since July 2001; President of the Bank from 1998 to January 2003.

James D. Neff	59	President of Horizon and the Bank since January 2018; Executive Vice President – Consumer and Mortgage Banking of the Bank from 2016 to January 2018; Executive Vice President – Mortgage Banking of the Bank from January 2004 to 2016; Senior Vice President of the Bank from October 1999 to January 2004; Corporate Secretary of Horizon from 2007 to 2017.

Mark E. Secor	52	Executive Vice President of Horizon since January 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager from June 2007 to January 2009; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007.

Kathie A. DeRuiter	57	Executive Vice President of Horizon and Senior Bank Operations Officer since January 2014; Senior Vice President, Senior Bank Operations Officer from January 2003 to January 2014; Vice President, Senior Bank Operations Officer from January 2000 to January 2003.

Dennis J. Kuhn	59	Executive Vice President and Chief Commercial Banking Officer since October 2017; Regional Market President for Michigan and Northeast Indiana from February 2014 to October 2017; Chair of the Regional Loan Committee; Market President for Kalamazoo, Michigan from May 2010 to October 2017.

All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Related Stockholder Matters

Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.”

The approximate number of holders of record of Horizon’s outstanding common stock as of February 27, 2019 was 1,567.

The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.

Repurchases of Securities

There were no purchases by the Company of its common stock during the fourth quarter of 2018.

HORIZON BANCORP, INC.

Performance Graph

The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the common shares with market and industry returns over the past five years. S&P Global Market Intelligence prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2013, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2013	2014	2015	2016	2017	2018
Horizon Bancorp, Inc.	100.00	105.46	114.82	176.43	178.30	154.84
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank $1B-$5B	100.00	104.56	117.04	168.38	179.51	157.27
SNL Micro Cap Bank	100.00	113.41	126.11	155.04	189.67	179.97

Source: S&P Global Market Intelligence

HORIZON BANCORP, INC.

The following chart compares the change in market price of Horizon’s common stock since December 31, 2013 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2013	2014	2015	2016	2017	2018
Horizon Bancorp, Inc.	100.00	103.20	110.38	165.81	164.63	140.17
Indiana Banks (1)	100.00	107.28	120.35	166.55	198.53	158.44
Michigan Banks (1)	100.00	106.72	119.68	142.56	159.50	84.42

[1]	excludes merger targets

Source: S&P Global Market Intelligence

HORIZON BANCORP, INC.

ITEM 6. SELECTED FINANCIAL DATA

	2018	2017	2016	2015	2014
Earnings
Net interest income	$134,569	$112,100	$85,992	$74,734	$62,983
Provision for loan losses	2,906	2,470	1,842	3,162	3,058
Non-interest income	34,413	33,136	35,455	30,402	26,277
Non-interest expense	102,516	94,813	86,892	74,193	61,946
Income tax expense	10,443	14,836	8,801	7,232	6,155

Net income	53,117	33,117	23,912	20,549	18,101
Preferred stock dividend	—	—	(42)	(125)	(133)

Net income available to common shareholders	$53,117	$33,117	$23,870	$20,424	$17,968

Cash dividends declared	$15,418	$11,720	$8,382	$6,216	$4,744

Per Share Data
Basic earnings per share(1)	$1.39	$0.96	$0.79	$0.87	$0.88
Diluted earnings per share(1)	1.38	0.95	0.79	0.84	0.85
Cash dividends declared per common share(1)	0.40	0.33	0.27	0.26	0.23
Book value per common share(1)	12.82	11.93	10.25	9.47	8.77
Weighted-average shares outstanding:
Basic(1)	38,347,059	34,553,736	29,981,592	23,648,166	19,393,492
Diluted(1)	38,495,231	34,760,439	30,123,615	24,295,968	20,252,167
Period End Totals
Loans, net of deferred loan fees and unearned income	$3,013,332	$2,831,995	$2,135,986	$1,749,131	$1,378,554
Allowance for loan losses	17,820	16,394	14,837	14,534	16,501
Total assets	4,246,688	3,964,303	3,141,156	2,652,401	2,076,922
Total deposits	3,139,376	2,881,003	2,471,210	1,880,153	1,482,319
Total borrowings	588,221	601,810	304,945	482,144	383,840
Ratios
Loan to deposit	96.02%	98.30%	86.43%	93.03%	93.00%
Loan to total funding	80.87%	81.31%	76.94%	74.04%	73.87%
Return on average assets	1.31%	0.97%	0.81%	0.87%	0.93%
Average stockholders’ equity to average total assets	11.65%	11.15%	10.22%	9.30%	9.33%
Return on average stockholders’ equity	11.22%	8.74%	7.92%	9.87%	10.60%
Dividend payout ratio (dividends divided by basic earnings per share)	29.03%	34.78%	34.33%	29.85%	25.72%
Price to book value ratio	123.09%	155.28%	182.13%	131.26%	132.39%
Price to earnings ratio	11.35x	19.45x	23.56x	14.78x	13.75x

(1)	Adjusted for 3:2 stock splits on June 15, 2018 and November 14, 2016.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in Northern and Central Indiana and Southern, Central and the Great Lakes Bay regions of Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873, until its conversion to an Indiana commercial bank effective June 23, 2017, and has operated continuously since 1873. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. All share data included below has been adjusted to reflect Horizon’s three-for-two stock split paid on June 15, 2018.

2018 Highlights

Following are some highlights of Horizon’s financial performance during 2018:

•

Net income for the year ended December 31, 2018 was $53.1 million, or $1.38 diluted earnings per share, compared to $33.1 million, or $0.95 diluted earnings per share for year-end 2017. This represents the highest annual net income and diluted earnings per share in the Company’s 145-year history.

•

Core net income for the year 2018 increased 38.0% to $48.9 million, or $1.27 diluted earnings per share, compared to $35.5 million, or $1.02 diluted earnings per share, for the year of 2017. (See the “Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share” table for the definition of core net income.)

•	Return on average assets was 1.31% for the year ended December 31, 2018 compared to 0.97% for the year ended December 31, 2017.

•

Core return on average assets for the year ended December 31, 2018 was 1.21% compared to 1.04% for the year ended December 31, 2017. (See the “Non-GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity” table for the definition of core return on average assets.)

•	Horizon surpassed $4.2 billion in total assets during 2018.

•

Total loans increased by a rate of 6.2%, or $176.1 million, during 2018. Total loans, excluding loans held for sale and mortgage warehouse loans, increased by a rate of 7.2%, or $198.5 million, during 2018.

•	Commercial loans increased by a rate of 3.1%, or $51.7 million, during 2018.

•	Residential mortgage loans increased by a rate of 9.6%, or $58.4 million, during 2018.

•	Consumer loans increased by a rate of 19.2%, or $88.5 million, during 2018.

•	Total deposits increased by a rate of 9.0%, or $258.4 million, during 2018.

•	Net interest income increased $22.5 million, or 20.0%, to $134.6 million for the year ended December 31, 2018 compared to $112.1 million for the year ended December 31, 2017.

•	Net interest margin was 3.71% for the year ended December 31, 2018 compared to 3.75% for the year ended December 31, 2017.

•	Horizon’s tangible book value per share increased to $9.43 at December 31, 2018, compared to $8.48 at December 31, 2017.

•

On October 29, 2018, Horizon announced the pending acquisition of Salin Bancshares, Inc. (“Salin”) and its wholly-owned subsidiary, Salin Bank and Trust Company (“Salin Bank”), headquartered in Indianapolis, Indiana which is anticipated to close during the first quarter of 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Pending Acquisition

Horizon entered into an Agreement and Plan of Merger on October 29, 2018, as amended on December 18, 2018 (the “Merger Agreement”) providing for Horizon’s acquisition of Salin Bancshares, Inc. (“Salin”). Pursuant to the Merger Agreement, Salin will merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Salin Bank and Trust Company, a wholly-owned subsidiary of Salin, will merge with and into Horizon Bank, with Horizon Bank as the surviving bank.

The boards of directors of each Horizon and Salin have approved the merger and the Merger Agreement. Subject to the approval of the Merger by Salin shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the first quarter of 2019.

In connection with the Merger, shareholders of Salin will receive fixed consideration of 23,907.5 shares of Horizon common stock and $84,417.17 in cash for each share of Salin common stock. The shares of Horizon common stock will be issued to Salin shareholders in a private placement complying with the federal and state securities laws, and the shares of Horizon common stock will be registered for resale by the Salin shareholders by a Registration Statement on Form S-3. Based on the closing price of Horizon’s common stock on October 26, 2018 of $16.95 per share, the transaction value for the shares of common stock is approximately $135.3 million.

The Merger Agreement also provides for certain termination rights for both Horizon and Salin, and further provides that upon termination of the Merger Agreement under certain circumstances, Salin will be obligated to pay Horizon a termination fee.

As of December 31, 2018, Salin had total assets of approximately $929.4 million, total deposits of approximately $749.5 million and total loans of approximately $593.7 million.

Critical Accounting Policies

The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for 2018 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2018, Horizon had core deposit intangibles of $10.4 million subject to amortization and $119.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2018 was $15.78 per share compared to a tangible book value of $9.43 per common share. Horizon’s return on average assets was 131 basis points for the year ending December 31, 2018.

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

Analysis of Financial Condition

Horizon’s total assets were $4.2 billion as of December 31, 2018, an increase of $282.4 million from December 31, 2017.

Investment Securities

Investment securities carrying values totaled $810.5 million at December 31, 2018, and consisted of Treasury and federal agency securities of $16.6 million (2.0%); state and municipal securities of $400.6 million (49.4%); federal agency mortgage-backed pools of $192.4 million and federal agency collateralized mortgage obligations of $190.1 million (47.3%); and corporate securities of $10.7 million (1.3%).

As indicated above, 47.3% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2018, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average duration of 3.86 years. Securities that have interest rates above current market rates are purchased at a premium. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2018, any unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.

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

At December 31, 2018 and 2017, 74.1% and 71.8%, respectively, of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net depreciation on these securities totaled $8.6 million, which resulted in a balance of $6.8 million, net of tax, included in stockholders’ equity at December 31, 2018. This compared to $3.1 million, net of tax, included in stockholders’ equity at December 31, 2017.

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

As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2018 and 2017, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $18.1 million.

At December 31, 2018, Horizon did not maintain a trading account.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

For more information about securities, see Note 4 — Securities to the Consolidated Financial Statements at Item 8.

Loans

Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $3.013 billion at December 31, 2018. The current level of total loans increased 6.3% from the December 31, 2017, level of $2.835 billion. The table below provides comparative detail on the loan categories.

	December 31	December 31	Dollar	Percent
	2018	2017	Change	Change
Commercial
Working capital and equipment	$804,083	$720,477	$83,606	11.6%
Real estate, including agriculture	834,037	880,861	(46,824)	-5.3%
Tax exempt	48,975	36,324	12,651	34.8%
Other	34,495	32,272	2,223	6.9%

Total	1,721,590	1,669,934	51,656	3.1%
Real estate 1-4 family	659,754	602,196	57,558	9.6%
Other	8,387	7,543	844	11.2%

Total	668,141	609,739	58,402	9.6%
Consumer
Auto	327,413	244,003	83,410	34.2%
Recreation	13,975	8,728	5,247	60.1%
Real estate/home improvement	39,587	37,052	2,535	6.8%
Home equity	163,209	165,240	(2,031)	-1.2%
Unsecured	4,043	3,479	564	16.2%
Other	1,254	2,497	(1,243)	-49.8%

Total	549,481	460,999	88,482	19.2%
Mortgage warehouse	74,120	94,508	(20,388)	-21.6%

Total loans	3,013,332	2,835,180	178,152	6.3%
Allowance for loan losses	(17,820)	(16,394)	(1,426)	8.7%

Loans, net	$2,995,512	$2,818,786	$176,726	6.3%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31	December 31	December 31
	2018	2017	2016
Commercial	$1,676,013	$1,227,698	$918,844
Real estate	641,161	567,581	497,337
Mortgage warehouse	82,240	89,212	159,588
Consumer	511,327	450,635	372,811

Total average loans	$2,910,741	$2,335,126	$1,948,580

Commercial Loans

Commercial loans totaled $1.722 billion, or 57.1% of total loans as of December 31, 2018, compared to $1.670 billion, or 58.9% as of December 31, 2017. The increase during 2018 was due to organic growth of $51.7 million net of principal reductions from payments.

Commercial loans consisted of the following types of loans at December 31:

	December 31, 2018			December 31, 2017
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed	322	$68,849	4.0%	356	$69,345	4.2%
Municipal government	2	11,600	0.7%	3	11,838	0.7%
Lines of credit	1,239	306,935	17.8%	1,294	304,855	18.3%
Real estate and equipment	4,022	1,334,206	77.5%	4,276	1,283,896	76.9%

Total	5,585	$1,721,590	100.0%	5,929	$1,669,934	100.0%

Fixed rate term loans with a book value of $209.2 million and a fair value of $209.2 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2018 equally offset each other. Fair values are determined by the counterparty using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are Level 3 inputs under the fair value hierarchy as described above.

At December 31, 2018, the commercial loan portfolio held $127.9 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $80.6 million were at their floor at December 31, 2018.

Residential Real Estate Loans

Residential real estate loans totaled $668.1 million, or 22.2% of total loans as of December 31, 2018, compared to $609.7 million, or 21.5% of total loans as of December 31, 2017. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2018 was due to organic growth of $58.4 million net of principal reductions from payments.

In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2018, $163.2 million in home equity lines of credit compared to $165.2 million at December 31, 2017. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 5 of the Consolidated Financial Statements at Item 8.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Residential real estate lending is a highly competitive business. As of December 31, 2018, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2018			December 31, 2017
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$116,102	17.4%	4.38%	$140,115	23.0%	4.35%
Biweekly payment	3	0.0%	7.13%	6	0.0%	7.13%
Adjustable rate
Monthly payment	552,036	82.6%	3.90%	469,618	77.0%	3.76%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Subtotal	668,141	100.0%	3.99%	609,739	100.0%	3.90%

Loans held for sale	1,038			3,094

Total real estate loans	$669,179			$612,833

The increase in fixed and adjustable rate residential mortgage loans during 2018 was primarily due to the real estate loans acquired in the Lafayette and Wolverine acquisitions as well as organic growth. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2018 and 2017, approximately $188.8 million and $218.5 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.299 billion and $1.310 billion at December 31, 2018 and 2017.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2018, totaled approximately $13.9 million compared to the carrying value of $12.3 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31	December 31	December 31
	2018	2017	2016
Mortgage servicing rights
Balances, January 1	$12,189	$11,681	$9,271
Servicing rights capitalized	1,883	2,109	3,426
Amortization of servicing rights	(1,196)	(1,601)	(1,016)

Balances, December 31	12,876	12,189	11,681

Impairment allowance
Balances, January 1	(587)	(507)	(397)
Additions	(78)	(85)	(236)
Reductions	138	5	126

Balances, December 31	(527)	(587)	(507)

Mortgage servicing rights, net	$12,349	$11,602	$11,174

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

At December 31, 2018, the mortgage warehouse loan balance was $74.1 million compared to $94.5 million as of December 31, 2017. The decrease in mortgage warehouse loans reflected an increase in long-term interest rates in 2018 and the lower refinance volume.

Consumer Loans

Consumer loans totaled $549.5 million, or 18.2% of total loans as of December 31, 2018, compared to $461.0 million, or 16.3% as of December 31, 2017. The increase during 2018 was due to organic growth of $88.5 million net of principal reductions from payments. This organic growth is a result of hiring an experienced consumer loan manager in late 2016 and placing additional focus on consumer lending. Also, recent merger activity has provided entry into new market areas.

Allowance and Provision for Loan Losses/Critical Accounting Policy

At December 31, 2018, the allowance for loan losses was $17.8 million, or 0.59% of total loans outstanding, compared to $16.4 million, or 0.58%, at December 31, 2017. During 2018, the expense for provision for loan losses totaled $2.9 million compared to $2.5 million in 2017. Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, was 0.72% as of December 31, 2018. The ratio of the allowance for loan losses to total loans, excluding loans with credit-related purchase accounting adjustments, was 0.72% as of December 31, 2018 compared to 0.81% as of December 31, 2017. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 0.98% as of December 31, 2018 compared to 1.23% as of December 31, 2017. (See the “Non-GAAP Allowance for Loan and Lease Loss Detail” table.)

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis.

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-performing Loans

Non-performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non-performing loans to an earning asset basis. Non-performing loans for the previous three years ending December 31 are as follows:

	December 31	December 31	December 31
	2018	2017	2016
Non-performing loans	$15,175	$16,414	$10,683

Non-performing loans total 85.2%, 100.1% and 72.0% of the allowance for loan losses at December 31, 2018, 2017 and 2016, respectively. Non-performing loans at December 31, 2018 totaled $15.2 million, a decrease from a balance of $16.4 million as of December 31, 2017 and an increase from the balance of $10.7 million as of December 31, 2016. Non-performing loans as a percentage of total loans was 0.50% as of December 31, 2018, a decrease from 0.58% as of December 31, 2017 and no change from December 31, 2016.

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

Other Real Estate Owned (“OREO”) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31	December 31	December 31
	2018	2017	2016
Other real estate owned	$2,027	$778	$3,190

OREO totaled $2.0 million on December 31, 2018, an increase of $1.2 million from December 31, 2017 and a decrease of $1.2 million from December 31, 2016. On December 31, 2018, OREO was comprised of nine properties. Of these properties, seven totaling $2.0 million were commercial real estate and two totaling $60,000 were residential real estate. The majority of the increase in OREO during 2018 was because several bank owned properties acquired through acquisitions and listed for sale were re-classified to other real estate owned and recorded at fair value during the second quarter of 2018.

No mortgage warehouse loans were non-performing or OREO as of December 31, 2018, 2017 or 2016.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Deferred Tax

Horizon had a net deferred tax asset totaling $4.4 million and $4.7 million as of December 31, 2018 and December 31, 2017, respectively. The following table shows the major components of deferred tax:

	December 31	December 31
	2018	2017
Assets
Allowance for loan losses	$3,831	$3,396
Net operating loss and tax credits (from acquisitions)	1,038	1,658
Director and employee benefits	2,392	2,276
Unrealized loss on AFS securities and fair value hedge	2,165	1,147
Accrued pension	801	852
Fair value adjustment on acquisitions	—	1,087
Other	670	1,083

Total assets	10,897	11,499

Liabilities
Depreciation	(1,850)	(1,680)
State tax	(137)	(210)
Federal Home Loan Bank stock dividends	(330)	(339)
Difference in basis of intangible assets	(2,919)	(2,831)
Fair value adjustment on acquisitions	(62)	—
Other	(119)	(125)

Total liabilities	(5,417)	(5,185)
Valuation allowance	(1,038)	(1,613)

Net deferred tax asset	$4,442	$4,701

Deposits

The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $3.139 billion at December 31, 2018, compared to $2.881 billion at December 31, 2017. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Years Ended December 31			Years Ended December 31
	2018	2017	2016	2018	2017	2016
Non-interest bearing demand deposits	$624,576	$533,852	$417,900
Interest bearing demand deposits	827,255	831,292	732,117	0.30%	0.14%	0.12%
Savings deposits	416,404	388,953	303,229	0.08%	0.07%	0.06%
Money market	403,475	310,310	254,453	0.72%	0.35%	0.26%
Time deposits	771,853	515,341	462,527	1.55%	1.04%	1.06%

Total deposits	$3,043,563	$2,579,748	$2,170,226

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

The $463.8 million increase in average deposits during 2018 was the result of an increase in the depositor base due to the Bargersville branch acquisition and the Lafayette and Wolverine acquisitions. The transactional accounts average balances, as the lower cost funding sources, increased $90.7 million and the average balances for higher cost time deposits increased $256.5 million. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2018:

Due in three months or less	$75,775
Due after three months through six months	82,088
Due after six months through one year	114,560
Due after one year	99,401

$371,824

Interest expense on time certificates of $100,000 or more was approximately $6.8 million, $3.2 million, and $2.1 million for 2018, 2017 and 2016. Interest expense on time certificates of $250,000 or more was approximately $4.6 million, $1.2 million and $753,000 for 2018, 2017 and 2016.

Off-Balance Sheet Arrangements

As of December 31, 2018, Horizon did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

The following tables summarize Horizon’s contractual obligations and other commitments to make payments as of December 31, 2018:

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Certificates of deposit	$812,911	$525,801	$237,884	$30,752	$18,474
Borrowings(1)	550,384	485,557	42,514	12,268	10,045
Subordinated debentures(2)	37,837	—	—	—	37,837

(1)

Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 13 in Horizon’s Consolidated Financial Statements at Item 8.

(2)

Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009, Heartland in 2012 and LaPorte/City Savings in 2016. See Note 15 in Horizon’s Consolidated Financial Statements at Item 8.

	Expiration by Period
	Within One Year	Greater Than One Year
Letters of credit	$2,746	$2,046
Unfunded loan commitments	258,071	615,721

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Capital Resources

Horizon has no material commitments for capital expenditures as of December 31, 2018. Horizon’s sources of funds and liquidity are discussed below in the section captioned “Liquidity” in this Item 7.

Results of Operations

Net Income

Consolidated net income was $53.1 million, or $1.38 per diluted share, in 2018, $33.1 million or $0.95 per diluted share in 2017, and $23.9 million or $0.79 per diluted share in 2016. The increase in net income from the previous year reflects an increase in net interest income of $22.5 million, an increase in non-interest income of $1.3 million and a decrease in income taxes of $4.4 million, partially offset by an increase in non-interest expenses of $7.7 million and provision for loan losses of $436,000. The increase in diluted earnings per share compared to the previous year reflects an increase in net income, partially offset by an increase in diluted shares due to the Lafayette and Wolverine acquisitions. Core net income for the year ended December 31, 2018 was $48.9 million, or $1.27 diluted earnings per share, compared to $35.5 million, or $1.02 diluted earnings per share, for the year ended December 31, 2017. (See the “Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share” table for the definition of core net income.)

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

Net interest income during 2018 was $134.6 million, an increase of $22.5 million, or 20.0%, over the $112.1 million earned in 2017. Yields on the Company’s interest-earning assets increased by 27 basis points to 4.56% during 2018 from 4.29% in 2017. Interest income increased $37.7 million to $166.2 million for 2018 from $128.5 million in 2017. This increase was due to increased volume in interest-earning assets, an increase in the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $2.6 million from $3.5 million in 2017 to $6.1 million in 2018 and an increase in overall interest rates in 2018.

Interest expense increased $15.2 million from $16.4 million in 2017 to $31.6 million in 2018. This increase was due to increased volume in interest-bearing liabilities and an increase in overall interest rates in 2018. The increase in the yield on the Company’s interest-earning assets combined with the increase in rates paid on interest-bearing liabilities resulted in a decrease in the net interest margin of 4 basis points from 3.75% for 2017 to 3.71% in 2018. Excluding interest income recognized from acquisition-related purchase accounting adjustments, the margin would have been 3.54% for 2018 compared to 3.64% for 2017. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.

Net interest income during 2017 was $112.1, an increase of $26.1 million, or 30.4%, over the $86.0 million earned in 2016. Yields on the Company’s interest-earning assets increased by 24 basis points to 4.29% during 2017 from 4.05% in 2016. Interest income increased $22.0 million to $128.5 million for 2017 from $106.5 million in 2016. This increase was due to increased volume in interest-earning assets, an increase in the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $1.2 million from $2.3 million in 2016 to $3.5 million in 2017 and an increase in overall interest rates in 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Rates paid on interest-bearing liabilities decreased by 26 basis points during the same period due to the prepayment penalties on borrowings of $4.8 million in 2016. Interest expense decreased $4.2 million from $20.5 million in 2016 to $16.4 million in 2017. The decrease was due to Horizon executing a strategy to reduce expensive funding costs in the fourth quarter of 2016 and related prepayment penalties on borrowings of $4.8 million, partially offset by an increase in average interest-bearing liabilities and the rates paid on subordinated debentures. The increase in the yield on the Company’s interest-earning assets and the decrease in rates paid on interest-bearing liabilities resulted in an increase in the net interest margin of 46 basis points from 3.29% for 2016 to 3.75% in 2017. Excluding the interest expense recognized from the prepayment penalties on borrowings and the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.64% for 2017 compared to 3.38% for 2016.

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$4,696	$115	2.45%	$5,450	$80	1.47%	$17,142	$95	0.55%
Interest-earning deposits	24,491	393	1.60%	23,865	301	1.26%	34,506	278	0.81%
Investment securities—taxable	431,970	10,113	2.34%	417,993	8,705	2.08%	490,274	9,666	1.97%
Investment securities—non-taxable(1)	326,040	8,069	3.13%	292,030	7,068	3.39%	192,881	4,921	3.59%
Loans receivable(2)(3)(4)	2,910,741	147,478	5.08%	2,335,126	112,329	4.83%	1,948,580	91,569	4.71%

Total interest-earning assets(1)	3,697,938	166,168	4.56%	3,074,464	128,483	4.29%	2,683,383	106,529	4.05%
Non-interest-earning assets
Cash and due from banks	44,645			42,578			37,549
Allowance for loan losses	(16,964)			(15,226)			(14,439)
Other assets	337,016			295,057			255,129

Total average assets	$4,062,635			$3,396,873			$2,961,622

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,418,987	$18,225	0.75%	$2,045,896	$7,901	0.39%	$1,752,326	$6,616	0.38%
Borrowings	492,830	11,009	2.23%	381,488	6,178	1.62%	425,444	11,807	2.78%
Subordinated debentures	36,547	2,365	6.47%	36,362	2,304	6.34%	49,834	2,114	4.24%

Total interest-bearing liabilities	2,948,364	31,599	1.07%	2,463,746	16,383	0.66%	2,227,604	20,537	0.92%
Non-interest-bearing liabilities
Demand deposits	624,576			533,852			417,900
Accrued interest payable and other liabilities	16,275			20,566			13,574
Stockholders’ equity	473,420			378,709			302,544

Total average liabilities and stockholders’ equity	$4,062,635			$3,396,873			$2,961,622

Net interest income/spread		$134,569	3.49%		$112,100	3.63%		$85,992	3.13%

Net interest income as a percent of average interest-earning assets(1)			3.71%			3.75%			3.29%

(1)

Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2018.

(2)	Yields are presented on a tax-equivalent basis.
(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.
(4)	Loan fees and late fees included in interest on loans aggregated $7.7 million, $7.1 million and $5.5 million in 2018, 2017 and 2016, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	2018 - 2017			2017 - 2016
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$35	$(12)	$47	$(15)	$(95)	$80
Interest-earning deposits	92	8	84	23	(103)	126
Investment securities—taxable	1,408	298	1,110	(961)	(1,483)	522
Investment securities—non-taxable	1,001	1,100	(99)	2,147	3,384	(1,237)
Loans receivable	35,149	28,991	6,158	20,760	18,613	2,147

Total interest income	37,685	30,385	7,300	21,954	20,316	1,638

Interest Expense
Interest-bearing deposits	10,324	1,677	8,647	1,285	1,132	153
Borrowings	4,831	2,101	2,730	(5,629)	(1,121)	(4,508)
Subordinated debentures	61	12	49	190	(671)	861

Total interest expense	15,216	3,790	11,426	(4,154)	(660)	(3,494)

Net interest income	$22,469	$26,595	$(4,126)	$26,108	$20,976	$5,132

Provision for Loan Losses

Horizon assesses the adequacy of its ALLL by regularly reviewing the performance of its loan portfolios. The provision for loan losses totaled $2.9 million in 2018 compared to $2.5 million in 2017. The higher provision for loan losses in 2017 compared to the previous year was due to an increase in specific allocations for loan growth in new markets, higher than anticipated growth of the indirect loan portfolio and an increase in allocation for other economic factors, offset by improving credit trends and a continued low level of charge-offs. Total loan net charge-offs were $1.5 million, which included commercial loan net charge-offs of $297,000, residential mortgage loan net charge-offs of $49,000 and consumer loan net charge-offs of $1.1 million for the year ending December 31, 2018.

During 2017, the provision for loan losses totaled $2.5 million, compared to $1.8 million in 2016. The higher provision for loan losses in 2017 compared to the previous year was due to additional allocations for loan growth in new markets and an increase in allocation for agricultural economic factors. Total loan net charge-offs were $913,000, which included commercial loan net charge-offs of $109,000, residential mortgage loan net charge-offs of $45,000 and consumer loan net charge-offs of $759,000 for the year ending December 31, 2017.

Non-interest Income

The following is a summary of changes in non-interest income:

	Twelve Months Ended		2017 - 2018		Twelve Months Ended		2016 - 2017
	December 31	December 31	Amount Change	Percent Change	December 31	December 31	Amount Change	Percent Change
Non-interest Income	2018	2017			2017	2016
Service charges on deposit accounts	$7,762	$6,383	$1,379	21.6%	$6,383	$5,762	$621	10.8%
Wire transfer fees	612	658	(46)	-7.0%	658	806	(148)	-18.4%
Interchange fees	5,715	5,104	611	12.0%	5,104	4,165	939	22.5%
Fiduciary activities	7,827	7,894	(67)	-0.8%	7,894	6,621	1,273	19.2%
Gain (loss) on sale of investment securities	(443)	38	(481)	-1265.8%	38	1,836	(1,798)	-97.9%
Gain on sale of mortgage loans	6,613	7,906	(1,293)	-16.4%	7,906	11,675	(3,769)	-32.3%
Mortgage servicing net of impairment	2,120	1,583	537	33.9%	1,583	1,908	(325)	-17.0%
Increase in cash surrender value of bank owned life insurance	1,912	1,797	115	6.4%	1,797	1,643	154	9.4%
Death benefit on officer life insurance	154	—	154	100.0%	—	—	—	0.0%
Other income	2,141	1,773	368	20.8%	1,773	1,039	734	70.6%

Total non-interest income	$34,413	$33,136	$1,277	3.9%	$33,136	$35,455	$(2,319)	-6.5%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

During 2018, the Company originated approximately $188.8 million of mortgage loans to be sold on the secondary market, compared to $218.5 million in 2017. This decrease in volume and a decrease in the percentage earned on the sale of mortgage loans, resulted in a decrease in the overall gain on sale of mortgage loans of $1.3 million compared to the prior year. Gain on the sale of investment securities decreased $481,000 in 2018. Mortgage servicing net of impairment increased by $537,000 during 2018 compared to 2017. The increase in service charges on deposit accounts and interchange fee income in 2018 compared to 2017 was the result of growth in transactional deposit accounts and volume during 2018.

During 2017, the Company originated approximately $218.5 million of mortgage loans to be sold on the secondary market, compared to $316.9 million in 2016. This decrease in volume, offset by an increase in the percentage earned on the sale of mortgage loans, resulted in a decrease in the overall gain on sale of mortgage loans of $3.8 million compared to the prior year. Gain on the sale of investment securities decreased $1.8 million in 2017 as analysis in 2016 determined market conditions provided the opportunity to add gains to capital without negatively impacting long-term earnings, in addition to helping offset the penalties incurred on the repayment of debt as part of a balance sheet restructuring. Mortgage servicing net of impairment decreased by $325,000 during 2017 compared to 2016. The increase in service charges on deposit accounts and interchange fee income in 2017 compared to 2016 was the result of growth in transactional deposit accounts and volume during 2017. Fiduciary activities income increased $1.3 million during 2017 as a result of an increase in assets under management. Other income increased $734,000 in 2017 compared to 2016 reflecting the finalized entries of the Lafayette acquisition which resulted in a gain on accounting for Horizon’s previous equity interest of Lafayette totaling $530,000.

Non-interest Expense

The following is a summary of changes in non-interest expense:

	Twelve Months Ended		2017 - 2018		Twelve Months Ended		2016 - 2017
Non-interest Expense	December 31 2018	December 31 2017	Amount Change	Percent Change	December 31 2017	December 31 2016	Amount Change	Percent Change
Salaries	$40,857	$36,503	$4,354	11.9%	$36,503	$30,445	$6,058	19.9%
Commission and bonuses	5,547	6,225	(678)	-10.9%	6,225	6,484	(259)	-4.0%
Employee benefits	10,219	8,647	1,572	18.2%	8,647	7,084	1,563	22.1%
Net occupancy expenses	10,482	9,535	947	9.9%	9,535	8,322	1,213	14.6%
Data processing	6,816	5,914	902	15.3%	5,914	5,367	547	10.2%
Professional fees	1,926	2,490	(564)	-22.7%	2,490	2,752	(262)	-9.5%
Outside services and consultants	5,271	7,018	(1,747)	-24.9%	7,018	7,863	(845)	-10.7%
Loan expense	6,341	4,970	1,371	27.6%	4,970	5,582	(612)	-11.0%
FDIC deposit insurance	1,444	1,046	398	38.0%	1,046	1,559	(513)	-32.9%
Other losses	665	368	297	80.7%	368	684	(316)	-46.2%
Other expenses	12,948	12,097	851	7.0%	12,097	10,750	1,347	12.5%

Total non-interest expense	$102,516	$94,813	$7,703	8.1%	$94,813	$86,892	$7,921	9.1%

For the twelve months ended December 31, 2018, salaries and employee benefits expense increased by $4.4 million and $1.6 million, respectively, reflecting overall company growth and an increase in health insurance expenses. Loan expense increased $1.4 million primarily due to the increased volume in indirect lending and the timing of related origination and amortization costs. The increase in net occupancy expenses of $947,000, data processing of $902,000, other expense of $851,000, FDIC insurance expense of $398,000 and other losses of $297,000 reflect overall company growth and the acquisitions of Lafayette and Wolverine during the third and fourth quarters of 2017. Offsetting these increases was a decrease of $1.7 million and $564,000 in outside services and consultants expense and professional fees, respectively, primarily due to lower acquisition-related expenses in 2018.

For the twelve months ended December 31, 2017, salaries and employee benefits expense increased by $6.1 million and $1.6 million, respectively, reflecting additional compensation expense related to performance-based incentive plans, overall company growth and the Lafayette and Wolverine acquisitions. Net occupancy, data processing and other expense increased during 2017 primarily due to overall company growth, market expansions and recent acquisitions. Outside services and consultants expense and professional fees decreased primarily due to a lower amount of acquisition-related expenses in 2017 compared to 2016. The decrease in loan expense reflects a decrease in loan collection expenses when comparing 2017 to 2016. The reduced assessment rate schedule implemented by the FDIC in the fourth quarter of 2016 resulted in the decrease of FDIC insurance expense in 2017. Other losses decreased primarily due to lower debit card fraud-related expenses in 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Income Taxes

Income tax expense totaled $10.4 million for the year ended December 31, 2018, a decrease of $4.4 million when compared to the year ended December 31, 2017. The decrease was primarily due to the impact of the new corporate tax rate established by the Tax Cuts and Jobs Act which was signed into law at the end of 2017 and the benefits from the exercising of stock options. In addition to a lower corporate tax rate being applied to 2018 income, a revaluation to Horizon’s net deferred tax asset of $2.4 million was recorded to income tax expense during the fourth quarter of 2017. Partially offsetting these decreases to income tax expense was an increase in income before income tax expense of $15.6 million when comparing 2018 to the prior year.

Income tax expense increased $6.0 million in 2017 totaling $14.8 million, compared to $8.8 million in 2016. The majority of the increase was due to an increase in income before taxes of $15.2 million in 2017. Also included in this increase is an adjustment to Horizon’s net deferred tax asset of $2.4 million ($1.7 million of net deferred tax assets and $766,000 of net deferred tax assets related to accumulated other comprehensive income) to reflect the changes made by provisions of the Tax Cuts and Jobs Act signed into law at the end of 2017.

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Years Ended December 31
	2018	2017	2016
Non-GAAP Reconciliation of Net Interest Margin
Net interest income as reported	$134,569	$112,100	$85,992
Average interest-earning assets	3,697,938	3,074,464	2,683,383
Net interest income as a percentage of average interest-earning assets (“Net Interest Margin”)	3.71%	3.75%	3.29%
Prepayment penalties on borrowings	—	—	4,839
Acquisition-related purchase accounting adjustments (“PAUs”)	(6,089)	(3,484)	(2,304)

Core net interest income	128,480	108,616	88,527

Core net interest margin	3.54%	3.64%	3.38%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	December 31	September 30	June 30	March 31	December 31
	2018	2018	2018	2018	2017
Total stockholders’ equity	$491,992	$477,594	$470,535	$460,416	$457,078
Less: Intangible assets	130,270	130,755	131,239	131,724	132,282

Total tangible stockholders’ equity	$361,722	$346,839	$339,296	$328,692	$324,796

Common shares outstanding	38,375,407	38,367,890	38,362,640	38,332,853	38,294,729
Tangible book value per common share	$9.43	$9.04	$8.84	$8.57	$8.48

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands, Except per Share Data, Unaudited)

	Years Ended December 31
	2018	2017	2016
Non-GAAP Reconciliation of Net Income
Net income as reported	$53,117	$33,117	$23,912
Merger expenses	487	3,656	6,827
Tax effect	(102)	(1,003)	(1,998)

Net income excluding merger expenses	53,502	35,770	28,741
Loss (gain) on sale of investment securities	443	(38)	(1,836)
Tax effect	(93)	13	643

Net income excluding gain on sale of investment securities	53,852	35,745	27,548
Death benefit on bank owned life insurance (“BOLI”)	(154)	—	—
Tax effect	32	—	—

Net income excluding death benefit on BOLI	53,730	35,745	27,548
Prepayment penalty on borrowings	—	—	4,839
Tax effect	—	—	(1,694)

Net income excluding prepayment penalties on borrowings	53,730	35,745	30,693
Gain on remeasurement of equity interest in Lafayette	—	(530)	—
Tax effect	—	78	—

Net income excluding gain on remeasurement of equity interest in Lafayette	53,730	35,293	30,693
Tax reform bill impact	—	2,426	—

Net income excluding tax reform bill impact	53,730	37,719	30,693
Acquisition-related purchase accounting adjustments (“PAUs”)	(6,089)	(3,484)	(2,304)
Tax effect	1,279	1,219	807

Core Net Income	$48,920	$35,454	$29,196

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share (“EPS”) as reported	$1.38	$0.95	$0.79
Merger expenses	0.01	0.11	0.23
Tax effect	—	(0.03)	(0.07)

Diluted EPS excluding merger expenses	1.39	1.03	0.95
Loss (gain) on sale of investment securities	0.01	—	(0.06)
Tax effect	—	—	0.02

Diluted EPS excluding gain on sale of investment securities	1.40	1.03	0.91
Death benefit on BOLI	—	—	—
Tax effect	—	—	—

Diluted EPS excluding death benefit on BOLI	1.40	1.03	0.91
Prepayment penalty on borrowings	—	—	0.16
Tax effect	—	—	(0.05)

Diluted EPS excluding prepayment penalties on borrowings	1.40	1.03	1.02
Gain on remeasurement of equity interest in Lafayette	—	(0.01)	—
Tax effect	—	—	—

Diluted EPS excluding gain on remeasurement of equity interest in Lafayette	1.40	1.02	1.02
Tax reform bill impact	—	0.07	—

Diluted EPS excluding tax reform bill impact	1.40	1.09	1.02
Acquisition-related PAUs	(0.16)	(0.10)	(0.07)
Tax effect	0.03	0.03	0.02

Core Diluted EPS	$1.27	$1.02	$0.97

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity

(Dollars in Thousands, Unaudited)

	Years Ended December 31
	2018	2017	2016
Non-GAAP Reconciliation of Return on Average Assets
Average assets	$4,062,635	$3,396,873	$2,961,622
Return on average assets (“ROAA”) as reported	1.31%	0.97%	0.81%
Merger expenses	0.01%	0.11%	0.23%
Tax effect	0.00%	-0.03%	-0.07%

ROAA excluding merger expenses	1.32%	1.05%	0.97%
Gain on sale of investment securities	0.01%	0.00%	-0.06%
Tax effect	0.00%	0.00%	0.02%

ROAA excluding gain on sale of investment securities	1.33%	1.05%	0.93%
Death benefit on bank owned life insurance (“BOLI”)	0.00%	0.00%	0.00%
Tax effect	0.00%	0.00%	0.00%

ROAA excluding death benefit on BOLI	1.33%	1.05%	0.93%
Prepayment penalties on borrowings	0.00%	0.00%	0.17%
Tax effect	0.00%	0.00%	-0.06%

ROAA excluding prepayment penalties on borrowings	1.33%	1.05%	1.04%
Gain on remeasurement of equity interest in Lafayette	0.00%	-0.02%	0.00%
Tax effect	0.00%	0.00%	0.00%

ROAA excluding gain on remeasurement of equity interest in Lafayette	1.33%	1.03%	1.04%
Tax reform bill impact	0.00%	0.07%	0.00%

ROAA excluding tax reform bill impact	1.33%	1.10%	1.04%
Acquisition-related purchase accounting adjustments (“PAUs”)	-0.15%	-0.10%	-0.08%
Tax effect	0.03%	0.04%	0.03%

Core ROAA	1.21%	1.04%	0.99%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$473,420	$378,709	$301,485
Return on average common equity (“ROACE”) as reported	11.22%	8.74%	7.93%
Merger expenses	0.10%	0.97%	2.26%
Tax effect	-0.02%	-0.26%	-0.66%

ROACE excluding merger expenses	11.30%	9.45%	9.53%
Gain on sale of investment securities	0.09%	-0.01%	-0.61%
Tax effect	-0.02%	0.00%	0.21%

ROACE excluding gain on sale of investment securities	11.37%	9.44%	9.13%
Death benefit on bank owned life insurance (“BOLI”)	-0.03%	0.00%	0.00%
Tax effect	0.01%	0.00%	0.00%

ROACE excluding death benefit on BOLI	11.35%	9.44%	9.13%
Prepayment penalties on borrowings	0.00%	0.00%	1.61%
Tax effect	0.00%	0.00%	-0.56%

ROACE excluding prepayment penalties on borrowings	11.35%	9.44%	10.18%
Gain on remeasurement of equity interest in Lafayette	0.00%	-0.14%	0.00%
Tax effect	0.00%	0.02%	0.00%

ROACE excluding gain on remeasurement of equity interest in Lafayette	11.35%	9.32%	10.18%
Tax reform bill impact	0.00%	0.64%	0.00%

ROACE excluding tax reform bill impact	11.35%	9.96%	10.18%
Acquisition-related purchase accounting adjustments (“PAUs”)	-1.29%	-0.92%	-0.76%
Tax effect	0.27%	0.32%	0.27%

Core ROACE	10.33%	9.36%	9.69%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

Non-GAAP Allowance for Loan and Lease Loss Detail

As of December 31, 2018

(Dollars in Thousands, Unaudited)

	Pre-discount Loan Balance	Allowance for Loan Losses (ALLL)	Loan Discount	ALLL + Loan Discount	Loans, net	ALLL/ Pre-discount Loan Balance	Loan Discount/ Pre-discount Loan Balance	ALLL+Loan Discount/ Pre-discount Loan Balance
Horizon Legacy	$2,482,496	$17,760	N/A	$17,760	$2,464,736	0.72%	0.00%	0.72%
Heartland	9,085	—	685	685	8,400	0.00%	7.54%	7.54%
Summit	21,691	—	1,186	1,186	20,505	0.00%	5.47%	5.47%
Peoples	86,634	—	1,958	1,958	84,676	0.00%	2.26%	2.26%
Kosciusko	38,578	—	615	615	37,963	0.00%	1.59%	1.59%
LaPorte	88,134	60	2,985	3,045	85,089	0.07%	3.39%	3.46%
CNB	4,499	—	118	118	4,381	0.00%	2.62%	2.62%
Lafayette	89,446	—	1,427	1,427	88,019	0.00%	1.60%	1.60%
Wolverine	193,807	—	2,723	2,723	191,084	0.00%	1.41%	1.41%

Total	$3,014,370	$17,820	$11,697	$29,517	$2,984,853	0.59%	0.39%	0.98%

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

Liquidity

The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2018, Horizon had available approximately $340.3 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. Factors which could impact Horizon’s funding needs in the future include:

•

Horizon had outstanding borrowings of over $356.6 million with the FHLB and total borrowing capacity with the FHLB of $558.6 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon had a total of $47.0 million of unused Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.

•	Horizon had a total of $93.2 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

•	Horizon had approximately $648.6 million of unpledged investment securities at December 31, 2018.

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

During 2018, cash flows were generated primarily from the sales, maturities, and prepayments of investment securities of $131.7 million and an increase in deposits of $258.4 million. Cash flows were used to purchase investments totaling $243.1 million, to fund an increase in loans of $182.6 million, to purchase $10.4 million in bank owned life insurance and a decrease in borrowings of $13.6 million. The net cash and cash equivalent position decreased by $2.2 million during 2018.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2018. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within One Year	After one but within three years	After three but within five years	After five years
Remaining contractual maturities of time deposits	$812,911	$525,801	$237,884	$30,752	$18,474
Borrowings	550,384	485,557	42,514	12,268	10,045
Subordinated debentures	37,837	—	—	—	37,837
Loan commitments	873,792	258,071	615,721	—	—
Letters of credit	4,792	2,746	2,046	—	—

Total	$2,279,716	$1,272,175	$898,165	$43,020	$66,356

Interest Rate Sensitivity

The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on a model that assumes a lag in repricing, at December 31, 2018, the amount of assets that reprice within one year was 148% of liabilities that reprice within one year. At December 31, 2017, this same model reported that the amount of assets that reprice within one year was approximately 191% of the amount of liabilities that reprice within the same time period. The year 2018 was a rising rate environment and the yields on assets repriced at higher rates due to increasing interest rates and a competitive environment. However, the impact of higher funding costs negatively impacted the net interest margin.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

	3 Months or Less	> 3 Months & </= 6 Months	> 6 Months & </= 1 Year	Greater Than 1 Year	Total
Loans	$1,031,685	$217,347	$335,763	$1,429,575	$3,014,370
Federal funds sold	2,713	—	—	—	2,713
Interest-earning balances with banks	16,407	—	—	—	16,407
Investment securities and FHLB stock	42,362	22,037	51,850	712,284	828,533
Other assets	—	—	—	384,665	384,665

Total assets	$1,093,167	$239,384	$387,613	$2,526,524	$4,246,688

Noninterest-bearing deposits	$15,941	$15,941	$31,882	$578,365	$642,129
Interest-bearing deposits	186,868	194,957	344,061	1,771,361	2,497,247
Borrowed funds	298,309	57,209	18,311	214,392	588,221
Other liabilities	—	—	—	27,099	27,099
Stockholders’ equity	—	—	—	491,992	491,992

Total liabilities and stockholders’ equity	$501,118	$268,107	$394,254	$3,083,209	$4,246,688

GAP	$592,049	$(28,723)	$(6,641)	$(556,685)
Cumulative GAP	$592,049	$563,326	$556,685

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

The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2018. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Table dollars in thousands except per share data)

						2024		Fair Value December 31
	2019	2020	2021	2022	2023	& Beyond	Total	2018
Rate-sensitive assets
Fixed interest rate loans	$620,469	$318,595	$203,792	$119,334	$63,774	$86,431	$1,412,395	$1,286,548
Average interest rate	4.70%	4.68%	4.71%	4.83%	4.90%	4.82%	4.72%
Variable interest rate loans	977,379	127,307	108,337	93,139	79,358	216,455	1,601,975	1,605,392
Average interest rate	4.88%	4.42%	4.32%	4.49%	4.44%	3.78%	4.61%

Total loans	1,597,848	445,902	312,129	212,473	143,132	302,886	3,014,370	2,891,940
Average interest rate	4.81%	4.60%	4.58%	4.68%	4.65%	4.08%	4.66%
Securities, including FHLB stock	116,249	79,052	75,399	74,416	58,304	425,113	828,533	828,534
Average interest rate	2.35%	2.96%	2.99%	3.12%	3.06%	3.65%	3.25%
Other interest-earning assets	19,120	—	—	—	—	—	19,120	19,120
Average interest rate	2.96%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total earning assets	$1,733,217	$524,954	$387,528	$286,889	$201,436	$727,999	$3,862,023	$3,739,594

Average interest rate	4.62%	4.36%	4.27%	4.27%	4.19%	3.83%	4.35%
Rate-sensitive liabilities
Noninterest-bearing deposits	$63,765	$57,432	$51,729	$46,592	$41,965	$380,646	$642,129	$642,129
NOW accounts	45,759	40,309	35,508	31,279	27,554	203,794	384,203	358,075
Average interest rate	0.28%	0.28%	0.28%	0.28%	0.28%	0.28%	0.28%
Savings and money market accounts	154,182	135,715	119,479	105,203	92,649	692,905	1,300,133	1,213,225
Average interest rate	0.81%	0.81%	0.80%	0.80%	0.79%	0.74%	0.77%
Certificates of deposit	525,946	137,474	68,957	31,285	30,750	18,499	812,911	805,974
Average interest rate	1.86%	1.94%	2.13%	2.10%	2.22%	1.95%	1.92%

Total deposits	789,652	370,930	275,673	214,359	192,918	1,295,844	3,139,376	3,019,403
Average interest rate	1.41%	1.05%	0.92%	0.74%	0.77%	0.47%	0.85%
Fixed interest rate borrowings	350,726	56,388	17,948	13,178	20	60,008	498,268	495,739
Average interest rate	1.68%	2.04%	2.48%	3.97%	4.90%	2.71%	1.93%
Variable interest rate borrowings	89,953	—	—	—	—	—	89,953	82,283
Average interest rate	2.89%	0.00%	0.00%	0.00%	0.00%	0.00%	2.89%

Total funds	$1,230,331	$427,318	$293,621	$227,537	$192,938	$1,355,852	$3,727,597	$3,597,425

Average interest rate	1.60%	1.18%	1.01%	0.93%	0.77%	0.56%	1.04%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this item is incorporated by reference to the information appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HORIZON BANCORP, INC. AND SUBSIDIARIES

Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	December 31	December 31
	2018	2017
Assets
Cash and due from banks	$58,492	$59,980
Interest-earning time deposits	15,744	16,461
Investment securities, available for sale	600,348	509,665
Investment securities, held to maturity (fair value of $208,273 and $201,085)	210,112	200,448
Loans held for sale	1,038	3,094
Loans, net of allowance for loan losses of $17,820 and $16,394	2,995,512	2,818,786
Premises and equipment, net	74,331	75,529
Federal Home Loan Bank stock	18,073	18,105
Goodwill	119,880	119,880
Other intangible assets	10,390	12,402
Interest receivable	14,239	13,059
Cash value of life insurance	88,062	75,931
Other assets	40,467	40,963

Total assets	$4,246,688	$3,964,303

Liabilities
Deposits
Non-interest bearing	$642,129	$601,805
Interest bearing	2,497,247	2,279,198

Total deposits	3,139,376	2,881,003
Borrowings	550,384	564,157
Subordinated debentures	37,837	37,653
Interest payable	2,031	886
Other liabilities	25,068	23,526

Total liabilities	3,754,696	3,507,225

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares (Restated—See Note 1)
Issued 38,400,476 and 38,323,604 shares (Restated—See Note 1), Outstanding 38,375,407 and 38,294,729 shares (Restated—See Note 1)	—	—
Additional paid-in capital	276,101	275,059
Retained earnings	224,035	185,570
Accumulated other comprehensive loss	(8,144)	(3,551)

Total stockholders’ equity	491,992	457,078

Total liabilities and stockholders’ equity	$4,246,688	$3,964,303

See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2018	2017	2016
Interest Income
Loans receivable	$147,478	$112,329	$91,569
Investment securities
Taxable	10,621	9,086	10,039
Tax exempt	8,069	7,068	4,921

Total interest income	166,168	128,483	106,529

Interest Expense
Deposits	18,225	7,901	6,616
Borrowed funds	11,009	6,178	11,807
Subordinated debentures	2,365	2,304	2,114

Total interest expense	31,599	16,383	20,537

Net Interest Income	134,569	112,100	85,992
Provision for loan losses	2,906	2,470	1,842

Net Interest Income after Provision for Loan Losses	131,663	109,630	84,150

Non-interest Income
Service charges on deposit accounts	7,762	6,383	5,762
Wire transfer fees	612	658	806
Interchange fees	5,715	5,104	4,165
Fiduciary activities	7,827	7,894	6,621
Gains (losses) on sale of investment securities (includes $(443), $38 and $1,836 for the years ended December 31, 2018, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassificiations)	(443)	38	1,836
Gain on sale of mortgage loans	6,613	7,906	11,675
Mortgage servicing income net of impairment	2,120	1,583	1,908
Increase in cash value of bank owned life insurance	1,912	1,797	1,643
Death benefit on bank owned life insurance	154	—	—
Other income	2,141	1,773	1,039

Total non-interest income	34,413	33,136	35,455

Non-interest Expense
Salaries and employee benefits	56,623	51,375	44,013
Net occupancy expenses	10,482	9,535	8,322
Data processing	6,816	5,914	5,367
Professional fees	1,926	2,490	2,752
Outside services and consultants	5,271	7,018	7,863
Loan expense	6,341	4,970	5,582
FDIC insurance expense	1,444	1,046	1,559
Other losses	665	368	684
Other expense	12,948	12,097	10,750

Total non-interest expense	102,516	94,813	86,892

Income Before Income Taxes	63,560	47,953	32,713
Income tax expense (includes $(93), $13 and $643 for the years ended December 31, 2018, 2017 and 2016, respectively, related to income tax expense (benefit) from reclassification items)	10,443	14,836	8,801

Net Income	53,117	33,117	23,912
Preferred stock dividend	—	—	(42)

Net Income Available to Common Shareholders	$53,117	$33,117	$23,870

Basic Earnings Per Share	$1.39	$0.96	$0.80
Diluted Earnings Per Share	1.38	0.95	0.79

See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31
	2018	2017	2016
Net Income	$53,117	$33,117	$23,912

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(32)	1,404	9
Income tax effect	7	(491)	(3)

Changes from derivative instruments	(25)	913	6

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(5,067)	2,110	(5,091)
Amortization from transfer of securities from available for sale to held to maturity securities	(190)	(256)	(653)
Reclassification adjustment for securities (gains) losses realized in income	443	(38)	(1,836)
Income tax effect	1,012	(636)	2,653

Unrealized gains (losses) on securities	(3,802)	1,180	(4,927)

Other Comprehensive Income (Loss), Net of Tax	(3,827)	2,093	(4,921)

Comprehensive Income	$49,290	$35,210	$18,991

See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2016	$12,500	$—	$106,370	$148,685	$(723)	$266,832
Net income				23,912		23,912
Other comprehensive income, net of tax					(4,921)	(4,921)
Redemption of preferred stock	(12,500)					(12,500)
Amortization of unearned compensation			284			284
Stock option expense			324			324
Stock issued stock plans			572			572
Stock issued Kosciusko acquisition			14,470			14,470
Stock issued LaPorte acquisition			60,306			60,306
Cash dividends on preferred stock (1.00%)				(42)		(42)
Cash dividends on common stock ($0.27 per share)				(8,382)		(8,382)

Balances, December 31, 2016	$—	$—	$182,326	$164,173	$(5,644)	$340,855
Net income				33,117		33,117
Other comprehensive income, net of tax					2,093	2,093
Amortization of unearned compensation			135			135
Exercise of stock options			1,604			1,604
Stock option expense			325			325
Stock issued in Lafayette acquisition			28,558			28,558
Stock issued in Wolverine acquisition			62,111			62,111
Cash dividends on common stock ($0.33 per share)				(11,720)		(11,720)

Balances, December 31, 2017	$—	$—	$275,059	$185,570	$(3,551)	$457,078
Net income				53,117		53,117
Other comprehensive loss, net of tax					(3,827)	(3,827)
Amortization of unearned compensation			169			169
Exercise of stock options			493			493
Stock option expense			251			251
Stock issued stock plans			129			129
Reclassification of tax adjustment on accumulated other comprehensive loss				766	(766)	—
Cash dividends on common stock ($0.40 per share)				(15,418)		(15,418)

Balances, December 31, 2018	$—	$—	$276,101	$224,035	$(8,144)	$491,992

See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2018	2017	2016
Operating Activities
Net income	$53,117	$33,117	$23,912
Items not requiring (providing) cash
Provision for loan losses	2,906	2,470	1,842
Depreciation and amortization	6,813	5,936	5,275
Share based compensation	251	325	324
Mortgage servicing rights, net impairment	(60)	80	110
Premium amortization on securities, net	5,798	6,024	6,162
Loss (gain) on sale of investment securities	443	(38)	(1,836)
Gain on sale of mortgage loans	(6,613)	(7,906)	(11,675)
Proceeds from sales of loans	197,492	231,410	328,377
Loans originated for sale	(188,823)	(218,511)	(316,875)
Change in cash value life insurance	(1,912)	(1,797)	(1,618)
Death benefit on bank owned life insurance	154	—	—
Loss (gain) on sale of other real estate owned	(209)	(4)	261
Net change in:
Interest receivable	(1,180)	(2,591)	(544)
Interest payable	1,145	152	(275)
Other assets	2,460	6,173	489
Other liabilities	658	(5,776)	(8,381)

Net cash provided by operating activities	72,440	49,064	25,548

Investing Activities
Purchases of securities available for sale	(214,706)	(149,376)	(225,555)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	123,377	85,587	269,587
Purchases of securities held to maturity	(28,374)	(31,794)	(45,832)
Proceeds from maturities of securities held to maturity	8,301	13,376	30,843
Net change in interest-earning time deposits	717	950	(4,083)
Change in Federal Reserve and FHLB stock	32	8,987	(5,448)
Net change in loans	(182,637)	(251,821)	32,099
Proceeds on the sale of OREO and repossessed assets	3,258	4,238	2,572
Change in premises and equipment, net	(3,434)	(2,689)	(1,383)
Purchases of bank owned life insurance	(10,450)	—	—
Net cash received in acquisition, Kosciusko	—	—	30,437
Net cash received in acquisition, LaPorte	—	—	116,521
Net cash received in acquisition, CNB	—	—	22,549
Net cash received in acquisition of branch	—	11,000	—
Net cash received in acquisition, Lafayette	—	20,425	—
Gain on remeasurement of equity interest in Lafayette	—	(530)	—
Net cash received in acquisition, Wolverine	—	12,723	—

Net cash provided by (used in) investing activities	(303,916)	(278,924)	222,307

Financing Activities
Net change in:
Deposits	258,373	(13,360)	46,590
Borrowings	(13,589)	259,895	(255,994)
Redemption of preferred stock	—	—	(12,500)
Proceeds from issuance of stock	622	1,604	572
Dividends paid on common stock	(15,418)	(11,720)	(8,382)
Dividends paid on preferred stock	—	—	(42)

Net cash provided by (used in) financing activities	229,988	236,419	(229,756)

Net Change in Cash and Cash Equivalents	(1,488)	6,559	18,099
Cash and Cash Equivalents, Beginning of Period	59,980	53,421	35,322

Cash and Cash Equivalents, End of Period	$58,492	$59,980	$53,421

Additional Supplemental Information
Interest paid	$30,454	$15,969	$20,572
Income taxes paid	6,819	10,350	6,916
Transfer of loans to other real estate	3,005	2,411	3,679

See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Nature of Business — The consolidated financial statements of Horizon Bancorp, Inc. (“Horizon”) and its wholly owned subsidiaries, Horizon Bank (“Bank”) and Horizon Risk Management, Inc., together referred to as “Horizon” conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in the Northern and Central regions of Indiana and the Southern, Central and Great Lakes Bay regions of Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 57% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 22% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 18% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 3% of the loan portfolio and are secured by residential real estate.

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

Loans Acquired in Business Combinations — Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loans to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying FASB ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristics. Acquired loans not accounted for under ASC 310-30 are accounted for under ASC 310-20, which allows the fair value adjustment to be accreted to income over the remaining life of the loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Intangible Assets — Goodwill is tested annually for impairment. At December 31, 2018, Horizon had core deposit intangibles of $10.4 million subject to amortization and $119.9 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette and Wolverine.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

	Years Ended December 31
	2018	2017	2016
Basic earnings per share
Net income	$53,117	$33,117	$23,912
Less: Preferred stock dividends	—	—	42

Net income available to common shareholders	$53,117	$33,117	$23,870
Weighted average common shares outstanding(1)	38,347,059	34,553,736	29,981,592
Basic earnings per share	$1.39	$0.96	$0.80

Diluted earnings per share
Net income available to common shareholders	$53,117	$33,117	$23,870
Weighted average common shares outstanding(1)	38,347,059	34,553,736	29,981,592
Effect of dilutive securities:
Restricted stock	36,185	46,981	39,829
Stock options	111,987	159,721	102,193

Weighted average common shares outstanding	38,495,231	34,760,438	30,123,614
	$1.38	$0.95	$0.79

(1)	Adjusted for 3:2 stock split on June 15, 2018

At December 31, 2018, there were 102,138 shares and at December 31, 2017 and 2016 there were zero shares that were not included in the computation of diluted earnings per share because they were non-dilutive.

On May 15, 2018, the Board of Directors of the Company approved a three-for-two stock split of the Company’s authorized common stock, no par value. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this three-for-two stock split. The effect of the three-for-two stock split on the outstanding common shares is that shareholders of record as of the close of business on May 31, 2018, the record date, received an additional half share for each share of common stock held, with shareholders receiving cash in lieu of any fractional shares. The additional shares issued in the stock split were payable and issued on June 15, 2018, and the common shares began trading on a split-adjusted basis on June 19, 2018.

Dividend Restrictions — Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 21. At December 31, 2018, the Bank could, without prior approval, declare dividends of approximately $26.0 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.

Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and borrowings.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Share-Based Compensation — At December 31, 2018, Horizon had share-based compensation plans, which are described more fully in Note 22. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $626,000, $460,000, and $608,000 for 2018, 2017 and 2016, in compensation expense relating to vesting of stock options less estimated forfeitures for the 12-month periods ended December 31, 2018, 2017 and 2016.

Derivative Financial Instruments — The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. All derivative instruments are recorded on the Statements of Financial Condition, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss of the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in non-interest income or non-interest expense. Deferred gains and losses from derivatives that are terminated and were in a cash flow hedge are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Reclassifications — Certain reclassifications have been made to the 2017 and 2016 consolidated financial statements to be comparable to 2018. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

The FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Instrument. ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. Certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy and Level 3 valuation processes were removed from Topic 820. Disclosures were also added to Topic 820 for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The FASB has issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify certain aspects of the guidance issued in ASU No. 2016-01, including aspects of equity securities without a readily determinable fair value. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. As these clarifications did not have a material impact on Horizon’s consolidated financial statements, Horizon elected to early adopt this guidance as of January 1, 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

FASB ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The FASB has issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. At December 31, 2017, the Company had approximately $766,000 stranded tax effects included in AOCI and reclassified to retained earnings at January 1, 2018.

FASB ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities

The FASB has issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. For public entities, the new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). Horizon elected to early adopt this guidance as of January 1, 2018. As permitted by the ASU, Horizon reclassified approximately $6.3 million of state and municipal securities with net unrealized losses of approximately $46,000 from the held to maturity portfolio to the available for sale portfolio. Other than this reclassification of securities, adoption of the standard did not have a significant impact on Horizon’s consolidated financial statements.

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

FASB ASU No. 2016-02, Leases (Topic 842)

The FASB has issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding as of December 31, 2018, the new standard will not have a material impact on our balance sheet or income statement.

In July 2018, the FASB issued amendments (ASU No. 2018-11) which provide entities with additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 842, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. For entities that have not adopted Topic 842 before the issuance of ASU No. 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU No. 2016-02. In December 2018, the FASB issued amendments (ASU No. 2018-20) which addresses issues facing lessors when applying the leases standard. The amendments in ASU 2018-20 provide for certain accounting policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Entities that have not yet adopted Topic 842 before the issuance of ASU 2018-20 should apply ASU 2018-20 to all new and existing leases when the entity first applies Topic 842 and should apply the same transition method elected for Topic 842.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Revenue Recognition — Accounting Standards Codification 606, “Revenue from Contracts with Customers” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting of any of the Company’s revenue streams that are within the scope of the amendments. Revenue-gathering activities that are within the scope of ASC 606 and that are presented as non-interest income in the Company’s consolidated statements of income include:

•

Service charges and fees on deposit accounts – these include general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer and overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

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

Assets
Cash and due from banks	$44,450
Loans
Commercial	276,167
Residential mortgage	30,603
Consumer	3,897

Total loans	310,667
Premises and equipment, net	2,941
FRB and FHLB stock	2,700
Goodwill	26,827
Core deposit intangible	2,024
Interest receivable	584
Other assets	3,897

Total assets purchased	$394,090

Common shares issued	$62,111
Cash paid	31,662

Total purchase price	$93,773

Liabilities
Deposits
Non-interest bearing	$25,221
NOW accounts	8,026
Savings and money market	129,044
Certificates of deposit	94,688

Total deposits	256,979
Borrowings	36,970
Interest payable	214
Other liabilities	6,154

Total liabilities assumed	$300,317

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Lafayette Community Bancorp

On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and Horizon Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.8817 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,636,888. Based upon the August 31, 2017 closing price of $17.45 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million. The Company incurred approximately $1.7 million in costs related to the acquisition as of December 31, 2017. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce cost through economies of scale.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Assets
Cash and due from banks	$24,846
Investment securities, available for sale	6
Loans
Commercial	116,258
Residential mortgage	12,761
Consumer	5,280

Total loans	134,299
Premises and equipment, net	7,818
FHLB stock	395
Goodwill	15,408
Core deposit intangible	2,085
Interest receivable	338
Other assets	1,649

Total assets purchased	$186,844

Common shares issued	$30,044	(1)
Cash paid	4,421

Total purchase price	$34,465

Liabilities
Deposits
Non-interest bearing	$34,990
NOW accounts	30,174
Savings and money market	53,663
Certificates of deposit	32,520

Total deposits	151,347
Interest payable	42
Other liabilities	990

Total liabilities assumed	$152,379

(1)	This includes $955,000 of common shares previously held by Horizon.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

CNB Bancorp

On November 7, 2016, Horizon completed the acquisition of CNB Bancorp, an Indiana corporation headquartered in Attica, Indiana (“CNB”) and the Bank’s acquisition of The Central National Bank and Trust Company (“Central National Bank & Trust”), through mergers effective November 7, 2016. Under terms of the acquisition, shareholders of CNB received merger consideration in the form of cash. The total value of the consideration for the acquisition was $5.3 million. The Company incurred approximately $779,000 in costs related to the acquisition as of December 31, 2016. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

Assets
Cash and due from banks	$27,860
Investment securities, available for sale	16,393
Loans
Commercial	2,267
Residential mortgage	6,624
Consumer	1,579

Total loans	10,470
Premises and equipment, net	444
FHLB stock	50
Goodwill	609
Core deposit intangible	190
Interest receivable	154
Other assets	49

Total assets purchased	$56,219

Cash paid	$5,311

Total purchase price	$5,311

Liabilities
Deposits
Non-interest bearing	$24,079
NOW accounts	9,038
Savings and money market	13,829
Certificates of deposit	3,342

Total deposits	50,288
Borrowings	459
Interest payable	7
Other liabilities	154

Total liabilities assumed	$50,908

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

LaPorte Bancorp, Inc.

On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and the Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the merger agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 1.4153 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte Bancorp shareholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 5,132,232 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $12.24 per share of Horizon common stock, less the consideration used to pay off LaPorte Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $98.6 million. The Company incurred approximately $4.0 million in costs related to the acquisition as of December 31, 2016. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

Assets
Cash and due from banks	$154,849
Investment securities, available for sale	23,779
Loans
Commercial	153,750
Residential mortgage	42,603
Consumer	16,801
Mortgage warehousing	99,752

Total loans	312,906
Premises and equipment, net	6,022
FHLB stock	4,029
Goodwill	20,993
Core deposit intangible	2,514
Interest receivable	844
Cash value of life insurance	15,267
Other assets	8,334

Total assets purchased	$549,537

Common shares issued	$60,306
Cash paid	38,328

Total purchase price	$98,634

Liabilities
Deposits
Non-interest bearing	$66,733
NOW accounts	99,346
Savings and money market	117,688
Certificates of deposit	87,605

Total deposits	371,372
Borrowings	64,793
Subordinated debentures	4,504
Interest payable	178
Other liabilities	10,056

Total liabilities assumed	$450,903

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Kosciusko Financial, Inc.

On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and the Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the merger agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 6.7775 shares of Horizon common stock for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consisted of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko shareholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 1,310,145 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $11.04 per share of Horizon common stock, the transaction has an implied valuation of approximately $23.0 million. The Company incurred approximately $2.0 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

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

Assets
Cash and due from banks	$38,950
Investment securities, available for sale	1,191
Loans
Commercial	70,006
Residential mortgage	26,244
Consumer	6,319

Total loans	102,569
Premises and equipment, net	1,466
FRB and FHLB stock	582
Goodwill	6,443
Core deposit intangible	526
Interest receivable	636
Cash value of life insurance	2,745
Other assets	765

Total assets purchased	$155,873

Common shares issued	$14,470
Cash paid	8,513

Total purchase price	$22,983

Liabilities
Deposits
Non-interest bearing	$27,871
NOW accounts	35,213
Savings and money market	26,953
Certificates of deposit	32,771

Total deposits	122,808
Borrowings	9,038
Interest payable	55
Other liabilities	989
Total liabilities assumed	$132,890

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The results of operations of Wolverine, Lafayette, CNB, LaPorte Bancorp and Kosciusko have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma results for the periods ended December 31, 2017 and 2016 as if the Wolverine, Lafayette, CNB, LaPorte Bancorp and Kosciusko acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	Years Ended December 31
	2017	2016
Summary of Operations:
Net Interest Income	$125,442	$115,860
Provision for Loan Losses	(12)	1,082
Net Interest Income after Provision for Loan Losses	125,454	114,778
Non-interest Income	33,959	43,330
Non-interest Expense	109,605	119,522
Income before Income Taxes	49,808	38,586
Income Tax Expense	16,204	12,072
Net Income	33,604	26,514
Net Income Available to Common Shareholders	$33,604	$26,472
Basic Earnings per Share	$0.97	$0.88
Diluted Earnings per Share	$0.97	$0.88

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 3 – Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.

At December 31, 2018, the Company’s cash accounts exceeded federally insured limits by approximately $10.3 million. Approximately $3.5 million of this amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Indianapolis, which is not federally insured.

Note 4 – Securities

The fair value of securities is as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$16,815	$1	$(208)	$16,608
State and municipal	210,386	1,495	(2,578)	209,303
Federal agency collateralized mortgage obligations	187,563	625	(3,185)	185,003
Federal agency mortgage-backed pools	183,479	80	(4,823)	178,736
Corporate notes	10,666	107	(75)	10,698

Total available for sale investment securities	$608,909	$2,308	$(10,869)	$600,348

Held to maturity
State and municipal	$191,269	$1,773	$(3,366)	$189,676
Federal agency collateralized mortgage obligations	5,144	6	(120)	5,030
Federal agency mortgage-backed pools	13,699	74	(206)	13,567

Total held to maturity investment securities	$210,112	$1,853	$(3,692)	$208,273

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,277	$—	$(225)	$19,052
State and municipal	148,045	2,189	(670)	149,564
Federal agency collateralized mortgage obligations	132,871	45	(2,551)	130,365
Federal agency mortgage-backed pools	211,487	155	(2,985)	208,657
Private labeled mortgage-backed pools	1,650	—	(8)	1,642
Corporate notes	272	113	—	385

Total available for sale investment securities	$513,602	$2,502	$(6,439)	$509,665

Held to maturity
State and municipal	$179,836	$3,493	$(2,932)	$180,397
Federal agency collateralized mortgage obligations	5,734	17	(69)	5,682
Federal agency mortgage-backed pools	14,878	216	(88)	15,006

Total held to maturity investment securities	$200,448	$3,726	$(3,089)	$201,085

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2018, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2018.

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

The amortized cost and fair value of securities available for sale and held-to-maturity at December 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$20,532	$20,448	$13,347	$13,326
One to five years	42,476	41,705	40,468	40,193
Five to ten years	107,839	107,107	50,473	51,156
After ten years	67,020	67,349	63,306	64,326

	237,867	236,609	167,594	169,001
Federal agency collateralized mortgage obligations	187,563	185,003	132,871	130,365
Federal agency mortgage-backed pools	183,479	178,736	211,487	208,657
Private labeled mortgage-backed pools	—	—	1,650	1,642

Total available for sale investment securities	$608,909	$600,348	$513,602	$509,665

Held to maturity
Within one year	$70	$70	$1,948	$1,934
One to five years	48,732	49,324	40,603	41,531
Five to ten years	101,809	101,533	89,801	91,249
After ten years	40,658	38,749	47,484	45,683

	191,269	189,676	179,836	180,397
Federal agency collateralized mortgage obligations	5,144	5,030	5,734	5,682
Federal agency mortgage-backed pools	13,699	13,567	14,878	15,006

Total held to maturity investment securities	$210,112	$208,273	$200,448	$201,085

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$9,707	$(208)	$9,707	$(208)
State and municipal	75,163	(1,628)	106,335	(4,316)	181,498	(5,944)
Federal agency collateralized mortgage obligations	6,450	(25)	106,257	(3,280)	112,707	(3,305)
Federal agency mortgage-backed pools	5,739	(39)	175,865	(4,990)	181,604	(5,029)
Corporate notes	5,263	(75)	—	—	5,263	(75)

Total temporarily impaired securities	$92,615	$(1,767)	$398,164	$(12,794)	$490,779	$(14,561)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$15,882	$(180)	$2,870	$(45)	$18,752	$(225)
State and municipal	54,312	(2,758)	30,691	(844)	85,003	(3,602)
Federal agency collateralized mortgage obligations	54,006	(589)	73,462	(2,031)	127,468	(2,620)
Federal agency mortgage-backed pools	103,926	(1,019)	86,846	(2,054)	190,772	(3,073)
Private labeled mortgage-backed pools	1,642	(8)	—	—	1,642	(8)

Total temporarily impaired securities	$229,768	$(4,554)	$193,869	$(4,974)	$423,637	$(9,528)

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

U.S. Treasury, federal agency, state and municipal

The unrealized losses on the Company’s investments in U.S. Treasury, federal agency and state and municipals were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Federal agency mortgage-backed pools and collateralized mortgage obligations

The unrealized losses on the Company’s investment in federal agency mortgage backed pools and collateralized mortgage obligations securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Information regarding security proceeds, gross gains and gross losses are presented below.

	Years Ended December 31
	2018	2017	2016
Sales of securities available for sale
Proceeds	$38,519	$5,490	$182,549
Gross gains	37	151	2,646
Gross losses	(480)	(113)	(810)

The tax effect of the proceeds from the sale of securities available for sale was $(93,000), $13,000 and $643,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2018, the Company had pledged $58.8 million of fair value or $60.7 million of amortized cost, in securities as collateral for $52.1 million in repurchase agreements, $96.2 million of fair value or $95.9 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with $0 current outstanding borrowings and $11.1 million of fair value or $11.2 million of amortized cost, in securities as collateral for $1.8 million in settlements on the fair value of swap agreements.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 5 – Loans

	December 31	December 31
	2018	2017
Commercial
Working capital and equipment	$804,083	$720,477
Real estate, including agriculture	834,037	880,861
Tax exempt	48,975	36,324
Other	34,495	32,272

Total	1,721,590	1,669,934
Real estate
1-4 family	659,754	602,196
Other	8,387	7,543

Total	668,141	609,739
Consumer
Auto	327,413	244,003
Recreation	13,975	8,728
Real estate/home improvement	39,587	37,052
Home equity	163,209	165,240
Unsecured	4,043	3,479
Other	1,254	2,497

Total	549,481	460,999
Mortgage warehouse	74,120	94,508

Total loans	3,013,332	2,835,180
Allowance for loan losses	(17,820)	(16,394)

Loans, net	$2,995,512	$2,818,786

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows the recorded investment of individual loan categories.

	December 31, 2018
	Loan Balance	Interest Due	Deferred Costs/(Fees)	Recorded Investment
Owner occupied real estate	$561,463	$1,240	$(1,629)	$561,074
Non-owner occupied real estate	717,814	1,063	(1,839)	717,038
Residential spec homes	5,199	13	(2)	5,210
Development & spec land	46,547	131	(12)	46,666
Commercial and industrial	394,346	3,149	(297)	397,198

Total commercial	1,725,369	5,596	(3,779)	1,727,186
Residential mortgage	646,136	1,861	(2,025)	645,972
Residential construction	24,030	42	—	24,072
Mortgage warehouse	74,120	480	—	74,600

Total real estate	744,286	2,383	(2,025)	744,644
Direct installment	38,173	103	566	38,842
Indirect installment	314,177	738	—	314,915
Home equity	194,766	973	1,799	197,538

Total consumer	547,116	1,814	2,365	551,295

Total loans	3,016,771	9,793	(3,439)	3,023,125
Allowance for loan losses	(17,820)	—	—	(17,820)

Net loans	$2,998,951	$9,793	$(3,439)	$3,005,305

	December 31, 2017
	Loan Balance	Interest Due	Deferred Costs/(Fees)	Recorded Investment
Owner occupied real estate	$576,022	$1,511	$(1,917)	$575,616
Non-owner occupied real estate	683,901	1,138	(2,478)	682,561
Residential spec homes	16,591	63	(80)	16,574
Development & spec land	49,996	117	(579)	49,534
Commercial and industrial	349,085	2,572	(607)	351,050

Total commercial	1,675,595	5,401	(5,661)	1,675,335
Residential mortgage	596,087	1,776	(2,375)	595,488
Residential construction	16,027	39	—	16,066
Mortgage warehouse	94,508	480	—	94,988

Total real estate	706,622	2,295	(2,375)	706,542
Direct installment	36,737	113	552	37,402
Indirect installment	227,659	528	(168)	228,019
Home equity	194,860	889	1,359	197,108

Total consumer	459,256	1,530	1,743	462,529

Total loans	2,841,473	9,226	(6,293)	2,844,406
Allowance for loan losses	(16,394)	—	—	(16,394)

Net loans	$2,825,079	$9,226	$(6,293)	$2,828,012

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	December 31, 2018
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$232	$175	$—	$407	$—	$407
Summit	323	555	—	878	—	878
Peoples	270	58	—	328	—	328
Kosciusko	746	155	—	901	—	901
LaPorte	753	947	27	1,727	60	1,667
Lafayette	3,080	—	—	3,080	—	3,080
Wolverine	7,841	—	—	7,841	—	7,841

Total	$13,245	$1,890	$27	$15,162	$60	$15,102

	December 31, 2017
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$390	$229	$—	$619	$—	$619
Summit	3,653	870	—	4,523	—	4,523
Peoples	315	126	—	441	—	441
Kosciusko	838	403	—	1,241	—	1,241
LaPorte	1,034	1,004	33	2,071	—	2,071
Lafayette	4,271	—	—	4,271	—	4,271
Wolverine	16,697	—	—	16,697	—	16,697

Total	$27,198	$2,632	$33	$29,863	$—	$29,863

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Accretable yield, or income expected to be collected are as follows:

	Twelve Months Ended December 31, 2018
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$452	$—	$(85)	$—	$(193)	$174
Summit	147	—	(54)	—	(51)	42
Kosciusko	386	—	(78)	—	(8)	300
LaPorte	980	—	(144)	—	(7)	829
Lafayette	933	—	(275)	—	(49)	609
Wolverine	2,267	—	(812)	—	(757)	698

Total	$5,165	$—	$(1,448)	$—	$(1,065)	$2,652

	Twelve Months Ended December 31, 2017
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$557	$—	$(99)	$—	$(6)	$452
Summit	502	—	(353)	—	(2)	147
Peoples	389	—	(388)	—	(1)	—
Kosciusko	530	—	(101)	—	(43)	386
LaPorte	1,479	—	(235)	—	(264)	980
Lafayette	—	933	—	—	—	933
Wolverine	—	2,267	—	—	—	2,267

Total	$3,457	$3,200	$(1,176)	$—	$(316)	$5,165

During the years ended December 31, 2018 and 2017, the Company increased the allowance for loan losses by a charge to the income statement of $60,000 and $0, respectively. No allowance for loan losses were reversed for the years ended December 31, 2018 and 2017.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

	Years Ended December 31
	2018	2017	2016
Balance at beginning of the period	$16,394	$14,837	$14,534
Loans charged-off:
Commercial
Owner occupied real estate	112	68	181
Non-owner occupied real estate	—	20	471
Residential spec homes	—	—	—
Development & spec land	—	1	—
Commercial and industrial	361	540	106

Total commercial	473	629	758
Real estate
Residential mortgage	76	89	213
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	76	89	213
Consumer
Direct installment	154	137	329
Indirect installment	1,673	1,193	1,051
Home equity	176	205	309

Total consumer	2,003	1,535	1,689

Total loans charged-off	2,552	2,253	2,660
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	59	9	31
Non-owner occupied real estate	29	32	55
Residential spec homes	8	8	8
Development & spec land	—	—	—
Commercial and industrial	80	249	116

Total commercial	176	298	210
Real estate
Residential mortgage	27	44	97
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	27	44	97
Consumer
Direct installment	53	501	81
Indirect installment	505	497	529
Home equity	311	—	204

Total consumer	869	998	814

Total loan recoveries	1,072	1,340	1,121

Net loans charged-off	1,480	913	1,539

Provision charged to operating expense
Commercial	1,699	2,164	(68)
Real estate	(487)	(81)	(23)
Consumer	1,694	387	1,933

Total provision charged to operating expense	2,906	2,470	1,842

Balance at the end of the period	$17,820	$16,394	$14,837

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	December 31, 2018
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,035	$—	$—	$—	$1,035
Collectively evaluated for impairment	9,460	1,676	1,006	4,643	16,785
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$10,495	$1,676	$1,006	$4,643	$17,820

Loans:
Individually evaluated for impairment	$6,708	$—	$—	$—	$6,708
Collectively evaluated for impairment	1,718,661	670,166	74,120	547,116	3,010,063
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,725,369	$670,166	$74,120	$547,116	$3,016,771

	December 31, 2017
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$—	$—	$—	$184
Collectively evaluated for impairment	8,909	2,188	1,030	4,083	16,210
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$9,093	$2,188	$1,030	$4,083	$16,394

Loans:
Individually evaluated for impairment	$7,187	$—	$—	$—	$7,187
Collectively evaluated for impairment	1,668,408	612,114	94,508	459,256	2,834,286
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,675,595	$612,114	$94,508	$459,256	$2,841,473

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 8 – Non-performing Assets and Impaired Loans

The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	December 31, 2018
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$3,413	$—	$—	$109	$3,522
Non-owner occupied real estate	554	—	492	—	1,046
Residential spec homes	—	—	—	—	—
Development & spec land	68	—	—	—	68
Commercial and industrial	2,059	208	—	—	2,267

Total commercial	6,094	208	492	109	6,903
Real estate
Residential mortgage	2,846	180	423	1,558	5,007
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	2,846	180	423	1,558	5,007
Consumer
Direct installment	35	—	—	—	35
Indirect installment	916	173	—	—	1,089
Home equity	1,657	7	142	335	2,141

Total consumer	2,608	180	142	335	3,265

Total	$11,548	$568	$1,057	$2,002	$15,175

	December 31, 2017
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$4,877	$—	$11	$1	$4,889
Non-owner occupied real estate	115	—	440	—	555
Residential spec homes	—	—	—	—	—
Development & spec land	176	—	—	—	176
Commercial and industrial	1,734	—	—	—	1,734

Total commercial	6,902	—	451	1	7,354
Real estate
Residential mortgage	3,693	—	351	1,450	5,494
Residential construction	—	—	—	222	222
Mortgage warehouse	—	—	—	—	—

Total real estate	3,693	—	351	1,672	5,716
Consumer
Direct installment	160	—	—	—	160
Direct installment purchased	—	—	—	—	—
Indirect installment	1,041	167	—	—	1,208
Home equity	1,480	—	211	285	1,976

Total consumer	2,681	167	211	285	3,344

Total	$13,276	$167	$1,013	$1,958	$16,414

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Included in the $11.5 million of non-accrual loans and the $1.1 million of non-performing TDRs at December 31, 2018 were $3.6 million and $0, respectively, of loans acquired for which there were accretable yields recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2018, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2018, the Company had $3.1 million in TDRs and $2.0 million were performing according to the restructured terms and one TDR was returned to accrual status during 2018. There was $20,000 of specific reserves allocated to TDRs at December 31, 2018 based on the collateral deficiencies.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents commercial loans individually evaluated for impairment by class of loans:

	December 31, 2018
				Twelve Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$2,696	$2,689	$—	$3,048	$71
Non-owner occupied real estate	860	888	—	1,096	12
Residential spec homes	—	—	—	—	—
Development & spec land	68	66	—	71	—
Commercial and industrial	1,344	1,337	—	1,239	27

Total commercial	4,968	4,980	—	5,454	110
With an allowance recorded
Commercial
Owner occupied real estate	827	828	145	864	—
Non-owner occupied real estate	186	186	30	180	4
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	715	714	860	870	14

Total commercial	1,728	1,728	1,035	1,914	18

Total	$6,696	$6,708	$1,035	$7,368	$128

	December 31, 2017
				Twelve Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$3,824	$3,849	$—	$1,673	$11
Non-owner occupied real estate	554	570	—	345	—
Residential spec homes	—	—	—	—	—
Development & spec land	176	174	—	233	4
Commercial and industrial	1,656	1,663	—	1,445	25

Total commercial	6,210	6,256	—	3,696	40
With an allowance recorded
Commercial
Owner occupied real estate	931	931	184	78	46
Non-owner occupied real estate	—	—	—	—	—
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	931	931	184	78	46

Total	$7,141	$7,187	$184	$3,774	$86

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2016
				Twelve Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,533	$1,533	$—	$1,619	$58
Non-owner occupied real estate	440	440	—	871	18
Residential spec homes	—	—	—	—	—
Development & spec land	118	118	—	61	16
Commercial and industrial	128	127	—	349	1

Total commercial	2,219	2,218	—	2,900	93
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non-owner occupied real estate	—	—	—	—	—
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	31	32	4	5	2

Total commercial	31	32	4	5	2

Total	$2,250	$2,250	$4	$2,905	$95

The following table presents the payment status by class of loans:

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$556,516	$537	$997	$—	$3,413	$4,947	$561,463
Non-owner occupied real estate	716,574	175	19	—	1,046	1,240	717,814
Residential spec homes	4,707	492	—	—	—	492	5,199
Development & spec land	46,479	—	—	—	68	68	46,547
Commercial and industrial	390,828	515	736	208	2,059	3,518	394,346

Total commercial	1,715,104	1,719	1,752	208	6,586	10,265	1,725,369
Real estate
Residential mortgage	641,500	1,131	56	180	3,269	4,636	646,136
Residential construction	24,030	—	—	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	—	—	74,120

Total real estate	739,650	1,131	56	180	3,269	4,636	744,286
Consumer
Direct installment	38,138	93	18	—	35	35	38,173
Indirect installment	313,088	1,396	198	173	916	1,089	314,177
Home equity	192,960	761	37	7	1,799	1,806	194,766

Total consumer	544,186	2,250	253	180	2,750	2,930	547,116

Total	$2,998,940	$5,100	$2,061	$568	$12,605	$17,831	$3,016,771

Percentage of total loans	99.41%	0.17%	0.07%	0.02%	0.42%	0.59%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$567,571	$1,613	$1,950	$—	$4,888	$8,451	$576,022
Non-owner occupied real estate	682,712	512	122	—	555	1,189	683,901
Residential spec homes	16,591	—	—	—	—	—	16,591
Development & spec land	49,789	31	—	—	176	207	49,996
Commercial and industrial	346,830	520	1	—	1,734	2,255	349,085

Total commercial	1,663,493	2,676	2,073	—	7,353	12,102	1,675,595
Real estate
Residential mortgage	590,746	1,248	49	—	4,044	5,341	596,087
Residential construction	15,964	63	—	—	—	63	16,027
Mortgage warehouse	94,508	—	—	—	—	—	94,508

Total real estate	701,218	1,311	49	—	4,044	5,404	706,622
Consumer
Direct installment	36,489	78	10	—	160	248	36,737
Indirect installment	224,348	1,859	244	167	1,041	3,311	227,659
Home equity	192,140	502	527	—	1,691	2,720	194,860

Total consumer	452,977	2,439	781	167	2,892	6,279	459,256

Total	$2,817,688	$6,426	$2,903	$167	$14,289	$23,785	$2,841,473

Percentage of total loans	99.16%	0.23%	0.10%	0.01%	0.50%	0.84%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents loans by credit grades.

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$538,177	$6,618	$16,668	$—	$561,463
Non-owner occupied real estate	702,269	9,682	5,863	—	717,814
Residential spec homes	5,199	—	—	—	5,199
Development & spec land	46,382	97	68	—	46,547
Commercial and industrial	379,607	6,655	8,084	—	394,346

Total commercial	1,671,634	23,052	30,683	—	1,725,369
Real estate
Residential mortgage	641,309	—	4,827	—	646,136
Residential construction	24,030	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	74,120

Total real estate	739,459	—	4,827	—	744,286
Consumer
Direct installment	38,138	—	35	—	38,173
Indirect installment	313,088	—	1,089	—	314,177
Home equity	192,625	—	2,141	—	194,766

Total consumer	543,851	—	3,265	—	547,116

Total	$2,954,944	$23,052	$38,775	$—	$3,016,771

Percentage of total loans	97.95%	0.76%	1.29%	0.00%

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$549,198	$8,622	$18,202	$—	$576,022
Non-owner occupied real estate	675,030	3,864	5,007	—	683,901
Residential spec homes	16,591	—	—	—	16,591
Development & spec land	48,884	886	226	—	49,996
Commercial and industrial	327,970	7,448	13,667	—	349,085

Total commercial	1,617,673	20,820	37,102	—	1,675,595
Real estate
Residential mortgage	590,593	—	5,494	—	596,087
Residential construction	15,805	—	222	—	16,027
Mortgage warehouse	94,508	—	—	—	94,508

Total real estate	700,906	—	5,716	—	706,622
Consumer
Direct installment	36,577	—	160	—	36,737
Indirect installment	226,451	—	1,208	—	227,659
Home equity	192,884	—	1,976	—	194,860

Total consumer	455,912	—	3,344	—	459,256

Total	$2,774,491	$20,820	$46,162	$—	$2,841,473

Percentage of total loans	97.64%	0.73%	1.62%	0.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 9 – Premises and Equipment

	December 31	December 31
	2018	2017
Land	$21,604	$21,633
Buildings and improvements	69,590	68,447
Furniture and equipment	24,596	22,288

Total cost	115,790	112,368
Accumulated depreciation	(41,459)	(36,839)

Net premises and equipment	$74,331	$75,529

Note 10 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.299 billion and $1.310 billion at December 31, 2018 and 2017.

The aggregate fair value of capitalized mortgage servicing rights was approximately $13.9 million, $12.8 million, and $12.1 million at December 31, 2018, 2017 and 2016, compared to the carrying values of $12.3 million, $11.6 million and $11.1 million, respectively. The fair value of capitalized mortgage servicing rights was approximately $8.9 million on January 1, 2016. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31	December 31	December 31
	2018	2017	2016
Mortgage servicing rights
Balances, January 1	$12,189	$11,681	$9,271
Servicing rights capitalized	1,883	2,109	3,426
Amortization of servicing rights	(1,196)	(1,601)	(1,016)

Balances, December 31	12,876	12,189	11,681

Impairment allowance
Balances, January 1	(587)	(507)	(397)
Additions	(78)	(85)	(236)
Reductions	138	5	126

Balances, December 31	(527)	(587)	(507)

Mortgage servicing rights, net	$12,349	$11,602	$11,174

During 2018, the Bank reduced the impairment allowance approximately $60,000. During 2017 and 2016, the Bank recorded additional impairment of approximately $80,000 and $110,000, respectively.

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

No impairment loss was recorded in 2018 or 2017. The Company tested goodwill for impairment during 2018 and 2017. In both valuations, the fair value exceeded the Company’s carrying value, therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill and Intangible Assets” section of

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10K.

	December 31	December 31
	2018	2017
Balance, January 1	$119,880	$76,941
Goodwill acquired	—	42,939

Balance, December 31	$119,880	$119,880

Goodwill acquired in 2017 includes a $704,000 measurement period adjustment related to the 2016 acquisition of LaPorte.

As a result of the acquisition of American Trust & Savings Bank in 2010; Heartland in 2012; Summit in 2014; Peoples in 2015; Kosciusko, LaPorte and CNB in 2016; and Lafayette and Wolverine in 2017; the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over seven to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets Core deposit intangible	$20,711	$(10,321)	$20,711	$(8,309)

Amortization expense for intangible assets totaled $2.0 million, $1.5 million, and $1.2 million for the years ended December 31, 2018, 2017 and 2016. Estimated amortization for the years ending December 31 is as follows:

2019	$1,787
2020	1,481
2021	1,394
2022	1,375
2023	1,281
Thereafter	3,072

$10,390

Note 12 – Deposits

	December 31	December 31
	2018	2017
Noninterest-bearing demand deposits	$642,129	$601,805
Interest-bearing demand deposits	864,026	909,638
Money market (variable rate)	420,123	378,108
Savings deposits	400,187	424,500
Certificates of deposit of $250,000 or more	371,824	130,585
Other certificates and time deposits	441,087	436,367

Total deposits	$3,139,376	$2,881,003

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2019	$498,382	$27,565	$525,947
2020	112,944	24,530	137,474
2021	48,422	20,535	68,957
2022	16,029	15,256	31,285
2023	14,052	16,698	30,750
Thereafter	18,498	—	18,498

	$ 708,327	$104,584	$ 812,911

Note 13 – Borrowings

	December 31	December 31
	2018	2017
Federal Home Loan Bank advances, variable and fixed rates ranging from 1.51% to 7.53%, due at various dates through November 15, 2024	$356,579	$336,308
Securities sold under agreements to repurchase	52,116	61,097
Federal Reserve Bank discount window	—	11,000
Federal funds purchased	141,689	143,252
Notes payable, variable rate of 2.75%, due at various dates through July 13, 2019	—	12,500

Total borrowings	$550,384	$564,157

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $634.0 million. Advances are subject to restrictions or penalties in the event of prepayment.

At December 31, 2018, the Bank had available approximately $340.3 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31 are as follows:

2019	$485,557
2020	37,472
2021	5,042
2022	12,154
2023	114
Thereafter	10,045

$ 550,384

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table shows repurchase agreements accounted for as secured borrowings:

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$52,116	$—	$—	$—	$—	$—	$52,116
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$31,454	$—	$—	$—	$—	$—	$31,454
Federal agency mortgage-backed pools	27,354	—	—	—	—	—	27,354

Total	$58,808	$—	$—	$—	$—	$—	$58,808

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by federal agency collateralized mortgage obligations and federal agency mortgage-backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2018 and 2017 totaled $61.4 million and $63.1 million and the daily average of such agreements totaled $51.4 million and $55.2 million. The agreements at December 31, 2018 are overnight agreements.

Note 15 – Subordinated Debentures

In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.95% (4.75% at December 31, 2018) and mature on October 21, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to October 31, 2009, the first call date of the securities.

In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.65% (4.45% at December 31, 2018) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.

The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.65% (5.45% at December 31, 2018) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.

The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 2.85% (5.65% at December 31, 2018) and mature in March 2034, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.4 million, net of the remaining purchase discount, at December 31, 2018.

The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 1.67% (4.47% at December 31, 2018) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.9 million, net of the remaining purchase discount, at December 31, 2018.

The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90-day LIBOR plus 3.10% (5.90% at December 31, 2018) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.4 million, net of the remaining purchase discount, at December 31, 2018.

The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.

Note 16 – Employee Stock Ownership Plan

Effective January 1, 2007, Horizon converted its stock bonus plan to an employee stock ownership plan (“ESOP”). Prior to that date, Horizon maintained an employee stock bonus plan that covered substantially all employees. The stock bonus plan was noncontributory, and Horizon made matching contributions of amounts contributed by the employees to the Employee Thrift Plan and discretionary contributions. Prior to the establishment of the employee stock bonus plan, Horizon maintained an ESOP that was terminated in 1999. The prior ESOP accounts of active employees and the discretionary accounts of active employees remain in the new ESOP. The Matching contribution accounts under the stock bonus plan were transferred to the Employee Thrift Plan.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Total cash contributions and expense recorded for the ESOP was $750,000 in 2018, $600,000 in 2017 and $550,000 in 2016.

The ESOP, which is not leveraged, owns a total of 1,376,821 shares of Horizon’s stock or 3.6% of the outstanding shares as of December 31, 2018.

Note 17 – Employee Thrift and Defined Benefit Plan

The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $1.2 million in 2018, $942,000 in 2017 and $785,000 in 2016.

The Plan owns a total of 742,250 shares of Horizon’s stock or 1.9% of the outstanding shares as of December 31, 2018.

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

There was no expense to the Company in 2018 and 2017 for this Pentegra Plan. The Company intends on terminating this Pentegra Plan during 2019 and has recorded a $3.2 million withdrawal liability for the termination of the Pentegra Plan.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 18 – Income Tax

	December 31	December 31	December 31
	2018	2017	2016
Income tax expense
Currently payable
Federal	$9,166	$12,079	$7,467
Deferred
Federal	1,277	331	1,334
Revaluation of deferred tax assets	—	2,426	—

Total income tax expense	$10,443	$14,836	$8,801

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21% in 2018 and 35% in 2017 and 2016	$13,348	$16,783	$11,450
Tax exempt interest	(1,982)	(2,699)	(1,882)
Tax exempt income	(448)	(638)	(575)
Stock compensation	(384)	(546)	—
Revaluation of deferred tax assets	—	2,426	—
Other tax exempt income	(260)	(456)	(608)
Nondeductible and other	169	(34)	416

Actual tax expense	$10,443	$14,836	$8,801

	December 31	December 31
	2018	2017
Assets
Allowance for loan losses	$3,831	$3,396
Net operating loss and tax credits (from acquisitions)	1,038	1,658
Director and employee benefits	2,392	2,276
Unrealized loss on AFS securities and fair value hedge	2,165	1,147
Accrued pension	801	852
Fair value adjustment on acquisitions	—	1,087
Other	670	1,083

Total assets	10,897	11,499

Liabilities
Depreciation	(1,850)	(1,680)
State tax	(137)	(210)
Federal Home Loan Bank stock dividends	(330)	(339)
Difference in basis of intangible assets	(2,919)	(2,831)
Fair value adjustment on acquisitions	(62)	—
Other	(119)	(125)

Total liabilities	(5,417)	(5,185)
Valuation allowance	(1,038)	(1,613)

Net deferred tax asset	$4,442	$4,701

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. As a result, federal deferred taxes were revalued as of December 31, 2017 to the effective rate of 21%.

As of December 31, 2018, the Company had approximately $13.9 million and $157,000 of state tax loss and state tax credit carryforwards, respectively, available to offset future franchise taxable income. The state loss carryforward begins to expire in 2031. Due to these losses being incurred by acquired institutions, prior to the acquisitions

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

by Horizon, the annual losses which can be used are subject to an annual limitation. Management believes that the Company will be able to utilize the benefits recorded for the state loss carryforwards within the allotted time periods, except for the amount represented by the valuation allowance. The valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover.

Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2018.

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015.

Note 19 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in capital are as follows:

	December 31	December 31
	2018	2017
Unrealized loss on securities available for sale	$(8,561)	$(3,937)
Unamortized gain on securities held to maturity, previously transferred from AFS	10	200
Unrealized loss on derivative instruments	(1,760)	(1,728)
Tax effect	2,167	1,914

Total accumulated other comprehensive loss	$(8,144)	$(3,551)

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

The Bank was not required to have any cash on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2018. These balances would be included in cash and cash equivalents and would not earn interest.

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

At December 31, 2018 and 2017, commitments to make loans amounted to approximately $873.8 million and $802.9 million and commitments under outstanding standby letters of credit amounted to approximately $4.8 million and $3.4 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined), or leverage ratio. For December 31, 2018 and 2017, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulation) to risk-weighted assets (as defined). Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of December 31, 2018 and December 31, 2017, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending December 31, 2018 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies. Horizon and the Bank’s actual and required capital ratios as of December 31, 2018 and 2017 were as follows:

	Actual		Required for Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital[1] (to risk-weighted assets)
Consolidated	$427,616	13.39%	$255,419	8.00%	$315,283	9.875%	N/A	N/A
Bank	396,755	12.43%	255,419	8.00%	315,283	9.875%	$319,274	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	409,760	12.83%	191,565	6.00%	251,429	7.875%	N/A	N/A
Bank	378,899	11.87%	191,565	6.00%	251,429	7.875%	255,420	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	371,297	11.63%	143,673	4.50%	203,537	6.375%	N/A	N/A
Bank	378,899	11.87%	143,674	4.50%	203,537	6.375%	207,528	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	409,760	10.12%	162,033	4.00%	162,033	4.000%	N/A	N/A
Bank	378,899	9.34%	162,327	4.00%	162,327	4.000%	202,908	5.00%
December 31, 2017
Total capital[1] (to risk-weighted assets)
Consolidated	$384,800	12.91%	$238,543	8.00%	$275,816	9.25%	N/A	N/A
Bank	382,788	12.85%	238,386	8.00%	275,634	9.25%	$297,982	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	368,355	12.35%	178,907	6.00%	216,180	7.25%	N/A	N/A
Bank	366,343	12.29%	178,790	6.00%	216,038	7.25%	238,386	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	329,892	11.06%	134,181	4.50%	171,454	5.75%	N/A	N/A
Bank	366,343	12.29%	134,092	4.50%	171,340	5.75%	193,689	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	368,355	9.92%	148,503	4.00%	148,503	4.00%	N/A	N/A
Bank	366,343	9.89%	148,116	4.00%	148,116	4.00%	185,145	5.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.875% at December 31, 2018. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Note 22 – Share-Based Compensation

On January 21, 2003, the Board of Directors adopted the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (“2003 Plan”), which was approved by stockholders on May 8, 2003. Under the 2003 Plan, Horizon could issue up to 759,375 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2003 Plan limited the number of shares available to 759,375 for incentive stock options and to 379,687 for the grant of non-option awards. The shares available for issuance under the 2003 Plan could be divided among the various types of awards and among the participants as the Compensation Committee (“Committee”) determined. The Committee was authorized to grant any type of award to a participant that was consistent with the provisions of the 2003 Plan. Awards could consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determined the provisions, terms and conditions of each award. The restricted shares vest over a period of time established by the Committee at the time of each grant. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period. The options shares granted under the 2003 Plan vest at a rate designated per the individual agreements. The restricted shares granted under the 2003 Plan vest at the end of each grant’s vesting period. On March 8, 2010, the Board of Directors adopted, and on May 6, 2010, the stockholders approved, an amendment to the 2003 Plan making an additional 885,937 common shares available for issuance. All share data has been adjusted for the 3:2 stock split on June 15, 2018 (and for four additional stock splits in 2003, 2011, 2012 and 2016 after the 2003 Plan was adopted).

A summary of option activity under the 2003 Plan as of December 31, 2018, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	41,175	$4.91
Exercised	(19,875)	4.80

Outstanding, end of year	21,300	5.03	1.77	$229,004

Exercisable, end of year	21,300	5.03	1.77	229,004

On June 18, 2013, the Board of Directors adopted the Horizon Bancorp 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which was approved by the Company’s shareholders on May 8, 2014. Under the 2013 Plan, Horizon may issue up to 1,556,325 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2013 Plan limits the number of shares available to 225,000 for incentive stock options and to 900,000 for the grant of non-option awards. The shares available for issuance under the 2013 Plan may be divided among the various types of awards and among the participants as the Committee determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2013 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. All share data has been adjusted for the 3:2 stock split on June 15, 2018 and November 14, 2016.

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements.

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	Years Ended December 31
	2018	2017	2016
Dividend yields	1.99%	1.75%	2.34%
Volatility factors of expected market price of common stock	28.60%	28.52%	28.60%
Risk-free interest rates	2.85%	2.42%	1.83%
Expected life of options	8 years	8 years	8 years

A summary of option activity under the 2013 Plan as of December 31, 2018, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	323,666	$11.50
Granted	31,122	19.31
Exercised	(36,221)	10.34
Forfeited	(11,250)	15.60

Outstanding, end of year	307,317	12.28	6.89	$1,077,096

Exercisable, end of year	191,410	10.67	6.19	977,748

The weighted average grant-date fair value of options granted during the years 2018, 2017 and 2016 was $5.54, $4.83 and $2.59.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

A summary of the status of Horizon’s non-vested restricted and performance shares as of December 31, 2018 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	144,791	$13.32
Vested	(43,519)	10.59
Granted	75,266	20.13

Non-vested, end of year	176,538	16.90

Grants vest at the end of three, four or five years of continuous employment.

Total compensation cost recognized in the income statement for option-based payment arrangements during 2018 was $251,000 and the related tax benefit recognized was approximately $53,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2017 and 2016 was $325,000 and $324,000 and the related tax benefit recognized was $114,000 and $113,000, respectively.

Total compensation cost recognized in the income statement for restricted share and performance share based payment arrangements during 2018, 2017 and 2016 was $376,000, $135,000, and $284,000. The recognized tax benefit related thereto was approximately $79,000, $47,000, and $99,000 for the years ended December 31, 2018, 2017 and 2016.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2018, 2017 and 2016 was $493,000, $1.6 million, and $214,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $213,000, $522,000, and $158,000, for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, there was $1.5 million of total unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. Under all plans, forfeitures of share-based compensation grants are recognized as they occur.

On December 19, 2017, the Board of Directors proposed adoption of the Amended and Restated 2013 Omnibus Equity Incentive Plan, primarily to allow awards of “Other Stock Based Awards,” which includes awards valued in whole or in part by reference to Horizon’s common shares. The Amended and Restated 2013 Omnibus Equity Incentive Plan was approved by the shareholders at the Annual Meeting held on May 3, 2018.

Note 23 – Derivative Financial Instruments

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 3.76% on a notional amount of $30.5 million at December 31, 2018 and 2017. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at December 31, 2018 and 2017. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counter party at a rate of 2.81% on a notional amount of $50.0 million at December 31, 2018. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreements as cash flow hedging instruments. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At December 31, 2018, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At December 31, 2018, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $209.2 million at December 31, 2018 and $154.6 million at December 31, 2017.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2018, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Loans	$42
Interest rate contracts	Other Assets	42	Other liabilities	1,760

Total derivatives desginated as hedging instruments		42		1,802

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	135	Other liabilities	—

Total derivatives not designated as hedging instruments		135		—

Total derivatives		$177		$1,802

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Loans	$811
Interest rate contracts	Other Assets	811	Other liabilities	1,728

Total derivatives desginated as hedging instruments		811		2,539

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	143	Other liabilities	3

Total derivatives not designated as hedging instruments		143		3

Total derivatives		$954		$2,542

The effect of the derivative instruments on the consolidated statement of income for the 12-month periods ended December 31 is as follows:

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) (Effective Portion)
	Years Ended December 31
	2018	2017	2016
Derivatives in cash flow hedging relationship
Interest rate contracts	$(25)	$913	$6

FASB ASC 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-55 establishes a fair value hierarchy that emphasizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Years Ended December 31
		2018	2017	2016
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$(852)	$(817)	$(1,776)
Interest rate contracts	Interest income - loans	852	817	1,776

Total		$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Years Ended December 31
		2018	2017	2016
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$(5)	$(439)	$(62)

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2018.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$16,608	$—	$16,608	$—
State and municipal	209,303	—	209,303	—
Federal agency collateralized mortgage obligations	185,003	—	185,003	—
Federal agency mortgage-backed pools	178,736	—	178,736	—
Corporate notes	10,698	—	10,698	—

Total available for sale securities	600,348	—	600,348	—
Hedged loans	209,161	—	209,161	—
Forward sale commitments	135	—	135	—
Interest rate swap agreements	(1,801)	—	(1,801)	—
Commitments to originate loans	—	—	—	—

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

	December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$19,052	$—	$19,052	$—
State and municipal	149,564	—	149,564	—
Federal agency collateralized mortgage obligations	130,365	—	130,365	—
Federal agency mortgage-backed pools	208,657	—	208,657	—
Private labeled mortgage-backed pools	1,642	—	1,642	—
Corporate notes	385	—	385	—

Total available for sale securities	509,665	—	509,665	—
Hedged loans	154,575	—	154,575	—
Forward sale commitments	143	—	143	—
Interest rate swap agreements	(917)	—	(917)	—
Commitments to originate loans	(3)	—	(3)	—

Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

	Years Ended December 31
	2018	2017	2016
Non-interest Income
Total gains and losses from:
Hedged loans	$(852)	$(817)	$(1,776)
Fair value interest rate swap agreements	852	817	1,776
Derivative loan commitments	(5)	(439)	(62)

	$(5)	$(439)	$(62)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Impaired loans	$5,661	$—	$—	$5,661
Mortgage servicing rights	12,349	—	—	12,349
December 31, 2017
Impaired loans	$6,957	$—	$—	$6,957
Mortgage servicing rights	11,602	—	—	11,602

HORIZON BANCORP, INC. AND SUBSIDIARIES

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs were reduced by $527,000 in 2018 and $587,000 in 2017 for the fair value.

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2018 and 2017.

	December 31, 2018
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$5,661	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-100% (15.5%)
Mortgage servicing rights	12,349	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.2%-11.0% (10.3%), 9.1%-21.9% (9.3%), 0.1%-2.8% (0.6%)

	December 31, 2017
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$6,957	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-46.8% (2.6%)
Mortgage servicing rights	11,602	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	9.6%-10.8% (9.7%), 9.2%-27.7% (10.5%), 0%-1.5% (0.2%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2018 and December 31, 2017. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

Net Loans — At December 31, 2018, the fair value of net loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed at December 31, 2017, which were based on an entrance price basis. At December 31, 2017, the fair value of portfolio loans were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

FHLB Stock — Fair value of FHLB stock is based on the price at which it may be resold to the FHLB

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall.

	December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$58,492	$58,492	$—	$—
Interest-earning time deposits	15,744	—	15,542	—
Investment securities, held to maturity	210,112	—	208,273	—
Loans held for sale	1,038	—	—	1,038
Loans (excluding loan level hedges), net	2,786,351	—	—	2,681,741
Stock in FHLB	18,073	—	18,073	—
Interest receivable	14,239	—	14,239	—
Liabilities
Non-interest bearing deposits	$642,129	$642,129	$—	$—
Interest bearing deposits	2,497,247	—	2,377,274	—
Borrowings	550,384	—	542,311	—
Subordinated debentures	37,837	—	35,711	—
Interest payable	2,031	—	2,031	—

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$76,441	$76,441	$—	$—
Interest-earning time deposits	16,461	—	16,632	—
Investment securities, held to maturity	200,448	—	201,085	—
Loans held for sale	3,094	—	—	3,094
Loans (excluding loan level hedges), net	2,664,211	—	—	2,589,064
Stock in FHLB	18,105	—	18,105	—
Interest receivable	13,059	—	13,059	—
Liabilities
Non-interest bearing deposits	$601,805	$601,805	$—	$—
Interest bearing deposits	2,279,198	—	2,156,487	—
Borrowings	564,157	—	560,057	—
Subordinated debentures	37,653	—	35,994	—
Interest payable	886	—	886	—

Note 26 – General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 27 – Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp, Inc.:

Condensed Balance Sheets

	December 31	December 31
	2018	2017
Assets
Total cash and cash equivalents	$30,653	$13,361
Investment in subsidiaries	502,844	497,623
Other assets	1,186	1,318

Total assets	$534,683	$512,302

Liabilities
Borrowings	$—	$12,500
Subordinated debentures	37,837	37,653
Other liabilities	4,854	5,071
Stockholders’ Equity	491,992	457,078

Total liabilities and stockholders’ equity	$534,683	$512,302

Condensed Statements of Income

	Years Ended December 31
	2018	2017	2016
Operating Income (Expense)
Dividend income from subsidiaries	$46,950	$27,000	$20,000
Investment income	—	—	33
Other income	—	540	42
Interest expense	(2,475)	(2,791)	(2,376)
Employee benefit expense	(1,423)	(1,094)	(1,158)
Other expense	(357)	(326)	1,279

Income Before Undistributed Income of Subsidiaries	42,695	23,329	17,820
Undistributed Income of Subsidiaries	9,643	8,804	5,938

Income Before Tax	52,338	32,133	23,758
Income Tax Benefit	779	984	154

Net Income	53,117	33,117	23,912
Preferred stock dividend	—	—	(42)

Net Income Available to Common Shareholders	$53,117	$33,117	$23,870

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Condensed Statements of Comprehensive Income

	Years Ended December 31
	2018	2017	2016
Net Income	$53,117	$33,117	$23,912
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	(25)	913	6
Unrealized appreciation for the period on held to maturity securities, net of taxes	(150)	(166)	(424)
Unrealized appreciation (depreciation) on available for sale securities, net of taxes	(4,003)	1,371	(3,310)
Less: reclassification adjustment for realized (gains) losses included in net income, net of taxes	351	(25)	(1,193)

	(3,827)	2,093	(4,921)

Comprehensive Income	$49,290	$35,210	$18,991

Condensed Statements of Cash Flows

	Years Ended December 31
	2018	2017	2016
Operating Activities
Net income	$53,117	$33,117	$23,912
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(9,643)	(8,804)	(5,938)
Change in:
Share based compensation	251	325	284
Amortization of unearned compensation	169	135	324
Other assets	132	388	888
Other liabilities	378	(1,675)	(244)

Net cash provided by operating activities	44,404	23,486	19,226

Investing Activities
Acquisition of Kosciusko	—	—	(6,741)
Acquisition of LaPorte	—	—	(17,108)
Acquisition of CNB	—	—	(5,296)
Acquisition of Lafayette	—	(1,254)	—
Acquisition of Wolverine	—	(7,688)	—

Net cash used in investing activities	—	(8,942)	(29,145)

Financing Activities
Redemption of preferred stock	—	—	(12,500)
Net change in borrowings	(12,316)	(6,803)	19,500
Dividends paid on preferred shares	—	—	(42)
Dividends paid on common shares	(15,418)	(11,720)	(8,382)
Proceeds from issuance of stock	622	1,604	572

Net cash used in financing activities	(27,112)	(16,919)	(852)

Net Change in Cash and Cash Equivalents	17,292	(2,375)	(10,771)
Cash and Cash Equivalents at Beginning of Year	13,361	15,736	26,507

Cash and Cash Equivalents at End of Year	$30,653	$13,361	$15,736

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 28 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	2018	2018	2018	2018
Interest income	$39,426	$40,741	$42,271	$43,730
Interest expense	6,015	7,191	8,499	9,894

Net interest income	33,411	33,550	33,772	33,836
Provision for loan losses	567	635	1,176	528
Gain (loss) on sale of securities	11	—	(122)	(332)
Net income	$12,804	$14,115	$13,065	$13,133
Earnings per share:
Basic	$0.33	$0.37	$0.34	$0.35
Diluted	0.33	0.37	0.34	0.34
Average shares outstanding:
Basic	38,306,395	38,347,612	38,365,379	38,367,972
Diluted	38,468,810	38,519,401	38,534,970	38,488,861

	Three Months Ended
	March 31	June 30	September 30	December 31
	2017	2017	2017	2017
Interest income	$28,834	$30,805	$32,070	$36,774
Interest expense	3,266	3,607	4,191	5,319

Net interest income	25,568	27,198	27,879	31,455
Provision for loan losses	330	330	710	1,100
Gain on sale of securities	35	(3)	6	—
Net income	$8,224	$9,072	$8,171	$7,650
Earnings per share:
Basic	$0.25	$0.27	$0.24	$0.20
Diluted	0.25	0.27	0.24	0.20
Average shares outstanding:
Basic	33,263,289	33,264,697	33,870,240	37,711,200
Diluted	33,489,106	33,483,584	34,072,909	37,893,014

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Table dollars in thousands except for per share data)

Note 29 – Business Combinations

On October 29, 2018, Horizon entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Horizon’s acquisition of Salin Bancshares, Inc. (“Salin”). Pursuant to the Merger Agreement, Salin will merge with and into Horizon, with Horizon surviving the merger (the “Merger”), and Salin Bank and Trust Company, a wholly-owned subsidiary of Salin, will merge with an into Horizon Bank, with Horizon Bank as the surviving bank.

The boards of directors of each of Horizon and Salin have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Salin shareholders, regulatory approvals and other closing conditions, the parties anticipate completing the Merger during the first quarter of 2019.

In connection with the Merger, shareholders of Salin will receive fixed consideration of 23, 907.5 shares of Horizon common stock and $84,417.17 in cash for each share of Salin common stock. Based on the closing price of Horizon’s common stock on October 26, 2018 of $16.95 per share, the transaction value for the shares of common stock is approximately $135.3 million.

The Merger Agreement also provides for certain termination rights for both Horizon and Salin, and further provides that upon termination of the Merger Agreement under certain circumstances, Salin will be obligated to pay Horizon a termination fee.

As of December 31, 2018, Salin had total assets of approximately $929.4 million and total deposits of approximately $749.5 million and total loans of approximately $593.7 million.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Horizon Bancorp (Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Other Reporting Required by Government Auditing Standards

In accordance with Government Auditing Standards, we have also issued our reports dated February 28, 2019, on our consideration of the Company’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

BKD, LLP

We have served as the Company’s auditor since 1998.

Indianapolis, Indiana

February 28, 2019

Name of Engagement Executive: Michael A. Ososki

Federal Employer Identification Number: 44-0160260

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Horizon Bancorp

Michigan City, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Horizon Bancorp’s (Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 28, 2019, expressed an unqualified opinion thereon.

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

BKD, LLP

Indianapolis, Indiana

February 28, 2019

Horizon Bancorp, Inc.

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

The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2018, 2017 and 2016. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp, Inc.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Horizon is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Horizon’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2018 is effective based on the specified criteria.

Attestation Report of Registered Public Accounting Firm

BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears in Item 8, following BKD, LLP’s audit report.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2018, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Horizon Bancorp, Inc.

PART III

Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2018.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to Horizon’s directors required by this item is found in the Proxy Statement under “Proposal I — Election of Directors” and is incorporated into this report and item by reference.

The information relating to the Audit Committee of the Board of Directors required by this item is found in the Proxy Statement under “Corporate Governance — Audit Committee” and is incorporated into this report and item by reference.

The information relating to Horizon’s executive officers required by this item is included in Part I of this Form 10-K under “Special Item: Executive Officers of Registrant” and is incorporated into this item by reference.

The information relating to certain filing obligations of directors and executive officers required by this item is found in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this report and item by reference.

Horizon’s “Code of Ethics for Executive Officers and Directors” applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at http://www.horizonbank.com/ in the section headed “About Us – Investor Relations” under the caption “Corporate Information – Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information on executive and director compensation and compensation committee matters required by this item can be found in the Proxy Statement under “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation of Directors” and is incorporated into this report and item by reference.

Horizon Bancorp, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	328,617	$11.81	829,637
Equity compensation plans not approved by security holders	—	$—	—

	328,617	$11.81	829,637

The other information required by this item can be found in the Proxy Statement under “Common Share Ownership of Management and Certain Beneficial Owners” and is incorporated by reference into this report and item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is found in the Proxy Statement under “Corporate Governance” and “Certain Business Relationships and Transactions” and is incorporated by reference into this report and item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference into this report and item from the Proxy Statement section captioned “Auditor Fees and Services.”

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

Horizon Bancorp, Inc.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

2.1	Agreement and Plan of Merger, dated as of October 29, 2018, between Horizon Bancorp, Inc. and Salin Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on October 30, 2018

2.2	First Amendment to Agreement and Plan of Merger dated December 18, 2018, between Horizon Bancorp, Inc. and Salin Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on December 20, 2018

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc. effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on May 16, 2018

3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on December 21, 2017

4.1	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

4.2	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

4.3	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on December 21, 2006 (SEC File No. 000-10792, Film No. 061291739)

4.4	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on December 21, 2006 (SEC File No. 000-10792, Film No. 061291739)

10.1*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (SEC File No. 000-10792, Film No. 10693679)

10.2*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

10.3*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2009 (SEC File No. 000-10792, Film No. 10677545)

Horizon Bancorp, Inc.

Exhibit Number	Description	Incorporated by Reference/Attached

10.4*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.5*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 18, 2013

10.6*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 18, 2013

10.7*	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 27, 2017

10.8*	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 27, 2017

10.9*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K filed on February 28, 2018

10.10*	Form of Restricted Stock Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed on February 28, 2018

10.11*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222329)

10.12*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222329)

10.13*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222330)

10.14*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222330)

10.15*	Description of Executive Officer Bonus Plan	Attached

10.16*	Employment Agreement, dated December 1, 2006, among Horizon Bancorp, Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 6, 2006 (SEC File No. 000-10792, Film No. 061259453)

10.17*	Letter Agreement, dated December 1, 2006, between Horizon Bank, N.A. and Craig M. Dwight	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 6, 2006 (SEC File No. 000-10792, Film No. 061259453)

10.18*	Agreement dated August 28, 2007, between Horizon Bank, N.A. and Mark E. Secor	Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2008 (SEC File No. 000-10792, Film No. 09694757)

Horizon Bancorp, Inc.

Exhibit Number	Description	Incorporated by Reference/Attached

10.19*	First Amendment of the Agreement between Horizon Bank, N.A. and Mark E. Secor, dated January 1, 2009	Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2008 (SEC File No. 000-10792, Film No. 09694757)

10.20*	Agreement dated September 21, 2016, between Horizon Bank, N.A. and Kathie A. DeRuiter	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2016

10.21*	Agreement dated October 2, 2017, between Horizon Bank and Dennis J. Kuhn	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 3, 2017

10.22*	Employment Agreement, dated January 1, 2018, between Horizon Bank, Horizon Bancorp and James D. Neff	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 3, 2018

14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8-K filed on December 21, 2017

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Interactive Data File	Attached

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

Horizon Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Horizon Bancorp, Inc. Registrant

Date: February 28, 2019	By: /s/ Craig M. Dwight Craig M. Dwight Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2019	By : /s/ Mark E. Secor Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 28, 2019	/s/ Craig M. Dwight Craig M. Dwight, Chairman of the Board Chief Executive Officer and Director

February 28, 2019	/s/ Susan D. Aaron Susan D. Aaron, Director

February 28, 2019	/s/ Eric P. Blackhurst Eric P. Blackhurst, Director

February 28, 2019	/s/ Lawrence E. Burnell Lawrence E. Burnell, Director

February 28, 2019	/s/ James B. Dworkin James B. Dworkin, Director

February 28, 2019	/s/ Daniel F. Hopp Daniel F. Hopp, Director

February 28, 2019	/s/ Michele M. Magnuson Michele M. Magnuson, Director

Horizon Bancorp, Inc.

Date	Signature and Title

February 28, 2019	/s/ Larry N. Middleton Larry N. Middleton, Director

February 28, 2019	/s/ Peter L. Pairitz Peter L. Pairitz, Director

February 28, 2019	/s/ Steven W. Reed Steven W. Reed, Director

February 28, 2019	/s/ Spero W. Valavanis Spero W. Valavanis, Director