Form 10-Q
period 2019-03-31
HORIZON BANCORP INC /IN/
filed 2019-05-09
CIK 706129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number 0-10792

HORIZON BANCORP, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Street, Michigan City, Indiana	46360
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (219) 879-0211

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	HBNC	The NASDAQ Stock Market, LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,052,747 shares of Common Stock, no par value, at May 8, 2019.

HORIZON BANCORP, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	March 31 2019	December 31 2018
Assets
Cash and due from banks	$86,131	$58,492
Interest-earning time deposits	15,987	15,744
Investment securities, available for sale	687,142	600,348
Investment securities, held to maturity (fair value of $210,106 and $208,273)	206,327	210,112
Loans held for sale	1,979	1,038
Loans, net of allowance for loan losses of $17,821 and $17,820	3,603,236	2,995,512
Premises and equipment, net	93,822	74,331
Federal Home Loan Bank stock	22,447	18,073
Goodwill	145,690	119,880
Other intangible assets	31,174	10,390
Interest receivable	17,423	14,239
Cash value of life insurance	94,449	88,062
Other assets	45,832	40,467

Total assets	$5,051,639	$4,246,688

Liabilities
Deposits
Non-interest bearing	$811,768	$642,129
Interest bearing	3,076,255	2,497,247

Total deposits	3,888,023	3,139,376
Borrowings	457,788	550,384
Subordinated debentures	55,310	37,837
Interest payable	2,471	2,031
Other liabilities	38,579	25,068

Total liabilities	4,442,171	3,754,696

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares (Restated - See Note 1)
Issued 45,077,816 and 38,400,476 shares (Restated - See Note 1),
Outstanding 45,052,747 and 38,375,407 shares (Restated - See Note 1)	—	—
Additional paid-in capital	378,963	276,101
Retained earnings	230,327	224,035
Accumulated other comprehensive income (loss)	178	(8,144)

Total stockholders’ equity	609,468	491,992

Total liabilities and stockholders’ equity	$5,051,639	$4,246,688

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2019	2018
Interest Income
Loans receivable	$39,623	$35,131
Investment securities
Taxable	3,122	2,430
Tax exempt	2,628	1,865

Total interest income	45,373	39,426

Interest Expense
Deposits	6,876	2,871
Borrowed funds	3,621	2,572
Subordinated debentures	596	572

Total interest expense	11,093	6,015

Net Interest Income	34,280	33,411
Provision for loan losses	364	567

Net Interest Income after Provision for Loan Losses	33,916	32,844

Non-interest Income
Service charges on deposit accounts	1,877	1,888
Wire transfer fees	118	150
Interchange fees	1,361	1,328
Fiduciary activities	2,089	1,925
Gains on sale of investment securities (includes $15 and $11 for the three months ended March 31, 2019 and 2018, respectively, related to accumulated other comprehensive earnings	15	11
Gain on sale of mortgage loans	1,309	1,423
Mortgage servicing income net of impairment	606	349
Increase in cash value of bank owned life insurance	513	435
Other income	824	809

Total non-interest income	8,712	8,318

Non-interest Expense
Salaries and employee benefits	14,466	14,373
Net occupancy expenses	2,772	2,966
Data processing	1,966	1,696
Professional fees	493	501
Outside services and consultants	3,530	1,264
Loan expense	1,949	1,257
FDIC insurance expense	160	310
Other losses	104	146
Other expense	4,298	3,324

Total non-interest expense	29,738	25,837

Income Before Income Taxes	12,890	15,325
Income tax expense (includes $3 and $2 for the three months ended March 31, 2019 and 2018, respectively, related to income tax expense from reclassification items)	2,074	2,521

Net Income	$10,816	$12,804

Basic Earnings Per Share (Restated - See Note 1)	$0.28	$0.33
Diluted Earnings Per Share (Restated - See Note 1)	0.28	0.33

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2019	2018
Net Income	$10,816	$12,804

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(1,106)	759
Income tax effect	232	(159)

Changes from derivative instruments	(874)	600

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	11,694	(8,114)
Amortization from transfer of securities from available for sale to held to maturity securities	(38)	(52)
Reclassification adjustment for securities (gains) losses realized in income	(15)	(11)
Income tax effect	(2,445)	1,716

Unrealized gains (losses) on securities	9,196	(6,461)

Other Comprehensive Income (Loss), Net of Tax	8,322	(5,861)

Comprehensive Income	$19,138	$6,943

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollar Amounts in Thousands, Except Per Share Data)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balances, January 1, 2018	$—	$—	$275,059	$185,570	$(3,551)	$457,078
Net income	—	—	—	12,804	—	12,804
Other comprehensive loss, net of tax	—	—	—	—	(5,861)	(5,861)
Amortization of unearned compensation	—	—	61	—	—	61
Exercise of stock options	—	—	100	—	—	100
Stock option expense	—	—	82	—	—	82
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	—	766	(766)	—
Cash dividends on common stock ($0.10 per share)	—	—	—	(3,848)	—	(3,848)

Balances, March 31, 2018	$—	$—	$275,302	$195,292	$(10,178)	$460,416

Balances, January 1, 2019	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	10,816	—	10,816
Other comprehensive income, net of tax	—	—	—	—	8,322	8,322
Amortization of unearned compensation	—	—	91	—	—	91
Exercise of stock options	—	—	117	—	—	117
Stock option expense	—	—	57	—	—	57
Stock issued stock plans	—	—	(125)	—	—	(125)
Stock issued in Salin acquisition	—	—	102,722	—	—	102,722
Cash dividends on common stock ($0.10 per share)	—	—	—	(4,524)	—	(4,524)

Balances, March 31, 2019	$—	$—	$378,963	$230,327	$178	$609,468

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2019	2018
Operating Activities
Net income	$10,816	$12,804
Items not requiring (providing) cash
Provision for loan losses	364	567
Depreciation and amortization	1,549	1,814
Share based compensation	57	82
Mortgage servicing rights, net impairment	(14)	6
Premium amortization on securities, net	1,285	1,476
Gain on sale of investment securities	(15)	(11)
Gain on sale of mortgage loans	(1,309)	(1,423)
Proceeds from sales of loans	30,801	43,307
Loans originated for sale	(30,433)	(35,770)
Change in cash value life insurance	(513)	(435)
(Gain)/loss on sale of other real estate owned	26	—
Net change in:
Interest receivable	(696)	4,200
Interest payable	(386)	330
Other assets	97,788	6,595
Other liabilities	2,246	(3,556)

Net cash provided by operating activities	111,566	29,986

Investing Activities
Purchases of securities available for sale	(63,574)	(36,389)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	42,715	30,415
Purchases of securities held to maturity	—	(8,703)
Proceeds from maturities of securities held to maturity	2,927	721
Net change in interest-earning time deposits	(243)	(289)
Change in Federal Reserve and FHLB stock	(803)	—
Net change in loans	(37,028)	(33,312)
Proceeds on the sale of OREO and repossessed assets	487	392
Change in premises and equipment, net	3,260	(1,074)
Net cash received in acquisition, Salin	128,745	—

Net cash used in investing activities	76,486	(48,239)

Financing Activities
Net change in:
Deposits	7,180	52,673
Borrowings	(163,061)	(43,811)
Proceeds from issuance of stock	(8)	100
Dividends paid on common stock	(4,524)	(3,848)

Net cash provided by financing activities	(160,413)	5,114

Net Change in Cash and Cash Equivalents	27,639	(13,139)
Cash and Cash Equivalents, Beginning of Period	58,492	59,980

Cash and Cash Equivalents, End of Period	$86,131	$46,841

Additional Supplemental Information
Interest paid	$10,653	$5,685
Income taxes paid	—	—
Transfer of loans to other real estate	759	266
Right-of-use assets exchanged for lease obligations	3,411	—

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2019 and March 31, 2018 are not necessarily indicative of the operating results for the full year of 2019 or 2018. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.

Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2018 filed with the Securities and Exchange Commission on February 28, 2019. The condensed consolidated balance sheet of Horizon as of December 31, 2018 has been derived from the audited balance sheet as of that date.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2019	2018
Basic earnings per share
Net income	$10,816	$12,804
Weighted average common shares outstanding(1)	38,822,543	38,306,395
Basic earnings per share	$0.28	$0.33

Diluted earnings per share
Net income available to common shareholders	$10,816	$12,804
Weighted average common shares outstanding(1)	38,822,543	38,306,395
Effect of dilutive securities:
Restricted stock	—	35,356
Stock options	83,629	127,059

Weighted average common shares outstanding	38,906,172	38,468,810
	$0.28	$0.33

(1)	Adjusted for 3:2 stock split on June 15, 2018

There were 350,618 and 44,053 shares for the three months ended March 31, 2019 and 2018, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2018 Annual Report on Form 10-K.

Adoption of New Accounting Standards

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities

The FASB has issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. For public entities, this new guidance became effective in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early adoption was permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Company adopted ASU 2017-12 on January 1, 2019 and there was no material impact to the consolidated financial statements.

FASB Accounting Standards Updates No. 2016-02, Leases (Topic 842)

The FASB has issued Accounting Standards Update (ASU) No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right- of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company adopted this ASU as of January 1, 2019 using the alternative transition method. In addition, the Company utilized the practical expedients allowing it to retain the classifications of existing leases, not re-assess if existing leases have initial direct costs and hindsight when determining the lease term and assessment of impairment. Upon adoption, the Company capitalized $3.5 million for right-of- use assets and lease liabilities, net of existing straight-line lease liabilities. See Note 8, “Leases”.

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

Reclassifications

Certain reclassifications have been made to the 2018 condensed consolidated financial statements to be comparable to 2019. These reclassifications had no effect on net income.

Note 2 – Acquisitions

Salin Bancshares, Inc.

On March 26, 2019, Horizon completed the acquisition of Salin Bancshares, Inc. (“Salin”), an Indiana corporation, and Horizon Bank’s acquisition of Salin Bank and Trust Company (“Salin Bank”), an Indiana commercial bank and wholly-owned subsidiary of Salin, through mergers effective March 26, 2019. Under the terms of the Merger Agreement, shareholders of Salin received 23,907.5 shares of Horizon common stock and $87,417.17 in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. The Salin shareholders received cash in lieu of fractional shares. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger the transaction has an implied valuation of approximately $126.7 million. The Company incurred approximately $4.6 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the data processing, professional fees, outside services and consultants and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary purchase price for the Salin acquisition is detailed in the following table. Final estimates of fair value on the date of acquisition have not been received yet. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. If any adjustments are made to the preliminary assumptions (provisional amounts), disclosures will be made in the notes to the financial statements of the amounts recorded in the current period earnings by line item that have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

Assets
Cash and due from banks	$152,745
Investment securities, available for sale	54,706
Loans
Commercial	350,916
Residential mortgage	136,089
Consumer	84,814

Total loans	571,819
Premises and equipment, net	23,882
FRB and FHLB stock	3,571
Goodwill	25,810
Core deposit intangible	21,111
Interest receivable	2,488
Other assets	107,611

Total assets purchased	$963,743

Common shares issued	$102,722
Cash paid	24,000

Total purchase price	$126,722

Liabilities
Deposits
Non-interest bearing	$188,744
NOW accounts	207,567
Savings and money market	274,504
Certificates of deposit	70,652

Total deposits	741,467
Borrowings	70,495
Subordinated debentures	17,443
Interest payable	826
Other liabilities	6,790

Total liabilities assumed	$837,021

Of the total purchase price of $126.7 million, $21.1 million has been allocated to core deposit intangible. Additionally, $25.8 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible is being amortized over 10 years on a straight line basis.

The Company acquired various loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310- 30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current assumptions, such as default rates, severity and prepayment speeds.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table details an estimate of the acquired loans that are accounted for in accordance with ASC 310-30 as of March 26, 2019. Final valuation estimates have not yet been determined for acquired loans as of March 31, 2019. If information becomes available which would indicate adjustment to the purchase price allocation, such adjustments would be made prospectively.

Contractually required principal and interest at acquisition	$22,209
Contractual cash flows not expected to be collected (nonaccretable differences)	8,632

Expected cash flows at acquisition	13,577
Interest component of expected cash flows (accretable discount)	1,333

Fair value of acquired loans accounted for under ASC 310-30	$12,244

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The results of operations of Salin have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro-forma results for the three months ended March 31, 2019 and 2018 as if the Salin acquisition had occurred as of the beginning of the comparable prior reporting periods.

	Three Months Ended
	March 31	March 31
	2019	2018
Summary of Operations:
Net Interest Income	$42,182	$40,619
Provision for Loan Losses	664	1,167

Net Interest Income after Provision for Loan Losses	41,518	39,452
Non-interest Income	9,126	9,999
Non-interest Expense	42,152	33,169

Income before Income Taxes	8,492	16,282
Income Tax Expense	2,017	2,465

Net Income	6,475	13,817

Net Income Available to Common Shareholders	$6,475	$13,817

Basic Earnings per Share	$0.17	$0.36
Diluted Earnings per Share	$0.17	$0.36

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

Note 3 – Securities

The fair value of securities is as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$14,087	$—	$(92)	$13,995
State and municipal	245,577	5,266	(1,083)	249,760
Federal agency collateralized mortgage obligations	212,829	1,774	(1,560)	213,043
Federal agency mortgage-backed pools	193,932	294	(1,961)	192,265
Corporate notes	17,598	481	—	18,079

Total available for sale investment securities	$684,023	$7,815	$(4,696)	$687,142

Held to maturity
State and municipal	$187,847	$4,053	$(330)	$191,570
Federal agency collateralized mortgage obligations	5,019	8	(48)	4,979
Federal agency mortgage-backed pools	13,461	152	(56)	13,557
Total held to maturity investment securities

	$206,327	$4,213	$(434)	$210,106

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury and federal agencies	$16,815	$1	$(208)	$16,608
State and municipal	210,386	1,495	(2,578)	209,303
Federal agency collateralized mortgage obligations	187,563	625	(3,185)	185,003
Federal agency mortgage-backed pools	183,479	80	(4,823)	178,736
Corporate notes	10,666	107	(75)	10,698

Total available for sale investment securities	$608,909	$2,308	$(10,869)	$600,348

Held to maturity
State and municipal	$191,269	$1,773	$(3,366)	$189,676
Federal agency collateralized mortgage obligations	5,144	6	(120)	5,030
Federal agency mortgage-backed pools	13,699	74	(206)	13,567

Total held to maturity investment securities	$210,112	$1,853	$(3,692)	$208,273

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

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At March 31, 2019, no individual investment security had an unrealized loss that was determined to be other-than-temporary.

The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2019.

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Within one year	$29,589	$29,552	$20,532	$20,448
One to five years	52,250	51,759	42,476	41,705
Five to ten years	100,190	102,334	107,839	107,107
After ten years	95,233	98,189	67,020	67,349

	277,262	281,834	237,867	236,609
Federal agency collateralized mortgage obligations	212,829	213,043	187,563	185,003
Federal agency mortgage-backed pools	193,932	192,265	183,479	178,736
Private labeled mortgage-backed pools	—	—	—	—
Total available for sale investment securities

	$684,023	$687,142	$608,909	$600,348

Held to maturity
Within one year	$150	$150	$70	$70
One to five years	50,317	51,152	48,732	49,324
Five to ten years	99,413	101,178	101,809	101,533
After ten years	37,967	37,207	40,658	38,749

	187,847	189,687	191,269	189,676
Federal agency collateralized mortgage obligations	5,019	4,979	5,144	5,030
Federal agency mortgage-backed pools	13,461	13,557	13,699	13,567

Total held to maturity investment securities	$206,327	$208,223	$210,112	$208,273

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

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$9,823	$(92)	$9,823	$(92)
State and municipal	65,265	(697)	44,783	(2,500)	110,048	(3,197)
Federal agency collateralized mortgage obligations	431	(1)	100,886	(1,607)	101,317	(1,608)
Federal agency mortgage-backed pools	—	—	152,582	(2,017)	152,582	(2,017)
Corporate notes	—	—	—	—	—	—

Total temporarily impaired securities	$65,696	$(698)	$308,074	$(6,216)	$373,770	$(6,914)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$9,707	$(208)	$9,707	$(208)
State and municipal	75,163	(1,628)	106,335	(4,316)	181,498	(5,944)
Federal agency collateralized mortgage obligations	6,450	(25)	106,257	(3,280)	112,707	(3,305)
Federal agency mortgage-backed pools	5,739	(39)	175,865	(4,990)	181,604	(5,029)
Corporate notes	5,263	(75)	—	—	5,263	(75)

Total temporarily impaired securities	$92,615	$(1,767)	$398,164	$(12,794)	$490,779	$(14,561)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended
	March 31
	2019	2018
Sales of securities available for sale
Proceeds	$17,587	$9,836
Gross gains	59	37
Gross losses	(44)	(26)

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4 – Loans

	March 31	December 31
	2019	2018
Commercial
Working capital and equipment	$924,435	$804,083
Real estate, including agriculture	1,076,077	834,037
Tax exempt	60,062	48,975
Other	29,005	34,495

Total	2,089,579	1,721,590
Real estate
1-4 family	808,401	659,754
Other	11,423	8,387

Total	819,824	668,141
Consumer
Auto	331,572	327,413
Recreation	14,262	13,975
Real estate/home improvement	40,998	39,587
Home equity	245,940	163,209
Unsecured	4,124	4,043
Other	2,814	1,254

Total	639,710	549,481
Mortgage warehouse	71,944	74,120

Total loans	3,621,057	3,013,332
Allowance for loan losses	(17,821)	(17,820)
Loans, net

	$3,603,236	$2,995,512

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

	March 31, 2019
	Loan	Interest	Deferred	Recorded
	Balance	Due	Costs/(Fees)	Investment
Owner occupied real estate	$676,517	$975	$(1,687)	$675,805
Non-owner occupied real estate	833,803	1,645	(1,666)	833,782
Residential spec homes	10,221	27	(3)	10,245
Development & spec land	75,079	249	(16)	75,312
Commercial and industrial	497,624	4,291	(293)	501,622

Total commercial	2,093,244	7,187	(3,665)	2,096,766
Residential mortgage	797,174	2,346	(1,943)	797,577
Residential construction	24,593	43	—	24,636
Mortgage warehouse	71,944	480	—	72,424

Total real estate	893,711	2,869	(1,943)	894,637
Direct installment	37,417	135	560	38,112
Indirect installment	317,629	750	—	318,379
Home equity	282,160	1,504	1,944	285,608

Total consumer	637,206	2,389	2,504	642,099

Total loans	3,624,161	12,445	(3,104)	3,633,502
Allowance for loan losses	(17,821)	—	—	(17,821)

Net loans	$3,606,340	$12,445	$(3,104)	$3,615,681

	December 31, 2018
	Loan	Interest	Deferred	Recorded
	Balance	Due	Costs/(Fees)	Investment
Owner occupied real estate	$561,463	$1,240	$(1,629)	$561,074
Non-owner occupied real estate	717,814	1,063	(1,839)	717,038
Residential spec homes	5,199	13	(2)	5,210
Development & spec land	46,547	131	(12)	46,666
Commercial and industrial	394,346	3,149	(297)	397,198

Total commercial	1,725,369	5,596	(3,779)	1,727,186
Residential mortgage	646,136	1,861	(2,025)	645,972
Residential construction	24,030	42	—	24,072
Mortgage warehouse	74,120	480	—	74,600

Total real estate	744,286	2,383	(2,025)	744,644
Direct installment	38,173	103	566	38,842
Indirect installment	314,177	738	—	314,915
Home equity	194,766	973	1,799	197,538

Total consumer	547,116	1,814	2,365	551,295

Total loans	3,016,771	9,793	(3,439)	3,023,125
Allowance for loan losses	(17,820)	—	—	(17,820)

Net loans	$2,998,951	$9,793	$(3,439)	$3,005,305

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310- 30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	March 31, 2019
					Allowance
				Outstanding	for Loan	Carrying
	Commercial	Real Estate	Consumer	Balance	Losses	Amount
Heartland	$229	$164	$—	$393	$—	$393
Summit	220	535	—	755	—	755
Peoples	260	44	—	304	—	304
Kosciusko	712	163	—	875	296	579
LaPorte	708	836	26	1,570	—	1,570
Lafayette	2,204	—	—	2,204	—	2,204
Wolverine	5,736	—	—	5,736	—	5,736
Salin	10,329	1,986	1,262	13,577	—	13,577

Total	$20,398	$3,728	$1,288	$25,414	$296	$25,118

	December 31, 2018
					Allowance
				Outstanding	for Loan	Carrying
	Commercial	Real Estate	Consumer	Balance	Losses	Amount
Heartland	$232	$175	$—	$407	$—	$407
Summit	323	555	—	878	—	878
Peoples	270	58	—	328	—	328
Kosciusko	746	155	—	901	—	901
LaPorte	753	947	27	1,727	60	1,667
Lafayette	3,080	—	—	3,080	—	3,080
Wolverine	7,841	—	—	7,841	—	7,841

Total	$13,245	$1,890	$27	$15,162	$60	$15,102

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Accretable yield, or income expected to be collected for the three months ended March 31, is as follows:

	Three Months Ended March 31, 2019
				Reclassification
				from
	Beginning			nonaccretable		Ending
	balance	Additions	Accretion	difference	Disposals	balance
Heartland	$174	$—	$(8)	$—	$—	$166
Summit	42	—	(3)	—	(11)	28
Kosciusko	300	—	(17)	—	—	283
LaPorte	829	—	(29)	—	—	800
Lafayette	609	—	(35)	—	(171)	403
Wolverine	698	—	(123)	—	(8)	567
Salin	—	3,368	—	—	—	3,368

Total	$2,652	$3,368	$(215)	$—	$(190)	$5,615

	Three Months Ended March 31, 2018
				Reclassification
				from
	Beginning			nonaccretable		Ending
	balance	Additions	Accretion	difference	Disposals	balance
Heartland	$452	$—	$(59)	$—	$—	$393
Summit	147	—	(18)	—	(2)	127
Kosciusko	386	—	(20)	—	—	366
LaPorte	980	—	(40)	—	(7)	933
Lafayette	933	—	(118)	—	(2)	813
Wolverine	2,267	—	(387)	—	(42)	1,838

Total	$5,165	$—	$(642)	$—	$(53)	$4,470

During the three months ended March 31, 2019 and 2018 the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $296,000 and $0, respectively.

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

	Three Months Ended March 31
	2019	2018
	(Unaudited)	(Unaudited)
Balance at beginning of the period	$17,820	$16,394
Loans charged-off:
Commercial
Owner occupied real estate	1	13
Non-owner occupied real estate	64	—
Residential spec homes	—	—
Development & spec land	—	—
Commercial and industrial	12	—

Total commercial	77	13
Real estate
Residential mortgage	—	12
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	—	12
Consumer
Direct installment	28	55
Indirect installment	540	505
Home equity	16	131

Total consumer	584	691

Total loans charged-off	661	716
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	—	12
Non-owner occupied real estate	6	5
Residential spec homes	2	2
Development & spec land	—	—
Commercial and industrial	8	32

Total commercial	16	51
Real estate
Residential mortgage	27	6
Residential construction	—	—
Mortgage warehouse	—	—

Total real estate	27	6
Consumer
Direct installment	11	11
Indirect installment	201	139
Home equity	43	22

Total consumer	255	172

Total loan recoveries	298	229

Net loans charged-off	363	487

Provision charged to operating expense
Commercial	1,122	(1,291)
Real estate	(107)	(252)
Consumer	(651)	2,110

Total provision charged to operating expense	364	567

Balance at the end of the period	$17,821	$16,474

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

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down or specific allocation of 1- 4 family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due. Pursuant to such guidelines, the Company also charges-off unsecured open-end loans when the loan is contractually 90 days past due, and charges down to the net realizable value other secured loans when they are contractually 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection in full will occur regardless of delinquency status, are not charged off.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	March 31, 2019
			Mortgage
	Commercial	Real Estate	Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$915	$—	$—	$—	$915
Collectively evaluated for impairment	10,641	1,588	1,014	3,663	16,906
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$11,556	$1,588	$1,014	$3,663	$17,821

Loans:
Individually evaluated for impairment	$6,233	$—	$—	$—	$6,233
Collectively evaluated for impairment	2,087,011	821,767	71,944	637,206	3,617,928
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$2,093,244	$821,767	$71,944	$637,206	$3,624,161

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2018
			Mortgage
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

Note 7 – Non-performing Loans and Impaired Loans

The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	March 31, 2019
		Loans Past
		Due Over 90			Total
		Days Still	Non-peforming	Performing	Non-performing
	Non-accrual	Accruing	TDRs	TDRs	Loans
Commercial
Owner occupied real estate	$3,372	$—	$389	$139	$3,900
Non-owner occupied real estate	3,041	—	404	314	3,759
Residential spec homes	261	—	—	—	261
Development & spec land	177	—	—	—	177
Commercial and industrial	1,653	—	—	—	1,653

Total commercial	8,504	—	793	453	9,750
Real estate
Residential mortgage	3,691	140	416	1,748	5,995
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	3,691	140	416	1,748	5,995
Consumer
Direct installment	55	17	—	—	72
Indirect installment	986	30	—	—	1,016
Home equity	2,077	5	140	331	2,553

Total consumer	3,118	52	140	331	3,641

Total	$15,313	$192	$1,349	$2,532	$19,386

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2018
		Loans Past
		Due Over 90			Total
		Days Still	Non-peforming	Performing	Non-performing
	Non-accrual	Accruing	TDRs	TDRs	Loans
Commercial
Owner occupied real estate	$3,413	$—	$—	$109	$3,522
Non-owner occupied real estate	554	—	492	—	1,046
Residential spec homes	—	—	—	—	—
Development & spec land	68	—	—	—	68
Commercial and industrial	2,059	208	—	—	2,267

Total commercial	6,094	208	492	109	6,903
Real estate
Residential mortgage	2,846	180	423	1,558	5,007
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	2,846	180	423	1,558	5,007
Consumer
Direct installment	35	—	—	—	35
Indirect installment	916	173	—	—	1,089
Home equity	1,657	7	142	335	2,141

Total consumer	2,608	180	142	335	3,265

Total	$11,548	$568	$1,057	$2,002	$15,175

Included in the $15.3 million of non-accrual loans and the $1.3 million of non-performing TDRs at March 31, 2019 were $3.1 million and $629,000, respectively, of loans acquired for which accretable yield was recognized.

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

The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At March 31, 2019, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2019, the Company had $3.9 million in TDRs and $2.5 million were performing according to the restructured terms and $315,000 in TDRs were returned to accrual status during the first three months of 2019. There were $20,000 specific reserves allocated to TDRs at March 31, 2019 based on the discounted cash flows or when appropriate the fair value of the collateral.

The following table presents commercial loans individually evaluated for impairment by class of loan:

	March 31, 2019
				Three Months Ended
	Unpaid		Allowance for	Average Balance in	Cash/Accrual Interest
	Principal	Recorded	Loan Loss	Impaired	Income
	Balance	Investment	Allocated	Loans	Recognized
With no recorded allowance Commercial
Owner occupied real estate	$3,275	$3,269	$—	$3,650	$60
Non-owner occupied real estate	840	869	—	875	32
Residential spec homes	261	261	—	261	3
Development & spec land	66	64	—	65	—
Commercial and industrial	656	648	—	668	7

Total commercial	5,098	5,111	—	5,519	102
With an allowance recorded
Commercial
Owner occupied real estate	355	355	25	358	—
Non-owner occupied real estate	135	135	40	135	—
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	632	632	850	632	—

Total commercial	1,122	1,122	915	1,125	—

Total	$6,220	$6,233	$915	$6,644	$102

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2018
				Three Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Rec Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,038	$4,063	$—	$4,590	$37
Non-owner occupied real estate	1,033	1,049	—	975	5
Residential spec homes	—	—	—	—	—
Development & spec land	76	74	—	75	—
Commercial and industrial	737	745	—	1,447	—

Total commercial	5,884	5,931	—	7,087	42
With an allowance recorded
Commercial
Owner occupied real estate	893	893	184	900	—
Non-owner occupied real estate	—	—	—	—	—
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	893	893	184	900	—

Total	$6,777	$6,824	$184	$7,987	$42

The following table presents the payment status by class of loan:

	March 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$672,729	$27	$—	$—	$3,761	$3,788	$676,517
Non-owner occupied real estate	827,610	2,386	362	—	3,445	6,193	833,803
Residential spec homes	9,469	491	—	—	261	752	10,221
Development & spec land	74,885	17	—	—	177	194	75,079
Commercial and industrial	493,723	1,616	632	—	1,653	3,901	497,624

Total commercial	2,078,416	4,537	994	—	9,297	14,828	2,093,244
Real estate
Residential mortgage	790,848	1,910	169	140	4,107	6,326	797,174
Residential construction	24,593	—	—	—	—	—	24,593
Mortgage warehouse	71,944	—	—	—	—	—	71,944

Total real estate	887,385	1,910	169	140	4,107	6,326	893,711
Consumer
Direct installment	37,345	67	48	17	55	72	37,417
Indirect installment	316,613	906	129	30	986	1,016	317,629
Home equity	279,938	956	264	5	2,217	2,222	282,160

Total consumer	633,896	1,929	441	52	3,258	3,310	637,206

Total	$3,599,697	$8,376	$1,604	$192	$16,662	$24,464	$3,624,161

Percentage of total loans	99.32%	0.23%	0.04%	0.01%	0.46%	0.68%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$556,516	$537	$997	$—	$3,413	$4,947	$561,463
Non-owner occupied real estate	716,574	175	19	—	1,046	1,240	717,814
Residential spec homes	4,707	492	—	—	—	492	5,199
Development & spec land	46,479	—	—	—	68	68	46,547
Commercial and industrial	390,828	515	736	208	2,059	3,518	394,346

Total commercial	1,715,104	1,719	1,752	208	6,586	10,265	1,725,369
Real estate
Residential mortgage	641,500	1,131	56	180	3,269	4,636	646,136
Residential construction	24,030	—	—	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	—	—	74,120

Total real estate	739,650	1,131	56	180	3,269	4,636	744,286
Consumer
Direct installment	38,027	93	18	—	35	146	38,173
Indirect installment	311,494	1,396	198	173	916	2,683	314,177
Home equity	192,162	761	37	7	1,799	2,604	194,766

Total consumer	541,794	2,250	253	180	2,750	5,433	547,116

Total	$2,996,548	$5,100	$2,061	$568	$12,605	$20,334	$3,016,771

Percentage of total loans	99.33%	0.17%	0.07%	0.02%	0.42%	0.67%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents loans by credit grades.

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$656,354	$5,046	$15,117	$—	$676,517
Non-owner occupied real estate	815,974	9,048	8,781	—	833,803
Residential spec homes	9,960	—	261	—	10,221
Development & spec land	74,805	97	177	—	75,079
Commercial and industrial	482,091	7,074	8,459	—	497,624

Total commercial	2,039,184	21,265	32,795	—	2,093,244
Real estate
Residential mortgage	791,663	—	5,511	—	797,174
Residential construction	24,593	—	—	—	24,593
Mortgage warehouse	71,944	—	—	—	71,944

Total real estate	888,200	—	5,511	—	893,711
Consumer
Direct installment	37,345	—	72	—	37,417
Indirect installment	316,613	—	1,016	—	317,629
Home equity	279,826	—	2,334	—	282,160

Total consumer	633,784	—	3,422	—	637,206

Total	$3,561,168	$21,265	$41,728	$—	$3,624,161

Percentage of total loans	98.26%	0.59%	1.15%	0.00%

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$538,177	$6,618	$16,668	$—	$561,463
Non-owner occupied real estate	702,269	9,682	5,863	—	717,814
Residential spec homes	5,199	—	—	—	5,199
Development & spec land	46,382	97	68	—	46,547
Commercial and industrial	379,607	6,655	8,084	—	394,346

Total commercial	1,671,634	23,052	30,683	—	1,725,369
Real estate
Residential mortgage	641,309	—	4,827	—	646,136
Residential construction	24,030	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	74,120

Total real estate	739,459	—	4,827	—	744,286
Consumer
Direct installment	38,138	—	35	—	38,173
Indirect installment	313,088	—	1,089	—	314,177
Home equity	192,625	—	2,141	—	194,766

Total consumer	543,851	—	3,265	—	547,116

Total	$2,954,944	$23,052	$38,775	$—	$3,016,771

Percentage of total loans	97.95%	0.76%	1.29%	0.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 8 – Leases

Operating leases are recorded as a right-of-use (“ROU”) asset and operating lease liability, included in other assets and other liabilities, respectively, on the consolidated balance sheet beginning January 1, 2019 when the Company adopted ASU 2016-02 prospectively. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date.

Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of income.

The Company adopted the guidance on January 1, 2019 by electing the optional alternative transition method permitted by ASU 2018-11 allowing for recognition of applicable leases as of January 1, 2019. Additionally, the Company elected the following accounting policies:

•	The practical expedient package that forgoes:

•	Reassessment of any expired or existing contracts for a lease

•	Reassessment of lease classification for expired or existing leases

•	Reassessment of initial direct costs for existing leases

•	The hindsight practical expedient to determine lease term and impairment of ROU assets

•	Other practical expedients regarding combination of lease and non-lease components and the exclusion of short-term leases

•	The practical expedient for land easements and the portfolio approach were not elected

Operating leases relate primarily to bank branches and office space with remaining average lease terms of seven years. The weighted average discount rate utilized to calculate the ROU asset and operating lease liability was approximately 2.57%, which represents the incremental borrowing rate. At inception, the Company recorded a ROU asset and operating lease liability of $3.5 million. At March 31, 2019, a ROU asset of $3.3 million is included in other assets and an operating lease liability of $3.4 million is included in other liabilities, respectively. Options to extend a lease were considered in the remaining lease term determination. The lease expense for operating leases was $148,000 for the three months ended March 31, 2019.

Future minimum operating lease payments under non-cancellable leases with initial or remaining lease terms at March 31, 2019 were as follows:

Year	Amount
2020	$484
2021	476
2022	483
2023	504
2024 and thereafter	1,483

Total lease payments	$3,430

Less: Interest	(180)

Present value of lease liabilities	$3,250

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 9 – Repurchase Agreements

The Company transfers various securities to customers in exchange for cash at the end of each business day and agrees to acquire the securities at the end of the next business day for the cash exchanged plus interest. The process is repeated at the end of each business day until the agreement is terminated. The securities underlying the agreement remained under the Bank’s control.

The following table shows repurchase agreements accounted for as secured borrowings:

	March 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$90,885	$—	$—	$—	$—	$—	$90,885
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$33,798	$—	$—	$—	$—	$—	$33,798
Federal agency mortgage-backed pools	87,795	—	—	—	—	—	87,795

Total	$121,593	$—	$—	$—	$—	$—	$121,593

Note 10 – Derivative Financial Instruments

Cash Flow Hedges –As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.81% on a notional amount of $30.5 million at March 31, 2019 and December 31, 2018. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at March 31, 2019 and December 31, 2018. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a rate of 2.81% on a notional amount of $50.0 million at March 31, 2019. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

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

Fair Value Hedges

Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2019, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $234.3 million at March 31, 2019 and $209.2 million at December 31, 2018.

Other Derivative Instruments

The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2019, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives March 31, 2019		Liability Derivatives March 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Loans	$4,093
Interest rate contracts	Other Assets	4,093	Other liabilities	2,866

Total derivatives desginated as hedging instruments		4,093		6,959

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	392	Other liabilities	—

Total derivatives not designated as hedging instruments		392		—

Total derivatives		$4,485		$6,959

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Loans	$42
Interest rate contracts	Other Assets	42	Other liabilities	1,760

Total derivatives desginated as hedging instruments		42		1,802

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	135	Other liabilities	—

Total derivatives not designated as hedging instruments		135		—

Total derivatives		$177		$1,802

The effect of the derivative instruments on the condensed consolidated statements of income for the three-month periods ending March 31 is as follows:

	Amount of Loss Recognized in Other
	Comprehensive Income on Derivative
	(Effective Portion)
	Three Months Ended
	March 31, 2019	March 31, 2018
Derivatives in cash flow hedging relationship
Interest rate contracts	$(874)	$358

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Three Months Ended
		March 31, 2019	March 31, 2018
Derivative in fair value hedging relationship
Interest rate contracts	Interest income -loans	$(4,051)	$2,768
Interest rate contracts	Interest income -loans	4,051	(2,768)

Total		$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Three Months Ended
		March 31, 2019	March 31, 2018
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$257	$112

Note 11 – Disclosures about Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$13,995	$—	$13,995	$—
State and municipal	249,760	—	249,760	—
Federal agency collateralized mortgage obligations	213,043	—	213,043	—
Federal agency mortgage-backed pools	192,265	—	192,265	—
Corporate notes	18,079	—	18,079	—

Total available for sale securities	687,142	—	687,142	—
Hedged loans	234,325	—	234,325	—
Forward sale commitments	392	—	392	—
Interest rate swap agreements	(6,958)	—	(6,958)	—
Commitments to originate loans	—	—	—	—

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2018
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$16,608	$—	$16,608	$—
State and municipal	209,303	—	209,303	—
Federal agency collateralized mortgage obligations	185,003	—	185,003	—
Federal agency mortgage-backed pools	178,736	—	178,736	—
Corporate notes	10,698	—	10,698	—

Total available for sale securities	600,348	—	600,348	—
Hedged loans	209,161	—	209,161	—
Forward sale commitments	135	—	135	—
Interest rate swap agreements	(1,801)	—	(1,801)	—
Commitments to originate loans	—	—	—	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

Non-interest Income	Three Months Ended
Total gains and losses from:	March 31, 2019	March 31, 2018
Hedged loans	$(4,051)	$2,768
Fair value interest rate swap agreements	4,051	(2,768)
Derivative loan commitments	257	112

	$257	$112

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Impaired loans	$5,318	$—	$—	$5,318
Mortgage servicing rights	13,366	—	—	13,366
December 31, 2018
Impaired loans	$5,661	$—	$—	$5,661
Mortgage servicing rights	12,349	—	—	12,349

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

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment increased by $14,000 during the first three months of 2019 and decreased by $6,000 during the first three months of 2018.

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring Level 3 fair value measurements, other than goodwill.

	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$5,318	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-100% (14.7%)
			Discount rate,	9.7%-10.0% (9.7%),
Mortgage servicing rights	13,366	Discounted cash flows	Constant prepayment rate,	8.9%-21.8% (9.0%),
			Probability of default	0.1%-3.1% (0.6%)

	December 31, 2018
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$5,661	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-100% (15.5%)
Mortgage servicing rights	12,349	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.2%-11.0% (10.3%), 9.1%-21.9% (9.3%), 0.1%-2.8% (0.6%)

Note 12 – Fair Value of Financial Instruments

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2019 and December 31, 2018. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Due from Banks — The carrying amounts approximate fair value.

Held- to-Maturity Securities — For debt securities held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.

Loans Held for Sale — The carrying amounts approximate fair value.

Net Loans — The fair value of net loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2019
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$86,131	$86,131	$—	$—
Interest-earning time deposits	15,987	—	—	—
Investment securities, held to maturity	206,327	—	210,106	—
Loans held for sale	1,979	—	—	1,979
Loans (excluding loan level hedges), net	3,368,911	—	—	3,267,463
Stock in FHLB	22,447	—	22,447	—
Interest receivable	17,423	—	17,423	—
Liabilities
Non-interest bearing deposits	$811,768	$811,768	$—	$—
Interest bearing deposits	3,076,255	—	3,005,839	—
Borrowings	457,788	—	412,884	—
Subordinated debentures	55,310	—	49,568	—
Interest payable	2,471	—	2,471	—

	December 31, 2018
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and due from banks	$58,492	$58,492	$—	$—
Interest-earning time deposits	15,744	—	15,542	—
Investment securities, held to maturity	210,112	—	208,273	—
Loans held for sale	1,038	—	—	1,038
Loans (excluding loan level hedges), net	2,786,351	—	—	2,681,741
Stock in FHLB	18,073	—	18,073	—
Interest receivable	14,239	—	14,239	—
Liabilities
Non-interest bearing deposits	$642,129	$642,129	$—	$—
Interest bearing deposits	2,497,247	—	2,377,274	—
Borrowings	550,384	—	542,311	—
Subordinated debentures	37,837	—	35,711	—
Interest payable	2,031	—	2,031	—

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 13 – Accumulated Other Comprehensive Income

	March 31	December 31
	2019	2018
Unrealized gain (loss) on securities available for sale	$3,118	$(8,561)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	(28)	10
Unrealized loss on derivative instruments	(2,866)	(1,760)
Tax effect	(46)	2,167

Total accumulated other comprehensive income (loss)	$178	$(8,144)

Note 14 – Regulatory Capital

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

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of March 31, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2019 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of March 31, 2019 and December 31, 2018 were as follows:

	Actual		Required for Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total capital[1] (to risk-weighted assets)
Consolidated	$509,214	13.25%	$307,362	8.00%	$403,412	10.50%	N/A	N/A
Bank	472,621	12.30%	307,361	8.00%	403,411	10.50%	$384,201	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	491,302	12.79%	230,521	6.00%	326,572	8.50%	N/A	N/A
Bank	454,709	11.84%	230,520	6.00%	326,570	8.50%	307,360	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	433,809	11.29%	172,890	4.50%	268,941	7.00%	N/A	N/A
Bank	454,709	11.84%	172,890	4.50%	268,940	7.00%	249,730	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	491,302	11.85%	165,789	4.00%	165,789	4.00%	N/A	N/A
Bank	454,709	10.99%	165,523	4.00%	165,523	4.000%	206,904	5.00%
December 31, 2018
Total capital[1] (to risk-weighted assets)
Consolidated	$427,616	13.39%	$255,419	8.00%	$315,283	9.875%	N/A	N/A
Bank	396,755	12.43%	255,419	8.00%	315,283	9.875%	$319,274	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	409,760	12.83%	191,565	6.00%	251,429	7.875%	N/A	N/A
Bank	378,899	11.87%	191,565	6.00%	251,429	7.875%	255,420	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	371,297	11.63%	143,673	4.50%	203,537	6.375%	N/A	N/A
Bank	378,899	11.87%	143,674	4.50%	203,537	6.375%	207,528	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	409,760	10.12%	162,033	4.00%	162,033	4.000%	N/A	N/A
Bank	378,899	9.34%	162,327	4.00%	162,327	4.000%	202,908	5.00%

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

For the Three Months ended March 31, 2019 and 2018

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

For the Three Months ended March 31, 2019 and 2018

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

•	rapid technological developments and changes;

•	the risks presented by cyber terrorism and data security breaches;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits;

•

the potential influence on the U.S. financial markets and economy from material changes outside the U.S. or in overseas relations, including changes in the U.S. trade relations related to imposition of tariffs, Brexit and the phase out in 2021 of the London Interbank Offered Rate (“LIBOR”); and

•

the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.

The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2018 Annual Report on Form 10-K and in the subsequent reports we file with the SEC.

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

On March 26, 2019, Horizon completed the acquisition of Salin Bancshares, Inc. (“Salin”), an Indiana corporation and Horizon Bank’s acquisition of Salin Bank and Trust Company (“Salin Bank”), an Indiana commercial bank and wholly-owned subsidiary of Salin, through mergers effective March 26, 2019. Under the terms of the Merger Agreement, shareholders of Salin received 23,907.5 shares of Horizon common stock and $87,417.17 in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $126.7 million.

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

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

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

Following is a summary of Horizon’s financial performance through the first three months of 2019:

•

Net income for the quarter ended March 31, 2019 decreased 15.5% to $10.8 million, or $0.28 diluted earnings per share, compared to $12.8 million, or $0.33 diluted earnings per share for the quarter ended March 31, 2018.

•

Core net income for the quarter ended March 31, 2019 increased 16.5% to $13.0 million, or $0.34 diluted earnings per share, compared to $11.2 million, or $0.29 diluted earnings per share, for the same period in 2018. This represents the highest quarter-to-date core net income and core diluted earnings per share in the Company’s history. (Please refer to the section captioned “Use of Non-GAAP Financial Measures” within this Item 2 for a description of the elements of core net income and a table reconciling core net income to its most closely related GAAP measures.)

•	Return on average assets was 1.02% for the first quarter of 2019 compared to 1.32% for the first quarter of 2018.

•

Core return on average assets for the first quarter of 2019 was 1.23% compared to 1.15% for the first quarter of 2018. (Please refer to the section captioned “Use of Non-GAAP Financial Measures” within this Item 2 for a description of the elements of core return on average assets and a table reconciling core return on average assets to tis most closely related GAAP measures.)

•	Total loans, excluding acquired loans, increased by an annualized rate of 5.0%, or $36.8 million, during the first quarter of 2019.

•	Net interest margin was 3.62% for the three months ended March 31, 2019 compared to 3.60% for the three months ended December 31, 2018 and 3.81% for the three months ended March 31, 2018.

•

Core net interest margin (defined as net interest margin excluding acquisition-related purchase accounting adjustments) was 3.46% for the three months ended March 31, 2019 compared to 3.43% for the three months ended December 31, 2018 and 3.55% for the three months ended March 31, 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

•

Horizon’s tangible book value per share increased to $9.60 at March 31, 2019 compared to $9.43 and $8.57 at December 31, 2018 and March 31, 2018, respectively. This represents the highest tangible book value per share in the Company’s history.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2018 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

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

Goodwill and Intangible Assets

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2019, Horizon had core deposit intangibles of $31.2 million subject to amortization and $145.7 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on March 29, 2019 was $16.09 per share compared to a book value of $13.53 per common share.

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

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

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

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

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

Financial Condition

On March 31, 2019, Horizon’s total assets were $5.052 billion, an increase of approximately $805.0 million compared to December 31, 2018. The increase was primarily in net loans of $607.7 million, investment securities available for sale of $86.8 million, cash and due from banks of $27.6 million, goodwill of $25.8 million, other intangible assets of $20.8 million and premises and equipment of $19.5 million due to the acquisition of Salin Bancshares, Inc.

Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$14,087	$13,995	$16,815	$16,608
State and municipal	245,577	249,760	210,386	209,303
Federal agency collateralized mortgage obligations	212,829	213,043	187,563	185,003
Federal agency mortgage-backed pools	193,932	192,265	183,479	178,736
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	17,598	18,079	10,666	10,698

Total available for sale investment securities	$684,023	$687,142	$608,909	$600,348

Held to maturity
State and municipal	$187,847	$191,570	$191,269	$189,676
Federal agency collateralized mortgage obligations	5,019	4,979	5,144	5,030
Federal agency mortgage-backed pools	13,461	13,557	13,699	13,567

Total held to maturity investment securities	$206,327	$210,106	$210,112	$208,273

Investment securities available for sale increased $86.8 million since December 31, 2018 to $687.1 million as of March 31, 2019. This increase was primarily due to securities acquired through the acquisition of Salin which totaled approximately $54.7 million.

Total loans increased $608.7 million since December 31, 2018 to $3.623 billion as of March 31, 2019. This increase was primarily due to $571.8 million in loans through the acquisition of Salin. Total loans, excluding acquired loans, increased $36.8 million due to increases in commercial loans of $17.1 million, residential mortgage loans of $15.6 million and consumer loans of $5.4 million, offset by a decrease in mortgage warehouse loans of $2.2 million. The growth markets of Fort Wayne, Grand Rapids, Indianapolis and Kalamazoo contributed total loan growth of $77.7 million during the first three months of 2019. Management believes that this growth is due to our seasoned lending team who live and work within these expanding and robust communities.

Total deposits increased $748.6 million since December 31, 2018 to $3.888 billion as of March 31, 2019. This increase was primarily due to $741.5 million in deposits through the acquisition of Salin.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

The Company decreased total borrowings from $550.4 million as of December 31, 2018 to $457.8 million as of March 31, 2019. At March 31, 2019, the Company had $272.9 million in short-term funds borrowed compared to $402.8 million at December 31, 2018. The decrease in borrowings was primarily due to net cash received in the acquisition of Salin totaling $128.7 million.

Stockholders’ equity totaled $609.5 million at March 31, 2019 compared to $492.0 million at December 31, 2018. The increase in stockholders’ equity during the period was due to the acquisition of Salin, generation of net income, net of dividends declared, and an increase in accumulated other comprehensive income. At March 31, 2019, the ratio of average stockholders’ equity to average assets was 11.76% compared to 11.65% at December 31, 2018. Book value per common share at March 31, 2019 increased to $13.53 compared to $12.82 at December 31, 2018.

Results of Operations

Overview

Consolidated net income for the three-month period ended March 31, 2019 was $10.8 million compared to $12.8 million for the same period in 2018. Earnings per common share for the three months ended March 31, 2019 were $0.28 basic and diluted, compared to $0.33 basic and diluted for the same three- month period in the previous year. The decrease in net income and earnings per share from the previous year reflects an increase in non-interest expense of $3.9 million, primarily due to merger expenses totaling $4.1 million (before tax expense), offset by increases in net interest income of $869,000 and non- interest income of $394,000 in addition to decreases in provision for loan losses of $ 203,000 and income tax expense of $447,000. Excluding merger expenses, loss on sale of investment securities and purchase accounting adjustments, net income for the first quarter of 2019 was $13.0 million or $0.34 diluted earnings per share compared to $11.2 million or $0.29 diluted earnings per share in the same period of 2018.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$7,843	$57	2.95%	$3,714	$14	1.53%
Interest-earning deposits	26,355	155	2.39%	22,962	90	1.59%
Investment securities—taxable	448,840	2,910	2.63%	421,068	2,326	2.24%
Investment securities—non-taxable(1)	393,720	2,628	3.40%	307,921	1,865	2.88%
Loans receivable(2)(3)	3,052,538	39,623	5.27%	2,824,478	35,131	5.04%

Total interest-earning assets(1)	3,929,296	45,373	4.76%	3,580,143	39,426	4.50%
Non-interest-earning assets
Cash and due from banks	44,527			43,809
Allowance for loan losses	(17,836)			(16,342)
Other assets	351,202			335,227

Total average assets	$4,307,189			$3,942,837

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,514,841	$6,876	1.11%	$2,304,829	$2,871	0.51%
Borrowings	577,199	3,621	2.54%	528,066	2,572	1.98%
Subordinated debentures	39,236	596	6.16%	36,477	572	6.36%

Total interest-bearing liabilities	3,131,276	11,093	1.44%	2,869,372	6,015	0.85%
Non-interest-bearing liabilities
Demand deposits	643,601			595,644
Accrued interest payable and other liabilities	25,863			17,745
Stockholders’ equity	506,449			460,076

Total average liabilities and stockholders’ equity	$4,307,189			$3,942,837

Net interest income/spread		$34,280	3.32%		$33,411	3.65%

Net interest income as a percent of average interest-earning assets(1)			3.62%			3.81%

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

Net interest income during the three months ended March 31, 2019 was $34.3 million, an increase of $869,000 from the $33.4 million earned during the same period in 2018. Yields on the Company’s interest-earning assets increased by 26 basis points to 4.76% for the three months ending March 31, 2019 from 4.50% for the three months ended March 31, 2018. Interest income increased $ 5.9 million from $39.4 million for the three months ended March 31, 2018 to $45.4 million for the same period in 2019. This was due to an increase in average interest-earning assets through organic and acquisition-related growth, in addition to an increase in yield. Interest income from acquisition-related purchase accounting adjustments was $1.5 million for the three months ending March 31, 2019 compared to $2.0 million for the same period of 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

Rates paid on interest-bearing liabilities increased by 59 basis points for the three-month period ended March 31, 2019 compared to the same period in 2018. Interest expense increased $ 5.1 million compared to the three-month period ended March 31, 2018 to $11.1 million for the same period in 2019. This increase was due to higher average balances of interest-bearing deposits and borrowings in addition to the higher rates paid on both. Average balances of interest-bearing deposits increased $ 210.0 million and was due to the acquisition of Salin during the first quarter of 2019, as well as organic growth since March 31, 2018.

The net interest margin decreased 19 basis points from 3.81% for the three-month period ended March 31, 2018 to 3.62% for the same period in 2019. The decrease in the margin for the three-month period ended March 31, 2019 compared to the same period in 2018 was due to an increase in the cost of interest-bearing liabilities, offset by an increase in the yield of taxable interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments, the margin would have been 3.46% for the three-month period ending March 31, 2019 compared to 3.55% for the same period in 2018.

Provision for Loan Losses

Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended March 31, 2019, a provision of $364,000 was required to adequately fund the ALLL compared to $567,000 for the same period of 2018. Commercial loan net charge-offs during the three-month period ended March 31, 2019 were $61,000, residential mortgage loans had a net recovery of $27,000 and consumer loan net charge-offs were $329,000. The decrease in the provision for loan losses in the first quarter of 2019 compared to the same period of 2018 was primarily due to improving credit trends and a continued low level of charge-offs. The ALLL balance at March 31, 2019 was $17.8 million or 0.49% of total loans. This compares to an ALLL balance of $17.8 million at December 31, 2018 or 0.59% of total loans.

Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.69% as of March 31, 2019. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.10% as of March 31, 2019. The table below illustrates Horizon’s loan loss reserve ratio composition as of March 31, 2019.

Non-GAAP Allowance for Loan and Lease Loss Detail

As of March 31, 2019

(Dollars in Thousands, Unaudited)

	Pre-discount Loan Balance	Allowance for Loan Losses (ALLL)	Loan Discount	ALLL + Loan Discount	Loans, net	ALLL/ Pre-discount Loan Balance	Loan Discount/ Pre-discount Loan Balance	ALLL+Loan Discount/ Pre-discount Loan Balance

Horizon Legacy	$2,547,794	$17,525	N/A	$17,525	$2,530,269	0.69%	0.00%	0.69%
Heartland	7,202	—	641	641	6,561	0.00%	8.90%	8.90%
Summit	18,396	—	1,007	1,007	17,389	0.00%	5.47%	5.47%
Peoples	81,713	—	1,861	1,861	79,852	0.00%	2.28%	2.28%
Kosciusko	35,182	296	569	865	34,317	0.84%	1.62%	2.46%
LaPorte	84,230	—	2,838	2,838	81,392	0.00%	3.37%	3.37%
CNB	4,321	—	112	112	4,209	0.00%	2.59%	2.59%
Lafayette	82,448	—	1,008	1,008	81,440	0.00%	1.22%	1.22%
Wolverine	178,573	—	2,136	2,136	176,437	0.00%	1.20%	1.20%
Salin	583,177	—	11,918	11,918	571,259	0.00%	2.04%	2.04%

Total	$3,623,036	$17,821	$22,090	$39,911	$3,583,125	0.49%	0.61%	1.10%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of March 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

Non-performing loans totaled $19.4 million as of March 31, 2019, up from $ 15.2 million as of December 31, 2018. Non-performing commercial loans increased by $2.8 million, non-performing real estate loans increased by $988,000 and non-performing consumer loans increased by $376,000 at March 31, 2019 compared to December 31, 2018. The increase in non-performing loans was primarily due to non-performing loans acquired from Salin.

Other Real Estate Owned (OREO) and repossessed assets totaled $3.7 million at March 31, 2019 compared to $2.1 million on December 31, 2018. The majority of this increase was due to other real estate owned properties acquired in the Salin transaction totaling $1.6 million.

Non-interest Income

The following is a summary of changes in non-interest income (table dollar amounts in thousands):

	Three Months Ended
Non-interest Income	March 31 2019	March 31 2018	Amount Change	Percent Change
Service charges on deposit accounts	$1,877	$1,888	$(11)	-0.6%
Wire transfer fees	118	150	(32)	-21.3%
Interchange fees	1,361	1,328	33	2.5%
Fiduciary activities	2,089	1,925	164	8.5%
Gain on sale of investment securities	15	11	4	36.4%
Gain on sale of mortgage loans	1,309	1,423	(114)	-8.0%
Mortgage servicing net of impairment	606	349	257	73.6%
Increase in cash surrender value of bank owned life insurance	513	435	78	17.9%
Other income	824	809	15	1.9%

Total non-interest income	$8,712	$8,318	$394	4.7%

Total non-interest income was $394,000 higher during the first quarter of 2019 compared to the same period of 2018. Income from mortgage servicing, net of impairment, and fiduciary activities increased $257,000 and $164,000, respectively, during the first quarter of 2019 when compared to the first quarter of 2018. Residential mortgage loan activity during the first quarter of 2019 generated $1.3 million of income from the gain on sale of mortgage loans, down from $1.4 million for the same period in 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

Non-interest Expense

The following is a summary of changes in non-interest expense (table dollar amounts in thousands):

	Three Months Ended
	March 31 2019			March 31 2018			Adjusted
		Merger			Merger		Amount	Percent
Non-interest Expense	Actual	Expenses	Adjusted	Actual	Expenses	Adjusted	Change	Change
Salaries and employee benefits	$14,466	$(2)	$14,464	$14,373	$—	$14,373	$91	0.6%
Net occupancy expenses	2,772	—	2,772	2,966	—	2,966	(194)	-6.5%
Data processing	1,966	(292)	1,674	1,696	—	1,696	(22)	-1.3%
Professional fees	493	(239)	254	501	—	501	(247)	-49.3%
Outside services and consultants	3,530	(2,290)	1,240	1,264	—	1,264	(24)	-1.9%
Loan expense	1,949	—	1,949	1,257	—	1,257	692	55.1%
FDIC deposit insurance	160	—	160	310	—	310	(150)	-48.4%
Other losses	104	(2)	102	146	—	146	(44)	-30.1%
Other expenses	4,298	(1,293)	3,005	3,324	—	3,324	(319)	-9.6%

Total non-interest expense	$29,738	$(4,118)	$25,620	$25,837	$—	$25,837	$(217)	-0.8%

Total non-interest expense was $3.9 million higher in the first quarter of 2019 compared to the same period of 2018, primarily due to merger expenses. Outside services and consultants, other expense, loan expense and data processing increased $ 2.3 million, $974,000, $692,000 and $270,000, respectively. Offsetting these increases was a decrease in net occupancy expense of $194,000 and FDIC insurance expense of $150,000. Excluding merger expenses, total non-interest expense decreased $217,000 during the first quarter of 2019 when compared to the first quarter of 2018.

Income Taxes

Income tax expense totaled $2.1 million for the first quarter of 2019, a decrease of $447,000 when compared to the first quarter of 2018. The decrease was primarily due to a decrease in income before income tax of $2.4 million when compared to the first quarter of 2018.

Liquidity

The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. During the three months ended March 31, 2019, cash and cash equivalents increased by approximately $27.6 million. At March 31, 2019, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $480.7 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $340.3 million at December 31, 2018 and $161.6 million at March 31, 2018. The Bank had approximately $ 663.7 million of unpledged investment securities at March 31, 2019 compared to $648.6 million at December 31, 2018 and $518.2 million at March 31, 2018.

Capital Resources

The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2019. Stockholders’ equity totaled $609.5 million as of March 31, 2019, compared to $492.0 million as of December 31, 2018. For the three months ended March 31, 2019, the ratio of average stockholders’ equity to average assets was 11.76% compared to 11.65% for the twelve months ended December 31, 2018. The increase in stockholders’ equity during the period was the result of stock issued through the acquisition of Salin and the generation of net income, net of dividends declared.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

Horizon declared common stock dividends in the amount of $0.10 per share during the first three months of 2019 and 2018. The dividend payout ratio (dividends as a percent of basic earnings per share) was 35.7% and 30.0% for the first three months of 2019 and 2018, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2018.

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

Non-GAAP Reconciliation of Net Interest Margin

(Dollars in Thousands, Unaudited)

	Three Months Ended
	March 31 2019	December 31 2018	March 31 2018
Non-GAAP Reconciliation of Net Interest Margin
Net interest income as reported	$34,280	$33,836	$33,411
Average interest-earning assets	3,929,296	3,808,822	3,580,143
Net interest income as a percentage of average interest-earning assets (“Net Interest Margin”)	3.62%	3.60%	3.81%
Acquisition-related purchase accounting adjustments (“PAUs”)	$(1,510)	$(1,629)	$(2,037)

Core net interest income	$32,770	$32,207	$31,374

Core net interest margin	3.46%	3.43%	3.55%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

Non-GAAP Reconciliation of Net Income and Diluted Earnings per Share

(Dollars in Thousands, Except per Share Data, Unaudited)

	Three Months Ended
	March 31 2019	December 31 2018	March 31 2018
Non-GAAP Reconciliation of Net Income
Net income as reported	$10,816	$13,133	$12,804
Merger expenses	4,118	487	—
Tax effect	(692)	(102)	—
Net income excluding merger expenses	14,242	13,518	12,804
Loss (gain) on sale of investment securities	(15)	332	(11)
Tax effect	3	(70)	2
Net income excluding gain on sale of investment securities	14,230	13,780	12,795
Acquisition-related purchase accounting adjustments (“PAUs”)	(1,510)	(1,629)	(2,037)
Tax effect	317	342	428
Core Net Income	$13,037	$12,493	$11,186

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share (“EPS”) as reported	$0.28	$0.34	$0.33
Merger expenses	0.11	0.01	—
Tax effect	(0.02)	—	—
Diluted EPS excluding merger expenses	0.37	0.35	0.33
Loss (gain) on sale of investment securities	—	0.01	—
Tax effect	—	—	—
Diluted EPS excluding gain on sale of investment securities	0.37	0.36	0.33
Acquisition-related PAUs	(0.04)	(0.04)	(0.05)
Tax effect	0.01	0.01	0.01
Core Diluted EPS	$0.34	$0.33	$0.29

Non-GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share

(Dollars in Thousands, Except per Share Data, Unaudited)

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Total stockholders’ equity	$609,468	$491,992	$477,594	$470,535	$460,416
Less: Intangible assets	176,864	130,270	130,755	131,239	131,724

Total tangible stockholders’ equity	$432,604	$361,722	$346,839	$339,296	$328,692

Common shares outstanding	45,052,747	38,375,407	38,367,890	38,362,640	38,332,853
Tangible book value per common share	$9.60	$9.43	$9.04	$8.84	$8.57

HORIZON BANCORP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

For the Three Months ended March 31, 2019 and 2018

Non-GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity

(Dollars in Thousands, Unaudited)

	Three Months Ended
	March 31 2019	December 31 2018	March 31 2018
Non-GAAP Reconciliation of Return on Average Assets
Average assets	$4,307,189	$4,179,140	$3,942,837
Return on average assets (“ROAA”) as reported	1.02%	1.25%	1.32%
Merger expenses	0.39%	0.05%	0.00%
Tax effect	-0.07%	-0.01%	0.00%

ROAA excluding merger expenses	1.34%	1.29%	1.32%
Gain on sale of investment securities	0.00%	0.03%	0.00%
Tax effect	0.00%	-0.01%	0.00%

ROAA excluding gain on sale of investment securities	1.34%	1.31%	1.32%
Acquisition-related purchase accounting adjustments (“PAUs”)	-0.14%	-0.15%	-0.21%
Tax effect	0.03%	0.03%	0.04%

Core ROAA	1.23%	1.19%	1.15%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$506,449	$485,662	$460,076
Return on average common equity (“ROACE”) as reported	8.66%	10.73%	11.29%
Merger expenses	3.30%	0.40%	0.00%
Tax effect	-0.55%	-0.08%	0.00%

ROACE excluding merger expenses	11.41%	11.05%	11.29%
Gain on sale of investment securities	-0.01%	0.27%	-0.01%
Tax effect	0.00%	-0.06%	0.00%

ROACE excluding gain on sale of investment securities	11.40%	11.26%	11.28%
Acquisition-related purchase accounting adjustments (“PAUs”)	-1.21%	-1.33%	-1.80%
Tax effect	0.25%	0.28%	0.38%

Core ROACE	10.44%	10.21%	9.86%

HORIZON BANCORP, INC. AND SUBSIDIARIES Quantitative and

Qualitative Disclosures About Market Risk

For the Three ended March 31, 2019 and 2018

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2018 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2018 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of March 31, 2019, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2019, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES

Part II – Other Information

For the Three Months ended March 31, 2019 and 2018

ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10-K for 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None not previously reported on a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES

Part II – Other Information

For the Three Months ended March 31, 2019 and 2018

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

HORIZON BANCORP, INC.

Dated:	May 9, 2019	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated:	May 9, 2019	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer