Form 10-Q
period 2019-06-30
HORIZON BANCORP INC /IN/
filed 2019-08-09
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_________
to
_________
Commission file number

0-10792

HORIZON BANCORP, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Franklin Street, Michigan City, Indiana	46360
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (
219
)
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
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
45,061,372
shares of
Common Stock, no par value, at August 6, 2019.

HORIZON BANCORP, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30	December 31
	2019	2018
Assets
Cash and due from banks	$94,686	$58,492
Interest-earning time deposits	8,090	15,744
Investment securities, available for sale	673,419	600,348
Investment securities, held to maturity (fair value of $219,891 and $208,273)	213,768	210,112
Loans held for sale	3,185	1,038
Loans, net of allowance for loan losses of $18,305 and $17,820	3,646,363	2,995,512
Premises and equipment, net	91,469	74,331
Federal Home Loan Bank stock	22,447	18,073
Goodwill	151,111	119,880
Other intangible assets	28,665	10,390
Interest receivable	19,015	14,239
Cash value of life insurance	94,613	88,062
Other assets	51,851	40,467

Total assets	$5,098,682	$4,246,688

Liabilities
Deposits
Non-interest bearing	$810,350	$642,129
Interest bearing	3,120,425	2,497,247

Total deposits	3,930,775	3,139,376
Borrowings	436,233	550,384
Subordinated debentures	56,194	37,837
Interest payable	3,005	2,031
Other liabilities	46,014	25,068

Total liabilities	4,472,221	3,754,696

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares (Restated - See Note 1)
Issued 45,086,441 and 38,400,476 shares (Restated - See Note 1), Outstanding 45,061,372 and 38,375,407 shares (Restated - See Note 1)	—	—
Additional paid-in capital	380,735	276,101
Retained earnings	241,519	224,035
Accumulated other comprehensive income (loss)	4,207	(8,144)

Total stockholders’ equity	626,461	491,992

Total liabilities and stockholders’ equity	$5,098,682	$4,246,688

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Interest Income
Loans receivable	$47,784	$36,308	$87,407	$71,439
Investment securities
Taxable	3,273	2,563	6,395	4,993
Tax exempt	2,793	1,870	5,421	3,735

Total interest income	53,850	40,741	99,223	80,167

Interest Expense
Deposits	8,938	3,920	15,814	6,791
Borrowed funds	2,495	2,679	6,116	5,251
Subordinated debentures	888	592	1,484	1,164

Total interest expense	12,321	7,191	23,414	13,206

Net Interest Income	41,529	33,550	75,809	66,961
Provision for loan losses	896	635	1,260	1,202

Net Interest Income after Provision for Loan Losses	40,633	32,915	74,549	65,759

Non-interest Income
Service charges on deposit accounts	2,480	1,907	4,357	3,795
Wire transfer fees	167	180	285	330
Interchange fees	2,160	1,555	3,521	2,883
Fiduciary activities	2,063	1,818	4,152	3,743
Gains (losses) on sale of investment securities (includes $(100) and $0 for the three months ended June 30, 2019 and 2018, respectively, and $(85) and $11 for the six months ended June 30, 2019 and six months ended June 30, 2018 related to accumulated other comprehensive earnings reclassifications)	(100)	—	(85)	11
Gain on sale of mortgage loans	2,078	1,896	3,387	3,319
Mortgage servicing income net of impairment	570	511	1,176	860
Increase in cash value of bank owned life insurance	555	442	1,068	877
Death benefit on bank owned life insurance	367	154	367	154
Other income	558	469	1,382	1,278

Total non-interest income	10,898	8,932	19,610	17,250

Non-interest Expense
Salaries and employee benefits	16,951	13,809	31,417	28,182
Net occupancy expenses	3,148	2,520	5,920	5,486
Data processing	2,139	1,607	4,105	3,303
Professional fees	598	376	1,091	877
Outside services and consultants	1,655	1,267	5,185	2,531
Loan expense	2,048	1,525	3,997	2,782
FDIC insurance expense	365	345	525	655
Other losses	169	269	273	415
Other expense	4,511	3,224	8,809	6,548

Total non-interest expense	31,584	24,942	61,322	50,779

Income Before Income Taxes	19,947	16,905	32,837	32,230
Income tax expense (includes $(21) and $0 for the three months ended June 30, 2019 and 2018, respectively, and $(18) and $2 for the six months ended June 30, 2019 and six months ended June 30, 2018 related to income tax expense (benefit) from reclassification items)	3,305	2,790	5,379	5,311

Net Income	$16,642	$14,115	$27,458	$26,919

Basic Earnings Per Share (Restated - See Note 1)	$0.37	$0.37	$0.65	$0.70
Diluted Earnings Per Share (Restated - See Note 1)	0.37	0.37	0.65	0.70
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net Income	$16,642	$14,115	$27,458	$26,919

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(1,901)	354	(3,007)	1,113
Income tax effect	399	(75)	631	(234)

Changes from derivative instruments	(1,502)	279	(2,376)	879

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	6,933	(829)	18,627	(8,943)
Amortization from transfer of securities from available for sale to held to maturity securities	(30)	(46)	(68)	(98)
Reclassification adjustment for securities (gains) losses realized in income	100	—	85	(11)
Income tax effect	(1,472)	187	(3,917)	1,903

Unrealized gains (losses) on securities	5,531	(688)	14,727	(7,149)

Other Comprehensive Income (Loss), Net of Tax	4,029	(409)	12,351	(6,270)

Comprehensive Income	$20,671	$13,706	$39,809	$20,649
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, April 1, 2018	$—	$—	$275,302	$195,292	$(10,178)	$460,416
Net income	—	—	—	14,115	—	14,115
Other comprehensive loss, net of tax	—	—	—	—	(409)	(409)
Amortization of unearned compensation	—	—	(140)	—	—	(140)
Exercise of stock options	—	—	344	—	—	344
Stock option expense	—	—	81	—	—	81
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	—	—	—	—
Cash dividends on common stock ($0.10 per share)	—	—	—	(3,872)	—	(3,872)

Balances, June 30, 2018	$—	$—	$275,587	$205,535	$(10,587)	$470,535

Balances, April 1, 2019	$—	$—	$378,963	$230,327	$178	$609,468
Net income	—	—	—	16,642	—	16,642
Other comprehensive income, net of tax	—	—	—	—	4,029	4,029
Amortization of unearned compensation	—	—	210	—	—	210
Exercise of stock options	—	—	38	—	—	38
Stock option expense	—	—	58	—	—	58
Stock issued stock plans	—	—	1,466	—	—	1,466
Stock issued in Salin acquisition	—	—	—	—	—	—
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,450)	—	(5,450)

Balances, June 30, 2019	$—	$—	$380,735	$241,519	$4,207	$626,461

	Six Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2018	$—	$—	$275,059	$185,570	$(3,551)	$457,078
Net income	—	—	—	26,919	—	26,919
Other comprehensive loss, net of tax	—	—	—	—	(6,270)	(6,270)
Amortization of unearned compensation	—	—	(79)	—	—	(79)
Exercise of stock options	—	—	444	—	—	444
Stock option expense	—	—	163	—	—	163
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	—	766	(766)	—
Cash dividends on common stock ($0.20 per share)	—	—	—	(7,720)	—	(7,720)

Balances, June 30, 2018	$—	$—	$275,587	$205,535	$(10,587)	$470,535

Balances, January 1, 2019	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	27,458	—	27,458
Other comprehensive income, net of tax	—	—	—	—	12,351	12,351
Amortization of unearned compensation	—	—	301	—	—	301
Exercise of stock options	—	—	155	—	—	155
Stock option expense	—	—	115	—	—	115
Stock issued stock plans	—	—	1,341	—	—	1,341
Stock issued in Salin acquisition	—	—	102,722	—	—	102,722
Cash dividends on common stock ($0.22 per share)	—	—	—	(9,974)	—	(9,974)

Balances, June 30, 2019	$—	$—	$380,735	$241,519	$4,207	$626,461

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30
	2019	2018
Operating Activities
Net income	$27,458	$26,919
Items not requiring (providing) cash
Provision for loan losses	1,260	1,202
Depreciation and amortization	4,380	3,300
Share based compensation	115	163
Mortgage servicing rights, net impairment	(11)	24
Premium amortization on securities, net	2,589	2,985
Loss (gain) on sale of investment securities	85	(11)
Gain on sale of mortgage loans	(3,387)	(3,319)
Proceeds from sales of loans	92,314	95,218
Loans originated for sale	(91,074)	(86,812)
Change in cash value life insurance	(1,068)	(877)
Death benefit on bank owned life insurance	367	154
Gain on sale of other real estate owned	(11)	(55)
Net change in:
Interest receivable	(2,288)	3,251
Interest payable	148	555
Other assets	96,042	(4,241)
Other liabilities	7,780	7,211

Net cash provided by operating activities	134,699	45,667

Investing Activities
Purchases of securities available for sale	(176,629)	(84,909)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	165,638	55,723
Purchases of securities held to maturity	—	(14,207)
Proceeds from maturities of securities held to maturity	4,551	5,517
Net change in interest-earning time deposits	7,654	(287)
Change in FHLB stock	(803)	—
Net change in loans	(84,406)	(102,516)
Proceeds on the sale of OREO and repossessed assets	1,260	794
Change in premises and equipment, net	(1,538)	(1,870)
Net cash received in acquisition, Salin	128,745	—

Net cash provided by (used in) investing activities	44,472	(141,755)

Financing Activities
Net change in:
Deposits	50,049	135,160
Borrowings	(184,548)	(39,219)
Proceeds from issuance of stock	1,496	444
Dividends paid on common stock	(9,974)	(7,720)

Net cash provided by (used in) financing activities	(142,977)	88,665

Net Change in Cash and Cash Equivalents	36,194	(7,423)
Cash and Cash Equivalents, Beginning of Period	58,492	76,441

Cash and Cash Equivalents, End of Period	$94,686	$69,018

Additional Supplemental Information
Interest paid	$22,440	$12,651
Income taxes paid	1,300	3,966
Transfer of loans to other real estate and repossessed assets	1,213	733
Transfer of premises to other real estate	1,564	—
Right-of-use assets exchanged for lease obligations	3,411	—
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2019 and June 30, 2018 are not necessarily indicative of the operating results for the full year of 2019 or 2018. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Basic earnings per share
Net income	$16,642	$14,115	$27,458	$26,919
Weighted average common shares outstanding (1)	45,055,117	38,347,612	41,956,047	38,327,118
Basic earnings per share	$0.37	$0.37	$0.65	$0.70

Diluted earnings per share
Net income available to common shareholders	$16,642	$14,115	$27,458	$26,919
Weighted average common shares outstanding (1)	45,055,117	38,347,612	41,956,047	38,327,118
Effect of dilutive securities:
Restricted stock	—	47,307	—	37,383
Stock options	75,291	124,482	76,924	119,820

Weighted average common shares outstanding	45,130,408	38,519,401	42,032,971	38,484,321
	$0.37	$0.37	$0.65	$0.70

(1)	Adjusted for 3:2 stock split on June 15, 2018

There were 341,394 and
zero
shares for the three months ended June 30, 2019 and 2018, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.
There were 341,394 and 67,575 shares for the six months ended June 30, 2019 and 2018, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

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
 2016-02,
Leases
(Topic 842)
The FASB has issued Accounting Standards Update (ASU) No.
 2016-02,
Leases.
Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use
asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company adopted this ASU as of January 1, 2019 using the alternative transition method. In addition, the Company utilized the practical expedients provided by the ASU allowing it to retain the classifications of existing leases, not reassess initial direct costs for any existing leases, and to use hindsight when determining the lease term and assessment of impairment of the right-of-use assets. Upon adoption, the Company capitalized $3.5 million for right-of-use
assets and lease liabilities, net of existing straight-line lease liabilities. See Note 8, “Leases”.
Revenue Recognition
Accounting Standards Codification 606, “
Revenue from Contracts with Customers”
(ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. Revenue-generating activities that are within the scope of ASC 606 and that are presented as non-interest
income in the Company’s consolidated statements of income include:
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
shares of Horizon common stock and $
87,417.17
in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. The Salin shareholders received cash in lieu of fractional shares. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger the transaction has an implied valuation of approximately

10

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Data)

$126.7 million. The Company incurred approximately $5.6 million in costs related to the acquisition. These expenses are classified in the non-interest expense section of the income statement and are primarily located in the data processing, professional fees, outside services and consultants and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.
Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary purchase price for the Salin acquisition is detailed in the following table. Final estimates of fair value on the date of acquisition have not been received yet. Prior to the end of the one-year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively.
The measurement period adjustments will be calculated as if the accounting had been completed as of the acquisition date.
As a result of updated draft valuation estimates, acquired investment securities decreased approximately $387,000, total loans decreased approximately $2.9 million, premises and equipment decreased approximately $4.2 million, goodwill increased approximately $5.4 million, core deposit intangible decreased approximately $1.3 million, other assets increased approximately $4.0 million, total deposits decreased approximately $117,000 and subordinated debentures increased approximately $816,000 compared to previously reported amounts.

Assets
Cash and due from banks	$152,745
Investment securities, available for sale	54,319
Loans
Commercial	352,798

Residential mortgage	131,008
Consumer	85,112

Total loans	568,918
Premises and equipment, net	19,700
FRB and FHLB stock	3,571
Goodwill	31,232
Core deposit intangible	19,818
Interest receivable	2,488
Other assets	111,651

Total assets purchased	$964,442

Common shares issued	$102,722
Cash paid	24,000

Total purchase price	$126,722

Liabilities
Deposits
Non-interest bearing	$188,744
NOW accounts	207,567
Savings and money market	274,504
Certificates of deposit	70,535

Total deposits	741,350
Borrowings	70,495
Subordinated debentures	18,259
Interest payable	826
Other liabilities	6,790

Total liabilities assumed	$837,720

Of the total purchase price of $
126.7
 million, $
19.8
 million has been allocated to core deposit intangible. Additionally, $
31.2
 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible is being amortized over years on a straight line basis.

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
The following table details an estimate of the acquired loans that are accounted for in accordance with ASC
310-30
as of March 26, 2019. Final valuation estimates have not yet been determined for acquired loans as of June 30, 2019. If information becomes available which would indicate adjustments to the purchase price allocation, such adjustments would be made prospectively.

Contractually required principal and interest at acquisition	$22,672
Contractual cash flows not expected to be collected (nonaccretable differences)	6,694

Expected cash flows at acquisition	15,978
Interest component of expected cash flows (accretable discount)	735

Fair value of acquired loans accounted for under ASC 310-30	$15,243

Estimates of certain loans, those for which specific credit-related deterioration has occurred
since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The results of operations of Salin have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro-forma
results for the three and six months ended June 30, 2019 and 2018 as if the Salin acquisition had occurred as of the beginning of the comparable prior reporting periods.

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30
	2019	2018	2019	2018
Summary of Operations:
Net Interest Income	$41,529	$41,066	$83,711	$81,685
Provision for Loan Losses	896	835	1,560	2,002

Net Interest Income after Provision for Loan Losses	40,633	40,231	82,151	79,683
Non-interest Income	10,898	10,842	20,024	20,841
Non-interest Expense	31,584	32,410	73,736	65,579

Income before Income Taxes	19,947	18,663	28,439	34,945
Income Tax Expense	3,305	2,733	5,322	5,198

Net Income	16,642	15,930	23,117	29,747

Net Income Available to Common Shareholders	$16,642	$15,930	$23,117	$29,747

Basic Earnings per Share	$0.37	$0.42	$0.51	$0.78
Diluted Earnings per Share	$0.37	$0.41	$0.51	$0.77

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 3 – Securities
The fair value of securities is as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$9,915	$2	$(16)	$9,901
State and municipal	253,201	8,090	(1,126)	260,165
Federal agency collateralized mortgage obligations	229,166	2,878	(522)	231,522
Federal agency mortgage-backed pools	153,378	818	(673)	153,523
Corporate notes	17,608	700	—	18,308

Total available for sale investment securities	$663,268	$12,488	$(2,337)	$673,419

Held to maturity
State and municipal	$195,719	$6,196	$(220)	$201,695
Federal agency collateralized mortgage obligations	4,884	12	(19)	4,877
Federal agency mortgage-backed pools	13,165	167	(13)	13,319

Total held to maturity investment securities	$213,768	$6,375	$(252)	$219,891

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$16,815	$1	$(208)	$16,608
State and municipal	210,386	1,495	(2,578)	209,303
Federal agency collateralized mortgage obligations	187,563	625	(3,185)	185,003
Federal agency mortgage-backed pools	183,479	80	(4,823)	178,736
Corporate notes	10,666	107	(75)	10,698

Total available for sale investment securities	$608,909	$2,308	$(10,869)	$600,348

Held to maturity
State and municipal	$191,269	$1,773	$(3,366)	$189,676
Federal agency collateralized mortgage obligations	5,144	6	(120)	5,030
Federal agency mortgage-backed pools	13,699	74	(206)	13,567

Total held to maturity investment securities	$210,112	$1,853	$(3,692)	$208,273

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At June 30, 2019, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2019.
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$26,850	$26,836	$20,532	$20,448
One to five years	40,560	40,333	42,476	41,705
Five to ten years	88,574	92,128	107,839	107,107
After ten years	124,740	129,077	67,020	67,349

	280,724	288,374	237,867	236,609
Federal agency collateralized mortgage obligations	229,166	231,522	187,563	185,003
Federal agency mortgage-backed pools	153,378	153,523	183,479	178,736

Total available for sale investment securities	$663,268	$673,419	$608,909	$600,348

Held to maturity
Within one year	$2,481	$2,499	$70	$70
One to five years	56,121	57,124	48,732	49,324
Five to ten years	101,195	104,168	101,809	101,533
After ten years	35,922	37,904	40,658	38,749

	195,719	201,695	191,269	189,676
Federal agency collateralized mortgage obligations	4,884	4,877	5,144	5,030
Federal agency mortgage-backed pools	13,165	13,319	13,699	13,567

Total held to maturity investment securities	$213,768	$219,891	$210,112	$208,273

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

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$3,399	$(16)	$3,399	$(16)
State and municipal	72,943	(1,039)	16,097	(307)	89,040	(1,346)
Federal agency collateralized mortgage obligations	3,706	(1)	52,991	(540)	56,697	(541)
Federal agency mortgage-backed pools	1,671	(1)	78,972	(685)	80,643	(686)

Total temporarily impaired securities	$78,320	$(1,041)	$151,459	$(1,548)	$229,779	$(2,589)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$9,707	$(208)	$9,707	$(208)
State and municipal	75,163	(1,628)	106,335	(4,316)	181,498	(5,944)
Federal agency collateralized mortgage obligations	6,450	(25)	106,257	(3,280)	112,707	(3,305)
Federal agency mortgage-backed pools	5,739	(39)	175,865	(4,990)	181,604	(5,029)
Corporate notes	5,263	(75)	—	—	5,263	(75)

Total temporarily impaired securities	$92,615	$(1,767)	$398,164	$(12,794)	$490,779	$(14,561)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Sales of securities available for sale
Proceeds	$74,048	$—	$91,635	$9,836
Gross gains	99	—	158	37
Gross losses	(199)	—	(243)	(26)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 4
–
Loans

	June 30	December 31
	2019	2018
Commercial
Working capital and equipment	$917,533	$804,083
Real estate, including agriculture	1,017,138	834,037
Tax exempt	61,015	48,975
Other	66,937	34,495

Total	2,062,623	1,721,590
Real estate
1-4 family	806,390	659,754
Other	7,675	8,387

Total	814,065	668,141
Consumer
Auto	343,876	327,413
Recreation	16,257	13,975
Real estate/home improvement	44,988	39,587
Home equity	239,358	163,209
Unsecured	7,455	4,043
Other	2,618	1,254

Total	654,552	549,481
Mortgage warehouse	133,428	74,120

Total loans	3,664,668	3,013,332
Allowance for loan losses	(18,305)	(17,820)

Loans, net	$3,646,363	$2,995,512

Commercial
Commercial loans are primarily based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Commercial real estate lending typically involves larger loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets, the general economy, or fluctuations in interest rates. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type, and are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow, and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows the recorded investment of individual loan categories.

	June 30, 2019
	Loan Balance	Interest Due	Deferred Costs/(Fees)	Recorded Investment
Owner occupied real estate	$709,597	$1,253	$(1,584)	$709,266
Non-owner occupied real estate	783,092	1,464	(1,701)	782,855
Residential spec homes	14,862	36	(24)	14,874
Development & spec land	41,102	179	71	41,352
Commercial and industrial	518,880	4,806	(1,672)	522,014

Total commercial	2,067,533	7,738	(4,910)	2,070,361
Residential mortgage	798,813	2,521	(7,151)	794,183
Residential construction	22,403	57	—	22,460
Mortgage warehouse	133,428	480	—	133,908

Total real estate	954,644	3,058	(7,151)	950,551
Direct installment	46,468	156	808	47,432
Indirect installment	329,773	806	—	330,579
Home equity	275,396	1,505	2,107	279,008

Total consumer	651,637	2,467	2,915	657,019

Total loans	3,673,814	13,263	(9,146)	3,677,931
Allowance for loan losses	(18,305)	—	—	(18,305)

Net loans	$3,655,509	$13,263	$(9,146)	$3,659,626

	December 31, 2018
	Loan Balance	Interest Due	Deferred Costs/(Fees)	Recorded Investment
Owner occupied real estate	$561,463	$1,240	$(1,629)	$561,074
Non-owner occupied real estate	717,814	1,063	(1,839)	717,038
Residential spec homes	5,199	13	(2)	5,210
Development & spec land	46,547	131	(12)	46,666
Commercial and industrial	394,346	3,149	(297)	397,198

Total commercial	1,725,369	5,596	(3,779)	1,727,186
Residential mortgage	646,136	1,861	(2,025)	645,972
Residential construction	24,030	42	—	24,072
Mortgage warehouse	74,120	480	—	74,600

Total real estate	744,286	2,383	(2,025)	744,644
Direct installment	38,173	103	566	38,842
Indirect installment	314,177	738	—	314,915
Home equity	194,766	973	1,799	197,538

Total consumer	547,116	1,814	2,365	551,295

Total loans	3,016,771	9,793	(3,439)	3,023,125
Allowance for loan losses	(17,820)	—	—	(17,820)

Net loans	$2,998,951	$9,793	$(3,439)	$3,005,305

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 5 – Accounting for Certain Loans Acquired in a Transfer
The Company has acquired loans in acquisitions, whereby the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.
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
The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	June 30, 2019
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$217	$152	$—	$369	$—	$369
Summit	213	515	—	728	—	728
Peoples	249	40	—	289	—	289
Kosciusko	672	148	—	820	195	625
LaPorte	663	818	24	1,505	—	1,505
Lafayette	2,002	—	—	2,002	—	2,002
Wolverine	5,606	—	—	5,606	19	5,587
Salin	8,075	1,855	1,096	11,026	—	11,026

Total	$17,697	$3,528	$1,120	$22,345	$214	$22,131

	December 31, 2018
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$232	$175	$—	$407	$—	$407
Summit	323	555	—	878	—	878
Peoples	270	58	—	328	—	328
Kosciusko	746	155	—	901	—	901
LaPorte	753	947	27	1,727	60	1,667
Lafayette	3,080	—	—	3,080	—	3,080
Wolverine	7,841	—	—	7,841	—	7,841

Total	$13,245	$1,890	$27	$15,162	$60	$15,102

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Accretable yield, or income expected to be collected for the six months ended June 30, is as follows:

	Six Months Ended June 30, 2019
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$174	$—	$(16)	$—	$—	$158
Summit	42	—	(5)	—	(11)	26
Kosciusko	300	—	(33)	—	(1)	266
LaPorte	829	—	(59)	—	—	770
Lafayette	609	—	(67)	—	(180)	362
Wolverine	698	—	(212)	—	(120)	366
Salin	—	735	—	—	—	735

Total	$2,652	$735	$(392)	$—	$(312)	$2,683

	Six Months Ended June 30, 2018
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$452	$—	$(68)	$—	$(193)	$191
Summit	147	—	(34)	—	(6)	107
Kosciusko	386	—	(40)	—	—	346
LaPorte	980	—	(75)	—	(7)	898
Lafayette	933	—	(176)	—	(2)	755
Wolverine	2,267	—	(538)	—	(680)	1,049

Total	$5,165	$—	$(931)	$—	$(888)	$3,346

During the six months ended June 30, 2019 and 2018, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $154,000 and zero
, respectively.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$17,821	$16,474	$17,820	$16,394
Loans charged-off:
Commercial
Owner occupied real estate	336	—	337	13
Non-owner occupied real estate	—	—	64	—
Residential spec homes	3	—	3	—
Development & spec land	—	—	—	—
Commercial and industrial	—	—	12	—

Total commercial	339	—	416	13
Real estate
Residential mortgage	48	3	48	15
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	48	3	48	15
Consumer
Direct installment	37	49	65	104
Indirect installment	251	365	791	870
Home equity	39	—	55	131

Total consumer	327	414	911	1,105

Total loans charged-off	714	417	1,375	1,133
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	—	—	—	12
Non-owner occupied real estate	4	12	10	17
Residential spec homes	1	2	3	4
Development & spec land	—	—	—	—
Commercial and industrial	69	26	77	58

Total commercial	74	40	90	91
Real estate
Residential mortgage	7	5	34	11
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	7	5	34	11
Consumer
Direct installment	75	21	86	32
Indirect installment	182	132	383	271
Home equity	(36)	181	7	203

Total consumer	221	334	476	506

Total loan recoveries	302	379	600	608

Net loans charged-off	412	38	775	525

Provision charged to operating expense
Commercial	590	985	1,712	(306)
Real estate	211	(117)	104	(369)
Consumer	95	(233)	(556)	1,877

Total provision charged to operating expense	896	635	1,260	1,202

Balance at the end of the period	$18,305	$17,071	$18,305	$17,071

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
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	June 30, 2019
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$787	$—	$—	$—	$787
Collectively evaluated for impairment	11,094	1,732	1,040	3,652	17,518
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$11,881	$1,732	$1,040	$3,652	$18,305

Loans:
Individually evaluated for impairment	$8,641	$—	$—	$—	$8,641
Collectively evaluated for impairment	2,058,892	821,216	133,428	651,637	3,665,173
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$2,067,533	$821,216	$133,428	$651,637	$3,673,814

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

Note 7 –
Non-performing
Loans and Impaired Loans
The following table presents the
non-accrual,
loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	June 30, 2019
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$3,694	$63	$389	$139	$4,285
Non-owner occupied real estate	616	—	635	—	1,251
Residential spec homes	—	—	—	—	—
Development & spec land	140	—	—	—	140
Commercial and industrial	3,021	—	—	—	3,021

Total commercial	7,471	63	1,024	139	8,697
Real estate
Residential mortgage	4,219	77	416	1,732	6,444
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	4,219	77	416	1,732	6,444
Consumer
Direct installment	36	—	—	—	36
Indirect installment	1,129	156	—	—	1,285
Home equity	1,909	95	136	327	2,467

Total consumer	3,074	251	136	327	3,788

Total	$14,764	$391	$1,576	$2,198	$18,929

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

Included in the $14.8 million of
non-accrual
loans and the $1.6 million of
non-performing
TDRs at June 30, 2019 were $2.4 million and $640,000, respectively, of loans acquired for which accretable yield was recognized.
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
The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At June 30, 2019, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2019, the Company had $3.8 million in TDRs and $2.2 million were performing according to the restructured terms and no
TDRs were returned to accrual status during the first six months of 2019. There were $20,000 specific reserves allocated to TDRs at June 30, 2019 based on the discounted cash flows or when appropriate the fair value of the collateral.
The following table presents commercial loans individually evaluated for impairment by class of loan:

	June 30, 2019
				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$3,851	$3,851	$—	$5,987	$76	$6,005	$130
Non-owner occupied real estate	1,116	1,143	—	1,260	33	1,293	64
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	140	139	—	226	2	224	2
Commercial and industrial	1,797	1,778	—	2,073	15	2,078	22

Total commercial	6,904	6,911	—	9,546	126	9,600	218
With an allowance recorded
Commercial
Owner occupied real estate	371	371	3	372	10	365	10
Non-owner occupied real estate	135	135	40	135	—	135	—
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—	—
Commercial and industrial	1,224	1,224	744	1,252	25	1,258	25

Total commercial	1,730	1,730	787	1,759	35	1,758	35

Total	$8,634	$8,641	$787	$11,305	$161	$11,358	$253

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30, 2018
				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,765	$4,762	$—	$5,271	$59	$5,303	$96
Non-owner occupied real estate	1,344	1,360	—	1,591	5	1,559	10
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	72	70	—	71	—	73	—
Commercial and industrial	1,943	1,943	—	1,916	7	1,886	7

Total commercial	8,124	8,135	—	8,849	71	8,821	113
With an allowance recorded
Commercial
Owner occupied real estate	864	864	184	871	—	885	—
Non-owner occupied real estate	—	—	—	—	—	—	—
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—

Total commercial	864	864	184	871	—	885	—

Total	$8,988	$8,999	$184	$9,720	$71	$9,706	$113

The following table presents the payment status by class of loan:

	June 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$705,186	$265	$—	$63	$4,083	$4,411	$709,597
Non-owner occupied real estate	781,012	829	—	—	1,251	2,080	783,092
Residential spec homes	14,862	—	—	—	—	—	14,862
Development & spec land	40,509	453	—	—	140	593	41,102
Commercial and industrial	513,126	2,234	499	—	3,021	5,754	518,880

Total commercial	2,054,695	3,781	499	63	8,495	12,838	2,067,533
Real estate
Residential mortgage	791,704	2,272	125	77	4,635	7,109	798,813
Residential construction	22,403	—	—	—	—	—	22,403
Mortgage warehouse	133,428	—	—	—	—	—	133,428

Total real estate	947,535	2,272	125	77	4,635	7,109	954,644
Consumer
Direct installment	46,203	180	49	—	36	265	46,468
Indirect installment	326,970	1,268	250	156	1,129	2,803	329,773
Home equity	272,047	640	569	95	2,045	3,349	275,396

Total consumer	645,220	2,088	868	251	3,210	6,417	651,637

Total	$3,647,450	$8,141	$1,492	$391	$16,340	$26,364	$3,673,814

Percentage of total loans	99.28%	0.22%	0.04%	0.01%	0.44%	0.72%	100.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$556,516	$537	$997	$—	$3,413	$4,947	$561,463
Non-owner occupied real estate	716,574	175	19	—	1,046	1,240	717,814
Residential spec homes	4,707	492	—	—	—	492	5,199
Development & spec land	46,479	—	—	—	68	68	46,547
Commercial and industrial	390,828	515	736	208	2,059	3,518	394,346

Total commercial	1,715,104	1,719	1,752	208	6,586	10,265	1,725,369
Real estate
Residential mortgage	641,500	1,131	56	180	3,269	4,636	646,136
Residential construction	24,030	—	—	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	—	—	74,120

Total real estate	739,650	1,131	56	180	3,269	4,636	744,286
Consumer
Direct installment	38,027	93	18	—	35	146	38,173
Indirect installment	311,494	1,396	198	173	916	2,683	314,177
Home equity	192,162	761	37	7	1,799	2,604	194,766

Total consumer	541,794	2,250	253	180	2,750	5,433	547,116

Total	$2,996,548	$5,100	$2,061	$568	$12,605	$20,334	$3,016,771

Percentage of total loans	99.33%	0.17%	0.07%	0.02%	0.42%	0.67%	100.00%

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

•
The CCBO, or his designee, meets regularly with loan officers to discuss the status of past-due
loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

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
consecutive years of profits, a
five
-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities where there is no impediment to liquidation; loans to individuals backed by liquid personal assets and unblemished credit history; or loans to publicly held companies with current long-term debt ratings of Baa or better.

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

The following table presents loans by credit grades.

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$686,630	$5,711	$17,256	$—	$709,597
Non-owner occupied real estate	764,517	13,002	5,573	—	783,092
Residential spec homes	14,862	—	—	—	14,862
Development & spec land	37,847	97	3,158	—	41,102
Commercial and industrial	482,043	25,214	11,623	—	518,880

Total commercial	1,985,899	44,024	37,610	—	2,067,533
Real estate
Residential mortgage	792,446	—	6,367	—	798,813
Residential construction	22,403	—	—	—	22,403
Mortgage warehouse	133,428	—	—	—	133,428

Total real estate	948,277	—	6,367	—	954,644
Consumer
Direct installment	46,433	—	35	—	46,468
Indirect installment	328,488	—	1,285	—	329,773
Home equity	272,929	—	2,467	—	275,396

Total consumer	647,850	—	3,787	—	651,637

Total	$3,582,026	$44,024	$47,764	$—	$3,673,814

Percentage of total loans	97.50%	1.20%	1.30%	0.00%	100.00%

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$538,177	$6,618	$16,668	$—	$561,463
Non-owner occupied real estate	702,269	9,682	5,863	—	717,814
Residential spec homes	5,199	—	—	—	5,199
Development & spec land	46,382	97	68	—	46,547
Commercial and industrial	379,607	6,655	8,084	—	394,346

Total commercial	1,671,634	23,052	30,683	—	1,725,369
Real estate
Residential mortgage	641,309	—	4,827	—	646,136
Residential construction	24,030	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	74,120

Total real estate	739,459	—	4,827	—	744,286
Consumer
Direct installment	38,138	—	35	—	38,173
Indirect installment	313,088	—	1,089	—	314,177
Home equity	192,625	—	2,141	—	194,766

Total consumer	543,851	—	3,265	—	547,116

Total	$2,954,944	$23,052	$38,775	$—	$3,016,771

Percentage of total loans	97.95%	0.76%	1.29%	0.00%	100.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 8 – Leases
As of January 1, 2019, when the Company adopted ASU 2016-02 prospectively, the Company began recording operating leases as a right-of-use (“ROU”) asset in other assets and operating lease liability in other liabilities on the consolidated balance sheet. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of income.
When the Company adopted the guidance on January 1, 2019, it elected the optional alternative transition method permitted by ASU 2018-11 allowing for recognition of applicable leases as of January 1, 2019. Additionally, the Company elected the following accounting policies:
•	The practical expedient package that forgoes:
•	Reassessment of any expired or existing contracts for a lease
•	Reassessment of lease classification for expired or existing leases
•	Reassessment of initial direct costs for existing leases
•	The hindsight practical expedient to determine lease term and impairment of ROU assets
•	Other practical expedients regarding combination of lease and non-lease components and the exclusion of short-term leases
•	The Company did not elect to follow the practical expedients for land easements and the portfolio approach
Operating leases relate primarily to bank branches and office space with remaining average lease terms of seven years. The weighted average discount rate utilized to calculate the ROU asset and operating lease liability was approximately 2.57%, which represents the incremental borrowing rate. At inception, the Company recorded a ROU asset and operating lease liability of $3.4 million. At June 30, 2019, a ROU asset of $3.1 million is included in other assets and an operating lease liability of $3.3 million is included in other liabilities. Options to extend a lease were considered in the remaining lease term determination. The lease expense for operating leases was $149,000 for the three months ended June 30, 2019 and $297,000 for the six months ended June 30, 2019.
Future minimum operating lease payments under
non-cancellable
leases with initial or remaining lease terms at June 30, 2019 were as follows:

Year	Amount
2019	$240
2020	476
2021	476
2022	504
2023 and thereafter	1,609

Total lease payments	$3,305

Less: Interest	(175)

Present value of lease liabilities	$3,130

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
The following table shows repurchase agreements accounted for as secured borrowings:

	June 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$92,256	$—	$—	$—	$—	$—	$92,256
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$36,183	$—	$—	$—	$—	$—	$36,183
Federal agency mortgage-backed pools	68,684	—	—	—	—	—	68,684

Total	$104,867	$—	$—	$—	$—	$—	$104,867

Note 10 – Derivative Financial Instruments
Cash Flow Hedges –
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.81% on a notional amount of $30.5 million at June 30, 2019 and December 31, 2018. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at June 30, 2019 and December 31, 2018. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a rate of 2.81% on a notional amount of $50.0 million at June 30, 2019 and December 31, 2018.
Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2019, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2019, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $258.2 million at June 30, 2019 and $209.2 million at December 31, 2018.
Other Derivative Instruments
The Company enters into
non-hedging
derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2019, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	June 30, 2019		June 30, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$11,622	Loans	$—
Interest rate contracts	Other Assets	—	Other liabilities	16,389

Total derivatives desginated as hedging instruments		11,622		16,389

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	467	Other liabilities	—

Total derivatives not designated as hedging instruments		467		—

Total derivatives		$12,089		$16,389

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Loans	$42
Interest rate contracts	Other Assets	42	Other liabilities	1,760

Total derivatives desginated as hedging instruments		42		1,802

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	135	Other liabilities	—

Total derivatives not designated as hedging instruments		135		—

Total derivatives		$177		$1,802

The effect of the derivative instruments on the condensed consolidated statements of income for the three and six-month
periods ending June 30 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Derivatives in cash flow hedging relationship
Interest rate contracts	$(1,502)	$279	$(2,376)	$879

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$(7,529)	$2,768	$(11,580)	$574
Interest rate contracts	Interest income - loans	7,529	(2,768)	11,580	(574)

Total		$—	$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$75	$112	$332	$195

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$9,901	$—	$9,901	$—
State and municipal	260,165	—	260,165	—
Federal agency collateralized mortgage obligations	231,522	—	231,522	—
Federal agency mortgage-backed pools	153,523	—	153,523	—
Corporate notes	18,308	—	18,308	—

Total available for sale securities	673,419	—	673,419	—
Hedged loans	258,180	—	258,180	—
Forward sale commitments	467	—	467	—
Interest rate swap agreements	(16,389)	—	(16,389)	—
Commitments to originate loans	—	—	—	—

	December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$16,608	$—	$16,608	$—
State and municipal	209,303	—	209,303	—
Federal agency collateralized mortgage obligations	185,003	—	185,003	—
Federal agency mortgage-backed pools	178,736	—	178,736	—
Corporate notes	10,698	—	10,698	—

Total available for sale securities	600,348	—	600,348	—
Hedged loans	209,161	—	209,161	—
Forward sale commitments	135	—	135	—
Interest rate swap agreements	(1,801)	—	(1,801)	—
Commitments to originate loans	—	—	—	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

Non-interest Income	Three Months Ended		Six Months Ended
Total gains and losses from:	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Hedged loans	$(7,529)	$976	$(11,580)	$3,744
Fair value interest rate swap agreements	7,529	(976)	11,580	(3,744)
Derivative loan commitments	75	71	332	183

	$75	$71	$332	$183

Certain other assets are measured at fair value on a
non-recurring
basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Impaired loans	$7,847	$—	$—	$7,847
Mortgage servicing rights	13,652	—	—	13,652
December 31, 2018
Impaired loans	$5,661	$—	$—	$5,661
Mortgage servicing rights	12,349	—	—	12,349
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
Mortgage Servicing Rights (MSRs):
MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end
interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment increased by $11,000 during the first six months of 2019 and decreased by $24,000 during the first six months of 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring
Level 3 fair value measurements, other than goodwill.

	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$7,847	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%- 100% ( 9.1%)
Mortgage servicing rights	13,652	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	9.7%- 10.0% ( 9.8%), 9.6%- 19.3% ( 11.0%), 0.0%- 1.7% ( 0.7%)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$5,661	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%- 100% ( 15.5%)
Mortgage servicing rights	12,349	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.2%- 11.0% ( 10.3%), 9.1%- 21.9% ( 9.3%), 0.1%- 2.8% ( 0.6%)
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2019 and December 31, 2018. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance
sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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
FHLB Stock
— Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.
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

	June 30, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$94,686	$94,686	$—	$—
Interest-earning time deposits	8,090	—	8,107	—
Investment securities, held to maturity	213,768	—	219,891	—
Loans held for sale	3,185	—	—	3,185
Loans (excluding loan level hedges), net	3,388,183	—	—	3,247,837
Stock in FHLB	22,447	—	22,447	—
Interest receivable	19,015	—	19,015	—
Liabilities
Non-interest bearing deposits	$810,350	$810,350	$—	$—
Interest bearing deposits	3,120,425	—	3,068,227	—
Borrowings	436,233	—	433,258	—
Subordinated debentures	56,194	—	50,603	—
Interest payable	3,005	—	3,005	—

	December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$58,492	$58,492	$—	$—
Interest-earning time deposits	15,744	—	15,542	—
Investment securities, held to maturity	210,112	—	208,273	—
Loans held for sale	1,038	—	—	1,038
Loans (excluding loan level hedges), net	2,786,351	—	—	2,681,741
Stock in FHLB	18,073	—	18,073	—
Interest receivable	14,239	—	14,239	—
Liabilities
Non-interest bearing deposits	$642,129	$642,129	$—	$—
Interest bearing deposits	2,497,247	—	2,377,274	—
Borrowings	550,384	—	542,311	—
Subordinated debentures	37,837	—	35,711	—
Interest payable	2,031	—	2,031	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 13 – Accumulated Other Comprehensive Income

	June 30 2019	December 31 2018
Unrealized gain (loss) on securities available for sale	$10,151	$(8,561)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	(58)	10
Unrealized loss on derivative instruments	(4,767)	(1,760)
Tax effect	(1,119)	2,167

Total accumulated other comprehensive income (loss)	$4,207	$(8,144)

Note 14 – Regulatory Capital
Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These capital requirements implement changes arising from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Basel Committee on Banking Supervision’s capital framework (known as “Basel III”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company and Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet
items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company and Bank are subject to minimum regulatory capital requirements as defined and calculated in accordance with the Basel
III-based
regulations. As allowed under Basel III rules, the Company made the decision to opt-out
of including accumulated other comprehensive income in regulatory capital. The minimum regulatory capital requirements are set forth in the table below.
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of June 30, 2019 and December 31, 2018, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2019 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of June 30, 2019 and December 31, 2018 were as follows:

	Actual		Required for Capital 1 Adequacy Purposes		Required For Capital 1 Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt 1 Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total capital 1 (to risk-weighted assets)
Consolidated	$519,613	13.23%	$314,113	8.00%	$412,273	10.50%	N/A	N/A
Bank	480,366	12.23%	314,242	8.00%	412,443	10.50%	$392,802	10.00%
Tier 1 capital 1 (to risk-weighted assets)
Consolidated	501,272	12.77%	235,586	6.00%	333,747	8.50%	N/A	N/A
Bank	462,025	11.76%	235,681	6.00%	333,881	8.50%	314,241	8.00%
Common equity tier 1 capital 1 (to risk-weighted assets)
Consolidated	443,779	11.30%	176,689	4.50%	274,849	7.00%	N/A	N/A
Bank	462,025	11.76%	176,761	4.50%	274,961	7.00%	255,321	6.50%
Tier 1 capital 1 (to average assets)
Consolidated	501,272	10.33%	194,081	4.00%	194,081	4.00%	N/A	N/A
Bank	462,025	9.52%	194,081	4.00%	194,081	4.00%	242,602	5.00%
December 31, 2018
Total capital 1 (to risk-weighted assets)
Consolidated	$427,616	13.39%	$255,419	8.00%	$315,283	9.875%	N/A	N/A
Bank	396,755	12.43%	255,419	8.00%	315,283	9.875%	$319,274	10.00%
Tier 1 capital 1 (to risk-weighted assets)
Consolidated	409,760	12.83%	191,565	6.00%	251,429	7.875%	N/A	N/A
Bank	378,899	11.87%	191,565	6.00%	251,429	7.875%	255,420	8.00%
Common equity tier 1 capital 1 (to risk-weighted assets)
Consolidated	371,297	11.63%	143,673	4.50%	203,537	6.375%	N/A	N/A
Bank	378,899	11.87%	143,674	4.50%	203,537	6.375%	207,528	6.50%
Tier 1 capital 1 (to average assets)
Consolidated	409,760	10.12%	162,033	4.00%	162,033	4.000%	N/A	N/A
Bank	378,899	9.34%	162,327	4.00%	162,327	4.000%	202,908	5.00%

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

Note 15 – Future Accounting Matters
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No.
 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
The FASB has issued ASU No.
 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
. These amendments modify the disclosure requirements in Topic 820 as follows:
Removals
: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.
Modifications
: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.
Additions
: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
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
Measurement of Credit Losses on Financial Instruments
The FASB has issued ASU No.
 2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption will be permitted beginning after December 15, 2018. We expect a one-time
cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We are currently implementing third-party software that was purchased and are validating the data loaded into the solution. Our implementation team meets on a regular basis to oversee activities and monitor progress. The methodologies are in the process of being finalized so the magnitude of any such adjustment or the overall impact of the new standard on the financial condition or results of operations cannot yet be determined.
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
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018
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
For the Three and Six Months ended June 30, 2019 and 2018

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
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

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
Following is a summary of Horizon’s financial performance through the first six months of 2019:
•	Net income for the quarter ended June 30, 2019 was $16.6 million, or $0.37 diluted earnings per share, compared to $14.1 million, or $0.37 diluted earnings per share, for the quarter ended June 30, 2018. This represents the highest quarterly net income in the Company’s history

•	Core net income for the quarter ended June 30, 2019 increased 26.0% to $17.6 million, or $0.39 diluted earnings per share, compared to $14.0 million, or $0.37 diluted earnings per share, for the same period in 2018. This represents the highest quarter-to-date
core net income and core diluted earnings per share in the Company’s history. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core net income and a table reconciling core net income to its most closely related GAAP measures.)

•	Net income for the first six months of 2019 was $27.5 million, or $0.65 diluted earnings per share, compared to $26.9 million, or $0.70 diluted earnings per share for the first six months of 2018. This represents the highest year-to-date
net income as of June 30
th
in the Company’s history.

•	Core net income for the first six months of 2019 was $31.8 million, or $0.75 diluted earnings per share, compared to $26.9 million, or $0.70 diluted earnings per share, for the first six months of 2018. This represents the highest year-to-date
core net income and core diluted earnings per share as of June 30 th
in the Company’s history. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core net income and a table reconciling core net income to its most closely related GAAP measures.)

•	Net interest margin for the quarter ended June 30, 2019 was 3.73% compared to 3.62% and 3.78% for the quarters ended March 31, 2019 and June 30, 2018, respectively. The increase in net interest margin from the first quarter of 2019 reflects an increase in the yield of interest-earning assets as loans continue to reprice upwards and a decrease in interest-bearing liabilities from reducing short-term borrowings with the liquidity obtained from the Salin acquisition, along with a stabilization in deposit pricing.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

•	Core net interest margin for the quarter ended June 30, 2019 was 3.61% compared to 3.46% and 3.60% for the quarters ended March 31, 2019 and June 30, 2018, respectively. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core net interest margin and a table reconciling core net interest margin to its most closely related GAAP measures.)

•	Return on average assets was 1.32% for the second quarter of 2019 compared to 1.41% for the second quarter of 2018.

•	Core return on average assets for the second quarter of 2019 was 1.40% compared to 1.39% for the second quarter of 2018. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core return on average assets and a table reconciling core return on average assets to its most closely related GAAP measures.)

•	Horizon’s tangible book value per share increased to $9.91 at June 30, 2019 compared to $9.60 and $8.84 at March 31, 2019 and June 30, 2018, respectively. This represents the highest tangible book value per share in the Company’s history.

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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC
350-10
establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2019, Horizon had core deposit intangibles of $28.7 million subject to amortization and $151.1 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC
350-10
requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on June 28, 2019 was $16.34 per share compared to a book value of $13.90 per common share.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

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
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

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
Financial Condition
On June 30, 2019, Horizon’s total assets were $5.099 billion, an increase of approximately $852.0 million compared to December 31, 2018. The increase was primarily in net loans of $650.9 million, investment securities available for sale of $76.7 million, cash and due from banks of $36.2 million, goodwill of $31.2 million, other intangible assets of $18.3 million and premises and equipment of $17.1 million due to the acquisition of Salin Bancshares, Inc.
Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$9,915	$9,901	$16,815	$16,608
State and municipal	253,201	260,165	210,386	209,303
Federal agency collateralized mortgage obligations	229,166	231,522	187,563	185,003
Federal agency mortgage-backed pools	153,378	153,523	183,479	178,736
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	17,608	18,308	10,666	10,698

Total available for sale investment securities	$663,268	$673,419	$608,909	$600,348

Held to maturity
State and municipal	$195,719	$201,695	$191,269	$189,676
Federal agency collateralized mortgage obligations	4,884	4,877	5,144	5,030
Federal agency mortgage-backed pools	13,165	13,319	13,699	13,567

Total held to maturity investment securities	$213,768	$219,891	$210,112	$208,273

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

Investment securities available for sale increased $73.1 million since December 31, 2018 to $673.4 million as of June 30, 2019. This increase was primarily due to securities acquired through the acquisition of Salin which totaled approximately $54.3 million.
Total loans increased $653.5 million since December 31, 2018 to $3.668 billion as of June 30, 2019. This increase was primarily due to $568.9 million in loans through the acquisition of Salin. Total loans, excluding acquired loans, increased $84.6 million due to increases in consumer loans of $20.0 million, residential mortgage loans of $14.9 million, mortgage warehouse loans of $59.3 million and loans held for sale of $2.1 million, offset by a decrease in commercial loans of $11.8 million. During the first six months of 2019, the Bank originated approximately $206.0 million of commercial loans; however, only 54.4%, or $112.1 million, of these loan originations had been funded as of June 30, 2019. These originations were offset by commercial loan payoffs totaling approximately $157.8 million during the first six months of 2019, as there was an increase in clients moving projects that had reached stabilization into the long-term, fixed rate conduit financing market. The markets of Fort Wayne, Grand Rapids, Indianapolis and Kalamazoo contributed total loan growth of $99.7 million during the first six months of 2019. Management believes that this growth is due to our seasoned lending teams, who live and work within these expanding and robust communities.
Total deposits increased $791.4 million since December 31, 2018 to $3.931 billion as of June 30, 2019. This increase was primarily due to $741.4 million in deposits through the acquisition of Salin.
The Company decreased total borrowings from $550.4 million as of December 31, 2018 to $436.2 million as of June 30, 2019. At June 30, 2019, the Company had $307.3 million in short-term funds borrowed compared to $402.8 million at December 31, 2018. The decrease in borrowings was primarily due to liquidity received in the acquisition of Salin from the sale of the investment portfolio.
Stockholders’ equity totaled $626.5 million at June 30, 2019 compared to $492.0 million at December 31, 2018. The increase in stockholders’ equity during the period was due to the acquisition of Salin, generation of net income, net of dividends declared, and an increase in accumulated other comprehensive income. For the six months ended June 30, 2019, the ratio of average stockholders’ equity to average assets was 12.05% compared to 11.65% for the year ended December 31, 2018. Book value per common share at June 30, 2019 increased to $13.90 compared to $12.82 at December 31, 2018.
Results of Operations
Overview
Consolidated net income for the three-month period ended June 30, 2019 was $16.6 million compared to $14.1 million for the same period in 2018. Earnings per common share for the three months ended June 30, 2019 and 2018 were $0.37 basic and diluted. The increase in net income from the previous year reflects an increase in net interest income of $8.0 million and non-interest
income of $2.0 million, offset by increases in
non-interest
expense of $6.6 million, income tax expense of $515,000 and provision for loan losses of $261,000. Excluding merger expenses, gain (loss) on sale of investment securities and death benefit on bank owned life insurance (“core net income”), core net income for the second quarter of 2019 was $17.6 million, or $0.39 diluted earnings per share, compared to $14.0 million, or $0.37 diluted earnings per share, for the same period of 2018.
Consolidated net income for the
six-month
period ended June 30, 2019 was $27.5 million compared to $26.9 million for the same period in 2018. Earnings per common share for the six months ended June 30, 2019 were $0.65 basic and diluted, compared to $0.70 basic and diluted for the same six-month
period in the prior year. The increase in net income when comparing the first six months of 2019 to the prior year period reflects increases in net interest income of $8.8 million and non-interest
income of $2.4 million, offset by an increase in
non-interest
expense of $10.5 million. The decrease in basic and diluted earnings per common share is primarily due to the stock issued as part of the Salin acquisition during the first quarter of 2019. Core net income for the six-month
period ended June 30, 2019 was $31.8 million, or $0.75 diluted earnings per share, compared to $26.8 million, or $0.70 diluted earnings per share, for the same period of 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

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
Net interest income during the three months ended June 30, 2019 was $41.5 million, an increase of $8.0 million from the $33.5 million earned during the same period in 2018. Yields on the Company’s interest-earning assets increased by 24 basis points to 4.81% for the three months ended June 30, 2019 from 4.57% for the three months ended June 30, 2018. Interest income increased $13.1 million from $40.7 million for the three months ended June 30, 2018 to $53.8 million for the same period in 2019. This was due to an increase in average interest-earning assets through organic and acquisition-related growth. Interest income from acquisition-related purchase accounting adjustments was $1.3 million for the three months ending June 30, 2019 compared to $1.6 million for the same period of 2018.
Rates paid on interest-bearing liabilities increased by 40 basis points for the three-month period ended June 30, 2019 compared to the same period in 2018 due to increases in the cost of interest-bearing deposits and borrowings. Interest expense increased $5.1 million compared to the three-month period ended June 30, 2018 to $12.3 million for the same period in 2019. This increase was due to higher average balances of interest-bearing deposits and higher rates paid on these deposits. Average balances of interest-bearing deposits increased $715.0 million and were due to the acquisition of Salin during the first quarter of 2019. Average balances of borrowings decreased $91.3 million for the three-month period ended June 30, 2019 when compared to the same period in 2018 primarily from reducing short-term borrowings during the second quarter of 2019 with the liquidity obtained through the Salin acquisition. The cost of borrowings increased 32 basis points for the three-month period ended June 30, 2019 when compared to the same period in 2018.
The net interest margin decreased five basis points from 3.78% for the three-month period ended June 30, 2018 to 3.73% for the same period in 2019. The decrease in the margin for the three-month period ended June 30, 2019 compared to the same period in 2018 was due to an increase in the cost of interest-bearing liabilities, offset by an increase in the yield of interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments (“core net interest margin”), the margin would have been 3.61% for the three-month period ending June 30, 2019 compared to 3.60% for the same period in 2018. The increase in the core net interest margin for the second quarter of 2019 was due to the pay-down
of short-term borrowings with the liquidity obtained through the acquisition of Salin and an increase in the yield on earning assets from higher mortgage warehouse lending balances, loans continuing to reprice higher and the addition of acquired Salin loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$18,251	$120	2.64%	$3,367	$15	1.79%
Interest-earning deposits	18,516	83	1.80%	25,946	107	1.65%
Investment securities - taxable	480,036	3,070	2.57%	416,182	2,441	2.35%
Investment securities - non-taxable (1)	411,944	2,793	3.44%	307,219	1,870	3.15%
Loans receivable (2)(3)	3,637,927	47,784	5.29%	2,886,087	36,308	5.08%

Total interest-earning assets (1)	4,566,674	53,850	4.81%	3,638,801	40,741	4.57%
Non-interest-earning assets
Cash and due from banks	67,537			44,213
Allowance for loan losses	(18,036)			(16,617)
Other assets	431,190			351,154

Total average assets	$5,047,365			$4,017,551

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,118,821	$8,938	1.15%	$2,403,780	$3,920	0.65%
Borrowings	398,320	2,495	2.51%	489,608	2,679	2.19%
Subordinated debentures	53,572	888	6.65%	36,525	592	6.50%

Total interest-bearing liabilities	3,570,713	12,321	1.38%	2,929,913	7,191	0.98%
Non-interest-bearing liabilities
Demand deposits	818,872			605,188
Accrued interest payable and other liabilities	35,752			16,482
Stockholders’ equity	622,028			465,968

Total average liabilities and stockholders’ equity	$5,047,365			$4,017,551

Net interest income/spread		$41,529	3.43%		$33,550	3.59%

Net interest income as a percent of average interest-earning assets (1)			3.73%			3.78%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

(3)
Non-accruing
loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

Net interest income during the six months ended June 30, 2019 was $75.8 million, an increase of $8.8 million from the $67.0 million earned during the same period in 2018. Yields on the Company’s interest-earning assets increased by 24 basis points to 4.79% for the six months ending June 30, 2019 from 4.55% for the six months ended June 30, 2018. Interest income increased $19.1 million from $80.2 million for the six months ended June 30, 2018 to $99.2 million for the same period in 2019. This was due to an increase in average interest-earning assets through organic and acquisition-related growth, in addition to an increase in yield. Interest income from acquisition-related purchase accounting adjustments was $2.8 million for the six months ending June 30, 2019 compared to $3.7 million for the same period of 2018.
Rates paid on interest-bearing liabilities increased by 49 basis points for the six-month
period ended June 30, 2019 compared to the same period in 2018 due to increases in the cost of interest-bearing deposits and borrowings. Interest expense increased $10.2 million compared to the six-month
period ended June 30, 2018 to $23.4 million for the same period in 2019. This increase was due to higher average balances of interest-bearing deposits in addition to the higher rates paid on these deposits. Average balances of interest-bearing deposits increased $463.9 million and was due to the acquisition of Salin during the first quarter of 2019. Average balances of borrowings decreased $21.5 million for the six-month
period ended June 30, 2019 when compared to the same period in 2018 primarily from reducing short-term borrowings during the second quarter of 2019 with the liquidity obtained through the Salin acquisition. The cost of borrowings increased 45 basis points for the six-month
period ended June 30, 2019 when compared to the same period in 2018.
The net interest margin decreased 13 basis points from 3.81% for the six-month
period ended June 30, 2018 to 3.68% for the same period in 2019. The decrease in the margin for the six-month
period ended June 30, 2019 compared to the same period in 2018 was due to an increase in the cost of interest-bearing liabilities, offset by an increase in the yield of interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments (“core net interest margin”), the margin would have been 3.55% for the six-month
period ending June 30, 2019 compared to 3.61% for the same period in 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

The following are the average balance sheets for the six months ending (dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$13,072	$224	3.46%	$3,560	$29	1.64%
Interest-earning deposits	22,414	191	1.72%	24,749	197	1.61%
Investment securities - taxable	464,544	5,980	2.60%	409,669	4,767	2.35%
Investment securities - non-taxable (1)	402,883	5,421	3.43%	307,462	3,735	3.13%
Loans receivable (2)(3)	3,346,731	87,407	5.28%	2,855,236	71,439	5.05%

Total interest-earning assets (1)	4,249,644	99,223	4.79%	3,600,676	80,167	4.55%
Non-interest-earning assets
Cash and due from banks	56,160			43,984
Allowance for loan losses	(17,939)			(16,480)
Other assets	391,558			352,684

Total average assets	$4,679,423			$3,980,864

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,818,496	$15,814	1.13%	$2,354,578	$6,791	0.58%
Borrowings	487,266	6,116	2.53%	508,731	5,251	2.08%
Subordinated debentures	45,735	1,484	6.54%	37,695	1,164	6.23%

Total interest-bearing liabilities	3,351,497	23,414	1.41%	2,901,004	13,206	0.92%
Non-interest-bearing liabilities
Demand deposits	731,556			600,214
Accrued interest payable and other liabilities	32,508			16,490
Stockholders’ equity	563,862			463,156

Total average liabilities and stockholders’ equity	$4,679,423			$3,980,864

Net interest income/spread		$75,809	3.38%		$66,961	3.64%

Net interest income as a percent of average interest-earning assets (1)			3.68%			3.81%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

(3)
Non-accruing
loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended June 30, 2019, a provision of $896,000 was required to adequately fund the ALLL compared to $635,000 for the same period of 2018. Commercial loan net charge-offs during the three-month period ended June 30, 2019 were $265,000, residential mortgage loan net charge-offs were $41,000 and consumer loan net charge-offs were $106,000. The increase in the provision for loan losses in

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018

the second quarter of 2019 compared to the same period of 2018 was primarily due to a specific reserve placed on a single credit. The ALLL balance at June 30, 2019 was $18.3 million, or 0.50% of total loans. This compares to an ALLL balance of $17.8 million at December 31, 2018 or 0.59% of total loans.
For the
six-month
period ended June 30, 2019, the provision for loan losses totaled $1.3 million compared to $1.2 million in the same period of 2018. The increase in the provision for loan losses was primarily due to organic loan growth experienced from June 30, 2018 to June 30, 2019.
Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.68% as of June 30, 2019 compared to 0.72% as of December 31, 2018. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.14% as of June 30, 2019 compared to 0.98% as of December 31, 2018. The table below illustrates Horizon’s loan loss reserve ratio composition as of June 30, 2019.
Non-GAAP
Allowance for Loan and Lease Loss Detail
As of June 30, 2019
(Dollars in Thousands, Unaudited)

	Pre-discount Loan Balance	Allowance for Loan Losses (ALLL)	Loan Discount	ALLL + Loan Discount	Loans, net	ALLL/ Pre-discount Loan Balance	Loan Discount/ Pre-discount Loan Balance	ALLL+Loan Discount/ Pre-discount Loan Balance
Horizon Legacy	$2,677,923	$18,091	N/A	$18,091	$2,659,832	0.68%	0.00%	0.68%
Heartland	6,044	—	621	621	5,423	0.00%	10.27%	10.27%
Summit	17,194	—	1,003	1,003	16,191	0.00%	5.83%	5.83%
Peoples	75,918	—	1,732	1,732	74,186	0.00%	2.28%	2.28%
Kosciusko	34,056	195	567	762	33,294	0.57%	1.66%	2.24%
LaPorte	73,228	—	2,651	2,651	70,577	0.00%	3.62%	3.62%
CNB	3,701	—	94	94	3,607	0.00%	2.54%	2.54%
Lafayette	71,707	19	652	671	71,036	0.03%	0.91%	0.94%
Wolverine	161,066	—	2,120	2,120	158,946	0.00%	1.32%	1.32%
Salin	547,016	—	14,230	14,230	532,786	0.00%	2.60%	2.60%

Total	$3,667,853	$18,305	$23,670	$41,975	$3,625,878	0.50%	0.65%	1.14%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of June 30, 2019.
Non-performing
loans totaled $18.9 million as of June 30, 2019, up from $15.2 million as of December 31, 2018.
Non-performing
commercial loans increased by $1.8 million,
non-performing
real estate loans increased by $1.4 million and
non-performing
consumer loans increased by $523,000 at June 30, 2019 compared to December 31, 2018. The increase in non-performing
loans was primarily due to
non-performing
loans acquired from Salin.
Other Real Estate Owned (OREO) and repossessed assets totaled $3.9 million at June 30, 2019 compared to $2.1 million on December 31, 2018. The majority of this increase was due to other real estate owned properties acquired in the Salin transaction, including the closed branches, totaling $1.7 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018
Non-interest
Income
The following is a summary of changes in
non-interest
income for the three months ending June 30, 2019 and 2018 (table dollar amounts in thousands):

	Three Months Ended
	June 30 2019	June 30 2018	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$2,480	$1,907	$573	30.0%
Wire transfer fees	167	180	(13)	-7.2%
Interchange fees	2,160	1,555	605	38.9%
Fiduciary activities	2,063	1,818	245	13.5%
Gain on sale of investment securities	(100)	—	(100)	0.0%
Gain on sale of mortgage loans	2,078	1,896	182	9.6%
Mortgage servicing net of impairment	570	511	59	11.5%
Increase in cash surrender value of bank owned life insurance	555	442	113	25.6%
Death benefit on bank owned life insurance	367	154	213	138.3%
Other income	558	469	89	19.0%

Total non-interest income	$10,898	$8,932	$1,966	22.0%

Total
non-interest
income was $2.0 million higher during the second quarter of 2019 compared to the same period of 2018. Service charges on deposit accounts, interchange fees and fiduciary activities increased $573,000, $605,000 and $245,000, respectively, for the three-month period ended June 30, 2019 when compared to the same period of 2018 primarily due to the acquisition of Salin and organic growth. Residential mortgage loan activity during the second quarter of 2019 generated $2.1 million of income from the gain on sale of mortgage loans, up from $1.9 million for the same period in 2018 due to a higher volume of loans sold.
The following is a summary of changes in
non-interest
income for the six months ending June 30, 2019 and 2018 (table dollar amounts in thousands):

	Six Months Ended
	June 30 2019	June 30 2018	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$4,357	$3,795	$562	14.8%
Wire transfer fees	285	330	(45)	-13.6%
Interchange fees	3,521	2,883	638	22.1%
Fiduciary activities	4,152	3,743	409	10.9%
Gain on sale of investment securities	(85)	11	(96)	-872.7%
Gain on sale of mortgage loans	3,387	3,319	68	2.0%
Mortgage servicing net of impairment	1,176	860	316	36.7%
Increase in cash surrender value of bank owned life insurance	1,068	877	191	21.8%
Death benefit on bank owned life insurance	367	154	213	138.3%
Other income	1,382	1,278	104	8.1%

Total non-interest income	$19,610	$17,250	$2,360	13.7%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018
Total
non-interest
income was $2.4 million higher during the first six months of 2019 compared to the same period of 2018. Service charges on deposit accounts, interchange fees and fiduciary activities increased $562,000, $638,000 and $409,000, respectively, for the six-month
period ended June 30, 2019 when compared to the same period of 2018 primarily due to the acquisition of Salin and organic growth. Residential mortgage loan activity during the first six months of 2019 generated $3.4 million of income from the gain on sale of mortgage loans, up from $3.3 million for the same period in 2018 due to a higher volume of loans sold during the first six months of 2019.
Non-interest
Expense
The following is a summary of changes in
non-interest
expense for the three months ending June 30, 2019 and 2018 (table dollar amounts in thousands):

	Three Months Ended
	June 30			June 30
	2019			2018			Adjusted
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted	Amount Change	Percent Change
Non-interest Expense
Salaries and employee benefits	$16,951	$(482)	$16,469	$13,809	$—	$13,809	$2,660	19.3%
Net occupancy expenses	3,148	(75)	3,073	2,520	—	2,520	553	21.9%
Data processing	2,139	(68)	2,071	1,607	—	1,607	464	28.9%
Professional fees	598	(153)	445	376	—	376	69	18.4%
Outside services and consultants	1,655	(176)	1,479	1,267	—	1,267	212	16.7%
Loan expense	2,048	(2)	2,046	1,525	—	1,525	521	34.2%
FDIC deposit insurance	365	—	365	345	—	345	20	5.8%
Other losses	169	(69)	100	269	—	269	(169)	-62.8%
Other expenses	4,511	(507)	4,004	3,224	—	3,224	780	24.2%

Total non-interest expense	$31,584	$(1,532)	$30,052	$24,942	$—	$24,942	$5,110	20.5%

Annualized Non-interest Exp. to Avg. Assets	2.51%		2.39%	2.49%		2.49%

Total
non-interest
expense was $6.6 million higher during the second quarter of 2019 compared to the same period of 2018. Salaries and employee benefits, other expense, net occupancy expense, data processing and loan expense increased $3.1 million, $1.3 million, $628,000, $532,000 and $523,000, respectively. Excluding merger expenses, total non-interest
expense increased $5.1 million during the second quarter of 2019 when compared to the second quarter of 2018 primarily due to the Salin acquisition. Annualized non-interest
expense as a percentage of average assets were 2.51% and 2.49% for the three months ended June 30, 2019 and 2018, respectively. Annualized non-interest
expense, excluding merger expenses, as a percent of average assets declined to 2.39% for the three months ended June 30, 2019 compared to 2.49% for the three months ended June 30, 2018 as the Company has been able to leverage its expense base.
The following is a summary of changes in
non-interest
expense for the six months ending June 30, 2019 and 2018 (table dollar amounts in thousands):

	Six Months Ended
	June 30			June 30			Adjusted
	2019			2018			Amount Change	Percent Change
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted
Non-interest Expense
Salaries and employee benefits	$31,417	$(484)	$30,933	$28,182	$—	$28,182	$2,751	9.8%
Net occupancy expenses	5,920	(75)	5,845	5,486	—	5,486	359	6.5%
Data processing	4,105	(360)	3,745	3,303	—	3,303	442	13.4%
Professional fees	1,091	(392)	699	877	—	877	(178)	-20.3%
Outside services and consultants	5,185	(2,466)	2,719	2,531	—	2,531	188	7.4%
Loan expense	3,997	(2)	3,995	2,782	—	2,782	1,213	43.6%
FDIC deposit insurance	525	—	525	655	—	655	(130)	-19.8%
Other losses	273	(71)	202	415	—	415	(213)	-51.3%
Other expenses	8,809	(1,800)	7,009	6,548	—	6,548	461	7.0%

Total non-interest expense	$61,322	$(5,650)	$55,672	$50,779	$—	$50,779	$4,893	9.6%

Annualized Non-interest Exp. to Avg. Assets	2.64%		2.40%	2.57%		2.57%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018
Total
non-interest
expense was $10.5 million higher during the first six months of 2019 when compared to the first six months of 2018. Salaries and employee benefits, outside services and consultants expense, other expense, loan expense and data processing increased $3.2 million, $2.7 million, $2.3 million, $1.2 million and $802,000, respectively. Excluding merger expenses, total non-interest
expense increased $4.9 million during the first six months of 2019 when compared to the same period of 2018 primarily due to the Salin acquisition. Annualized non-interest
expense as a percentage of average assets were 2.64% and 2.57% for the first six months of 2019 and 2018, respectively. Annualized non-interest
expense, excluding merger expenses, as a percent of average assets declined to 2.40% for the first six months of 2019 compared to 2.57% for the same period in 2018 as the Company has been able to leverage its expense base.
Income Taxes
Income tax expense totaled $3.3 million for the second quarter of 2019, an increase of $515,000 when compared to the second quarter of 2018. The increase was primarily due to an increase in income before income tax of $3.0 million when compared to the second quarter of 2018.
Income tax expense totaled $5.4 million for the first six months of 2019, an increase of $68,000 when compared to the same period in 2018. The increase was due to an increase in income before income tax of $607,000 when compared to the first six months of 2018.
Liquidity
The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. During the six months ended June 30, 2019, cash and cash equivalents increased by approximately $28.5 million. At June 30, 2019, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $626.3 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $340.3 million at December 31, 2018 and $207.3 million at June 30, 2018. The Bank had approximately $653.7 million of unpledged investment securities at June 30, 2019 compared to $648.6 million at December 31, 2018 and $561.3 million at June 30, 2018.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2019. Stockholders’ equity totaled $626.5 million as of June 30, 2019, compared to $492.0 million as of December 31, 2018. For the six months ended June 30, 2019, the ratio of average stockholders’ equity to average assets was 12.05% compared to 11.65% for the twelve months ended December 31, 2018. The increase in stockholders’ equity during the period was the result of stock issued through the acquisition of Salin and the generation of net income, net of dividends declared.
Horizon declared common stock dividends in the amount of $0.22 per share during the first six months of 2019 and $0.20 per share for the same period of 2018. The dividend payout ratio (dividends as a percent of basic earnings per share) was 28.1% and 28.5% for the first six months of 2019 and 2018, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form
10-K
for 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018
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
Non-GAAP
Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2019	2019	2018	2019	2018
Non-GAAP Reconciliation of Net Interest Margin
Net interest income as reported	$41,529	$34,280	$33,550	$75,809	$66,961
Average interest-earning assets	4,566,674	3,929,296	3,638,801	4,249,644	3,600,676
Net interest income as a percentage of average interest-earning assets (“Net Interest Margin”)	3.73%	3.62%	3.78%	3.68%	3.81%
Acquisition-related purchase accounting adjustments (“PAUs”)	$(1,299)	$(1,510)	$(1,634)	$(2,809)	$(3,671)

Core net interest income	$40,230	$32,770	$31,916	$73,000	$63,290

Core net interest margin	3.61%	3.46%	3.60%	3.55%	3.61%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018
Non-GAAP
Reconciliation of Net Income and Diluted Earnings per Share
(Dollars in Thousands, Except per Share Data, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2019	2019	2018	2019	2018
Non-GAAP Reconciliation of Net Income
Net income as reported	$16,642	$10,816	$14,115	$27,458	$26,919
Merger expenses	1,532	4,118	—	5,650	—
Tax effect	(295)	(692)	—	(987)	—

Net income excluding merger expenses	17,879	14,242	14,115	32,121	26,919
Loss (gain) on sale of investment securities	100	(15)	—	85	(11)
Tax effect	(21)	3	—	(18)	2

Net income excluding gain on sale of investment securities	17,958	14,230	14,115	32,188	26,910
Death benefit on bank owned life insurance (“BOLI”)	(367)	—	(154)	(367)	(154)

Net income excluding death benefit on BOLI	17,591	14,230	13,961	31,821	26,756

Core Net Income	$17,591	$14,230	$13,961	$31,821	$26,756

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share (“EPS”) as reported	$0.37	$0.28	$0.37	$0.65	$0.70
Merger expenses	0.03	0.11	—	0.13	—
Tax effect	—	(0.02)	—	(0.02)	—

Diluted EPS excluding merger expenses	0.40	0.37	0.37	0.76	0.70
Loss (gain) on sale of investment securities	—	—	—	—	—
Tax effect	—	—	—	—	—

Diluted EPS excluding gain on sale of investment securities	0.40	0.37	0.37	0.76	0.70
Death benefit on BOLI	(0.01)	—	—	(0.01)	—

Diluted EPS excluding death benefit on BOLI	0.39	0.37	0.37	0.75	0.70

Core Diluted EPS	$0.39	$0.37	$0.37	$0.75	$0.70

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2019 and 2018
Non-GAAP
Reconciliation of Return on Average Assets and Return on Average Common Equity
(Dollars in Thousands, Unaudited)

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2019	2019	2018	2019	2018
Non-GAAP Reconciliation of Return on Average Assets
Average assets	$5,047,365	$4,307,189	$4,017,551	$4,679,423	$3,980,864
Return on average assets (“ROAA”) as reported	1.32%	1.02%	1.41%	1.18%	1.36%
Merger expenses	0.12%	0.39%	0.00%	0.24%	0.00%
Tax effect	-0.02%	-0.07%	0.00%	-0.04%	0.00%

ROAA excluding merger expenses	1.42%	1.34%	1.41%	1.38%	1.36%
Loss (gain) on sale of investment securities	0.01%	0.00%	0.00%	0.00%	0.00%
Tax effect	0.00%	0.00%	0.00%	0.00%	0.00%

ROAA excluding gain on sale of investment securities	1.43%	1.34%	1.41%	1.38%	1.36%
Death benefit on bank owned life insurance (“BOLI”)	-0.03%	0.00%	-0.02%	-0.02%	-0.01%

ROAA excluding death benefit on BOLI	1.40%	1.34%	1.39%	1.36%	1.35%

Core ROAA	1.40%	1.34%	1.39%	1.36%	1.35%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$622,028	$506,449	$465,968	$563,862	$463,156
Return on average common equity (“ROACE”) as reported	10.73%	8.66%	12.15%	9.82%	11.72%
Merger expenses	0.99%	3.30%	0.00%	2.02%	0.00%
Tax effect	-0.19%	-0.55%	0.00%	-0.35%	0.00%

ROACE excluding merger expenses	11.53%	11.41%	12.15%	11.49%	11.72%
Loss (gain) on sale of investment securities	0.06%	-0.01%	0.00%	0.03%	0.00%
Tax effect	-0.01%	0.00%	0.00%	-0.01%	0.00%

ROACE excluding gain on sale of investment securities	11.58%	11.40%	12.15%	11.51%	11.72%
Death benefit on bank owned life insurance (“BOLI”)	-0.24%	0.00%	-0.13%	-0.13%	-0.07%

ROACE excluding death benefit on BOLI	11.34%	11.40%	12.02%	11.38%	11.65%

Core ROACE	11.34%	11.40%	12.02%	11.38%	11.65%

Non-GAAP
Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	June 30	March 31	December 31	September 30	June 30
	2019	2019	2018	2018	2018
Total stockholders’ equity	$626,461	$609,468	$491,992	$477,594	$470,535
Less: Intangible assets	179,776	176,864	130,270	130,755	131,239

Total tangible stockholders’ equity	$446,685	$432,604	$361,722	$346,839	$339,296

Common shares outstanding	45,061,372	45,052,747	38,375,407	38,367,890	38,362,640
Tangible book value per common share	$9.91	$9.60	$9.43	$9.04	$8.84

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2018 Annual Report on Form
10-K
for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2018 Annual Report on Form
10-K.
ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2019, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule
13a-15(e)
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
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2019, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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

HORIZON BANCORP, INC.

Dated: August 8, 2019	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: August 8, 2019	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer