Form 10-Q
period 2019-09-30
HORIZON BANCORP INC /IN/
filed 2019-11-07
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
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
of the Exchange Act).

Yes
☐

No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,969,771 shares of Common Stock, no par value, at November
6
, 2019.

HORIZON BANCORP, INC.
FORM
10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30	December 31
	2019	2018
Assets
Cash and due from b a nks	$91,279	$58,492
Interest-earning time deposits	8,455	15,744
Investment securities, available for sale	767,230	600,348
Investment securities, held to maturity (fair value of $217,718 and $208,273)	210,306	210,112
Loans held for sale	1,060	1,038
Loans, net of allowance for loan losses of $17,956 and $17,820	3,648,669	2,995,512
Premises and equipment, net	92,800	74,331
Federal Home Loan Bank stock	22,447	18,073
Goodwill	151,238	119,880
Other intangible assets	27,658	10,390
Interest receivable	18,282	14,239
Cash value of life insurance	95,011	88,062
Other assets	52,279	40,467

Total assets	$5,186,714	$4,246,688

Liabilities
Deposits
Non-interest bearing	$756,707	$642,129
Interest bearing	3,159,250	2,497,247

Total deposits	3,915,957	3,139,376
Borrowings	516,591	550,384
Subordinated debentures	56,250	37,837
Interest payable	2,725	2,031
Other liabilities	52,480	25,068

Total liabilities	4,544,003	3,754,696

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 44,994,090 and 38,400,476 shares, Outstanding 44,969,021 and 38,375,407 shares	—	—
Additional paid-in capital	379,448	276,101
Retained earnings	256,617	224,035
Accumulated other comprehensive income (loss)	6,646	(8,144)

Total stockholders’ equity	642,711	491,992

Total liabilities and stockholders’ equity	$5,186,714	$4,246,688

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Interest Income
Loans receivable	$49,455	$37,522	$136,862	$108,961
Investment securities
Taxable	3,157	2,739	9,552	7,732
Tax exempt	3,099	2,010	8,520	5,745

Total interest income	55,711	42,271	154,934	122,438

Interest Expense
Deposits	9,109	5,023	24,923	11,814
Borrowed funds	2,275	2,876	8,391	8,127
Subordinated debentures	864	600	2,348	1,764

Total interest expense	12,248	8,499	35,662	21,705

Net Interest Income	43,463	33,772	119,272	100,733
Provision for loan losses	376	1,176	1,636	2,378

Net Interest Income after Provision for Loan Losses	43,087	32,596	117,636	98,355

Non-interest Income
Service charges on deposit accounts	2,836	2,009	7,193	5,804
Wire transfer fees	189	160	474	490
Interchange fees	2,138	1,410	5,659	4,293
Fiduciary activities	1,834	1,855	5,986	5,598
Gains (losses) on sale of investment securities (includes $0 and $(122) for the three months ended September 30, 2019 and 2018, respectively, and $(85) and $(111) for the nine months ended September 30, 2019 and nine months ended September 30, 2018 related to accumulated other comprehensive earnings reclassifications)	—	(122)	(85)	(111)
Gain on sale of mortgage loans	2,702	1,839	6,089	5,158
Mortgage servicing income net of impairment	444	563	1,620	1,423
Increase in cash value of bank owned life insurance	556	503	1,624	1,380
Death benefit on bank owned life insurance	213	—	580	154
Other income	602	469	1,984	1,747

Total non-interest income	11,514	8,686	31,124	25,936

Non-interest Expense
Salaries and employee benefits	16,948	14,343	48,365	42,525
Net occupancy expenses	3,131	2,495	9,051	7,981
Data processing	2,140	1,759	6,245	5,062
Professional fees	335	437	1,426	1,314
Outside services and consultants	1,552	1,204	6,737	3,735
Loan expense	2,198	1,722	6,195	4,504
FDIC insurance expense	(273)	396	252	1,051
Other losses	90	161	363	576
Other expense	3,939	3,103	12,748	9,651

Total non-interest expense	30,060	25,620	91,382	76,399

Income Before Income Taxes	24,541	15,662	57,378	47,892
Income tax expense (includes $0 and $(25) for the three months ended September 30, 2019 and 2018, respectively, and $(18) and $(23) for the nine months ended September 30, 2019 and nine months ended September 30, 2018 related to income tax expense (benefit) from reclassification items)	4,004	2,597	9,383	7,908

Net Income	$20,537	$13,065	$47,995	$39,984

Basic Earnings Per Share	$0.46	$0.34	$1.12	$1.04
Diluted Earnings Per Share	0.46	0.34	1.11	1.04

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net Income	$20,537	$13,065	$47,995	$39,984

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(864)	639	(3,871)	1,752
Income tax effect	182	(134)	813	(368)

Changes from derivative instruments	(682)	505	(3,058)	1,384

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	3,963	(3,712)	22,591	(12,655)
Amortization from transfer of securities from available for sale to held to maturity securities	(15)	(55)	(83)	(153)
Reclassification adjustment for securities (gains) losses realized in income	—	122	85	111
Income tax effect	(827)	764	(4,745)	2,667

Unrealized gains (losses) on securities	3,121	(2,881)	17,848	(10,030)

Other Comprehensive Income (Loss), Net of Tax	2,439	(2,376)	14,790	(8,646)

Comprehensive Income	$22,976	$10,689	$62,785	$31,338

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, July 1, 2018	$—	$—	$275,587	$205,535	$(10,587)	$470,535
Net income	—	—	—	13,065	—	13,065
Other comprehensive loss, net of tax	—	—	—	—	(2,376)	(2,376)
Amortization of unearned compensation	—	—	124	—	—	124
Exercise of stock options	—	—	49	—	—	49
Stock option expense	—	—	44	—	—	44
Cash dividends on common stock ($0.10 per share)	—	—	—	(3,847)	—	(3,847)

Balances, September 30, 2018	$—	$—	$275,804	$214,753	$(12,963)	$477,594

Balances, July 1, 2019	$—	$—	$380,735	$241,519	$4,207	$626,461
Net income	—	—	—	20,537	—	20,537
Other comprehensive income, net of tax	—	—	—	—	2,439	2,439
Amortization of unearned compensation	—	—	202	—	—	202
Exercise of stock options	—	—	7	—	—	7
Stock option expense	—	—	50	—	—	50
Stock issued stock plans	—	—	49	—	—	49
Repurchase of outstanding stock	—	—	(1,595)	—	—	(1,595)
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,439)	—	(5,439)

Balances, September 30, 2019	$—	$—	$379,448	$256,617	$6,646	$642,711

	Nine Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2018	$—	$—	$275,059	$185,570	$(3,551)	$457,078
Net income	—	—	—	39,984	—	39,984
Other comprehensive loss, net of tax	—	—	—	—	(8,646)	(8,646)
Amortization of unearned compensation	—	—	45	—	—	45
Exercise of stock options	—	—	493	—	—	493
Stock option expense	—	—	207	—	—	207
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	—	766	(766)	—
Cash dividends on common stock ($0.30 per share) (Restated - See Note 1)	—	—	—	(11,567)	—	(11,567)

Balances, September 30, 2018	$—	$—	$275,804	$214,753	$(12,963)	$477,594

Balances, January 1, 2019	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	47,995	—	47,995
Other comprehensive income, net of tax	—	—	—	—	14,790	14,790
Amortization of unearned compensation	—	—	503	—	—	503
Exercise of stock options	—	—	162	—	—	162
Stock option expense	—	—	165	—	—	165
Stock issued stock plans	—	—	1,390	—	—	1,390
Stock issued in Salin acquisition	—	—	102,722	—	—	102,722
Repurchase of outstanding stock	—	—	(1,595)	—	—	(1,595)
Cash dividends on common stock ($0.34 per share)	—	—	—	(15,413)	—	(15,413)

Balances, September 30, 2019	$—	$—	$379,448	$256,617	$6,646	$642,711

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2019	2018
Operating Activities
Net income	$47,995	$39,984
Items not requiring (providing) cash
Provision for loan losses	1,636	2,378
Depreciation and amortization	7,064	5,045
Share based compensation	165	207
Mortgage servicing rights, net impairment	59	26
Premium amortization on securities, net	4,119	4,436
Loss on sale of investment securities	85	111
Gain on sale of mortgage loans	(6,089)	(5,158)
Proceeds from sales of loans	192,163	157,353
Loans originated for sale	(186,096)	(146,088)
Change in cash value life insurance	(1,624)	(1,380)
Death benefit on bank owned life insurance	580	154
Gain on sale of other real estate owned	(115)	(167)
Net change in:
Interest receivable	(1,555)	2,245
Interest payable	(132)	802
Other assets	95,457	(4,858)
Other liabilities	11,413	9,549

Net cash provided by operating activities	165,125	64,639

Investing Activities
Purchases of securities available for sale	(301,426)	(130,207)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	200,067	79,188
Purchases of securities held to maturity	—	(28,374)
Proceeds from maturities of securities held to maturity	6,990	6,109
Net change in interest-earning time deposits	7,289	(530)
Change in FHLB stock	(803)	32
Net change in loans	(87,905)	(137,864)
Proceeds on the sale of OREO and repossessed assets	2,935	3,298
Change in premises and equipment, net	(3,760)	(3,292)
Purchases of bank owned life insurance	—	(10,450)
Repurchase of outstanding stock	(1,595)	—
Net cash received in acquisition, Salin	128,745	—

Net cash used in investing activities	(49,463)	(222,090)

Financing Activities
Net change in:
Deposits	35,237	247,551
Borrowings	(104,251)	(86,300)
Proceeds from issuance of stock	1,552	493
Dividends paid on common stock	(15,413)	(11,567)

Net cash provided by (used in) financing activities	(82,875)	150,177

Net Change in Cash and Cash Equivalents	32,787	(7,274)
Cash and Cash Equivalents, Beginning of Period	58,492	59,980

Cash and Cash Equivalents, End of Period	$91,279	$52,706

Additional Supplemental Information
Interest paid	$34,968	$20,903
Income taxes paid	1,319	6,661
Transfer of loans to other real estate and repossessed assets	2,030	2,398
Transfer of premises to other real estate	1,705	—
Right-of-use assets exchanged for lease obligations	3,411	—

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 1
-
 Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2019 and September 30, 2018 are not necessarily indicative of the operating results for the full year of 2019 or 2018. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of September 30, 2019, Horizon had repurchased a total of 99,407 shares at an average price per share of $16.04.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Basic earnings per share
Net income	$20,537	$13,065	$47,995	$39,984
Weighted average common shares outstanding (1)	45,038,021	38,365,379	42,995,082	38,340,012
Basic earnings per share	$0.46	$0.34	$1.12	$1.04

Diluted earnings per share
Net income available to common shareholders	$20,537	$13,065	$47,995	$39,984
Weighted average common shares outstanding (1)	45,038,021	38,365,379	42,995,082	38,340,012
Effect of dilutive securities:
Restricted stock	—	47,603	—	43,926
Stock options	75,709	121,988	75,013	119,465

Weighted average common shares outstanding	45,113,730	38,534,970	43,070,095	38,503,403
	$0.46	$0.34	$1.11	$1.04

(1)	Adjusted for 3:2 stock s split on June 15, 2018
There were 340,540 shares for the three
and nine
months ended September 30, 2019, which were not included in the computation of diluted earnings per share because they were non-dilutive.
There were
zero
shares for the
three and
nine months ended September 30, 2018, which were not included in the computation of diluted earnings per share because they were non-dilutive.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Acquisitions
Salin Bancshares, Inc.
On March 26, 2019, Horizon completed the acquisition of Salin Bancshares, Inc. (“Salin”), an Indiana corporation, and Horizon Bank’s acquisition of Salin Bank and Trust Company (“Salin Bank”), an Indiana commercial bank and wholly-owned subsidiary of Salin, through mergers effective March 26, 2019. Under the terms of the Merger Agreement, shareholders of Salin received 23,907.5 shares of Horizon common stock and $87,417.17 in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. The Salin shareholders received cash in lieu of fractional shares. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger the transaction has an implied valuation of approximately

$
126.7
 million. The Company incurred approximately $
5.6
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
As a result of updated
final
valuation estimates, acquired premises and equipment
in
creased approximately $799,000, goodwill increased approximately $127,000, other assets de
creased approximately $932,000
and
total deposits decreased approximately $6,000 compared to
amounts
reported
at June 30, 2019
.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Assets
Cash and due from banks	$152,745
Investment securities, available for sale	54,319
Loans
Commercial	352,798
Residential mortgage	131,008
Consumer	85,112

Total loans	568,918
Premises and equipment, net	20,425
FRB and FHLB stock	3,571
Goodwill	31,358
Core deposit intangible	19,818
Interest receivable	2,488
Other assets	112,880

Total assets purchased	$966,522

Common shares issued	$102,722
Cash paid	24,000

Total purchase price	$126,722

Liabilities
Deposits
Non-interest bearing	$188,744
NOW accounts	207,567
Savings and money market	274,504
Certificates of deposit	70,529

Total deposits	741,344
Borrowings	70,495
Subordinated debentures	18,376
Interest payable	826
Other liabilities	8,759

Total liabilities assumed	$839,800

Of the total purchase price of $126.7 million, $19.8 million has been allocated to core deposit intangible. Additionally, $31.2 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible is being amortized over 10 years on a straight line basis.
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
The results of operations of Salin have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro-forma results for the three and nine months ended September 30, 2019 and 2018 as if the Salin acquisition had occurred as of the beginning of the comparable prior reporting periods.

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30
	2019	2018	2019	2018
Summary of Operations:
Net Interest Income	$43,463	$41,673	$127,174	$123,358
Provision for Loan Losses	376	1,176	1,936	3,178

Net Interest Income after Provision for Loan Losses	43,087	40,497	125,238	120,180
Non-interest Income	11,514	10,600	31,538	31,441
Non-interest Expense	30,060	32,978	103,796	98,557

Income before Income Taxes	24,541	18,119	52,980	53,064
Income Tax Expense	4,004	2,540	9,326	7,738

Net Income	20,537	15,579	43,654	45,326

Net Income Available to Common Shareholders	$20,537	$15,579	$43,654	$45,326

Basic Earnings per Share	$0.46	$0.41	$0.97	$1.18
Diluted Earnings per Share	$0.46	$0.40	$0.97	$1.18
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Securities
The fair value of securities is as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$9,915	$2	$(8)	$9,909
State and municipal	337,336	11,374	(1,609)	347,101
Federal agency collateralized mortgage obligations	243,366	3,141	(424)	246,083
Federal agency mortgage-backed pools	144,880	1,125	(408)	145,597
Corporate notes	17,618	922	—	18,540

Total available for sale investment securities	$753,115	$16,564	$(2,449)	$767,230

Held to maturity
State and municipal	$192,736	$7,335	$(99)	$199,972
Federal agency collateralized mortgage obligations	4,714	11	(9)	4,716
Federal agency mortgage-backed pools	12,856	200	(26)	13,030

Total held to maturity investment securities	$210,306	$7,546	$(134)	$217,718

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$16,815	$1	$(208)	$16,608
State and municipal	210,386	1,495	(2,578)	209,303
Federal agency collateralized mortgage obligations	187,563	625	(3,185)	185,003
Federal agency mortgage-backed pools	183,479	80	(4,823)	178,736
Corporate notes	10,666	107	(75)	10,698

Total available for sale investment securities	$608,909	$2,308	$(10,869)	$600,348

Held to maturity
State and municipal	$191,269	$1,773	$(3,366)	$189,676
Federal agency collateralized mortgage obligations	5,144	6	(120)	5,030
Federal agency mortgage-backed pools	13,699	74	(206)	13,567

Total held to maturity investment securities	$210,112	$1,853	$(3,692)	$208,273

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At September 30, 2019, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2019.
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$40,283	$40,168	$20,532	$20,448
One to five years	41,593	41,671	42,476	41,705
Five to ten years	102,753	107,719	107,839	107,107
After ten years	180,240	185,992	67,020	67,349

	364,869	375,550	237,867	236,609
Federal agency collateralized mortgage obligations	243,366	246,083	187,563	185,003
Federal agency mortgage-backed pools	144,880	145,597	183,479	178,736

Total available for sale investment securities	$753,115	$767,230	$608,909	$600,348

Held to maturity
Within one year	$6,413	$6,479	$70	$70
One to five years	54,558	55,545	48,732	49,324
Five to ten years	98,134	101,776	101,809	101,533
After ten years	33,631	36,172	40,658	38,749

	192,736	199,972	191,269	189,676
Federal agency collateralized mortgage obligations	4,714	4,716	5,144	5,030
Federal agency mortgage-backed pools	12,856	13,030	13,699	13,567

Total held to maturity investment securities	$210,306	$217,718	$210,112	$208,273

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$4,407	$(8)	$—	$—	$4,407	$(8)
State and municipal	109,512	(1,531)	9,681	(177)	119,193	(1,708)
Federal agency collateralized mortgage obligations	42,097	(150)	24,652	(283)	66,749	(433)
Federal agency mortgage-backed pools	25,463	(77)	41,511	(357)	66,974	(434)

Total temporarily impaired securities	$181,479	$(1,766)	$75,844	$(817)	$257,323	$(2,583)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$9,707	$(208)	$9,707	$(208)
State and municipal	75,163	(1,628)	106,335	(4,316)	181,498	(5,944)
Federal agency collateralized mortgage obligations	6,450	(25)	106,257	(3,280)	112,707	(3,305)
Federal agency mortgage-backed pools	5,739	(39)	175,865	(4,990)	181,604	(5,029)
Corporate notes	5,263	(75)	—	—	5,263	(75)

Total temporarily impaired securities	$92,615	$(1,767)	$398,164	$(12,794)	$490,779	$(14,561)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Sales of securities available for sale
Proceeds	$—	$7,485	$91,635	$17,321
Gross gains	—	—	158	37
Gross losses	—	(122)	(243)	(148)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4
–
Loans

	September 30	December 31
	2019	2018
Commercial
Working capital and equipment	$915,449	$804,083
Real estate, including agriculture	1,005,124	834,037
Tax exempt	59,620	48,975
Other	65,972	34,495

Total	2,046,165	1,721,590
Real estate
1-4 family	788,574	659,754
Other	7,923	8,387

Total	796,497	668,141
Consumer
Auto	358,792	327,413
Recreation	16,396	13,975
Real estate/home improvement	44,105	39,587
Home equity	239,041	163,209
Unsecured	6,986	4,043
Other	3,012	1,254

Total	668,332	549,481
Mortgage warehouse	155,631	74,120

Total loans	3,666,625	3,013,332
Allowance for loan losses	(17,956)	(17,820)

Loans, net	$3,648,669	$2,995,512

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows the recorded investment of individual loan categories.

	September 30, 2019
	Loan Balance	Interest Due	Deferred Costs/(Fees)	Recorded Investment
Owner occupied real estate	$723,218	$1,735	$(1,351)	$723,602
Non-owner occupied real estate	766,574	1,336	(390)	767,520
Residential spec homes	10,813	20	(33)	10,800
Development & spec land	37,115	104	(15)	37,204
Commercial and industrial	510,315	4,333	(81)	514,567

Total commercial	2,048,035	7,528	(1,870)	2,053,693
Residential mortgage	773,444	2,377	12	775,833
Residential construction	23,041	50	—	23,091
Mortgage warehouse	155,631	194	—	155,825

Total real estate	952,116	2,621	12	954,749
Direct installment	42,048	137	678	42,863
Indirect installment	344,567	789	—	345,356
Home equity	278,577	1,407	2,462	282,446

Total consumer	665,192	2,333	3,140	670,665

Total loans	3,665,343	12,482	1,282	3,679,107
Allowance for loan losses	(17,956)	—	—	(17,956)

Net loans	$3,647,387	$12,482	$1,282	$3,661,151

	December 31, 2018
	Loan Balance	Interest Due	Deferred Costs/(Fees)	Recorded Investment
Owner occupied real estate	$563,929	$1,273	$(1,368)	$563,834
Non-owner occupied real estate	714,136	1,069	(477)	714,728
Residential spec homes	5,195	13	—	5,208
Development & spec land	46,523	131	(15)	46,639
Commercial and industrial	393,752	3,110	(85)	396,777

Total commercial	1,723,535	5,596	(1,945)	1,727,186
Residential mortgage	644,094	1,861	17	645,972
Residential construction	24,030	42	—	24,072
Mortgage warehouse	74,120	132	—	74,252

Total real estate	742,244	2,035	17	744,296
Direct installment	34,233	103	593	34,929
Indirect installment	314,177	738	—	314,915
Home equity	198,364	973	2,114	201,451

Total consumer	546,774	1,814	2,707	551,295

Total loans	3,012,553	9,445	779	3,022,777
Allowance for loan losses	(17,820)	—	—	(17,820)

Net loans	$2,994,733	$9,445	$779	$3,004,957

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
The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	September 30, 2019
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$205	$143	$—	$348	$—	$348
Summit	203	494	—	697	—	697
Peoples	240	38	—	278	—	278
Kosciusko	649	140	—	789	—	789
LaPorte	378	805	22	1,205	10	1,195
Lafayette	1,903	—	—	1,903	—	1,903
Wolverine	2,347	—	—	2,347	—	2,347
Salin	11,965	1,911	983	14,859	—	14,859

Total	$17,890	$3,531	$1,005	$22,426	$10	$22,416

	December 31, 2018
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$232	$175	$—	$407	$—	$407
Summit	323	555	—	878	—	878
Peoples	270	58	—	328	—	328
Kosciusko	746	155	—	901	—	901
LaPorte	753	947	27	1,727	60	1,667
Lafayette	3,080	—	—	3,080	—	3,080
Wolverine	7,841	—	—	7,841	—	7,841

Total	$13,245	$1,890	$27	$15,162	$60	$15,102

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Accretable yield, or income expected to be collected for the nine months ended September 30, is as follows:

	Nine Months Ended September 30, 2019
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$174	$—	$(24)	$—	$—	$150
Summit	42	—	(7)	—	(11)	24
Kosciusko	300	—	(49)	—	(2)	249
LaPorte	829	—	(85)	—	4	748
Lafayette	609	—	(97)	—	(193)	319
Wolverine	698	—	(243)	—	(306)	149
Salin	—	2,002	(375)	—	(30)	1,597

Total	$2,652	$2,002	$(880)	$—	$(538)	$3,236

	Nine Months Ended September 30, 2018
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$452	$—	$(68)	$—	$(193)	$191
Summit	147	—	(34)	—	(6)	107
Kosciusko	386	—	(40)	—	—	346
LaPorte	980	—	(75)	—	(7)	898
Lafayette	933	—	(176)	—	(2)	755
Wolverine	2,267	—	(538)	—	(680)	1,049

Total	$5,165	$—	$(931)	$—	$(888)	$3,346

During the nine months ended September 30, 2019 and 2018, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $10,000 and $121,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of the period	$18,305	$17,071	$17,820	$16,394
Loans charged-off:
Commercial
Owner occupied real estate	9	97	346	110
Non-owner occupied real estate	—	—	64	—
Residential spec homes	—	—	3	—
Development & spec land	—	—	—	—
Commercial and industrial	215	109	227	109

Total commercial	224	206	640	219
Real estate
Residential mortgage	—	2	48	17
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	—	2	48	17
Consumer
Direct installment	69	20	134	124
Indirect installment	601	432	1,392	1,302
Home equity	88	11	143	142

Total consumer	758	463	1,669	1,568

Total loans charged-off	982	671	2,357	1,804
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	9	7	9	19
Non-owner occupied real estate	5	5	15	22
Residential spec homes	2	2	5	6
Development & spec land	—	—	—	—
Commercial and industrial	16	13	93	71

Total commercial	32	27	122	118
Real estate
Residential mortgage	7	4	41	15
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—

Total real estate	7	4	41	15
Consumer
Direct installment	24	10	47	42
Indirect installment	129	107	512	378
Home equity	65	74	135	277

Total consumer	218	191	694	697

Total loan recoveries	257	222	857	830

Net loans charged-off	725	449	1,500	974

Provision charged to operating expense
Commercial	393	1,895	2,105	1,589
Real estate	(289)	(243)	(185)	(612)
Consumer	272	(476)	(284)	1,401

Total provision charged to operating expense	376	1,176	1,636	2,378

Balance at the end of the period	$17,956	$17,798	$17,956	$17,798

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
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	September 30, 2019
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$906	$—	$—	$—	$906
Collectively evaluated for impairment	11,176	1,449	1,041	3,384	17,050
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$12,082	$1,449	$1,041	$3,384	$17,956

Loans:
Individually evaluated for impairment	$8,194	$—	$—	$—	$8,194
Collectively evaluated for impairment	2,039,841	796,485	155,631	665,192	3,657,149
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$2,048,035	$796,485	$155,631	$665,192	$3,665,343

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2018
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,035	$—	$—	$—	$1,035
Collectively evaluated for impairment	9,460	1,676	1,006	4,643	16,785
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$10,495	$1,676	$1,006	$4,643	$17,820

Loans:
Individually evaluated for impairment	$6,695	$—	$—	$—	$6,695
Collectively evaluated for impairment	1,716,840	668,124	74,120	546,774	3,005,858
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,723,535	$668,124	$74,120	$546,774	$3,012,553

Note 7 –
Non-performing
Loans and Impaired Loans
The following table presents the
non-accrual,
loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	September 30, 2019
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$3,320	$—	$629	$139	$4,088
Non-owner occupied real estate	168	—	385	—	553
Residential spec homes	—	—	—	—	—
Development & spec land	140	—	—	—	140
Commercial and industrial	1,989	—	—	1,423	3,412

Total commercial	5,617	—	1,014	1,562	8,193
Real estate
Residential mortgage	5,031	1	573	1,607	7,212
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	5,031	1	573	1,607	7,212
Consumer
Direct installment	77	—	—	—	77
Indirect installment	1,121	33	—	—	1,154
Home equity	1,977	—	220	322	2,519

Total consumer	3,175	33	220	322	3,750

Total	$13,823	$34	$1,807	$3,491	$19,155

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

Included in the $13.8 million of
non-accrual
loans and the $1.8 million of
non-performing
TDRs at September 30, 2019 were $2.6 million and $735,000, respectively, of loans acquired for which accretable yield was recognized.
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
The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At September 30, 2019, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six
consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2019, the Company had $5.3 million in TDRs and $3.5 million were performing according to the restructured terms and no
TDRs were returned to accrual status during the first nine months of 2019. There were $135,000 specific reserves allocated to TDRs at September 30, 2019 based on the discounted cash flows or when appropriate the fair value of the collateral.
The following table presents commercial loans individually evaluated for impairment by class of loan:

	September 30, 2019
				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$3,718	$3,719	$—	$5,854	$83	$5,895	$259
Non-owner occupied real estate	427	427	—	459	8	504	15
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	140	140	—	225	1	224	3
Commercial and industrial	1,876	1,879	—	2,419	71	2,429	83

Total commercial	6,161	6,165	—	8,957	163	9,052	360
With an allowance recorded
Commercial
Owner occupied real estate	370	370	3	371	4	367	14
Non-owner occupied real estate	126	126	35	130	—	133	—
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—	—
Commercial and industrial	1,537	1,537	868	1,563	30	1,589	51

Total commercial	2,033	2,033	906	2,064	34	2,089	65

Total	$8,194	$8,198	$906	$11,021	$197	$11,141	$425

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30, 2018
				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$4,496	$4,490	$—	$5,014	$(25)	$5,077	$71
Non-owner occupied real estate	841	857	—	936	(5)	1,119	5
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	71	69	—	69	—	72	—
Commercial and industrial	1,165	1,160	—	1,418	5	1,241	12

Total commercial	6,573	6,576	—	7,437	(25)	7,509	88
With an allowance recorded
Commercial
Owner occupied real estate	845	845	145	852	—	874	—
Non-owner occupied real estate	187	187	30	189	4	178	4
Residential spec homes	—	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—	—
Commercial and industrial	750	750	749	750	4	750	4

Total commercial	1,782	1,782	924	1,791	8	1,802	8

Total	$8,355	$8,358	$924	$9,228	$(17)	$9,311	$96

The following table presents the payment status by class of loan:

	September 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$718,761	$508	$—	$—	$3,949	$4,457	$723,218
Non-owner occupied real estate	764,987	778	256	—	553	1,587	766,574
Residential spec homes	10,813	—	—	—	—	—	10,813
Development & spec land	36,055	920	—	—	140	1,060	37,115
Commercial and industrial	506,893	767	666	—	1,989	3,422	510,315

Total commercial	2,037,509	2,973	922	—	6,631	10,526	2,048,035
Real estate
Residential mortgage	764,308	3,531	—	1	5,604	9,136	773,444
Residential construction	23,041	—	—	—	—	—	23,041
Mortgage warehouse	155,631	—	—	—	—	—	155,631

Total real estate	942,980	3,531	—	1	5,604	9,136	952,116
Consumer
Direct installment	41,843	124	4	—	77	205	42,048
Indirect installment	341,554	1,427	432	33	1,121	3,013	344,567
Home equity	275,589	600	191	—	2,197	2,988	278,577

Total consumer	658,986	2,151	627	33	3,395	6,206	665,192

Total	$3,639,475	$8,655	$1,549	$34	$15,630	$25,868	$3,665,343

Percentage of total loans	99.29%	0.24%	0.04%	0.00%	0.43%	0.71%	100.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$558,982	$537	$997	$—	$3,413	$4,947	$563,929
Non-owner occupied real estate	712,896	175	19	—	1,046	1,240	714,136
Residential spec homes	4,703	492	—	—	—	492	5,195
Development & spec land	46,455	—	—	—	68	68	46,523
Commercial and industrial	390,234	515	736	208	2,059	3,518	393,752

Total commercial	1,713,270	1,719	1,752	208	6,586	10,265	1,723,535
Real estate
Residential mortgage	639,458	1,131	56	180	3,269	4,636	644,094
Residential construction	24,030	—	—	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	—	—	74,120

Total real estate	737,608	1,131	56	180	3,269	4,636	742,244
Consumer
Direct installment	34,087	93	18	—	35	146	34,233
Indirect installment	311,494	1,396	198	173	916	2,683	314,177
Home equity	195,760	761	37	7	1,799	2,604	198,364

Total consumer	541,341	2,250	253	180	2,750	5,433	546,774

Total	$2,992,219	$5,100	$2,061	$568	$12,605	$20,334	$3,012,553

Percentage of total loans	99.33%	0.17%	0.07%	0.02%	0.42%	0.67%	100.00%

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
•	For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective markets (ranging from $
1,000,000
to $
3,500,000
) are validated by the Loan Committee, which is chaired by the Chief Commercial Banking Officer (CCBO).

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
The following table presents loans by credit grades.

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$696,380	$7,776	$19,062	$—	$723,218
Non-owner occupied real estate	751,995	5,654	8,925	—	766,574
Residential spec homes	10,813	—	—	—	10,813
Development & spec land	33,957	—	3,158	—	37,115
Commercial and industrial	470,722	19,569	20,024	—	510,315

Total commercial	1,963,867	32,999	51,169	—	2,048,035
Real estate
Residential mortgage	766,233	—	7,211	—	773,444
Residential construction	23,041	—	—	—	23,041
Mortgage warehouse	155,631	—	—	—	155,631

Total real estate	944,905	—	7,211	—	952,116
Consumer
Direct installment	41,971	—	77	—	42,048
Indirect installment	343,413	—	1,154	—	344,567
Home equity	276,058	—	2,519	—	278,577

Total consumer	661,442	—	3,750	—	665,192

Total	$3,570,214	$32,999	$62,130	$—	$3,665,343

Percentage of total loans	97.40%	0.90%	1.70%	0.00%	100.00%

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$540,643	$6,618	$16,668	$—	$563,929
Non-owner occupied real estate	698,591	9,682	5,863	—	714,136
Residential spec homes	5,195	—	—	—	5,195
Development & spec land	46,358	97	68	—	46,523
Commercial and industrial	379,013	6,655	8,084	—	393,752

Total commercial	1,669,800	23,052	30,683	—	1,723,535
Real estate
Residential mortgage	639,267	—	4,827	—	644,094
Residential construction	24,030	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	74,120

Total real estate	737,417	—	4,827	—	742,244
Consumer
Direct installment	34,198	—	35	—	34,233
Indirect installment	313,088	—	1,089	—	314,177
Home equity	196,223	—	2,141	—	198,364

Total consumer	543,509	—	3,265	—	546,774

Total	$2,950,726	$23,052	$38,775	$—	$3,012,553

Percentage of total loans	97.95%	0.77%	1.29%	0.00%	100.00%

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

Operating leases relate primarily to bank branches and office space with remaining average lease terms of seven years
. The weighted average discount rate utilized to calculate the ROU asset and operating lease liability was approximately 2.57%, which represents the incremental borrowing rate. At inception, the Company recorded a ROU asset and operating lease liability of $3.5 million. At September 30, 2019, a ROU asset of $3.0 million is included in other assets and an operating lease liability of $3.2 million is included in other liabilities. Options to extend a lease were considered in the remaining lease term determination. The lease expense for operating leases was $150,000 for the three months ended September 30, 2019 and $446,000 for the nine months ended September 30, 2019.
Future minimum operating lease payments under
non-cancellable
leases with initial or remaining lease terms at September 30, 2019 were as follows:

Year	Amount
2019	$119
2020	476
2021	476
2022	504
2023 and thereafter	1,609

Total lease payments	$3,184

Less: Interest	(170)

Present value of lease liabilities	$3,014

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
The following table shows repurchase agreements accounted for as secured borrowings:

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$97,301	$—	$—	$—	$—	$—	$97,301
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$33,579	$—	$—	$—	$—	$—	$33,579
Federal agency mortgage-backed pools	76,002	—	—	—	—	—	76,002

Total	$109,581	$—	$—	$—	$—	$—	$109,581

Note 10 – Derivative Financial Instruments
Cash Flow Hedges –
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month
LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 5.81% on a notional amount of $30.5 million at September 30, 2019 and December 31, 2018. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month
LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at September 30, 2019 and December 31, 2018. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month
LIBOR and to pay interest to the counterparty at a rate of 2.81% on a notional amount of $50.0 million at September 30, 2019 and December 31, 2018. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2019, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2019, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan agreements being hedged were $320.3 million at September 30, 2019 and $209.2 million at December 31, 2018.
Other Derivative Instruments
The Company enters into
non-hedging
derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2019, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	September 30, 2019		September 30, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$17,713	Loans	$—
Interest rate contracts	Other Assets	—	Other liabilities	23,343

Total derivatives desginated as hedging instruments		17,713		23,343

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	266	Other liabilities	228

Total derivatives not designated as hedging instruments		266		228

Total derivatives		$17,979		$23,571

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Loans	$—	Loans	$42
Interest rate contracts	Other Assets	42	Other liabilities	1,760

Total derivatives desginated as hedging instruments		42		1,802

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	135	Other liabilities	—

Total derivatives not designated as hedging instruments		135		—

Total derivatives		$177		$1,802

The effect of the derivative instruments on the condensed consolidated statements of income for the three and nine-month periods ending September 30 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Derivatives in cash flow hedging relationship
Interest rate contracts	$(682)	$505	$(3,058)	$1,384

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss)	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
	recognized on derivative	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$(6,091)	$2,768	$(17,671)	$574
Interest rate contracts	Interest income - loans	6,091	(2,768)	17,671	(574)

Total		$—	$—	$—	$—

	Location of gain (loss)	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
	recognized on derivative	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$(429)	$112	$(97)	$195
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
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$9,909	$—	$9,909	$—
State and municipal	347,101	—	347,101	—
Federal agency collateralized mortgage obligations	246,083	—	246,083	—
Federal agency mortgage-backed pools	145,597	—	145,597	—
Corporate notes	18,540	—	18,540	—

Total available for sale securities	767,230	—	767,230	—
Hedged loans	320,306	—	320,306	—
Forward sale commitments	266	—	266	—
Interest rate swap agreements	(23,343)	—	(23,343)	—
Commitments to originate loans	(228)	—	(228)	—

	December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$16,608	$—	$16,608	$—
State and municipal	209,303	—	209,303	—
Federal agency collateralized mortgage obligations	185,003	—	185,003	—
Federal agency mortgage-backed pools	178,736	—	178,736	—
Corporate notes	10,698	—	10,698	—

Total available for sale securities	600,348	—	600,348	—
Hedged loans	209,161	—	209,161	—
Forward sale commitments	135	—	135	—
Interest rate swap agreements	(1,801)	—	(1,801)	—
Commitments to originate loans	—	—	—	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Non-interest Income
Total gains and losses from:
Hedged loans	$(6,091)	$364	$(17,671)	$4,108
Fair value interest rate swap agreements	6,091	(364)	17,671	(4,108)
Derivative loan commitments	(429)	(184)	(97)	(1)

	$(429)	$(184)	$(97)	$(1)

Certain other assets are measured at fair value on a
non-recurring
basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Impaired loans	$7,288	$—	$—	$7,288
Mortgage servicing rights	14,114	—	—	14,114
December 31, 2018
Impaired loans	$5,661	$—	$—	$5,661
Mortgage servicing rights	12,349	—	—	12,349
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
Mortgage Servicing Rights (MSRs):
MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end
interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $59,000 during the first nine months of 2019 and decreased by $75,000 during the first nine months of 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring
Level 3 fair value measurements, other than goodwill.

	September 30, 2019
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$7,288	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-100% (11.1%)
Mortgage servicing rights	14,114	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	9.7%-10.0% (9.8%), 10.0%-22.7% (11.3%), 0.0%-1.5% (0.6%)

	December 31, 2018
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$5,661	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-100% (15.5%)
Mortgage servicing rights	12,349	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.2%-11.0% (10.3%), 9.1%-21.9% (9.3%), 0.1%-2.8% (0.6%)
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2019 and December 31, 2018. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance
sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	September 30, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$91,279	$91,279	$—	$—
Interest-earning time deposits	8,455	—	8,536	—
Investment securities, held to maturity	210,306	—	217,718	—
Loans held for sale	1,060	—	—	1,060
Loans (excluding loan level hedges), net	3,328,363	—	—	3,272,900
Stock in FHLB	22,447	—	22,447	—
Interest receivable	18,282	—	18,282	—
Liabilities
Non-interest bearing deposits	$756,707	$756,707	$—	$—
Interest bearing deposits	3,159,250	—	3,128,877	—
Borrowings	516,591	—	515,866	—
Subordinated debentures	56,250	—	50,938	—
Interest payable	2,725	—	2,725	—

	December 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$58,492	$58,492	$—	$—
Interest-earning time deposits	15,744	—	15,542	—
Investment securities, held to maturity	210,112	—	208,273	—
Loans held for sale	1,038	—	—	1,038
Loans (excluding loan level hedges), net	2,786,351	—	—	2,681,741
Stock in FHLB	18,073	—	18,073	—
Interest receivable	14,239	—	14,239	—
Liabilities
Non-interest bearing deposits	$642,129	$642,129	$—	$—
Interest bearing deposits	2,497,247	—	2,377,274	—
Borrowings	550,384	—	542,311	—
Subordinated debentures	37,837	—	35,711	—
Interest payable	2,031	—	2,031	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 13 – Accumulated Other Comprehensive Income

	September 30 2019	December 31 2018
Unrealized gain (loss) on securities available for sale	$14,115	$(8,561)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	(73)	10
Unrealized loss on derivative instruments	(5,631)	(1,760)
Tax effect	(1,765)	2,167

Total accumulated other comprehensive income (loss)	$6,646	$(8,144)

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of September 30, 2019 and December 31, 2018, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2019 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of September 30, 2019 and December 31, 2018 were as follows:

	Actual		Required for Capital 1 Adequacy Purposes		Required For Capital 1 Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt 1 Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total capital 1 (to risk-weighted assets)
Consolidated	$534,701	13.53%	316,157	8.00%	414,956	10.50%	N/A	N/A
Bank	477,150	12.08%	316,012	8.00%	414,765	10.50%	$395,015	10.00%
Tier 1 capital 1 (to risk-weighted assets)
Consolidated	516,692	13.07%	237,196	6.00%	336,028	8.50%	N/A	N/A
Bank	459,140	11.62%	237,010	6.00%	335,764	8.50%	316,014	8.00%
Common equity tier 1 capital 1 (to risk-weighted assets)
Consolidated	459,162	11.61%	177,970	4.50%	276,842	7.00%	N/A	N/A
Bank	459,140	11.62%	177,758	4.50%	276,512	7.00%	256,761	6.50%
Tier 1 capital 1 (to average assets)
Consolidated	516,692	10.51%	196,648	4.00%	196,648	4.00%	N/A	N/A
Bank	459,140	9.35%	196,489	4.00%	196,489	4.00%	245,611	5.00%
December 31, 2018
Total capital 1 (to risk-weighted assets)
Consolidated	$427,616	13.39%	$255,419	8.00%	$315,283	9.875%	N/A	N/A
Bank	396,755	12.43%	255,419	8.00%	315,283	9.875%	$319,274	10.00%
Tier 1 capital 1 (to risk-weighted assets)
Consolidated	409,760	12.83%	191,565	6.00%	251,429	7.875%	N/A	N/A
Bank	378,899	11.87%	191,565	6.00%	251,429	7.875%	255,420	8.00%
Common equity tier 1 capital 1 (to risk-weighted assets)
Consolidated	371,297	11.63%	143,673	4.50%	203,537	6.375%	N/A	N/A
Bank	378,899	11.87%	143,674	4.50%	203,537	6.375%	207,528	6.50%
Tier 1 capital 1 (to average assets)
Consolidated	409,760	10.12%	162,033	4.00%	162,033	4.000%	N/A	N/A
Bank	378,899	9.34%	162,327	4.00%	162,327	4.000%	202,908	5.00%
In October 2019, the federal banking agencies finalized a new rule that will simplify capital requirements for qualified community banks that opt into the new community bank leverage ratio framework. The new framework will be available to use in March 31, 2020 Call Reports or Forms
FRY-9C
(as applicable) for depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, among other qualifying criteria. Horizon is currently evaluating the impact of the new community bank leverage ratio framework.

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

Our CECL task force has been meeting on a monthly basis, at a minimum, to discuss implementation matters related to the completeness and accuracy of historical data, model development and corporate governance documentation. Specifically regarding model development, the task force has discussed results from parallel model runs for each portfolio segment and evaluated assumptions related to unfunded commitments, acquired performing loans, economic and forecast factors. Our task force is also reviewing new corporate governance documentation such as our new CECL Allowance for Credit Losses (ACL) policy, procedure manuals and internal control documentation. Results from a recently conducted model validation are currently being reviewed and we are addressing complexities identified.
We expect a one-time cumulative effect adjustment to the ACL will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. We believe that
an increase in our ACL
 in line with industry expectations
will result upon adoption of this new standard; however, we are waiting to provide an estimate of the expected increase until the completion of the validation and analysis of the results by our CECL task force. We will continue to evaluate and refine our ACL estimates during the remainder of 2019 by considering changes in our portfolio composition, current economic conditions and the results identified by our task force.
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
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

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
For the Three and Nine Months ended September 30, 2019 and 2018

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
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

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
Following is a summary of Horizon’s financial performance through the first nine months of 2019:
•	Net income for the quarter ended September 30, 2019 was $20.5 million, or $0.46 diluted earnings per share, compared to $13.1 million, or $0.34 diluted earnings per share, for the quarter ended September 30, 2018. This represents the highest quarterly net income and diluted earnings per share in the Company’s history.

•	Core net income for the quarter ended September 30, 2019 increased 54.4% to $20.3 million, or $0.45 diluted earnings per share, compared to $13.2 million, or $0.34 diluted earnings per share, for the same period in 2018. This represents the highest quarterly core net income and core diluted earnings per share in the Company’s history. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core net income and a table reconciling core net income to its most closely related GAAP measures.)

•	Net income for the first nine months of 2019 was $48.0 million, or $1.11 diluted earnings per share, compared to $40.0 million, or $1.04 diluted earnings per share, for the first nine months of 2018. This represents the highest year-to-date
net income and diluted earnings per share as of September 30 th
in the Company’s history.

•	Core net income for the first nine months of 2019 was $52.1 million, or $1.21 diluted earnings per share, compared to $39.9 million, or $1.04 diluted earnings per share, for the first nine months of 2018. This represents the highest year-to-date
core net income and core diluted earnings per share as of September 30 th
in the Company’s history. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core net income and a table reconciling core net income to its most closely related GAAP measures.)

•	Net interest margin for the quarter ended September 30, 2019 was 3.82% compared to 3.73% and 3.67% for the quarters ended June 30, 2019 and September 30, 2018, respectively. The increase in net interest margin from the second quarter of 2019 and third quarter of 2018 reflects an increase in the yield of interest-earning assets as loans continue to reprice upwards and a decrease in cost of borrowings, along with a stabilization in deposit pricing.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

•	Core net interest margin for the quarter ended September 30, 2019 was 3.67% compared to 3.61% and 3.59% for the quarters ended June 30, 2019 and September 30, 2018, respectively. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core net interest margin and a table reconciling core net interest margin to its most closely related GAAP measures.)

•	Return on average assets was 1.60% for the third quarter of 2019 compared to 1.26% for the third quarter of 2018. Return on average assets was 1.33% for both the first nine months of 2019 and 2018.

•	Core return on average assets for the third quarter of 2019 was 1.58% compared to 1.27% for the third quarter of 2018. Core return on average assets was 1.44% for the first nine months of 2019 compared to 1.32% for the first nine months of 2018. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core return on average assets and a table reconciling core return on average assets to its most closely related GAAP measures.)

•	Return on average equity was 12.72% for the third quarter of 2019 compared to 10.87% for the third quarter of 2018. Return on average equity was 10.88% for the first nine months of 2019 compared to 11.43% for the first nine months of 2018.

•	Core return on average equity for the third quarter of 2019 was 12.59% compared to 10.95% for the third quarter of 2018. Core return on average equity was 11.83% for the first nine months of 2019 compared to 11.41% for the first nine months of 2018. (Please refer to the section captioned “Use of
Non-GAAP
Financial Measures” within this Item 2 for a description of the elements of core return on average equity and a table reconciling core return on average equity to its most closely related GAAP measures.)

•	Horizon’s tangible book value per share increased to $10.31 at September 30, 2019 compared to $9.91 and $9.04 at June 30, 2019 and September 30, 2018, respectively. This represents the highest tangible book value per share in the Company’s history.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC
350-10
establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2019, Horizon had core deposit intangibles of $27.7 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC
350-10
requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on September 30, 2019 was $17.36 per share compared to a book value of $14.29 per common share.
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
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018
Financial Condition
On September 30, 2019, Horizon’s total assets were $5.187 billion, an increase of approximately $940.0 million compared to December 31, 2018. The increase was primarily in net loans of $653.2 million, investment securities available for sale of $166.9 million, cash and due from banks of $32.8 million, goodwill of $31.4 million, other intangible assets of $17.3 million and premises and equipment of $18.5 million primarily due to the acquisition of Salin Bancshares, Inc.
Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$9,915	$9,909	$16,815	$16,608
State and municipal	337,336	347,101	210,386	209,303
Federal agency collateralized mortgage obligations	243,366	246,083	187,563	185,003
Federal agency mortgage-backed pools	144,880	145,597	183,479	178,736
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	17,618	18,540	10,666	10,698

Total available for sale investment securities	$753,115	$767,230	$608,909	$600,348

Held to maturity
State and municipal	$192,736	$199,972	$191,269	$189,676
Federal agency collateralized mortgage obligations	4,714	4,716	5,144	5,030
Federal agency mortgage-backed pools	12,856	13,030	13,699	13,567

Total held to maturity investment securities	$210,306	$217,718	$210,112	$208,273

Investment securities available for sale increased $166.9 million since December 31, 2018 to $767.2 million as of September 30, 2019. This increase was due to securities acquired through the acquisition of Salin which totaled approximately $54.3 million, growth in direct municipal program and the investment of excess cash.
Total gross loans increased $653.3 million since December 31, 2018 to $3.668 billion as of September 30, 2019. This increase was primarily due to $568.9 million in loans acquired through the acquisition of Salin. Total loans, excluding acquired loans, increased $84.4 million due to increases in consumer loans of $33.7 million and mortgage warehouse loans of $81.5 million, offset by decreases in commercial loans of $28.2 million and residential mortgage loans of $2.6 million.
During the first nine months of 2019, the Bank originated approximately $299.5 million of commercial loans, which is a 17% increase compared to the same period in 2018; however, only 56.5%, or $169.1 million, of these loan originations had been funded as of September 30, 2019. These originations were offset by commercial loan payoffs totaling approximately $226.0 million during the first nine months of 2019, which is a 69% increase in payoffs compared to the same period in 2018, as there was an increase in clients moving projects that had reached stabilization into the long-term, fixed rate conduit financing market and properties being sold. During the first nine months of 2018, the Bank originated approximately $256.5 million of commercial loans; however, only 56.2%, or $144.1 million, of these loan originations had been funded as of September 30, 2018. These originations were offset by commercial loan payoffs totaling approximately $134.1 million during the first nine months of 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018
Total deposits increased $776.6 million since December 31, 2018 to $3.916 billion as of September 30, 2019. This increase was primarily due to $741.3 million in deposits through the acquisition of Salin.
The Company decreased total borrowings from $550.4 million as of December 31, 2018 to $516.6 million as of September 30, 2019. At September 30, 2019, the Company had $309.3 million in short-term funds borrowed compared to $402.8 million at December 31, 2018. The decrease in borrowings was primarily due to liquidity received in the acquisition of Salin from the sale of its investments.
Stockholders’ equity totaled $642.7 million at September 30, 2019 compared to $492.0 million at December 31, 2018. The increase in stockholders’ equity during the period was due to the acquisition of Salin, generation of net income, net of dividends declared, and an increase in accumulated other comprehensive income. Book value per common share at September 30, 2019 increased to $14.29 compared to $12.82 at December 31, 2018.
Results of Operations
Overview
Consolidated net income for the three-month period ended September 30, 2019 was $20.5 million compared to $13.1 million for the same period in 2018. Basic and diluted earnings per common share for the three months ended September 30, 2019 and 2018 were $0.46 and $0.34, respectively. The increase in net income from the previous year reflects an increase in net interest income of $9.7 million and non-interest
income of $2.8 million, in addition to a decrease in provision for loan losses of $800,000. Offsetting these positive impacts to net income were increases in non-interest
expense of $4.4 million and income tax expense of $1.4 million. Excluding merger expenses, loss on sale of investment securities and death benefit on bank owned life insurance (“core net income”), core net income for the third quarter of 2019 was $20.3 million, or $0.45 diluted earnings per share, compared to $13.2 million, or $0.34 diluted earnings per share, for the same period of 2018.
Consolidated net income for the nine-month period ended September 30, 2019 was $48.0 million compared to $40.0 million for the same period in 2018. Earnings per common share for the nine months ended September 30, 2019 were $1.12 basic and $1.11 diluted, compared to $1.04 basic and diluted for the same nine-month period in the prior year. The increase in net income when comparing the first nine months of 2019 to the prior year period reflects increases in net interest income of $18.5 million and non-interest
income of $5.2 million, along with a decrease in provision for loan losses of $742,000. Offsetting these positive impacts to net income was an increase in non-interest
expense of $15.0 million and income tax expense of $1.5 million. Core net income for the nine-month period ended September 30, 2019 was $52.1 million, or $1.21 diluted earnings per share, compared to $39.9 million, or $1.04 diluted earnings per share, for the same period of 2018.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018
Net interest income during the three months ended September 30, 2019 was $43.5 million, an increase of $9.7 million from the $33.8 million earned during the same period in 2018. Yields on the Company’s interest-earning assets increased by 29 basis points to 4.87% for the three months ended September 30, 2019 from 4.58% for the three months ended September 30, 2018. Interest income increased $13.4 million from $42.3 million for the three months ended September 30, 2018 to $55.7 million for the same period in 2019. This was due to an increase in average interest-earning assets from the Salin acquisition and organic growth, in addition to an increase in yield and an increase in commercial loan fees of $1.2 million when comparing the third quarter of 2019 to the third quarter of 2018. Interest income from acquisition-related purchase accounting adjustments was $1.7 million for the three months ending September 30, 2019 compared to $789,000 for the same period of 2018.
Rates paid on interest-bearing liabilities increased by 22 basis points for the three-month period ended September 30, 2019 compared to the same period in 2018 due to an increase in the cost of interest-bearing deposits. Interest expense increased $3.7 million compared to the three-month period ended September 30, 2018 to $12.2 million for the same period in 2019. This increase was due to higher average balances of interest-bearing deposits and higher rates paid on these deposits. Average balances of interest-bearing deposits increased $694.4 million and were due to the acquisition of Salin. Average balances of borrowings decreased $82.2 million for the three-month period ended September 30, 2019 when compared to the same period in 2018 primarily from reducing short-term borrowings during the second quarter of 2019 with the liquidity obtained through the Salin acquisition. The cost of borrowings decreased 12 basis points for the three-month period ended September 30, 2019 when compared to the same period in 2018.
The net interest margin increased 15 basis points from 3.67% for the three-month period ended September 30, 2018 to 3.82% for the same period in 2019. The increase in the margin for the three-month period ended September 30, 2019 compared to the same period in 2018 was due to an increase in the yield of interest-earning assets, offset by an increase in the cost of interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments (“core net interest margin”), the margin would have been 3.67% for the three-month period ending September 30, 2019 compared to 3.59% for the same period in 2018. The increase in the core net interest margin for the third quarter of 2019 was due to an increase in the yield on earning assets from higher mortgage warehouse lending balances, the addition of acquired Salin loans and the pay-down
of higher cost short-term borrowings with the liquidity obtained through the acquisition of Salin.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018
The following are the average balance sheets for the three months ending (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$18,133	$115	2.52%	$3,840	$24	2.48%
Interest-earning deposits	17,823	93	2.07%	24,494	104	1.68%
Investment securities - taxable	478,764	2,949	2.44%	421,681	2,611	2.46%
Investment securities - non-taxable (1)	462,997	3,099	3.36%	324,289	2,010	3.11%
Loans receivable (2)(3)	3,646,268	49,455	5.41%	2,942,835	37,522	5.07%

Total interest-earning assets (1)	4,623,985	55,711	4.87%	3,717,139	42,271	4.58%
Non-interest-earning assets
Cash and due from banks	66,970			45,864
Allowance for loan losses	(18,277)			(17,090)
Other assets	434,581			359,183

Total average assets	$5,107,259			$4,105,096

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,132,852	$9,109	1.15%	$2,438,450	$5,023	0.82%
Borrowings	413,859	2,275	2.18%	496,054	2,876	2.30%
Subordinated debentures	54,433	864	6.30%	36,570	600	6.51%

Total interest-bearing liabilities	3,601,144	12,248	1.35%	2,971,074	8,499	1.13%
Non-interest-bearing liabilities
Demand deposits	818,164			640,983
Accrued interest payable and other liabilities	47,181			16,080
Stockholders’ equity	640,770			476,959

Total average liabilities and stockholders’ equity	$5,107,259			$4,105,096

Net interest income/spread		$43,463	3.52%		$33,772	3.44%

Net interest income as a percent of average interest-earning assets (1)			3.82%			3.67%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

(3)
Non-accruing
loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018
Net interest income for the nine months ended September 30, 2019 was $119.3 million, an increase of $18.5 million from the $100.7 million earned during the same period in 2018. Yields on the Company’s interest-earning assets increased by 26 basis points to 4.81% for the nine months ending September 30, 2019 from 4.55% for the nine months ended September 30, 2018. Interest income increased $32.5 million from $122.4 million for the nine months ended September 30, 2018 to $154.9 million for the same period in 2019. This was due to an increase in average interest-earning assets from the Salin acquisition and organic growth, in addition to an increase in yield. Interest income from acquisition-related purchase accounting adjustments was $4.5 million for both the nine months ending September 30, 2019 and 2018.
Rates paid on interest-bearing liabilities increased by 40 basis points for the nine-month period ended September 30, 2019 compared to the same period in 2018 due to increases in the cost of interest-bearing deposits and borrowings. Interest expense increased $14.0 million compared to the nine-month period ended September 30, 2018 to $35.7 million for the same period in 2019. This increase was due to higher average balances of interest-bearing deposits in addition to the higher rates paid on these deposits. Average balances of interest-bearing deposits increased $541.6 million and was due to the acquisition of Salin. Average balances of borrowings decreased $41.8 million for the nine-month period ended September 30, 2019 when compared to the same period in 2018 primarily from reducing short-term borrowings during the second quarter of 2019 with the liquidity obtained through the Salin acquisition. The cost of borrowings increased 28 basis points for the nine-month period ended September 30, 2019 when compared to the same period in 2018.
The net interest margin decreased two basis points from 3.74% for the nine-month period ended September 30, 2018 to 3.72% for the same period in 2019. The decrease in the margin for the nine-month period ended September 30, 2019 compared to the same period in 2018 was due to an increase in the cost of interest-bearing liabilities, offset by an increase in the yield of interest-earning assets. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments (“core net interest margin”), the margin would have been 3.58% for both the nine-month periods ending September 30, 2019 and 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

The following are the average balance sheets for the nine months ending (dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$14,778	$339	3.07%	$2,845	$53	2.49%
Interest-earning deposits	21,938	284	1.73%	25,411	300	1.58%
Investment securities - taxable	469,330	8,929	2.54%	413,617	7,379	2.39%
Investment securities - non-taxable (1)	423,141	8,520	3.37%	313,168	5,745	3.00%
Loans receivable (2)(3)	3,447,654	136,862	5.32%	2,855,236	108,961	5.06%

Total interest-earning assets (1)	4,376,841	154,934	4.81%	3,610,277	122,438	4.55%
Non-interest-earning assets
Cash and due from banks	58,890			44,605
Allowance for loan losses	(18,053)			(16,686)
Other assets	405,923			383,615

Total average assets	$4,823,601			$4,021,811

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,924,433	$24,923	1.14%	$2,382,864	$11,814	0.66%
Borrowings	462,575	8,391	2.43%	504,349	8,127	2.15%
Subordinated debentures	48,666	2,348	6.45%	36,524	1,764	6.46%

Total interest-bearing liabilities	3,435,674	35,662	1.39%	2,923,737	21,705	0.99%
Non-interest-bearing liabilities
Demand deposits	760,717			613,866
Accrued interest payable and other liabilities	37,444			16,341
Stockholders’ equity	589,766			467,867

Total average liabilities and stockholders’ equity	$4,823,601			$4,021,811

Net interest income/spread		$119,272	3.42%		$100,733	3.55%

Net interest income as a percent of average interest-earning assets (1)			3.72%			3.74%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.

(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.

(3)
Non-accruing
loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018
Provision for Loan Losses
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended September 30, 2019, a provision of $376,000 was required to adequately fund the ALLL compared to $1.2 million for the same period of 2018. Commercial loan net charge-offs during the three-month period ended September 30, 2019 were $192,000, residential mortgage loan net recoveries were $7,000 and consumer loan net charge-offs were $540,000. The ALLL balance at September 30, 2019 was $18.0 million, or 0.49% of total loans. This compares to an ALLL balance of $17.8 million at December 31, 2018 or 0.59% of total loans.
For the nine-month period ended September 30, 2019, the provision for loan losses totaled $1.6 million compared to $2.4 million in the same period of 2018.
Horizon’s loan loss reserve ratio, excluding loans with credit-related purchase accounting adjustments, stood at 0.65% as of September 30, 2019 compared to 0.72% as of December 31, 2018. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.07% as of September 30, 2019 compared to 0.98% as of December 31, 2018. The table below illustrates Horizon’s loan loss reserve ratio composition as of September 30, 2019.
Non-GAAP
Allowance for Loan and Lease Loss Detail
As of September 30, 2019
(Dollars in Thousands, Unaudited)

	Pre-discount Loan Balance	Allowance for Loan Losses (ALLL)	Loan Discount	ALLL + Loan Discount	Loans, net	ALLL/ Pre-discount Loan Balance	Loan Discount/ Pre-discount Loan Balance	ALLL+Loan Discount/ Pre-discount Loan Balance
Horizon Legacy	$2,779,961	$17,946	N/A	$17,946	$2,762,015	0.65%	0.00%	0.65%
Heartland	5,244	—	589	589	4,655	0.00%	11.23%	11.23%
Summit	16,191	—	987	987	15,204	0.00%	6.10%	6.10%
Peoples	71,941	—	1,669	1,669	70,272	0.00%	2.32%	2.32%
Kosciusko	30,580	—	528	528	30,052	0.00%	1.73%	1.73%
LaPorte	70,442	10	2,461	2,471	67,971	0.01%	3.49%	3.50%
CNB	3,498	—	88	88	3,410	0.00%	2.52%	2.52%
Lafayette	63,805	—	519	519	63,286	0.00%	0.81%	0.81%
Wolverine	136,829	—	729	729	136,100	0.00%	0.53%	0.53%
Salin	489,194	—	13,797	13,797	475,397	0.00%	2.82%	2.82%

Total	$3,667,685	$17,956	$21,367	$39,323	$3,628,362	0.49%	0.58%	1.07%

No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be appropriate to cover probable incurred losses in the loan portfolio as of September 30, 2019.
As of September 30, 2019,
non-performing
loans totaled $19.2 million, which reflects a two basis point increase in non-performing
loans to total loans, or a $4.0 million increase from $15.2 million in non-performing
loans as of December 31, 2018.
Non-performing
commercial loans increased by $1.3 million,
non-performing
real estate loans increased by $2.2 million and
non-performing
consumer loans increased by $485,000 at September 30, 2019 compared to December 31, 2018. The increase in non-performing
loans was primarily due to
non-performing
loans acquired from Salin.
Other Real Estate Owned (OREO) and repossessed assets totaled $4.0 million at September 30, 2019 compared to $2.1 million on December 31, 2018. The majority of this increase was due to other real estate owned properties acquired in the Salin transaction, including the closed branches, totaling $1.7 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

Non-interest
Income
The following is a summary of changes in
non-interest
income for the three months ending September 30, 2019 and 2018 (table dollar amounts in thousands):

	Three Months Ended
	September 30 2019	September 30 2018	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$2,836	$2,009	$827	41.2%
Wire transfer fees	189	160	29	18.1%
Interchange fees	2,138	1,410	728	51.6%
Fiduciary activities	1,834	1,855	(21)	-1.1%
Loss on sale of investment securities	—	(122)	122	-100.0%
Gain on sale of mortgage loans	2,702	1,839	863	46.9%
Mortgage servicing net of impairment	444	563	(119)	-21.1%
Increase in cash surrender value of bank owned life insurance	556	503	53	10.5%
Death benefit on bank owned life insurance	213	—	213	0.0%
Other income	602	469	133	28.4%

Total non-interest income	$11,514	$8,686	$2,828	32.6%

Total
non-interest
income was $2.8 million higher during the third quarter of 2019 compared to the same period of 2018. Service charges on deposit accounts and interchange fees increased $827,000 and $728,000, respectively, for the three-month period ended September 30, 2019 when compared to the same period of 2018 primarily due to the acquisition of Salin and organic growth. Residential mortgage loan activity during the third quarter of 2019 generated $2.7 million of income from the gain on sale of mortgage loans, up from $1.8 million for the same period in 2018 due to a higher volume of loans sold.
The following is a summary of changes in
non-interest
income for the nine months ending September 30, 2019 and 2018 (table dollar amounts in thousands):

	Nine Months Ended
	September 30 2019	September 30 2018	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$7,193	$5,804	$1,389	23.9%
Wire transfer fees	474	490	(16)	-3.3%
Interchange fees	5,659	4,293	1,366	31.8%
Fiduciary activities	5,986	5,598	388	6.9%
Loss on sale of investment securities	(85)	(111)	26	-23.4%
Gain on sale of mortgage loans	6,089	5,158	931	18.0%
Mortgage servicing net of impairment	1,620	1,423	197	13.8%
Increase in cash surrender value of bank owned life insurance	1,624	1,380	244	17.7%
Death benefit on bank owned life insurance	580	154	426	276.6%
Other income	1,984	1,747	237	13.6%

Total non-interest income	$31,124	$25,936	$5,188	20.0%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

Total
non-interest
income was $5.2 million higher during the first nine months of 2019 compared to the same period of 2018. Service charges on deposit accounts and interchange fees both increased $1.4 million for the nine-month period ended September 30, 2019 when compared to the same period of 2018 primarily due to the acquisition of Salin and organic growth. Residential mortgage loan activity during the first nine months of 2019 generated $6.1 million of income from the gain on sale of mortgage loans, up from $5.2 million for the same period in 2018 due to a higher volume of loans sold during the first nine months of 2019.
Non-interest
Expense
The following is a summary of changes in
non-interest
expense for the three months ending September 30, 2019 and 2018 (table dollar amounts in thousands):

	Three Months Ended
	September 30			September 30
	2019			2018			Adjusted
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted	Amount Change	Percent Change
Non-interest Expense
Salaries and employee benefits	$16,948	$—	$16,948	$14,343	$—	$14,343	$2,605	18.2%
Net occupancy expenses	3,131	—	3,131	2,495	—	2,495	636	25.5%
Data processing	2,140	—	2,140	1,759	—	1,759	381	21.7%
Professional fees	335	—	335	437	—	437	(102)	-23.3%
Outside services and consultants	1,552	—	1,552	1,204	—	1,204	348	28.9%
Loan expense	2,198	—	2,198	1,722	—	1,722	476	27.6%
FDIC deposit insurance	(273)	—	(273)	396	—	396	(669)	-168.9%
Other losses	90	—	90	161	—	161	(71)	-44.1%
Other expenses	3,939	—	3,939	3,103	—	3,103	836	26.9%

Total non-interest expense	$30,060	$—	$30,060	$25,620	$—	$25,620	$4,440	17.3%

Annualized Non-interest Exp. to Avg. Assets	2.34%		2.34%	2.48%		2.48%

Total
non-interest
expense was $4.4 million higher during the third quarter of 2019 compared to the same period of 2018. Salaries and employee benefits, other expense, net occupancy expense, loan expense, data processing and outside services and consultants increased $2.6 million, $836,000, $636,000, $476,000, $381,000 and $348,000, respectively, primarily due to the Salin acquisition and organic growth. These increases were offset by a decrease of $669,000 in FDIC insurance and $102,000 in professional fees. FDIC insurance decreased due to assessment credits the Bank received during the third quarter of 2019 as the FDIC reserve is currently overfunded. Annualized non-interest
expense as a percentage of average assets were 2.34% and 2.48% for the three months ended September 30, 2019 and 2018, respectively.
The following is a summary of changes in
non-interest
expense for the nine months ending September 30, 2019 and 2018 (table dollar amounts in thousands):

	Nine Months Ended
	September 30			September 30
	2019			2018			Adjusted
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted	Amount Change	Percent Change
Non-interest Expense
Salaries and employee benefits	$48,365	$(484)	$47,881	$42,525	$—	$42,525	$5,356	12.6%
Net occupancy expenses	9,051	(75)	8,976	7,981	—	7,981	995	12.5%
Data processing	6,245	(360)	5,885	5,062	—	5,062	823	16.3%
Professional fees	1,426	(392)	1,034	1,314	—	1,314	(280)	-21.3%
Outside services and consultants	6,737	(2,466)	4,271	3,735	—	3,735	536	14.4%
Loan expense	6,195	(2)	6,193	4,504	—	4,504	1,689	37.5%
FDIC deposit insurance	252	—	252	1,051	—	1,051	(799)	-76.0%
Other losses	363	(71)	292	576	—	576	(284)	-49.3%
Other expenses	12,748	(1,800)	10,948	9,651	—	9,651	1,297	13.4%

Total non-interest expense	$91,382	$(5,650)	$85,732	$76,399	$—	$76,399	$9,333	12.2%

Annualized Non-interest Exp. to Avg. Assets	2.53%		2.38%	2.54%		2.54%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

Total
non-interest
expense was $15.0 million higher during the first nine months of 2019 when compared to the first nine months of 2018. Salaries and employee benefits, other expense, outside services and consultants expense, loan expense, data processing and net occupancy increased $5.8 million, $3.1 million, $3.0 million, $1.7 million, $1.2 million and $1.1 million, respectively. Offsetting these increases was a decrease in FDIC insurance of $799,000 and other losses of $213,000. FDIC insurance decreased due to the assessment credits the Bank received during the third quarter of 2019 as the FDIC reserve is currently overfunded. Excluding merger expenses, total non-interest
expense increased $9.3 million during the first nine months of 2019 when compared to the same period of 2018 primarily due to the Salin acquisition and organic growth. Annualized non-interest
expense as a percentage of average assets were 2.53% and 2.54% for the first nine months of 2019 and 2018, respectively. Annualized non-interest
expense, excluding merger expenses, as a percent of average assets declined to 2.38% for the first nine months of 2019 compared to 2.54% for the same period in 2018 as the Company has been able to leverage its expense base.
Income Taxes
Income tax expense totaled $4.0 million for the third quarter of 2019, an increase of $1.4 million when compared to the third quarter of 2018. The increase was primarily due to an increase in income before income tax of $8.9 million when compared to the third quarter of 2018.
Income tax expense totaled $9.4 million for the first nine months of 2019, an increase of $1.5 million when compared to the same period in 2018. The increase was due to an increase in income before income tax of $9.5 million when compared to the first nine months of 2018.
Liquidity
The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. During the nine months ended September 30, 2019, cash and cash equivalents increased by approximately $32.8 million. At September 30, 2019, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $590.6 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $340.3 million at December 31, 2018 and $405.1 million at September 30, 2018. The Bank had approximately $728.4 million of unpledged investment securities at September 30, 2019 compared to $648.6 million at December 31, 2018 and $600.5 million at September 30, 2018.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2019. Stockholders’ equity totaled $642.7 million as of September 30, 2019, compared to $492.0 million as of December 31, 2018. For the nine months ended September 30, 2019, the ratio of average stockholders’ equity to average assets was 12.23% compared to 11.65% for the twelve months ended December 31, 2018. The increase in stockholders’ equity during the period was the result of stock issued through the acquisition of Salin and the generation of net income, net of dividends declared.
Horizon declared common stock dividends in the amount of $0.34 per share during the first nine months of 2019 and $0.30 per share for the same period of 2018. The dividend payout ratio (dividends as a percent of basic earnings per share) was 24.1% and 28.8% for the first nine months of 2019 and 2018, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form
10-K
for 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

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
Non-GAAP
Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2019	2019	2018	2019	2018
Non-GAAP Reconciliation of Net Interest Margin
Net interest income as reported	$43,463	$41,529	$33,772	$119,272	$100,733
Average interest-earning assets	4,623,985	4,566,674	3,717,139	4,376,841	3,610,277
Net interest income as a percentage of average interest-earning assets (“Net Interest Margin”)	3.82%	3.73%	3.67%	3.72%	3.74%
Acquisition-related purchase accounting adjustments (“PAUs”)	$(1,739)	$(1,299)	$(789)	$(4,548)	$(4,460)

Core net interest income	$41,724	$40,230	$32,983	$114,724	$96,273

Core net interest margin	3.67%	3.61%	3.59%	3.58%	3.58%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

Non-GAAP
Reconciliation of Net Income and Diluted Earnings per Share
(Dollars in Thousands, Except per Share Data, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2019	2019	2018	2019	2018
Non-GAAP Reconciliation of Net Income
Net income as reported	$20,537	$16,642	$13,065	$47,995	$39,984
Merger expenses	—	1,532	—	5,650	—
Tax effect	—	(295)	—	(987)	—

Net income excluding merger expenses	20,537	17,879	13,065	52,658	39,984
Loss on sale of investment securities	—	100	122	85	111
Tax effect	—	(21)	(25)	(18)	(23)

Net income excluding loss on sale of investment securities	20,537	17,958	13,162	52,725	40,072
Death benefit on bank owned life insurance (“BOLI”)	(213)	(367)	—	(580)	(154)

Net income excluding death benefit on BOLI	20,324	17,591	13,162	52,145	39,918

Core Net Income	$20,324	$17,591	$13,162	$52,145	$39,918

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share (“EPS”) as reported	$0.46	$0.37	$0.34	$1.11	$1.04
Merger expenses	—	0.03	—	0.13	—
Tax effect	—	—	—	(0.02)	—

Diluted EPS excluding merger expenses	0.46	0.40	0.34	1.22	1.04
Loss on sale of investment securities	—	—	—	—	—
Tax effect	—	—	—	—	—

Diluted EPS excluding loss on sale of investment securities	0.46	0.40	0.34	1.22	1.04
Death benefit on BOLI	(0.01)	(0.01)	—	(0.01)	—

Diluted EPS excluding death benefit on BOLI	0.45	0.39	0.34	1.21	1.04

Core Diluted EPS	$0.45	$0.39	$0.34	$1.21	$1.04

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2019 and 2018

Non-GAAP
Reconciliation of Return on Average Assets and Return on Average Common Equity
(Dollars in Thousands, Unaudited)

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2019	2019	2018	2019	2018
Non-GAAP Reconciliation of Return on Average Assets
Average assets	$5,107,259	$5,047,365	$4,105,096	$4,823,601	$4,021,811
Return on average assets (“ROAA”) as reported	1.60%	1.32%	1.26%	1.33%	1.33%
Merger expenses	0.00%	0.12%	0.00%	0.16%	0.00%
Tax effect	0.00%	-0.02%	0.00%	-0.03%	0.00%

ROAA excluding merger expenses	1.60%	1.42%	1.26%	1.46%	1.33%
Loss on sale of investment securities	0.00%	0.01%	0.01%	0.00%	0.00%
Tax effect	0.00%	0.00%	0.00%	0.00%	0.00%

ROAA excluding loss on sale of investment securities	1.60%	1.43%	1.27%	1.46%	1.33%
Death benefit on bank owned life insurance (“BOLI”)	-0.02%	-0.03%	0.00%	-0.02%	-0.01%

ROAA excluding death benefit on BOLI	1.58%	1.40%	1.27%	1.44%	1.32%

Core ROAA	1.58%	1.40%	1.27%	1.44%	1.32%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$640,770	$622,028	$476,959	$589,766	$467,867
Return on average common equity (“ROACE”) as reported	12.72%	10.73%	10.87%	10.88%	11.43%
Merger expenses	0.00%	0.99%	0.00%	1.28%	0.00%
Tax effect	0.00%	-0.19%	0.00%	-0.22%	0.00%

ROACE excluding merger expenses	12.72%	11.53%	10.87%	11.94%	11.43%
Loss on sale of investment securities	0.00%	0.06%	0.10%	0.02%	0.03%
Tax effect	0.00%	-0.01%	-0.02%	0.00%	-0.01%

ROACE excluding loss on sale of investment securities	12.72%	11.58%	10.95%	11.96%	11.45%
Death benefit on bank owned life insurance (“BOLI”)	-0.13%	-0.24%	0.00%	-0.13%	-0.04%

ROACE excluding death benefit on BOLI	12.59%	11.34%	10.95%	11.83%	11.41%

Core ROACE	12.59%	11.34%	10.95%	11.83%	11.41%

Non-GAAP
Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	September 30	June 30	March 31	December 31	September 30
	2019	2019	2019	2018	2018
Total stockholders’ equity	$642,711	$626,461	$609,468	$491,992	$477,594
Less: Intangible assets	178,896	179,776	176,864	130,270	130,755

Total tangible stockholders’ equity	$463,815	$446,685	$432,604	$361,722	$346,839

Common shares outstanding	44,969,021	45,061,372	45,052,747	38,375,407	38,367,890
Tangible book value per common share	$10.31	$9.91	$9.60	$9.43	$9.04

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We refer you to Horizon’s 2018 Annual Report on Form
10-K
for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2018 Annual Report on Form
10-K.
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2019, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule
13a-15(e)
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
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2019, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 1.	LEGAL PROCEEDINGS

Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.	RISK FACTORS

There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form
10-K
for 2018.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not Applicable

(b)	Use of Proceeds: Not Applicable

(c)	Repurchase of Our Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 16-31, 2019	—	$—	—	2,250,000
August 1-31, 2019	49,908	16.01	49,908	2,200,092
September 1-30, 2019	49,499	16.08	49,499	2,150,593

Total	99,407	$16.04	99,407	2,150,593

(1)	On July 16, 2019, the Board of Directors authorized a stock repurchase program for up to 2,250,000 shares of Horizon common stock, without par value. Horizon announced the program publicly on July 17, 2019. The program will continue until otherwise modified, suspended or terminated by the Board of Directors in its sole discretion and without notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable
ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 5.	OTHER INFORMATION

Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6.	EXHIBITS

(a) Exhibits
Exhibit Index

Exhibit No.	Description	Location

31.1	Certification of Craig M. Dwight	Attached

31.2	Certification of Mark E. Secor	Attached

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Inline Interactive Data Files	Attached

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

Dated: November 7, 2019	/s/ Craig M. Dwight
Craig M. Dwight
Chief Executive Officer

Dated: November 7, 2019	/s/ Mark E. Secor
Mark E. Secor
Chief Financial Officer