Form 10-K
period 2019-12-31
HORIZON BANCORP INC /IN/
filed 2020-02-28
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
Commission file number 0000-10792

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
of the Exchange Act).    Yes
☐
    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant, based on the last sale price of such stock as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $633.4 million.
As of February 27, 2020, the registrant had 44,882,894 shares of common stock outstanding.
Documents Incorporated by Reference

Document	Part of Form 10-K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its	Part III
May 7, 2020 annual meeting of shareholders

Horizon Bancorp, Inc.
2019 Annual Report on Form
10-K
Table of Contents

Horizon Bancorp, Inc.
2019 Annual Report on Form
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
Although management believes that the expectations reflected in forward-looking statements are reasonable, actual results may differ materially, whether adversely or positively, from the expectations of Horizon that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause Horizon’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to the following:
•	economic conditions and their impact on Horizon and its customers;

•	changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes and the outflow of deposits;

•	loss of key Horizon personnel;

•	increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;

•	loss of fee income, including interchange fees, as new and emerging alternative payment platforms (e.g., Apple Pay or Bitcoin) take a greater market share of the payment systems;

•	estimates of fair value of certain of Horizon’s assets and liabilities;

•	volatility and disruption in financial markets;

•	prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;

•	sources of liquidity;

•	potential risk of environmental liability related to lending and acquisition activities;

•	changes in the competitive environment in Horizon’s market areas and among other financial service providers;

•	legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	the impact of whole or partial dismantling of provisions of the Dodd-Frank Act under the current federal administration, including the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act;

•	the impact of the Basel III capital rules;

•	changes in regulatory supervision and oversight, including monetary policy and capital requirements;

•	changes in accounting policies or procedures as may be adopted and required by regulatory agencies;

Horizon Bancorp, Inc.
•	rapid technological developments and changes;

•	the risks presented by cyber terrorism and data security breaches;

•	the rising costs of effective cybersecurity;

•	containing costs and expenses;

•	the slowing or failure of economic recovery;

•	the ability of the U.S. federal government to manage federal debt limits;

•	the potential influence on the U.S. financial markets and economy from the effects of global warming;

•	the potential influence on the U.S. financial markets and economy from material changes outside the U.S. or in overseas relations, including changes in U.S. trade relations related to imposition of tariffs, Brexit, and the phase out in 2021 of the London Interbank Offered Rate (“LIBOR”);

•	the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings;

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
ITE
M

1.   BUSINESS
The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other cautionary statements set forth elsewhere in this Annual Report on Form
10-K.
General
Horizon Bancorp, Inc. (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary, Horizon Bank (“Horizon Bank” or the “Bank”) and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. Prior to that date, Horizon was chartered as a national banking association founded in 1873. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.
On March 26, 2019, Horizon completed the acquisition of Salin Bancshares, Inc. (“Salin”), an Indiana corporation, and Horizon Bank’s acquisition of Salin Bank and Trust Company (“Salin Bank”), an Indiana commercial bank and wholly-owned subsidiary of Salin, through mergers effective March 26, 2019. Under the terms of the Merger Agreement, shareholders of Salin received 23,907.5 shares of Horizon common stock and $87,417.17 in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. The Salin shareholders received cash in lieu of fractional shares. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $126.7 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and expects to reduce costs through economies of scale.

Horizon Bancorp, Inc.
On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally-chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.5228 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331, and the shares of Horizon common stock issued to Wolverine shareholders totaled 3,241,045. Based upon the October 16, 2017 closing price of $19.37 per share of Horizon common stock immediately prior to the effectiveness of the merger, less the consideration used to pay off Wolverine Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $93.8 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and expects to reduce costs through economies of scale.
On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and the Bank’s acquisition of Lafayette Community Bank, a state-chartered bank and wholly-owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.8817 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,636,888. Based upon the August 31, 2017 closing price of $17.45 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and expects to reduce costs through economies of scale.
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
On November 7, 2016, Horizon completed the acquisition of CNB Bancorp, an Indiana corporation headquartered in Attica, Indiana (“CNB”) and the Bank’s acquisition of The Central National Bank and Trust Company (“Central National Bank & Trust”), through mergers effective November 7, 2016. Under terms of the acquisition, shareholders of CNB received merger consideration in the form of cash. The total value of the consideration for the acquisition was $5.3 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and expects to reduce costs through economies of scale.
On July 18, 2016, Horizon completed the acquisition of LaPorte Bancorp, Inc., a Maryland corporation (“LaPorte Bancorp”) and the Bank’s acquisition of The LaPorte Savings Bank, a state-chartered savings bank and wholly owned subsidiary of LaPorte Bancorp, through mergers effective July 18, 2016. Under the terms of the merger agreement, shareholders of LaPorte Bancorp had the option to receive $17.50 per share in cash or 1.4153 shares of Horizon common stock for each share of LaPorte Bancorp’s common stock, subject to allocation provisions to assure that in aggregate, LaPorte Bancorp shareholders received total consideration that consisted of 65% stock and 35% cash. As a result of LaPorte Bancorp stockholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 5,132,232 shares of its common stock in the merger. Based upon the July 18, 2016 closing price of $12.24 per share of Horizon common stock, less the consideration used to pay off LaPorte Bancorp’s ESOP loan receivable, the transaction had an implied valuation of approximately $98.6 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and expects to reduce costs through economies of scale.

Horizon Bancorp, Inc.
On June 1, 2016, Horizon completed the acquisition of Kosciusko Financial, Inc., an Indiana corporation (“Kosciusko”) and the Bank’s acquisition of Farmers State Bank, a state-chartered bank and wholly owned subsidiary of Kosciusko, through mergers effective June 1, 2016. Under the terms of the merger agreement, shareholders of Kosciusko had the option to receive $81.75 per share in cash or 6.7775 shares of Horizon common stock for each share of Kosciusko’s common stock, subject to allocation provisions to assure that in aggregate, Kosciusko shareholders received total consideration that consisted of 65% stock and 35% cash. Kosciusko shareholders owning fewer than 100 shares of common stock received $81.75 in cash for each common share. As a result of Kosciusko stockholder stock and cash elections and the related proration provisions of the merger agreement, Horizon issued 1,310,145 shares of its common stock in the merger. Based upon the June 1, 2016 closing price of $11.04 per share of Horizon common stock, the transaction had an implied valuation of approximately $23.0 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and expects to reduce costs through economies of scale.
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
The Bank maintains 74 full service offices and 1 loan production office. At December 31, 2019, the Bank had total assets of $5.2 billion and total deposits of $3.9 billion. The Bank has wholly-owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust, The Loan Store, Inc. and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain life insurance products through a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies
.
The Loan Store, Inc. does not presently engage in any business activities. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the acquisition of American Trust & Savings Bank (“American”) in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”). The Company also assumed additional debentures as the result of the Heartland transaction, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). In 2016, the Company also assumed additional debentures as the result of the LaPorte Bancorp transaction. LaPorte Bancorp acquired City Savings Financial Corporation in 2007. City Savings Financial Corporation issued the debentures and formed City Savings Statutory Trust I (“City Savings”) in 2003. The Company also assumed additional debentures as the result of the Salin transaction, which formed Salin Statutory Trust I (“Salin Trust”) in 2003. See Note 16 of the Consolidated Financial Statements included at Item 8 for further discussion regarding these previously consolidated entities that are now reported separately.
The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2019, revenues from loans accounted for 73.0% of the total consolidated revenue, and revenues from investment securities accounted for 9.8% of total consolidated revenue.

Horizon Bancorp, Inc.
Available Information
The Company’s Internet address is www.horizonbank.com. The Company makes available, free of charge through the “About Us—Investor Relations – Documents—SEC Filings” section of its Internet website, copies of the Company’s Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the SEC.
Employees
The Company and its subsidiaries employed approximately 839 full and part-time employees as of December 31, 2019.
Competition
Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of areas throughout the northern and central regions of the state of Indiana along with the southern and central regions of the state of Michigan. The Bank’s primary market is further defined by the Indiana and Michigan counties identified below. The Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions and other non-bank
and digital financial service providers. In addition, Financial Technology, or FinTech, start-ups
are emerging in key banking areas. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies. Many non-financial
institution competitors face fewer regulatory restrictions and have greater capital.
The following table estimates the number of financial institution competitors in Horizon’s primary market areas, along with Horizon’s competitive position in these areas, based on the June 30, 2019 Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report (available at
www.fdic.gov
):

INDIANA			MICHIGAN
County	Number of Institutions	Horizon Market Share	County	Number of Institutions	Horizon Market Share
Allen	21	0.68%	Berrien	9	9.21%
Bartholomew	9	7.92%	Cass	5	5.84%
Carroll	6	27.23%	Ingham	17	2.38%
Cass	6	19.91%	Kalamazoo	15	1.58%
DeKalb	11	18.69%	Kent	26	0.45%
Elkhart	17	0.30%	Midland	8	13.99%
Fountain	4	10.40%	Ottawa	16	0.32%
Grant	7	9.11%	Saginaw	13	0.89%
Hamilton	27	0.29%	St. Joseph	9	5.18%
Howard	10	3.83%
Johnson	19	11.92%
Kosciusko	10	5.90%
La Porte	8	59.15%
LaGrange	4	4.79%
Lake	16	1.65%
Marion	23	0.79%
Noble	6	7.17%
Porter	11	11.00%
St. Joseph	15	0.23%
Tippecanoe	16	7.57%
Whitley	8	7.28%

Horizon Bancorp, Inc.
At the time of the FDIC report, Horizon was the largest of the 8 bank and thrift institutions in La Porte County, the largest of the 6 institutions in Carroll County, the second largest of the 20 institutions in Johnson County, the third largest of the 11 institutions in DeKalb County, the third largest of the 6 institutions in Cass County, the fifth largest of the 16 institutions in Tippecanoe County, and the fifth largest of the 11 institutions in Porter County.
In Michigan, Horizon was the second largest of the 7 bank and thrift institutions in Midland County and the fourth largest of the 9 institutions in Berrien County.
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

Horizon Bancorp, Inc.
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
Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance
sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Recently, the Federal bank regulatory agencies, working jointly, adopted a rule designed to simplify capital requirements for community banks, allowing qualifying community banks to adopt a simple community bank leverage ratio. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2019, please refer to the subsection titled
“Capital Regulation”
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
Effective as of June 30, 2016, the reserve ratio reached 1.15% and a new assessment rate schedule became effective July 1, 2016, with rates ranging from 3 to 30 basis points instead of 5 to 35 basis points. Assessment rates for all established smaller banks will be determined using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The new pricing system eliminates risk categories, but establishes minimum and maximum assessment rates for established small banks based on a bank’s CAMELS composite ratings (
i.e.
, capital adequacy, asset quality, management, earnings, liquidity and sensitivity).
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
FDIC-insured institutions have also been subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the insolvent Federal Savings and Loan Insurance Corporation, an early predecessor of the DIF. The FICO bonds were scheduled to be repaid between 2017 and 2019, and the last FICO assessment on institutions like Horizon Bank was collected on the March 29, 2019, FDIC Quarterly Certified Statement Invoice.
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

Horizon Bancorp, Inc.
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
Effective January 1, 2015 (subject to certain
phase-in
provisions through January 1, 2019), the Company became subject to federal banking rules implementing changes arising from Dodd-Frank and the U.S. Basel Committee on Banking Supervision, providing a capital framework for all U.S. banks and bank holding companies (“Basel III”). Basel III increased the minimum requirements for both the quantity and quality of capital held by Horizon and the Bank. The rules include a common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% (increased from 4.0%), a total capital ratio of 8.0% (unchanged from prior rules) and a minimum leverage ratio of 4.0%. The rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of certain bonuses to senior executive management. The capital conservation buffer requirement was phased in over three years beginning in 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5%.
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
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, to modify or remove certain financial reform rules and regulations, including some implemented under the Dodd-Frank Act. As directed by the Regulatory Relief Act, in October 2019, federal banking regulators established a “Community Bank Leverage Ratio” to replace the leverage and risk-based regulatory capital ratios for qualifying community banking organizations that choose to opt in to the new framework. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” of 9% will be considered to have met generally applicable leverage and risk-based regulatory capital ratios, and any qualifying depository institution that exceeds the new ratio will be considered to be “well-capitalized” under the prompt correction action rules.

Horizon Bancorp, Inc.
The federal banking regulators also adopted additional capital simplification rules effective for 2020. The capital simplifications rules increase the individual regulatory limit for mortgage servicing assets and certain deferred tax assets, remove the aggregate 15% common equity Tier 1 capital threshold deduction, streamline the treatment for investments in the capital of unconsolidated financial institutions, and simplify the calculation for minority interest limitations for non-advanced approaches banking organizations.
Horizon’s management believes that, as of December 31, 2019, Horizon and the Bank met all capital adequacy requirements under the Basel III capital rules currently in effect.
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2019.

	Actual		Required for Capital 1 Adequacy Purposes		Required For Capital 1 Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt 1 Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital 1 (to risk-weighted assets)
Consolidated	$548,364	13.95%	$314,395	8.00%	$412,644	10.50%	N/A	N/A
Bank	497,227	12.65%	314,452	8.00%	412,718	10.50%	$393,065	10.00%
Tier 1 capital 1 (to risk-weighted assets)
Consolidated	530,643	13.50%	235,796	6.00%	334,044	8.50%	N/A	N/A
Bank	479,506	12.20%	235,823	6.00%	334,082	8.50%	314,430	8.00%
Common equity tier 1 capital 1 (to risk-weighted assets)
Consolidated	473,150	12.04%	176,846	4.50%	275,094	7.00%	N/A	N/A
Bank	479,506	12.20%	176,867	4.50%	275,126	7.00%	255,475	6.50%
Tier 1 capital 1 (to average assets)
Consolidated	530,643	10.50%	202,111	4.00%	202,111	4.00%	N/A	N/A
Bank	479,506	9.49%	202,110	4.00%	202,110	4.00%	252,638	5.00%
1	As defined by regulatory agencies
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
In addition, under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears

Horizon Bancorp, Inc.
consistent with the organization’s capital needs, assets, quality and overall financial condition. The Federal Reserve issued a letter dated February 24, 2009, to bank holding companies informing them that it expects bank holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (
i.e.
, such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common stock or preferred stock. Although the effect of this letter was revised in December 2015 to become inapplicable to certain large U.S. bank holding companies (generally, those with at least $50 billion in average total consolidated assets), the guidance remains effective for bank holding companies like Horizon.
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
New prompt corrective action requirements that became effective January 1, 2015, increased the capital level requirements necessary to qualify as “well capitalized.” At December 31, 2019, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier 1 risk-based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk-based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
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

Horizon Bancorp, Inc.
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
The CFPB has indicated that mortgage lending is an area of supervisory focus. The CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-repay,
mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay
rule makes lenders liable if they fail to assess a borrower’s ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” Failure to comply with the ability-to-repay
rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time.
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
Rules promulgated in 2019 pursuant to the Regulatory Relief Act will simplify the regulatory capital calculation and have established a “Community Bank Leverage Ratio” to replace the leverage and risk-based regulatory capital ratios. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Horizon Bancorp, Inc.
Horizon’s management will continue to review the status of the rules and regulations adopted pursuant to the Dodd-Frank Act and the Regulatory Relief Act, particularly the Community Bank Leverage Ratio framework, and to assess their probable impact on the business, financial condition and results of operations of Horizon.
Federal Home Loan Bank (“FHLB”) System
The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (
i.e.
, advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.
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
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2019, the Bank’s investment in stock of the FHLB of Indianapolis was $22.4 million. For the year ended December 31, 2019, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $1.1 million, for an annualized rate paid in dividends of 5.0%.
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

Horizon Bancorp, Inc.
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
Horizon continues to monitor existing and new privacy and data security laws for their impact on Horizon’s business operations and its customers, including the applicability and effect of laws such as the European Union’s comprehensive 2018 General Data Privacy Regulation and the California Consumer Privacy Act that went into effect on January 1, 2020.
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

Horizon Bancorp, Inc.
Legislative Initiatives
Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies. Horizon cannot predict with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or Horizon and its affiliates in particular will be affected.
BANK HOLDING COMPANY STATISTICAL DISCLOSURES
I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
Information required by this section of Securities Act Industry Guide 3 is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Item 7 below, herein incorporated by reference.
II.	INVESTMENT PORTFOLIO
A.	The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2019		December 31, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$1,415	$1,413	$16,815	$16,608	$19,277	$19,052
State and municipal	396,931	405,768	210,386	209,303	148,045	149,564
Federal agency collateralized mortgage obligations	267,272	269,252	187,563	185,003	132,871	130,365
Federal agency mortgage-backed pools	145,623	146,572	183,479	178,736	211,487	208,657
Private labeled mortgage-backed pools	—	—	—	—	1,650	1,642
Corporate notes	10,848	11,771	10,666	10,698	272	385

Total available for sale	822,089	834,776	608,909	600,348	513,602	509,665
Total held to maturity	207,899	215,147	210,112	208,273	200,448	201,085

Total investment securities	$1,029,988	$1,049,923	$819,021	$808,621	$714,050	$710,750

Horizon Bancorp, Inc.
B.	The following is a schedule of maturities of each category of available for sale and held-to-maturity debt securities and the related weighted-average yield of such securities as of December 31, 2019:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies (1)	$—	0.00%	$1,413	1.50%	$—	0.00%	$—	0.00%
State and municipal	36,006	2.04%	39,661	2.44%	112,412	3.68%	217,689	3.39%
Federal agency collateralized mortgage obligations (2)	—	0.00%	—	0.00%	48,207	2.55%	221,045	3.42%
Federal agency mortgage-backed pools (2)	—	0.00%	5,038	2.75%	70,750	2.48%	70,784	3.25%
Corporate notes	—	0.00%	1,535	3.24%	9,732	2.88%	503	0.00%

Total available for sale	36,006	2.04%	47,647	2.47%	241,101	3.07%	510,021	3.38%
Total held to maturity	7,874	3.52%	66,048	3.52%	100,110	3.83%	41,115	3.33%

Total investment securities	$43,880	2.30%	$113,695	3.08%	$341,211	3.29%	$551,136	3.38%

(1)	Fair value is based on contractual maturity or call date where a call option exists
(2)	Maturity based upon final maturity date
The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax-equivalent
basis.
Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2019.
III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications for the years indicated.

(dollars in thousands)	December 31 2019	December 31 2018	December 31 2017	December 31 2016	December 31 2015
Commercial	$2,046,651	$1,721,590	$1,669,934	$1,069,956	$804,995
Real estate	770,717	668,141	609,739	531,874	437,144
Mortgage warehouse	150,293	74,120	94,508	135,727	144,692
Consumer	669,180	549,481	460,999	398,429	362,300

Total loans	3,636,841	3,013,332	2,835,180	2,135,986	1,749,131
Allowance for loan losses	(17,667)	(17,820)	(16,394)	(14,837)	(14,534)
Loans, net	$3,619,174	$2,995,512	$2,818,786	$2,121,149	$1,734,597

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates
-
The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehouse and consumer loans, as of December 31, 2019:

(dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Maturing or repricing Commercial, financial, agricultural and commercial tax-exempt loans	$1,303,544	$676,459	$66,648	$2,046,651

Horizon Bancorp, Inc.
The following is a schedule of fixed-rate and variable-rate commercial, financial, agricultural and commercial tax-exempt
loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

(dollars in thousands)	Fixed Rate	Variable Rate
Total commercial, financial, agricultural, and commercial tax-exempt loans due after one year	$479,727	$263,380
C.
Risk Elements
Non-accrual, Past Due and Restructured Loans
- The following schedule summarizes
non-accrual,
past due and restructured loans.

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2019	2018	2017	2016	2015
Non-performing loans
Commercial
More than 90 days past due	$—	$208	$—	$183	$—
Non-accrual	4,782	6,094	6,902	2,249	5,030
Trouble debt restructuring - accruing	1,484	109	1	—	60
Trouble debt restructuring - non-accrual	1,081	492	451	—	1,915
Real estate
More than 90 days past due	1	180	—	—	1
Non-accrual	7,614	2,846	3,693	2,959	4,354
Trouble debt restructuring - accruing	1,561	1,558	1,672	1,254	808
Trouble debt restructuring - non-accrual	708	423	351	809	1,074
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non-accrual	—	—	—	—	—
Trouble debt restructuring - accruing	—	—	—	—	—
Trouble debt restructuring - non-accrual	—	—	—	—	—
Consumer
More than 90 days past due	145	180	167	58	27
Non-accrual	3,283	2,608	2,681	2,728	2,878
Trouble debt restructuring - accruing	309	335	285	238	350
Trouble debt restructuring - non-accrual	217	142	211	205	183
Total non-performing loans	21,185	15,175	16,414	10,683	16,680
Other real estate owned and repossessed collateral
Commercial	3,698	1,967	578	542	161
Real estate	28	60	200	2,648	3,046
Mortgage warehouse	—	—	—	—	—
Consumer	—	48	60	26	—
Total other real estate owned and repossessed collateral	3,726	2,075	838	3,216	3,207
Total non-performing assets	$24,911	$17,250	$17,252	$13,899	$19,887

(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding as of December 31, 2019, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$1,129
Interest income actually recorded on non-accrual loans outstanding as of December 31, 2019, and included in net income for the period.	808

Interest income not recognized during the period on non-accrual loans outstanding as of December 31, 2019.	$321

Horizon Bancorp, Inc.
Discussion of
Non-Accrual
Policy
1.	From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non-accruing
loan. Further, it is management’s policy to place a commercial loan on a non-accrual
status when delinquent in excess of 90 days or management has determined that the borrower’s ability to continue to make payments is in doubt. The officer responsible for the loan, the Executive Vice President and Chief Commercial Banking, Officer and the senior commercial loan workout officer must review all loans placed on non-accrual
status.
2.	Potential Problem Loans:
Impaired and
non-accrual
loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $21.2 million and $15.2 million at December 31, 2019 and 2018. The allowance for impaired and non-accrual
loans included in the Bank’s allowance for loan losses totaled $459,000 and $1.0 million at those respective dates. The average balance of impaired loans during 2019 and 2018 was $10.4 million and $7.4 million.
3.	Foreign Outstandings:
None.
4.	Loan Concentrations:
As of December 31, 2019, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.
D.	Other Interest-Bearing Assets
There are no other interest-bearing assets as of December 31, 2019, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.
IV.	SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following is an analysis of the activity in the allowance for loan losses account:

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2019	2018	2017	2016	2015
Loans outstanding at the end of the period (1)	$3,636,841	$3,013,332	$2,835,180	$2,135,986	$1,749,131
Average loans outstanding during the period (1)	3,500,649	2,910,741	2,335,126	1,948,580	1,593,790
(1)	Net of unearned income and deferred loan fees

Horizon Bancorp, Inc.

	December 31	December 31	December 31	December 31	December 31
(dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of the period	$17,820	$16,394	$14,837	$14,534	$16,501
Loans charged-off:
Commercial	863	473	629	758	3,437
Real estate	93	76	89	213	288
Consumer	2,312	2,003	1,535	1,689	2,374

Total loans charged-off	3,268	2,552	2,253	2,660	6,099
Recoveries of loans previously charged-off:
Commercial	199	176	298	210	192
Real estate	46	27	44	97	69
Consumer	894	869	998	814	709

Total loan recoveries	1,139	1,072	1,340	1,121	970
Net loans charged-off	2,129	1,480	913	1,539	5,129
Provision charged to operating expense	1,976	2,906	2,470	1,842	3,162

Balance at end of the period	$17,667	$17,820	$16,394	$14,837	$14,534

Percent of net charge-offs to average loans outstanding for the period	0.06%	0.05%	0.04%	0.07%	0.26%

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31, 2019		December 31, 2018		December 31, 2017
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$11,996	68%	$10,495	59%	$9,093	56%
Real estate	923	5%	1,676	9%	2,188	13%
Mortgage warehousing	1,077	6%	1,006	6%	1,030	6%
Consumer	3,671	21%	4,643	26%	4,083	25%
Unallocated	—	—	—	—	—	—

Total	$17,667	100%	$17,820	100%	$16,394	100%

	December 31, 2016		December 31, 2015
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$6,579	45%	$7,195	49%
Real estate	2,090	14%	2,476	17%
Mortgage warehousing	1,254	8%	1,007	7%
Consumer	4,914	33%	3,856	27%
Unallocated	—	—	—	—

Total	$14,837	100%	$14,534	100%

In 1999, Horizon began a mortgage warehousing program. This program is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Notes to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2019, Horizon processed approximately $2.935 billion in mortgage warehouse loans.
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

Horizon Bancorp, Inc.
VII	SHORT TERM BORROWINGS

The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of stockholders’ equity at the end of the period.

	December 31	December 31
(dollars in thousands)	2019	2018
Outstanding at year-end	$90,941	$52,116
Approximate weighted-average interest rate at year-end	0.70%	0.64%
Highest amount outstanding as of any month-end during the year	$97,301	$61,383
Approximate average outstanding during the year	81,264	51,385
Approximate weighted-average interest during the year	0.84%	0.43%

ITEM
1A. RISK FACTORS
An investment in Horizon’s securities is subject to risks inherent to our business. The material risks and uncertainties that management believes currently affect Horizon are described below, categorized as risks related to our business and risks related to our common stock. Before making an investment decision, you should carefully consider these risks as well as information we include or incorporate by reference in this report and other filings we make with the SEC. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business operations.
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
Risks Related to Our Business
As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:
•	Credit risk : the risk that loan customers or other parties will be unable to perform their contractual obligations;

•	Market risk : the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;

•	Liquidity risk : the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs;

•	Operational risk : the risk of financial and reputational loss resulting from fraud, inadequate or failed internal processes, cyber-security breaches, people and systems, or external events;

•	Economic risk : the risk that the economy in our markets could decline resulting in increased unemployment, decreased real estate values and increased loan charge-offs;

•	Compliance risk : the risk of additional action by our regulators or additional regulation that could hinder our ability to do business profitably;

•
Regulatory risk
: the risk presented by the need to comply with all laws, rules and regulations from multiple regulatory agencies, including but not limited to the FDIC, CFPB, Indiana Department of Financial Institutions, Federal Reserve Bank and the Board of Governors of the Federal Reserve, and the Department of Labor; and

•	Fiduciary risk: the risk of failing to act in our fiduciary capacity in the best interests of the grantors and beneficiaries of trust accounts and benefit plans.

Horizon Bancorp, Inc.
The current economic environment poses challenges that could adversely affect our financial condition and results of operations.
For many years, we operated in a challenging and uncertain economic environment due to the volatility and disruption caused by the major recession that began in 2008. The housing market was significantly impacted, several major banks collapsed, and the U.S. economy continued to shrink through the third quarter of 2009, representing the longest downturn since the Great Depression. Now, a decade later and through 2019, the U.S. economy continues to recover, but unevenly. The labor market has seen significant recovery and employment levels are returning to pre-2008
recession levels, but many challenges face the economy going forward, such as elevated pension and medical costs, government budget deficits, looming escalation of trade conflicts with China, threats of escalated foreign conflicts, the global impact of BREXIT, the economic impact related to the Coronavirus, and others. In addition, the Federal Reserve has reduced interest rates three times during 2019, reversing nearly all of the rate increases of 2018, primarily reacting to uncertainty over trade issues and slowing global growth. Global and national economic changes will ultimately have local economic impact, and can impact us directly and indirectly. Financial institutions, such as the Bank, retain direct exposure to the residential and commercial real estate markets, and local declines in real estate values, home sales volumes, and loss of confidence in the U.S. economy or loss of employment by borrowers, could have an adverse effect on our financial condition and results of operations. In general, any loss confidence in the U.S. or local economy could cause financial stress on borrowers and their customers, driving losses beyond that which is provided in our allowance for loan losses and potentially resulting in the following additional consequences: increases in loan delinquencies, problem assets and foreclosures; declining demand for our products and services; decreased deposits, which would negatively impact our liquidity position; and declining asset and collateral values associated with our existing loans, reducing a customer’s borrowing power and our security for the loans.
An economic slowdown in our primary market areas could affect our business.
Our primary market area for deposits and loans consists of northern and central Indiana and southern and central Michigan. An economic slowdown could hurt our business and the possible consequences of such a downturn could include the following:
•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral securing loans;

•	an increase in loans charged off;

•	an increase in the Company’s expense to fund loan loss reserves;

•	an increase in collection costs;

•	a decline in the demand for our products and services; and

•	an increase in non-accrual loans and other real estate owned.

We face intense competition in all phases of our business from other banks, financial institutions and non-banks.
The banking and financial services business in most of our markets is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, neo-banks
(a digital or mobile-only bank that exists without any physical bank branches), and other non-bank
financial and digital service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.
Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using neo-banks,
non-banks
and financial technology (“FinTech”) companies that historically have involved banks at one or both ends of the transaction. These entities now offer products and services traditionally provided by community banks and often at lower costs. The wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems, deposit and lending platforms in which banks play only minor roles. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Use of emerging alternative payment platforms, such as Apple Pay or Bitcoin or other cryptocurrencies, can alter consumer credit card behavior and consequently impact our interchange fee income.

Horizon Bancorp, Inc.
The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The effects of disintermediation can also impact the lending business because of the fast growing body of FinTech companies that use software to deliver mortgage lending and other financial services. A related risk is the migration of bank personnel away from the traditional bank environments into neo-banks,
FinTech companies and other
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
Annually, the number of banks and the number of bank branches continues to decrease, which decreases the opportunities to expand through acquisitions. Horizon is also experiencing an increase in competition to acquire other banks, due to the overall strength of financial institutions and their high capital levels. In addition, credit unions and FinTech companies are now actively pursuing small bank acquisitions. Increased competition for bank acquisitions may slow Horizon’s ability to grow earning assets at comparable historical growth rates.
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
Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments re-price,
resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers flow funds away from us into direct investments, such as U.S. Government bonds, corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions such as ours. These consequences and consumer reactions may be more likely to occur during a future rise in interest rates as a result of, and in reaction to, the historically low interest rates that persisted for an extended period of time from 2008 until the rates started to rise again slowly in late 2015. In other words, historical consumer behavior may not be a reliable predictor of future consumer behavior in a period of rising interest rates (such as 2018 and 2019), resulting in a larger outflow of deposits or a higher level of loan prepayments than we would expect. In either case, our deposit costs may increase and our loan interest income may decline, either or both of which may have an adverse effect on our financial results.
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

Horizon Bancorp, Inc.
Our commercial, residential mortgage and consumer loans expose us to increased credit risks.
We have a large percentage of commercial, residential mortgage and consumer loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans also typically have much larger loan balances than residential mortgage loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses. Residential mortgage loans are at risk due to rising unemployment rates and increasing interest rates, which may adversely affect the underlying real estate value.
Our holdings of construction, land and home equity loans may pose more credit risk than other types of mortgage loans.
Construction loans, loans secured by commercial real estate and home equity loans generally entail more risk than other types of mortgage loans. When real estate values decrease, the developers to whom we lend are likely to experience a decline in sales of new homes from their projects. Land and construction loans are more likely to become non-performing
as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans and as other owners of such real estate (including homeowners) are unable to keep up with their payments. We strive to establish what we believe are adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves, and ultimately result in a material level of charge-offs, which would adversely impact our results of operations, liquidity and capital.
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
In addition, Horizon is adopting FASB’s new current expected credit loss (“CECL”) accounting standard, which will change the process by which we account for our Allowance for Loan and Lease Loss Reserve. As a new standard, it is subject to possible change and uncertainty about how the new process may impact Horizon’s financial statements.
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

Horizon Bancorp, Inc.
We may be exposed to risk of environmental liabilities with respect to real property to which we take title.
In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties (including liabilities for property damage, personal injury, investigation and clean-up
costs incurred by these parties in connection with environmental contamination), or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.
We are exposed to intangible asset risk in that our goodwill may become impaired.
As of December 31, 2019, we had $177.9 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 11, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form
10-K
for the year ended December 31, 2019.
Our role as a fiduciary trustee for corporate employee stock ownership plans (“ESOPs”) may expose us to increased risk of litigation due to heightened scrutiny of this role by the U.S. Department of Labor and the plaintiffs’ bar.
The U.S. Department of Labor and the plaintiffs’ bar have been aggressively targeting ESOP trustees and transactions on a variety of fronts, including valuations and the amount that ESOP trustees pay to buy back stock from selling shareholders, as well as the indemnity agreements commonly used by ESOP companies to protect ESOP fiduciaries from undue risk and exposure. We act as an independent trustee for corporate ESOP plans throughout the U.S., which may expose us to an increased risk of litigation from the U.S. Department of Labor and the plaintiffs’ bar.
We may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for loans and other financing agreements.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to
USD-LIBOR
for use in derivatives and other financial contracts that are currently indexed to
USD-LIBOR.
ARRC has proposed a paced market transition plan to SOFR from
USD-LIBOR
and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to
USD-LIBOR.
The Company has material contracts that are indexed to
USD-LIBOR
and is monitoring this activity and evaluating the related risks.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not have to increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance.
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

Horizon Bancorp, Inc.
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
We may also face compliance risks arising from the new and growing body of privacy and data security laws enacted by foreign governments, such as the European Union’s comprehensive 2018 General Data Privacy Regulation, and by U.S. state governments, such as the California Consumer Privacy Act that went into effect on January 1, 2020.
The full impact of the Tax Cuts and Jobs Act on us and our customers continues to be uncertain.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Tax Reform Act”), which introduced broad and complex tax reforms. Among other changes, the Tax Reform Act reduced the corporate tax rate for 2018 and limited the utilization of net operating losses to offset taxable income. As a result, during the fourth quarter of 2017, Horizon recognized an increase in income tax expense because of a $2.4 million adjustment of Horizon’s net deferred tax assets to the new corporate rate. Many aspects of the Tax Reform Act were clarified during 2018 by the U.S. Treasury and the Internal Revenue Service, but many others remain unclear. As recently as December 2019, these agencies released proposed regulations on the tax deductibility of officers’ compensation by publicly held corporations. As additional clarification and implementation guidance is issued on the Tax Reform Act, we may need to make further adjustments, which could have an impact on our earnings.
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

Horizon Bancorp, Inc.
Our information systems may experience cyber-attacks or an interruption or breach in security. Our cybersecurity systems could be inadequate or fail.
We rely heavily on internal and outsourced technologies, communications, and information systems to conduct our business. Additionally, in the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of cyber-attacks (such as unauthorized access to our systems, computer viruses or other malicious code). These risks have increased for all financial institutions as new technologies, including the use of the Internet and telecommunications technologies (including mobile devices), have become commonly used to conduct financial and other business transactions, during a time of increased technological sophistication of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, both domestic and foreign. However, we have analyzed and will continue to analyze security related to device-specific considerations, user access topics, transaction-processing and network integrity.
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

Horizon Bancorp, Inc.
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
We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. We generally seek merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality issues of the target company;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention away from day-to-day operations;
•	the possible loss of key employees, business and customers of the target company;
•	difficulty in estimating the value of the target company; and
•	potential problems in integrating the target company’s data processing and ancillary systems, customers and employees with ours.

Horizon Bancorp, Inc.
As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving the payment of cash or the issuance of our debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. To the extent we were to issue additional shares of common stock in any such transaction, our current shareholders would be diluted and such an issuance may have the effect of decreasing our stock price, perhaps significantly. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
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
In addition, the stock market in general has experienced price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

Horizon Bancorp, Inc.
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Street, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Street, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 73 sales offices and one loan production office located in various cities and towns in northern and central Indiana and southern and central Michigan. Horizon maintains such branches and offices as it believes are necessary for the convenience of its customers and the community, and Horizon frequently assesses the suitability of all its business locations.
Horizon owns all of its facilities except for leased offices in East Lansing, Michigan and Grand Rapids, Michigan . The Bank also leases one loan production office in Troy, Michigan.
ITEM 3. LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
SPECIAL ITEM: INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Craig M. Dwight	63
Chairman of Horizon since July 2014; Chairman and Chief Executive Officer of the Bank since January 2003; Chief Executive Officer of Horizon and the Bank since July 2001; President of the Bank from 1998 to January 2003.

James D. Neff	60
President of Horizon and the Bank since January 2018; Executive Vice President – Consumer and Mortgage Banking of the Bank from 2016 to January 2018; Executive Vice President – Mortgage Banking of the Bank from January 2004 to 2016; Senior Vice President of the Bank from October 1999 to January 2004; Corporate Secretary of Horizon from 2007 to 2017.

Mark E. Secor	53
Executive Vice President of Horizon since January 2014
;
Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager from June 2007 to January 2009; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007.

Kathie A. DeRuiter	58
Executive Vice President of Horizon and Senior Bank Operations Officer since January 2014; Senior Vice President, Senior Bank Operations Officer from January 2003 to January 2014; Vice President, Senior Bank Operations Officer from January 2000 to January 2003.

Dennis J. Kuhn	60
Executive Vice President and Chief Commercial Banking Officer since October 2017; Regional Market President for Michigan and Northeast Indiana from February 2014 to October 2017; Chair of the Regional Loan Committee; Market President for Kalamazoo, Michigan from May 2010 to October 2017.

Todd A. Etzler	53
Senior Vice President and General Counsel since July 2018; Vice President and General Counsel since March 2017; Corporate Secretary since January 2018. General Counsel of Family Express Corporation from July 2011 to March 2017.

All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

Horizon Bancorp, Inc.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Related Stockholder Matters
Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.”
The approximate number of holders of record of Horizon’s outstanding common stock as of February 27, 2020 was 1,509.
The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2019.

Horizon Bancorp, Inc.
Performance Graph
The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five-year total shareholder returns on the common shares with market and industry returns over the past five years. S&P Global Market Intelligence prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2014, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

Index	December 31 2014	December 31 2015	December 31 2016	December 31 2017	December 31 2018	December 31 2019
Horizon Bancorp, Inc.	100.00	108.88	167.30	169.07	146.83	181.60
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank $1B-$5B Index	100.00	111.94	161.04	171.69	150.42	182.85
SNL Micro Cap Bank Index	100.00	111.20	136.72	167.25	158.70	177.22

Source: S&P Global Market Intelligence
©
2020

Horizon Bancorp, Inc.
The following chart compares the change in market price of Horizon’s common stock since December 31, 2014 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

Index	December 31 2014	December 31 2015	December 31 2016	December 31 2017	December 31 2018	December 31 2019
Horizon Bancorp, Inc.	100.00	106.96	160.67	159.53	135.83	163.54
Indiana Banks (1)	100.00	111.81	156.16	186.91	190.71	201.38
Michigan Banks (1)	100.00	110.52	130.62	140.61	157.23	179.68

(1)	excludes merger targets

Source: S&P Global Market Intelligence
©
2020

Horizon Bancorp, Inc.
ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended December 31
	2019	2018	2017	2016	2015
Earnings
Net interest income	$160,791	$134,569	$112,100	$85,992	$74,734
Provision for loan losses	1,976	2,906	2,470	1,842	3,162
Non-interest income	43,058	34,413	33,136	35,455	30,402
Non-interest expense	122,032	102,516	94,813	86,892	74,193
Income tax expense	13,303	10,443	14,836	8,801	7,232

Net income	66,538	53,117	33,117	23,912	20,549
Preferred stock dividend	—	—	—	(42)	(125)

Net income available to common shareholders	$66,538	$53,117	$33,117	$23,870	$20,424

Cash dividends declared	$20,835	$15,418	$11,720	$8,382	$6,216

Per Share Data
Basic earnings per share (1)	$1.53	$1.39	$0.96	$0.79	$0.87
Diluted earnings per share (1)	1.53	1.38	0.95	0.79	0.84
Cash dividends declared per common share (1)	0.46	0.40	0.33	0.27	0.26
Book value per common share (1)	14.59	12.82	11.93	10.25	9.47
Weighted-average shares outstanding:
Basic (1)	43,493,316	38,347,059	34,553,736	29,981,592	23,648,166
Diluted (1)	43,597,595	38,495,231	34,760,439	30,123,615	24,295,968
Period End Totals
Loans, net of deferred loan fees and unearned income	$3,636,841	$3,013,332	$2,831,995	$2,135,986	$1,749,131
Allowance for loan losses	17,667	17,820	16,394	14,837	14,534
Total assets	5,246,829	4,246,688	3,964,303	3,141,156	2,652,401
Total deposits	3,931,002	3,139,376	2,881,003	2,471,210	1,880,153
Total borrowings	606,052	588,221	601,810	304,945	482,144
Ratios
Loan to deposit	92.62%	96.02%	98.30%	86.43%	93.03%
Loan to total funding	80.25%	80.87%	81.31%	76.94%	74.04%
Return on average assets	1.35%	1.31%	0.97%	0.81%	0.87%
Average stockholders’ equity to average total assets	12.28%	11.65%	11.15%	10.22%	9.30%
Return on average stockholders’ equity	10.98%	11.22%	8.74%	7.92%	9.87%
Dividend payout ratio (dividends divided by basic earnings per share)	31.31%	29.03%	34.78%	34.33%	29.85%
Price to book value ratio	130.27%	123.09%	155.28%	182.13%	131.26%
Price to earnings ratio	12.42x	11.35x	19.45x	23.56x	14.78x

(1)	Adjusted for 3:2 stock splits on June 15, 2018 and November 14, 2016.

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
ITEM
 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was chartered as a national banking association in 1873, until its conversion to an Indiana commercial bank effective June 23, 2017, and has operated continuously since 1873. The Bank is a full-service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. All share data included below has been adjusted to reflect Horizon’s three-for-two
stock split paid on June 15, 2018.
2019 Highlights
Following are some highlights of Horizon’s financial performance during 2019:
•	Net income for the year ended December 31, 2019 was $66.5 million, or $1.53 diluted earnings per share, compared to $53.1 million, or $1.38 diluted earnings per share, for the year ended December 31, 2018. This represents the highest annual net income and diluted earnings per share in the Company’s history.

•	Core net income for the year 2019 increased 31.6% to $70.7 million, or $1.63 diluted earnings per share, compared to $53.7 million, or $1.40 diluted earnings per share, for the year 2018. (See the
“Non-GAAP
Reconciliation of Net Income and Diluted Earnings per Share” table under the heading “Use of
Non-GAAP
Financial Measures” below for the definition of core net income.)

•	Return on average assets was 1.35% for the year ended December 31, 2019 compared to 1.31% for the year ended December 31, 2018.

•	Core return on average assets for the year ended December 31, 2019 was 1.43% compared to 1.33% for the year ended December 31, 2018. (See the
“Non-GAAP
Reconciliation of Return on Average Assets and Return on Average Common Equity” table under the heading “Use of
Non-GAAP
Financial Measures” below for the definition of core return on average assets.)

•	Consumer loans increased at a rate of 21.8%, or $119.7 million, during the year ended December 31, 2019. Excluding acquired loans, consumer loans increased at a rate of 6.3%, or $34.6 million during the year ended December 31, 2019.

•	Net interest income increased $26.2 million, or 19.5%, to $160.8 million for the year ended December 31, 2019 compared to $134.6 million for the year ended December 31, 2018.

•	Net interest margin was 3.69% for the year ended December 31, 2019 compared to 3.71% for the year ended December 31, 2018.

•	Horizon’s tangible book value per share increased to $10.63 at December 31, 2019, compared to $9.43 at December 31, 2018.

•	On March 26, 2019, Horizon announced the completion of the previously announced acquisition of Salin Bancshares, Inc. (“Salin”) and its wholly-owned subsidiary, Salin Bank and Trust Company (“Salin Bank”), headquartered in Indianapolis, Indiana.

•	On June 18, 2019, Horizon’s Board of Directors approved an increase in the Company’s quarterly cash dividend from $0.10 to $0.12 per share.

•	On July 16, 2019, Horizon’s Board of Directors authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2019, Horizon had repurchased a total of 99,407 shares at an average price per share of $16.04.

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Critical Accounting Policies
The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form
10-K
for 2019 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC
350-10
establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2019, Horizon had core deposit intangibles of $26.7 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC
350-10
requires an annual evaluation of goodwill for impairment. The evaluation of goodwill for impairment requires the use of estimates and assumptions. Market price at the close of business on December 31, 2019 was $19.00 per share compared to a tangible book value of $10.63 per common share. Horizon’s return on average assets was 135 basis points for the year ending December 31, 2019.

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
Analysis of Financial Condition
Horizon’s total assets were $5.2 billion as of December 31, 2019, an increase of $1.0 billion from December 31, 2018. The increase was primarily in net loans of $623.7 million, investment securities available for sale of $234.4 million, cash and due from banks of $40.3 million, goodwill of $31.4 million, other intangible assets of $16.3 million and premises and equipment of $17.9 million primarily due to the acquisition of Salin Bancshares, Inc.
Investment Securities
Investment securities carrying values totaled $1.0 billion at December 31, 2019, and consisted of Treasury and federal agency securities of $1.4 million (0.1%); state and municipal securities of $596.5 million (57.2%); federal agency mortgage-backed pools of $159.1 million and federal agency collateralized mortgage obligations of $273.8 million (41.5%); and corporate securities of $11.8 million (1.1%).
As indicated above, 41.5% of the investment portfolio consists of mortgage-backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage-backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2019, the mortgage-backed securities and collateralized mortgage obligations in the investment portfolio had an average duration of 3.62 years. Securities that have interest rates above current market rates are purchased at a premium. Management monitors these investments periodically for other than temporary impairment by obtaining and reviewing the underlying collateral details and has concluded at December 31, 2019, any unrealized loss is temporary and that the Company has the intent and ability to hold these investments to maturity.
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

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
At December 31, 2019 and 2018, 80.1% and 74.1%, respectively, of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $12.7 million, which resulted in a balance of $10.0 million, net of tax, included in stockholders’ equity at December 31, 2019. This compared to net depreciation on securities which totaled $6.8 million, net of tax, included in stockholders’ equity at December 31, 2018.
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
As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2019 and 2018, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $22.4 million and $18.1 million, respectively.
At December 31, 2019, Horizon did not maintain a trading account.
For more information about securities, see Note 4 – Securities to the Consolidated Financial Statements at Item 8.

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Total Loans
Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $3.637 billion at December 31, 2019. The current level of total loans increased 20.7% from the December 31, 2018, level of $3.013 billion primarily due to the acquisition of Salin Bancshares, Inc. The table below provides comparative detail on the loan categories.

	December 31 2019	December 31 2018	Dollar Change	Percent Change
Commercial
Working capital and equipment	$938,317	$804,083	$134,234	16.7%
Real estate, including agriculture	978,891	834,037	144,854	17.4%
Tax exempt	63,571	48,975	14,596	29.8%
Other	65,872	34,495	31,377	91.0%

Total	2,046,651	1,721,590	325,061	18.9%
Real estate
1-4 family	762,571	659,754	102,817	15.6%
Other	8,146	8,387	(241)	-2.9%

Total	770,717	668,141	102,576	15.4%
Consumer
Auto	362,729	327,413	35,316	10.8%
Recreation	16,262	13,975	2,287	16.4%
Real estate/home improvement	43,585	39,587	3,998	10.1%
Home equity	237,979	163,209	74,770	45.8%
Unsecured	7,286	4,043	3,243	80.2%
Other	1,339	1,254	85	6.8%

Total	669,180	549,481	119,699	21.8%
Mortgage warehouse	150,293	74,120	76,173	102.8%

Total loans	3,636,841	3,013,332	623,509	20.7%
Allowance for loan losses	(17,667)	(17,820)	153	-0.9%

Loans, net	$3,619,174	$2,995,512	$623,662	20.8%

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

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31 2019	December 31 2018	December 31 2017
Commercial	$1,980,948	$1,676,013	$1,227,698
Real estate	778,844	641,161	567,581
Mortgage warehouse	107,259	82,240	89,212
Consumer	633,598	511,327	450,635

Total average loans	$3,500,649	$2,910,741	$2,335,126

Commercial Loans
Commercial loans totaled $2.047 billion, or 56.3% of total loans as of December 31, 2019, compared to $1.722 billion, or 57.1% as of December 31, 2018. The increase during 2019 was primarily due to the acquisition of Salin which added $352.8 million in commercial loans, offset by principal reductions from payments.
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2019			December 31, 2018
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed	325	$65,661	3.2%	322	$68,849	4.0%
Municipal government	73	63,572	3.1%	2	11,600	0.7%
Lines of credit	1,328	407,558	19.9%	1,239	306,935	17.8%
Real estate and equipment	4,456	1,509,860	73.8%	4,022	1,334,206	77.5%

Total	6,182	$2,046,651	100.0%	5,585	$1,721,590	100.0%

Fixed rate term loans with a book value of $350.8 million and a fair value of $363.0 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2019 equally offset each other. Fair values are determined by the counterparty using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are Level 3 inputs under the fair value hierarchy as described above.
At December 31, 2019, the commercial loan portfolio held $112.0 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $63.0 million were at their floor at December 31, 2019.
Residential Real Estate Loans
Residential real estate loans totaled $770.7 million, or 21.2% of total loans as of December 31, 2019, compared to $668.1 million, or 22.2% of total loans as of December 31, 2018. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2019 was primarily due to the acquisition of Salin which added $131.0 million in residential real estate loans, offset by principal reductions from payments.
In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2019, $238.0 million in home equity lines of credit compared to $163.2 million at December 31, 2018. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 5 of the Consolidated Financial Statements at Item 8.

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Residential real estate lending is a highly competitive business. As of December 31, 2019, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2019			December 31, 2018
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$160,742	20.9%	4.33%	$116,102	17.4%	4.38%
Biweekly payment	—	0.0%	0.00%	3	0.0%	7.13%
Adjustable rate
Monthly payment	609,975	79.1%	3.96%	552,036	82.6%	3.90%
Biweekly payment	—	0.0%	0.00%	—	0.0%	0.00%

Subtotal	770,717	100.0%	4.06%	668,141	100.0%	3.99%

Loans held for sale	4,088			1,038

Total real estate loans	$774,805			$669,179

The increase in fixed and adjustable rate residential mortgage loans during 2019 was primarily due to the real estate loans acquired in the Salin acquisition. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2019 and 2018, approximately $269.7 million and $188.8 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.447 billion and $1.299 billion at December 31, 2019 and 2018.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2019, totaled approximately $14.4 million compared to the carrying value of $14.3 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31 2019	December 31 2018	December 31 2017
Mortgage servicing rights
Balances, January 1	$12,876	$12,189	$11,681
Servicing rights capitalized	3,547	1,883	2,109
Amortization of servicing rights	(1,377)	(1,196)	(1,601)

Balances, December 31	15,046	12,876	12,189

Impairment allowance
Balances, January 1	(527)	(587)	(507)
Additions	(234)	(78)	(85)
Reductions	42	138	5

Balances, December 31	(719)	(527)	(587)

Mortgage servicing rights, net	$14,327	$12,349	$11,602

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
At December 31, 2019, the mortgage warehouse loan balance was $150.3 million compared to $74.1 million as of December 31, 2018. The increase in mortgage warehouse loans reflected a decrease in long-term interest rates in 2019 and higher refinance volume.
Consumer Loans
Consumer loans totaled $669.2 million, or 18.4% of total loans as of December 31, 2019, compared to $549.5 million, or 18.2% as of December 31, 2018. The increase during 2019 was due to $85.1 million acquired through the acquisition of Salin and organic growth of $34.6 million net of principal reductions from payments. This organic growth is a result of placing additional focus on consumer lending, in addition to recent merger activity providing entry into new market areas.
Allowance and Provision for Loan Losses
At December 31, 2019, the allowance for loan losses was $17.7 million, or 0.49% of total loans outstanding, compared to $17.8 million, or 0.59%, at December 31, 2018. During 2019, the expense for provision for loan losses totaled $2.0 million compared to $2.9 million in 2018. The ratio of the allowance for loan losses to total loans, excluding loans with credit-related purchase accounting adjustments, was 0.61% as of December 31, 2019 compared to 0.72% as of December 31, 2018. The decrease in the ratio of the allowance for loan losses to total loans, excluding loans with credit-related purchase accounting adjustments was due to all-time low historical loss rates and stable economic factors. Loan loss reserves and credit-related loan discounts on acquired loans as a percentage of total loans was 1.04% as of December 31, 2019 compared to 0.98% as of December 31, 2018. (See the
“Non-GAAP
Allowance for Loan and Lease Loss Detail” table under the heading “Use of
Non-GAAP
Financial Measures” below.)
Horizon assesses the adequacy of its Allowance for Loan and Lease Losses (“ALLL”) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for loan losses is determined to bring the total ALLL to a level called for by the analysis.
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for loan losses. Horizon considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2019.

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

	December 31 2019	December 31 2018	December 31 2017
Non-performing loans	$21,185	$15,175	$16,414

Non-performing
loans total 119.9%, 85.2% and 100.1% of the allowance for loan losses at December 31, 2019, 2018 and 2017, respectively.
Non-performing
loans at December 31, 2019 totaled $21.2 million, an increase from a balance of $15.2 million as of December 31, 2018 and an increase from the balance of $16.4 million as of December 31, 2017. The increase in non-performing
loans in 2019 was primarily due to the Salin acquisition.
Non-performing
loans as a percentage of total loans was 0.58% as of December 31, 2019, an increase from 0.50% as of December 31, 2018 and 0.58% from December 31, 2017.
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
Other Real Estate Owned (“OREO”) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31 2019	December 31 2018	December 31 2017
Other real estate owned	$3,726	$2,027	$778

OREO totaled $3.7 million on December 31, 2019, an increase of $1.7 million from December 31, 2018 and $2.9 million from December 31, 2017. On December 31, 2019, OREO was comprised of 12 properties. Of these properties, 10 totaling $3.7 million were commercial real estate and two totaling $28,000 were residential real estate. The majority of the increase in OREO during 2019 was because several bank owned properties acquired through acquisitions and listed for sale were re-classified
to other real estate owned and recorded at fair value during the second quarter of 2019.
No mortgage warehouse loans were
non-performing
or OREO as of December 31, 2019, 2018 or 2017.

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Deferred Tax
Horizon had a net deferred tax liability totaling $3.5 million as of December 31, 2019 and a net deferred tax asset of $4.4 million as of December 31, 2018. The following table shows the major components of deferred tax:

	December 31 2019	December 31 2018
Assets
Allowance for loan losses	$4,120	$3,831
Net operating loss and tax credits (from acquisitions)	54	1,038
Director and employee benefits	1,890	2,392
Unrealized loss on AFS securities and fair value hedge	—	2,165
Accrued pension	775	801
Fair value adjustment on acquisitions	—	—
Other	2,145	670

Total assets	8,984	10,897

Liabilities
Depreciation	(4,456)	(1,850)
State tax	(10)	(137)
Federal Home Loan Bank stock dividends	(368)	(330)
Difference in basis of intangible assets	(3,427)	(2,919)
Fair value adjustment on acquisitions	(2,488)	(62)
Unrealized gain on AFS securities and fair value hedge	(1,710)	—
Other	(63)	(119)

Total liabilities	(12,522)	(5,417)
Valuation allowance	—	(1,038)

Net deferred tax asset/(liability)	$(3,538)	$4,442

Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $3.931 billion at December 31, 2019, compared to $3.139 billion at December 31, 2018. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the Years Ended December 31			Average Rate Paid for the Years Ended December 31
	2019	2018	2017	2019	2018	2017
Non-interest bearing demand deposits	$757,389	$624,576	$533,852
Interest bearing demand deposits	1,024,099	827,255	831,292	0.68%	0.30%	0.14%
Savings deposits	552,101	416,404	388,953	0.32%	0.08%	0.07%
Money market	483,187	403,475	310,310	1.09%	0.72%	0.35%
Time deposits	948,550	771,853	515,341	2.07%	1.55%	1.04%

Total deposits	$3,765,326	$3,043,563	$2,579,748

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The $1.0 billion increase in average deposits during 2019 was primarily the result of an increase in the depositor base due to the Salin acquisition. The transactional accounts average balances, as the lower cost funding sources, increased $132.8 million and the average balances for higher cost time deposits increased $220.8 million. Horizon continually enhances its interest-bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.
Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2019:

Due in three months or less	$186,089
Due after three months through six months	85,555
Due after six months through one year	115,967
Due after one year	73,824

$461,435

Interest expense on time certificates of $100,000 or more was approximately $10.7 million, $6.8 million, and $3.2 million for 2019, 2018 and 2017. Interest expense on time certificates of $250,000 or more was approximately $7.4 million, $4.6 million and $1.2 million for 2019, 2018 and 2017.
Off-Balance
Sheet Arrangements
As of December 31, 2019, Horizon did not have any
off-balance
sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term
“off-balance
sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
Contractual Obligations
The following tables summarize Horizon’s contractual obligations and other commitments to make payments as of December 31, 2019:

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Certificates of deposit	$975,612	$747,022	$204,313	$22,995	$1,282
Borrowings (1)	549,741	276,970	67,324	80,299	125,148
Subordinated debentures (2)	56,311	—	—	—	56,311
(1)	Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon’s banking subsidiary. See Note 13 in Horizon’s Consolidated Financial Statements at Item 8.
(2)	Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009, Heartland in 2012, LaPorte/City Savings in 2016 and Salin in 2019.
See Note 15 in Horizon’s Consolidated Financial Statements at Item 8.

	Expiration by Period
	Within One Year	Greater Than One Year
Letters of credit	$7,053	$10,199
Unfunded loan commitments	310,025	648,665

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Capital Resources
Horizon has no material commitments for capital expenditures as of December 31, 2019. Horizon’s sources of funds and liquidity are discussed below in the section captioned “Liquidity” in this Item 7.
Results of Operations
Net Income
Consolidated net income was $66.5 million, or $1.53 per diluted share, in 2019, $53.1 million or $1.38 per diluted share in 2018, and $33.1 million or $0.95 per diluted share in 2017. The increase in net income from the previous year reflects an increase in net interest income of $26.2 million, an increase in non-interest
income of $8.6 million and a decrease in provision for loan losses of $930,000, partially offset by an increase in non-interest
expenses of $19.5 million and income tax expense of $2.9 million. The increase in diluted earnings per share compared to the previous year reflects an increase in net income, partially offset by an increase in diluted shares due to the Salin acquisition. Core net income for the year ended December 31, 2019 was $70.7 million, or $1.63 diluted earnings per share, compared to $53.7 million, or $1.40 diluted earnings per share, for the year ended December 31, 2018. (See the
“Non-GAAP
Reconciliation of Net Income and Diluted Earnings per Share” table under the heading “Use of
Non-GAAP
Financial Measures” below for the definition of core net income.)
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
Net interest income during 2019 was $160.8 million, an increase of $26.2 million, or 19.5%, over the $134.6 million earned in 2018. Yields on the Company’s interest-earning assets increased by 19 basis points to 4.75% during 2019 from 4.56% in 2018. Interest income increased $42.2 million to $208.3 million for 2019 from $166.2 million in 2018. This increase was due to increased volume in interest-earning assets primarily due to the Salin acquisition, offset by a decrease in the recognition of interest income from the acquisition-related purchase accounting adjustments of approximately $499,000 from $6.1 million in 2018 to $5.6 million in 2019.
Interest expense increased $15.9 million from $31.6 million in 2018 to $47.5 million in 2019. This increase was due to increased volume in interest-bearing liabilities primarily due to the Salin acquisition. The increase in the yield on the Company’s interest-earning assets combined with the increase in rates paid on interest-bearing liabilities resulted in a decrease in the net interest margin of two basis points from 3.71% for 2018 to 3.69% in 2019. Excluding interest income recognized from acquisition-related purchase accounting adjustments, the margin would have been 3.57% for 2019 compared to 3.54% for 2018. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.
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

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Interest expense increased $15.2 million from $16.4 million in 2017 to $31.6 million in 2018. This increase was due to increased volume in interest-bearing liabilities and an increase in overall interest rates in 2018. The increase in the yield on the Company’s interest-earning assets combined with the increase in rates paid on interest-bearing liabilities resulted in a decrease in the net interest margin of four basis points from 3.75% for 2017 to 3.71% in 2018. Excluding interest income recognized from acquisition-related purchase accounting adjustments, the margin would have been 3.54% for 2018 compared to 3.64% for 2017. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.

	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018			Twelve Months Ended December 31, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest-earning assets
Federal funds sold	$21,301	$511	2.40%	$4,696	$115	2.45%	$5,450	$80	1.47%
Interest-earning deposits	19,601	342	1.74%	24,491	393	1.60%	23,865	301	1.26%
Investment securities - taxable	474,833	11,753	2.48%	431,970	10,113	2.34%	417,993	8,705	2.08%
Investment securities - non-taxable (1)	454,066	12,095	3.34%	326,040	8,069	3.13%	292,030	7,068	3.39%
Loans receivable (2)(3)(4)	3,500,649	183,631	5.27%	2,910,741	147,478	5.08%	2,335,126	112,329	4.83%

Total interest-earning assets (1)	4,470,450	208,332	4.75%	3,697,938	166,168	4.56%	3,074,464	128,483	4.29%
Non-interest-earning assets
Cash and due from banks	62,920			44,645			42,578
Allowance for loan losses	(18,019)			(16,964)			(15,226)
Other assets	417,707			337,016			295,057

Total average assets	$4,933,058			$4,062,635			$3,396,873

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,007,937	$33,690	1.12%	$2,418,987	$18,225	0.75%	$2,045,896	$7,901	0.39%
Borrowings	468,159	10,672	2.28%	492,830	11,009	2.23%	381,488	6,178	1.62%
Subordinated debentures	50,134	3,179	6.34%	36,547	2,365	6.47%	36,362	2,304	6.34%

Total interest-bearing liabilities	3,526,230	47,541	1.35%	2,948,364	31,599	1.07%	2,463,746	16,383	0.66%
Non-interest-bearing liabilities
Demand deposits	757,389			624,576			533,852
Accrued interest payable and other liabilities	43,720			16,275			20,566
Stockholders’ equity	605,719			473,420			378,709

Total average liabilities and stockholders’ equity	$4,933,058			$4,062,635			$3,396,873

Net interest income/spread		$160,791	3.40%		$134,569	3.49%		$112,100	3.63%

Net interest income as a percent of average interest-earning assets (1)			3.69%			3.71%			3.75%

(1)	Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon’s subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2019.

(2)	Yields are presented on a tax-equivalent basis.

(3)	Non-accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.

(4)	Loan fees and late fees included in interest on loans aggregated $9.8 million, $7.7 million and $7.1 million in 2019, 2018 and 2017, respectively.

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	2019 - 2018			2018 - 2017
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$396	$398	$(2)	$35	$(12)	$47
Interest-earning deposits	(51)	(83)	32	92	8	84
Investment securities - taxable	1,640	1,040	600	1,408	298	1,110
Investment securities - non-taxable	4,026	4,239	(213)	1,001	1,100	(99)
Loans receivable	36,153	30,914	5,239	35,149	28,991	6,158

Total interest income	42,164	36,508	5,656	37,685	30,385	7,300

Interest Expense
Interest-bearing deposits	15,465	5,137	10,328	10,324	1,677	8,647
Borrowings	(337)	(559)	222	4,831	2,101	2,730
Subordinated debentures	814	862	(48)	61	12	49

Total interest expense	15,942	5,440	10,502	15,216	3,790	11,426

Net interest income	$26,222	$31,068	$(4,846)	$22,469	$26,595	$(4,126)

Provision for Loan Losses
Horizon assesses the adequacy of its ALLL by regularly reviewing the performance of its loan portfolios. The provision for loan losses totaled $2.0 million in 2019 compared to $2.9 million in 2018. Total loan net charge-offs were $2.1 million, which included commercial loan net charge-offs of $664,000, residential mortgage loan net charge-offs of $47,000 and consumer loan net charge-offs of $1.4 million for the year ending December 31, 2019. The lower level of provision for loan losses in 2019 was due to all-time low historical loss rates and stable economic factors.
The provision for loan losses totaled $2.9 million in 2018 compared to $2.5 million in 2017. The higher provision for loan losses in 2018 compared to the previous year was due to an increase in specific allocations for loan growth in new markets, higher than anticipated growth of the indirect loan portfolio and an increase in allocation for other economic factors, offset by improving credit trends and a continued low level of charge-offs. Total loan net charge-offs were $1.5 million, which included commercial loan net charge-offs of $297,000, residential mortgage loan net charge-offs of $49,000 and consumer loan net charge-offs of $1.1 million for the year ending December 31, 2018.
Non-interest
Income
The following is a summary of changes in
non-interest
income:

	Twelve Months Ended		2018 - 2019		Twelve Months Ended		2017 - 2018
Non-interest Income	December 31 2019	December 31 2018	Amount Change	Percent Change	December 31 2018	December 31 2017	Amount Change	Percent Change
Service charges on deposit accounts	$9,959	$7,762	$2,197	28.3%	$7,762	$6,383	$1,379	21.6%
Wire transfer fees	653	612	41	6.7%	612	658	(46)	-7.0%
Interchange fees	7,655	5,715	1,940	33.9%	5,715	5,104	611	12.0%
Fiduciary activities	8,580	7,827	753	9.6%	7,827	7,894	(67)	-0.8%
Gain (loss) on sale of investment securities	(75)	(443)	368	-83.1%	(443)	38	(481)	-1265.8%
Gain on sale of mortgage loans	9,208	6,613	2,595	39.2%	6,613	7,906	(1,293)	-16.4%
Mortgage servicing net of impairment	1,914	2,120	(206)	-9.7%	2,120	1,583	537	33.9%
Increase in cash surrender value of bank owned life insurance	2,190	1,912	278	14.5%	1,912	1,797	115	6.4%
Death benefit on officer life insurance	580	154	426	276.6%	154	—	154	100.0%
Other income	2,394	2,141	253	11.8%	2,141	1,773	368	20.8%

Total non-interest income	$43,058	$34,413	$8,645	25.1%	$34,413	$33,136	$1,277	3.9%

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
During 2019, the Company originated approximately $269.7 million of mortgage loans to be sold on the secondary market, compared to $188.8 million in 2018. This increase in volume offset by a decrease in the percentage earned on the sale of mortgage loans, resulted in an increase in the overall gain on sale of mortgage loans of $2.6 million compared to the prior year. Gain on the sale of investment securities increased $368,000 in 2019. Mortgage servicing net of impairment increased by $206,000 during 2019 compared to 2018. The increase in service charges on deposit accounts and interchange fee income in 2019 compared to 2018 was the result of the deposits acquired from Salin, in addition to organic growth in transactional deposit accounts and volume during 2019.
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
Non-interest
Expense
The following is a summary of changes in
non-interest
expense:

	Twelve Months Ended		2018 - 2019		Twelve Months Ended		2017 - 2018
Non-interest Expense	December 31 2019	December 31 2018	Amount Change	Percent Change	December 31 2018	December 31 2017	Amount Change	Percent Change
Salaries	$46,319	$40,857	$5,462	13.4%	$40,857	$36,503	$4,354	11.9%
Commission and bonuses	6,861	5,547	1,314	23.7%	5,547	6,225	(678)	-10.9%
Employee benefits	12,026	10,219	1,807	17.7%	10,219	8,647	1,572	18.2%
Net occupancy expenses	12,157	10,482	1,675	16.0%	10,482	9,535	947	9.9%
Data processing	8,480	6,816	1,664	24.4%	6,816	5,914	902	15.3%
Professional fees	1,946	1,926	20	1.0%	1,926	2,490	(564)	-22.7%
Outside services and consultants	8,152	5,271	2,881	54.7%	5,271	7,018	(1,747)	-24.9%
Loan expense	8,633	6,341	2,292	36.1%	6,341	4,970	1,371	27.6%
FDIC deposit insurance	252	1,444	(1,192)	-82.5%	1,444	1,046	398	38.0%
Other losses	740	665	75	11.3%	665	368	297	80.7%
Other expenses	16,466	12,948	3,518	27.2%	12,948	12,097	851	7.0%

Total non-interest expense	$122,032	$102,516	$19,516	19.0%	$102,516	$94,813	$7,703	8.1%

For the twelve months ended December 31, 2019, salaries, commission and bonuses, and employee benefits expense increased by $5.5 million, $1.3 million and $1.8 million, respectively, reflecting the acquisition of Salin, overall company growth and an increase of approximately 123 full and part-time employees. Outside services and consultants expense increased $2.9 million, primarily due to $2.5 million in merger related expenses during 2019. Loan expense increased $2.3 million primarily due to the increased volume in consumer lending and the timing of related origination and amortization costs. The increase in other expenses of $3.5 million, net occupancy expenses of $1.7 million and data processing of $1.7 million reflect the acquisition of Salin during the first quarter of 2019 and overall company growth. Offsetting these increases was a decrease of $1.2 million in FDIC deposit insurance. FDIC insurance decreased due to the assessment credits the Bank received during the third quarter of 2019 as the FDIC reserve is currently overfunded.
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

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Income Taxes
Income tax expense totaled $13.3 million for the year ended December 31, 2019, an increase of $2.9 million when compared to the year ended December 31, 2018. The increase was primarily due to an increase in income before income tax expense of $16.3 million when comparing 2019 to the prior year.
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
Expected Replacement of London Interbank Offered Rate
The ARRC continues its work to the goal of finding suitable replacements for LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative reference rates and other potential interest rate benchmark reforms will occur over the course of the next few years. Although the full impact of such reforms and actions, together with any transition away from LIBOR remains unclear, we are preparing to transition from the LIBOR to an alternative reference rate.
Our transition plan includes a number of key steps, including continued engagement with central bank and industry working groups and regulators, active client engagement, internal operational readiness, and risk management, among other things, to promote the transition to alternative reference rates. We are identifying on-balance
sheet and
off-balance
sheet references to LIBOR, determining appropriate language to replace the LIBOR index language, and determining disclosures necessary for customers, with appropriate procedures and schedules to complete the LIBOR transition.
There remain, however, a number of unknown factors regarding the transition from LIBOR or interest rate benchmark reforms that could impact our business, including, for example, the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of the alternative reference rates, prices of and the liquidity of trading markets for products based on the alternative reference rates, and our ability to transition to and develop appropriate systems and analytics for one or more alternative reference rates. For a further discussion of the various risks we face in connection with the expected replacement of LIBOR and reform of interest rate benchmarks on our operations, see “Risk Factors – Risks Related to Our Business.”
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

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-GAAP
Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)

	Years Ended December 31
	2019	2018	2017
Non-GAAP Reconciliation of Net Interest Margin
Net interest income as reported	$160,791	$134,569	$112,100
Average interest-earning assets	4,470,450	3,697,938	3,074,464
Net interest income as a percentage of average interest-earning assets (“Net Interest Margin”)	3.69%	3.71%	3.75%
Acquisition-related purchase accounting adjustments (“PAUs”)	(5,590)	(6,089)	(3,484)

Core net interest income	155,201	128,480	108,616

Core net interest margin	3.57%	3.54%	3.64%

Non-GAAP
Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	December 31 2019	September 30 2019	June 30 2019	March 31 2019	December 31 2018
Total stockholders’ equity	$656,023	$642,711	$626,461	$609,468	$491,992
Less: Intangible assets	177,917	178,896	179,776	176,864	130,270

Total tangible stockholders’ equity	$478,106	$463,815	$446,685	$432,604	$361,722

Common shares outstanding	44,975,771	44,969,021	45,061,372	45,052,747	38,375,407
Tangible book value per common share	$10.63	$10.31	$9.91	$9.60	$9.43

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-GAAP
Reconciliation of Net Income and Diluted Earnings per Share
(Dollars in Thousands, Except per Share Data, Unaudited)

	Years Ended December 31
	2019	2018	2017
Non-GAAP Reconciliation of Net Income
Net income as reported	$66,538	$53,117	$33,117
Merger expenses	5,650	487	3,656
Tax effect	(987)	(102)	(1,003)

Net income excluding merger expenses	71,201	53,502	35,770
(Gain)/loss on sale of investment securities	75	443	(38)
Tax effect	(16)	(93)	13

Net income excluding loss on sale of investment securities	71,260	53,852	35,745
Death benefit on bank owned life insurance (“BOLI”)	(580)	(154)	—

Net income excluding death benefit on BOLI	70,680	53,698	35,745

Core Net Income	$70,680	$53,698	$37,719

Non-GAAP Reconciliation of Diluted Earnings per Share
Diluted earnings per share (“EPS”) as reported	$1.53	$1.38	$0.95
Merger expenses	0.13	0.01	0.11
Tax effect	(0.02)	—	(0.03)

Diluted EPS excluding merger expenses	1.64	1.39	1.03
(Gain)/loss on sale of investment securities	—	0.01	—
Tax effect	—	—	—

Diluted EPS excluding loss on sale of investment securities	1.64	1.40	1.03
Death benefit on BOLI	(0.01)	—	—

Diluted EPS excluding death benefit on BOLI	1.63	1.40	1.03

Core Diluted EPS	$1.63	$1.40	$1.09

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-GAAP
Reconciliation of Return on Average Assets and Return on Average Common Equity
(Dollars in Thousands, Unaudited)

	Years Ended December 31
	2019	2018	2017
Non-GAAP Reconciliation of Return on Average Assets
Average assets	$4,933,058	$4,062,635	$3,396,873
Return on average assets (“ROAA”) as reported	1.35%	1.31%	0.97%
Merger expenses	0.11%	0.01%	0.11%
Tax effect	-0.02%	0.00%	-0.03%

ROAA excluding merger expenses	1.44%	1.32%	1.05%
(Gain)/loss on sale of investment securities	0.00%	0.01%	0.00%
Tax effect	0.00%	0.00%	0.00%

ROAA excluding loss on sale of investment securities	1.44%	1.33%	1.05%
Death benefit on bank owned life insurance (“BOLI”)	-0.01%	0.00%	0.00%

ROAA excluding death benefit on BOLI	1.43%	1.33%	1.05%

Core ROAA	1.43%	1.33%	1.10%

Non-GAAP Reconciliation of Return on Average Common Equity
Average Common Equity	$605,719	$473,420	$378,709
Return on average common equity (“ROACE”) as reported	10.98%	11.22%	8.74%
Merger expenses	0.93%	0.10%	0.97%
Tax effect	-0.16%	-0.02%	-0.26%

ROACE excluding merger expenses	11.75%	11.30%	9.45%
(Gain)/loss on sale of investment securities	0.01%	0.09%	-0.01%
Tax effect	0.00%	-0.02%	0.00%

ROACE excluding loss on sale of investment securities	11.76%	11.37%	9.44%
Death benefit on bank owned life insurance (“BOLI”)	-0.10%	-0.03%	0.00%

ROACE excluding death benefit on BOLI	11.66%	11.34%	9.44%

Core ROACE	11.66%	11.34%	9.96%

Non-GAAP Allowance for Loan and Lease Loss Detail
As of December 31, 2019
(Dollars in Thousands, Unaudited)

	Loan Balance	Allowance for Loan Losses (ALLL)	Acquired Loan Discount	ALLL + Acquired Loan Discount	Loans, net	ALLL/ Loan Balance	Acquired Loan Discount/ Loan Balance	ALLL+ Acquired Loan Discount/ Loan Balance
Horizon Legacy	$2,881,650	$17,534	N/A	$17,534	$2,864,116	0.61%	0.00%	0.61%
Heartland	4,863	—	549	549	4,314	0.00%	11.29%	11.29%
Summit	14,309	—	835	835	13,474	0.00%	5.84%	5.84%
Peoples	66,983	—	1,550	1,550	65,433	0.00%	2.31%	2.31%
Kosciusko	28,249	—	417	417	27,832	0.00%	1.48%	1.48%
LaPorte	62,580	—	2,229	2,229	60,351	0.00%	3.56%	3.56%
CNB	3,210	—	78	78	3,132	0.00%	2.43%	2.43%
Lafayette	57,003	—	496	496	56,507	0.00%	0.87%	0.87%
Wolverine	120,654	—	699	699	119,955	0.00%	0.58%	0.58%
Salin	401,428	133	13,375	13,508	387,920	0.03%	3.33%	3.36%

Total	$3,640,929	$17,667	$20,228	$37,895	$3,603,034	0.49%	0.56%	1.04%

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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales, cashflows and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2019, Horizon had available approximately $517.1 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. The following factors could impact Horizon’s funding needs in the future:
•	Horizon had outstanding borrowings of over $392.0 million with the FHLB and total borrowing capacity with the FHLB of $701.6 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.

•	If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.

•	Horizon had a total of $112.0 million of unused Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.

•	Horizon had a total of $95.6 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.

•	Horizon had approximately $807.4 million of unpledged investment securities at December 31, 2019.

•	A downgrade in Horizon’s ability to obtain credit due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition could impact the availability of funding sources.

•	An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency could affect the cost and availability of funding sources.

•	Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.

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

Horizon Bancorp, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
During 2019, cash flows were generated primarily from net cash received in the Salin acquisition of $128.7 million, sales, maturities, and prepayments of investment securities of $219.7 million and an increase in deposits of $50.3 million. Cash flows were used to purchase investments totaling $390.8 million, to fund an increase in loans of $59.4 million and a decrease in borrowings of $71.0 million. The net cash and cash equivalent position increased by $40.3 million during 2019.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2019. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within One Year	After one but within three years	After three but within five years	After five years
Remaining contractual maturities of time deposits	$975,612	$747,022	$204,313	$22,995	$1,282
Borrowings	549,741	276,970	67,324	80,299	125,148
Subordinated debentures	56,311	—	—	—	56,311
Loan commitments	958,690	310,025	648,665	—	—
Letters of credit	17,252	7,053	10,199	—	—

Total	$2,557,606	$1,340,728	$930,844	$103,189	$182,845

Interest Rate Sensitivity
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on a model that assumes a lag in repricing, at December 31, 2019, the amount of assets that reprice within one year was 161% of liabilities that reprice within one year. At December 31, 2018, this same model reported that the amount of assets that reprice within one year was approximately 148% of the amount of liabilities that reprice within the same time period. During the year 2019, the increase in the cost of funding outpaced the increase in the yield of interest-earning assets resulting in a decrease in net interest margin.

	3 Months or Less	> 3 Months & </= 6 Months	> 6 Months & </= 1 Year	Greater Than 1 Year	Total
Loans	$1,429,780	$213,752	$350,923	$1,646,474	$3,640,929
Federal funds sold	5,646	—	—	—	5,646
Interest-earning balances with banks	17,343	—	—	—	17,343
Investment securities and FHLB stock	49,549	36,893	84,662	894,018	1,065,122
Other assets	—	—	—	517,789	517,789

Total assets	$1,502,318	$250,645	$435,585	$3,058,281	$5,246,829

Noninterest-bearing deposits	$16,786	$16,786	$33,572	$642,616	$709,760
Interest-bearing deposits	376,119	292,509	399,566	2,153,048	3,221,242
Borrowed funds	117,874	98,950	6,086	383,142	606,052
Other liabilities	—	—	—	53,752	53,752
Stockholders’ equity	—	—	—	656,023	656,023

Total liabilities and stockholders’ equity	$510,779	$408,245	$439,224	$3,888,581	$5,246,829

GAP	$991,539	$(157,600)	$(3,639)	$(830,300)
Cumulative GAP	$991,539	$833,939	$830,300

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
The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2019. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage-backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

						2025		Fair Value December 31
	2020	2021	2022	2023	2024	& Beyond	Total	2019
Rate-sensitive assets
Fixed interest rate loans	$689,022	$367,287	$215,722	$131,021	$69,181	$109,563	$1,581,796	$1,420,685
Average interest rate	4.89%	4.83%	4.96%	5.01%	4.97%	4.78%	4.89%
Variable interest rate loans	1,319,167	148,803	133,360	107,601	99,296	250,906	2,059,133	2,138,354
Average interest rate	4.70%	4.36%	4.46%	4.52%	4.27%	3.87%	4.53%

Total loans	2,008,189	516,090	349,082	238,622	168,477	360,469	3,640,929	3,559,039
Average interest rate	4.76%	4.69%	4.77%	4.79%	4.56%	4.15%	4.68%
Securities, including FHLB stock	177,407	106,642	83,685	69,485	62,792	565,111	1,065,122	1,071,425
Average interest rate	2.47%	3.17%	3.18%	3.08%	3.16%	3.54%	3.24%
Other interest-earning assets	22,989	—	—	—	—	—	22,989	22,989
Average interest rate	5.61%	0.00%	0.00%	0.00%	0.00%	0.00%	5.61%

Total earning assets	$2,208,585	$622,732	$432,767	$308,107	$231,269	$925,580	$4,729,040	$4,653,453

Average interest rate	4.59%	4.43%	4.46%	4.40%	4.18%	3.77%	4.36%
Rate-sensitive liabilities
Noninterest-bearing deposits	$67,145	$60,792	$55,041	$49,834	$45,120	$431,828	$709,760	$709,760
NOW accounts	77,857	67,689	58,849	51,163	44,481	296,109	596,148	574,709
Average interest rate	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%
Savings and money market accounts	243,331	206,992	176,134	149,924	127,656	745,445	1,649,482	1,627,824
Average interest rate	0.82%	0.81%	0.80%	0.80%	0.79%	0.74%	0.78%
Certificates of deposit	747,006	122,957	48,181	33,175	22,995	1,298	975,612	978,235
Average interest rate	2.05%	2.15%	1.90%	2.28%	1.93%	0.76%	2.06%

Total deposits	1,135,339	458,430	338,205	284,096	240,252	1,474,680	3,931,002	3,890,528
Average interest rate	1.53%	0.96%	0.71%	0.71%	0.63%	0.40%	0.86%
Fixed interest rate borrowings	174,015	26,692	127,933	80	80,047	50,033	458,800	460,631
Average interest rate	1.04%	2.21%	1.80%	3.32%	1.66%	2.69%	1.60%
Variable interest rate borrowings	147,252	—	—	—	—	—	147,252	138,172
Average interest rate	2.35%	0.00%	0.00%	0.00%	0.00%	0.00%	2.35%

Total funds	$1,456,606	$485,122	$466,138	$284,176	$320,299	$1,524,713	$4,537,054	$4,489,331

Average interest rate	1.56%	1.03%	1.01%	0.71%	0.89%	0.48%	0.98%

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

ITEM

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Horizon Bancorp, Inc. and Subsidiaries
Consolidated Financial Statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31	December 31
	2019	2018
Assets
Cash and due from banks	$98,831	$58,492
Interest-earning time deposits	8,455	15,744
Investment securities, available for sale	834,776	600,348
Investment securities, held to maturity (fair value of $215,147 and $208,273)	207,899	210,112
Loans held for sale	4,088	1,038
Loans, net of allowance for loan losses of $17,667 and $17,820	3,619,174	2,995,512
Premises and equipment, net	92,209	74,331
Federal Home Loan Bank stock	22,447	18,073
Goodwill	151,238	119,880
Other intangible assets	26,679	10,390
Interest receivable	18,828	14,239
Cash value of life insurance	95,577	88,062
Other assets	66,628	40,467

Total assets	5,246,829	$4,246,688

Liabilities
Deposits
Non-interest bearing	$709,760	$642,129
Interest bearing	3,221,242	2,497,247

Total deposits	3,931,002	3,139,376
Borrowings	549,741	550,384
Subordinated debentures	56,311	37,837
Interest payable	3,062	2,031
Other liabilities	50,690	25,068

Total liabilities	4,590,806	3,754,696

Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 45,000,840 and 38,400,476 shares, Outstanding 44,975,771 and 38,375,407 shares	—	—
Additional paid-in capital	379,853	276,101
Retained earnings	269,738	224,035
Accumulated other comprehensive income (loss)	6,432	(8,144)

Total stockholders’ equity	656,023	491,992

Total liabilities and stockholders’ equity	5,246,829	$4,246,688

See notes to consolidated financial statements
6
5

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Years Ended December 31
	2019	2018	2017
Interest Income
Loans receivable	$183,631	$147,478	$112,329
Investment securities
Taxable	12,606	10,621	9,086
Tax exempt	12,095	8,069	7,068

Total interest income	208,332	166,168	128,483

Interest Expense
Deposits	33,690	18,225	7,901
Borrowed funds	10,672	11,009	6,178
Subordinated debentures	3,179	2,365	2,304

Total interest expense	47,541	31,599	16,383

Net Interest Income	160,791	134,569	112,100
Provision for loan losses	1,976	2,906	2,470

Net Interest Income after Provision for Loan Losses	158,815	131,663	109,630

Non-interest Income
Service charges on deposit accounts	9,959	7,762	6,383
Wire transfer fees	653	612	658
Interchange fees	7,655	5,715	5,104
Fiduciary activities	8,580	7,827	7,894
Gains (losses) on sale of investment securities (includes $(75), $(443) and $38 for the years ended December 31, 2019, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassificiations)	(75)	(443)	38
Gain on sale of mortgage loans	9,208	6,613	7,906
Mortgage servicing income net of impairment	1,914	2,120	1,583
Increase in cash value of bank owned life insurance	2,190	1,912	1,797
Death benefit on bank owned life insurance	580	154	—
Other income	2,394	2,141	1,773

Total non-interest income	43,058	34,413	33,136

Non-interest Expense
Salaries and employee benefits	65,206	56,623	51,375
Net occupancy expenses	12,157	10,482	9,535
Data processing	8,480	6,816	5,914
Professional fees	1,946	1,926	2,490
Outside services and consultants	8,152	5,271	7,018
Loan expense	8,633	6,341	4,970
FDIC insurance expense	252	1,444	1,046
Other losses	740	665	368
Other expense	16,466	12,948	12,097

Total non-interest expense	122,032	102,516	94,813

Income Before Income Taxes	79,841	63,560	47,953
Income tax expense (includes $(16), $(93) and $13 for the years ended December 31, 2019, 2018 and 2017, respectively, related to income tax expense (benefit) from reclassification items)	13,303	10,443	14,836

Net Income Available to Common Shareholders	$66,538	$53,117	$33,117

Basic Earnings Per Share	$1.53	$1.39	$0.96
Diluted Earnings Per Share	1.53	1.38	0.95

See notes to consolidated financial statements

6
6

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands)

	Years Ended December 31
	2019	2018	2017
Net Income	$66,538	$53,117	$33,117

Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(2,680)	(32)	1,404
Income tax effect	563	7	(491)

Changes from derivative instruments	(2,117)	(25)	913

Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	21,173	(5,067)	2,110
Amortization from transfer of securities from available for sale to held to maturity securities	(117)	(190)	(256)
Reclassification adjustment for securities (gains) losses realized in income	75	443	(38)
Income tax effect	(4,438)	1,012	(636)

Unrealized gains (losses) on securities	16,693	(3,802)	1,180

Other Comprehensive Income (Loss), Net of Tax	14,576	(3,827)	2,093

Comprehensive Income	$81,114	$49,290	$35,210

See notes to consolidated financial statements
6
7

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2017	$—	$—	$182,326	$164,173	$(5,644)	$340,855
Net income	—	—	—	33,117	—	33,117
Other comprehensive loss, net of tax	—	—	—	—	2,093	2,093
Amortization of unearned compensation	—	—	135	—	—	135
Exercise of stock options	—	—	1,604	—	—	1,604
Stock option expense	—	—	325	—	—	325
Stock issued in Lafayette acquisition	—	—	28,558	—	—	28,558
Stock issued in Wolverine acquisition	—	—	62,111	—	—	62,111
Cash dividends on common stock ($0.33 per share) (Restated - See Note 1)	—	—	—	(11,720)	—	(11,720)

Balances, December 31, 2017	$—	$—	$275,059	$185,570	$(3,551)	$457,078
Net income	—	—	—	53,117	—	53,117
Other comprehensive loss, net of tax	—	—	—	—	(3,827)	(3,827)
Amortization of unearned compensation	—	—	169	—	—	169
Exercise of stock options	—	—	493	—	—	493
Stock option expense	—	—	251	—	—	251
Stock issued stock plans	—	—	129	—	—	129
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	—	766	(766)	—
Cash dividends on common stock ($0.40 per share) (Restated - See Note 1)	—	—	—	(15,418)	—	(15,418)

Balances, December 31, 2018	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	66,538	—	66,538
Other comprehensive income, net of tax	—	—	—	—	14,576	14,576
Amortization of unearned compensation	—	—	705	—	—	705
Exercise of stock options	—	—	236	—	—	236
Stock option expense	—	—	215	—	—	215
Stock issued stock plans	—	—	1,469	—	—	1,469
Stock issued in Salin acquisition	—	—	102,722	—	—	102,722
Repurchase of outstanding stock	—	—	(1,595)	—	—	(1,595)
Cash dividends on common stock ($0.46 per share)	—	—	—	(20,835)	—	(20,835)

Balances, December 31, 2019	$—	$—	$379,853	$269,738	$6,432	$656,023

See notes to consolidated financial statements
6
8

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Years Ended December 31
	2019	2018	2017
Operating Activities
Net income	$66,538	$53,117	$33,117
Items not requiring (providing) cash
Provision for loan losses	1,976	2,906	2,470
Depreciation and amortization	9,688	6,813	5,936
Share based compensation	215	251	325
Mortgage servicing rights, net impairment	192	(60)	80
Premium amortization on securities, net	5,929	5,798	6,024
Loss (gain) on sale of investment securities	75	443	(38)
Gain on sale of mortgage loans	(9,208)	(6,613)	(7,906)
Proceeds from sales of loans	275,809	197,492	231,410
Loans originated for sale	(269,651)	(188,823)	(218,511)
Change in cash value life insurance	(2,190)	(1,912)	(1,797)
Death benefit on bank owned life insurance	580	154	—
Loss (gain) on other real estate owned	(126)	(209)	(4)
Net change in:
Interest receivable	(2,101)	(1,180)	(2,591)
Interest payable	205	1,145	152
Other assets	97,629	2,460	6,173
Other liabilities	(608)	658	(5,776)

Net cash provided by operating activities	174,952	72,440	49,064

Investing Activities
Purchases of securities available for sale	(425,879)	(214,706)	(149,376)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	248,422	123,377	85,587
Purchases of securities held to maturity	—	(28,374)	(31,794)
Proceeds from maturities of securities held to maturity	8,384	8,301	13,376
Net change in interest-earning time deposits	7,289	717	950
Change in Federal Reserve and FHLB stock	(803)	32	8,987
Net change in loans	(59,420)	(182,637)	(251,821)
Proceeds on the sale of OREO and repossessed assets	4,744	3,258	4,238
Change in premises and equipment, net	(4,612)	(3,434)	(2,689)
Purchases of bank owned life insurance	—	(10,450)	—
Net cash received in acquisition of branch	—	—	11,000
Net cash received in acquisition, Lafayette	—	—	20,425
Gain on remeasurement of equity interest in Lafayette	—	—	(530)
Net cash received in acquisition, Wolverine	—	—	12,723
Net cash received in acquisition, Salin	128,745	—	—
Repurchase of outstanding stock	(1,595)	—	—

Net cash provided by (used in) investing activities	(94,725)	(303,916)	(278,924)

Financing Activities
Net change in:
Deposits	50,282	258,373	(13,360)
Borrowings	(71,040)	(13,589)	259,895
Proceeds from issuance of stock	1,705	622	1,604
Dividends paid on common stock	(20,835)	(15,418)	(11,720)

Net cash provided by (used in) financing activities	(39,888)	229,988	236,419

Net Change in Cash and Cash Equivalents	40,339	(1,488)	6,559
Cash and Cash Equivalents, Beginning of Period	58,492	59,980	53,421

Cash and Cash Equivalents, End of Period	$98,831	$58,492	$59,980

Additional Supplemental Information
Interest paid	$46,510	$30,454	$15,969
Income taxes paid	13,219	6,819	10,350
Transfer of loans to other real estate and repossessed assets	2,700	3,005	2,411
Transfer of premises to other real estate	1,705	—	—
Right-of-use assets exchanged for lease obligations	3,411	—	—
Sale of securities available for sale not yet settled	6,303	—	—

See notes to consolidated financial statements
6
9

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
The Bank is a full-service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank maintains 74 full service offices. The Bank has wholly owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. Horizon conducts no business except that incident to its ownership of the subsidiaries.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the following acquisitions: Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”); American Trust & Savings Bank in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”); Heartland Bancshares, Inc. in 2013, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”); LaPorte Bancorp, Inc. in 2016, which acquired City Savings Statutory Trust I (“City Savings Trust”) in 2007; and Salin Bancshares, Inc. in 2003, which formed Salin Statutory Trust I (“Salin Trust”). See Note 1
6
of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.
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
Cash and Cash Equivalents
— Cash and cash equivalents includes cash, deposits with other financial institutions with original maturities under 90 days, and federal funds sold.
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
Concentrations of Credit Risk
— The Bank grants commercial, real estate, and consumer loans to customers located primarily in the
n
orthern and
cent
ral
regions of Indiana and the
s
outhern and
c
entral regions of Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 56% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 21% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 19% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 4% of the loan portfolio and are secured by residential real estate.
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
7
2

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
Loans Acquired in Business Combinations
— Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due
and nonaccrual status, borrower credit scores and recent loans to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (FASB ASC
310-30)
and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition dates. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows
,
including loan prepayment considerations,
of the acquired loans. For purposes of applying FASB ASC
310-30,
loans acquired in business combinations are aggregated into pools of loans with common risk characteristics. Acquired loans not accounted for under ASC
310-30
are accounted for under ASC
310-20,
which allows the fair value adjustment to be accreted to income over the remaining life of the loans.
7
3

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
7
4

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Intangible Assets
— Goodwill is tested annually for impairment. At December 31, 2019, Horizon had core deposit intangibles of $26.7 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette, Wolverine and Salin.
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
Income Taxes
—The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740,
Income Taxes
). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-
likely-than-not
recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not
recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.
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
7
5

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

	Years Ended December 31
	2019	2018	2017
Basic earnings per share
Net income	$66,538	$53,117	$33,117
Weighted average common shares outstanding (1)	43,493,316	38,347,059	34,553,736
Basic earnings per share	$1.53	$1.39	$0.96

Diluted earnings per share
Net income available to common shareholders	$66,538	$53,117	$33,117
Weighted average common shares outstanding (1)	43,493,316	38,347,059	34,553,736
Effect of dilutive securities:
Restricted stock	23,006	36,185	46,981
Stock options	81,273	111,987	159,721

Weighted average common shares outstanding	43,597,595	38,495,231	34,760,438
	$1.53	$1.38	$0.95

(1)	Adjusted for 3:2 stock split on June 15, 2018

There were 120,341, 102,138 and zero shares for the twelve months ended December 31, 2019, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2019, Horizon had repurchased a total of 99,407 shares at an average price per share of $16.04.
Dividend Restrictions
— Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 2
2
. At December 31, 2019, the Bank could, without prior approval, declare dividends of approximately $43.7 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
Consolidated Statements of Cash Flows
— For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short-term investments and borrowings.
7
6

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
Share-Based Compensation
— At December 31, 2019, Horizon had share-based compensation plans, which are described more fully in Note 2
3
. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $920,000, $626,000, and $460,000 in compensation expense relating to vesting of stock options less estimated forfeitures for the
12-month
periods ended December 31, 2019, 2018 and 2017, respectively.
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
Reclassifications
— Certain reclassifications have been made to the 2018 and 2017 consolidated financial statements to be comparable to 2019. These reclassifications had no effect on net income.
Adoption of New Accounting Standards
FASB ASU No.
 2018-03,
Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The FASB has issued ASU No.
 2018-03,
Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
, to clarify certain aspects of the guidance issued in ASU No.
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
FASB ASU No.
 2018-02,
Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The FASB has issued ASU No.
 2018-02,
Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
. The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments
7
7

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. At December 31, 2017, the Company had approximately $766,000 stranded tax effects included in AOCI and reclassified to retained earnings at January 1, 2018.
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
As of January 1, 2019, the Company recorded a
right-of-use
asset and an operating lease liability of $3.4 million.
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
The Company incurred approximately $5.6 million in costs related to the acquisition. These expenses are classified in the non-interest
expense section of the income statement and are primarily located in the data processing, professional fees, outside services and consultants and other expense line items. As a result of the acquisition, the Company was able to increase its loan and deposit base and expects to reduce costs through economies of scale.
Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the Salin acquisition is detailed in the following table. Prior to the end of the one-year
measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. The measurement period adjustments will be calculated as if the accounting had been completed as of the acquisition date.

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Assets		Liabilities
Cash and due from banks	$152,745	Deposits
Investment securities, available for sale	54,319	Non-interest bearing	$188,744
		NOW accounts	207,567
Loans		Savings and money market	274,504
Commercial	352,798	Certificates of deposit	70,529

Residential mortgage	131,008	Total deposits	741,344
Consumer	85,112

Total loans	568,918
		Borrowings	70,495
Premises and equipment, net	20,425	Subordinated debentures	18,376
FRB and FHLB stock	3,571	Interest payable	826
Goodwill	31,358	Other liabilities	8,759
Core deposit intangible	19,818
Interest receivable	2,488
Other assets	112,880

		Total liabilities assumed	$839,800

Total assets purchased	$966,522

Common shares issued	$102,722
Cash paid	24,000

Total purchase price	$126,722

Of the total purchase price of $126.7 million, $19.8 million has been allocated to core deposit intangible. Additionally, $31.2 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible is being amortized over 10 years on straight line basis.
The Company acq
u
ired various loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due
and
non-accr
u
al
status, borrower credit scores and recent
loan-to-value
percentages. Purchased credit-impaired loans are accounted for the under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC
310-30)
and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current assumptions, such as a default rates, severity and prepayment speeds.
The following table details an estimate of the acquired loans that are accounted for in accordance with ASC
310-30
as of March 26, 2019. Final valuation estimates have not yet been determined for acquired loans as of December 31, 2019. If information becomes available which would indicate adjustments to the purchase price allocation, such adjustments would be made prospectively.
8
0

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
Wolverine Bancorp, Inc.
On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally chartered savings bank and wholly-owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.5228 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331, and the shares of Horizon common stock issued to Wolverine shareholders totaled 3,241,045. Based upon the October 16, 2017 closing price of $19.37 per share of Horizon common stock immediately prior to the effectiveness of the merger, less the consideration used to pay off Wolverine Bancorp’s ESOP loan receivable, the transaction has an implied valuation of approximately $93.8 million. The Company incurred approximately $1.9 million in costs related to the acquisition as of December 31, 2017. These expenses are classified in the non-interest
section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its
loan and deposit base and expects to reduce costs through economies of scale.
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

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Assets		Liabilities
Cash and due from banks	$44,450	Deposits
		Non-interest bearing	$25,221
Loans		NOW accounts	8,026
Commercial	276,167	Savings and money market	129,044
Residential mortgage	30,603	Certificates of deposit	94,688

Consumer	3,897	Total deposits	256,979

Total loans	310,667
Premises and equipment, net	2,941	Borrowings	36,970
FRB and FHLB stock	2,700	Interest payable	214
Goodwill	26,827	Other liabilities	6,154
Core deposit intangible	2,024
Interest receivable	584
Other assets	3,897

Total assets purchased	$394,090	Total liabilities assumed	$300,317

Common shares issued	$62,111
Cash paid	31,662

Total purchase price	$93,773

Of the total purchase price of $93.8 million, $2.0 million has b
e
en allocated to core deposit intangible. Additionally, $26.8 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible will be amortized over 10 years on a straight line basis.
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

8
2

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
These expenses are classified in the
non-interest
expense section of the income statement and are primarily located in the salaries and employee benefits, professional services and other expense line items. As a result of the acquisition, the Company will have an opportunity to increase its loan and deposit base and expects to reduce cost through economies of scale.
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
8
3

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

Assets			Liabilities
Cash and due from banks	$24,846		Deposits
Investment securities, available for sale	6		Non-interest bearing	$34,990
			NOW accounts	30,174
Loans			Savings and money market	53,663
Commercial	116,258		Certificates of deposit	32,520

Residential mortgage	12,761		Total deposits	151,347
Consumer	5,280

Total loans	134,299
Premises and equipment, net	7,818		Interest payable	42
FHLB stock	395		Other liabilities	990
Goodwill	15,408
Core deposit intangible	2,085
Interest receivable	338
Other assets	1,649

Total assets purchased	$186,844		Total liabilities assumed	$152,379

Common shares issued	$30,044	(1)
Cash paid	4,421

Total purchase price	$34,465

(1)	This includes $955,000 of common shares previously held by Horizon.

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
8
4

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
The results of operations of Salin, Wolverine and Lafayette have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro-forma
results for the periods ended December 31, 2019, 2018 and 2017 as if the Salin, Wolverine and Lafayette acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	Years Ended December 31
	2019	2018	2017
Summary of Operations:
Net Interest Income	$168,693	$157,194	$153,376
Provision for Loan Losses	2,276	3,706	3,438
Net Interest Income after Provision for Loan Losses	166,417	153,488	149,938
Non-interest Income	43,472	39,918	42,456
Non-interest Expense	134,446	124,944	138,752
Income before Income Taxes	75,443	68,462	53,642
Income Tax Expense	13,246	10,216	15,978
Net Income	$62,197	$58,246	$37,664
Basic Earnings per Share	$1.43	$1.52	$1.09
Diluted Earnings per Share	$1.43	$1.51	$1.08

The
pro-forma
information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects.
8
5

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
Note 3 – Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2019 and 2018, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.
At December 31, 2019, the Company’s cash accounts exceeded federally insured limits by approximately $22.2 million. Approximately $6.7 million of this amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Indianapolis, which is not federally insured.
Note 4 – Securities
The fair value of securities is as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$1,415	$—	$(2)	$1,413
State and municipal	396,931	11,288	(2,451)	405,768
Federal agency collateralized mortgage obligations	267,272	2,543	(563)	269,252
Federal agency mortgage-backed pools	145,623	1,207	(258)	146,572
Corporate notes	10,848	923	—	11,771

Total available for sale investment securities	$822,089	$15,961	$(3,274)	$834,776

Held to maturity
State and municipal	$190,767	$7,129	$(54)	$197,842
Federal agency collateralized mortgage obligations	4,560	13	(5)	4,568
Federal agency mortgage-backed pools	12,572	194	(29)	12,737

Total held to maturity investment securities	$207,899	$7,336	$(88)	$215,147

8
6

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
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. At December 31, 2019, no individual investment security had an unrealized loss that was determined to be other-than-temporary.
The unrealized losses on the Company’s investments in securities of state and municipal governmental agencies, U.S. Treasury and federal agencies, federal agency collateralized mortgage obligations, and federal agency mortgage-backed pools were caused by interest rate volatility and not a decline in credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company expects to recover the amortized cost basis over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2019.
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
8
7

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The amortized cost and fair value of securities available for sale and held-to-maturity
at December 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$37,386	$37,321	$20,532	$20,448
One to five years	41,230	41,293	42,476	41,705
Five to ten years	117,004	122,145	107,839	107,107
After ten years	213,574	218,193	67,020	67,349

	409,194	418,952	237,867	236,609
Federal agency collateralized mortgage obligations	267,272	269,252	187,563	185,003
Federal agency mortgage-backed pools	145,623	146,572	183,479	178,736

Total available for sale investment securities	$822,089	$834,776	$608,909	$600,348

Held to maturity
Within one year	$7,811	$7,874	$70	$70
One to five years	56,037	57,048	48,732	49,324
Five to ten years	94,756	98,480	101,809	101,533
After ten years	32,163	34,440	40,658	38,749

	190,767	197,842	191,269	189,676
Federal agency collateralized mortgage obligations	4,560	4,568	5,144	5,030
Federal agency mortgage-backed pools	12,572	12,737	13,699	13,567

Total held to maturity investment securities	$207,899	$215,147	$210,112	$208,273

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$1,413	$(2)	$—	$—	$1,413	$(2)
State and municipal	129,942	(2,374)	6,279	(131)	136,221	(2,505)
Federal agency collateralized mortgage obligations	68,043	(308)	23,301	(260)	91,344	(568)
Federal agency mortgage-backed pools	24,740	(104)	37,822	(183)	62,562	(287)

Total temporarily impaired securities	$224,138	$(2,788)	$67,402	$(574)	$291,540	$(3,362)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$9,707	$(208)	$9,707	$(208)
State and municipal	75,163	(1,628)	106,335	(4,316)	181,498	(5,944)
Federal agency collateralized mortgage obligations	6,450	(25)	106,257	(3,280)	112,707	(3,305)
Federal agency mortgage-backed pools	5,739	(39)	175,865	(4,990)	181,604	(5,029)
Corporate notes	5,263	(75)	—	—	5,263	(75)

Total temporarily impaired securities	$92,615	$(1,767)	$398,164	$(12,794)	$490,779	$(14,561)

8
8

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
U.S. Treasury, federal agency, state and municipal
The unrealized losses on the Company’s investments in U.S. Treasury, federal agency and state and municipals were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.
Federal agency mortgage-backed pools and collateralized mortgage obligations
The unrealized losses on the Company’s investment in federal agency mortgage backed pools and collateralized mortgage obligations securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.
Information regarding security proceeds, gross gains and gross losses are presented below.

	Years Ended December 31
	2019	2018	2017
Sales of securities available for sale
Proceeds	$98,425	$38,519	$5,490
Gross gains	168	37	151
Gross losses	(243)	(480)	(113)

The tax effect of the proceeds from the sale of securities available for sale was $(16,000), $(93,000) and $13,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2019, the Company had pledged $106.8 million of fair value or $106.4 million of amortized cost, in securities as collateral for $90.9 million in repurchase agreements, $98.7 million of fair value or $94.7 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with $0 current outstanding borrowings and $33.4 million of fair value or $33.1 million of amortized cost, in securities as collateral for $14.8 million in settlements on the fair value of swap agreements.
8
9

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 5
–
Loans

	December 31	December 31
	2019	2018
Commercial
Working capital and equipment	$938,317	$804,083
Real estate, including agriculture	978,891	834,037
Tax exempt	63,571	48,975
Other	65,872	34,495

Total	2,046,651	1,721,590
Real estate
1-4 family	762,571	659,754
Other	8,146	8,387

Total	770,717	668,141
Consumer
Auto	362,729	327,413
Recreation	16,262	13,975
Real estate/home improvement	43,585	39,587
Home equity	237,979	163,209
Unsecured	7,286	4,043
Other	1,339	1,254

Total	669,180	549,481
Mortgage warehouse	150,293	74,120

Total loans	3,636,841	3,013,332
Allowance for loan losses	(17,667)	(17,820)

Loans, net	$3,619,174	$2,995,512

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
9
1

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table shows the recorded investment of individual loan categories.

	December 31, 2019
	Loan Balance	Interest Due	Deferred Costs/ (Fees)	Recorded Investment
Owner occupied real estate	$519,577	$784	$(148)	$520,213
Non-owner occupied real estate	973,331	1,752	(763)	974,320
Residential spec homes	12,925	15	(2)	12,938
Development & spec land	35,954	101	(14)	36,041
Commercial and industrial	505,859	4,600	(68)	510,391

Total commercial	2,047,646	7,252	(995)	2,053,903
Residential mortgage	751,019	2,245	12	753,276
Residential construction	19,686	40	—	19,726
Mortgage warehouse	150,293	242	—	150,535

Total real estate	920,998	2,527	12	923,537
Direct installment	41,079	148	678	41,905
Indirect installment	348,658	911	—	349,569
Home equity	276,215	1,304	2,550	280,069

Total consumer	665,952	2,363	3,228	671,543

Total loans	3,634,596	12,142	2,245	3,648,983
Allowance for loan losses	(17,667)	—	—	(17,667)

Net loans	$3,616,929	$12,142	$2,245	$3,631,316

	December 31, 2018
	Loan Balance	Interest Due	Deferred Costs/ (Fees)	Recorded Investment
Owner occupied real estate	$444,834	$931	$(130)	$445,635
Non-owner occupied real estate	852,855	1,436	(747)	853,544
Residential spec homes	5,195	13	—	5,208
Development & spec land	50,706	153	(15)	50,844
Commercial and industrial	368,962	3,063	(70)	371,955

Total commercial	1,722,552	5,596	(962)	1,727,186
Residential mortgage	644,094	1,861	17	645,972
Residential construction	24,030	42	—	24,072
Mortgage warehouse	74,120	132	—	74,252

Total real estate	742,244	2,035	17	744,296
Direct installment	35,103	108	593	35,804
Indirect installment	314,177	738	—	314,915
Home equity	197,494	968	2,114	200,576

Total consumer	546,774	1,814	2,707	551,295

Total loans	3,011,570	9,445	1,762	3,022,777
Allowance for loan losses	(17,820)	—	—	(17,820)

Net loans	$2,993,750	$9,445	$1,762	$3,004,957

9
2

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
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due
and
non-accrual
status, borrower credit scores and recent
loan-to-value
percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC
310-30)
and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds. Interest marks are accreted to income over the remaining life of the loan. Credit marks are evaluated using the practical expedient method.
The carrying amounts of those loans included in the balance sheet amounts of loans receivable are as follows:

	December 31, 2019
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$197	$99	$—	$296	$—	$296
Summit	88	473	—	561	—	561
Peoples	229	35	—	264	—	264
Kosciusko	244	131	—	375	—	375
LaPorte	353	793	20	1,166	—	1,166
Lafayette	1,867	—	—	1,867	—	1,867
Wolverine	2,289	—	—	2,289	—	2,289
Salin	4,938	1,912	962	7,812	133	7,679

Total	$10,205	$3,443	$982	$14,630	$133	$14,497

	December 31, 2018
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$232	$175	$—	$407	$—	$407
Summit	323	555	—	878	—	878
Peoples	270	58	—	328	—	328
Kosciusko	746	155	—	901	—	901
LaPorte	753	947	27	1,727	60	1,667
Lafayette	3,080	—	—	3,080	—	3,080
Wolverine	7,841	—	—	7,841	—	7,841

Total	$13,245	$1,890	$27	$15,162	$60	$15,102

9
3

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Accretable yield, or income expected to be collected are as follows:

	Twelve Months Ended December 31, 2019
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$174	$—	$(32)	$—	$—	$142
Summit	42	—	(9)	—	(11)	22
Kosciusko	300	—	(63)	—	(2)	235
LaPorte	829	—	(111)	—	4	722
Lafayette	609	—	(126)	—	(193)	290
Wolverine	698	—	(272)	—	(306)	120
Salin	—	2,002	(590)	—	(37)	1,375

Total	$2,652	$2,002	$(1,203)	$—	$(545)	$2,906

	Twelve Months Ended December 31, 2018
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$452	$—	$(85)	$—	$(193)	$174
Summit	147	—	(54)	—	(51)	42
Kosciusko	386	—	(78)	—	(8)	300
LaPorte	980	—	(144)	—	(7)	829
Lafayette	933	—	(275)	—	(49)	609
Wolverine	2,267	—	(812)	—	(757)	698

Total	$5,165	$—	$(1,448)	$—	$(1,065)	$2,652

During the years ended December 31, 2019 and 2018, the Company increased the allowance for loan losses by a charge to the income statement of $133,000 and $60,000, respectively. No allowance for loan losses were reversed for the years ended December 31, 2019 and 2018.
9
4

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

	Years Ended December 31
	2019	2018	2017
Balance at beginning of the period	$17,820	$16,394	$14,837
Loans charged-off:
Commercial
Owner occupied real estate	41	109	12
Non-owner occupied real estate	64	—	75
Residential spec homes	3	—	—
Development & spec land	—	—	1
Commercial and industrial	755	364	541

Total commercial	863	473	629
Real estate
Residential mortgage	93	76	89
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	93	76	89
Consumer
Direct installment	208	154	137
Indirect installment	1,785	1,673	1,193
Home equity	319	176	205

Total consumer	2,312	2,003	1,535

Total loans charged-off	3,268	2,552	2,253
Recoveries of loans previously charged-off:
Commercial
Owner occupied real estate	—	55	8
Non-owner occupied real estate	15	33	32
Residential spec homes	5	8	8
Development & spec land	—	—	—
Commercial and industrial	179	80	250

Total commercial	199	176	298
Real estate
Residential mortgage	46	27	44
Residential construction	—	—	—
Mortgage warehouse	—	—	—

Total real estate	46	27	44
Consumer
Direct installment	97	53	501
Indirect installment	661	505	497
Home equity	136	311	—

Total consumer	894	869	998

Total loan recoveries	1,139	1,072	1,340

Net loans charged-off	2,129	1,480	913

Provision charged to operating expense
Commercial	2,165	1,699	2,164
Real estate	(635)	(487)	(81)
Consumer	446	1,694	387

Total provision charged to operating expense	1,976	2,906	2,470

Balance at the end of the period	$17,667	$17,820	$16,394

9
5

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
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment analysis:

	December 31, 2019
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$—	$—	$—	$541
Collectively evaluated for impairment	11,455	923	1,077	3,671	17,126
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$11,996	$923	$1,077	$3,671	$17,667

Loans:
Individually evaluated for impairment	$7,347	$—	$—	$—	$7,347
Collectively evaluated for impairment	2,040,299	770,705	150,293	665,952	3,627,249
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$2,047,646	$770,705	$150,293	$665,952	$3,634,596

	December 31, 2018
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,035	$—	$—	$—	$1,035
Collectively evaluated for impairment	9,460	1,676	1,006	4,643	16,785
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending allowance balance	$10,495	$1,676	$1,006	$4,643	$17,820

Loans:
Individually evaluated for impairment	$6,696	$—	$—	$—	$6,696
Collectively evaluated for impairment	1,715,856	668,124	74,120	546,774	3,004,874
Loans acquired with deteriorated credit quality	—	—	—	—	—

Total ending loans balance	$1,722,552	$668,124	$74,120	$546,774	$3,011,570

9
6

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 8 –
Non-performing
Assets and Impaired Loans
The following table presents the nonaccrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	December 31, 2019
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$2,424	$—	$629	$139	$3,192
Non-owner occupied real estate	682	—	374	—	1,056
Residential spec homes	—	—	—	—	—
Development & spec land	73	—	—	—	73
Commercial and industrial	1,603	—	78	1,345	3,026

Total commercial	4,782	—	1,081	1,484	7,347
Real estate
Residential mortgage	7,614	1	708	1,561	9,884
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	7,614	1	708	1,561	9,884
Consumer
Direct installment	30	5	—	—	35
Indirect installment	1,234	135	—	—	1,369
Home equity	2,019	5	217	309	2,550

Total consumer	3,283	145	217	309	3,954

Total	$15,679	$146	$2,006	$3,354	$21,185

	December 31, 2018
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-peforming TDRs	Performing TDRs	Total Non-performing Loans
Commercial
Owner occupied real estate	$3,531	$208	$—	$109	$3,848
Non-owner occupied real estate	554	—	492	—	1,046
Residential spec homes	—	—	—	—	—
Development & spec land	68	—	—	—	68
Commercial and industrial	1,941	—	—	—	1,941

Total commercial	6,094	208	492	109	6,903
Real estate
Residential mortgage	2,846	180	423	1,558	5,007
Residential construction	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—

Total real estate	2,846	180	423	1,558	5,007
Consumer
Direct installment	35	—	—	—	35
Indirect installment	916	173	—	—	1,089
Home equity	1,657	7	142	335	2,141

Total consumer	2,608	180	142	335	3,265

Total	$11,548	$568	$1,057	$2,002	$15,175

Included in the $15.7 million of
non-accrual
loans and the $2.0 million of
non-performing
TDRs at December 31, 2019 were $2.3 million and $182,000, respectively, of loans acquired for which there were accretable yields recognized.
9
7

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non-accruing
loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to generally place a loan on a non-accrual
status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the
Executive Vice President and Chief Commercial Banking Officer and/or the Executive Vice President and Chief Operations Officer must review all loans placed on non-accrual status. Subsequent payments on non-accrual
loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.
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
The Company’s TDRs are considered impaired loans and included in the allowance methodology using the guidance for impaired loans. At December 31, 2019, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of December 31, 2019, the Company had $5.4 million in TDRs and $3.4 million were performing according to the restructured terms and no TDRs were returned to accrual status during 2019. There was $133,000 of specific reserves allocated to TDRs at December 31, 2019 based on the collateral deficiencies.
9
8

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents commercial loans individually evaluated for impairment by class of loans:

	December 31, 2019
				Twelve Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$3,192	$3,193	$—	$3,608	$246
Non-owner occupied real estate	937	937	—	2,810	98
Residential spec homes	—	—	—	—	—
Development & spec land	73	73	—	158	—
Commercial and industrial	1,859	1,861	—	2,464	100

Total commercial	6,061	6,064	—	9,040	444
With an allowance recorded
Commercial
Owner occupied real estate	—	—	—	—	—
Non-owner occupied real estate	119	119	25	130	—
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	1,167	1,168	516	1,225	46

Total commercial	1,286	1,287	541	1,355	46

Total	$7,347	$7,351	$541	$10,395	$490

	December 31, 2018
				Twelve Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$2,814	$2,815	$—	$3,168	$77
Non-owner occupied real estate	860	860	—	1,096	12
Residential spec homes	—	—	—	—	—
Development & spec land	68	68	—	71	—
Commercial and industrial	1,226	1,226	—	1,119	21

Total commercial	4,968	4,969	—	5,454	110
With an allowance recorded
Commercial
Owner occupied real estate	827	827	145	864	—
Non-owner occupied real estate	186	186	30	180	4
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	715	715	860	870	14

Total commercial	1,728	1,728	1,035	1,914	18

Total	$6,696	$6,697	$1,035	$7,368	$128

9
9

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2017
				Twelve Months Ended
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$1,255	$1,270	$—	$1,168	$4
Non-owner occupied real estate	3,123	3,139	—	850	7
Residential spec homes	—	—	—	—	—
Development & spec land	176	176	—	233	4
Commercial and industrial	1,656	1,656	—	1,445	25

Total commercial	6,210	6,241	—	3,696	40
With an allowance recorded
Commercial
Owner occupied real estate	704	704	78	59	33
Non-owner occupied real estate	227	227	106	19	13
Residential spec homes	—	—	—	—	—
Development & spec land	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total commercial	931	931	184	78	46

Total	$7,141	$7,172	$184	$3,774	$86

The following table presents the payment status by class of loans:

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual & Non-peforming TDRs	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$515,604	$920	$—	$—	$3,053	$3,973	$519,577
Non-owner occupied real estate	972,195	80	—	—	1,056	1,136	973,331
Residential spec homes	12,925	—	—	—	—	—	12,925
Development & spec land	35,881	—	—	—	73	73	35,954
Commercial and industrial	503,348	819	11	—	1,681	2,511	505,859

Total commercial	2,039,953	1,819	11	—	5,863	7,693	2,047,646
Real estate
Residential mortgage	740,712	1,984	—	1	8,322	10,307	751,019
Residential construction	19,686	—	—	—	—	—	19,686
Mortgage warehouse	150,293	—	—	—	—	—	150,293

Total real estate	910,691	1,984	—	1	8,322	10,307	920,998
Consumer
Direct installment	40,864	175	5	5	30	215	41,079
Indirect installment	344,478	2,407	404	135	1,234	4,180	348,658
Home equity	273,050	904	20	5	2,236	3,165	276,215

Total consumer	658,392	3,486	429	145	3,500	7,560	665,952

Total	$3,609,036	$7,289	$440	$146	$17,685	$25,560	$3,634,596

Percentage of total loans	99.30%	0.20%	0.01%	0.00%	0.49%	0.70%	100.00%

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Non-accrual & Non-peforming TDRs	Total Past Due & Non-accrual Loans	Total
Commercial
Owner occupied real estate	$439,542	$537	$1,016	$208	$3,531	$5,292	$444,834
Non-owner occupied real estate	851,587	203	19	—	1,046	1,268	852,855
Residential spec homes	4,703	492	—	—	—	492	5,195
Development & spec land	50,638	—	—	—	68	68	50,706
Commercial and industrial	365,817	487	717	—	1,941	3,145	368,962

Total commercial	1,712,287	1,719	1,752	208	6,586	10,265	1,722,552
Real estate
Residential mortgage	639,458	1,131	56	180	3,269	4,636	644,094
Residential construction	24,030	—	—	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	—	—	74,120

Total real estate	737,608	1,131	56	180	3,269	4,636	742,244
Consumer
Direct installment	34,957	93	18	—	35	146	35,103
Indirect installment	311,494	1,396	198	173	916	2,683	314,177
Home equity	194,890	761	37	7	1,799	2,604	197,494

Total consumer	541,341	2,250	253	180	2,750	5,433	546,774

Total	$2,991,236	$5,100	$2,061	$568	$12,605	$20,334	$3,011,570

Percentage of total loans	99.32%	0.17%	0.07%	0.02%	0.42%	0.68%	100.00%
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
•
For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective regions (ranging from $1,500,000 to $3,500,000) are validated by the Loan Committee, which is chaired by the Executive Vice President and Chief Commercial Banking Officer (EVP/CCBO).

•
Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material change to the EVP/CCBO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the EVP/CCBO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the EVP/CCBO, however, lenders must present their factual information to either the Loan Committee or the EVP/CCBO when recommending an upgrade.

•
The EVP/CCBO, or a designee, meets periodically with loan officers to discuss the status of past-due
loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

•
Monthly, senior management meets as members of the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Loan and Lease Losses.

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
10
1

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
10
2

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
10
3

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents loans by credit grades.

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$492,386	$8,328	$18,863	$—	$519,577
Non-owner occupied real estate	957,990	7,824	7,517	—	973,331
Residential spec homes	12,925	—	—	—	12,925
Development & spec land	35,815	—	139	—	35,954
Commercial and industrial	468,893	18,652	18,314	—	505,859

Total commercial	1,968,009	34,804	44,833	—	2,047,646
Real estate
Residential mortgage	741,136	—	9,883	—	751,019
Residential construction	19,686	—	—	—	19,686
Mortgage warehouse	150,293	—	—	—	150,293

Total real estate	911,115	—	9,883	—	920,998
Consumer
Direct installment	41,044	—	35	—	41,079
Indirect installment	347,289	—	1,369	—	348,658
Home equity	273,665	—	2,550	—	276,215

Total consumer	661,998	—	3,954	—	665,952

Total	$3,541,122	$34,804	$58,670	$—	$3,634,596

Percentage of total loans	97.43%	0.96%	1.61%	0.00%	100.00%

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$426,887	$3,664	$14,283	$—	$444,834
Non-owner occupied real estate	834,582	9,682	8,591	—	852,855
Residential spec homes	5,195	—	—	—	5,195
Development & spec land	47,523	3,115	68	—	50,706
Commercial and industrial	354,630	6,591	7,741	—	368,962

Total commercial	1,668,817	23,052	30,683	—	1,722,552
Real estate
Residential mortgage	639,267	—	4,827	—	644,094
Residential construction	24,030	—	—	—	24,030
Mortgage warehouse	74,120	—	—	—	74,120

Total real estate	737,417	—	4,827	—	742,244
Consumer
Direct installment	35,068	—	35	—	35,103
Indirect installment	313,088	—	1,089	—	314,177
Home equity	195,353	—	2,141	—	197,494

Total consumer	543,509	—	3,265	—	546,774

Total	$2,949,743	$23,052	$38,775	$—	$3,011,570

Percentage of total loans	97.95%	0.76%	1.29%	0.00%	100.00%
10
4

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 9 – Premises and Equipment

	December 31	December 31
	2019	2018
Land	$27,292	$21,604
Buildings and improvements	83,669	69,590
Furniture and equipment	27,482	24,596

Total cost	138,443	115,790
Accumulated depreciation	(46,234)	(41,459)

Net premises and equipment	$92,209	$74,331

Note 10 – Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.4 billion and $1.3 billion at December 31, 2019 and 2018.
The aggregate fair value of capitalized mortgage servicing rights was approximately $14.4 million, $13.9 million and $12.8 million at December 31, 2019, 2018 and 2017, compared to the carrying values of $14.3 million, $12.3 million and $11.6 million, respectively. The fair value of capitalized mortgage servicing rights was approximately $11.7 million on January 1, 2017. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31	December 31	December 31
	2019	2018	2017
Mortgage servicing rights
Balances, January 1	$12,876	$12,189	$11,681
Servicing rights capitalized	3,547	1,883	2,109
Amortization of servicing rights	(1,377)	(1,196)	(1,601)

Balances, December 31	15,046	12,876	12,189

Impairment allowance
Balances, January 1	(527)	(587)	(507)
Additions	(234)	(78)	(85)
Reductions	42	138	5

Balances, December 31	(719)	(527)	(587)

Mortgage servicing rights, net	$14,327	$12,349	$11,602

During 2019, 2018 and 2017 the Bank recorded additional impairment of approximately $192,000, $60,000 and $80,000, respectively.
Note 11 – Goodwill and Intangible Assets
On March 26, 2019, the Salin acquisition resulted in goodwill of $31.2 million.

On October
17
,
2017
, the Wolverine acquisition resulted in goodwill of $
26.8
 million. On September
1
,
2017
, the Lafayette acquisition resulted in goodwill of $
15.4
 million.
10
5

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
No impairment loss was recorded in 2019 or 2018. The Company tested goodwill for impairment during 2019 and 2018. In both valuations, the fair value exceeded the Company’s carrying value, therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill and Intangible Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10K.

	December 31	December 31
	2019	2018
Balance, January 1	$119,880	$119,880
Goodwill acquired	31,358	—

Balance, December 31	$151,238	$119,880

As a result of the acquisition of American Trust & Savings Bank in 2010; Heartland in 2012; Summit in 2014; Peoples in 2015; Kosciusko, LaPorte and CNB in 2016; Lafayette and Wolverine in 2017; and Salin in 2019; the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over seven to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$40,590	$(13,911)	$20,711	$(10,321)

Amortization expense for inta
n
gible assets totaled $3.5 million, $2.0 million, and $1.5 million for the years ended December 31, 2019, 2018 and 2017. Estimated amortization for the years ending December 31 is as follows
:

2020	$3,723
2021	3,591
2022	3,516
2023	3,430
2024	3,225
Thereafter	9,194

$26,679

Note 12 – Leases
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
10
6

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

Operating leases relate primarily to bank branches and office space with remaining average lease terms of seven years. The weighted average discount rate utilized to calculate the ROU asset and operating lease liability was approximately 2.57%, which represents the incremental borrowing rate. At inception, the Company recorded a ROU asset and operating lease liability of $3.5 million. At December 31, 2019, a ROU asset of $2.7 million is included in other assets and an operating lease liability of $2.7 million is included in other liabilities. Options to extend a lease were considered in the remaining lease term determination. The lease expense for operating leases was $591,000 for the year ended December 31, 2019.

The weighted average remaining life of leases was 6.4 years at December 31, 2019.
Future minimum operating lease payments under
non-cancellable
leases with initial or remaining lease terms at December 31, 2019 were as follows:

Year	Amount
2020	$476
2021	476
2022	504
2023	504
2024 and thereafter	1,105

Total lease payments	$3,065

Less: Interest	(51)

Present value of lease liabilities	$3,014

Note 13 – Deposits

	December 31	December 31
	2019	2018
Noninterest-bearing demand deposits	$709,760	$642,129
Interest-bearing demand deposits	1,159,296	864,026
Money market (variable rate)	522,382	420,123
Savings deposits	563,952	400,187
Certificates of deposit of $250,000 or more	461,435	371,824
Other certificates and time deposits	514,177	441,087

Total deposits	$3,931,002	$3,139,376

10
7

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Certificates and other time deposits for both re
t
ail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2020	$722,672	$24,350	$747,022
2021	102,449	20,508	122,957
2022	32,925	15,256	48,181
2023	16,527	16,648	33,175
2024	22,995	—	22,995
Thereafter	1,282	—	1,282

	$898,850	$76,762	$975,612

Note 14 – Borrowings

	December 31	December 31
	2019	2018
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.68% to 7.53%, due at various dates through August 20, 2029	$390,800	$356,579
Securities sold under agreements to repurchase	90,941	52,116
Federal funds purchased	68,000	141,689

Total borrowings	$549,741	$550,384

The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $905.9 million. Advances are subject to restrictions or penalties in the event of prepayment.

At December 31, 2019, the Bank had a total of $125.0 million in putable advances. The call dates for these advances range from February 20, 2020 to October 24, 2022 even though maturity dates extend beyond those dates.
At December 31, 2019, the Bank had available approximately $517.1 million in credit lines with various money center banks, including the FHLB.
Contractual maturities in years ending December 31 are as follows:

2020	$276,970
2021	15,102
2022	52,222
2023	183
2024	80,116
Thereafter	125,148

$549,741

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 15 – Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by federal agency collateralized mortgage obligations and federal agency mortgage-backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2019 and 2018 totaled $97.3 million and $61.4 million and the daily average of such agreements totaled $81.3 million and $51.4 million. The agreements at December 31, 2019 are overnight agreements.
The following table shows repurchase agreements accounted for as secured borrowings:

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$90,941	$—	$—	$—	$—	$—	$90,941
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$35,537	$—	$—	$—	$—	$—	$35,537
Federal agency mortgage-backed pools	71,234	—	—	—	—	—	71,234

Total	$106,771	$—	$—	$—	$—	$—	$106,771

Note 16 – Subordinated Debentures
In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of
90-day
LIBOR plus 1.95% (3.86% at December 31, 2019) and mature on November 23, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to October 31, 2009, the first call date of the securities.
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
90-day
LIBOR plus 1.65%
(
3.56% at December 31, 2019) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of
90-day
LIBOR plus 2.65% (4.56% at December 31, 2019) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of
90-day
LIBOR plus 2.85% (4.76% at December 31, 2019) and mature in December 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.5 million, net of the remaining purchase discount, at December 31, 2019.
The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of
90-day
LIBOR plus 1.67% (3.58% at December 31, 2019) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $1.9 million, net of the remaining purchase discount, at December 31, 2019.
The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of
90-day
LIBOR plus 3.10% (5.01% at December 31, 2019) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.4 million, net of the remaining purchase discount, at December 31, 2019.
The Company assumed additional debentures as the result of the Salin merger in March 2019. In October 2003, Salin Bancshares, Inc. (“Salin”) formed Salin Statutory Trust I (“Salin Trust”), to sell $20.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Salin. The junior subordinated debentures are the sole assets of Salin Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the securities bear interest at a rate of
90-day
LIBOR plus 2.95% (4.86% at December 31, 2019) and mature in October 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $17.7 million, net of the remaining purchase discount, at December 31, 2019.
1
10

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 17 – Employee Stock Ownership Plan
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
Total cash contributions and expense recorded for the ESOP was $719,000 in 2019, $750,000 in 2018 and $600,000 in 2017.
The ESOP, which is not leveraged, owns a total of 1,344,625 shares of Horizon’s stock or 3.0% of the outstanding shares as of December 31, 2019.
Note 18 – Employee Thrift and Defined Benefit Plan
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $1.2 million in 2019, $1.2 million in 2018 and $942,000 in 2017.
The Plan owns a total of 741,650 shares of Horizon’s stock or 1.6% of the outstanding shares as of December 31, 2019.
1
11

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

There was no expense to the Company in 2019 and 2018 for this Pentegra Plan. The Company intends on terminating this Pentegra Plan during 20
20
and has recorded a $3.1 million withdrawal liability for the termination of the Pentegra Plan.

11
2

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 19 – Income Tax

	December 31	December 31	December 31
	2019	2018	2017
Income tax expense
Currently payable
Federal	$11,143	$9,166	$12,079
State	140	—	—
Deferred
Federal	1,787	1,277	331
State	233	—	—
Revaluation of deferred tax assets	—	—	2,426

Total income tax expense	$13,303	$10,443	$14,836

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21% in 201 9 and 2 018 35% in 2017	$16,767	$13,348	$16,783
Tax exempt interest	(2,977)	(1,982)	(2,699)
Tax exempt income	(587)	(448)	(638)
Stock compensation	(324)	(384)	(546)
Revaluation of deferred tax assets	—	—	2,426
Other tax exempt income	(313)	(260)	(456)
State tax	295	—	—
Nondeductible and other	442	169	(34)

Actual tax expense	$13,303	$10,443	$14,836

	December 31	December 31
	2019	2018
Assets
Allowance for loan losses	$4,120	$3,831
Net operating loss and tax credits (from acquisitions)	54	1,038
Director and employee benefits	1,890	2,392
Unrealized loss on AFS securities and fair value hedge	—	2,165
Accrued pension	775	801
Fair value adjustment on acquisitions	—	—
Other	2,145	670

Total assets	8,984	10,897

Liabilities
Depreciation	(4,456)	(1,850)
State tax	(10)	(137)
Federal Home Loan Bank stock dividends	(368)	(330)
Difference in basis of intangible assets	(3,427)	(2,919)
Fair value adjustment on acquisitions	(2,488)	(62)
Unrealized gain on AFS securities and fair value hedge	(1,710)	—
Other	(63)	(119)

Total liabilities	(12,522)	(5,417)
Valuation allowance	—	(1,038)

Net deferred tax asset/(liability)	$(3,538)	$4,442

11
3

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
As of December 31, 2019, the Company had approximately $900,000 of state tax loss available to offset future franchise taxable income. The state loss carryforward begins to expire in 2031.
Due to the
s
e losses being incurred by acquired institutions, prior to the acquisitions by Horizon, the annual losses which can be used are subject to an annual limitation. Management believes that the Company will be able to fully utilize the state loss carryforwards within the allotted time periods, and has reversed the valuation allowance previously recorded for the possible inability to use a portion of the carryforwards.
Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2019.
The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or
non-U.S.
income tax examinations by tax authorities for years before 2016.
Note 20 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss included in capital are as follows:

	December 31	December 31
	2019	2018
Unrealized gain (loss) on securities available for sale	$12,687	$(8,561)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	(107)	10
Unrealized loss on derivative instruments	(4,440)	(1,760)
Tax effect	(1,708)	2,167

Total accumulated other comprehensive income (loss)	$6,432	$(8,144)

Note 21 – Commitments,
Off-Balance
Sheet Risk and Contingencies
The Bank was not required to have any cash on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2019. These balances would be included in cash and cash equivalents and would not earn interest.
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
At December 31, 2019 and 2018, commitments to make loans amounted to approximately $958.7 million and $873.8 million and commitments under outstanding standby letters of credit amounted to approximately $17.3 million and $4.8 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.
11
4

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 22 – Regulatory Capital
Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company and Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-
sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, or leverage ratio. For December 31, 2019 and 2018, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out
of including accumulated other comprehensive income in regulatory capital.
To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of December 31, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending December 31, 2019 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies. Horizon and the Bank’s actual and required capital ratios as of December 31, 2019 and 2018 were as follows:

11
5

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Actual		Required for Capital 1 Adequacy Purposes		Required For Capital 1 Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt 1 Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital 1 (to risk-weighted assets)
Consolidated	$548,364	13.95%	$314,395	8.00%	$412,644	10.50%	N/A	N/A
Bank	497,227	12.65%	314,452	8.00%	412,718	10.50%	$393,065	10.00%
Tier 1 capital 1 (to risk-weighted assets)
Consolidated	530,643	13.50%	235,796	6.00%	334,044	8.50%	N/A	N/A
Bank	479,506	12.20%	235,823	6.00%	334,082	8.50%	314,430	8.00%
Common equity tier 1 capital 1 (to risk-weighted assets)
Consolidated	473,150	12.04%	176,846	4.50%	275,094	7.00%	N/A	N/A
Bank	479,506	12.20%	176,867	4.50%	275,126	7.00%	255,475	6.50%
Tier 1 capital 1 (to average assets)
Consolidated	530,643	10.50%	202,111	4.00%	202,111	4.00%	N/A	N/A
Bank	479,506	9.49%	202,110	4.00%	202,110	4.00%	252,638	5.00%
December 31, 2018
Total capital 1 (to risk-weighted assets)
Consolidated	$427,616	13.39%	$255,419	8.00%	$315,283	9.875%	N/A	N/A
Bank	396,755	12.43%	255,419	8.00%	315,283	9.875%	$319,274	10.00%
Tier 1 capital 1 (to risk-weighted assets)
Consolidated	409,760	12.83%	191,565	6.00%	251,429	7.875%	N/A	N/A
Bank	378,899	11.87%	191,565	6.00%	251,429	7.875%	255,420	8.00%
Common equity tier 1 capital 1 (to risk-weighted assets)
Consolidated	371,297	11.63%	143,673	4.50%	203,537	6.375%	N/A	N/A
Bank	378,899	11.87%	143,674	4.50%	203,537	6.375%	207,528	6.50%
Tier 1 capital 1 (to average assets)
Consolidated	409,760	10.12%	162,033	4.00%	162,033	4.000%	N/A	N/A
Bank	378,899	9.34%	162,327	4.00%	162,327	4.000%	202,908	5.00%
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was
phased
in
b
y

increments starting with the 2016 calculations and was fully implemented by

2019. The capital conservation buffer was 2.50% at December 31, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.
Note 23 – Share-Based Compensation
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

11
6

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
A summary of option activity under the 2003 Plan as of December 31, 2019, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	21,300	$5.03
Granted	—	—
Exercised	(8,625)	4.45
Forfeited	—	—

Outstanding, end of year	12,675	5.42	1.04	$172,096

Exercisable, end of year	12,675	5.42	1.04	172,096
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
The 2013 Plan was amended on May 3, 2018, upon shareholder approval, primarily to allow grants of other types of stock-based awards, such as awards valued in whole or in part by reference to the value of shares of Horizon common stock.
All share data has been adjusted for the
3:2
stock split on June 15, 2018 and November 14, 2016.
The restricted shares can vest over a period of time established by the Committee at the time of each grant, but the restricted shares already granted under the 2013 Plan generally vest at the end of three, four or five years of continuous employment
. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the vesting period.
The performance shares that are awarded become earned and vested based on the achievement of certain performance goals during a performance period as established by the Committee at the time of each grant. The performance goals under the presently-awarded grant agreements are based on a comparison of the Company’s average performance over the performance period for the return on common equity, compounded annual growth rate of total assets, and return on average assets, all as relative to the average performance for publicly traded banks with total assets between $1 billion and $5 billion on the SNL Bank Index. Holders of performance share awards receive pass-through dividends but do not have any voting rights before the performance shares are earned and vested.
The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements.
11
7

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	Years Ended December 31
	2019	2018	2017
Dividend yields	2.39%	1.99%	1.75%
Volatility factors of expected market price of common stock	28.67%	28.60%	28.52%
Risk-free interest rates	2.61%	2.85%	2.42%
Expected life of options	8 years	8 years	8 years
A summary of option activity under the 2013 Plan as of December 31, 2019, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	307,317	$12.28
Granted	35,966	16.74
Exercised	(24,256)	9.75
Forfeited	(2,250)	10.38

Outstanding, end of year	316,777	12.99	6.37	$1,822,924

Exercisable, end of year	242,814	11.58	5.74	1,802,010
The weighted average grant-date fair value of options granted during the years 2019, 2018 and 2017 was $4.44, $5.54 and $4.83.
A summary of the status of Horizon’s
non-vested
restricted and performance shares as of December 31, 2019 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	176,538	$16.90
Vested	(43,358)	11.17
Granted	84,526	16.74
Forfeited	(4,137)	18.23

Non-vested, end of year	213,569	17.97

Total compensation cost recognized in the income statement for option-based payment arrangements during 2019 was $215,000 and the related tax benefit recognized was approximately $45,000. Total compensation cost recognized in the income statement for option-based payment arrangements during 2018 and 2017 was $251,000 and $325,000 and the related tax benefit recognized was $53,000 and $114,000, respectively.
Total compensation cost recognized in the income statement for restricted share and performance share based payment arrangements during 2019, 2018 and 2017 was $705,000, $376,000, and $135,000. The recognized tax benefit related thereto was approximately $148,000, $79,000, and $47,000 for the years ended December 31, 2019, 2018 and 2017.
11
8

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2019, 2018 and 2017 was $236,000, $493,000, and $1.6 million. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $104,000, $213,000, and $522,000, for the years ended December 31, 2019, 2018 and 2017.
As of December 31, 2019, there was $1.5 million of total unrecognized compensation cost related to all non-vested
share-based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. Under all plans, forfeitures of share-based compensation grants are recognized as they occur.
Note 24 – Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of

4.03% on a notional amount of $15.5 million at December 31, 2019 and at a weighted average fixed rate of
3.76% on a notional amount of $30.5 million at December 31, 2018. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at December 31, 2019 and 2018. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counter party at a rate of 2.81% on a notional amount of $50.0 million at December 31, 2019 and 2018. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreements as cash flow hedging instruments. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At December 31, 201
9
, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
11
9

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. At December 31, 2019, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security
agreements being hedged were $361.0 million at December 31, 2019 and $209.2 million at December 31, 2018.
Other Derivative Instruments
The Company enters into
non-hedging
derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2019, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other a ssets	$11,422	Other liabilities	$15,861

Total derivatives desginated as hedging instruments		11,422		15,861

Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	264	Other liabilities	38

Total derivatives not designated as hedging instruments		264		38

Total derivatives		$11,686		$3,745

1
20

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other a ssets	$42	Other liabilities	$1,802
Total derivatives desginated as hedging instruments		42		1,802
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	135	Other liabilities	—
Total derivatives not designated as hedging instruments		135		—
Total derivatives		$177		$1,802
The effect of the derivative instruments on the consolidated statement of income for the
12-month
periods ended December 31 is as follows:

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Years Ended December 31
	2019	2018	2017
Derivatives in cash flow hedging relationship
Interest rate contracts	$(2,117)	$(25)	$913
FASB ASC
820-10-20
defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC
820-10-55
establishes a fair value hierarchy that emphasizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

	Location of gain (loss) recognized on	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
	derivative	2019	2018	2017
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$(11,380)	$(852)	$(817)
Interest rate contracts	Interest income - loans	11,380	852	817

Total		$—	$—	$—

	Location of gain (loss) recognized on	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
	derivative	2019	2018	2017
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$91	$(5)	$(439)
1
21

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 25 – Disclosures about fair value of assets and liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:

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
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2019.
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
1
22

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$1,413	$—	$1,413	$—
State and municipal	405,768	—	405,768	—
Federal agency collateralized mortgage obligations	269,252	—	269,252	—
Federal agency mortgage-backed pools	146,572	—	146,572	—
Corporate notes	11,771	—	11,771	—

Total available for sale securities	834,776	—	834,776	—
Interest rate swap agreements asset	11,422	—	11,422	—
Forward sale commitments	264	—	264	—
Interest rate swap agreements liability	(15,861)	—	(15,861)	—
Commitments to originate loans	(38)	—	(38)	—

	December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$16,608	$—	$16,608	$—
State and municipal	209,303	—	209,303	—
Federal agency collateralized mortgage obligations	185,003	—	185,003	—
Federal agency mortgage-backed pools	178,736	—	178,736	—
Corporate notes	10,698	—	10,698	—

Total available for sale securities	600,348	—	600,348	—
Interest rate swap agreements asset	42	—	42	—
Forward sale commitments	135	—	135	—
Interest rate swap agreements liability	(1,801)	—	(1,801)	—
Commitments to originate loans	—	—	—	—

Realized gains and losses included in net inc
o
me for the periods are reported in the consolidated statements of income as follows:

	Years Ended December 31
Non-interest Income	2019	2018	2017
Total gains and losses from:
Hedged loans	$(11,380)	$(852)	$(817)
Fair value interest rate swap agreements	11,380	852	817
Derivative loan commitments	91	(5)	(439)

	$91	$(5)	$(439)

12
3

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Impaired loans	$6,806	$—	$—	$6,806
Mortgage servicing rights	14,327	—	—	14,327
December 31, 2018
Impaired loans	$5,661	$—	$—	$5,661
Mortgage servicing rights	12,349	—	—	12,349

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
Mortgage Servicing Rights (MSRs):
MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end
interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs were reduced by $719,000 in 2019 and $527,000 in 2018 for the fair value.
12
4

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2019 and 2018.

	December 31, 2019
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$6,806	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-100% (7.4%)
Mortgage servicing rights	14,327	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.7%-9.0% (8.7%), 10.2%-19.8% ( 12.2%), 0.1%-2.9% (0.7%)

	December 31, 2018
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs	(Weighted Average)
Impaired loans	$5,661	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0%-100% (15.5%)
Mortgage servicing rights	12,349	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.2%-11.0% ( 10.3%), 9.1%-21.9% (9.3%), 0.1%-2.8% (0.6%)
Note 26 – Fair Value of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2019 and December 31, 2018. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance
sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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
12
5

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

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$98,831	$98,831	$—	$—
Interest-earning time deposits	8,455	—	8,537	—
Investment securities, held to maturity	207,899	—	215,147	—
Loans held for sale	4,088	—	—	4,088
Loans (excluding loan level hedges), net	3,619,174	—	—	3,554,951
Stock in FHLB	22,447	—	22,447	—
Interest receivable	18,828	—	18,828	—
Liabilities
Non-interest bearing deposits	$709,760	$709,760	$—	$—
Interest bearing deposits	3,221,242	—	3,180,768	—
Borrowings	549,741	—	546,995	—
Subordinated debentures	56,311	—	51,809	—
Interest payable	3,062	—	3,062	—
12
6

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

Note 27 – General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the C
o
mpany.
Note 28 – Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp, Inc.:
Condensed Balance Sheets

	December 31	December 31
	2019	2018
Assets
Total cash and cash equivalents	$50,961	$30,653
Investment in subsidiaries	666,639	502,844
Other assets	3,882	1,186

Total assets	$721,482	$534,683

Liabilities
Subordinated debentures	$56,311	$37,837
Other liabilities	9,148	4,854
Stockholders’ Equity	656,023	491,992

Total liabilities and stockholders’ equity	$721,482	$534,683

12
7

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Condensed Statements of Income

	Years Ended December 31
	2019	2018	2017
Operating Income (Expense)
Dividend income from subsidiaries	$46,150	$46,950	$27,000
Other income	—	—	540
Interest expense	(3,209)	(2,475)	(2,791)
Employee benefit expense	(1,687)	(1,423)	(1,094)
Other expense	(416)	(357)	(326)

Income Before Undistributed Income of Subsidiaries	40,838	42,695	23,329
Undistributed Income of Subsidiaries	25,053	9,643	8,804

Income Before Tax	65,891	52,338	32,133
Income Tax Benefit	647	779	984

Net Income Available to Common Shareholders	$66,538	$53,117	$33,117

Condensed Statements of Comprehensive Income

	Years Ended December 31
	2019	2018	2017
Net Income	$66,538	$53,117	$33,117
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	(2,117)	(25)	913
Unrealized appreciation for the period on held to maturity securities, net of taxes	(92)	(150)	(166)
Unrealized appreciation (depreciation) on available for sale securities, net of taxes	16,727	(4,003)	1,371
Less: reclassification adjustment for realized (gains) losses included in net income, net of taxes	59	351	(25)

	14,576	(3,827)	2,093

Comprehensive Income	$81,114	$49,290	$35,210

12
8

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Condensed Statements of Cash Flows

	Years Ended December 31
	2019	2018	2017
Operating Activities
Net income	$66,538	$53,117	$33,117
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(25,053)	(9,643)	(8,804)
Change in:
Share based compensation	215	251	325
Amortization of unearned compensation	705	169	135
Other assets	(5,449)	132	388
Other liabilities	1,629	378	(1,675)

Net cash provided by operating activities	38,585	44,404	23,486

Investing Activities
Repurchase of outstanding stock	(1,595)	—	—
Acquisition of Lafayette	—	—	(1,254)
Acquisition of Wolverine	—	—	(7,688)
Acquisition of Salin	2,350	—	—

Net cash used in investing activities	755	—	(8,942)

Financing Activities
Net change in borrowings	98	(12,316)	(6,803)
Dividends paid on common shares	(20,835)	(15,418)	(11,720)
Proceeds from issuance of stock	1,705	622	1,604

Net cash used in financing activities	(19,032)	(27,112)	(16,919)

Net Change in Cash and Cash Equivalents	20,308	17,292	(2,375)
Cash and Cash Equivalents at Beginning of Year	30,653	13,361	15,736

Cash and Cash Equivalents at End of Year	$50,961	$30,653	$13,361

12
9

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 29 – Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	2019	2019	2019	2019
Interest income	$45,373	$53,850	$55,711	$53,398
Interest expense	11,093	12,321	12,248	11,879

Net interest income	34,280	41,529	43,463	41,519
Provision for loan losses	364	896	376	340
Gain (loss) on sale of securities	15	(100)	—	10
Net income	$10,816	$16,642	$20,537	$18,543
Earnings per share:
Basic	$0.28	$0.37	$0.46	$0.41
Diluted	0.28	0.37	0.46	0.41
Average shares outstanding:
Basic	38,822,543	45,055,117	45,038,021	44,971,676
Diluted	38,906,172	45,130,408	45,113,730	45,103,065

	Three Months Ended
	March 31	June 30	September 30	December 31
	2018	2018	2018	2018
Interest income	$39,426	$40,741	$42,271	$43,730
Interest expense	6,015	7,191	8,499	9,894

Net interest income	33,411	33,550	33,772	33,836
Provision for loan losses	567	635	1,176	528
Gain (loss) on sale of securities	11	—	(122)	(332)
Net income	$12,804	$14,115	$13,065	$13,133
Earnings per share:
Basic	$0.33	$0.37	$0.34	$0.35
Diluted	0.33	0.37	0.34	0.34
Average shares outstanding:
Basic	38,306,395	38,347,612	38,365,379	38,367,972
Diluted	38,468,810	38,519,401	38,534,970	38,488,861

1
30

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 30 – Future Accounting Matters
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No.
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
 2018-13
and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of ASU
2018-13
and the impact on our accounting and disclosures.
FASB ASU No.
 2017-04,
Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The FASB has issued ASU No.
 2017-04,
Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
. The new guidance is intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of a reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
1
31

Horizon Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
FASB ASU No. 2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The FASB has issued ASU No. 2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.
Our Current Expected Credit Loss (“CECL”) task force has been meeting on a monthly basis, at a minimum, to review implementation matters related to the completeness and accuracy of historical data, model development and corporate governance documentation. Specifically regarding model development, the task force has analyzed results from parallel model runs for each portfolio segment and evaluated assumptions related to unfunded commitments, acquired performing loans, and economic and forecast factors. Our task force has also reviewed new corporate governance documentation, such as our new CECL Allowance for Credit Losses (“ACL”) policy, procedure manuals and internal control documentation.
Horizon has completed data and model validation testing, determined qualitative adjustments, established additional supporting analytics, and developed related internal controls over model inputs (data and assumptions) and model operations. While the model is operational, approval of certain governance related matters, procedures and policies are being finalized.
The final year-end estimate for CECL has not been determined and the required financial reporting disclosures are being completed for review. Internal controls over financial reporting specifically related to CECL have been designed and are being evaluated, however, all internal controls related to CECL implementation are not operational. The final step of completing the formal governance and approval process is in its final stages.
We expect the one-time cumulative effect adjustment to the ACL will be between $16.2 million and $20.8 million upon adoption as of January 1, 2020. The majority of the increase is related to including our acquired loan portfolios in the model and the addition of using economic forecasts in estimating future losses. As we continue to evaluate and refine our CECL model during the first quarter of 2020, the estimated range of impact to the ACL as of January 1, 2020 could change.
1
32

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp
Michigan City, Indiana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Horizon Bancorp (Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan Losses
As described in Note 7 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $17.7 million at December 31, 2019. The ALLL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The determination of the ALLL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ALLL.
We identified the valuation of the ALLL as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.
How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:
•	Testing the effectiveness of controls over the Company’s inputs and processes utilized in calculating the ALLL including classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans including purchased loans that have experienced further credit deterioration and management’s review controls over the ALLL balance as a whole including attending internal Company credit quality discussions and analysis;

•	Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for credit losses including data completeness and accuracy, classifications of loans by loan segment, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, credit ratings and risk classification of loans and establishment of specific reserves on impaired loans and management’s review and disclosure controls over the allowance for credit losses;

•	Testing of completeness and accuracy of the information utilized in the allowance for credit losses;

•	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

•	Computing an independent calculation of acceptable range and comparing it to the Company’s estimate;

•	Testing the internal loan review functions and evaluating the accuracy of loan grades by utilizing internal specialists to assist us;

•	Evaluating the appropriateness of loan grades and assessing the reasonableness of specific reserves on impaired loans;

•	Evaluating the overall reasonableness of qualitative factors and appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

Acquisition Accounting and Related Valuation of Assets Acquired and Liabilities Assumed in a Business Combination
As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Salin Bancshares, Inc. and its wholly-owned subsidiary of Salin Bank and Trust Company during the year ended December 31, 2019 with an acquisition price of $126.7 million, including the recognition of $31.3 million of goodwill. As part of the acquisition, management determined that the acquisition qualified as a business and accordingly all identifiable assets and liabilities acquired were valuated at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.
We identified the acquisition and the valuation of acquired assets and assumed liabilities a critical audit matter. Auditing the acquisition transaction involved a high degree of subjectivity in evaluating management’s operational assumptions, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.
How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:
•	Obtaining and reviewing executed Plan and Agreement of Merger documents to gain an understanding of the underlying terms of the consummated acquisition;

•	Obtaining and reviewing management’s reconciliation procedures of significant accounts and testing of completion procedures performed and asset/liability identification considerations made;

•	Testing management’s computation of purchase price and determination of goodwill recognized focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

•	Obtaining and reviewing significant outside vendor valuation estimates and challenging management’s review of the appropriateness of the valuations assessed/allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, including assumptions applied and valuation models utilized by the outside vendors;

•	Utilization of our Forensics & Valuation Services group to assist with testing and challenging the related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

•	Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Company’s SEC filings.

Other Reporting Required by
Government Auditing Standards
In accordance with
Government Auditing Standards
, we have also issued our reports dated February 28, 2020, on our consideration of the Company’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over compliance. Those reports are an integral part of an audit performed in accordance with
Government Auditing Standards
and should be considered in assessing the results of our audit.
BKD,
llp
We have served as the Company’s auditor since 1998.
Indianapolis, Indiana
February 28, 2020
Name of Engagement Executive: Michael A. Ososki
Federal Employer Identification Number:
44-0160260

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp
Michigan City, Indiana
Opinion on the Internal Control over Financial Reporting
We have audited Horizon Bancorp’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 28, 2020, expressed an unqualified opinion thereon.
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
February 28, 2020

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
The consolidated financial statements in the Annual Report have been audited by BKD, LLP, independent registered public accounting firm, for 2019, 2018 and 2017. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Horizon Bancorp
, Inc.
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
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2019 is effective based on the specified criteria.
Attestation Report of Registered Public Accounting Firm
BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears in Item 8, following BKD, LLP’s audit report.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2019, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

Horizon Bancorp
, Inc.
PART III
Certain information is omitted from this report pursuant to General Instruction G. (3) of Form
10-K
as Horizon intends to file with the Commission its definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2019.
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
The information relating to Horizon’s executive officers required by this item is included in Part I of this Form
10-K
under “Special Item: Information about our Executive Officers” and is incorporated into this item by reference.
The information relating to certain filing obligations of directors and executive officers required by this item is found in the Proxy Statement under “Delinquent Section 16(a)Reports” and is incorporated into this report and item by reference.
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

Horizon Bancorp
, Inc.
ITEM
 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	329,452	$12.70	657,612
Equity compensation plans not approved by security holders	—	$—	—

	329,452	$12.70	657,612

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

The following financial statements are filed as part of this document under Item 8:
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Income, years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income, years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows, years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

Horizon Bancorp
, Inc.
2.	Financial Statement Schedules

Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.
3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc. effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on May 16, 2018

3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on January 22, 2020

4.1	Description of Common Stock	Attached

4.2	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2009

4.3	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2009

4.4	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on December 21, 2006

4.5	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on December 21, 2006

10.1*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders

10.2*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2009

10.3*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2009

10.4*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.5*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 18, 2013

Horizon Bancorp
, Inc.

Exhibit Number	Description	Incorporated by Reference/Attached

10.6*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 18, 2013

10.7*	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 27, 2017

10.8*	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 27, 2017

10.9*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K filed on February 28, 2018

10.10*	Form of Restricted Stock Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed on February 28, 2018

10.11*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222329)

10.12*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222329)

10.13*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222330)

10.14*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on December 28, 2017 (Registration No. 333-222330)

10.15*	Description of Executive Officer Bonus Plan	Attached

10.16*	Amended and Restated Employment Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K filed on January 7, 2020

10.17*	Amended and Restated Employment Agreement (James D. Neff), dated January 1, 2020	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K filed on January 7, 2020

10.18*	Change in Control Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 7, 2020

10.19*	Change in Control Agreement (James D. Neff), dated January 1, 2020	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 7, 2020

10.20*	Change in Control Agreement (Mark E. Secor), dated January 1, 2020	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on January 7, 2020

10.21*	Change in Control Agreement (Kathie A. DeRuiter), dated January 1, 2020	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on January 7, 2020

Horizon Bancorp
, Inc.

Exhibit Number	Description	Incorporated by Reference/Attached

10.22*	Change in Control Agreement (Dennis J. Kuhn), dated January 1, 2020	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on January 7, 2020

10.23*	Change in Control Agreement (Todd A. Etzler), dated January 1, 2020	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on January 7, 2020

14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8-K filed on December 21, 2017

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Inline Interactive Data Files	Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Embedded Within the Inline XBRL Document

*	Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

ITEM

16. FORM 10-K SUMMARY
Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Horizon Bancorp, Inc. Registrant

Date: February 28, 2020	By:	/s/ Craig M. Dwight
Craig M. Dwight Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2020	By :	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 28, 2020	/s/ Craig M. Dwight Craig M. Dwight, Chairman of the Board Chief Executive Officer and Director

February 28, 2020	/s/ Susan D. Aaron Susan D. Aaron, Director

February 28, 2020	/s/ Eric P. Blackhurst Eric P. Blackhurst, Director

February 28, 2020	/s/ Lawrence E. Burnell Lawrence E. Burnell, Director

February 28, 2020	/s/ James B. Dworkin James B. Dworkin, Director

February 28, 2020	/s/ Julie Scheck Freigang Julie Scheck Freigang, Director

February 28, 2020	/s/ Daniel F. Hopp Daniel F. Hopp, Director

February 28, 2020	/s/ Michele M. Magnuson Michele M. Magnuson, Director

Date	Signature and Title

February 28, 2020	/s/ Peter L. Pairitz Peter L. Pairitz, Director

February 28, 2020	/s/ Steven W. Reed Steven W. Reed, Director

February 28, 2020	/s/ Spero W. Valavanis Spero W. Valavanis, Director

146