Form 10-Q
period 2020-03-31
HORIZON BANCORP INC /IN/
filed 2020-05-11
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to
Commission file number 0-10792
____________________________
HORIZON BANCORP, INC.
(Exact name of registrant as specified in its charter)
____________________________

Indiana	35-1562417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
515 Franklin Street, Michigan City, Indiana 46360
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (219) 879-0211
Former name, former address and former fiscal year, if changed since last report: N/A
____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,772,446 shares of Common Stock, no par value, at May 8, 2020.

HORIZON BANCORP, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$86,458	$98,831
Interest-earning time deposits	9,239	8,455
Investment securities, available for sale	900,476	834,776
Investment securities, held to maturity (fair value of $207,324 and $215,147)	199,467	207,899
Loans held for sale	6,245	4,088
Loans, net of allowance for loan losses of $48,440 and $17,667	3,658,859	3,619,174
Premises and equipment, net	92,785	92,209
Federal Home Loan Bank stock	22,447	22,447
Goodwill	151,238	151,238
Other intangible assets	25,723	26,679
Interest receivable	17,774	18,828
Cash value of life insurance	95,153	95,577
Other assets	85,461	66,628
Total assets	$5,351,325	$5,246,829
Liabilities
Deposits
Non-interest bearing	$709,978	$709,760
Interest bearing	3,172,293	3,221,242
Total deposits	3,882,271	3,931,002
Borrowings	704,613	549,741
Subordinated debentures	56,374	56,311
Interest payable	2,772	3,062
Other liabilities	74,453	50,690
Total liabilities	4,720,483	4,590,806
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,788,692 and 45,000,840 shares, Outstanding 43,763,623 and 44,975,771 shares	—	—
Additional paid-in capital	361,019	379,853
Retained earnings	260,501	269,738
Accumulated other comprehensive income	9,322	6,432
Total stockholders’ equity	630,842	656,023
Total liabilities and stockholders’ equity	$5,351,325	$5,246,829
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2020	2019
Interest Income
Loans receivable	$44,958	$39,623
Investment securities - taxable	2,898	3,122
Investment securities - tax exempt	3,798	2,628
Total interest income	51,654	45,373
Interest Expense
Deposits	7,716	6,876
Borrowed funds	2,238	3,621
Subordinated debentures	775	596
Total interest expense	10,729	11,093
Net Interest Income	40,925	34,280
Credit loss expense	8,600	364
Net Interest Income after Credit Loss Expense	32,325	33,916
Non-interest Income
Service charges on deposit accounts	2,446	1,877
Wire transfer fees	171	118
Interchange fees	1,896	1,361
Fiduciary activities	2,528	2,089
Gains on sale of investment securities (includes $339 and $15 for the three months ended March 31, 2020 and 2019, respectively, related to accumulated other comprehensive earnings reclassifications)	339	15
Gain on sale of mortgage loans	3,473	1,309
Mortgage servicing income net of impairment	25	606
Increase in cash value of bank owned life insurance	554	513
Death benefit on bank owned life insurance	233	—
Other income	398	824
Total non-interest income	12,063	8,712
Non-interest Expense
Salaries and employee benefits	16,591	14,466
Net occupancy expenses	3,252	2,772
Data processing	2,405	1,966
Professional fees	536	493
Outside services and consultants	1,915	3,530
Loan expense	2,099	1,949
FDIC insurance expense	150	160
Other losses	120	104
Other expense	4,081	4,298
Total non-interest expense	31,149	29,738
Income Before Income Taxes	13,239	12,890
Income tax expense (includes $71 and $3 for the three months ended March 31, 2020 and 2019, respectively, related to income tax expense from reclassification items)	1,584	2,074
Net Income	$11,655	$10,816
Basic Earnings Per Share	$0.26	$0.28
Diluted Earnings Per Share	0.26	0.28
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2020	2019
Net Income	$11,655	$10,816
Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(3,965)	(1,106)
Income tax effect	833	232
Changes from derivative instruments	(3,132)	(874)
Change in securities:
Unrealized appreciation for the period on AFS securities	7,992	11,694
Amortization from transfer of securities from available for sale to held to maturity securities	(30)	(38)
Reclassification adjustment for securities gains realized in income	(339)	(15)
Income tax effect	(1,601)	(2,445)
Unrealized gains on securities	6,022	9,196
Other Comprehensive Income, Net of Tax	2,890	8,322
Comprehensive Income	$14,545	$19,138
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2019	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	10,816	—	10,816
Other comprehensive income, net of tax	—	—	—	—	8,322	8,322
Amortization of unearned compensation	—	—	91	—	—	91
Exercise of stock options	—	—	117	—	—	117
Stock option expense	—	—	57	—	—	57
Stock issued stock plans	—	—	(125)	—	—	(125)
Stock issued in Salin acquisition	—	—	102,722	—	—	102,722
Cash dividends on common stock ($0.10 per share)	—	—	—	(4,524)	—	(4,524)
Balances, March 31, 2019	$—	$—	$378,963	$230,327	$178	$609,468

Balances, January 1, 2020	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	11,655	—	11,655
Other comprehensive income, net of tax	—	—	—	—	2,890	2,890
Impact of adoption of ASU No. 2016-13	—	—	—	(15,635)	—	(15,635)
Amortization of unearned compensation	—	—	200	—	—	200
Exercise of stock options	—	—	255	—	—	255
Stock option expense	—	—	50	—	—	50
Stock issued stock plans	—	—	297	—	—	297
Repurchase of outstanding stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,257)	—	(5,257)
Balances, March 31, 2020	$—	$—	$361,019	$260,501	$9,322	$630,842

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended March 31
	2020	2019
Operating Activities
Net income	$11,655	$10,816
Items not requiring (providing) cash
Provision for credit losses	8,600	364
Depreciation and amortization	2,610	1,549
Share based compensation	50	57
Mortgage servicing rights, net impairment	322	(14)
Premium amortization on securities, net	1,997	1,285
Gain on sale of investment securities	(339)	(15)
Gain on sale of mortgage loans	(3,473)	(1,309)
Proceeds from sales of loans	68,892	30,801
Loans originated for sale	(67,576)	(30,433)
Change in cash value life insurance	(554)	(513)
Gain on sale of other real estate owned	(8)	26
Net change in:
Interest receivable	1,054	(696)
Interest payable	(290)	(386)
Other assets	5,721	97,788
Other liabilities	(484)	2,246
Net cash provided by operating activities	28,177	111,566
Investing Activities
Purchases of securities available for sale	(129,405)	(63,574)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	71,395	42,715
Proceeds from maturities of securities held to maturity	6,708	2,927
Net change in interest-earning time deposits	(784)	(243)
Change in FHLB stock	—	(803)
Net change in loans	(68,685)	(37,028)
Proceeds on the sale of OREO and repossessed assets	155	487
Change in premises and equipment, net	(2,030)	3,260
Death benefit on bank owned life insurance	233	—
Repurchase of outstanding stock	(19,636)	—
Net cash received in acquisition, Salin	—	128,745
Net cash provided by (used in) investing activities	(142,049)	76,486
Financing Activities
Net change in:
Deposits	(48,731)	7,180
Borrowings	154,935	(163,061)
Proceeds from issuance of stock	552	(8)
Dividends paid on common stock	(5,257)	(4,524)
Net cash provided by (used in) financing activities	101,499	(160,413)
Net Change in Cash and Cash Equivalents	(12,373)	27,639
Cash and Cash Equivalents, Beginning of Period	98,831	58,492
Cash and Cash Equivalents, End of Period	$86,458	$86,131

Additional Supplemental Information
Interest paid	$11,019	$10,653
Income taxes paid	—	—
Transfer of loans to other real estate and repossessed assets	609	759
Right-of-use assets exchanged for lease obligations	—	3,411
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2020 and March 31, 2019 are not necessarily indicative of the operating results for the full year of 2020 or 2019. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form10-K for 2019 filed with the Securities and Exchange Commission on February 28, 2020. The condensed consolidated balance sheet of Horizon as of December 31, 2019 has been derived from the audited balance sheet as of that date.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of March 31, 2020, Horizon had repurchased a total of 373,323 shares at an average price per share of $15.86. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended March 31
	2020	2019
Basic earnings per share
Net income	$11,655	$10,816
Weighted average common shares outstanding	44,658,512	38,822,543
Basic earnings per share	$0.26	$0.28
Diluted earnings per share
Net income	$11,655	$10,816
Weighted average common shares outstanding	44,658,512	38,822,543
Effect of dilutive securities:
Restricted stock	39,845	—
Stock options	58,359	83,629
Weighted average common shares outstanding	44,756,716	38,906,172
Diluted earnings per share	$0.26	$0.28
There were 293,665 shares for the three months ended March 31, 2020, which were not included in the computation of diluted earnings per share because they were non-dilutive. There were 350,618 shares for the three months ended March 31, 2019, which were not included in the computation of diluted earnings per share because they were non-dilutive.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2019 Annual Report on Form 10-K.
Adoption of New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments – On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity securities. It also applies to off–balance sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar agreements). In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance, rather than as a write–down, on available for sale debt securities management does not intend to sell or believe that it is not more likely than not they will be required to sell.
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after December 31, 2019, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $15.6 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.
The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”), previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $2.8 million of allowance for credit losses (“ACL”) on loans.
The following table illustrates the impact of ASC 326.

	January 1, 2020
(dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Loans
Commercial	$25,614	$11,996	$13,618
Real estate	4,971	923	4,048
Mortgage warehouse	1,077	1,077	—
Consumer	8,582	3,671	4,911
Allowance for credit losses on loans	$40,244	$17,667	$22,577
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable totaled $11.0 million at March 31, 2020 was excluded from the ACL calculation and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.

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
The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down or specific allocation of family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due. Pursuant to such guidelines, the Company also charges-off unsecured open-end loans when the loan is contractually 90 days past due, and charges down to the net realizable value other secured loans when they are contractually 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection in full will occur regardless of delinquency status, are not charged off.
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
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including troubled debt restructurings, are measured for impairment. Allowable methods for determining the amount of impairment include the three methods described above.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Purchased Credit Deteriorated Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL on loans is determined using the same methodology as other loans held for investment. The initial ACL on loans determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and ACL on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL on loans are recorded through credit loss expense.
The Company adopted this ASU using the prospective transition approach for PCD loans previously accounted for under ASC 310-30. In accordance with the standard, we did not assess whether PCI loans met the criteria of PCD as of the date of adoption and all loans previously classified as PCI were updated to the PCD classification. Pools utilized for PCI accounting under ASC 310-30 were not considered since the Company did not have PCI pools at the time of adoption. PCD loans were assessed using prior specific loan reviews for the initial PCD loan ACL. At the date of adoption, no securities were determined to be PCD.
Allowance for Credit Losses on Loans
The ACL on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is confirmed to no longer be collectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, changes in economic conditions, or other relevant factors.
The Company considers the following when estimating credit losses: 1) available information relevant to assessing the collectibility of cash flows including internal information, external information or a combination of both relating to past events, current conditions and reasonable and supportable forecasts; 2) relevant qualitative and quantitative factors relating to the environment in which the Bank operates and factors specific to the borrower; 3) off-balance-sheet credit exposures; and credit support.
ACL on loans is measured on a collective basis and reflects impairment in groups of loans aggregated on the basis of similar risk characteristics which may include any one or a combination of the following: internal credit ratings, risk ratings or classification, financial asset type, collateral type, size, industry of the borrower, historical or expected credit loss patterns, and reasonable and supportable forecast periods. The ACL for a specific portfolio segment is computed by multiplying the loss rate by the amortized cost balance of the segment with adjustments for other qualitative factors as described above. As appropriate, newer credit products or portfolios with limited historical loss may use applicable external data for determining the ACL until experience justifies that sufficient product maturity supports the estimate of expected credit losses.
Pursuant to ASC 326-20-30-9, an entity shall not rely solely on past events to estimate expected credit losses, and should consider adjustments to historical information to reflect the extent to which management expects current conditions and forecasted conditions to differ from the periods utilized for the historical loss rate calculation. Management has incorporated an adjustment of the historical loss rate calculated within the model to reflect current and forecasted condition and has applied this adjustment on a qualitative factor basis to the aggregate pool loss rate.
The qualitative adjustment is based on a combination of external econometric data and internal factors such as portfolio composition, changes in management, changes in loan policy and other factors. The economic forecast is based in part on economic indexes and quantitative matrices with a six to twelve month forecast. The qualitative adjustment is calculated based on current and forecasted conditions and evaluated each quarter by management, and therefore is dynamic in nature. As a result of the forecast being applied as a qualitative factor and adjusted quarterly, no reversion to the historical loss rate is necessary, as the historical base loss rate is preserved in the calculation of “all in” loss rate.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Specific reserves reflect impairment on loans identified for evaluation or individually considered non-performing, including troubled debt restructurings and receivables where the Company has determined foreclosure is probable. These loans no longer have similar risk characteristics to collectively evaluated loans due to changes in credit risk, borrower circumstances, recognition of write-offs, or cash collections that have been fully applied to principal on the basis of non-accrual policies. At a minimum, the population of loans subject to individual evaluation include individual loans and leases where it is probable we will be unable to collect all amounts due, according to the original contractual terms. These include commercial impaired loans, jumbo residential mortgages (as defined), and jumbo home equity loans with a balance exceeding $250,000, and other loans as determined by management. ACL for residential and consumer loans are, primarily, determined by meaningful pools of similar loans and are evaluated on a quarterly basis.
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
The provision for credit losses on loans on individually evaluated loans is recognized on the fair value of collateral adjusted for estimated costs to sell, the basis of the present value of expected future cash flows discounted at the effective interest rate or the observable market price as of the relevant date.
The table below identifies the Company's loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
Non-owner occupied real estate
Residential spec homes
Development & spec land
Commercial and industrial
Real estate	Residential mortgage
Residential construction
Mortgage warehouse	Mortgage warehouse
Consumer	Direct installment
Indirect installment
Home equity
Portfolio segment is defined as a level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Class of financing receivable is defined as a group of financing receivables determined on the basis of both of the following, 1) risk characteristics of the financing receivable, and 2) an entity's method for monitoring and assessing credit risk. Generally, the Bank does not move loans from a revolving loan to a term loan other than construction loans. Construction loans are reviewed and rewritten prior to being originated as a term loan.
Commercial
Commercial loans are primarily based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
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
Real Estate and Consumer
With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
Determining the Contractual Term
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Troubled Debt Restructurings (“TDR”)
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The ACL on loans on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency:
i.to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR; and/or
ii.to suspend any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a TDR, including impairment for accounting purposes.
If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company determines the estimated amount of expected credit extensions based on historical usage to calculate the amount of exposure for a loss estimate. After review of the expected credit losses on OBS, the Company determined the amount not being recorded as immaterial at this time.
Allowance for Credit Losses on Available for Sale Securities
For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recorded in other comprehensive income.
Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Allowance for Credit Losses on Held to Maturity Securities
For held to maturity securities, the Company conducts an assessment of its held to maturity securities at the time of purchase and on at least an annual basis to ensure such investment securities remain within appropriate levels of risk and continue to perform satisfactorily in fulfilling its obligations. The Company considers, among other factors, the nature of the securities and

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
credit ratings or financial condition of the issuer. If available, the Company obtains a credit rating for issuers from Nationally Recognized Statistical Rating Organization (“NRSRO”) for consideration. If this assessment indicates that a material credit loss exists, the present value of cash flows expected to be collected form the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss. After completing this assessment, management determined any credit losses as of March 31, 2020 were not material to the consolidated financial statements.
FASB ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment - On January 1, 2020, the Company adopted the provision of ASU No. 2017-04, which eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative test.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that as of March 31, 2020 it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

FASB ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement – On January 1, 2020, the Company adopted the provision of ASU 2018-13, which modifies the disclosure requirements on fair value measurements. The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, the Company may disclose other quantitative information in lieu of the weighted average if we determine that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2019 condensed consolidated financial statements to be comparable to 2020. These reclassifications had no effect on net income.

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

Assets		Liabilities
Cash and due from banks	$152,745	Deposits
Investment securities, available for sale	54,319	Non-interest bearing	$188,744
Loans		NOW accounts	207,567
Commercial	352,798	Savings and money market	274,504
Residential mortgage	131,008	Certificates of deposit	70,529
Consumer	85,112	Total deposits	741,344
Total loans	568,918	Borrowings	70,495
Premises and equipment, net	20,425	Subordinated debentures	18,376
FRB and FHLB stock	3,571	Interest payable	826
Goodwill	31,358	Other liabilities	8,759
Core deposit intangible	19,818	Total liabilities assumed	$839,800
Interest receivable	2,488
Other assets	112,880
Total assets purchased	$966,522
Common shares issued	$102,722
Cash paid	24,000
Total purchase price	$126,722
Of the total purchase price of $126.7 million, $19.8 million has been allocated to core deposit intangible. Additionally, $31.4 million has been allocated to goodwill and none of the purchase price is deductible. The core deposit intangible is being amortized over 10 years on a straight line basis.
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
The following table details an estimate of the acquired loans that are accounted for in accordance with ASC 310-30 as of March 26, 2019.

Contractually required principal and interest at acquisition	$22,672
Contractual cash flows not expected to be collected (nonaccretable differences)	6,694
Expected cash flows at acquisition	15,978
Interest component of expected cash flows (accretable discount)	735
Fair value of acquired loans accounted for under ASC310-30	$15,243
Estimates of certain loans, those for which specific credit-related deterioration has occurred since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.
The results of operations of Salin have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro-forma results for the three months ended March 31, 2019 as if the Salin acquisition had occurred as of the beginning of the comparable prior reporting period.

Three Months Ended
March 31
2019
Summary of Operations:
Net Interest Income	$42,182
Provision for Loan Losses	664
Net Interest Income after Provision for Loan Losses	41,518
Non-interest Income	9,126
Non-interest Expense	42,152
Income before Income Taxes	8,492
Income Tax Expense	2,017
Net Income	6,475
Net Income Available to Common Shareholders	$6,475
Basic Earnings per Share	$0.17
Diluted Earnings per Share	$0.17
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Securities
The fair value of securities is as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$460,013	$15,311	$(4,121)	$471,203
Federal agency collateralized mortgage obligations	253,977	4,020	(184)	257,813
Federal agency mortgage-backed pools	155,289	4,761	—	160,050
Corporate notes	10,857	553	—	11,410
Total available for sale investment securities	$880,136	$24,645	$(4,305)	$900,476
Held to maturity
State and municipal	$183,478	$7,496	$(117)	$190,857
Federal agency collateralized mortgage obligations	3,693	53	—	3,746
Federal agency mortgage-backed pools	12,296	425	—	12,721
Total held to maturity investment securities	$199,467	$7,974	$(117)	$207,324

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$1,415	$—	$(2)	$1,413
State and municipal	396,931	11,288	(2,451)	405,768
Federal agency collateralized mortgage obligations	267,272	2,543	(563)	269,252
Federal agency mortgage-backed pools	145,623	1,207	(258)	146,572
Corporate notes	10,848	923	—	11,771
Total available for sale investment securities	$822,089	$15,961	$(3,274)	$834,776
Held to maturity
State and municipal	$190,767	$7,129	$(54)	$197,842
Federal agency collateralized mortgage obligations	4,560	13	(5)	4,568
Federal agency mortgage-backed pools	12,572	194	(29)	12,737
Total held to maturity investment securities	$207,899	$7,336	$(88)	$215,147
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$44,227	$44,107	$37,386	$37,321
One to five years	41,322	41,175	41,230	41,293
Five to ten years	114,900	119,147	117,004	122,145
After ten years	270,421	278,184	213,574	218,193
	470,870	482,613	409,194	418,952
Federal agency collateralized mortgage obligations	253,977	257,813	267,272	269,252
Federal agency mortgage-backed pools	155,289	160,050	145,623	146,572
Total available for sale investment securities	$880,136	$900,476	$822,089	$834,776
Held to maturity
Within one year	$10,082	$10,127	$7,811	$7,874
One to five years	51,401	52,364	56,037	57,048
Five to ten years	91,291	95,026	94,756	98,480
After ten years	30,704	33,340	32,163	34,440
	183,478	190,857	190,767	197,842
Federal agency collateralized mortgage obligations	3,693	3,746	4,560	4,568
Federal agency mortgage-backed pools	12,296	12,721	12,572	12,737
Total held to maturity investment securities	$199,467	$207,324	$207,899	$215,147
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
State and municipal	$152,037	$(3,956)	$7,336	$(282)	$159,373	$(4,238)
Federal agency collateralized mortgage obligations	27,685	(184)	—	—	27,685	(184)
Total temporarily impaired securities	$179,722	$(4,140)	$7,336	$(282)	$187,058	$(4,422)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$1,413	$(2)	$—	$—	$1,413	$(2)
State and municipal	129,942	(2,374)	6,279	(131)	136,221	(2,505)
Federal agency collateralized mortgage obligations	68,043	(308)	23,301	(260)	91,344	(568)
Federal agency mortgage-backed pools	24,740	(104)	37,822	(183)	62,562	(287)
Corporate notes	—	—	—	—	—	—
Total temporarily impaired securities	$224,138	$(2,788)	$67,402	$(574)	$291,540	$(3,362)
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended March 31
	2020	2019
Sales of securities available for sale
Proceeds	$32,036	$17,587
Gross gains	389	59
Gross losses	(50)	(44)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Loans
The following table presents total loans outstanding by portfolio class, as of March 31, 2020:

March 31, 2020
Commercial
Owner occupied real estate	$510,901
Non-owner occupied real estate	992,595
Residential spec homes	11,668
Development & spec land	32,991
Commercial and industrial	502,247
Total commercial	2,050,402
Real estate
Residential mortgage	733,034
Residential construction	24,495
Mortgage warehouse	223,519
Total real estate	981,048
Consumer
Direct installment	40,064
Indirect installment	360,293
Home equity	275,492
Total consumer	675,849
Total loans	3,707,299
Allowance for loan losses	(48,440)
Net loans	$3,658,859
Total loans include net deferred loan costs of $3.0 million at March 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents total loans outstanding, as of December 31, 2019:

December 31, 2019
Commercial
Working capital and equipment	$938,317
Real estate, including agriculture	978,891
Tax exempt	63,571
Other	65,872
Total	2,046,651
Real estate
1-4 family	762,571
Other	8,146
Total	770,717
Consumer
Auto	362,729
Recreation	16,262
Real estate/home improvement	43,585
Home equity	237,979
Unsecured	7,286
Other	1,339
Total	669,180
Mortgage warehouse	150,293
Total loans	3,636,841
Allowance for loan losses	(17,667)
Loans, net	$3,619,174

Note 5 – Accounting for Certain Loans Acquired in a Transfer
The Company has acquired loans in acquisitions, whereby the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages prior to January 1, 2020. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The carrying amounts of those loans included in the balance sheet amounts of loans receivable as of December 31, 2019 are as follows:

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
Accretable yield, or income expected to be collected for the three months ended March 31, 2019 is as follows:

	Three Months Ended March 31, 2019
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$174	$—	$(8)	$—	$—	$166
Summit	42	—	(3)	—	(11)	28
Kosciusko	300	—	(17)	—	—	283
LaPorte	829	—	(29)	—	—	800
Lafayette	609	—	(35)	—	(171)	403
Wolverine	698	—	(123)	—	(8)	567
Salin	—	3,368	—	—	—	3,368
Total	$2,652	$3,368	$(215)	$—	$(190)	$5,615
During the three months ended March 31, 2019, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $296,000.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 6 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,996	$923	$1,077	$3,671	$17,667
Impact of adopting ASC 326	10,832	4,048	—	4,911	19,791
Initial PCD Allowance	2,786	—	—	—	2,786
Provision for credit losses on loans	6,916	700	(22)	1,006	8,600
Charge-offs	(69)	(26)	—	(618)	(713)
Recoveries	89	9	—	211	309
Balance, end of period	$32,550	$5,654	$1,055	$9,181	$48,440

	Three Months Ended March 31, 2019
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$10,495	$1,676	$1,006	$4,643	$17,820
Provision for credit losses on loans	1,122	(115)	8	(651)	364
Charge-offs	(77)	—	—	(584)	(661)
Recoveries	16	27	—	255	298
Balance, end of period	$11,556	$1,588	$1,014	$3,663	$17,821

The Company utilized the Cumulative Loss Rate method in determining expected future credit losses. The loss rate method measures the amount of loan charge-offs, net of recoveries, (“loan losses”) recognized over the life of a pool and compares those loan losses to the outstanding loan balance of that pool as of a specific point in time (“pool date”).
To estimate a CECL loss rate for the pool, management first identifies the loan losses recognized between the pool date and the reporting date for the pool and determines which loan losses were related to loans outstanding at the pool date. The loss rate method then divides the loan losses recognized on loans outstanding as of the pool date by the outstanding loan balance as of the pool date.
The Company's expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company's historical look-back period includes January 2012 through the current period, on a monthly basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.
Qualitative reserves reflect management's overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration other analytics performed within the organization, such as enterprise and concentration management, along with other credit-related analytics as deemed appropriate. Management attempts to quantify qualitative reserves whenever possible.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The Company's CECL estimate applies to a forecast that incorporates macroeconomic trends and other environmental factors. Management utilized National, Regional and Local Leading Economic Indexes, as well as management judgment, as the basis for the forecast period. The historical loss rate was utilized as the base rate, and qualitative adjustments were utilized to reflect the forecast and other relevant factors.
The Company segments the loan portfolio into pools based on the following risk characteristics: financial asset type, loan purpose, collateral type, loan characteristics, credit characteristics, outstanding loan balances, contractual terms and prepayment assumptions, industry of the borrower and concentrations, and historical or expected credit loss patterns.
The $8.6 million ACL provision included special allocations related to the potential impact on two portfolios, hotels and restaurants, as a result of the COVID-19 measures implemented by the states in which Horizon operates (Indiana and Michigan). Extensive analysis and monitoring of these portfolios has been undertaken and, while no loss has been specifically identified, the risks to certain borrowers are elevated and, therefore, the special allocation was deemed prudent.
The following table presents the balance in the allowance for credit loss and the recorded investment in loans, by portfolio segment, and based on impairment analysis as of December 31, 2019:

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 7 – Non-performing Loans
The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	March 31, 2020
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-performing TDRs	Performing TDRs	Total Non-performing Loans	Non-accrual with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$5,512	$—	$629	$139	$6,280	$3,123
Non-owner occupied real estate	641	—	361	—	1,002	888
Residential spec homes	—	—	—	—	—	—
Development & spec land	73	—	—	—	73	73
Commercial and industrial	791	11	1,422	—	2,224	816
Total commercial	7,017	11	2,412	139	9,579	4,900
Real estate
Residential mortgage	8,040	—	733	1,638	10,411	—
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	8,040	—	733	1,638	10,411	—
Consumer
Direct installment	18	—	—	—	18	18
Indirect installment	1,168	196	—	—	1,364	1,168
Home equity	2,038	39	215	338	2,630	2,038
Total consumer	3,224	235	215	338	4,012	3,224
Total	$18,281	$246	$3,360	$2,115	$24,002	$8,124

There was no interest income recognized on non-accrual loans during the three months ended March 31, 2020 and 2019 while the loans were in non-accrual status.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-performing TDRs	Performing TDRs	Total Non-performing Loans	Non-accrual with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,424	$—	$629	$139	$3,192	$2,563
Non-owner occupied real estate	682	—	374	—	1,056	937
Residential spec homes	—	—	—	—	—	—
Development & spec land	73	—	—	—	73	73
Commercial and industrial	1,603	—	78	1,345	3,026	514
Total commercial	4,782	—	1,081	1,484	7,347	4,087
Real estate
Residential mortgage	7,614	1	708	1,561	9,884	8,322
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	7,614	1	708	1,561	9,884	8,322
Consumer
Direct installment	30	5	—	—	35	30
Indirect installment	1,234	135	—	—	1,369	1,234
Home equity	2,019	5	217	309	2,550	2,236
Total consumer	3,283	145	217	309	3,954	3,500
Total	$15,679	$146	$2,006	$3,354	$21,185	$15,909
Included in the $18.3 million of non-accrual loans and the $3.4 million of non-performing TDRs at March 31, 2020 were $3.5 million and $101,000, respectively, of loans acquired for which accretable yield was recognized.
Troubled Debt Restructurings
Loans modified as TDRs generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans' contractual terms. TDRs that continue to accrue interest are individually monitored on a monthly basis and evaluated for impairment annually and transferred to non-accrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default.
At March 31, 2020, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of March 31, 2020, the Company had $5.5 million in TDRs, $3.4 million were performing according to the restructured terms, and one TDR was returned to accrual status during the first three months of 2020. There were $435,000 of specific reserves allocated to TDRs at March 31, 2020 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the CARES Act during the first quarter of 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by loan portfolio:

	March 31, 2020			December 31, 2019
	Non-accrual	Accruing	Total	Non-accrual	Accruing	Total
Commercial
Owner occupied real estate	$629	$139	$768	$629	$139	$768
Non-owner occupied real estate	361	—	361	374	—	374
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	1,422	—	1,422	78	1,345	1,423
Total commercial	2,412	139	2,551	1,081	1,484	2,565
Real estate
Residential mortgage	733	1,638	2,371	708	1,561	2,269
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	733	1,638	2,371	708	1,561	2,269
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	215	338	553	217	309	526
Total consumer	215	338	553	217	309	526
Total	$3,360	$2,115	$5,475	$2,006	$3,354	$5,360

Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID-19 pandemic as being a TDR, including impairment for accounting purposes. At March 31, 2020, the Bank modified loans totaling $56.6 million which qualify for treatment under the CARES Act.
Collateral Dependent Financial Assets
A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral's value increases and the loan may become collateral dependent.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The table below presents the value of collateral dependent loans by loan class as of March 31, 2020:

March 31, 2020
Commercial
Owner occupied real estate	$3,018
Non-owner occupied real estate	114
Commercial and industrial	626
Total commercial	3,758
Real estate
Residential mortgage	681
Total real estate	681
Total collateral dependent loans	$4,439
The following table presents the payment status by class of loan, excluding non-accrual loans of $18.3 million and non-performing TDRs of $3.4 million at March 31, 2020:

	March 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$499,639	$4,532	$589	$—	$5,121	$504,760
Non-owner occupied real estate	989,572	2,021	—	—	2,021	991,593
Residential spec homes	11,533	135	—	—	135	11,668
Development & spec land	32,918	—	—	—	—	32,918
Commercial and industrial	499,845	178	—	11	189	500,034
Total commercial	2,033,507	6,866	589	11	7,466	2,040,973
Real estate
Residential mortgage	722,866	1,395	—	—	1,395	724,261
Residential construction	24,495	—	—	—	—	24,495
Mortgage warehouse	223,519	—	—	—	—	223,519
Total real estate	970,880	1,395	—	—	1,395	972,275
Consumer
Direct installment	39,841	190	15	—	205	40,046
Indirect installment	356,702	1,967	260	196	2,423	359,125
Home equity	272,465	621	114	39	774	273,239
Total consumer	669,008	2,778	389	235	3,402	672,410
Total	$3,673,395	$11,039	$978	$246	$12,263	$3,685,658
Percentage of total loans	99.67%	0.30%	0.03%	0.01%	0.33%	100.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non-accrual loans of $15.7 million and non-performing TDRs of $2.0 million at December 31, 2019:

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total
Commercial
Owner occupied real estate	$515,604	$920	$—	$—	$920	$516,524
Non-owner occupied real estate	972,195	80	—	—	80	972,275
Residential spec homes	12,925	—	—	—	—	12,925
Development & spec land	35,881	—	—	—	—	35,881
Commercial and industrial	503,348	819	11	—	830	504,178
Total commercial	2,039,953	1,819	11	—	1,830	2,041,783
Real estate
Residential mortgage	740,712	1,984	—	1	1,985	742,697
Residential construction	19,686	—	—	—	—	19,686
Mortgage warehouse	150,293	—	—	—	—	150,293
Total real estate	910,691	1,984	—	1	1,985	912,676
Consumer
Direct installment	40,864	175	5	5	185	41,049
Indirect installment	344,478	2,407	404	135	2,946	347,424
Home equity	273,050	904	20	5	929	273,979
Total consumer	658,392	3,486	429	145	4,060	662,452
Total	$3,609,036	$7,289	$440	$146	$7,875	$3,616,911
Percentage of total loans	99.78%	0.20%	0.01%	0.01%	0.22%	100.00%
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
•For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective markets (ranging from $1,000,000 to $3,500,000) are validated by the Loan Committee, which is chaired by the Chief Commercial Banking Officer (CCBO).
•Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material change to the CCBO or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCBO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCBO, however, lenders must present their factual information to either the Loan Committee or the CCBO when recommending an upgrade.
•The CCBO, or his designee, meets regularly with loan officers to discuss the status of past-due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.
•Monthly, senior management meets with the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate owned and personal

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Credit Losses for loans.
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

Risk Grade 1: Excellent (Pass)
Loans secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents or loans to any publicly held company with a current long-term debt rating of A or better and meeting defined key financial metric ranges.

Risk Grade 2: Good (Pass)
Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities with required margins where there is no impediment to liquidation; loans to individuals backed by liquid personal assets and unblemished credit histories; or loans to publicly held companies with current long-term debt ratings of Baa or better and meeting defined key financial metric ranges.

Risk Grade 3: Satisfactory (Pass)
Loans supported by financial statements (audited or unaudited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered and meeting defined key financial metric ranges. Loans may be graded Satisfactory when there is no recent information on which to base a current risk evaluation and the following conditions apply:
•At inception, the loan was properly underwritten, did not possess an unwarranted level of credit risk, and the loan met the above criteria for a risk grade of Excellent, Good, or Satisfactory;
•At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss.
•The loan has exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance.
•During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the borrower is in an industry known to be experiencing problems. If any of these credit weaknesses is observed, a lower risk grade may be warranted.

Risk Grade 4 Satisfactory/Monitored:
Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than Satisfactory rated loans and meet defined key financial metric ranges. Borrower displays acceptable liquidity, leverage, and earnings performance within the Bank’s minimum underwriting guidelines. The level of risk is acceptable but conditioned on the proper level of loan officer supervision. Loans that normally fall into this grade include acquisition, construction and development loans and income producing properties that have not reached stabilization.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Risk Grade 4W Management Watch:
Loans in this category are considered to be of acceptable quality and meet defined key financial metric ranges, but with above normal risk. Borrower displays potential indicators of weakness in the primary source of repayment resulting in a higher reliance on secondary sources of repayment. Balance sheet may exhibit weak liquidity and/or high leverage. There is inconsistent earnings performance without the ability to sustain adverse economic conditions. Borrower may be operating in a declining industry or the property type, as for a commercial real estate loan, may be high risk or in decline. These loans require an increased level of loan officer supervision and monitoring to assure that any deterioration is addressed in a timely fashion. Commercial construction loans are graded as 4W Management Watch until the projects are completed and stabilized.

Risk Grade 5: Special Mention
Loans which possess some temporary (normally less than one year) credit deficiency or potential weakness which deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) weaknesses are considered “potential,” not “defined,” impairments to the primary source of repayment. These loans may be to borrowers with adverse trends in financial performance, collateral value and/or marketability, or balance sheet strength and must meet defined key financial metric ranges.

Risk Grade 6: Substandard
One or more of the following characteristics may be exhibited in loans classified Substandard:
•Loans which possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.
•Loans are inadequately protected by the current net worth and paying capacity of the obligor.
•The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.
•Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
•Unusual courses of action are needed to maintain a high probability of repayment.
•The borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments.
•The lender is forced into a subordinated or unsecured position due to flaws in documentation.
•Loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to the normal loan terms.
•The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
•There is a significant deterioration in market conditions to which the borrower is highly vulnerable.
•The borrower meets defined key financial metric ranges.

Risk Grade 7: Doubtful
One or more of the following characteristics may be present in loans classified Doubtful:
•Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.
•The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
•The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.
•The borrower meets defined key financial metric ranges.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year.

March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$13,838	$63,995	$62,398	$60,650	$60,221	$173,904	$36,254	$471,260
Special Mention	174	291	5,276	3,896	2,348	9,114	—	21,099
Substandard	—	1,482	3,014	824	500	8,105	4,617	18,542
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$14,012	$65,768	$70,688	$65,370	$63,069	$191,123	$40,871	$510,901

Non-owner occupied real estate
Pass	$25,445	$129,457	$86,194	$150,894	$130,686	$249,361	$156,142	$928,179
Special Mention	1,947	11,515	27,560	2,220	299	11,783	1,086	56,410
Substandard	—	—	2,439	114	457	4,996	—	8,006
Doubtful	—	—	—	—	—	—	—	—
Total non-owner occupied real estate	$27,392	$140,972	$116,193	$153,228	$131,442	$266,140	$157,228	$992,595

Residential spec homes
Pass	$—	$190	$—	$312	$957	$2,093	$8,116	$11,668
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$190	$—	$312	$957	$2,093	$8,116	$11,668

Development & spec land
Pass	$30	$932	$2,568	$4,496	$1,586	$14,645	$8,595	$32,852
Special Mention	—	—	—	—	—	139	—	139
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$30	$932	$2,568	$4,496	$1,586	$14,784	$8,595	$32,991

Commercial & industrial
Pass	$23,969	$71,713	$70,277	$108,382	$36,067	$102,731	$34,331	$447,470
Special Mention	122	3,563	10,134	3,857	2,872	12,926	1,005	34,479
Substandard	—	5,611	3,169	3,558	619	4,938	2,403	20,298
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$24,091	$80,887	$83,580	$115,797	$39,558	$120,595	$37,739	$502,247
Total commercial	$65,525	$288,749	$273,029	$339,203	$236,612	$594,735	$252,549	$2,050,402

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$29,138	$74,317	$139,327	$130,086	$96,489	$254,575	$329	$724,261
Non-performing	—	267	148	372	1,377	6,609	—	8,773
Total residential mortgage	$29,138	$74,584	$139,475	$130,458	$97,866	$261,184	$329	$733,034

Residential construction
Performing	$—	$338	$—	$—	$—	$—	$24,157	$24,495
Non-performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$338	$—	$—	$—	$—	$24,157	$24,495

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$223,519	$223,519
Non-performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$223,519	$223,519
Total real estate	$29,138	$74,922	$139,475	$130,458	$97,866	$261,184	$248,005	$981,048

March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$2,774	$13,701	$8,699	$8,267	$3,476	$3,014	$115	$40,046
Non-performing	—	6	3	1	—	6	2	18
Total direct installment	$2,774	$13,707	$8,702	$8,268	$3,476	$3,020	$117	$40,064

Indirect installment
Performing	$42,135	$129,329	$106,358	$56,278	$14,661	$10,168	$—	$358,929
Non-performing	—	228	282	478	154	222	—	1,364
Total indirect installment	$42,135	$129,557	$106,640	$56,756	$14,815	$10,390	$—	$360,293

Home equity
Performing	$10,688	$58,444	$48,683	$38,878	$30,030	$82,155	$4,322	$273,200
Non-performing	—	9	66	81	19	1,089	1,028	2,292
Total home equity	$10,688	$58,453	$48,749	$38,959	$30,049	$83,244	$5,350	$275,492
Total consumer	$55,597	$201,717	$164,091	$103,983	$48,340	$96,654	$5,467	$675,849

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

The increase in commercial loans classified as Special Mention from December 31, 2019 to March 31, 2020 is primarily due to the potential impact on two protfolios, hotels and resturants, as a result of the COVID-19 measures implemented by the states in which Horizon operates (Indiana and Michigan). Extensive anlaysis and monitoring of these portfolios has been undertaken due to an increase in risks to certain borrowers within these portfolios.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
The following table shows repurchase agreements accounted for as secured borrowings:

	March 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$81,955	$—	$—	$—	$—	$—	$81,955
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$42,280	$—	$—	$—	$—	$—	$42,280
Federal agency mortgage-backed pools	58,840	—	—	—	—	—	58,840
Total	$101,120	$—	$—	$—	$—	$—	$101,120

Note 9 – Derivative Financial Instruments
Cash Flow Hedges - As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 4.03% on a notional amount of $15.5 million at March 31, 2020 and December 31, 2019. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.42% on a notional amount of $20.0 million at March 31, 2020 and at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at December 31, 2019. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a rate of 2.81% on a notional amount of $50.0 million at March 31, 2020 and December 31, 2019. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2020, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2020, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $400.5 million at March 31, 2020 and $361.0 million at December 31, 2019.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2020, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	March 31, 2020		March 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$37,537	Other liabilities	$47,620
Total derivatives designated as hedging instruments		37,537		47,620
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,269	Other liabilities	—
Total derivatives not designated as hedging instruments		1,269		—
Total derivatives		$38,806		$47,620

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$11,422	Other liabilities	$15,861
Total derivatives designated as hedging instruments		11,422		15,861
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	264	Other liabilities	38
Total derivatives not designated as hedging instruments		264		38
Total derivatives		$11,686		$15,899
The effect of the derivative instruments on the condensed consolidated statements of income for the three-month periods ending March 31 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2020	March 31, 2019
Derivatives in cash flow hedging relationship
Interest rate contracts	$(3,132)	$(874)
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

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2020	March 31, 2019
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$(26,330)	$(4,051)
Interest rate contracts	Interest income - loans	26,330	4,051
Total		$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2020	March 31, 2019
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$1,043	$257

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
Level 1 Quoted prices in active markets for identical assets or liabilities
Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
State and municipal	$471,203	$—	$471,203	$—
Federal agency collateralized mortgage obligations	257,813	—	257,813	—
Federal agency mortgage-backed pools	160,050	—	160,050	—
Corporate notes	11,410	—	11,410	—
Total available for sale securities	900,476	—	900,476	—
Interest rate swap agreements asset	37,537	—	37,537	—
Forward sale commitments	1,269	—	1,269	—
Interest rate swap agreements liability	(47,620)	—	(47,620)	—

	December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$1,413	$—	$1,413	$—
State and municipal	405,768	—	405,768	—
Federal agency collateralized mortgage obligations	269,252	—	269,252	—
Federal agency mortgage-backed pools	146,572	—	146,572	—
Corporate notes	11,771	—	11,771	—
Total available for sale securities	834,776	—	834,776	—
Interest rate swap agreements asset	11,422	—	11,422	—
Forward sale commitments	264	—	264	—
Interest rate swap agreements liability	(15,861)	—	(15,861)	—
Commitments to originate loans	(38)	—	(38)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Non-interest Income
Total gains and losses from:
Hedged loans	$(26,330)	$(4,051)
Fair value interest rate swap agreements	26,330	4,051
Derivative loan commitments	1,043	257
	$1,043	$257
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Collateral dependent loans	$7,959	$—	$—	$7,959
Mortgage servicing rights	14,160	—	—	14,160
December 31, 2019
Impaired loans	$6,806	$—	$—	$6,806
Mortgage servicing rights	14,327	—	—	14,327
Collateral Dependent Loans: Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.
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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $322,000 during the first three months of 2020 and increased by $14,000 during the first three months of 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents qualitative information about unobservable inputs used in recurring and non-recurring Level 3 fair value measurements, other than goodwill.

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$7,959	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0% (16.8%)
Mortgage servicing rights	14,160	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.6%-8.7% (8.6%), 10.6%-20.4% (12.7%), 0.0%-2.4%(0.7%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,806	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0%(7.4%)
Mortgage servicing rights	14,327	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.7%-9.0% (8.7%), 10.2%-19.8%(12.2%), 0.1%-2.9%(0.7%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2020 and December 31, 2019. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Due from Banks — The carrying amounts approximate fair value.
Interest-earning time deposits — The fair values of the Company's interest-earning time deposits are estimated using discounted cash flow analyses based on current rates for similar types of interest-earning time deposits.
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

	March 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$86,458	$86,458	$—	$—
Interest-earning time deposits	9,239	—	9,357	—
Investment securities, held to maturity	199,467	—	207,324	—
Loans held for sale	6,245	—	—	6,245
Loans (excluding loan level hedges), net	3,658,859	—	—	3,694,421
Stock in FHLB	22,447	—	22,447	—
Interest receivable	17,774	—	17,774	—
Liabilities
Non-interest bearing deposits	$709,978	$709,978	$—	$—
Interest bearing deposits	3,172,293	—	3,151,657	—
Borrowings	704,613	—	710,005	—
Subordinated debentures	56,374	—	52,118	—
Interest payable	2,772	—	2,772	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$98,831	$98,831	$—	$—
Interest-earning time deposits	8,455	—	8,537	—
Investment securities, held to maturity	207,899	—	215,147	—
Loans held for sale	4,088	—	—	4,088
Loans (excluding loan level hedges), net	3,619,174	—	—	3,554,951
Stock in FHLB	22,447	—	22,447	—
Interest receivable	18,828	—	18,828	—
Liabilities
Non-interest bearing deposits	$709,760	$709,760	$—	$—
Interest bearing deposits	3,221,242	—	3,180,768	—
Borrowings	549,741	—	546,995	—
Subordinated debentures	56,311	—	51,809	—
Interest payable	3,062	—	3,062	—

Note 12 – Accumulated Other Comprehensive Income

	March 31, 2020	December 31, 2019
Unrealized gain on securities available for sale	$20,340	$12,687
Unamortized loss on securities held to maturity, previously transferred from AFS	(137)	(107)
Unrealized loss on derivative instruments	(8,405)	(4,440)
Tax effect	(2,476)	(1,708)
Total accumulated other comprehensive income	$9,322	$6,432

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk-based, Tier I risk-based, common equity Tier I risk- based and Tier I leverage ratios as set forth in the table below. As of March 31, 2020 and December 31, 2019, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2020 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.
In October 2019, the federal banking agencies finalized a new rule that will simplify capital requirements for qualified community banks that opt into the new community bank leverage ratio framework. The new framework was available to use in March 31, 2020 Call Reports or Forms FRY-9C (as applicable) for depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, among other qualifying criteria. Horizon did not elect the new community bank leverage ratio framework.
As of March 31, 2020, the Company and Bank elected the transition option of the 2019 CECL Rule which allows banking organizations to phase in over a three-year period the day-one adverse effects of CECL on their regulatory capital ratios.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of March 31, 2020 and December 31, 2019 were as follows:

	Actual		Required for Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital[1] (to risk-weighted assets)
Consolidated	$551,215	13.69%	$322,112	8.00%	$422,773	10.50%	N/A	N/A
Bank	513,248	12.73%	322,544	8.00%	423,339	10.50%	$403,180	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	514,493	12.78%	241,546	6.00%	342,190	8.50%	N/A	N/A
Bank	476,526	11.82%	241,891	6.00%	342,679	8.50%	322,522	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	457,000	11.35%	181,189	4.50%	281,850	7.00%	N/A	N/A
Bank	476,526	11.82%	181,419	4.50%	282,207	7.00%	262,049	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	514,493	10.14%	202,956	4.00%	202,956	4.00%	N/A	N/A
Bank	476,526	9.43%	202,132	4.00%	202,132	4.00%	252,665	5.00%
December 31, 2019
Total capital[1] (to risk-weighted assets)
Consolidated	$548,364	13.95%	$314,395	8.00%	$412,644	10.500%	N/A	N/A
Bank	497,227	12.65%	314,452	8.00%	412,718	10.500%	$393,065	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	530,643	13.50%	235,796	6.00%	334,044	8.500%	N/A	N/A
Bank	479,506	12.20%	235,823	6.00%	334,082	8.500%	314,430	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	473,150	12.04%	176,846	4.50%	275,094	7.000%	N/A	N/A
Bank	479,506	12.20%	176,867	4.50%	275,126	7.000%	255,475	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	530,643	10.50%	202,111	4.00%	202,111	4.000%	N/A	N/A
Bank	479,506	9.49%	202,110	4.00%	202,110	4.000%	252,638	5.00%
(1) As defined by regulatory agencies

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 14 – Future Accounting Matters
FASB ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The FASB has issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
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
Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:
•economic conditions and their impact on Horizon and its customers;
•COVID-19 related impact on Horizon and its customers (See Item 1A. Risk Factors within this Report on Form 10-Q for additional details)
•changes in the level and volatility of interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;
•volatility in interest rates and their impact on mortgage loan volumes and the outflow of deposits;
•loss of key Horizon personnel;
•increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks;
•loss of fee income, including interchange fees, as new and emerging alternative payment platforms (e.g. Apple Pay or Bitcoin) take a greater market share of the payment systems;
•estimates of fair value of certain of Horizon’s assets and liabilities;
•volatility and disruption in financial markets;
•prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;
•sources of liquidity;
•potential risk of environmental liability related to lending activities;
•changes in the competitive environment in Horizon’s market areas and among other financial service providers;
•legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;
•the impact of whole or partial dismantling of provisions of the Dodd-Frank Act under the current federal administration, including the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act;
•the impact of the Basel III capital rules;
•changes in regulatory supervision and oversight, including monetary policy and capital requirements;

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
•changes in accounting policies or procedures as may be adopted and required by regulatory agencies;
•rapid technological developments and changes;
•the risks presented by cyber terrorism and data security breaches;
•containing costs and expenses;
•the slowing or failure of economic recovery;
•the ability of the U.S. federal government to manage federal debt limits;
•the potential influence on the U.S. financial markets and economy from material changes outside the U.S. or in overseas relations, including changes in the U.S. trade relations related to imposition of tariffs, Brexit and the phase out in 2021 of the London Interbank Offered Rate (“LIBOR”); and
•the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2019 Annual Report on Form 10-K, in Item 1A of this Report on Form 10-Q, and in the subsequent reports we file with the SEC.
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
First Quarter 2020 Keys
•Horizon's focus on the safety and well-being of our employees, customers and community is always paramount in our decision making.
•We believe that Horizon's balance sheet was well-positioned leading up to the COVID–19 National Health Emergency.
•Horizon Bank's strong liquidity position includes approximately $1.1 billion in cash and investment securities, which is approximately 20.5% of total assets, and approximately $435.4 million in unused availability on lines of credit, at March 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
•Horizon began preparing staff and systems to enable customers to access funding provided by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed at the end of the first quarter, including the Paycheck Protection Program (“PPP”) Round One, for which Horizon Bank received SBA approval for over 1,700 loans totaling approximately $280.0 million as of April 24, 2020. During Round One of the PPP program, 95.5% of Horizon's applicants were approved for funding.
•Horizon maintained stable asset quality metrics during the first quarter of 2020, including non–performing loans and delinquencies representing 0.65% and 0.33% of total loans, respectively, at March 31, 2020, while net charge–offs were 0.01% of average loans for the quarter. At March 31, 2020, Horizon's outstanding balance of other real estate owned and repossessed assets remained low totaling $2.8 million.
•Credit loss expense of $8.6 million, $2.8 million of acquired non-accretable credit loan discounts on Purchased Credit Impaired loans now classified as Purchase Credit Deteriorated and a $19.8 million increase in the Allowance for Credit Losses (“ACL”) reflected the implementation of the Current Expected Credit Losses (“CECL”) accounting method, the nature of our loan portfolios and general characteristics of certain loan pools. ACL represented 1.30% of total loans and 201.8% of non–performing loans at March 31, 2020.
•Horizon has experienced an increase in mortgage loan originations during the first quarter of 2020, with 53% refinances and 47% new purchases.
•Horizon's net income totaled $11.7 million, or $0.26 diluted earnings per share, for the first quarter of 2020 compared to $18.5 million, or $0.41 diluted earnings per share, for the fourth quarter of 2019 and $10.8 million, or $0.28 diluted earnings per share, for the first quarter of 2019.
•Horizon's pre-tax, pre-provision net income totaled $21.8 million for the first quarter of 2020, compared to $22.8 million for the fourth quarter of 2019 and $13.3 million for the first quarter of 2019. This non-GAAP financial measure is utilized by banks to provide a greater understanding of pre-tax profitability before giving effect to credit loss expense, acquisition–related expenses, gains and losses on sale of investment securities and death benefit on bank owned life insurance. (See the “Non-GAAP Reconciliation of Pre-Tax, Pre-Provision Net Income” table below.)
•Horizon's net interest margin remained relatively stable for the first quarter of 2020 at 3.56% and adjusted net interest margin at 3.44%. (See the “Non–GAAP Reconciliation of Net Interest Margin” table for the definition of this Non–GAAP calculation.)
•Comparisons to first quarter 2019 results reflect Horizon's acquisition of Salin Bancshares, Inc. on March 26, 2019.
Coronavirus Update/Status
The coronavirus (“COVID-19”) pandemic has placed significant health, economic and other major pressure throughout the communities we serve, the state of Indiana, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:
•Employees
◦Safety and well-being of employees and families is our first priority.
◦Implemented pandemic plan in March after completing test run in February 2020.
◦Lobby access by appointment only (all offices are open).
◦Approximately 42% of our employees are working remotely.
◦Social distancing measures implemented for employees reporting to an office.
◦Increased paid time off and sick time benefits.
◦Preparing to reopen with safety of our employees and customers top of mind (plexiglass, masks, gloves, social distancing).
•Consumers
◦All offices remain open, by appointment only.
◦Installed nine additional Interactive Teller Machines (“ITMs”) staffed by remote video tellers.
◦Opened fourth call center location.
◦Payment relief
▪More than $51 million consumer and mortgage loans have been modified as of April 24, 2020.
▪Continue to provide new loans to qualified applicants.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
▪Providing mortgage loan education programs.
▪Providing additional financial assistance in the form of fee waivers and a freeze on all debt collection activities.
▪Processed over 22,000, or more than $41 million, in consumer stimulus payments.
•Businesses
◦All offices remain open, by appointment only.
◦Preferred SBA Lender
▪Active participant in all SBA loan programs (PPP, 7a, Express and 504).
◦Payment Relief Programs
▪More than $350 million in loans with payment extensions as of April 24, 2020.
▪Processed and received approval on more than 1,700 PPP loans during round one.
▪Continue to provide new loans to qualified applicants.

•Communities
◦Increased volunteerism in support of local not-for-profit entities.
◦Contributed over $270,000 to COVID-19 related not-for-profit efforts (local food banks, United Way, housing).
◦Participating in community conference calls related to COVID-19.
◦Partnered with local neighborhood housing partnerships to provide funding for low to moderate income families.
◦Partnered with local Certified Development Corporations to provide capital to small businesses.

Financial Summary

	At or for the Three Months Ended
Credit Quality Preceding National Emergency	March 31,	December 31,	March 31,
	2020	2019	2019
Allowance for credit losses to total loans	1.30%	0.49%	0.49%
Non-performing loans to total loans	0.65%	0.58%	0.54%
Percent of net charge-offs to average loans outstanding for the period	0.01%	0.02%	0.01%

		CECL Adoption
	December 31,		January 1,	(Net Charge-Offs)/	Reserve	March 31,
Allowance for Credit Losses	2019	Impact	2020	Recoveries	Build	2020
Commercial	$11,996	$13,618	$25,614	$20	$6,916	$32,550
Retail Mortgage	923	4,048	4,971	(17)	700	5,654
Warehouse	1,077	—	1,077	—	(22)	1,055
Consumer	3,671	4,911	8,582	(407)	1,006	9,181
Allowance for Credit Losses ("ACL")	$17,667	$22,577	$40,244	$(404)	$8,600	$48,440
ACL/Total Loans	0.49%		1.10%			1.30%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019

	For the Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Income and Net Interest Margin	2020	2019	2019
Net interest income	$40,925	$41,519	$34,280
Net interest margin	3.56%	3.58%	3.62%
Adjusted net interest margin	3.44%	3.49%	3.46%

	For the Three Months Ended
	March 31,	December 31,	March 31,
Asset Yields and Funding Costs	2020	2019	2019
Interest earning assets	4.47%	4.57%	4.76%
Interest bearing liabilities	1.13%	1.24%	1.44%

	For the Three Months Ended
Non-interest Income and Mortgage Banking Income	March 31,	December 31,	March 31,
	2020	2019	2019
Total non-interest income	$12,063	$11,934	$8,712
Gain on sale of mortgage loans	3,473	3,119	1,309
Mortgage servicing income net of impairment	25	294	606

	For the Three Months Ended
	March 31,	December 31,	March 31,
Non-interest Expense	2020	2019	2019
Total non-interest expense	$31,149	$30,650	$29,738
Annualized non-interest expense to average assets	2.38%	2.32%	2.80%

Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for 2019 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.
Allowance for Credit Losses
The allowance for credit losses on loans and leases replaces the allowance for loan and leases losses as a critical accounting estimate, as of January 1, 2020 with the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

The allowance for credit losses represents management’s best estimate of current expected credit losses over the life of the portfolio of loan and leases. Estimating credit losses requires judgment in determining loan specific attributes impacting the borrower’s ability to repay contractual obligations. Other factors such as economic forecasts used to determine a reasonable and supportable forecast, prepayment assumptions, the value of underlying collateral, and changes in size composition and risks within the portfolio are also considered.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
The allowance for credit losses is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses. The allowance is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast. Loan losses are estimated using the fair value of collateral for collateral-dependent loans, or when the borrower is experiencing financial difficulty such that repayment of the loan is expected to be made through the operation or sale of the collateral. Loan balances considered uncollectible are charged-off against the ACL. Recoveries of amounts previously charged-off are credited to the ACL. PCD assets represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses. Management believes that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans and leases as of the balance sheet date. Actual losses incurred may differ materially from our estimates. Particularly, the impact of COVID-19 on both borrower credit and the greater macroeconomic environment is uncertain and changes in the duration, spread and severity of the virus will affect our loss experience.
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2020, Horizon had core deposit intangibles of $25.7 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that as of March 31, 2020 it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
Mortgage Servicing Rights
Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets on a servicing- retained basis. Capitalized servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates, original loan terms and whether the loans are fixed or adjustable rate mortgages. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment can adversely affect the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets was to increase in the future, Horizon can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact Horizon’s financial condition and results of operations either positively or negatively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
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
Financial Condition
On March 31, 2020, Horizon’s total assets were $5.4 billion, an increase of approximately $104.5 million compared to December 31, 2019. The increase was primarily in investment securities available for sale of $65.7 million, net loans of $39.7 million, other assets of $18.8 million and loans held for sale of $2.2 million. These increases were offset by a decrease in cash and due from banks of $12.4 million and investment securities held to maturity of $8.4 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$—	$—	$1,415	$1,413
State and municipal	460,013	471,203	396,931	405,768
Federal agency collateralized mortgage obligations	253,977	257,813	267,272	269,252
Federal agency mortgage-backed pools	155,289	160,050	145,623	146,572
Corporate notes	10,857	11,410	10,848	11,771
Total available for sale investment securities	$880,136	$900,476	$822,089	$834,776
Held to maturity
State and municipal	$183,478	$190,857	$190,767	$197,842
Federal agency collateralized mortgage obligations	3,693	3,746	4,560	4,568
Federal agency mortgage-backed pools	12,296	12,721	12,572	12,737
Total held to maturity investment securities	$199,467	$207,324	$207,899	$215,147
Investment securities available for sale increased $65.7 million since December 31, 2019 to $900.5 million as of March 31, 2020. This increase was due to additional purchases to increase earning assets.
Gross loans increased $72.6 million since December 31, 2019 to $3.7 billion as of March 31, 2020. Mortgage warehouse, consumer and commercial loans increased $73.2 million, $6.7 million and $3.8 million, respectively, offset by a decrease in residential mortgage loans of $13.2 million.
Total deposits decreased $48.7 million since December 31, 2019 to $3.9 billion as of March 31, 2020. This decrease was primarily due to seasonality and replacing higher cost public time deposits with lower cost borrowings.
As a result of the decrease in total deposits, the Company increased total borrowings from $549.7 million as of December 31, 2019 to $704.6 million as of March 31, 2020. At March 31, 2020, the Company had $348.0 million in short-term funds borrowed compared to $267.9 million at December 31, 2019.
Stockholders’ equity totaled $630.8 million at March 31, 2020 compared to $656.0 million at December 31, 2019. The decrease in stockholders’ equity during the period was due to the repurchase of outstanding stock, the impact of the adoption of ASU 2016-13 and dividends declared, offset by the generation of net income during the period. Book value per common share at March 31, 2020 decreased to $14.41 compared to $14.59 at December 31, 2019.
Results of Operations
Overview
Consolidated net income for the three-month period ended March 31, 2020 was $11.7 million, or $0.26 diluted earnings per share, compared to $10.8 million, or $0.28 diluted earnings per share for the same period in 2019. The increase in net income for the three-month period ended March 31, 2020 when compared to the same prior year period reflects an increase in net interest income of $6.6 million, an increase in non-interest income of $3.4 million and a decrease in tax expense of $490,000, offset by an increase in credit loss expense of $8.2 million and an increase in non-interest expense of $1.4 million. Excluding merger expenses, gain on sale of investment securities and death benefit on bank owned lief insurance (“adjusted net income”), adjusted net income for the first quarter of 2020 was $11.2 million, or $0.24 diluted earnings per share, compared to $14.2 million, or $0.37 diluted earnings per share for the first quarter of 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
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
Net interest income during the three months ended March 31, 2020 was $40.9 million, an increase of $6.6 million from the $34.3 million earned during the same period in 2019. Yields on the Company’s interest-earning assets decreased by 29 basis points to 4.47% for the three months ended March 31, 2020 from 4.76% for the three months ended March 31, 2019. Interest income increased $6.3 million from $45.4 million for the three months ended March 31, 2019 to $51.7 million for the same period in 2020. The increase in interest income was due to an increase in average interest-earning assets from the Salin acquisition and organic growth. Interest income from acquisition-related purchase accounting adjustments was $1.4 million for the three months ending March 31, 2020 compared to $1.5 million for the same period of 2019.
Rates paid on interest-bearing liabilities decreased by 31 basis points for the three-month period ended March 31, 2020 compared to the same period in 2019 due to a decrease in the cost of interest-bearing deposits and borrowings. Interest expense decreased $364,000 when compared to the three-month period ended March 31, 2019 to $10.7 million for the same period in 2020. This decrease was due to lower rates paid on deposits and borrowings. The cost on average interest-bearing deposits decreased 15 basis points while the cost of average borrowings decreased 85 basis points. Average balances of interest-bearing deposits increased $699.1 million and were primarily due to the acquisition of Salin. Average balances of borrowings decreased $44.1 million for the three-month period ended March 31, 2020 when compared to the same period in 2019.
The net interest margin decreased 6 basis points from 3.62% for the three-month period ended March 31, 2019 to 3.56% for the same period in 2020. The decrease in the margin for the three-month period ended March 31, 2020 compared to the same period in 2019 was due to a decrease in the yield of interest-earning assets, offset by a decrease in the cost of interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.44% for the three-month period ending March 31, 2020 compared to 3.46% for the same period in 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
The following are the average balance sheets for the three months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		March 31, 2020			March 31, 2019
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$24,974	$96	1.55%	$7,843	$57	2.95%
	Interest earning deposits	26,491	101	1.53%	26,355	155	2.39%
	Investment securities - taxable	478,697	2,701	2.27%	448,840	2,910	2.63%
	Investment securities - non-taxable (1)	588,784	3,798	3.18%	393,720	2,628	3.40%
	Loans receivable (2) (3)	3,604,809	44,958	5.03%	3,052,538	39,623	5.27%
	Total interest earning assets	4,723,755	51,654	4.47%	3,929,296	45,373	4.76%
	Non-interest earning assets
	Cash and due from banks	78,108			44,527
	Allowance for credit losses	(24,468)			(17,836)
	Other assets	479,937			351,202
	Total average assets	$5,257,332			$4,307,189
	Liabilities and Stockholders' Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,225,323	$7,716	0.96%	$2,514,841	$6,876	1.11%
	Borrowings	533,129	2,238	1.69%	577,199	3,621	2.54%
	Subordinated debentures	56,333	775	5.53%	39,236	596	6.16%
	Total interest bearing liabilities	3,814,785	10,729	1.13%	3,131,276	11,093	1.44%
	Non-interest bearing liabilities
	Demand deposits	717,257			643,601
	Accrued interest payable and other liabilities	57,702			25,863
	Stockholders' equity	667,588			506,449
	Total average liabilities and stockholders' equity	$5,257,332			$4,307,189

	Net interest income/spread		$40,925	3.34%		$34,280	3.32%
	Net interest income as a percent of average interest earning assets (1)			3.56%			3.62%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
Credit Loss Expense
Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended March 31, 2020, a provision of $8.6 million was required to reflect the nature of our loan portfolios and general characteristics of certain loan pools compared to $364,000 for the same period of 2019. Commercial loan net recoveries during the three-month period ended March 31, 2020 were $20,000, residential mortgage loan net charge-offs were $17,000 and consumer loan net charge-offs were $407,000. The ACL balance at March 31, 2020 was $48.4 million, or 1.30% of total loans. This compares to an ACL balance of $17.7 million at December 31, 2019 or 0.49% of total loans.

The $8.6 million ACL provision included $7.0 million in special allocations related to the potential impact on two portfolios, hotels and restaurants, as a result of the COVID-19 measures implemented by the states in which Horizon operates (Indiana and Michigan). Extensive analysis and monitoring of these portfolios has been undertaken and, while no loss has been specifically identified, the risks to certain borrowers are elevated and, therefore, the special allocation was deemed prudent.

As of March 31, 2020, non-performing loans totaled $24.0 million, which reflects a seven basis point increase in non-performing loans to total loans, or a $2.8 million increase from $21.2 million in non-performing loans as of December 31, 2019. Non-performing commercial loans increased by $2.2 million, non-performing real estate loans increased by $527,000 and non-performing consumer loans increased by $58,000 at March 31, 2020 compared to December 31, 2019.
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID-19 pandemic as being a TDR, including impairment for accounting purposes. At March 31, 2020, the Bank modified loans totaling $56.6 million which qualify for treatment under the CARES Act.
Other Real Estate Owned (OREO) and repossessed assets totaled $2.8 million at March 31, 2020 compared to $3.7 million at December 31, 2019.
Non-interest Income
The following is a summary of changes in non-interest income for the three months ending March 31, 2020 and 2019 (table dollar amounts in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$2,446	$1,877	$569	30.3%
Wire transfer fees	171	118	53	44.9%
Interchange fees	1,896	1,361	535	39.3%
Fiduciary activities	2,528	2,089	439	21.0%
Gain on sale of investment securities	339	15	324	2,160.0%
Gain on sale of mortgage loans	3,473	1,309	2,164	165.3%
Mortgage servicing net of impairment	25	606	(581)	-95.9%
Increase in cash surrender value of bank owned life insurance	554	513	41	8.0%
Death benefit on bank owned life insurance	233	—	233	0.0%
Other income	398	824	(426)	(51.7)%
Total non-interest income	$12,063	$8,712	$3,351	38.5%
Total non-interest income was $3.4 million higher during the first quarter of 2020 compared to the same period of 2019. Service charges on deposit accounts and interchange fees increased $569,000 and $535,000, respectively, for the three-month period ended March 31, 2020 when compared to the same period of 2019 primarily due to the acquisition of Salin and organic growth. Residential mortgage loan activity during the first quarter of 2020 generated $3.5 million of income from the gain on sale of mortgage loans, up from $1.3 million for the same period in 2019 due to a higher volume of loans sold.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
Non-interest Expense
The following is a summary of changes in non-interest expense for the three months ending March 31, 2020 and 2019 (table dollar amounts in thousands):

	Three Months Ended
	March 31, 2020			March 31, 2019			Adjusted
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted	Amount Change	Percent Change
Non-interest Expense
Salaries and employee benefits	$16,591	$—	$16,591	$14,466	$(2)	$14,464	$2,127	14.7%
Net occupancy expenses	3,252	—	3,252	2,772	—	2,772	480	17.3%
Data processing	2,405	—	2,405	1,966	(292)	1,674	731	43.7%
Professional fees	536	—	536	493	(239)	254	282	111.0%
Outside services and consultants	1,915	—	1,915	3,530	(2,290)	1,240	675	54.4%
Loan expense	2,099	—	2,099	1,949	—	1,949	150	7.7%
FDIC deposit insurance	150	—	150	160	—	160	(10)	-6.3%
Other losses	120	—	120	104	(2)	102	18	17.6%
Other expenses	4,081	—	4,081	4,298	(1,293)	3,005	1,076	35.8%
Total non-interest expense	$31,149	$—	$31,149	$29,738	$(4,118)	$25,620	$5,529	21.6%
Annualized Non-interest Exp. to Avg. Assets	2.38%		2.38%	2.80%		2.41%
Total non-interest expense was $1.4 million higher in the first quarter of 2020 when compared to the first quarter of 2019. Increases in salaries and employee benefits, net occupancy expenses, data processing and loans expense were offset in part by decreases in outside services and consultants and other expenses. Excluding merger expenses, total non-interest expense increased by $5.5 million in the first quarter of 2020 when compared to the first quarter of 2019. This increase was primarily related to the closing of the Salin Bancshares, Inc. merger on March 26, 2019 and the related increase in costs.
Annualized non-interest expense as a percent of average assets were 2.38% and 2.80% for the three months ended March 31, 2020 and 2019, respectively. Annualized non-interest expense, excluding merger expenses, as a percent of average assets were 2.38% and 2.41% for the three months ended March 31, 2020 and 2019, respectively.
Income Taxes
Income tax expense totaled $1.6 million for the first quarter of 2020 a decrease of $490,000 when compared to the first quarter of 2019. The decrease in income tax expense in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to an increase in tax-exempt municipal interest income.
Liquidity
The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At March 31, 2020, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $435.4 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $517.1 million at December 31, 2019. The Bank had approximately $743.5 million of unpledged investment securities at March 31, 2020 compared to $807.4 million at December 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2020. Stockholders’ equity totaled $630.8 million as of March 31, 2020, compared to $656.0 million as of December 31, 2019. For the three months ended March 31, 2020, the ratio of average stockholders’ equity to average assets was 12.70% compared to 12.28% for the twelve months ended December 31, 2019. The decrease in stockholders’ equity during the period was the result of the repurchase of outstanding stock, the impact of the adoption of ASU 2016-13 and dividends declared, offset by net income.
Horizon declared common stock dividends in the amount of $0.12 per share during the first three months of 2020 and $0.10 per share for the same period of 2019. The dividend payout ratio (dividends as a percent of basic earnings per share) was 46.2% and 35.7% for the first three months of 2020 and 2019, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2019.
Use of Non-GAAP Financial Measures
Certain information set forth in this quarterly report on Form 10-Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non-GAAP financial measures relating to net income, diluted earnings per share, net interest margin, the allowance for credit losses, tangible stockholders’ equity, tangible book value per share, the return on average assets, the return on average common equity, and pre-tax pre-provision net income. In each case, we have identified special circumstances that we consider to be adjustments and have excluded them, to show the impact of such events as acquisition-related purchase accounting adjustments and the tax reform bill, among others we have identified in our reconciliations. Horizon believes that these non-GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and other adjustments. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this Report on Form 10-Q for reconciliations of the non-GAAP figures identified herein and their most comparable GAAP measures.

Non-GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Net income as reported	$11,655	$18,543	$20,537	$16,642	$10,816
Merger expenses	—	—	—	1,532	4,118
Tax effect	—	—	—	(295)	(692)
Net income excluding merger expenses	11,655	18,543	20,537	17,879	14,242
(Gain)/loss on sale of investment securities	(339)	(10)	—	100	(15)
Tax effect	71	2	—	(21)	3
Net income excluding (gain)/loss on sale of investment securities	11,387	18,535	20,537	17,958	14,230
Death benefit on bank owned life insurance (“BOLI”)	(233)	—	(213)	(367)	—
Net income excluding death benefit on BOLI	11,154	18,535	20,324	17,591	14,230
Adjusted net income	$11,154	$18,535	$20,324	$17,591	$14,230

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019

Non-GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Diluted earnings per share (“EPS”) as reported	$0.26	$0.41	$0.46	$0.37	$0.28
Merger expenses	—	—	—	0.03	0.11
Tax effect	—	—	—	—	(0.02)
Diluted EPS excluding merger expenses	0.26	0.41	0.46	0.40	0.37
(Gain)/loss on sale of investment securities	(0.01)	—	—	—	—
Tax effect	—	—	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.25	0.41	0.46	0.40	0.37
Death benefit on BOLI	(0.01)	—	(0.01)	(0.01)	—
Diluted EPS excluding death benefit on BOLI	0.24	0.41	0.45	0.39	0.37
Adjusted Diluted EPS	$0.24	$0.41	$0.45	$0.39	$0.37

Non-GAAP Reconciliation of Pre-Tax, Pre-Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Pre-tax income	$13,239	$22,463	$24,541	$19,947	$12,890
Credit loss expense	8,600	340	376	896	364
Pre-tax, pre-provision net income	$21,839	$22,803	$24,917	$20,843	$13,254
Pre-tax, pre-provision net income	$21,839	$22,803	$24,917	$20,843	$13,254
Merger expenses	—	—	—	1,532	4,118
(Gain)/loss on sale of investment securities	(339)	(10)	—	100	(15)
Death benefit on bank owned life insurance	(233)	—	(213)	(367)	—
Adjusted pre-tax, pre-provision net income	$21,267	$22,793	$24,704	$22,108	$17,357

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019

Non-GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Net interest income as reported	$40,925	$41,519	$43,463	$41,529	$34,280
Average interest earning assets	4,723,755	4,748,217	4,623,985	4,566,674	3,929,296
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.56%	3.58%	3.82%	3.73%	3.62%
Net interest income as reported	$40,925	$41,519	$43,463	$41,529	$34,280
Acquisition-related purchase accounting adjustments (“PAUs”)	(1,434)	(1,042)	(1,739)	(1,299)	(1,510)
Adjusted net interest income	$39,491	$40,477	$41,724	$40,230	$32,770
Adjusted net interest margin	3.44%	3.49%	3.67%	3.61%	3.46%

Non-GAAP Reconciliation of Tangible Stockholders' Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Total stockholders' equity	$630,842	$656,023	$642,711	$626,461	$609,468
Less: Intangible assets	176,961	177,917	178,896	179,776	176,864
Total tangible stockholders' equity	$453,881	$478,106	$463,815	$446,685	$432,604
Common shares outstanding	43,763,623	44,975,771	44,969,021	45,061,372	45,052,747
Tangible book value per common share	$10.37	$10.63	$10.31	$9.91	$9.60

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019

Non-GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Non-GAAP Calculation of Efficiency Ratio
Non-interest expense as reported	$31,149	$30,650	$30,060	$31,584	$29,738
Net interest income as reported	40,925	41,519	43,463	41,529	34,280
Non-interest income as reported	$12,063	$11,934	$11,514	$10,898	$8,712
Non-interest expense/(Net interest income + Non-interest income) ("Efficiency Ratio")	58.79%	57.34%	54.68%	60.24%	69.17%

Non-GAAP Reconciliation of Adjusted Efficiency Ratio
Non-interest expense as reported	$31,149	$30,650	$30,060	$31,584	$29,738
Merger expenses	—	—	—	(1,532)	(4,118)
Non-interest expense excluding merger expenses	31,149	30,650	30,060	30,052	25,620
Net interest income as reported	40,925	41,519	43,463	41,529	34,280
Non-interest income as reported	12,063	11,934	11,514	10,898	8,712
(Gain)/loss on sale of investment securities	(339)	(10)	—	100	(15)
Death benefit on bank owned life insurance ("BOLI")	(233)	—	(213)	(367)	—
Non-interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$11,491	$11,924	$11,301	$10,631	$8,697
Adjusted efficiency ratio	59.43%	57.35%	54.89%	57.62%	59.61%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019

Non-GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)

	Three Months Ended
Non-GAAP Reconciliation of Return on Average Assets	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Average assets	$5,257,332	$5,250,574	$5,107,259	$5,047,365	$4,307,189
Return on average assets ("ROAA") as reported	0.89%	1.40%	1.60%	1.32%	1.02%
Merger expenses	—	—	—	0.12	0.39
Tax effect	—	—	—	(0.02)	(0.07)
ROAA excluding merger expenses	0.89	1.40	1.60	1.42	1.34
(Gain)/loss on sale of investment securities	(0.03)	—	—	0.01	—
Tax effect	0.01	—	—	—	—
ROAA excluding (gain)/loss on sale of investment securities	0.87	1.40	1.60	1.43	1.34
Death benefit on bank owned life insurance ("BOLI")	(0.02)	—	(0.02)	(0.03)	—
ROAA excluding death benefit on BOLI	0.85	1.40	1.58	1.40	1.34
Adjusted ROAA	0.85%	1.40%	1.58%	1.40%	1.34%

Non-GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)

	Three Months Ended
Non-GAAP Reconciliation of Return on Average Common Equity	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Average common equity	$667,588	$653,071	$640,770	$622,028	$506,449
Return on average common equity ("ROACE") as reported	7.02%	11.26%	12.72%	10.73%	8.66%
Merger expenses	—	—	—	0.99	3.30
Tax effect	—	—	—	(0.19)	(0.55)
ROACE excluding merger expenses	7.02	11.26	12.72	11.53	11.41
(Gain)/loss on sale of investment securities	(0.20)	(0.01)	—	0.06	(0.01)
Tax effect	0.04	—	—	(0.01)	—
ROACE excluding (gain)/loss on sale of investment securities	6.86	11.25	12.72	11.58	11.40
Death benefit on bank owned life insurance ("BOLI")	(0.14)	—	(0.13)	(0.24)	—
ROACE excluding death benefit on BOLI	6.72	11.25	12.59	11.34	11.40
Adjusted ROACE	6.72%	11.25%	12.59%	11.34%	11.40%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2020 and 2019

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2019 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2019 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2020, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2020, Horizon adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Horizon implemented changes to the policies, process, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under this new standard mirror controls under the prior GAAP methodology. New controls were established over the review of economic forecasting projections obtained from independent third parties. Except as related to the adoption of ASU 2016-13, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 1. LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A. RISK FACTORS
The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company's 2019 Annual Report on Form 10-K.
The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding operations, interest rate risk, human capital and self-insurance, as described in more detail below.
•Credit Risk - Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower's business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended.
•Strategic Risk - Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.
•Operational Risk - Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations and financial results. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from other locations and their homes to have our operations uninterrupted as much as possible. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations and financial results.
•Interest Rate Risk - Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest earning assets and interest bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
In addition, the United States Government and its related entities are incurring unprecedented debt levels in support of the United States Economy. This level of debt may not be sustainable, may cause inflationary pressures and increases risks to fund the balance sheet if international investors elect to no longer purchase United States Treasuries.
Because there have been no recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19's effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers' ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	99,407	2,150,593
February 1-29, 2020	197,219	16.07	296,626	1,953,374
March 1-31, 2020	76,697	15.08	373,323	1,876,677
Total	273,916	$15.79	769,356	1,876,677
(1)On July 16, 2019, the Board of Directors authorized a stock repurchase program for up to 2,250,000 shares of Horizon common stock, without par value. Horizon announced the program publicly on July 17, 2019. The program will continue until otherwise modified, suspended or terminated by the Board of Directors in its sole discretion and without notice.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6. EXHIBITS
(a) Exhibits
Exhibit Index

Exhibit No.	Description	Location
3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed on January 23, 2020
10.1	Amended and Restated Employment Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K filed on January 7, 2020
10.2	Amended and Restated Employment Agreement (James D. Neff), dated January 1, 2020	Incorporated by reference to Exhibit 10.8 to Registrant's Form 8-K filed on January 7, 2020
10.3	Change in Control Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 7, 2020
10.4	Change in Control Agreement (James D. Neff), dated January 1, 2020	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on January 7, 2020
10.5	Change in Control Agreement (Mark E. Secor), dated January 1, 2020	Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed on January 7, 2020
10.6	Change in Control Agreement (Kathie A. DeRuiter), dated January 1, 2020	Incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K filed on January 7, 2020
10.7	Change in Control Agreement (Dennis J. Kuhn), dated January 1, 2020	Incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K filed on January 7, 2020
10.8	Change in Control Agreement (Todd A. Etzler), dated January 1, 2020	Incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K filed on January 7, 2020
10.9	Stock Repurchase Agreement	Incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on March 10, 2020
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

May 11, 2020	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

May 11, 2020	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer